Form 10-Q
period 1996-09-30
IATROS HEALTH NETWORK INC
filed 1996-11-14
CIK 866970

CONFORMED COPY



                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


               [  X  ]      QUARTERLY REPORT UNDER SECTION 13  OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 30, 1996

                               OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period From __________ To __________


                  IATROS HEALTH NETWORK, INC.
     (Exact name of registrant as specified in its charter)

Delaware                     0-20345                 23-2596710
(State  of  Incorporation)   (Commission  File  No.) (IRS
                                                      Employer
                                                      Identification
                                                      No.)

                 10 Piedmont Center, Suite 400
                    Atlanta, Georgia, 30305
      (Address of principal executive offices)  (Zip Code)

         Registrant's telephone number:  (404) 266-3643


Indicate by (X) whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of  1934  during the preceding 12 months and has been subject  to such filing requirements for the past 90 days.
                    Yes  X         No

As  of  November 13, 1996, there were 15,842,242 shares of Common
Stock issued or to be issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock.




                            PART I  -  FINANCIAL INFORMATION

ITEM l:  FINANCIAL STATEMENTS
                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER  30, 1996 AND DECEMBER 31, 1995

                                    ASSETS
                                                             (UNAUDITED)
                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                 1996                    1995
                                                            -------------           ------------
CURRENT ASSETS

  Cash and cash equivalents                                     $676,582               $682,505
  Accounts receivable, net of allowance for doubtful
    accounts of $711,322 and $143,400 in 1996 and
    1995, respectively                                         7,197,568              4,237,452
  Notes receivable                                             1,200,000              1,000,000
  Inventory                                                      433,683                460,344
  Deferred tax asset                                             369,995              1,520,000
  Prepaid expenses and other current assets                    1,928,929              1,579,186
                                                            -------------           ------------
      Total current assets                                    11,806,757              9,479,487

PROPERTY AND EQUIPMENT, net                                    1,261,493                965,289

OTHER ASSETS

  Cash and cash equivalents, restricted                          200,000                375,000
  Deposits                                                     1,088,388                368,762
  Contract rights, net of accumulated
    amortization of $31,981 and $7,995 in 1996 and
    1995, respectively                                           849,363                631,710
  Excess of cost over net assets acquired, net
    of accumulated amortization of $640,406 and
    $310,582 in 1996 and 1995, respectively                    8,618,353              8,418,078
  Notes receivable                                             6,777,220              2,110,295
  Organization costs, net of accumulated
    amortization of $215,897 and $112,396 in
    1996 and 1995, respectively                                2,841,471              1,002,301
  Loans receivable and other assets                            5,630,057                675,526
                                                            -------------           ------------
                                                              26,004,852             13,581,672
                                                            -------------           ------------
                                                             $39,073,102            $24,026,448
                                                            =============           ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable, banks                                          $805,670               $879,811
  Current portion of long-term debt                              243,604              1,052,017
  Current portion of capital lease obligations                   187,048                127,001
  Accounts payable                                             2,277,950              1,188,650
  Accrued payroll and related liabilities                        505,384                353,017
  Accrued expenses and other current liabilities                 669,288              1,857,661
  Preferred stock dividends payable                              350,000                230,000
  Net current liabilities of discontinued operations             500,000                500,000
                                                            -------------           ------------
    Total current liabilities                                  5,538,944              6,188,157

LONG-TERM DEBT                                                    75,378                545,041

SUBORDINATED  CONVERTIBLE DEBENTURES                             750,000                  -

CAPITAL LEASE OBLIGATIONS                                        255,500                209,329

COMMITTMENTS AND CONTINGENCIES
                                                            -------------           ------------
                                                               6,619,822              6,942,527
STOCKHOLDERS' EQUITY

  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized;
     Series A, 533,333 shares issued and outstanding
        in 1996 and 1995, respectively                               533                    533
     Series B, 100,000 shares issued and outstanding
        in 1996 and 1995, respectively                               100                    100
  Common Stock, $.001 par value, 25,000,000 shares
     authorized; 15,842,242 and 11,351,745 shares issued
     or to be issued and outstanding in 1996 and 1995,
     respectively                                                 15,842                 11,351

  Additional Paid-In Capital                                  34,093,767             20,441,130
  Deficit                                                     (1,656,962)            (3,369,193)
                                                            -------------           ------------
                                                              32,453,280             17,083,921
                                                            -------------           ------------
                                                             $39,073,102            $24,026,448
                                                            =============           ============

             The accompanying notes are an integral part of the consolidated financial statements


                            IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                 Three months ended September 30,  Nine months ended September
                                                      1996           1995               1996          19
                                                 -------------  ------------       ------------  ------------
Revenue
  Ancillary services                               $2,454,570    $2,052,951         $6,645,326    $4,795,325
  Management services                               3,232,666       760,132          7,764,758     2,741,762
  Development services                              1,557,399     1,520,103          6,580,119     3,323,228
                                                 -------------  ------------       ------------  ------------
                                                    7,244,635     4,333,186         20,990,203    10,860,315
Operating expenses
  Ancillary services                                2,285,167     1,714,789          6,328,304     4,418,319
  Management services                               2,994,387       589,680          7,607,367     2,149,123
  General and administrative                        1,238,971       542,487          2,879,289     1,604,519
                                                 -------------  ------------       ------------  ------------
                                                    6,518,525     2,846,956         16,814,960     8,171,961
                                                 -------------  ------------       ------------  ------------
Income/(loss) from operations before
  other income (expense) and income
  tax benefit (expense)                               726,110     1,486,230          4,175,243     2,688,354

Other income (expense)
  Interest income                                      97,636        32,195            308,268        54,575
  Interest expense                                    (84,918)     (100,061)          (593,264)     (212,310)
  Depreciation and amortization                      (240,418)      (81,265)          (795,736)     (268,644)
  Other income (expense)                              (29,287)                         (12,278)       (9,282)
                                                 -------------  ------------       ------------  ------------
                                                     (256,987)     (149,131)        (1,093,010)     (435,661)
                                                 -------------  ------------       ------------  ------------

Income/(loss) from operations
  before income tax benefit (expense)                 469,123     1,337,099          3,082,233     2,252,693


Income tax benefit (expense)                         (187,600)      600,000         (1,250,005)      950,000
                                                 -------------  ------------       ------------  ------------

Net Income (loss)                                    $281,523    $1,937,099         $1,832,228    $3,202,693
                                                 =============  ============       ============  ============



Primary earnings (loss) per common
   and common equivalent share                          $0.01         $0.15              $0.11         $0.25
                                                 -------------  ------------       ------------  ------------
          Net Income (loss)                             $0.01         $0.15              $0.11         $0.25
                                                 =============  ============       ============  ============
Weighted average number of shares of
  common stock and equivalents outstanding         17,323,757    12,575,726         16,196,818    12,690,531
                                                 =============  ============       ============  ============

Fully diluted earnings per common
      and common equivalent share                        N/A           N/A                N/A           N/A
                                                 -------------  ------------       ------------  ------------
          Net Income (loss)                              N/A           N/A                N/A           N/A
                                                 =============  ============       ============  ============
Weighted average number of shares of
  common stock and equivalents outstanding               N/A           N/A                N/A           N/A
                                                 =============  ============       ============  ============


             The accompanying notes are an integral part of the consolidated financial statements

                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                             1996                  1995
                                                          (UNAUDITED)           (UNAUDITED
                                                         -------------         -------------
OPERATING ACTIVITIES

  Net Income / (loss)                                      $1,832,228            $3,202,693
  Adjustments to reconcile net income (loss) to
   net cash utilized by operating activities:
    Net cash utilized by discontinued
     operations                                                 -                  (169,659)
    Depreciation and amortization                             795,736                82,584
    Deferred taxes                                          1,150,005              (950,000)
    Changes in (net of disposals):
       Accounts receivable                                 (2,960,114)           (1,825,518)
       Notes and loans receivable                          (9,821,456)
       Inventory                                               26,661              (328,152)
       Prepaid expenses and other current assets             (349,743)             (545,040)
       Accounts payable                                     1,089,300               971,101
       Accrued expenses and other current                                         1,353,616
        liabilities                                        (1,036,005)               51,322
                                                         -------------         -------------
  Net cash utilized by operating activities                (9,273,388)            1,842,946
                                                         -------------         -------------

INVESTING ACTIVITIES

  Purchase of property and equipment                         (484,629)             (206,262)
  Acquisition of businesses                                  (530,099)                -
  Acquisition of contract rights                             (241,639)                -
  Deposits, net                                              (719,626)              703,319
  Restricted cash and cash equivalents                        175,000                25,000
  Organization costs                                       (1,942,671)             (489,843)
                                                         -------------         -------------
  Net cash utilized by investing activities                (3,743,664)               32,214
                                                         -------------         -------------

FINANCING ACTIVITIES

  Net proceeds from issuance of capital
   stock and other capital contributions                    2,407,128
  Proceeds from issuance of subordinated
   convertible debentures, net                             12,000,000
  Short term borrowings (payments), net                       (74,141)            1,391,571
  Payments of long-term debt                               (1,278,076)           (2,001,383)
  Payments of capital lease obligations                       (43,782)
                                                         -------------         -------------
  Net cash provided by financing activities                13,011,129              (609,812)
                                                         -------------         -------------

     INCREASE (DECREASE) IN CASH                               (5,923)            1,265,348

Cash and cash equivalents, beginning of period                682,505               847,403
                                                         -------------         -------------
Cash and cash equivalents, end of period                      676,582             2,112,751
                                                         =============         =============

             The accompanying notes are an integral part of the consolidated financial statements




          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal markets include Pennsylvania, Maryland, California and New England.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

          Principles of consolidation

          The   consolidated  financial  statements  include  the
          accounts of Iatros Health Network, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

          Cash and cash equivalents

          The   Company   considers  all   highly   liquid   debt
          instruments purchased with an original maturity of three months or less to be cash equivalents.

          Revenue and accounts receivable

          Ancillary services revenue is reported at the estimated net realizable amounts due from residents, third party payors, and others. Management services revenue is reported pursuant to the terms and amounts provided by the associated management service contracts. Development services revenue is generally realized on a fee for service basis recognized upon completion of the service transaction.

          The allowance for doubtful accounts is maintained at a level determined by management to be adequate to provide for potential losses based upon an evaluation of the accounts receivable. This evaluation considers such factors as the age of receivables, the contract terms and the nature of the contracted services.

          Inventory

          Inventory is principally comprised of pharmaceutical and medical supplies and is valued at the lower of cost
          (first-in, first-out method) or market.




          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

          Property and equipment

          Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets using primarily the straight-line method. Property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

          Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterment which extend useful lives are capitalized. When property and equipment is sold or otherwise disposed of, the asset accounts and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in operations.

          The useful lives of property and equipment for purposes of computing depreciation and amortization are:

               Leasehold improvements        3 - 10  Years
               Property and equipment
                held under capital leases    5 -  7  Years
               Equipment                     5  Years
               Furniture and fixtures        3 -  7  Years

          Contract rights

          Contract rights represent the value assigned to management contracts obtained by the Company. The contracts are with third party owners of long-term care facilities and provide for management fees in exchange for services to the facilities. Contract rights are being amortized over the term of the related contracts.

          Excess of cost over net assets acquired

          The excess of cost over net assets acquired relates to the acquisition of the Company's operating subsidiaries. The excess of cost over net assets acquired is being amortized over a twenty year life.

          The Company analyzes the value of its recorded excess of cost over net assets acquired on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. The review includes an assessment of environmental factors, contract retentions, cash flow projections and other factors the Company believes are relevant.




          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

          Income taxes

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as of January 1, 1993. The adoption of this standard did not have a material effect on the Company's financial position or results of operations. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes.

          Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

          Organization costs

          Organization costs incurred in connection with the acquisition or formation of new business activities for the Company are being amortized using the straight-line method over five years.

          Earnings per share

          Primary earnings per common and common equivalent share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. In 1996 and 1995, common stock equivalents include additional shares assuming the exercise of stock options and common stock purchase warrants, convertible debt, and Convertible Series A Preferred Stock when their effect is dilutive. The inclusion of additional shares for conversion of Preferred Series A Stock, in primary earnings per share calculations, would have been antidilutive for 1996 and 1995.

          Fully diluted earnings per common and common equivalent share has not been computed because the results would have been antidilutive for 1996 and 1995. For 1996, such antidilution results from net earnings used in the computation of fully diluted earnings per common and common equivalent share being increased by interest expense incurred on its 10% Subordinated Convertible Debentures. For 1995, primary and fully diluted earnings per common and common equivalent share are the same.

          Net   earnings  used  in  the  computation  of  primary
          earnings per common and common equivalent share for 1996 and 1995 are reduced by Preferred Stock dividend requirements.




          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)


          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

          Reclassifications

          Certain amounts have been reclassified in 1995 to conform to the current period's presentation.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


Section I -    Business Description

     Iatros Health Network, Inc., a Delaware Corporation organized in June 1988 and its subsidiaries (together referred to as the "Company") provide services and products to the long-term care industry. The Company's principal market areas currently are Pennsylvania, Maryland, California and New England.

     Management Services

     The Company provides a full range of management services to the long-term care facilities it serves. These include financial as well as operational management services, quality assurance services, and special consulting services. The Company currently provides management and related services to fifty-two facilities representing approximately 7,350 beds located in its principal market areas of Pennsylvania, Maryland, California and New England.

     Management services provided by the Company are generally subject to contract terms and renewal provisions. Among these, several facility management contracts relating to facilities in the Pennsylvania market are due to expire in March 1997. Such contracts include nine facilities representing annual management services revenue approximating $3,000,000. At this time the likelihood of related contracts being renewed is not determinable by the Company.

     Ancillary Services

     The Company provides a full range of ancillary services to long-term care facilities operating in its market areas. These include institutional pharmacy services, durable medical equipment, wound care management, infusion therapy, respiratory therapy services and rehabilitation therapy services. The Company currently provides ancillary services to in excess of eighty facilities representing nearly 10,000 beds located in its principal market areas.

     Development Services

     The Company provides a full range of development services on behalf of owners and operators as well as lenders and investors who are active in the long-term care industry. The Company engages in a development, consulting or financial advisory capacity on a fee for service basis, particularly where opportunities exist to realize development income while securing new management and ancillary services business. The Company's current development activities include long-term care facilities representing in excess of 2,500 beds located in the Pennsylvania, Maryland, Midwest and New England market areas. These transactions, upon completion, will provide opportunities for new management and ancillary services business for the Company.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Significant Development Transactions

     During the quarter ended September 30, 1996, the Company was actively engaged in numerous property transactions which contributed to development services revenue totaling $1,557,399 for the quarter. Significant transactions included the following:

          The Company agreed to purchase the assets of two nursing homes in Massachusetts, one representing 120 beds and the other representing 102 beds. The purchase price of these facilities is $10,000,000. The Company intends to assign this purchase to a third party while retaining management rights for these two facilities. In connection with this transaction, the Company has recognized development services revenue totaling $170,000.

          The Company secured acquisition and development opportunities involving four additional long-term care properties representing an aggregate of 311 beds located in the state of Massachusetts. In connection with these transactions, the Company has recognized development services revenue totaling $500,000.

          The Company secured an acquisition and development opportunity involving three long-term care properties representing an aggregate of 194 beds located in the state of Missouri. This transaction represents a significant addition for the Company's newly established Midwest region. In connection with this transaction, the Company has recognized development services revenue totaling $500,000.

          The Company secured acquisition and development opportunities involving two long-term care properties representing an aggregate of 349 beds located in the state of New Jersey. These facilities are located in relatively close proximity to and planned to be operated by the Company's Philadelphia region. In connection with these transactions, the Company has recognized development services revenue totaling $300,000.


Section II     -    Results of Operations

     The Company's consolidated financial statements reflect net income of $281,523 for the quarter ended September 30, 1996, compared with a net income of $1,937,099 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the consolidated financial statements reflect net income of $1,832,228, compared with a net income of $3,202,693 for the nine months ended September 30, 1995. The decrease in reported net income of $1,655,576 for the quarter ended September 30, 1996 and $1,370,465 for the nine months ended September 30, 1996 results largely from increased overhead associated with new management contracts involving high cost turn-around projects. The Company anticipates improved income associated with continuing operations in future quarters. Such improvement is expected to result from completing cost reductions while continued growth of regional service volume is expected to restore more normative operating margins.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations (Continued)

     Management's expectation of regional operating performance is to routinely sustain net operating margins from management and ancillary service revenue in keeping with industry norms. Development service revenue is expected to be recognized regionally as the company continues its growth and development of principal market areas. Such revenue is expected to contribute further to the Company's operating margins.

     Consolidated operating revenue reported for the quarter ended September 30, 1996 totaling $7,244,635 compares with $4,333,186 reported for the quarter ended September 30, 1995 and represents an increase of $2,911,449 or 67%. Of the reported increase in third quarter 1996 revenue, $401,619 or 14% relates to ancillary services, $2,472,534 or 85% relates to management services, and $37,296 or 1% relates to development services.

     Consolidated operating revenue reported for the nine months ended September 30, 1996 totaling $20,990,203 compares with $10,860,315 reported for the nine months ended September 30, 1995 and represents an increase of $10,129,888 or 93%. Of the reported increase in year-to-date 1996 revenue, $1,850,001 or 18% relates to ancillary services, $5,022,996 or 50% relates to management services, and $3,256,891 or 32% relates to development services.

     Increases in reported revenue during 1996 result principally from the Company having secured management and ancillary service contracts in the Pennsylvania market area through recent business acquisitions as well as having developed expanded market presence in Maryland, California and New England.

     The components of ancillary services revenue reported for the quarter and nine months ended September 30, 1996 include medical supplies and pharmacy revenue totaling $1,662,761 and $4,438,043, respectively, and therapy services revenue totaling $791,809 and $2,207,283, respectively. During the prior year quarter and nine months, the Company reported medical supplies and pharmacy revenue of $1,392,576 and $3,129,076, respectively, and therapy services revenue of $660,375 and $1,666,249, respectively.

     Increases  in ancillary service revenue generally relate  to
     the   Company   having  secured  new  or  expanded   service
     relationships with facilities for which management services are also provided.

     Management services revenue reported by the Company for the quarter and nine months ended September 30, 1996 relates exclusively to long-term care facilities for which the Company provides both financial and operational management services under contractual arrangements. Management services revenue reported for the quarter and nine months ended September 30, 1996 totaling $3,232,666 and $7,764,758, respectively, has increased by approximately $2,472,534 and $5,022,996, respectively, compared with prior year periods. For the year-to-date, this represents an increase of 183% over the prior period. Increases in management services revenue reflect increased revenue resulting from new management service contracts secured by the Company.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations (Continued)

     For the nine months ended September 30, 1995, the Company operated an assisted living facility under a lease arrangement and had reported related management services revenue of $943,977. During 1995, this lease arrangement was terminated and substituted by a management services contract.

     For the quarter and nine months ended September 30, 1996, the Company recognized development services revenue totaling $1,557,399 and $6,580,119, respectively, which was associated with securing purchase and finance arrangements for eleven long-term care facilities. The Company intends to provide continuing marketing, management and ancillary services to these facilities as well as expand its service presence in the market areas represented by these transactions. Development services revenue recorded by the Company for the current year-to-date represents an increase of nearly 100% over the prior year period.

     Consolidated operating expenses reported for the quarter ended September 30, 1996 total $6,518,525 or 90% of reported revenue compared with the same period during 1995 totaling $2,846,956 or 66% of reported revenue. Total operating expenses for the quarter ended September 30, 1996 increased $3,671,569 or 129% compared with 1995. This increase is comprised of $570,378 or 16% relating to ancillary services, $2,404,707 or 65% relating to management services, and, $696,484 or 19% relating to general and administrative expenses.

     Consolidated operating expenses reported for the nine months ended September 30, 1996 total $16,814,960 or 80% of reported revenue compared with the same period during 1995 totaling $8,171,961 or 75% of reported revenue. Total operating expenses for the nine months ended September 30, 1996 increased $8,642,999 or 106% compared with 1995. This increase is comprised of $1,909,985 or 22% relating to ancillary services, $5,458,244 or 63% relating to management services, and, $1,274,770 or 15% relating to general and administrative expenses.

     The reported increases in operating expenses for the current periods are primarily associated with management services and general and administrative costs. Increased costs result generally from business growth, as well as costs incurred to secure and position regional resources necessary to effectively support anticipated increases both in management and ancillary service volume within existing market areas. In addition, the Company has incurred increases in general and administrative costs associated with developing its corporate resources necessary to support regional operations and conduct requisite oversight for continuing operations.

     Management expects operating expenses as a percentage of reported revenue to decrease in future periods. This is anticipated to result from management's continuing initiatives to further develop and effectively position regional organizational resources while achieving greater economies of scale and improved operating margins from existing business and continued growth.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations (Continued)

     Ancillary services operating expenses for the quarter ended September 30, 1996 total $2,285,167 and include $1,407,544 relating to medical supplies and pharmacy services and $877,623 relating to therapy services. For the prior year quarter, ancillary services operating expenses total $1,714,789 and include $1,073,910 relating to medical supplies and pharmacy services and $640,879 relating to therapy services. Total ancillary services operating expenses for the quarter ended September 30, 1996 represent an increase of 33% over the prior year period.

     Ancillary services operating expenses for the nine months ended September 30, 1996 total $6,328,304 and include
     $3,976,583 relating to medical supplies and pharmacy services and $2,351,721 relating to therapy services. For the prior year nine months, ancillary services operating expenses total $4,418,319 and include $2,826,247 relating to medical supplies and pharmacy services and $1,592,072 relating to therapy services. Total ancillary services operating expenses for the nine months ended September 30, 1996 represent an increase of 43% over the prior year period.

     Management services operating expenses reported for the quarter and nine months ended September 30, 1996 total $2,994,387 and $7,607,367, respectively, and relate to the long-term care facilities for which the Company provides financial and operational management services. For the quarter and nine months ended September 30, 1996, management services reported operating profit of $238,279 and $157,391, respectively. Management services operating expenses for the quarter and nine months ended September 30, 1995 totaled $589,680 and $2,149,123, respectively, resulting in operating profits of $170,452 and $592,639, respectively.

     Operating profits resulting from management services during 1996 reflect overhead costs associated with recent business acquisitions which management is in the process of reducing and realigning. Further, increased operating costs have been incurred in connection with establishing regional management resources anticipating an increase in the number of management services contracts secured by the Company.

     General and administrative expenses for the quarter and nine months ended September 30, 1996 total $1,238,971 and $2,879,289, respectively. Significant components of general and administrative expenses for the nine months ended September 30, 1996 include contracted services of $465,219; professional fees of $301,821; salaries of $911,323; and, travel and related expenses of $238,873. Other general and administrative expenses aggregating $962,053 for the nine months relate to corporate overhead.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations (Continued)

     For the quarter ended September 30, 1996, the Company reported an operating profit from total services revenue of $726,110 compared to an operating profit in the prior year quarter of $1,486,230 representing a decrease of $760,120 or 51%. This decrease results principally from the Company's growth and expansion achieved during 1995 and to date wherein the Company has incurred increasing overhead required to effectively support anticipated business volume. Operating profit margins from management and ancillary services are expected to increase as the Company continues to reduce and realign costs, and achieve full implementation of its service programs in its local service networks within each market area.

     The operating profitability reported by the Company for the quarter and to date results largely from development services revenue recognized and resulting from new business transactions. All such development initiatives are designed to secure a source of service opportunities for the provision of management and ancillary services.

     Other income (expense) for the quarter and nine months ended September 30, 1996 total ($256,987) and ($1,093,010), respectively. Principal components of other income (expense) for the nine months ended September 30, 1996 include net interest expense of $284,996 associated with the Company's debt capital and $795,736 for depreciation and amortization expense. Depreciation and amortization expense includes approximately $194,649 associated with depreciation, $466,087 associated with the amortization of goodwill and organizational costs relating to the Company's recent business acquisitions, and approximately $135,000 associated with the amortization of loan origination costs relating to the Company's 10% subordinated convertible Debentures.


Section III    -    Liquidity and Capital Resources

     In January 1996, the Company completed the sale of $12,900,000 of its 10% subordinated convertible Debentures. The Debentures pay interest in quarterly installments at the rate of 10% per annum. The Debentures are convertible into shares of the Company's Common Stock, with the conversion rate determined by a formula based upon the share price of the Company's Common Stock. At September 30, 1996, $12,150,000 had been converted into a total of 3,725,877 common shares. As of October 31, 1996, $750,000 in 10% subordinated convertible Debentures remained outstanding which the Company believes is likely to be converted by December 31, 1996.

     The Company realized $12,000,000, net of costs associated with the issuance of the 10% subordinated convertible Debentures. Through September 30, 1996, the funds realized were utilized to fund recent acquisitions and other corporate development and operating obligations of the Company. Uses of the 10% subordinated convertible Debenture proceeds included the following: (1) Corporate overhead - $900,000; (2) Working capital advances to Company subsidiaries - $4,750,000; (3) Development capital advances for various transactions - $3,965,000; and (4) Operating deficit agreement and project working capital advances - $2,385,000.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

     The Company is presently seeking debt financing necessary to support current operating working capital requirements and to fund its continued growth and development plans. Among these, the Company is negotiating lines of credit and asset based financing with various financial institutions. The Company is currently engaged in discussions with several funding sources but no definitive arrangements have been concluded to date.

     As of September 30, 1996 the Company had advanced approximately $2,385,000 relating to nursing facilities managed by the Company and for which the Company is obligated under various operating deficits agreements. Such advances are expected to be recovered by the Company from sources of working capital financing being established by the respective facilities. Absent securing such working capital financing, the Company's advances are recoverable from the facilities' operating cash flows which are
     generally   subordinated  to  other   obligations   of   the
     facilities.

     Cash and cash equivalents at September 30, 1996 totaled $876,582 which is comprised of unrestricted amounts of $676,582 and restricted amounts of $200,000. Restricted cash of $200,000 represents funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement. On a quarterly basis, the Company may utilize such funds for its own corporate purposes in increments of $25,000. Accordingly, amounts not available to the Company during the current operating period have been classified as long term.

     At September 30, 1996, cash and cash equivalents included a certificate of deposit held by a financial institution in the approximate amount of $523,000. This certificate matures in November 1996 and serves as collateral for an outstanding line of credit obligation totaling approximately $516,000 which is included in current notes payable, bank at September 30, 1996.

     At September 30, 1996, the Company reports a working capital
     surplus  of  $6,267,813  compared  with  $3,291,330  as   of
     December 31, 1995.

     Accounts receivable at September 30, 1996, of $7,197,568 is net of allowance for doubtful accounts of $711,322 and is comprised of $3,475,057 relating to management services and $3,722,511 relating to ancillary services. Accounts receivable at September 30, 1995 of $3,102,710 is net of allowance for doubtful accounts of $143,400 and is comprised of $843,731 relating to management services, and $2,258,979 relating to ancillary services.

     The current portion of notes receivable reported by the Company at September 30, 1996 totaled $1,200,000 and relates principally to development and marketing services provided to third party corporations for which the Company had reported development services revenue of approximately $1,000,000 during 1995. Payment for such services was made in the form of an unsecured promissory note. The note accrues simple interest at 8% per annum and is due on demand. The additional amount of $200,000 relates to a refundable transaction deposit involving a third party purchase acquisition of three long-term care properties located in the state of New Hampshire.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

     Prepaid expenses and other current assets reported by the Company at September 30, 1996 totaled $1,928,929.
     Approximately $1,600,000 of prepaid expenses and other current assets represent project costs advanced in connection with transactions involving the Company in a development capacity. These include legal and professional as well as financing issue costs which are recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development services as it deems necessary to secure business prospects and complete transactions. In addition to project costs, prepaid expenses and other current assets include approximately $200,000 relating to prepayment of a consulting contract with a former officer and stockholder of the Company.

     Deposits reported at September 30, 1996 totaled $1,088,388 and include a refundable earnest money deposit of $1,000,000 in connection with a purchase agreement for a nursing facility located in New Jersey. The Company intends to assign this purchase to a third party, as provided for in the agreement, and retain rights to provide management and ancillary services. In connection therewith, the purchase deposit is to be refunded to the Company. In addition, deposits include office lease related deposits of $58,388.

     Notes receivable reported by the Company at September 30, 1996 totaled $6,777,220 which relate to the following:

          $1,500,000 in development services revenue involving a long-term care facility in the Kansas City market area wherein the Company served as a financial advisor to a third party corporation completing a purchase acquisition and financing of the facility. The Company provides continuing marketing, management and ancillary services to this facility and intends to expand its service presence in this new market area.

          $1,032,000 in development services revenue relating to completing the transaction involving a third party purchase acquisition of three long-term care properties totaling approximately 500 beds/units located in the state of New Hampshire. In connection with this transaction, and as a part of securing the associated project financing, the Company received note instruments which are expected to be realized from operations of the facilities.

          $500,000 in development services revenue relating to completing the transaction involving a third party purchase acquisition of three long-term care property totaling approximately 200 beds/units located in the state of Pennsylvania. In connection with this transaction, and as a part of securing the associated project financing, the Company received note instruments which are expected to be realized from operations of the facilities.




ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

          Approximately $3,745,000 in development services revenue relating to twenty long-term care properties representing approximately 2,436 beds for which the
          Company has secured transactions and recognized fee income for which payment has been formalized by note agreements. The notes are expected to be realized in the form of cash and subordinated notes in connection with the permanent financing of the properties. All such financing activities are expected to be completed within a one year period.

     Loans receivable and other assets reported by the Company at September 30, 1996 totaled $5,630,057 and relate to the following:

          $358,500 of loans receivable due from officers  of  the
          Company   and  its  subsidiaries  in  connection   with
          acquisitions.   These notes include  market  rates  and
          terms.

          $1,030,000 relating to three assisted living facilities located in the state of Maryland for which the Company provides development, marketing and management services. Such loans extend for periods approximating ten years and are payable from operations of the facilities.

          Approximately $1,015,000 representing a working capital loan in connection with the acquisition of management contract rights associated with three long-term care properties located in the New England market area.

          $315,000 relating to one long-term care facility located in the state of Maryland for which the Company provides development, marketing and management services. Such loan extends for a period approximating ten years and is payable from operations of the facility.

          $500,000 relating to a long-term care management and ancillary service provider located in the state of Connecticut. The promissory note is payable 120 days after demand.

          Working capital advances aggregating approximately $2,385,000 and relating to seven long-term care properties for which the Company provides management services and is committed under the terms of various operating deficits agreements. The Company is in the process of securing accounts receivable financing on behalf of these properties which is expected to provide the source of repayment to the Company. The Company is currently obligated under such operating deficit agreements for additional amounts approximating $1,700,000.




PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

          None





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IATROS HEALTH NETWORK, INC.



Dated:    November 13, 1996             By:  /s/ Joseph L. Rzepka
                                   Joseph L. Rzepka
                                   Executive Vice President
                                   Chief Financial Officer