Form 10-K
period 1996-12-31
IATROS HEALTH NETWORK INC
filed 1997-04-15
CIK 866970

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

          For the fiscal years ended December 31, 1996

                               or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                 Commission file number 0-20345

                  Iatros Health Network, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                           23-2596710
---------------------------        ------------------------------
(State  or  other  jurisdiction of        (I.R.S.  Employer
incorporation or organization)           Identification No.)


10 Piedmont Center, Suite 400
      Atlanta, Georgia                           30305
---------------------------        ------------------------------
(Address of principal executive offices)       (Zip Code)

                         (404) 266-3643
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                              NONE
Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, par value $.001 per share
                        (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X  YES              __ NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The Registrant had revenue of $22,106,815 from continuing operations for its most recent fiscal year.

     As  of  March  31, 1997, the aggregate market value  of  the
Registrant's Common Stock held by non-affiliates was  $19,736,908 based  upon the average bid and asked price of $1-5/16  on  March
31, 1997.

     As  of March 31, 1997, 16,134,852 shares of the Registrant's
Common Stock were issued and outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 and to certain of its Current Reports on Form 8-K, as listed in response to 13(a)(3) of Part III.




                   FORWARD LOOKING STATEMENTS

THIS FORM 10-K INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS AND SUBJECTIVE JUDGMENTS BY THE COMPANY'S MANAGEMENT CONCERNING ANTICIPATED RESULTS. THESE ASSUMPTIONS AND JUDGMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.




                             PART I

ITEM 1.   BUSINESS

     Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") are involved in the operation of long term-care facilities and provide services and products to the long-term care industry. These include a broad range of management, ancillary and development services. The Company's principal market areas currently are Pennsylvania, Maryland and New England.

Business Strategy

     The Company's principal business strategy is to position itself in selected market areas, having established a network of formal operating and service relationships involving long-term care facilities and health care providers. Through the introduction of its specialized operating skills and ancillary service programs, the Company provides cost effective and efficient, quality-oriented services to area health care facilities. The Company emphasizes the localized nature of the long-term care industry, utilizing its operating resources to achieve maximum economies. Strategic alliances with local owners, operators and health care providers in developing the area network are key ingredients to the Company's business strategy.

     The Company's growth and development plans are to more actively pursue opportunities involving the direct leasing and ownership of long-term care facilities. This represents a change in emphasis from previous development initiatives focused solely on contract management and service engagements. This strategy reflects management's efforts to develop a stronger and more tangible balance sheet while broadening its revenue base and increasing operating control over facilities managed.

     In view of continuing health care reform initiatives, the Company believes it is important to position itself as a low cost quality provider of heath care services in its respective markets. The Company seeks to provide value added services that promote revenue enhancement, cost containment and quality assurance to the facilities it serves.

Management Services

     The Company provides a full range of management services to the long-term care facilities it serves. These include financial as well as operational management services, quality assurance services, and special consulting services.

     The  Company  currently provides management services  to  41 facilities representing 4,604 beds located in the market areas of Pennsylvania, Maryland and New England.

     The Company's operating objective is to achieve the optimum integration of financial services and operations management in all of the facilities it serves. Embodied in this philosophy is the Company's priority to develop its key people as both financial and operational managers. The Company emphasizes the development of its financial service capabilities to both support and enhance its operating programs. An important ingredient to promoting the integration of financial and operating management is the integrity of the underlying information systems. The Company is committed to utilizing state-of-the-art technology to support its operating needs. This includes the development and utilization of information systems technology that is financially as well as clinically oriented.

Ancillary Services

     The Company provides a full range of ancillary services to long-term care facilities operating in its market areas. These include institutional pharmacy services, durable medical equipment, wound care management, infusion therapy, respiratory therapy services and rehabilitation therapy services. The Company currently provides ancillary services to in excess of 40 facilities representing nearly 5,000 beds located in the market areas of Pennsylvania, Maryland and New England.

     Institutional pharmacy and medical supply service programs, which extend beyond product delivery, emphasize operational support services including drug consultation, resident care management, quality assurance practices, and documentation and administrative support. During 1996, the Company expanded its
pharmacy   and   durable  medical  equipment  programs   in   its
Pennsylvania market area.

     The Company's business plan is to continue to expand upon the array of products and services it can provide to the long-term care networks it develops. The Company intends to accomplish this through strategic alliances with preferred providers of health care services as well as by further developing its direct service capabilities.

Development Services

     The Company provides a full range of development services on behalf of owners and operators as well as lenders and investors who are active in the long-term care industry. The Company seeks opportunities to be engaged in a development, consulting or financial advisory capacity on a fee for service basis, particularly where possibility exists to realize development income while securing ownership, management and ancillary services business.

     The Company is currently involved in development activities of long-term care facilities located in its existing as well as new market areas. These transactions, upon completion, will provide opportunities for management and ancillary services for the Company.

Significant Transactions

     Significant transactions completed by the Company or its wholly-owned subsidiaries during the last fiscal year include the following:




     Effective January 1, 1996, the Company entered into  a  five
(5) year management agreement to manage a 60 bed nursing center in Nelsonia, Virginia. The agreement may be terminated by either party without cause after three (3) years and as otherwise provided in the management agreement. As manager, the Company is paid a stated base fee plus an incentive fee equal to the amount by which 5% of total operating revenues of the facilities exceeds the base fee. The Company also entered into a development agreement pursuant to which it assisted the owner in purchasing the nursing center, in developing a 34-bed assisted living wing adjacent to the nursing center and in purchasing the property on which the assisted living facility is to be located for a fee of $250,000 payable in three annual installments of $80,000, $90,000 and $80,000. Pursuant to an operating deficits agreement, the Company agreed to lend up to $250,000 to the owner of the facility to pay certain costs associated with the construction of the assisted living facility and certain operating expenses to the extent the owner does not have sufficient unrestricted cash to pay such obligations. Upon completion of the assisted living facility, the maximum amount to be lent by the Company will be reduced to $150,000. If at such time, the Company has advanced more than $150,000 to the owner, the owner is not obliged to immediately repay the amount in excess of $150,000. All amounts are repaid to the Company as provided in the operating deficits agreement. To date no advances under the operating deficits agreement have been required. Payment of the management fee, payment of the development fee and repayment of advances made by the Company pursuant to the operating deficits agreement are subordinated to other obligations of the owner of the facilities, including payment of principal and interest on the bonds issued to finance the owner's acquisition of the nursing center and construction of the assisted living facility.

     In February 1996, the Company entered into a five (5) year management agreement to manage a 49-bed Long-Term Acute Care Hospital (the "Hospital") in Rancho Cucamonga, California. The agreement may be terminated by either party without cause on the third anniversary date and as otherwise provided in the management agreement. As manager of the Hospital, the Company is paid a monthly fee of $50,000. Up to 50% of this fee is subordinated to payment of principal and interest on the bonds, a portion of the proceeds from the sale of which was used by the owner to acquire the Hospital and an adjoining medical office building. The Company also entered into a development agreement pursuant to which it will coordinate projects for renovating the Hospital for a fee of $50,000, half of which was paid upon execution of the agreement and the balance of which is payable after completion of the renovation projects. Pursuant to an operating deficits agreement, the Company agreed to lend up to $500,000 to the owner of the Hospital to pay certain operating expenses and debt service on the bonds to the extent the owner does not have sufficient unrestricted cash to pay such obligations. To date no advances under the operating deficits agreement have been required. Repayment of advances made by the Company is subordinated to other obligations of the owner, including payment of principal and interest on the bonds.

     On May 31, 1996, Oasis HealthCare, Inc., a long-term care management company located in Chestnut Hill, Massachusetts was merged into the Company's wholly owned subsidiary, OHI Acquisition Corporation. The shareholders of Oasis HealthCare, Inc. received a total of 52,838 shares of Common Stock and $215,050 in exchange for their shares in Oasis HealthCare, Inc. In addition, an amount will be paid to the former shareholders of Oasis HealthCare, Inc. within thirty (30) days of the execution of agreements with respect to any of twelve (12) management contract opportunities specifically identified in the Merger Agreement. Each amount (half of which will be payable in cash and half in Common Stock) will be determined based upon a percentage of the value of each such agreement, the aggregate of which will not exceed $1,500,000. As part of the transaction OHI Acquisition Corporation entered into a five (5) year employment agreement with the former president of Oasis HealthCare, Inc. The name of the subsidiary has been changed to OHI Corporation. An additional $162,000 has been paid to the shareholders of Oasis HealthCare, Inc. as an adjustment to the purchase price.

     The Company completed a transaction involving a third party purchase of three long-term care properties totalling approximately 500 beds/units located in the State of New Hampshire. In connection with this transaction, and as a part of securing the associated project financing, the Company recognized development services revenue of approximately $1,032,000. Effective July 1, 1996, the Company secured fifteen (15) year management service contracts for each of the facilities. Each such contract provides for a base management fee equal to four percent (4%) of the total operating revenues of the facility and an incentive management fee equal to four percent (4%) of the total operating revenues of the facility. The contracts are terminable by either party for cause as defined in those contracts. The management services contracts are subordinate in all respects to the project financing. The Company has guaranteed payment by the owner to the lender of the monthly interest payments on the principal amount financed. This transaction represents a significant addition for the Company's New England operating subsidiary, OHI Corporation.

     The Company served as a financial advisor and completed a property transaction involving a third party purchase of a 60 unit assisted living and retirement facility located in the State of Maryland. This project contemplates renovation and expansion of the existing facility by 24 independent living units. Effective May 15, 1996, the Company entered into a five (5) year management agreement to manage this facility. The agreement may be terminated by either party without cause after three (3) years and may be otherwise terminated as provided in the agreement. As manager, the Company is paid a base management fee of $6,000 per month and an incentive management fee equal to the amount by which five percent (5%) of the adjusted gross revenues of the facility exceeds the base management fee. The Company also entered into a development and marketing agreement with the owner of the facility pursuant to which it provides development and marketing services for the facility for a fee of $100,000. Pursuant to an operating deficits agreement, the Company agreed to lend up to $250,000 to the owner of the facility to pay certain operating expenses and debt service on the bonds issued to finance the owner's acquisition, renovation and expansion of the facility to the extent the owner does not have sufficient unrestricted cash to pay such obligations. To date no advances under the operating deficits agreement have been required. Payment of the management fees and repayment of advances made by the Company pursuant to the operating deficits agreement are subordinated to other obligations of the owner, including payment of principal and interest on the bonds. In addition, as part of this transaction, the Company recognized $100,000 of development services revenue as compensation for its services.

     The Company completed a transaction involving a third party purchase of a 225 bed comprehensive care nursing facility and a 17 bed domiciliary care facility located in the State of Maryland. Effective May 1, 1996, the Company entered into a five
(5) year management agreement to manage these facilities. The term of the agreement may be renewed by the Company for two successive five (5) year periods. The agreement may be terminated by either party without cause after three (3) years and as otherwise provided in the management agreement. As manager, the Company is paid a management fee equal to six percent (6%) of net operating revenues of the facilities. Pursuant to an operating deficits agreement, the Company agreed to lend up to $350,000 to the owner of the facilities to pay certain operating expenses and debt service on the project financing to the extent the owner does not have sufficient unrestricted cash to pay such obligations. At March 31, 1997, the Company had advanced $350,000 pursuant to the operating deficits agreement. Payment of up to 50% of the management fee and repayment of advances made by the Company pursuant to the operating deficits agreement are subordinated to other obligations of the owner of the facilities, including debt service on the project financing.
The Company has received notice of default from the owner of this facility under the management agreement and is in the process of responding to such default notice, which provides for a 90 day cure period.

     The Company completed a transaction involving a third party purchase of two long-term care properties totalling approximately 350 beds located in the State of Ohio. Effective July 1, 1996, the Company entered into a five (5) year management service contract for these facilities. The contract may be terminated by either party without cause after three (3) years and may be otherwise terminated as provided in the contract. As manager, the Company will receive a management fee in an amount equal to five and one-half percent (5 1 /2 %) of the total operating revenues of the facilities. The Company has entered into a submanagement agreement with a third party to manage these facilities. The submanager is paid a fee by the Company in an amount equal to two percent (2%) of the total operating revenues of the facilities. The termination provision of the submanagement agreement are the same as the termination provisions in the management agreement. As a result of this transaction, the Company intends to further develop and expand its market presence in proximity to these facilities. Pursuant to an operating deficits agreement, the Company agreed to lend up to $500,000 to the owner of the facilities to pay certain operating expenses to the extent the owner does not have sufficient unrestricted cash to pay such obligations. Payment of the management fee and the submanagement fee and repayment of advances made by the Company are subordinated to other obligations of the owner. At March 31, 1997 the Company had advanced $350,000 pursuant to the operating deficits agreement. The facilities are in the process of securing working capital financing to repay the Company. The Company has received notice of default from the owner of this facility under the management agreement and is in the process of responding to such default notice, which provides that the Company may cure such default by June 1997.

     In June 1996, the Company agreed to purchase a long term care facility in Maine with approximately one hundred twenty
(120) beds and ninety one (91) congregate and assisted living units. The purchase price of this facility is $10,800,000. The facility is in proximity to other long-term care facilities currently managed by the Company. Completion of this transaction is pending regulatory approval by the State of Maine. The purchase agreement is assignable by the Company. The Company intends to assign its purchase rights to a third party and enter into a management agreement with the assignee to manage the facilities after the purchase.

     In September, 1996, the Company agreed to purchase a long term care facility in Maine with 50 licensed ICF beds, 18 of which are skilled care beds, 84 congregate care apartment units, a 17 bed licensed skilled care unit and a 15 unit child day care center. The purchase price of this facility is $16,200,000. Completion of this transaction is pending regulatory approval by the State of Maine. The purchase agreement is assignable by the Company. The Company intends to assign its purchase rights to a third party and to enter into a management agreement with the assignee to manage the facility.

     In August, 1996, the Company entered into a five (5) year management agreement to manage a 358- bed facility in Baltimore, Maryland. The agreement may be terminated by either party without cause on the third anniversary date and as otherwise provided in the management agreement. As manager, the Company is paid a stated monthly fee which increases annually during the term of the management agreement. The Company also provides construction oversight services in connection with the renovation of the facility for a fee of $250,000, which was paid to the Company out of the proceeds from the sale of bonds issued to finance the owner's acquisition and renovation of the facility. Greenbrier Healthcare Services, Inc., a subsidiary of the Company, entered into a development agreement with the owner pursuant to which it assisted the owner in evaluating and acquiring the facility, in preparing a renovation plan for the facility and in preparing and submitting applications for permits and other governmental approvals for a fee of $150,000. Pursuant to an operating deficits agreement, the Company agreed to lend up to $250,000 to the owner of the facility to pay certain operating expenses and debt service on the bonds to the extent the owner does not have sufficient unrestricted funds to pay such obligations. To date no advances pursuant to the operating deficits agreement have been required. Payment of up to 70% of the management fee and repayment of advances made by the Company pursuant to the operating deficits agreement are subordinated to other obligations of the owner of the facility including payment of principal and interest on the bonds.

     In December, 1996, Iatros Respiratory Corporation, a wholly owned subsidiary of the Company, entered into a five (5) year management agreement to manage a healthcare facility in Texas City, Texas. Using the proceeds from the sale of bonds, the owner acquired the existing facility and is renovating and converting the facility into a 134-bed continuum of care Alzheimer's facility. Pursuant to the terms of the construction contract, the renovation of the facility is to be completed by September 1, 1997. The management agreement may be terminated by either party without cause on the third anniversary date, and as otherwise provided in the agreement. During the renovation period, the manager is paid a monthly fee of $5,000. Upon completion of the renovation and the opening of the facility, the monthly fee increases to $14,000. The management fee will be increased on each January 1 during the term of the management agreement commencing January 1, 1998 by an amount equal to the percentage increase in the Consumer Price Index for Galveston County (All Urban Consumers-All Items) compared to January 1 of the last year on which the fee was paid. Pursuant to an operating deficits agreement, the Company agreed to lend up to $250,000 to the owner of the facility to pay certain operating expenses and debt service on the bonds. At March 31, 1997, the Company had advanced $250,000 pursuant to the operating deficits agreement. Payment of up to 50% of the management fee and repayment of advances made by the Company pursuant to the operating deficits agreement are subordinated to other obligations of the owner, including payment of principal and interest on the bonds.

Competition

     Intense competition exists in the market for management of long-term care facilities as well as for providing ancillary services. The long-term care facilities operated or serviced by the Company compete for patients with other long-term care facilities and, to a lesser extent, with home health care providers, acute care hospitals and facilities that provide long-term care services. Facilities which the Company manages or provides services to operate in localities that are also served by similar facilities operated by others. Some competing facilities are newer than those operated by the Company and provide services not offered by the Company.

     Many competitors have greater financial resources than the Company. Certain of those providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax exempt basis or receive charitable contributions unavailable to the Company. Competition for acquisition of long-term care facilities is expected to increase in the future.

     Construction of new long-term care facilities near the facilities managed and serviced by the Company could adversely affect its business. While state regulations generally require that a Certificate of Need be obtained before any long-term care facility can be constructed or additional beds added to existing facilities, no assurances can be given that such additional facilities or beds will not be built and result in increased competition for the facilities managed and serviced by the Company.

Human Resources

     As of March 31, 1997, the Company had 155 employees, of which 32 were employed in pharmacy and durable medical equipment operations, 47 in management services, 27 in corporate, and 49 in therapy services operations. The Company believes that it has good employee relations.

Government Regulation

     The long-term health care industry is subject to extensive federal, state and, in some cases, local regulation with respect to reimbursement, licensing, certification and health planning, conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, addition of new services and certain capital expenditures. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the Company and the facilities managed by the Company. Failure to comply with regulatory requirements could also result in restrictions on admission, the revocation of licensure, decertification or the closure of the facilities managed by the Company.

     The operation of a long-term health care facility is licensed by the Department of Health or other agency of the jurisdiction in which it is located and by the U.S. Department of Health and Human Services ("HHS"). Other state and local agencies may have regulatory authority over certain facility matters. Operators of such facilities are also subject to various federal, state and local environmental laws.

     All facilities operated and managed by the Company are licensed under applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or other third party payor programs. Both initial and continuing qualification of a long-term health care facility to participate in such programs depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification, and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and federal agencies survey all long-term health care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for continued licensure and for participation in government sponsored and third party payor programs. The Company believes that the facilities it manages are in material compliance with the various state licensing, Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company may receive notices of alleged deficiencies at the facilities for failure to comply with various regulatory requirements. The Company reviews such notices and assists the owners of the facilities in filing and implementing appropriate plans of corrective action. In most cases, the Company, the respective owner, and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new residents to the facility, suspension or decertification from participation in the Medicare or Medicaid Program and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to continue to operate, and to provide certain services, and its eligibility to participate in Medicare, Medicaid or other third-party payor programs. These actions would adversely affect a facility's ability to pay for management and ancillary services provided by the Company. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. It is not possible to predict the content or effect of future legislation and regulations affecting the health care industry.

     Pharmacists and those providing pharmacy services in the United States are regulated by state statutes and the rules and regulations of state boards of pharmacy. Currently, the Company operates pharmacies only in the Commonwealth of Pennsylvania. As required by applicable law, the Company's subsidiary, Durant Medical, and its pharmacists are licensed as a retail pharmacy, and as pharmacists, respectively.

     In addition, both state and federal regulators prohibit the dispensing of certain drugs or medicines other than pursuant to a prescription written by a licensed physician. In order to implement these restrictions, regulations impose strict recordkeeping requirements with respect to the handling and dispensing of controlled substances, small quantities of which are maintained in Durant Medical's pharmacy for use in filling prescriptions. These requirements also impose significant recordkeeping obligations upon Durant Medical and its pharmacists. The Company is subject to regular audits by governmental authorities to monitor compliance with recordkeeping and other requirements imposed by law and regulation. Penalties for failure to comply with applicable regulations can range from imposition of fines to the suspension or revocation of the license of the pharmacy, one or more pharmacists, or both.

     The Company currently provides pharmacy services to ten facilities in Pennsylvania.

Fraud and Abuse and Anti-Kickback Laws

          The Medicare and Medicaid Patient and Program Protection Act of 1987 (the "MMPPPA") provided authority to the Office of Inspector General ("OIG") of HHS to exclude a person or entity from participation in Medicare or state health care programs if it is determined that the party is engaged in a prohibited scheme involving direct or indirect payments or fee-splitting arrangements designed to pay remuneration in exchange for referrals. The legislation prohibiting payments for referrals is general and has been construed broadly by the courts. The OIG may exclude a person or entity from participation under Medicare or state health programs if it is determined that the party is engaged in a prohibited remuneration scheme. Other possible sanctions for violations of the aforementioned restrictions include loss of licensure, and civil or criminal penalties.

          Fraud and Abuse Laws. Various federal and state laws regulate the relationship between providers of health care services and other health care providers in a position to make or influence referrals. These laws include the fraud and abuse provisions of the federal Medicare/Medicaid laws and similar state statutes (the "Fraud and Abuse Laws"). These prohibit the payment, receipt, solicitation or referring of any direct or indirect remuneration, in cash or in kind, intended to induce the referral of a Medicare/Medicaid patient for the ordering or providing of Medicare or Medicaid coverage services, items or equipment. Violations of these provisions carry criminal and civil penalties, including exclusion from participation in the Medicare and Medicaid programs. The Federal government in various judicial and administrative decisions, has interpreted these provisions broadly to include the payment of anything of value to influence a referral of a Medicare or Medicaid beneficiary. The Federal agencies responsible for administering the statutes have published regulations establishing "safe harbors" applicable to certain business arrangements between entities that otherwise might be subject to the Fraud and Abuse Laws. Nevertheless, the interpretations and applications of the broadly worded Fraud and Abuse Laws by governmental authorities cannot be predicted or guaranteed.

Medicare

     Medicare is a federal reimbursement program for those aged 65 or older and those with certain specified disabilities. Medicare covers post-hospital nursing care which requires the intensive care of a skilled nursing facility. Medicare reimburses long-term health care facilities for routine operating costs, capital costs and ancillary costs. Routine operating costs are subject to a routine cost limitation set for each location. Such routine cost limitations are not applicable for the first three years. Capital costs include interest expenses, property taxes and insurance, lease payments and depreciation expense. Interest and depreciation are calculated based upon the original owner's historical cost when changes in ownership occur after July 1984.

     Payment for skilled nursing facility services is based upon a facility's actual allowable costs to the extent that such costs are reasonable and related to patient care. Medicare reimbursement for a provider's reimbursable costs is limited to amounts determined by HHS, through its intermediaries, to be necessary and appropriate for the efficient delivery of needed health services. If the Company's costs exceed the Medicare established schedule of limits on routine costs, payment to the Company will be based upon such limits and the Company will not receive payments to cover the actual costs of providing that service. Furthermore, otherwise allowable reimbursable costs may be disallowed if regulatory or procedural guidelines are not followed by the Company.

     Government reimbursement programs, particularly Medicaid and Medicare, are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by fiscal intermediaries, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to long-term health care facilities. As a result, the long-term health care facility industry is sensitive to legislative and regulatory changes in and limitations on governmental spending for such programs. Over the past several years, Congress has consistently attempted to curb the growth of federal spending on health care programs. Recent actions include limitations on spending for such programs, limitations on specific categories of payments, elimination of funding for health planning agencies, severe restrictions on any "step-up" in basis for reimbursement purposes upon a sale of a health care facility and an increased emphasis on competition and other programs. Such legislative or administrative proposals could potentially have adverse effects on the results of operation of the Company.

     The Company derives a significant portion of its net revenues, directly or indirectly, from the Medicare and Medicaid programs. Any significant decrease in Medicare or Medicaid reimbursement amounts could have a material adverse effect on the Company. The Company also obtains payment from private insurers, including managed care organizations and private pay patients. The facilities managed by the Company also have contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain health care services to covered patients for a set per diem payment for each patient. There can be no assurance that the rates paid by these payors will remain at comparable levels or be adequate to reimburse the Company for the cost of providing services to covered patients. In addition, cost increases due to inflation without corresponding increases in reimbursement rates could adversely affect the Company's business.

     Medicare covers and pays for rehabilitation therapy services furnished in facilities in various ways. Medicare reimburses the skilled nursing facility based on a reasonable cost standard. In the event the Company provides rehabilitation services directly, specific guidelines exist for evaluating the reasonable cost of physical therapy and occupational therapy services. Medicare applies salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist was employed by a nursing facility, plus an amount designed to compensate the provider for certain general administrative overhead costs. Medicare pays for occupational therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its services under the "prudent buyer" rule.

     On April 14, 1995, the Health Care Financing Administration ("HCFA") issued a memorandum to Regional Office Administrators in response to requests by intermediaries for information as to reasonable costs for occupational therapy services. The cost data in the memorandum sets forth rates for occupational therapy services that are lower than the Medicare reimbursement rates currently received by the Company for occupational therapy services. Although the memorandum states that the cost data is to be informative and not to serve as a limit on reimbursement rates for occupational therapy services, intermediaries and customers of the Company may apply the cost data guidelines as absolute limits on payments. The cost data figures contained in the memorandum have been subject to criticism by the industry, and the Company is unable to determine what effect, if any, such criticism will have on future actions or policy decisions taken by HCFA in connection with Medicare reimbursement rates for occupational therapy services. The Company cannot predict when, or if, any changes will be made to the current Medicare reimbursement methodologies for rehabilitation therapy services, or to the extent to which the data in the HCFA memorandum will be used by intermediaries in providing reimbursement. The imposition of salary equivalency guidelines on occupational therapy services, or the use by intermediaries of the data in the memorandum, could significantly impact the Company's margin expectations.

Medicaid

     Medicaid is a joint federal-state medical assistance program for individuals who meet certain income and resource standards. Medicaid programs are operated by state agencies which adopt their own medical reimbursement formulas and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. Facilities participating in the Medicaid program are required to meet state licensing requirements to be certified in accordance with state and federal regulations and to enter into contracts with the state agency to provide services at the rates established by the state. The states have flexibility to determine Medicaid eligibility and coverage criteria, subject to the Federal statutory requirement that the reimbursement system provide adequate rates for efficiently and economically operated facilities. The United States Supreme Court has held in the case of Wilder v. Virginia Hospital Association, decided in June 1990, that providers have the right to enforce this standard in the Federal courts. Beyond this general mandate, however, states have considerable flexibility in establishing their Medicaid reimbursement systems, and as a result, the payment methodologies and rates vary significantly from state to state. All of the states in which the Company operates Medicaid-certified facilities use a cost-based reimbursement system under which reimbursement rates are determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. Recently, several states have adopted case-mix prospective payment systems, pursuant to which payment levels increase based on a patient's acuity level and need of services. Reimbursable costs normally include the costs of providing health care services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. Some state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. In addition, certain Medicaid payments are subject to relatively long collection cycles and payment delays due to budget shortfalls in state Medicaid programs.

     Congress has established a program to reduce Federal matching payments to states under the Medicaid program. Regulations promulgated by HCFA also provide that states are not required to pay for long-term services on a cost-related basis but may do so according to rates that are adequate to meet costs incurred by efficiently and economically operated facilities. Changes in state Medicaid reimbursement, particularly in light of emphasis on deficit reduction and cost control, may have an adverse effect upon the revenues of the Company. It is likely that the Congress of the United States will continue to propose new health care legislation for the United States, which, if enacted, could have a material adverse effect upon the revenues of the Company.




ITEM 2.   PROPERTY

     The Company leases 46,624 square feet of office space in the following properties (rates and square footage approximate): (1) 4,100 square feet for its executive offices in Atlanta, Georgia at a rate of $7,609 per month, with term ending September 30, 2000; (2) 16,545 square feet of office space in Malvern, Pennsylvania, at a rate of $7,315 per month, with term ending April 1999; (3) 5,200 square feet for financial and accounting services in Taylor, Pennsylvania, at a rate of $4,640 per month, with term ending December 31, 1997; (4) 5,194 square feet for administrative offices in Baltimore, Maryland, at a rate of $12,471 per month, with term ending September 30, 2000; and (5) 4,620 square feet for administrative offices in Bala Cynwyd, Pennsylvania, also subleasing 4,600 square feet for restorative therapy services in that same city (the lease is at a rate of $9,163 per month, with term for the administrative space ending January 25, 1999, the sublease is at $8,000 per month); and (6) 6,365 square feet for administrative offices in Newton, Massachusetts, at a rate of $11,666, with term ending June, 2001. All leases include taxes and insurance.




ITEM 3.        LEGAL PROCEEDINGS

     In July 1993, one subsidiary and three former subsidiaries of the Company under prior management entered into an agreement with NPFII-W, Inc. pursuant to which NPFII-W, Inc. was to purchase certain receivables of those companies on an ongoing basis. In December 1995, NPF II-W, Inc. filed suit in the United States District Court for the Southern District of Ohio, Eastern Division against Durant Medical, Inc., and against former subsidiaries GCHS of Columbia, Inc., GCHS of Cleveland, Inc. and GCHS of Eastern PA, Inc., also naming Iatros Health Network, Inc. on an alter ego theory, seeking approximately $960,000 plus costs, interest and penalties, attorneys' fees and punitive damages, with respect to receivables purportedly purchased by NPFII-W, Inc. and apparently relating to periods during which the Company was being operated by prior management. The Complaint also alleges that the defendants breached the terms of the agreement with NPFII-W, Inc. and collected and retained the proceeds of the receivables sold to NPFII-W, Inc. The Company filed an answer to the Complaint denying the allegations made. The Company is vigorously defending against the allegations made. In addition, a codefendant has asserted a cross claim against the Company for indemnification of any liability to NPFII-W, Inc. The Company has denied the allegations. Management does not believe that the outcome of this matter will materially adversely affect the Company's financial position, results of operations or cash flows.

     In December of 1994 Gull Creek, Inc., a wholly-owned subsidiary of the Company, Dennis Nooner, Jr. and the Company, as guarantor of payment, entered into an Employment Agreement with Mr. Nooner, Jr. for a term of five years commencing January 1, 1995 and granted to Mr. Nooner, Jr. stock warrants, in connection with the lease of a facility controlled by Mr. Nooner, Jr. and his father, Mr. Nooner, Sr. and an option to purchase the Nooners' interests in the facility. On February 29, 1996 Gull Creek, Inc. terminated Mr. Nooner, Jr. for cause under the terms of the Employment Agreement. In April 1996, Mr. Nooner, Jr. filed suit against Gull Creek, Inc. and the Company in the Circuit Court for Worcester County, Maryland alleging that Gull Creek, Inc. and the Company had breached their obligations to Mr. Nooner, Jr. under his Employment Agreement and Stock Option Agreement, had converted stock options to which Mr. Nooner, Jr. believes he is entitled and have violated the Maryland Wage Payment and Collection Act by failing to deliver to Mr. Nooner, Jr. stock underlying certain options. The action has been removed to the United States District Court for the District of Maryland. The Company and Gull Creek, Inc. have denied the allegations of Mr. Nooner, Jr.'s Complaint. The Company is vigorously defending the action.

     In  May  1996, the Company and Gull Creek, Inc., filed  suit against Dennis Nooner, Sr., Dennis Nooner, Jr., Ewing Land Development, Inc. and Ewing Health Systems, Inc. in the District Court for the Northern District of Georgia, Atlanta Division alleging that Mr. Nooner, Jr. through his acts and misdeeds breached his Employment Agreement with Gull Creek, Inc. and that Mr. Nooner, Sr. breached a Consulting and Development Agreement he entered into with Ewing Land Development, Inc., payment under which was guaranteed by the Company. In addition, the Complaint alleged claims of fraud, conspiracy and bad faith against all the Defendants and breach of fiduciary duties and agency by Mr. Nooner, Jr. The Company and Gull Creek, Inc. filed an Amended Complaint dismissing without prejudice Mr. Nooner, Sr. and Ewing Health Systems, Inc., a Delaware corporation, as Defendants and asserting claims against Gull Creek Retirement Village Limited Partnership, Ewing Retirement Corporation, Inc., IHN Personal Care, Inc. and Ewing Health Systems, Inc. This suit has since been transferred to Maryland to be consolidated with the prior pending action. The Defendants in this action have denied liability. Management does not believe that the outcome of the two related lawsuits will materially adversely affect the Company's financial position, results of operations or cash flows.




ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 19, 1996 the Board of Directors of the Company notified the stockholders of the Company of the Annual Meeting of the Stockholders to be held on December 19, 1996 in Atlanta, Georgia. The Board of Directors of the Company solicited proxies for the election of directors and the ratification of the election of the Company's independent certified public accountants pursuant to Regulation 14A of the 1934 Act. There was no solicitation in opposition to management's nominees as listed in the proxy statement and all such nominees were elected. The Company sought to reelect its four directors: 13,527,175 votes were cast for the election of Robert T. Eramian and 580,408 against; 13,527,175 votes were cast for the election of Joseph C. McCarron and 580,408 against; 13,527,675 votes were cast for the election of John D. Higgins and 579,908 against; and 13,527,175 votes were cast for the election of Robert A. Kasirer and 580,408 against. In addition the stockholders ratified Asher & Company, Ltd. as the Company's independent certified public accountants:
13,608,403 votes were cast for the ratification, 230,119 against and 269,061 abstained.




                            PART II

ITEM 5.   MARKET   FOR   COMMON  STOCK  AND  RELATED  STOCKHOLDER
          MATTERS.

Market Information

     The  Company's  Common Stock is listed  and  traded  on  the
National   Association  of  Securities  Dealers,  Inc.  Automated
Quotation System ("NASDAQ") SmallCap Market SystemSM under the following symbol:

           Common Stock. . . . . . . . . . . IHNI

     The following table sets forth the high and low sales price as determined from NASDAQ for the Common Stock for the periods indicated. No trading market existed for the Company's securities prior to April 21, 1992. For six trading days during the period from September 1 through September 9, 1994, the Company's securities were delisted from The NASDAQ SmallCap Market SystemSM.

                                             Common Stock


Fiscal 1995                              HIGH           LOW

First Quarter                            6-3/4         2-5/8

Second Quarter                           6-5/8         4-7/8

Third Quarter                           12-1/8         5-5/8

Fourth Quarter                          13             7-1/2

Fiscal 1996

First Quarter                            9-3/8         5-1/2

Second Quarter                           5-5/8         3-1/2

Third Quarter                            4-5/8         2-3/8

Fourth Quarter                           3-1/16        1-1/2

Fiscal 1997

First Quarter                            2-3/8         1-1/8


     The high and low prices (based on the average bid and ask price) for the Company's Common Stock are as reported by NASDAQ and rounded to the nearest 1/32, are indicated above. These are inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company has applied for listing upon the NASDAQ National Market System.

     According to the Company's Stock Transfer Agent as of  March
31, 1997 there were approximately 175 holders of record of the Company's Common Stock and as of November 18, 1996, there were
6,332 beneficial holders of the Company's Common Stock.

Dividends

     The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, a well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of Series A Senior Convertible Preferred Stock are outstanding. Cumulative dividends paid to the holders of the Series A Senior Convertible Preferred Stock prior to July 1, 1996 are payable in cash or in shares of the Company's Common Stock. Since the shares of Series A Senior Convertible Preferred Stock were issued, no dividends have been declared or paid. At March 31, 1997 dividends on the Series A Senior Convertible Preferred Stock totalling $430,000 had accrued. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock or its preferred stock other than the Series A Senior Convertible Preferred Stock unless all accrued cumulative dividends on the Series A Senior Convertible Preferred Stock are simultaneously paid.

     The Company's Certificate of Incorporation provides for a Board of Directors consisting of 6 directors. Holders of the Common Stock and the Series A Senior Convertible Preferred Stock voting together as one class are entitled to elect this number of directors. The size of the Board is increased, up to a maximum of 13 directors, by 1 director each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock voting separately as a single class are entitled to elect these directors. Currently, the holders of the Series A Senior Convertible Preferred Stock voting separately as a single class are entitled to elect 4 directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full, and at such time the number of directors constituting the full Board of Directors is decreased to 6.

     At  the Annual Meeting for 1996 the holders of the Series  A
Senior Convertible Preferred Stock did not nominate any persons for election as directors.




ITEM 6.   SELECTED FINANCIAL DATA.

                                     SUMMARY FINANCIAL DATA
                                  IATROS HEALTH NETWORK, INC.
                            (in dollars, except number of shares)

                                       Year Ended December 31
                                       1996           1995           1994           1993           1992

Statement of Operations:
Revenues
                                  $ 22,106,815   $ 16,628,264   $  2,866,093   $  1,197,215   $    417,859
Operating Expenses                $ 26,952,031   $ 13,452,318   $  4,015,254   $  3,507,621   $  1,670,324
Income (Loss)
  from Continuing Operations      $(10,314,561)  $  3,655,188   $   (391,315)  $ (2,257,495)  $ (1,080,788)
Income (Loss)
  from Discontinued Operations    $       -      $       -      $   (805,294)  $ (1,629,955)  $     (6,688)
Net Loss                          $(10,314,561)  $  3,655,188   $ (1,196,609)  $ (3,834,560)  $ (1,135,545)
Earnings Per Share
  Continuing Operations           $       (.74)  $        .29   $       (.06)  $       (.39)  $       (.23)
  Discontinued Operations         $       -      $       -      $       (.13)  $       (.29)  $       -
                                  $       (.74)  $        .29   $       (.19)  $       (.68)  $       (.23)
Weighted Average Shares
  of Common Stock and
  equivalents outstanding           13,946,359     12,054,741      6,281,584      5,688,411      4,864,247


Balance Sheet Data:                  12/31/96       12/31/95       12/31/94       12/31/93       12/31/92

Working Capital                   $  5,796,971   $  3,291,330   $    168,890   $ (2,050,354)  $  1,667,603
Total Assets                      $ 27,995,231   $ 24,026,448   $  5,383,027   $  2,483,173   $  7,234,714
Total Long-Term Debt
  and Capital Lease Obligations   $  1,160,859   $    754,370   $     81,980   $     33,414   $  2,365,280
Total Liabilities                 $  7,679,451   $  6,942,527   $  2,827,221   $  2,782,633   $  3,729,614
Stockholders' Equity              $ 20,315,780   $ 17,083,921   $  2,555,806   $   (299,460)  $  3,505,100

No cash dividends have been declared on the Common Stock.




ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Business Background

     Prior to July 1994, the Company concentrated its efforts in providing health care services for post-acute, ventilator dependent and medically complex patients in long-term care nursing facilities ("Specialized Programs"). Commencing in July 1994, the Company's new management implemented a plan for redirecting operations, by pursuing service and development opportunities involving long-term care properties, while eliminating the prior focus on Specialized Programs, and discontinuing such operations. Further, through its subsidiaries, the Company has continued to expand its operations in providing ancillary, management and development services to the long-term care industry.

     In connection with implementing its business plan for redirection, the Company entered into a series of transactions which were consummated in July 1994. Generally, the plan was designed to provide additional equity capital to satisfy operating obligations, to provide new working capital resources, to discontinue nonprofitable operations and to reduce corporate overhead. The plan resulted in a change of the Company's executive management.

     The plan included the following:

     (a) the sale of both common and preferred stock whereby the Company sold 533,333 shares of Series A Senior Convertible
Preferred Stock, and 2,000,000 shares of Common Stock, realizing gross proceeds of $3,500,000;

     (b) assignment to the Company of the rights to manage certain long-term care facilities;

     (c) termination of the Company's capital lease and transfer of the operations of the Fox Nursing and Rehabilitation Center
(the "Fox Facility") in Warrington, Pennsylvania, resulting in discontinuation of associated operations;

     (d)  termination and settlement of the Company's obligations under  a  lease (the "Lorien Agreement") for beds in  the  Lorien
Nursing   and   Rehabilitation  Center  in  Columbia,   Maryland,
resulting in discontinuation of associated operations;

     (e) the exchange of 666,667 shares of Common Stock owned by certain Stockholders of the Company for 300,000 shares of Series
B Preferred Stock;

     (f) transfers of ownership of three subsidiaries to a private entity controlled by former management; and

     (g) termination of former management of the Company and installation of new management.

     The Company's primary sources of revenue are derived from ancillary services, management services and development services provided to long-term care facilities.

Year Ended December 31, 1996 Compared to Year Ended December  31,
1995

Results of Operations

     For the year ended December 31, 1996, the Company's consolidated financial statements reflect a net loss of $10,314,561 compared with net income of $3,655,188 for the year ended December 31, 1995. The net loss reported for 1996 largely results from the fourth quarter reduction in the carrying value of intangible assets totaling $6,697,974, together with the increase in the allowance for doubtful accounts of $1,630,900, and the write-off of uncollectible accounts receivable and notes and loans receivable of $405,103 and $1,200,000, respectively.

     Consolidated operating revenue relating to the Company's continuing operations totals $22,106,815 for 1996, representing an increase of $5,478,551 or 33% over the same period for 1995. Of the reported increase in 1996 revenue, $2,995,865 relates to increased ancillary services and $5,577,074 relates to increased management services offset by a decrease in development services revenue of $3,094,388. The increase in reported revenue during 1996 results principally from the Company's having increased its business volume in the Pennsylvania and Maryland markets as well as having expanded into a new market area represented by New England. Decrease in development services revenue in 1996 is due to a reduction in the number of development contracts entered into during the year.

     Operating income from ancillary services during 1996 totaled $792,959 compared with $346,001 for 1995. Ancillary services revenue reported for the year ended 1996 included $6,200,924 relating to pharmacy and medical supply services compared with $4,527,294 for 1995, and respiratory and restorative therapy services of $3,558,413 compared with $2,236,178 for 1995.

     Consolidated operating expenses reported for 1996, exclusive of depreciation and amortization, total $25,718,013 representing an increase of $12,842,128 over 1995. Of the reported increase, $8,536,945 or 66% relates to management services, $1,756,276 or 14% relates to general and administrative services and $2,548,907 or 20% relates to ancillary services.

     Of total reported operating expenses, operating expenses associated with management services amounted for $12,097,877 or 47% in 1996 compared to $3,560,932 or 28% in 1995. Of the 1996 amount significant components included: salaries and related expenses of $7,032,264; professional fees of $1,067,838; travel and development fees of $532,269; bad debts of $1,343,097; office rent and related expenses of $1,161,032; and general overhead expenses totaling $961,377. Of the 1995 amount, significant components included: salaries and related expenses of $1,467,568; professional fees of $623,270; general overhead expenses totaling $496,276; and operating expenses associated with an assisted living leased property totaling $973,818. This lease arrangement was terminated in 1995. Increased employee salaries and related expenses during 1996 compared to 1995 relate to New Health Management ($3,000,000); Greenbrier Healthcare Services, Inc. ($2,000,000); and Oasis Healthcare ($500,000). During the second quarter 1997, management commenced efforts to eliminate salaries and overhead represented by Greenbrier Healthcare Services, Inc. The continuing management and ancillary services are being assumed by New Health Management. In addition, the Company is in the process of affecting salary and overhead cost reduction associated with New Health Management Services.

     Commencing in the first quarter 1997, the Company has consolidated its Maryland regional management division with its Pennsylvania operation. This organizational change is designed to reduce the Company's management overhead expenses by merging its resources and eliminating otherwise redundant costs. Management overhead, salaries and expenses associated with the Maryland regional division during 1996 totaled $2,833,268 and is expected to be largely diminished if not eliminated during 1997. In addition, management is in the process of effecting overhead cost reductions associated with the Pennsylvania regional division for which operating expenses during 1996 totaled $7,007,321.

     Of the total reported operating expenses, operating expenses associated with general and administrative expenses amounted to $4,653,758 or 18% in 1996 compared to $2,897,482 or 23% in 1995.
Of the 1996 amount significant components included: salaries and related expenses of $1,484,893; professional fees of $716,956, contracted services of $797,907, corporate travel and development expenses of $366,783 bad debt expenses of $1,000,000, and office related and office overhead expenses aggregating $287,219. Of the 1995 amount, significant components included: salaries and related expenses of $736,281; professional fees of $693,744, contracted services of $498,035, corporate travel and development expenses of $324,113, and office related and office overhead expenses aggregating $645,309.

     Of the total reported operating expenses, operating expenses associated with ancillary services amounted to $8,966,378 or 35% in 1996 compared to $6,417,471 or 50% in 1995. Of the 1996 amount significant components included: $5,616,522 relating to pharmacy and medical supply services compared with $4,246,399 for 1995, and $3,349,856 relating to respiratory and restorative therapy services compared with $2,171,072 for 1995.

     Management projects continued revenue growth during 1997 and anticipates returning to operating profitability. Revenue growth during 1997 is expected principally from plans to secure leasehold as well as ownership interests in operating long-term care facilities. In addition, Management expects continued growth in both ancillary and management services in existing and new market areas. In particular, Management plans to emphasize the development of ancillary service programs associated with the facilities it operates.

     Commencing in the fourth quarter of 1996, the Company employed a strategic change in its business development plans to more actively pursue opportunities involving a direct leasing and ownership of long-term care properties. This represents a change from previous development initiatives focused solely on contract management and service engagements. This strategy reflects management's efforts to develop a stronger and more tangible balance sheet while broadening its revenue base and increasing its operating control over facilities. In connection with these efforts management has begun to adopt a more conservative policy and practice of accounting for intangible assets. In 1996, the Company determined that the value of its recorded intangible assets had been impaired, based upon historical operating deficits with respect to related subsidiaries and the uncertainty that the Company will be able to generate sufficient future cash flows to recover the recorded amounts of the intangible assets. The total impairment loss of $6,697,974 which is included in the results of operations for 1996 was determined by evaluating a net realizable value of the intangible assets as of December 31, 1996 based upon the projected results of future operations. Of this total impairment loss, $4,504,476 relates to excess of cost over net assets acquired, $1,233,178 relates to organization costs, and $960,320 relates to contract rights.

     During the fourth quarter of 1996, management re-evaluated the operating viability of Iatros Respiratory Corporation (d/b/a King Care Respiratory Services) in light of its history of operating losses, changing health care regulations relevant to respiratory services and increased competition from acute care hospitals adversely effecting contractual terms and management relationships. As a result of this evaluation, management has restructured the nature in which it continues to provide respiratory therapy services, and continues to evaluate the expense to which it will continue to provide respiratory therapy services.

     Management routinely evaluates the realizable value of its assets. In connection with this evaluation, during the fourth quarter of 1996, management re-evaluated all of its development projects in connection with determining the current value of note instruments and accounts receivable resulting from development fee income which had been recognized by the Company. Accounting write-offs were developed on a case by case valuation and resulted from management's determination that current circumstances had impaired the realization of income or otherwise a deliberate decision by management to abandon specific development projects. Write-offs taken against development fee income notes and accounts receivable for the quarter ended December 31, 1996 total $5,481,250.

Liquidity and Capital Resources

     At December 31, 1996, the Company reports working capital of $5,796,971 representing a working capital ratio of 1.89 compared with working capital of $3,291,330 representing a working capital ratio of 1.53 at December 31, 1995. The Company's ability to continue to satisfy its working capital requirements is largely dependent upon the timely realization of its net accounts receivable outstanding of $5,888,205 at December 31, 1996. While management expects that working capital resources being provided from continuing operations will satisfy working capital requirements, the Company is presently pursuing working capital financing opportunities to further enhance its liquidity and working capital position. This includes accounts receivable financing initiatives as well as financing prospects associated with the Company's outstanding notes and loans receivable. Notes and loans receivable outstanding at December 31, 1996 and to date available to secure working capital financings are in excess of $7,500,000. However, certain of these receivables are subordinated to other obligations of the maker. See, Item 1, "BUSINESS- Significant Transactions," hereinabove. Management is in the process of completing related efforts and expects to secure a working capital arrangement during the second quarter of 1997. This financing is expected to provide working capital proceeds approximating $2,000,000-$3,000,000 for the Company. There can be no assurance that the Company will be successful in securing such arrangements or in realizing on its outstanding accounts receivable, or that resources from continuing operations will satisfy working capital requirements. In addition, management is reviewing various aspects of its working capital requirements in an effort to restructure and reduce the Company's general operating expenses.

     During 1996 and 1995, the Company was involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to lend working capital as may be required in the form of operating deficit agreements. Aggregate amounts committed to date by the Company relating to project financings total $4,980,000 of which $2,329,000 has been advanced by the Company and $2,651,000 has not yet been required to be advanced. The Company's ability to satisfy these obligations should additional advances be required is dependent upon its ability to secure additional sources of capital.

     During March 1997, the Company secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's operating subsidiaries. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts drawn and outstanding. The Company intends to utilize this financing to support working capital and development activities.

     Cash and cash equivalents at December 31, 1996 totaled $1,134,125 and include a certificate of deposit held by a financial institution in the amount of approximately $520,000. This certificate was redeemed in March 1997 and was utilized to satisfy an outstanding credit obligation totaling $516,000 which is included in notes payable, at December 3l, 1996.

     Cash and cash equivalents at December 31, 1995, totaled $l,057,505, comprised of unrestricted amounts of $682,505 and restricted amounts of $375,000. Restricted cash of $275,000 represented funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement, which was satisfied in the fourth quarter of 1996. The balance of restricted funds totaling $100,000 related to escrowed funds associated with contractual obligations involving the Company's development activities, which were satisfied in 1996.

     At December 31, 1995, cash and cash equivalents included two certificates of deposit held by separate financial institutions in amounts aggregating approximately $707,000. These certificates matured in March l996 and served as collateral for two outstanding credit obligations totaling $691,000 which are included in notes payable, banks at December 31, 1995.

     Accounts receivable at December 31, 1996 of $5,888,205, representing 48% of total current assets in 1996, were comprised of $4,761,263 relating to ancillary services, and $2,901,242 relating to management services and is net of an allowance for doubtful accounts of $1,774,300. The allowance for doubtful accounts during 1996 reflects an increase of $1,630,900 over the prior year. The reported increase in total accounts receivable for 1996 reflects business growth realized by the Company in 1996.

     Accounts receivable at December 31, 1995 of $4,237,452, representing 45% of total current assets in 1995, were comprised of $2,275,092 relating to ancillary services, $1,105,760 relating to management services, and $1,000,000 relating to development services and, were net of an allowance for doubtful accounts of $143,400.

     Prepaid expenses and other current assets at December 31, 1996 and 1995 include approximately $800,000 and $1,150,000 respectively, of project costs advanced in connection with transactions involving the Company in a development capacity. These amounts include legal and professional as well as financing issue costs which are recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development services as it deems necessary to secure business prospects and complete transactions. These amounts are classified as current insofar as they are expected to be recovered within the year in connection with completion of the related transactions.

     Deposits at December 31, l996 include a purchase deposit of $1,000,000 associated with the planned acquisition of a long-term care nursing facility. This transaction remains pending and is expected to be completed during 1997.

     At December 31, 1996 notes receivable resulting from development, financial advisory, and consulting services which the Company has provided to several long-term care properties totaled $4,423,324 as compared with $2,535,295 at December 31, 1995. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties. The Company intends to utilize notes receivable as security for working capital financing arrangements during 1997.

Year  Ended  December 31, 1995 compared with Year Ended  December
31, 1994

Results of Operations

     For the year ended December 31, 1995, the Company's consolidated financial statements reflect net income of $3,655,188 compared with a net loss of $1,196,609 for the year ended December 31, 1994. This positive trend resulted from new management's efforts, commencing in July 1994, to redirect the Company and eliminate operating losses associated with discontinued operations. Further, the Company realized substantial revenue growth during 1995 as a result of business acquisitions and development income recognized. Losses associated with discontinued operations were $805,294 for 1994 related to the specialized care programs provided by the Company.

     Consolidated operating revenues relating to the Company's continuing operations totalled $16,628,264 for 1995, representing an increase of $13,762,171 over the same period for 1994. Of the reported increase in 1995 revenues, $4,431,686 or 32% related to ancillary services; $3,809,377 or 28% related to management services, and, $5,521,108 or 40% related to development services. The increase in reported revenues during 1995 resulted principally from the Company's having increased its business volume in the Pennsylvania market area as well as having expanded into new market areas represented by Maryland, California and New England.

     Consolidated operating expenses, exclusive of other income (expense), reported for 1995 total $12,875,885 or 77% of reported revenues compared with 1994 where operating expenses exceeded reported revenues. Total operating expenses reported for 1995 represented an increase of $8,938,727 comprised of $4,327,035 or 49% relating to ancillary services, $3,560,932 or 40% relating to management services, and, $1,050,760 or 11% relating to general and administrative expenses.

     Of the total reported operating expenses, general and administrative expenses accounted for $2,897,482 or 23% in 1995 compared to $1,846,722 or 47% in 1994. Of the 1995 amount, significant components included salaries and related expenses of $736,281, professional fees of $693,744, contract services of $498,035, corporate travel and development expenses of $324,113, and office related and corporate overhead expenses aggregating $645,309. Of the 1994 amount, significant components included salaries and related expenses of $643,138, professional fees of $382,312, contract services of $189,783, and, office related and corporate overhead expenses aggregating $631,489. Increased general and administrative expenses incurred during 1995 over the prior year relate largely to the Company's growth and expenses associated with corporate development efforts.

     Operating income reported for 1995 totalled $3,752,379 representing 23% of total revenue and was comprised of $346,001 or 9% relating to ancillary services, $782,752 or 21% relating to management services, and, $2,623,626 or 70% relating to development services. For 1994, the Company reported a net operating loss of $1,071,065 which resulted primarily from general and administrative expenses incurred in connection with redirecting the Company and prior to realization of new revenue growth as reported during 1995.

     Ancillary services revenue reported for the year ended December 31, 1995 included $4,527,295 related to pharmacy and medical supply services compared with $2,331,786 for 1994, and respiratory and restorative therapy services of $2,236,177 that were not provided by the Company during 1994.

     Ancillary services operating expenses for the year ended December 31, 1995 included $4,246,399 related to pharmacy and medical supply services compared with $2,090,436 for 1994, and respiratory and restorative therapy services of $2,171,072 that were not provided by the Company during 1994.

     Management services revenues reported for the year ended December 31, 1995 increased by $3,809,377 over the prior year and reflected new management contract revenues of $2,843,293 principally relating to growth in the Pennsylvania, Maryland and New England markets. In addition, management services revenue included $966,084 relating to the operations of the Gull Creek facility under a lease management arrangement which was terminated by the Company during 1995.

     Management services operating expenses reported for the year ended December 31, 1995 totalling $3,560,932 included $973,816 of operating expenses relating to the Gull Creek facility. Operating expenses for 1995 associated with other management services revenue totals $2,587,116. Resulting operating profit margin from management services during 1995 was $790,484, excluding the Gull Creek facility.

     Development services revenues reported for the year ended December 31, 1995 relate to a number of engagements as well as property transactions during 1995 wherein the Company provided development, consulting and advisory services on a fee for service basis. Among these, the Company recognized revenue of $850,000 associated with three long-term care properties located in Maryland and Virginia for which the Company is engaged in a development, marketing and management capacity. In addition, the Company recognized revenue of $1,350,000 associated with debt restructuring of three nursing facilities in New England for which the Company acted as financial advisor and concurrently secured long term management contracts. Further, the Company recognized aggregate fee income of $2,000,000 relating to a series of other service engagements rendered on behalf of third party corporations involved in the ownership and operation of long-term care facilities and providing of ancillary services.

Liquidity and Capital Resources

     During January 1996, Company realized $12,000,000, net of costs associated with the issuance of the Subordinated Convertible Debentures. Through September 30, 1996, the funds realized were utilized to fund recent acquisitions and other corporate development and operating obligations of the Company. Uses of the 10% Subordinated Convertible Debentures proceeds included the following: (1) corporate overhead- $900,000; (2) working capital advances to Company subsidiaries - $4,750,000;
(3) development capital advances for various transactions - $3,965,000; and (4) operating deficit agreement and project working capital advances - $2,385,000.

     Cash and cash equivalents at December 31, 1995, totaled $l,057,505 and was comprised of unrestricted amounts of $682,505 and restricted amounts of $375,000. Restricted cash of $275,000 represented funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement, which was satisfied in the fourth quarter of 1996. The balance of restricted funds totaling $100,000 related to escrowed funds associated with contractual obligations involving the Company's development activities, which were satisfied in 1996.

     At December 31, 1995, cash and cash equivalents included two certificates of deposit held by separate financial institutions in amounts aggregating approximately $707,000. These certificates matured in March l996 and served as collateral for two outstanding credit obligations totaling $691,000 which are included in notes payable, banks at December 31, 1995.

     At December 31, 1994, cash and cash equivalents included two
certificates   of   deposit,  each  with  a  separate   financial
institution,  in  the  amounts of $502,000 and  $503,000.   These
certificates of deposit matured in January 1995.

     Accounts receivable at December 31, 1995 of $4,237,452 were comprised of $2,275,092 relating to ancillary services, $1,105,760 relating to management services, $1,000,000 relating to development services, and, is net of an allowance for doubtful accounts of $143,400. Accounts receivable at December 31, 1994 of $1,277,192 were comprised of $1,031,392 relating to ancillary services, $309,983 relating to management services, and, is net of an allowance for doubtful accounts of $64,183. This reported increase in accounts receivable for 1995 reflects business growth realized by the Company in 1995.

     Approximately $1,150,000 of prepaid expenses and other current assets reported by the Company at December 31, 1995 represent project costs advanced in connection with transactions involving the Company in a development capacity. These include legal and professional as well as financing issue costs that are recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development services as it deems necessary to secure business prospects and complete transactions. In addition to project costs, prepaid expenses and other current assets include $300,000 relating to prepayment of a consulting contract with a former officer and stockholder of the Company while
$125,000 represents bank held certificates of deposit which mature in one year.

     Deposits at December 31, 1995 include a purchase deposit of $345,511 associated with the planned acquisition of a management company, and office lease related deposits of $28,602.

     Deposits at December 31, 1994 include a purchase deposit of $371,875 associated with a nursing facility and a lease security and purchase deposit of $350,000 associated with an assisted living facility.

     At December 31, 1995, notes receivable result from development, financial advisory, and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by the mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

     During 1995, the Company provided development and marketing services to a third party corporation in the amount of $1,000,000. Payment for such services was made in the form of a promissory note. At December 31, 1996, the Company wrote-off the full amount of this note.

     At December 31, 1994, the Company had a note receivable totalling $47,100 related to equipment financing. This note was paid during 1995.

     At December 31, 1995, $250,526 of loans receivable and other assets represented loans due from a director in connection with the merger of King Care Respiratory Services, Inc. This note accrues interest at the rate of 9% and is payable in January 2000. The remaining balance of $425,000 represents development fees payable in connection with two properties for which the Company provides development, marketing and management services. These fees are subordinated obligations of the properties to which they relate and are payable from operations of the properties.

     During 1995, the Company was involved in a number of project financings in which it was contracted to provide development, marketing and management services. Pursuant to operating deficit agreements the Company committed to lend required working capital. Aggregate amounts committed as of December 31, 1995 by the Company relating to project financings totaled $1,150,000.

     In December 1995, the Company entered into a consulting services agreement with a third party providing for payments by the Company totalling $157,500. The agreement required an initial payment of $37,500 on January 1, 1996 and twelve monthly payments of $10,000 throughout 1996. Payments totalling $67,500 were made in January, February and March, 1996. In April 1996, the Company paid a lump sum amount of $85,500 in full satisfaction of all amounts due to the consultant under the agreement.

     Pursuant to the terms of an underwriting agreement dated April 21, 1992 between the Company and Royce Investment Group ("Royce") the Company agreed to pay a commission equal to five percent (5%) of the exercise price of the Common Stock Purchase warrants which were included in the units which were offered and sold by the Company in its public offering in 1992. In addition, Royce acted as placement agent for the Company in a number of securities offerings in 1995. During 1995, fees aggregating approximately $430,000 were earned by Royce in accordance with the underwriting agreement and its services as placement agent for the Company. This amount included accrued expenses at December 31, 1995 and was satisfied by the Company in February, 1996. A Royce officer is a director of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Events Subsequent to December 31, 1996

     During March 1997, the Company entered into a ten year lease agreement including two long term care facilities located in the Commonwealth of Massachusetts representing a total of 229 beds. The lease agreement includes a purchase option to acquire the facilities during the lease term for a purchase price totaling $10,000,000. Historical annualized operating revenues represented by these facilities approximates $10,000,000.

     During March, 1997 the Company secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's operating subsidiaries. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts drawn and outstanding. The Company intends to utilize this financing to support working capital and development activities of its operating subsidiaries.

     During March 1997, the Company executed a letter of intent to acquire the stock of a management company having long term management contracts. This purchase would represent management services revenue for the Company and provide an opportunity for securing ancillary services revenue. The Company is currently performing its due diligence and is seeking to secure purchase financing for the transaction.

     The   Company  is  pursuing  financing  to  provide  working
capital.   See "Year Ended December 31, 1996 compared  with  Year
Ended December 31, 1995; Liquidity and Capital Resources."

Effects of Inflation

     The Company does not expect inflation to materially effect its results of operations. However, the health care industry is labor intensive. Wages and other related labor costs are especially sensitive to inflation and future operating costs could be subject to general economic and inflationary pressures. Accordingly, the Company cannot predict its ability to control such costs increases.

New Accounting Standards

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including contract rights, excess of costs over net assets acquired and organization costs, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The effect of the adoption of SFAS 121 was not material.

     The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation" ("SFAS 123") in the first quarter of 1996 which allows companies the option to retain the current accounting approach for recognizing stock-based compensation expense in the financial statements or to adopt a new accounting method based on the estimated fair value of the employee stock options and warrants. The Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employee stock compensation measurement and therefore is required to provide expanded disclosures in the notes to the consolidated financial statements.

     The Company will be required to implement Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128") in the fourth quarter of 1997. The effect of the implementation of SFAS No. 128 has not been determined.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required to be filed pursuant to this Item 8 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 8. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.




ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                          INAPPLICABLE

                            PART III




ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The  following  table  sets forth certain  information  with respect  to the current directors and executive officers  of  the
Company:
Name                       Age     Present   Office   or Position

Robert T. Eramian (1)       52     Chairman of the Board, Chief
                                   Executive Officer and Director

Reginald D. Strickland      42     President and Chief Operating
                                   Officer

Joseph L. Rzepka            44     Executive Vice President and
                                   Chief Financial Officer

Judson H. Simmons           51     Executive Vice President-
                                   Strategic Planning and
                                   Corporate Organization

Joseph C. McCarron, Jr.     42     Executive Vice President and
                                   Director

Robert A. Kasirer           47     Director and President of Iatros
                                   Respiratory Corporation and
                                   IHN/Health Services Group,
                                   Inc.

John D. Higgins (1)(2)      64     Director

(1) Member of the Compensation Committee of the Board of Directors.
(2)  Member of the Audit Committee of the Board of Directors.




Business Experience

Robert T. Eramian

     Mr. Eramian has been a director since July 1994, and was elected Chairman of the Board in September, 1994. Mr. Eramian was appointed Chief Executive Officer and President on January
17, 1995. Mr. Eramian resigned as President of the Company on March 20, 1997. Mr. Eramian served as Chairman of the Board of HealthCare Concepts, Inc., a health care financial advisory and management consulting firm from 1989 through 1994. Prior to co-founding HealthCare Concepts, Inc., Mr. Eramian was involved in investment banking, with Bear Stearns in Atlanta, Georgia. Mr. Eramian received his BA from Merrimack College, his Master's Degree from the University of Dayton and participated in doctoral studies in political philosophy at Emory University. Mr. Eramian is the President of Etel Corporation which was founded in 1994. Etel corporation is a health care financial and advisory consulting firm. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."




Reginald D. Strickland

     Mr.  Strickland  was  appointed Chief Operating  Officer  in
January  1997  and  President  in March,  1997.   Mr.  Strickland
previously served as Vice President of Operations for the long-term care division of Horizon/CMS HealthCare, overseeing the operation of 130 principally long-term care facilities from 1994 through 1996. Mr. Strickland served as Vice President of Waverly Group from 1990 through 1993. Mr. Strickland began his career in 1977 with Beverly Enterprises where he worked for approximately 15 years and where he was ultimately Vice President of Operations
for   over  100  facilities  located  in  seven  states  in   the
Southeastern United States. Mr. Strickland has twenty years of experience in long-term care operations. Mr. Strickland received his Bachelors Degree in Applied Behavioral Sciences from National-Louis University.




Joseph L. Rzepka

     Mr. Rzepka was appointed Executive Vice President and Chief Financial Officer of the Company in September 1996. Mr. Rzepka served as Vice President of Operations of Omega HealthCare Investors, Inc., a long-term care real estate investment trust from 1993 through 1996. Mr. Rzepka has held executive financial positions in the long-term care industry for over twelve years. Mr. Rzepka was the Vice President of Finance of International Health Care Management, Inc. from 1991 through 1993 and was Vice President and Chief Financial Officer of National Heritage, Inc., the nation's fourth largest operator of long-term care facilities from 1989 through 1991. Mr. Rzepka received his Bachelor's Degree in Business Administration from the University of Michigan in Ann Arbor and completed masters studies in Business Administration Program at Xavier University. Mr. Rzepka is a certified public accountant.




Judson H. Simmons

     Mr.  Simmons  was  appointed  Executive  Vice  President  of
Strategic  Planning  of  the Company in  July  1995.   From  1993
through the end of 1995, Mr. Simmons was President of Retirement Corporation of America, an Atlanta based owner, manager, and operator of independent living, assisted living, and congregate care facilities throughout the Eastern United States. From 1980 to 1993, Mr. Simmons was a Partner and Of Counsel with two different Atlanta based law firms, where he had a broad based international corporate practice. His legal experience in the health care industry included serving as outside general counsel for Retirement Corporation of America, HealthCare Concepts, Inc., the National Investment Conference for the Senior Living and Long-
term   Care   Industries,   and  a   wholesale   distributor   of
pharmaceutical  products  and  medical  supplies.   Mr.   Simmons
received his B.S. degree, with Special Attainment in Commerce (concentration in Finance), from Washington & Lee University; a Certificate of High Honors from the Department of Economics of the University of Nottingham, England; his J.D. degree, cum laude, from the University of Georgia School of Law; his LL.M. degree from Columbia University School of Law; and a Certificate in Foreign and Comparative Law from Columbia University's Parker School. Mr. Simmons is a member of the State Bar of Georgia.




Joseph C. McCarron, Jr.

     Mr. McCarron was appointed a director of the Company in July 1994. From July 1994 to January 17, 1995, Mr. McCarron served as Chief Executive Officer and President of the Company. Mr. McCarron served as Chief Financial Officer from July 1994 through September 1996. On January 17, 1995, Mr. McCarron was appointed Executive Vice President. Mr. McCarron served as President of HealthCare Concepts, Inc., a health care financial advisory and management consulting firm from 1989 through 1994. Mr. McCarron has held executive management positions in the long-term care industry for over fifteen years. Mr. McCarron was a senior manager with Ernst & Young in the New England area. Mr. McCarron graduated cum laude with a BA in Business Administration from Northeastern University. Mr. McCarron is a Certified Public Accountant. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."




Robert A. Kasirer

     Mr. Kasirer has been a director of the Company since February 1995. Mr. Kasirer was appointed Managing Director of Iatros Respiratory Corporation in January 1995 and in May 1996
was   appointed   President  of  Western  Region  Operations   of
IHN/Health   Services   Group,  Inc.   and   Iatros   Respiratory
Corporation.   From 1991 to 1994, Mr. Kasirer was the  owner  and
Chief Executive Officer of King Care Respiratory Services, Inc. From 1986 to 1991, Mr. Kasirer developed retirement communities, assisted living facilities and health care facilities for not-for-profit owners as a consultant. Prior to 1986, Mr. Kasirer practiced law and was Of Counsel at Manatt, Phelps, Rosenberg &
Phillips. Mr. Kasirer graduated from New York University with a BA degree in 1970. Mr. Kasirer received his J.D. degree from St. John's University School of Law in 1973 and is a member of the New York Bar Association.




John D. Higgins

     Mr. Higgins has been a director since July 1994. Since October 1990, Mr. Higgins has served as Vice President and Senior Vice President - Corporate Finance of Royce Investment Group, Inc., an investment banking firm. From March 1987 to May 1990, Mr. Higgins served as an executive officer of Lombard Securities Corp., an investment banking firm. Mr. Higgins holds BBA and MBA degrees in finance from Hofstra University. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."




     Each director and executive officer of the Company is required to file a Form 3 with the Securities and Exchange Commission reporting initial ownership of the Company's securities at the time such person is elected or appointed a director or executive officer. Messers. Kasirer and Simmons filed such report late. In addition Mr. Simmons filed his Form 4 for January 1997 late.




ITEM 11.  EXECUTIVE COMPENSATION

                                Summary Compensation Table

     The following table sets forth information with respect to the compensation paid by the Company to executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994.


                                                                 LONG TERM COMPENSATION


                              ANNUAL COMPENSATION                     AWARDS           PAYOUTS

                                                     OTHER     RESTRICTED SECURITIES                 ALL
                                                     ANNUAL      STOCK    UNDERLYING    LTIP        OTHER
                  YEAR      SALARY      BONUS     COMPENSATION   AWARDS   OPTIONS/SAR  PAYOUTS  COMPENSATION
Robert T.         1996     $245,192       $0        $14,700        0       401,348
Eramian           1995     $229,000       $0           $0          0          0          $0          $0
Chief             1994        N/A         N/A          N/A        N/A        N/A         N/A         N/A
Executive
Officer
and
Chairman
of the
Board(1)

Joseph L.         1996      $47,115       $0         $2,250        0       100,000
Rzepka            1995        N/A         N/A          N/A        N/A        N/A         N/A         N/A
Executive         1994        N/A         N/A          N/A        N/A        N/A         N/A         N/A
Vice
President
and Chief
Financial
Officer

Gordon            1996     $119,798       $0             $0        0       100,000(4)
Simmons           1995        N/A         N/A          N/A        N/A        N/A         N/A         N/A
Chief             1994        N/A         N/A          N/A        N/A        N/A         N/A         N/A
Operating
Officer

Joseph C.         1996     $196,154       $0         $9,000        0        40,000
McCarron,         1995     $162,500       $0             $0        0        30,000       $0          $0
Jr.,              1994      $64,822       N/A        $3,750       N/A      650,000       $0          $0
Executive
Vice
President
and
Director(2)

Judson H.         1996      $66,346       $0       $150,000        0        40,000
Simmons           1995           $0       $0       $125,000        0            $0        $0         $0
Executive         1994        N/A         N/A         N/A         N/A         N/A         N/A        N/A
Vice
President
-
Strategic
Planning
and
Corporate
Organizat
ion(3)


(1)  Mr. Eramian was appointed Chief Executive Officer on January 17, 1995.   Mr
     Eramian resigned as President of the Company in March, 1997.

(2)  Mr.  McCarron was appointed President and Chief Executive Officer  in  July
     1994  and  resigned  such offices on January 17, 1995.   He  was  appointed
     Executive Vice President and Chief Financial Officer on January 17, 1995.

(3) Mr. Simmons was appointed Executive Vice President - Strategic Planning and Corporate Organization in July 1995.

(4) The option was terminated as a result of Mr. Gordon Simmons' resignation as Chief Operating Officer of the Company, in December 1996.





OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (FISCAL YEAR END DECEMBER 31, 1996)

                              INDIVIDUAL GRANTS                           POTENTIAL
                                                                       REALIZABLE VALUE
                                                                       ANNUAL RATES OF
                                                                         STOCK PRICE
                                                                       APPRECIATION FOR
                     NUMBER OF  % OF TOTAL                               OPTION TERM
                    SECURITIES  OPTIONS/SARs
                    UNDERLYING   GRANTED    EXERCISE  EXPIRATION        5%         10%
                    OPTION/SARs     TO         OR        DATE
       NAME           GRANTED   EMPLOYEES    BASE
                        (#)      IN FISCAL   PRICE
                                  YEAR(1)   ($/Share)

Robert T. Eramian    40,000(1)     5.3%      $2.20    April 16,2006   $490,506  $1,243,040
Chief Executive     281,348(2)    37.4%       See     April 12,2006      (7)        (8)
Officer              50,000(3)     6.7%     below(2)
and Chairman of
the Board


Joseph L. Rzepka    100,000(4)    13.3%      $1.50    Sept. 9,2006     $94,334    $239,061
Executive Vice                                                           (9)       (10)
President and
Chief Financial
Officer

Gordon Simmons      100,000(5)    13.3%      $6.00     Terminated        N/A        N/A
Chief Operating                                           upon
Officer                                                  leaving
                                                       employment

Joseph C.            40,000(1)     5.3%      $2.20    April 16,2006    $55,343    $140,249
McCarron, Jr.                                                           (11)       (12)
Executive Vice
President

Judson H. Simmons    40,000(1)     5.3%      $2.20    April 16,2006    $55,343    $140,249
Executive Vice                                                          (11)       (12)
President -
Strategic Planning
and Corporate
Organization









(1) Warrant granted on April 16, 1996 based upon the closing bid price of the Company's Common Stock on that date of $4.375 as traded on the NASDAQ SmallCap MarketSM. The Warrant was exercisable at grant.
(2) In satisfaction of obligations owed Etel Corporation, the Company granted Mr. Eramian a total of 281,348 warrants as follows: a warrant for 89,600 shares at $1.00 per share, 7,652 shares at $1.44 per share, 38,880 shares at $1.25 per share, 9,956 shares at $1.41 per share, 18,240 shares at $1.25 per share, 18,112 shares at $2.31 per share, 14,961 shares at $2.41 per share, 25,333 areas at $3.00 per share, 39,000 shares at $3.00 per share, 7,805 shares at $1.28 per share, 6,809 shares at $1.47 per share, 5,000 shares at $3.00 per share. These warrants were granted on April 12, 1996, but the warrants were granted in connection with transactions in completed in fiscal year 1995.
(3) Bonus granted to Mr. Eramian by the Company on April 12, 1996 at $4.00 per share. The warrant was exercisable at grant.
(4) Warrant was granted on September 9, 1996 in connection with Mr. Rzepka's employment agreement and vests over a two year period, based upon closing bid price of the Company's Common Stock on that date of $2.75 as traded on the NASDAQ SmallCap MarketSM.
(5) Warrant was terminated as a result of Mr. Simmons' resignation as Chief Operating Officer of the Company, in December 1996.

(6) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

(7)  Represents an assumed market price per share of Common Stock of $3.39.

(8)  Represents an assumed market price per share of Common Stock of $5.42.

(9)  Represents an assumed market price per share of Common Stock of $2.44.

(10) Represents an assumed market price per share of Common Stock of $3.89.

(11) Represents an assumed market price per share of Common Stock of $3.58.

(12) Represents an assumed market price per share of Common Stock of $5.71.




AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                               Number of Securities           Value
                                              Underlying Unexercised     of Unexercised
                        Shares                     Options/SARs           In-the-Money
        Name           Acquired     Value          at FY-End (#)          Options/SARs
                          on       Realized   Exercisable/Unexercisab    at Fiscal Year
                       Exercise                         le                   End($)
                         (#)                                           Exercisable/Unexerc
                                                                             isable
Robert T. Eramian        -0-         -0-         1,265,827(E)/0(U)     $60,238(1)(E)/$0(U)
Chief Executive
Officer and Chairman
of the Board

Joseph L. Rzepka         -0-         -0-         100,000/(E)/0(U)         $0(E)/$N/A(U)
Executive Vice
President and Chief
Financial Officer

Gordon Simmons           -0-         -0-          N/A/(E)/N/A(U)         $N/A(E)/$N/A(U)
Chief Operating
Officer

Joseph C. McCarron       -0-         -0-          720,000(E)/0(U)      $202,800(2)(E)/$0(U)
Executive Vice
President

Judson H. Simmons        -0-         -0-          40,000/(E)/0(U)         $0(E)/$N/A(U)
Vice President -
Strategic Planning
and Corporate
Organization


(1)  Based upon the closing bid price of the Company's Common Stock ($1.31 per share) on
December  31, 1996 (fiscal year end), as traded on the NASDAQ SmallCap market,  minus the exercise price for the following options/warrants (30,000 shares at $0.35, 89,600 shares  at $1.00 per share, 38,880 shares at $1.25 per share, 18,240 shares at  $1.25 per share, 7,805 shares at $1.28 per share).

(2)  Based upon the closing bid price of the Company's Common Stock ($1.31) on December
31,  1996  (fiscal  year  end), as traded on the NASDAQ SmallCap  market,  minus  the exercise price of $0.35 for an option for 30,000 shares.  In addition based upon  the closing  bid price of the Company's Common Stock ($1.31) on December 31, 1996 (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price of $0.75 for  an  option for 200,000 shares and the exercise price of $1.00 for another option for 200,000 shares.


                  LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                      Number of Shares,        Performance or
                      Units and Other Rights   Other Period Until        Threshold     Target   Maximum
                              (#)              Maturation or Payout       ($ or #)    ($ or #)  ($ or #)


Robert T. Eramian            N/A                      N/A                   N/A          N/A       N/A
Chief Executive
Officer and
Chairman of the
Board

Joseph L. Rzepka             N/A                      N/A                   N/A          N/A       N/A
Executive Vice
President and
Chief Financial
Officer

Gordon Simmons               N/A                      N/A                   N/A          N/A       N/A
Chief Operating
Officer

Joseph C. McCarron           N/A                      N/A                   N/A          N/A       N/A
Executive Vice
President

Judson H. Simmons            N/A                      N/A                   N/A          N/A       N/A
Vice President -
Strategic Planning
and Corporate
Organization



Compensation of Directors

     There is no standard compensation for the Directors of the Company beyond direct reimbursement for expenses incurred in attending board meetings. On April 16, 1996 each director was granted a warrant to purchase 40,000 shares of Common Stock, exercisable at $2.20 per share. Such warrants expire April 16, 2006. Shares of Common Stock had a fair market value of $4.375 on the date the warrants were granted.

Employment  Contracts and Termination, Severance  and  Change-of-
Control Agreements

Robert T. Eramian

     In February, 1996, the Company's Board of Directors approved an employment agreement with Mr. Eramian effective January 1, 1996. The term of the agreement is five (5) years. The employment agreement provides for an annual base salary of $250,000 with such salary increases and incentive compensation as determined by the Company's Board of Directors. The employment agreement also provides for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits.

Joseph C. McCarron, Jr.

     The Company entered into an employment agreement with Mr. McCarron as of October 21, 1994 for a term of three (3) years beginning July 25, 1994. The employment agreement provides for an annual base salary of $150,000, a maximum annual bonus equal to 100% of base salary, at the discretion of the Board of Directors, stock options to purchase 200,000 shares of Common Stock at $.75 per share, which vested upon employment, with a three-year exercise period and stock options to purchase 200,000 shares of Common Stock at $1.00 per share with a vesting period of one year and a three-year exercise period. The employment agreement also provides for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits. During 1995, the Board of Directors approved the increase of the annual base salary of Mr. McCarron to $200,000.

Reginald D. Strickland

     The Company entered into an employment agreement with Mr. Strickland as of January 1, 1997 for a term of three (3) years beginning January 1, 1997. The employment agreement provides for a $15,000 signing bonus, and an annual base salary of $185,000, nonqualified stock warrants to purchase 330,000 shares of Common Stock at $1.50 per share with a nine year exercise period which vest over a two year period. The employment agreement also provides for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits.



Joseph L. Rzepka

     The Company entered into an employment agreement with Mr. Rzepka as of September 9, 1996 for a term of five (5) years beginning September 9, 1996. The employment agreement provides for an annual base salary of $175,000, a warrant to purchase 100,000 shares of Common Stock at $1.50 per share with a ten year exercise period which vest over a two year period. The employment agreement also provides for health and life insurance benefits, reimbursement of travel expenses, an automobile allowance of $750 per month.

Judson H. Simmons

     The Company entered into an employment agreement with Mr. Simmons as of January 1, 1997 for a term of five (5) years beginning January 1, 1997. The employment agreement provides for an annual base salary of $225,000, a warrant to purchase 360,000 shares of Common Stock at $1.50 per share with a ten year exercise period which vests over a two year period. The employment agreement also provides for health and life insurance benefits, reimbursement of travel expenses and an automobile allowance of $750 per month.

     There are no family relationships among any Directors or executive officers of the Company.

Compensation Committee Interlocks and Insider Participation

     Mr. Eramian served on the Compensation Committee for the past fiscal year. Although Mr. Eramian, the Company's Chief Executive Officer and President, served on the Company's Compensation Committee, he did not participate in any recommendation or decision regarding his own compensation as an executive officer. The Company's Board of Directors as a whole determines the method by which the Company's executive compensation is determined based upon recommendations of the Compensation Committee.


ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

     The following table sets forth information as of March 31, 1997 with respect to the securities holdings of all persons which the Company, by virtue of filings with the Securities and Exchange Commission or otherwise, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock or securities convertible into Common Stock as of March 31, 1997, based upon a total of 16,134,852. Also set forth in the table is the beneficial ownership of all of the Company's outstanding Common Stock as of such date by directors, executive officers and all directors and executive officers of the Company as a group.

                                 Number of Shares
Name of Beneficial Owner           Beneficially
                                     Owned(1)           Percent

Robert T. Eramian(2)                1,880,306             11.7%

Reginald D. Strickland(3)             330,000              2.0%

Joseph L. Rzepka(4)                   103,000              0.6%

Joseph C. McCarron, Jr.(5)            720,000              4.5%

Judson H. Simmons(6)                  405,000              2.5%

Robert A. Kasirer(7)                1,070,000              6.6%

John D. Higgins(8)                    365,775              2.3%

All executive officers
and directors
as a group (7 persons)              4,874,081             30.2%
__________________


     (1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons indicated. Ownership does not include options, or portions of options, to purchase shares which are not currently exercisable, or exercisable within sixty days.

     (2) Includes 1,228,958 shares owned by James and Ellen Foulke ("Foulke"), Bentley-Midas Group, Ltd. ("Bentley") and Family Investment Association, L.P. ("Family") that Mr. Eramian has the power to vote pursuant to irrevocable proxies granted to him by Foulke, Bentley and Family, 250,000 shares of Common Stock purchasable by Etel Corporation, a corporation controlled by Mr. Eramian, under a Warrant granted by the Company, 70,000 shares of Common Stock purchasable under Warrants granted to Mr. Eramian by the Company, 281,348 shares of Common Stock purchasable under warrants granted to Mr. Eramian by the Company and 50,000 shares of Common Stock purchasable under a warrant granted to Mr. Eramian by the Company. See "OPTION AND PROXY AGREEMENTS." See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     (3)  Includes  a  warrant  for  330,000 shares  of  Common  Stock
          granted   to  Mr.  Strickland  pursuant  to  his  employment
          agreement with the Company.

     (4) Includes 3,000 shares of Common Stock purchased by Mr. Rzepka in an open market transaction and a warrant for 100,000 shares of Common Stock granted to Mr. Rzepka by the Company pursuant to his employment agreement.

(5) Includes 400,000 shares of Common Stock purchasable under an option granted to Mr. McCarron pursuant to his employment agreement, 250,000 shares of Common Stock purchasable under a  warrant  granted  to Mr. McCarron by the  Company  and  70,000 shares of Common Stock purchasable under warrants granted to Mr. McCarron by the Company. See "OPTION AND PROXY AGREEMENTS." See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(6)  Includes   5,000   shares   of   the   Company's   Common   Stock
     purchased by Mr. Simmons in an open market transaction prior to becoming an officer of the Company. Also includes a warrant for 40,000 shares of Common Stock granted to Mr. Simmons by the Company and a warrant for 360,000 granted to Mr. Simmons by the Company in 1997.

(7) Includes 1,000,000 shares of Common Stock held of record by Health Care Holdings, Ltd., a limited partnership of which Mr. Kasirer is a General Partner and 70,000 shares of Common Stock purchasable under a warrant granted to Mr. Kasirer by the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(8)  Includes  the  following:  (i)  54,488  shares  held  of  record;
     (ii) 7,500 shares of Common Stock purchasable under a warrant granted by the Company to Royce Investment Group,
     Ltd. ("Royce") and transferred to Mr. Higgins; (iii) 15,948 shares of Common Stock purchasable under a warrant granted by the Company to Mr. Higgins as to a debt conversion; (iv) 95,000 shares of Common Stock purchasable under a warrant granted by the Company to Royce; (v) an option to purchase 152,839 shares of Common Stock granted to Royce by shareholders of the Company and transferred to Mr. Higgins by Royce; and (vi) 40,000 shares of Common Stock purchasable under a Warrant granted by the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Option and Proxy Agreements

     In July 1994, Family Investment Associates L.P. ("Family"), James M. Foulke and Ellen Foulke ("Foulke") and Bentley-Midas Group, Ltd. ("Bentley") each of whom was a principal stockholder of the Company (collectively, the "Issuing Parties") entered into a series of agreements granting options to purchase shares of Common Stock owned by them to Etel, Royce and Joseph C. McCarron, Jr. and giving irrevocable proxies to vote those shares of Common Stock to Mr. Eramian. The options are to purchase shares of Common Stock from Family, Foulke and Bentley, not for the purchase of shares of Common Stock from the Company.

     Royce  has  exercised  a  portion of the option  and  transferred a portion of the option granted to it and Etel by the Issuing Parties. Etel has not exercised the option granted to it by the Issuing Parties. Either Royce or Etel may separately exercise all of its respective portion of this option. The term of the option is thirty-three months from July 25, 1994. Pursuant to the terms of this option, the exercise price ranges from $4.00 per share during the first fifteen months to $8.00 per share after the twenty-seventh month. The aforementioned shares (1,228,958)
are subject to a thirty-three month irrevocable proxy granted to Mr. Eramian, which terminates on April 25, 1997.
     The Issuing Parties also granted to Etel another option to purchase 297,000 shares of the Company's Common Stock. The option expired on July 25, 1996.

     The Issuing Parties also granted to Mr. McCarron an option to purchase 196,125 shares of the Company's Common Stock. The option expired on July 25, 1996.




ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1996, the Company's Board of Directors approved an employment agreement with Mr. Eramian, granted warrants to purchase shares of the Company's Common Stock to Mr. Eramian in satisfaction of amounts due to Etel under the Etel Agreement and terminated those parts of the Etel Agreement that had not been terminated earlier. The warrants granted to Mr. Eramian were for an aggregate of 281,348 shares of the Company's Common Stock, are exercisable for a term of ten years at exercise prices ranging from $1.00 per share to $3.00 per share.

     At December 31, 1996, net loans due to the Company from Robert Kasirer, a Director of the Company amounted to $239,760.


                            PART IV

ITEM 14. EXHIBITS AND REPORTS OR FORM 8-K

         (a) The following documents are filed as part of this report:

              1. The consolidated financial statements filed as part of this report are listed under the caption "Index to Financial Statements", appearing elsewhere in this report.

              2.   The   consolidated  financial  schedules   of   the
                   Company are filed as part of that report.
                   Schedules:

                        Schedule   II   -  Valuation  and   Qualifying
                        Accounts

              3.   The following exhibits are filed herein:


     Exhibit No.                           Description

     10.1(1)            Form of Convertible Subordinated Debenture.

     10.2(2)            Agreement and Plan of Merger dated May 31,
                        1996   by   and   between  Oasis Healthcare,
                        Inc.,   OHI   Acquisition Corporation   and
                        Iatros   Health   Network, Inc.

     10.3               Management   Agreement   dated as  of  July
                        1,  1996 by and  between  Iatros Health
                        Network,   Inc.  and   Villa   Crest, Inc.,
                        VCP  Realty  Limited  Partnership   and
                        Heartland Healthcare Corporation.

     10.4               Management   Agreement   dated as  of  July
                        1,  1996 by and  between  Iatros Health
                        Network,  Inc.,  Epsom  Manor,   Inc.,Epsom
                        Manor   RCLC,   Inc.,   Epsom   Health Limited
                        Partnership  and Heartland Healthcare
                        Corporation.

     10.5               Management   Agreement   dated as  of  July
                        1,  1996 by and  between  Iatros Health
                        Network,    Inc.,    Maple    Leaf HealthCare,
                        Inc.,   Maple    Leaf    Health Limited
                        Partnership     and     Heartland Healthcare
                        Corporation.

     22.0               Subsidiaries of Registrant.

     23.0               Consent    of    Asher     &   Company,
                        Ltd.,    independent    certified   public
                        accountants  for  the   Company   for  1996,
                        1995 and 1994.

(1) Incorporated by reference from Form 8-K dated January 29, 1996 (Date of Report-January 26, 1996)
(2) Incorporated by reference from Form 8-K dated June 3, 1996 (Date of Report-May 31, 1996)

     (b) During the quarter ended December 31, 1996, the Company filed the following reports on Form 8-K:

         1.   Report   dated  October  9,  1996-  Item  5   (Date   of
              Report-September 24, 1996)
         2.   Report   dated  October  17,  1996-Item   5   (Date   of
              Report-September 27, 1996)




          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                       Page
Report of Independent Certified Public Accountants
                                                        F-2

Consolidated Balance Sheets                             F-3

Consolidated Statements of Operations                   F-5

Consolidated Statements of Changes in Stockholders'
 Equity                                                 F-7

Consolidated Statements of Cash Flows                  F-11

Notes to Consolidated Financial Statements             F-13

Report of Independent Certified Public Accountants on
 Financial Statement Schedule                          F-35

Schedule II - Valuation and Qualifying Accounts        F-36





                         SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-K, and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 1997.

     IATROS HEALTH NETWORK, INC.




     By: /s/ Robert T. Eramian
         Robert T. Eramian,
         President and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                      DATE


/s/ Robert T. Eramian                                       4/15/97
Robert T. Eramian            Chief Executive Officer
                             and Director

/s/ Reginald D. Strickland
Reginald D. Strickland       President and Chief            4/15/97
                             Operating Officer

/s/ Joseph L. Rzepka
Joseph L. Rzepka             Chief Financial
                             Officer                        4/15/97


/s/ Joseph C. McCarron, Jr.                                 4/15/97
Joseph C. McCarron, Jr.      Executive Vice President
                             and Director

/s/ John D. Higgins                                         4/15/97
John D. Higgins              Director




/s/ Judson H. Simmons                                       4/15/97
Judson H. Simmons            Executive Vice President -
                             Strategic Planning and
                             Corporate Organization




             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                           Page

Report of Independent Certified Public Accountants          F-2

Consolidated Balance Sheets                                 F-3

Consolidated Statements of Operations                       F-5

Consolidated Statements of Changes in Stockholders'
 Equity                                                     F-7

Consolidated Statements of Cash Flows                       F-11

Notes to Consolidated Financial Statements                  F-13

Report of Independent Certified Public Accountants on
 Financial Statement Schedule....                           F-35

Schedule II - Valuation and Qualifying Accounts             F-36






          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Iatros Health Network, Inc. and Subsidiaries
Atlanta, Georgia

         We  have  audited  the  accompanying  consolidated  balance  sheets  of
Iatros   Health  Network,  Inc.  and  Subsidiaries  as  of  December  31,   1996
and 1995 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iatros Health Network, Inc. and Subsidiaries as of December
31,  1996  and  1995  and  the  results  of  their  operations  and  their  cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                 ASHER & COMPANY, Ltd.


Philadelphia, Pennsylvania
April 2, 1997

                IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995



                                   ASSETS



                                                      1996           1995

CURRENT ASSETS
  Cash and cash equivalents                       $ 1,134,125    $   682,505
  Accounts receivable, net                          5,888,205      4,237,452
  Note receivable                                     200,000      1,000,000
  Inventory                                           453,119        460,344
  Prepaid expenses and other current assets         1,940,114      1,579,186
  Deferred tax asset, net                           2,700,000      1,520,000
                                                  -----------    -----------
      Total current assets                         12,315,563      9,479,487

PROPERTY AND EQUIPMENT, net                         1,249,763        965,289

OTHER ASSETS
  Cash and cash equivalents, restricted                  -           375,000
  Deposits                                          1,208,849        368,762
  Contract rights, net of accumulated
   amortization of $187,234 and $7,995
   in 1996 and 1995, respectively                   1,346,052        631,710
  Excess of cost over net assets acquired,
   net of accumulated amortization of
   $372,128 and $310,582 in 1996 and 1995,
   respectively                                     3,885,767      8,418,078
   Notes receivable                                 4,423,324      2,535,295
  Organization costs, net of accumulated
   amortization of $35,793 and $112,396
   1996 and 1995, respectively                        221,843      1,002,301
  Loans receivable and other assets                 3,344,070        250,526
                                                  -----------    -----------
                                                   14,429,905     13,581,672
                                                  -----------    -----------
      Total Assets                                $27,995,231    $24,026,448
                                                  ===========    ===========





                                - Continued -

                IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)
                         DECEMBER 31, 1996 AND 1995



                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      1996           1995

CURRENT LIABILITIES
  Notes payable, banks                            $   792,663    $   879,811
  Current portion of long-term debt                   374,881      1,052,017
  Current portion of capital lease obligations        230,761        127,001
  Accounts payable                                  2,690,260      1,188,650
  Accrued payroll and related liabilities             685,505        353,017
  Accrued expenses and other current liabilities      854,522      1,857,661
  Preferred stock dividends payable                   390,000        230,000
  Net current liabilities of discontinued
   operations                                         500,000        500,000
                                                  -----------    -----------
     Total current liabilities                      6,518,592      6,188,157

LONG-TERM DEBT                                        328,138        545,041

SUBORDINATED CONVERTIBLE DEBENTURES                   600,000           -

CAPITAL LEASE OBLIGATIONS                             232,721        209,329
                                                  -----------    -----------
                                                    7,679,451      6,942,527

COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized;
    Series A, 533,333 shares issued and
     outstanding                                          533            533
    Series B, 100,000 shares issued and
     outstanding                                          100            100
  Common Stock, $.001 par value,
    25,000,000 shares authorized;
    15,931,500 and 11,351,745 issued
    and outstanding in 1996 and 1995,
     respectively                                      15,931         11,351
  Additional Paid-In Capital                       34,142,970     20,441,130
  Accumulated Deficit                             (13,843,754)    (3,369,193)
                                                  -----------    -----------
                                                   20,315,780     17,083,921
                                                  -----------    -----------
      Total Liabilities and Stockholders'
       Equity                                     $27,995,231    $24,026,448
                                                  ===========    ===========




               The accompanying notes are an integral part of
                  these consolidated financial statements.

                IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                        1996                1995                1994
Revenue
  Ancillary services                $ 9,759,337         $ 6,763,472         $ 2,331,786
  Management services                 9,920,758           4,343,684             534,307
  Development services                2,426,720           5,521,108                -
                                    -----------         -----------         -----------
                                     22,106,815          16,628,264           2,866,093

Operating expenses
  Ancillary services                  8,966,378           6,417,471           2,090,436
  Management services                12,097,877           3,560,932                -
  General and administrative          4,653,758           2,897,482           1,846,722
                                    -----------         -----------         -----------
                                     25,718,013          12,875,885           3,937,158
                                    -----------         -----------         -----------

Income(loss) from continuing
 operations before other income
 (expense), income tax benefit and
 discontinued operations             (3,611,198)          3,752,379          (1,071,065)

Other income(expense)
  Interest income                       550,416              63,816              15,863
  Interest expense                     (699,895)           (254,574)            (38,737)
  Depreciation and amortization      (1,234,018)           (576,433)            (78,096)
  Write-down of intangible assets    (6,697,974)               -                   -
  Other income                          198,108                -                254,684
                                    -----------         -----------         -----------
                                     (7,883,363)           (767,191)            153,714
                                    -----------         -----------         -----------

Income(loss) from continuing
 operations before income
 tax benefit and discontinued
 operations                         (11,494,561)          2,985,188            (917,351)

Income tax benefit, net               1,180,000             670,000             526,036
                                    -----------         -----------         -----------

Income(loss) from continuing
 operations before
 discontinued operations            (10,314,561)          3,655,188            (391,315)

Discontinued operations
  Loss from operations                     -                   -               (511,186)
  Loss on disposal                         -                   -               (294,108)
                                    -----------         -----------         -----------
                                           -                   -               (805,294)
                                    -----------         -----------         -----------

Net Income(loss)                   $(10,314,561)       $  3,655,188        $ (1,196,609)
                                    ===========        ============         ===========



                                - Continued -

                 IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        1996                1995                1994
Primary earnings(loss) per
 common share:
  Earnings(loss) per common
   and common equivalent share:
    Continuing operations           $      (.74)        $       .29         $      (.06)
    Discontinued operations               -                    -                   (.13)
                                    -----------         -----------         -----------
     Net Income(loss)               $      (.74)        $       .29         $      (.19)
                                    ===========         ===========         ===========
Weighted average number
 of shares of common stock
 and equivalents outstanding         13,946,359          12,054,741           6,281,584
                                    ===========         ===========         ===========


Fully diluted earnings per
 common share:
  Earnings per common
   and common equivalent share      $     -             $       .28         $       -
                                    -----------         -----------

     Net Income                     $     -             $       .28         $       -
                                    ===========         ===========         ===========

Weighted average number
 of shares of common stock
 and equivalents outstanding              -              13,248,133                 -
                                    ===========         ===========         ===========









              The accompanying notes are an integral part of
                  these consolidated financial statements.

                                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         Preferred Stock              Common Stock         Additional
                                                                                            Paid-In      Accumulated
                                       Shares       Amount       Shares          Amount     Capital        Deficit        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 1994                 -             -        5,678,000       $ 5,678    $5,292,634   $(5,597,772)    $(299,460)

Issuance of Common Stock on
 July 25,1994 in connection
 with an unregistered
 sale of securities                      -             -        2,000,000         2,000     1,498,000          -        1,500,000

Issuance of Series A Preferred
 Stock on July 25, 1994 in
 connection  with an unregistered
 sale of securities                   533,333        $  533          -             -        1,999,467          -        2,000,000

Issuance of Series B Preferred
 Stock in exchange for common
 stock on July  25, 1994 in
 connection with an unregistered
 sale of securities                   300,000           300      (666,667)         (667)          367          -             -

Costs of Issuance incurred on
 July 25, 1994 in connection
 with an unregistered sale
 of securities                           -             -             -             -         (575,000)         -         (575,000)

Related party loan outstanding
 on July  25, 1994 and contributed
 to capital                              -             -             -             -          250,000          -          250,000

Issuance of Common Stock on
 September 30, 1994 in
 connection with an unregistered
 sale of securities                      -             -          100,000           100       224,900          -          225,000

Issuance of Common Stock on
 December 28,1994 in connection
 with a leased property transaction      -             -          158,333           158       349,842          -          350,000

Issuance of Common Stock on
 December 31, 1994 in connection
 with obtaining a property
 purchase commitment                     -             -          166,667           167       371,708          -          371,875

Series A Preferred Stock
 dividends declared                      -             -             -             -             -          (70,000)      (70,000)

Net loss                                 -             -             -             -             -       (1,196,609)   (1,196,609)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1994            833,333           833     7,436,333         7,436     9,411,918    (6,864,381)    2,555,806



                                                                - Continued -

                                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         Preferred Stock              Common Stock         Additional
                                                                                            Paid-In      Accumulated
                                       Shares       Amount       Shares          Amount     Capital        Deficit        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Issuance of Common Stock on
 January 23,1995 in connection
 with an unregistered sale
 of securities                           -             -        1,000,000       $ 1,000    $1,750,250          -       $1,751,250

Issuance of Common Stock on
 April 12, 1995 in connection
 with an unregistered sale
 of securities                           -             -           14,060            14        99,986          -          100,000

Issuance of Common Stock on
 June 30,1995 in connection
 with the termination of a
 lease and assignment of a
 purchase option                         -             -           30,489            30       149,969          -          149,999

Issuance of Common Stock on
 August 29,1995 in connection
 with an unregistered sale
 of securities                           -             -          170,000           170     1,019,830          -        1,020,000

Issuance of Common Stock on
 August 31,1995 in connection
 with an unregistered sale
 of securities                           -             -          100,000           100       224,900          -          225,000

Issuance of Common Stock on
 September 28,1995 in connection
 with conversion of debt                 -             -          189,941           190       664,605          -          664,795

Issuance of Common Stock on
 September 28,1995 in connection
 with an unregistered sale
 of securities                           -             -          400,000           400     1,399,600          -        1,400,000

Issuance of Common Stock on
 September 29,1995 in connection
 with an unregistered sale
 of securities                           -             -          316,667           317     1,899,683          -        1,900,000

Costs of issuance incurred
 during 1995, in connection
 with unregistered sales
 of securities                           -             -             -              -        (542,270)         -         (542,270)



                                                           - Continued -

                                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         Preferred Stock              Common Stock         Additional
                                                                                            Paid-In      Accumulated
                                       Shares       Amount       Shares          Amount     Capital        Deficit        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Redemption of Series B
 Preferred  Stock on
 November 30, 1995                   (200,000)        $(200)         -              -            -             -            $(200)

Issuance of Common Stock on
 December 29,1995 in connection
 with exercise of warrants held
 by a Company Director                   -             -           30,000   $        30   $    86,220          -           86,250

Issuance of Common Stock during
 1995 in connection with exercise
 of public warrants                      -             -        1,664,255         1,664     3,842,439          -        3,844,103

Compensation incurred during 1995, in
 connection with an unregistered
 sale of  securities                     -             -             -             -          419,000          -          419,000

Director compensation incurred during
 1995, in connection with an unregistered
 sale of securities                      -             -             -             -           15,000          -           15,000

Series A Preferred Stock dividends
 declared                                -             -             -             -             -        $(160,000)     (160,000)

Net Income                               -             -             -             -             -        3,655,188     3,655,188
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1995            633,333           633    11,351,745        11,351    20,441,130    (3,369,193)   17,083,921


Issuance of Common Stock during
 1996 in connection with the conversion
 of a registered sale of
 convertible debt securities             -             -        3,815,020         3,815    12,707,394           -      12,711,209

Costs of Issuance incurred on
 January 26, 1996 in connection
 with a registered sale of
 convertible debt securities             -              -            -             -         (683,466)          -        (683,466)

Issuance of Common Stock during
 1996 in connection with exercise
 of public warrants                      -              -          92,572            93       267,522           -         267,615






                                                           - Continued -

                                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         Preferred Stock              Common Stock         Additional
                                                                                            Paid-In      Accumulated
                                       Shares       Amount       Shares          Amount     Capital        Deficit        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Issuance of Common Stock during
 1996 in connection with the exercise
 of warrants and options                 -             -          619,325    $      619   $ 1,147,393          -      $ 1,148,012

Issuance of Common Stock on
 April 1,1996 in connection
 with an unregistered sale
 of securities                           -             -           52,838            53       214,997          -          215,050

Compensation incurred during 1996, in
 connection with an unregistered
 sale of securities                      -             -             -             -           18,000          -           18,000

Director compensation incurred during
 1996, in connection with an unregistered
 sale of securities                      -             -             -             -           30,000          -           30,000

Series A Preferred Stock dividends
 declared                                -             -             -             -             -        $(160,000)     (160,000)

Net Loss                                 -             -             -             -             -      (10,314,561)  (10,314,561)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996            633,333      $    633    15,931,500    $   15,931   $34,142,970  $(13,843,754)  $20,315,780
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========











                                            The accompanying notes are an integral part of
                                              these consolidated financial statements.

                IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        1996                1995                1994

OPERATING ACTIVITIES
  Net income(loss)                 $(10,314,561)       $  3,655,188        $ (1,196,609)
  Adjustments to reconcile
   net income(loss) to net cash
   utilized by operating activities:
    Loss from discontinued operations      -                   -                511,186
    Loss on disposal of
    discontinued operations                -                   -                294,108
    Net cash utilized by
     discontinued operations               -               (681,544)           (315,063)
    Depreciation and amortization     1,234,018             576,433             130,425
    Provision for doubtful
     accounts receivable              2,036,003              79,217              34,332
    Write-off of uncollectible
     notes and loans receivable       1,200,000                -                   -
    Write-down of intangible assets   6,697,974                -                   -
    Loss on disposal of property
     and equipment                       12,217                -                   -
    Common stock issued for
     services rendered                   48,000              99,750                -
    Third party settlements                -                   -               (129,684)
    Deferred taxes                   (1,180,000)           (870,000)           (526,036)
    Changes in:
       Accounts receivable           (3,686,755)         (2,794,121)           (852,308)
       Notes and loans receivable    (2,820,369)         (2,175,000)               -
       Inventory                          7,225            (216,257)            (45,162)
       Prepaid expenses and other      (360,928)         (1,302,379)             10,628
       Accounts payable               1,501,608             463,850             (71,888)
       Accrued expenses and other       (59,458)            766,181             397,886
                                    -----------         -----------         -----------
    Net cash utilized by
     operating activities            (5,685,026)         (2,398,682)         (1,758,185)

INVESTING ACTIVITIES
  Purchase of property
   and equipment                      (305,497)            (147,319)           (120,971)
  Acquisition of businesses           (215,050)          (2,074,219)               -
  Acquisition of contract rights    (2,364,478)            (639,705)               -
  Proceeds from sale of
   property and equipment                 -                    -                140,000
  Loans to third parties            (3,185,541)            (710,295)               -
  Repayment of loans to
   third parties                       445,555                 -                   -
  Deposits, net                     (1,110,000)             (73,636)              5,580

Restricted cash and cash
   equivalents                         375,000              (25,000)           (350,000)
  Organization costs                   (42,067)            (597,106)           (111,403)

  Net cash utilized by
   investing activities             (6,402,078)          (4,267,280)           (436,794)


                             - Continued -

             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        1996                1995                1994



FINANCING ACTIVITIES
  Net proceeds from issuance
   of capital stock and other
   capital contributions           $  1,415,627        $  5,087,332         $ 3,400,000
  Proceeds from issuance
   of convertible debentures         12,900,000                -                   -
  Fees paid on issuance of
   convertible debentures              (876,331)                -                  -
   Short term borrowings, net           (87,148)          1,342,761                -
   Payments  of long-term debt         (242,258)           (606,586)           (162,306)
  Stockholders' loan borrowings
    (payments),  net                   (686,664)            761,759
(201,775)
  Redemption of Preferred Stock           -                    (200)               -
  Payments of capital lease
   obligations                         (154,413)            (67,626)            (15,832)
  Security deposits, net                269,911             (16,376)               -
                                    -----------         -----------         -----------

  Net cash provided by
   financing activities              12,538,724           6,501,064           3,020,087
                                    -----------         -----------         -----------

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS             451,620            (164,898)            825,108

Cash and cash equivalents,
  beginning of year                     682,505             847,403              22,295
                                    -----------         -----------         -----------

Cash and cash equivalents,
 end of year                        $ 1,134,125         $   682,505          $  847,403
                                    ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  The Company paid $720,552, $177,398 and $331,526 in cash for interest during 1996, 1995 and 1994, respectively.





            The accompanying notes are an integral part of
               these consolidated financial statements.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     A summary of the Company's significant accounting policies con-sistently applied in the preparation of the accompanying con-solidated financial statements is as follows:

          Business

          Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal markets include the metropolitan areas of Philadelphia, Pennsylvania; Baltimore, Maryland; and, New England.

          Principles of consolidation

          The consolidated financial statements include the accounts of Iatros Health Network, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

          Cash and cash equivalents

          The Company considers all highly liquid debt instruments pur chased with an original maturity of three months or less to be cash equivalents.

          The Company maintains cash accounts which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

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

          The Company's credit risk with respect to accounts receivable is concentrated in services related to the healthcare industry, which is highly influenced by governmental regulations. This concentration of credit risk is limited due to the number and types of entities comprising the Company's customer base and their geographic distribution. The Company routinely monitors its exposure to credit losses and maintains an allowance for doubtful accounts.

          The allowance for doubtful accounts is maintained at a level determined to be adequate by management to provide for potential losses based upon an evaluation of the accounts receivable. This evaluation considers such factors as the age of receivables, the contract terms and the nature of the contracted services.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

          Revenue and accounts receivable (Continued)

          Certain ancillary revenues are recorded based on standard charges applicable to patients. Under Medicare, Medicaid and other cost-based reimbursement programs, the provider is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenues.

          Inventory

          Inventory is principally comprised of pharmaceutical and medical supplies and is valued at the lower of cost (first-in, first-out method) or market.

          Property and equipment

          Property  and  equipment is stated  at  cost.   The  cost  of
          property  and  equipment is depreciated  over  the  estimated useful lives of the respective assets using primarily the straight-line method. Property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

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


          Intangible assets

          The Company evaluates the carrying value of its long-lived assets and identifiable intangibles including, contract rights, excess of cost over net assets acquired and organization costs when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

          Intangible assets (Continued)

               Contract rights

               Contract rights represent the value assigned to management contracts obtained by the Company. Management contracts provide for a management fee in exchange for management, marketing and development services provided to the facilities. Contract rights are being amortized over the term of the related contracts which range from 5 to 10 years.

               Excess of cost over net assets acquired

               The excess of cost over net assets acquired relates to the acquisition of the Company's operating subsidiaries. The excess of cost over net assets acquired is being amortized over the lives of 15 to 20 years.

               Organization costs

               Organization costs incurred in connection with the acquisition or formation of new business activities for the Company are being amortized using the straight-line method over five years.

          Income taxes

          The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

          Earnings per share

          Both primary and fully diluted earnings per share of common stock and common stock equivalents are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in each period. For 1996 and 1994, fully diluted loss per share amounts are not computed because they are antidilutive.

          In 1995, Common Stock equivalents include additional shares assuming the exercise of stock options and warrants and Convertible Series A Preferred Stock when their effect is dilutive. The inclusion of additional shares for conversion of Preferred Series A Stock, in primary earnings per share calculations, would have been antidilutive for 1995.

          Net earnings used in the computation of primary earnings per share for 1995 are reduced by Preferred Stock dividend requirements.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

          Earnings per share (Continued)


          The weighted average number of shares of Common Stock and Common Stock equivalents was determined as follows:

                                             1996        1995        1994

          Primary earnings per share:
            Weighted average common
              shares outstanding          13,946,359   9,002,561   6,281,584

            Weighted average Common Stock
              equivalents assuming the
              exercise of outstanding
              warrants  and options             -      3,052,180        -
                                          ----------  ----------  ----------

                                          13,946,359  12,054,741   6,281,584
                                          ==========  ==========  ==========

          Fully diluted earnings per share:
            Weighted average common
              shares  outstanding               -      9,002,561        -

          Weighted average Common Stock
            equivalents assuming the
            exercise of outstanding
              warrants, options and
              conversion of convertible
              Series A Preferred Stock          -      4,245,572        -
                                          ----------  ----------  ----------

                                                -     13,248,133        -
                                          ==========  ==========  ==========


          During 1996, the Company issued Common Stock in connection with the conversion of its 10% Subordinated Convertible Debentures and with the exercise of its Redeemable Common Stock Purchase Warrants. In addition, all of the outstanding 10% Subordinated Convertible Debentures as of December 31, 1996 have subsequently been converted. Had all exercises and conversions occurred on January 1, 1996, the reported primary loss per common share would have been antidilutive.

          During 1995, the Company issued Common Stock in connection with the exercise of its Redeemable Common Stock Purchase Warrants and the conversion of convertible debt during the year. In addition, all of the outstanding Redeemable Common Stock Purchase Warrants as of December 31, 1995 were exercised in 1996. Had all exercises and conversions occurred on January 1, 1995, the reported primary earnings per common and common equivalent share would have decreased $0.02 to $0.27.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

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

          Reclassifications

          Certain amounts have been reclassified in 1995 and 1994 to conform with the 1996 presentation.


NOTE 2:  SIGNIFICANT CAPITAL STOCK TRANSACTIONS

     During  1996 and 1995, the Company completed a number  of  Capital
     Stock   transactions.   Significant  transactions   included   the
     following:

          In January 1996, the Company completed the sale of $12,900,000 of its 10% Subordinated Convertible Debentures. The Debentures pay interest in quarterly installments at the rate of 10% per annum. The Debentures are convertible into shares of the Company's Common Stock, with the conversion rate determined by a formula based upon the share price of the Company's Common Stock. Costs associated with the issuance of the Debentures totaled $876,331. Through December 31, 1996, $12,300,000 were converted into a total of 3,815,020 shares of Common Stock.

          On May 31, 1996, Oasis HealthCare, Inc., a long-term care management company located in Chestnut Hill, Massachusetts was merged into the Company's wholly owned subsidiary, OHI Acquisition Corporation. The shareholders of Oasis HealthCare, Inc. received a total of 52,828 shares of Common Stock and $215,050 in cash in exchange for their shares in Oasis HealthCare, Inc. In addition, an amount will be paid to the former shareholders of Oasis HealthCare, Inc. within thirty days of the execution of agreements with respect to any of twelve management contract opportunities specifically identified in the Merger Agreement. Each amount (half of which will be payable in cash and half in Common Stock) will be determined based upon a percentage of the value of each such agreement, the aggregate of which will not exceed
          $1,500,000. As part of the transaction OHI Acquisition Corporation entered into a five year employment agreement with the former president of Oasis HealthCare, Inc. The name of the subsidiary has been changed to OHI Corporation.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 2:  SIGNIFICANT CAPITAL STOCK TRANSACTIONS (Continued)

          In January 1995, the Company, through a newly-created subsidiary, Iatros Respiratory Corporation ("IRC"), merged with King Care Respiratory Services, Inc. ("King Care"), with IRC being the surviving entity. King Care, located in Los Angeles, California, manages and provides respiratory therapy services to skilled long-term care facility patients and managed out-patient respiratory therapy programs for acute care hospitals. All of the outstanding shares of King Care were converted into the right to receive 1,000,000 shares of the Company's Common Stock and the right to receive a deferred payment of up to $480,000, plus simple interest on such payment of nine percent (9%) payable in January 2000. The 1,000,000 shares of Common Stock issued by the Company in connection with this transaction were valued at $1,751,250. In 1996, the intangible assets related to this transaction were reviewed for impairment.(See Note 17)

          In April 1995, the Company through its newly-created subsidiary, Iatros Therapy Corporation, acquired the business operations and assets of Physical Therapy and Restorative Care Associates, P.C. and Therapyworks, P.C., a rehabilitation agency and out-patient clinic which provides physical, occupational and speech therapy services in Philadelphia, Pennsylvania. The purchase price of the acquisition totaled $550,000.

          In August 1995, the Company, through a newly-created subsidiary, Greenbrier Healthcare Services, Inc. ("Greenbrier") merged with Greenbrier Health Care Management, Inc., with Greenbrier being the surviving entity. Greenbrier serves as the manager of several health care facilities located in Maryland. At the effective date of the merger, the outstanding shares of the Common Stock of Greenbrier Health Care Management, Inc. were converted into the right to receive: (i) 170,000 shares of Common Stock of the Company,
          (ii) $574,219, and (iii) payments of $100,000 within 30 days after the execution of each of five anticipated management contracts. The 170,000 shares issued by the Company in connection with this transaction were valued at $1,020,000. In 1996, the intangible assets related to this transaction were reviewed for impairment.(See Note 17)

          In September 1995, New Health Management Systems, Inc., a Pennsylvania corporation ("New Health") was merged into NHMS Acquisition Corp. ("NHMS"), a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger"). At the effective date of the merger, the outstanding shares of New Health were converted into the right to receive (i) 316,667 shares of Common Stock of the Company and (ii) $1,900,000, in cash and (iii) short-term notes payable totaling $500,000. The 316,667 shares issued by the Company were valued at $1,900,000. In 1996, the intangible assets related to this transaction were reviewed for impairment.(See Note 17)

          In November 1995, the Company expended $1,350,000 in connection with acquiring the contract rights to three nursing facilities representing approximately 400 beds located in the Massachusetts market area. Of the amount expended, $710,295 was provided as a long term loan to the corporate owner of the facilities while $639,705 was attributable to acquiring contract rights to the facilities. The contract rights to these facilities secured by the Company included a five year contract commencing on November 1, 1995. The costs associated with acquiring these contract rights are being amortized over the contract term.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 3:  CASH AND CASH EQUIVALENTS

     At December 31, 1996, cash and cash equivalents totals $1,134,125 and includes a certificate of deposit held by a financial institution in the amount of approximately $520,000. This certificate was redeemed in March 1997 and was utilized to satisfy an outstanding credit obligation totaling $516,000 which is included in notes payable, banks, at December 31, 1996.

     Cash and cash equivalents at December 31, 1995 totaled $1,057,505 and was comprised of unrestricted amounts of $682,505 and restricted amounts of $375,000. Restricted cash of $275,000 represented funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement, which was satisfied in the fourth quarter of 1996. The balance of restricted funds totaling $100,000 related to escrowed funds associated with contractual obligations involving the Company's development activities which were satisfied in 1996.

     At December 31, 1995, cash and cash equivalents included two certificates of deposit held by separate financial institutions in amounts aggregating approximately $707,000. These certificates matured in March 1996 and served as collateral for two outstanding credit obligations totaling $691,000 which are included in notes payable, banks at December 31, 1995.


NOTE 4:  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
          ACTIVITIES

     During 1996, the Company acquired property and equipment and incurred a note payable in the amount of $34,882.

     During 1996, the Company acquired one business, recording excess of cost over net assets acquired of $430,100 in connection with the acquisition. As consideration for the net assets acquired, the Company issued 52,838 shares of Common Stock in the amount of $215,050 to the related parties.

     During 1996, the Company issued 10% Subordinated Convertible Debentures in the amount of $12,900,000. As of December 31, 1996, $12,300,000 of the Debentures were converted into 3,815,020 shares of Common Stock. Accrued interest on the Debentures converted into Common Stock during 1996 resulted in an increase to Additional Paid-In Capital in the amount of $411,209.

     During 1996 and 1995, annual dividends on shares of Preferred Stock of $160,000 were declared but not paid.

     During 1996, 1995 and 1994, the Company acquired property and equipment under capital leases and incurred capital lease obligations in the amounts of $281,564, $230,822 and $29,000, respectively.

     During 1995, the Company acquired property and equipment from a related party and incurred a note payable in the amount of $112,850.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 4: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued)

     During 1995, the Company acquired three businesses, recording excess of cost over net assets acquired of $6,147,030 in connection with the acquisitions. As consideration for the net assets acquired, the Company issued 1,501,000 shares of Common Stock and notes payable in the amount of $1,200,000 to the principals of the acquired companies. Various assets and liabilities were assumed in connection with the acquisitions.

     During 1995, the Company issued 331,438 warrants to purchase shares of Common Stock as compensation to a third party corporation whose principal officer serves on the Company's Board of Directors. In addition, in January 1995, this officer assumed the position of President and Chief Executive Officer of the Company, resulting in the capitalization of organization costs of $410,000.

     During 1995, the Company issued 189,941 shares of Common Stock and 514,941 warrants to purchase shares of Common Stock in connection with the conversion of long-term debt in the amount of $664,795.

     During 1995, the Company incurred a note receivable from a related party in the amount of $240,000 as consideration for accrued payments to be made in the future.

     During 1995, the Company received notes receivable of $650,000 and incurred accrued expenses of $200,000 as a return of property deposits of $450,000. During 1996, the Company offset $200,000 of the notes receivable against the accrued expense due to the termination of the contractual obligation.


NOTE 5:  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following at December 31:

                                               1996            1995

      Ancillary  services                 $  4,761,263    $  2,275,092
      Management services                    2,901,242       1,105,760
      Development services                        -          1,000,000
                                           -----------     -----------
                                             7,662,505       4,380,852
      Allowance for doubtful accounts       (1,774,300)       (143,400)
                                           -----------     -----------
                                           $ 5,888,205     $ 4,237,452
                                           ===========     ===========


NOTE 6:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 1996 and 1995 include approximately $800,000 and $1,150,000, respectively, of project costs advanced in connection with transactions involving the Company in a development capacity. These amounts include legal and professional as well as financing issue costs which are recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development services as it deems necessary to secure business prospects and complete transactions.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 7:  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                               1996            1995

     Leasehold improvements                $    74,254     $    54,076
     Property and equipment held
      under capital leases                     686,236         378,164
     Equipment                                 826,487         623,568
     Furniture and fixtures                    590,858         513,596
                                           -----------     -----------
                                             2,177,835       1,569,404
     Less: Accumulated depreciation
           and amortization                    928,072         604,115
                                           -----------     -----------
                                            $1,249,763       $ 965,289
                                           ===========     ===========


     Depreciation and amortization expense charged to continuing operations was $347,320, $175,858 and $114,921 in 1996, 1995 and
     1994, respectively. Additionally, depreciation and amortization expense charged to discontinued operations was $159,614 in 1994.


NOTE 8:  DEPOSITS

     Deposits at December 31, 1996 include a purchase deposit of $1,000,000 associated with the planned acquisition of a long-term care nursing facility, and a $100,000 deposit on land associated with the future development of a long-term care or assisted living facility.


NOTE 9:  NOTES RECEIVABLE

     At December 31, 1996 and 1995, notes receivable result from development, financial advisory, and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

     During 1995, the Company provided development and marketing services to a third party corporation in the amount of $1,000,000. Payment for such services was made in the form of a promissory note. During 1996, the full amount of this note was written-off.


NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities are carried at amounts that approximate their fair values because of the short-term maturity of these instruments.

     The Company believes that the carrying value of notes and loans receivable and long-term debt approximates fair value.


NOTE 11:  LOANS RECEIVABLE AND OTHER ASSETS

     At December 31, 1996, loans receivable and other assets include $2,329,000 advanced by the Company pursuant to the terms of operating deficits agreements for the operating needs of properties managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties.

     In addition, other assets include approximately $530,000 representing a loan receivable due from an officer in connection with the merger transaction with King Care Respiratory Services, Inc. The loan accrues interest at 9% and matures in January 2000. The Company expects to partially realize this loan in connection with satisfying its deferred purchase obligation of approximately $240,000 plus accrued interest which is also payable in January 2000. At December 31, 1995, this loan receivable totaled $250,526.


NOTE 12:  INCOME TAXES

     The effective income tax rate differs each year from the statutory Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences is as follows:

                                         1996        1995        1994

     Federal income tax rate             (34%)        34%        (34%)
     State income taxes, net of
      Federal tax benefit                 (1)          2           -
     Tax benefit of prior years'
      net operating losses               (11)        (75)        (92)
     Deferred tax asset
      valuation allowance                 10          19          98
     Writedown of intangible assets,
      non-deductible for tax              14           -           -
     Current year provision for
      doubtful accounts, non-
      deductible for tax in current
      year                                 6           -           -

     Other                                 6          (2)         (3)
                                         -----       -----       -----
                                         (10%)       (22%)       (31%)
                                         =====       =====       =====

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 12:  INCOME TAXES (Continued)

     Deferred income taxes arise primarily as a result of differences between the financial and income tax basis of reporting principally for differences in the bases of allowances for doubtful accounts, property and equipment, contract rights, excess of cost over net assets acquired, organization costs and capital lease obligations as well as the effects of future benefits to be realized from net operating losses for financial reporting purposes.

     Deferred tax assets at December 31, 1996 and 1995 are comprised of the following:

                                               1996            1995
     Deferred tax assets
       Tax benefit of net operating loss
        carryforwards                     $  3,159,000    $  1,495,000
       Capitalized lease obligations              -            114,000
       Allowance for doubtful accounts         605,000          49,000
       Organization costs                      120,000            -
       Excess of costs over net assets
        acquired and contract rights            15,000            -

       Total deferred tax assets             3,899,000       1,658,000
                                           -----------     -----------
       Less: valuation allowance            (1,150,000)        (60,000)

     Net deferred tax assets                 2,749,000       1,598,000

     Deferred tax liabilities
       Property and equipment                   49,000          42,000
       Excess of cost over net assets
        acquired                                  -             36,000
                                           -----------     -----------

       Total deferred tax liabilities           49,000          78,000
                                           -----------     -----------

      Net deferred tax asset              $  2,700,000    $  1,520,000
                                           ===========     ===========


     During 1996, the deferred tax asset valuation allowance increased by $1,090,000, and during 1995, the valuation allowance decreased by $1,633,000.

     At December 31, 1996, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $8,116,000, which can be offset against future earnings of the Company. These net operating losses expire from 2008 through 2011, and are subject to annual limitations. In addition the Company has available various state net operating loss carryforwards of approximately $5,932,000 at December 31, 1996, which expire from 1997 to 2011.

     The provision for (benefit of) income taxes include:

                              1996           1995           1994
     Current:
       State                               $ 200,000

     Deferred:
       Federal            $(1,030,000)      (820,000)     $(526,036)
       State                 (150,000)       (50,000)          -
                           -----------    -----------    -----------
                          $(1,180,000)     $(670,000)     $(526,036)

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 13:  NOTES PAYABLE, BANKS
                                                     1996            1995

     Note payable to bank, due on demand,
     bearing interest at the bank's one year
     certificate of deposit rate plus 1.5% (6%,
     at December 31, 1996),secured by a
     certificate of deposit                        $ 516,000       $ 491,000

     Note payable to bank, due on demand,
     bearing interest at the bank's prime rate
     plus 1% (9.5% at December 31, 1995),
     secured by accounts receivable, property
     and equipment; satisfied in 1996                   -            150,000

     Note payable to bank, due in 1996,
     bearing interest at the bank's prime rate
     plus 1/2% (9% at December 31, 1995),
     secured by a certificate of deposit;
     satisfied in 1996                                  -            200,000

     Note payable to bank, due on demand,
     bearing interest at the bank's prime rate
     plus 1% (9.25% at December 31, 1996),
     secured by accounts receivable and
     property and equipment                           26,874          38,811

     Note payable to bank, due on demand,
     bearing interest at the bank's prime rate
     plus 2.5% (10.75% at December 31, 1996),
     secured by accounts receivable and
     property and equipment                           99,774            -


     Note payable to bank, due on demand,
     bearing interest at the bank's prime rate
     plus 1.5% (9.75% at December 31, 1996),
     secured by accounts receivable and
     property and equipment                          150,015            -
                                                 -----------     -----------
                                                   $ 792,663       $ 879,811
                                                 ===========     ===========

     The weighted average rate of interest charged to the Company during 1996 and 1995 was approximately 9% and 9.5%, respectively.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 14:  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities reported at December 31, 1996 include accrued legal and professional fees of approximately $400,000 and other current liabilities totaling $454,522.

     Accrued expenses and other liabilities reported at December 31, 1995 include placement fees due to underwriter of $430,000;
     commissions associated with respiratory services of $285,000; legal and professional costs of $300,000; resident refund obligations of $200,000 and state income taxes payable of $200,000 and other current liabilities totaling $442,661.


NOTE 15:  LONG-TERM DEBT
                                                     1996            1995

     Notes payable to third parties, due between
     1997 and 1999, payable in monthly installments
     of $2,684, bearing interest at approximately
     10%, secured by accounts receivable and
     property and equipment                        $  43,525      $   69,085

     Note payable to a third party, due on demand,
     bearing interest at 8%, unsecured                37,500         250,000

     Notes payable to Stockholders, due during
     1997, non-interest bearing, unsecured           140,812          383,793

     Notes payable to a third party, due in 1999,
     payable in monthly installments of $1,139,
     including interest at the banks' prime rate
     plus 1.5%,(9.75% at December 31, 1996), secured
     by equipment                                     30,684             -

     Notes payable to Stockholders, due 1997 through
     through 2000, bearing interest at 8% to 10%,
     unsecured                                       450,498          894,180
                                                 -----------      -----------
                                                     703,019        1,597,058
                                                 ===========      ===========

     Less current portion                            374,881        1,052,017
                                                 -----------      -----------
                                                   $ 328,138       $  545,041
                                                 ===========      ===========


     Annual maturities of long-term debt in the next four years are as follows:


          Year Ending December 31,               Amount

               1997                            $ 374,881
               1998                               22,225
               1999                               17,975
               2000                              287,938

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 16: LEASES

     The Company leases its executive offices, operating facilities and certain equipment accounted for as operating leases. Rent expense under these leases charged to continuing operations was $823,516, $563,303, and $121,260 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, rent expense under these leases charged to discontinued operations was $330,909 in 1994.

     The following represents future minimum rental payments required under operating leases with remaining noncancelable lease terms in excess of one year as of December 31, 1996:

        Year Ending December 31,               Amount

                     1997                    $  612,974
                     1998                       556,234
                     1999                       388,791
                     2000                       327,036
                     2001                       160,000
                                            -----------
                                             $2,045,035
                                            ===========


     The Company also leases property and equipment under capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Amortization under capital leases charged to continuing operations was $78,688, $48,786 and $11,003 in 1996, 1995 and 1994, respectively. Additionally, amortization under capital leases charged to discontinued operations was $80,000 in 1994.

     The following is a summary of property held under capital leases as of December 31, 1996 and 1995:
                                              1996              1995

          Equipment                         $ 686,236         $ 378,164
          Less: Accumulated amortization      142,645            63,957
                                          -----------       -----------
                                            $ 543,591         $ 314,207
                                          ===========       ===========


     Minimum future lease payments under capital leases for the three years subsequent to December 31, 1996 are as follows:

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 16:  LEASES (Continued)

        Year Ending December 31,                 Amount

                     1997                      $289,214
                     1998                       198,535
                     1999                        58,420

        Total minimum lease payments            546,169
        Less: Amount representing interest       82,687
        Present value of net minimum lease
         payments                               463,482
        Less:  current portion                  230,761
                                            -----------
                                               $232,721
                                            ===========


        Interest rates on capitalized leases range from 9% to 15% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE 17:  IMPAIRMENT OF INTANGIBLE ASSETS

        In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). In accordance with SFAS No. 121, the Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. In 1996, the Company determined that the value of its recorded intangible assets had been impaired, based upon historical operating deficits with respect to the related subsidiaries and the uncertainty that the Company will be able to generate sufficient future cash flows to recover the recorded amounts of the intangible assets. The total impairment loss of $6,697,974 which is included in the results of operations for 1996, was determined by evaluating the net realizable value of the intangible assets as of December 31, 1996 based upon the projected results of future operations. Of this total impairment loss, $4,504,476 relates to excess of cost over net assets acquired, $1,233,178 relates to organization costs, and $960,320 relates to contract rights.


NOTE 18:  RELATED PARTY TRANSACTIONS

        During 1995 and 1994, the Company had a consulting agreement with a third party corporation whose principal officer serves on the Company's Board of Directors. In addition, in January 1995, this officer assumed the position of President and Chief Executive Officer of the Company. Fees paid during 1995 and 1994 for financial advisory and development services totaled approximately $112,000 and $122,000, respectively. In addition, for services rendered during 1995, this officer was granted Common Stock purchase warrants of the Company as incentive compensation pursuant to this consulting agreement. This consulting agreement was terminated effective December 31, 1995.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 18:  RELATED PARTY TRANSACTIONS (Continued)

        In connection with a private offering of its securities in July 1994, the Company paid $70,000 to the underwriter, as placement agent, and issued warrants to the placement agent to purchase 400,000 shares of the Company's Common Stock for a five year period at an exercise price of $.75 per share. A member of the Company's Board of Directors is an Executive Officer of the placement agent.

        During October 1995, the Company reached a settlement with the principals of prior management involving numerous obligations that existed between the parties. The settlement agreement resulted  in  payments  by the Company to  a  former  principal totaling approximately $533,000. Of this amount, $300,000 represents a prepayment of a consulting agreement with one of prior management's principals which terminates in June 1997.


NOTE 19:  COMMITMENTS

        The Company has entered into several executive employment agreements with executive officers, providing for terms ranging between three and five years. Aggregate annual compensation provided by these agreements totals $2,493,150. In addition, certain of these agreements provide options and warrants for the executives to purchase an aggregate of 1,390,000 shares of the Company's Common Stock at prices ranging from $.75 to $2.38 per share.

        During 1996 and 1995, the Company was involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to loan working capital as may be required in the form of operating deficit agreements. Aggregate amounts committed to date by the Company relating to project financings total $4,980,000 of which approximately $2,329,000 has been advanced by the Company and approximately $2,651,000 remains outstanding at December 31, 1996.

        In February 1996, the Company had granted a put option exercisable by Courtland Health Care, Inc. for the Company to purchase all of the issued and outstanding shares of Courtland II, Inc., a third party services corporation, for not less than $2,000,000. In anticipation of this service transaction, the Company had entered into a series of service agreements involving several long-term care facilities affiliated with Courtland II, Inc. In December 1996, the Company consummated a termination and settlement agreement with respect to all such service agreements. In addition, the put option purchase granted by the Company has expired.

        In June 1996, the Company agreed to purchase a long-term care facility in Maine with approximately 120 beds and 91 congregate and assisted living units. The purchase price of this facility is $10,800,000. The facility is in proximity to other long-term care facilities currently managed by the Company. Completion of this transaction is pending regulatory approval by the State of Maine.

        In September 1996, the Company agreed to purchase a long-term care facility in Maine with 50 licensed ICF beds, 18 of which are skilled care beds, 84 congregate care apartment units, a 17 ICF licensed bed skilled care unit and a 15 unit child day care center. The purchase price of this facility is $16,200,000. Completion of this transaction is pending regulatory approval by the State of Maine.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE 19:  COMMITMENTS (Continued)

       The Company guarantees aggregate debt service relating to approximately $30,000,000 of long-term debt and working capital financing associated with long-term care facilities for which it provides management services on a long-term basis.


NOTE 20:  CONTINGENCIES

        The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 1996. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

       The Company is a defendant in a lawsuit relating to the termination of a former employee for cause under the terms of an employment agreement. The former employee seeks damages alleging that the Company breached its obligations under the employment agreement and a stock option agreement. The Company has denied these allegations and is vigorously defending this action. Further, the Company has filed a counter suit against this individual. Management does not believe that the outcome of this matter will have a material adverse affect on the Company's financial position, results of operations or cash flows.


NOTE 21:  PREFERRED STOCK

        On July 25, 1994 in connection with implementing a business plan for redirection, the Company sold 533,333 shares of Series A Senior Convertible Preferred Stock include voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to Common Stock at the conversion price of $3.75 per share. The liquidation preference of each Senior
        Preferred Convertible share is $3.75 per share plus unpaid dividends, which amounts to $2,390,000 at December 31, 1996. The Company had the option, prior to July 1, 1996, to pay the preferred stock dividends by issuance of Common Stock in lieu of cash. The Company did not exercise their option. At December 31, 1996, dividends in arrears on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $390,000.

        On July 25, 1994, the Company exchanged 666,667 shares of Common Stock owned by certain stockholders of the Company for 300,000 shares of Series B Preferred Stock. The Series B Preferred Stock is nonvoting and pays no dividends. During 1995, 200,000 shares of the Series B Preferred Stock were redeemed.


NOTE 22:  STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

       The Company has a Stock Option Plan (the Plan) which provides for the granting of incentive and nonqualified stock options and stock appreciation rights to certain officers, directors, key employees and consultants. Currently, a maximum of 750,000 shares of Common Stock may be issued under the Plan.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE  22:   STOCK  OPTION  PLAN  AND  COMMON  STOCK  PURCHASE  WARRANTS
(Continued)

       Stock Options are granted at a price not less than 100% of the fair market value of the Common Stock at the date of grant and must be exercised within 10 years from the date of grant, with certain restrictions. Nonqualified Stock Options will be granted on terms determined by the Board of Directors.

       Transactions involving the Plan are summarized as follows:

       Options Shares
                                              Weighted              Weighted
                                            Average Price        Average Price
                                    1996      Per Share    1995     Per Share

         Outstanding January 1    688,153      $2.21     688,153     $2.21
         Granted                   50,000      $1.00        -          -
         Exercised                   -           -          -          -
         Canceled                 (25,000)     $1.50        -          -
         Expired                 (213,153)     $5.10        -          -
                                ---------              ---------
         Outstanding December 31  500,000       $.90     688,153     $2.21
                                =========              =========

         Exercisable December 31  500,000       $.90     490,000     $1.10
                                =========              =========

       The options outstanding on December 31 1996 expire from 1997 through 1998.


       Common Stock Purchase Warrants

       In addition to options granted under its Stock Option Plan, the Company has issued Common Stock Purchase Warrants to the public and underwriter in connection with its initial public offering and to officers, directors and employees as compensation for past and future services, all of which are outside of the Stock Option Plan.

       Redeemable Common Stock Purchase Warrants

       The Company, in connection with its initial public offering in 1992, issued Redeemable Common Stock Purchase Warrants for 1,145,000 shares of the Company's Common Stock, with an exercise price of $4.00 and an expiration date of April 21, 1996.

       Warrants                                    1996          1995

           Outstanding January 1                   184,150     1,145,000
           Exercised                               (52,301)     (960,850)
           Canceled                               (131,849)         -
                                                 ---------    ----------
           Outstanding December 31                    -          184,150
                                                 =========    ==========

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE  22:   STOCK  OPTION  PLAN  AND  COMMON  STOCK  PURCHASE  WARRANTS
(Continued)

       Underwriter's Unit Purchase Warrants

       The Company sold to the Underwriter, for a price of $.0001 per Warrant, an amount of warrants (the "Underwriter's Unit Purchase Warrants") equal to 10% of the aggregate number of Units (90,000) in connection with the Company's initial public offering.

            Underwriter's                                       Common Stock
                Unit                                              Purchase
              Purchase                                            Warrants
              Warrants    Effective    Exercise     Exercise     Expiration
              Issued        Date      Price/Unit   Price/Share      Date
            ----------   ----------   ----------   -----------   -----------
              90,000      4/26/92       $8.70         $5.80        4/20/97

       None of these warrants have been exercised as of December 31, 1996.

       During 1995 and 1994, the Company consummated a series of transactions whereby its securities were sold for less than fair market value. Accordingly, the exercise price of the Underwriter's Unit Purchase Warrants remains at $5.80 per unit, however, the number of shares of Common Stock issuable upon exercise of the warrants has increased from 1.00 to 1.77 shares per warrant. Accordingly, the total Underwriters Unit Purchase Warrants outstanding upon exercise would aggregate 159,300 shares of Common Stock.

       Non-Redeemable Common Stock Purchase Warrants

       During 1994, the Company privately issued Non-Redeemable Common Stock Purchase Warrants for 1,600,000 shares of the Company's Common Stock.

               Warrants       Effective   Exercise      Expiration
                Issued          Date        Price          Date

                800,000        7/25/94     $  .75        7/25/99
                500,000        7/25/94     $ 1.50        7/25/04
                200,000        7/25/94     $ 1.00        7/25/99
                100,000        7/25/94     $ 3.50        7/25/99
              ---------
              1,600,000
              =========

       None of these warrants were exercised as of December 31, 1996.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE  22:   STOCK  OPTION  PLAN  AND  COMMON  STOCK  PURCHASE  WARRANTS
(Continued)

       Private Warrants

       Transactions  involving  private  warrants  are  summarized   as
       follows:

       Warrants

                                              Weighted             Weighted
                                            Average Price        Average Price
                                     1996     Per Share    1995    Per Share

         Outstanding January 1     2,175,375    $5.11     809,086    $7.98
         Granted                     730,000    $3.17   1,366,289    $3.41
         Exercised                  (370,529)   $3.29        -         -
         Canceled                   (100,000)     -          -         -
                                   ---------            ---------
         Outstanding December 31   2,434,846    $4.88   2,175,375    $5.11
                                   =========            =========

         Exercisable December 31   2,370,178    $4.88   2,175,375    $5.11
                                   =========            =========

       The  warrants outstanding on December 31 1996 expire  from  1997 through 2006.

       During 1995, the Company granted as compensation 150,000 warrants to purchase Common Stock of the Company to members of the Company's Board of Directors. These warrants were issued with an exercise price of $.35. In December 1995, 30,000 of these warrants were exercised resulting in a charge to earnings for the quarter ended December 31, 1995 of $75,000. The remaining value attributed to these warrants totals $300,000 and is being amortized over ten years, which is the exercise period of the warrants.

       Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has recognized compensation cost for stock options and warrants for 1996 and 1995 of $48,000 and 75,000, respectively. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 1996 and 1995 would have differed from the actual results as follows:

                                             1996             1995

               Net income (loss)
                 As reported            $(10,314,561)    $  3,655,188
                 Proforma               $(10,711,154)    $  1,184,643

               Earnings (loss) per share
                 As reported                   $(.74)            $.29
                 Proforma                      $(.77)            $.09

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994

NOTE  22:   STOCK  OPTION  PLAN  AND  COMMON  STOCK  PURCHASE  WARRANTS
(Continued)

       The per share weighted average fair value of the stock options and warrants granted during 1996 and 1995 was $3.30 and $7.20, respectively. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions for 1996 and 1995, respectively: risk free interest rates of approximately 6% for both years; expected volatility factors of 116.2% and 96.9% and expected lives of 3-10 years and 1-10 years and expected dividends rate of 0% for both years.

       Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options is three to ten years; therefore, the pro forma net earnings and net earnings per share do not reflect the total compensation cost for options granted in the respective years. Furthermore, the pro forma results only include the effect of options granted in 1996 and 1995; options granted prior to 1995 were not considered.


NOTE 23:  RETIREMENT SAVINGS PLAN

       The Company has a savings plan available to substantially all employees, under Section 401(k) of the Internal Revenue Code. The Company's contributions to this plan are discretionary. Employee contributions are generally limited to 10% of their compensation subject to Internal Revenue Code limitations. The Company made no contributions to this plan during the three year period ended December 31, 1996.


NOTE 24:  SUBSEQUENT EVENTS

       During March 1997, the Company entered into a ten year lease agreement, including two long-term care facilities located in the Commonwealth of Massachusetts, representing a total of 229 beds. The lease agreement includes a purchase option to acquire the facilities during the lease term for a purchase price totaling $10,000,000. Annualized operating revenue represented by these facilities is projected to be approximately $10,000,000.

       During March 1997, the Company secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's operating subsidiaries. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts drawn and outstanding. The Company intends to utilize this financing to support working capital and development activities of its operating subsidiary.

       During March 1997, the Company executed a letter of intent to acquire the stock of a management company having long-term management contracts. This purchase would represent management services revenue for the Company and provide an opportunity for securing ancillary services revenue. The Company is currently performing its due diligence and is seeking to secure purchase financing for the transaction.

          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1995 AND 1994


NOTE 25:  ADOPTION OF NEW ACCOUNTING PRINCIPLES

       The Company will be required to implement Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. The effects of the implementation of SFAS No. 128 have not been determined.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC
              ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
Iatros Health Network, Inc. and Subsidiaries
Atlanta, Georgia


         We have audited the consolidated financial statements of Iatros Health Network, Inc. and Subsidiaries, referred to in our report dated
April 2, 1997. In connection with our audit of these consolidated financial statements, we also have audited the accompanying related financial statement schedule for 1996, 1995 and 1994. In our opinion, such financial statement schedule for 1996, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                 ASHER & COMPANY, Ltd.



Philadelphia, Pennsylvania
April 2, 1997


                       IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                       Balance at    Charged to                 Balance
                                       Beginning     Operating    Deductions   at End of
                                        of Year     Expenses (1)       (2)      Year (3)

Year Ended December 31, 1996

Allowance for doubtful accounts
 (deducted from accounts receivable)    $143,400    $2,036,003      $405,103    $1,774,300


Year Ended December 31, 1995

Allowance for doubtful accounts
 (deducted from accounts receivable)    $319,183      $ 79,217      $255,000      $143,400


Year Ended December 31, 1994

Allowance for doubtful accounts
 (deducted from accounts receivable)    $496,566      $324,120      $501,503      $319,183


(1)   Amounts  charged  to  continuing operations were $2,036,003,  $79,217  and
      $34,332 for 1996, 1995 and 1994, respectively.  The amount charged to discontinued
      operations was $289,788 for 1994.

(2) Amounts deemed to be uncollectible. $501,503 was charged to discontinued operations for 1994.

(3) Included in the allowance for doubtful accounts at December 31, 1994 is a balance related to discontinued operations in the amount of $255,000.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549






                 ------------------------------



                            EXHIBITS




                           Filed with
                   ANNUAL REPORT ON FORM 10-K


          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996





                      ____________________




                  IATROS HEALTH NETWORK, INC.
     (Exact name of registrant as specified in its charter)


                          EXHIBIT 10.3


                      MANAGEMENT AGREEMENT
                         (Villa Crest)


     THIS AGREEMENT, made and entered into as of the first day of July, 1996, by and between Iatros Health Network, Inc., a corporation organized under the laws of State of Delaware (hereinafter referred to as "Manager") on the one hand, and Villa Crest, Inc., a New Hampshire corporation ("Facility Operator"), VCP Realty Limited Partnership, a New Hampshire limited partnership ("Owner") and Heartland Healthcare Corporation, a Massachusetts non-profit corporation, hereinafter referred to as "Heartland." Certain terms used herein are defined in the last item of this Agreement.

                       W I T N E S E T H:

     WHEREAS, Owner is the owner of a 123 bed licensed nursing center and a 42 bed supported care center located in Manchester, New Hampshire, together with the equipment, furnishings and other tangible personal property used in connection therewith (the "Facility");

     WHEREAS, Owner and Heartland (among others) have borrowed the proceeds of a $25,805,500.00 loan agreement with National Health Investors, Inc. ("NHI") pursuant to the Loan Agreement dated as of this same date (the "Loan Agreement") to purchase the Facility and three other long-term care facilities;

     WHEREAS, Manager has guaranteed repayment of certain payments and agreed to make contributions to certain reserves and accounts under certain circumstances as specified in the Loan
Agreement;

     WHEREAS, Owner has leased the Facility to the Facility
Operator who operates the Facility;

     WHEREAS, Facility Operator wishes to retain the services of Manager as manager of the Facility; and

     WHEREAS, Manager is willing to perform such services with regard to the management, operation, maintenance, marketing, and servicing of the Facility (the "Management Services"), upon the terms and subject to the conditions contained herein.

     NOW, THEREFORE, in consideration of the foregoing and of the full and faithful performance of all the terms, conditions, and obligations herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Manager and Facility Operator, Owner and Heartland intending to be legally bound hereby, agree as follows:


                           ARTICLE I

       OPERATING TERMS AND APPOINTMENT AND EMPLOYMENT OF
     MANAGER AS AGENT AND GENERAL MANAGER OF THE FACILITIES

     1.1 Term. The term of this Agreement shall commence on the date hereof and shall continue for fifteen (15) calendar years from that date, subject to earlier termination as set forth in
Article V hereof. If a party to this Agreement desires to enter into a new management agreement at the end of its fifteen (15) year term, it shall give sixty (60) days prior written notice of such fact to the other party to facilitate negotiation of the new management agreement.

     1.2 Employment of General Manager. Facility Operator hereby appoints and employs Manager as operating manager of the Facility, and Manager agrees to act as operating manager of the Facility, to supervise and direct the day-to-day business activities, management and operation and repair of the Facility and all phases of its operation in the name of and on behalf of Facility Operator and the Owner and for its account during the term of this Agreement upon the terms and conditions hereinafter stated. Manager shall be responsible for managing the Facility and all of its assets and services with the same degree of diligence and skill as is customary in the nursing facility industry and as is employed by the Manager or its affiliates in the management of similar homes, in full compliance with all obligations imposed on Facility Operator which are known to, or disclosed to Manager by Facility Operator in writing, including the obligations under those documents listed in Exhibit A, attached hereto (the "Financing Documents"). Facility Operator will deliver to Manager concurrent with the execution hereof all of the Financing Documents. Manager confirms that it has reviewed drafts of the Financing Documents and will comply with all of its obligations in the Financing Documents, and will use its best efforts to enable the Facility Operator to comply with all of its obligations under such Financing Documents. Manager shall, subject to compliance of Facility Operator with its obligations hereunder and under applicable laws and regulations, do all things as may be required to maintain and preserve all necessary licenses, permits and approvals to operate the Facility so as to substantially comply with all applicable laws, rules and regulations and, when applicable and desired by Facility Operator, to make the Facility eligible for participation in any government reimbursement program which may be developed during the term of this Agreement; provided, however, that Manager shall not be required to expend its own funds for any costs of operating or repairing the Facility except as otherwise provided herein, or except as provided in the Financing Documents. Manager shall not be deemed to be in violation of this Agreement if it is prevented from performing any of its obligations hereunder for any reason beyond its control including, without limitation, strikes, lockouts, acts of God, unforeseen changes in statutes, regulations or rules of appropriate governmental or other regulatory authorities, so long as Manager attempts diligently to overcome such obstacles. Manager makes no warranties, express or implied, and shall not assume any financial or other responsibilities in connection with its obligations hereunder, except as hereinafter specifically provided.

     1.3 Retention of Control by Facility Operator. Facility Operator and Owner shall at all times continue to exercise control over the assets and operations of the Facility, and Manager shall perform its responsibilities as described in this Agreement in accordance with policies, directives and bylaws adopted by Facility Operator and Owner and communicated in writing to Manager and pursuant to a Budget adopted hereunder, and except as may affect repayment of obligation under the Loan Agreement. By entering into this Agreement, Facility Operator and Owner do not delegate to Manager any of the powers, duties and responsibilities vested in the Facility Operator or Owner by law, or by their respective organization documents. Facility Operator may, according to the terms of this Agreement, in writing direct Manager to implement policies for the Facility and may adopt as policy for the Facility, recommendations and/or proposals made by Manager. Whenever this Agreement calls for the approval of Facility Operator, such approval shall be expressed in writing executed by a duly authorized officer or director of Facility Operator or by action of the board of directors of Facility Operator evidenced by the minutes of the board of directors, and such approval shall not be unreasonably withheld or delayed. In the absence of specific written direction from Facility Operator, Manager shall be entitled to rely upon its prudent business judgment.

     1.4 Management Services to be Provided by Manager. In connection with such supervision, direction and management, Manager shall use its best reasonable efforts to perform or cause to be performed, the following services within the confines of an Initial Budget and an Annual Budget, subject to budgetary overruns which may occur due to events beyond Manager's control.

     During the terms of this Agreement, Manager shall as agent and on behalf of Facility Operator and Owner, manage all aspects of the operation of the Facility, including, but not limited to, the provision of assistance with activities of daily living to residents of the Facility, staffing, accounting (but not audit), billing, collections, setting of rates and charges and general on-site administration. In connection therewith, Manager (either directly or through supervision of employees of the Facility) shall use its best efforts to:

          1) Select, employ, supervise and train on behalf of Facility Operator and Owner, an adequate staff, as required by law and subject to availability, of nurse aides, office and other employees, including an administrator for the Facility ("Administrator") and promote, direct, assign and discharge all such employees on behalf of Facility Operator at Manager's sole discretion. All such employees shall be employees of Facility Operator or the Owner and carried on the payroll of the Facility and shall not be deemed employees or agents of Manager. Except as otherwise agreed to by Facility Operator, all personnel not involved in the day-to-day operation of the Facility shall be employees of Manager;

          2) Institute and amend from time to time, subject to any policy disclosed by Facility Operator pursuant to
          Section 1.3, general salary scales, personnel policies and appropriate employee benefits for all employees;

          3) Issue appropriate bills for services and materials furnished by the Facility and use its best efforts to collect accounts receivable and monies owed to the Facility and deposit such monies in suitable accounts, design and maintain accounting, billing, resident and collection records; and prepare and file insurance and any and all other necessary or desirable applications, reports and claims related to revenue production. Facility Operator and Owner hereby grant Manager the right to enforce either of their rights as creditor under any contract relating to the Facility or in connection with rendering any services at the Facility for purposes of collecting accounts receivable and monies owed the Facility;

          4) Plan, supervise and conduct a program of regular maintenance and repair pursuant to an approved Budget, except that any single physical improvement (other than approved budgeted maintenance and repair) costing more than Ten Thousand Dollars ($10,000.00) shall be subject to the prior approval of Facility Operator;

          5) Purchase all necessary food, beverage, medical, cleaning and other supplies, equipment, furniture and furnishings for the operation and maintenance of the Facility and contract for all necessary services for
          the account of Facility Operator and Owner.   The
          purchase of any single item of equipment, furniture or furnishings (other than approved budgeted items) which costs more than Ten Thousand Dollars ($10,000.00) shall also be subject to the approval of Facility Operator;

          6)   Administer, supervise and schedule all resident
          and other services of the Facility.   All providers
          affiliated with the Manager shall be identified;

          7) Provide for the orderly and timely payment of accounts payable, employee payroll, taxes, insurance premiums and all other obligations of the Facility on behalf of Facility Operator and Owner and assist Facility Operator in making provision for the orderly payment of amounts due on any obligations and other indebtedness. Notwithstanding the foregoing, this shall not create an obligation for Manager to fund such payments;

          8) Institute written standards and procedures, for admitting and discharging residents, for charging residents for services and for collecting the charges from the residents (or residents' relatives or other third parties);

          9) Furnish to Facility Operator for review, any and all policy and procedure manuals needed with reference to the operation of the Facility and propose revisions to said policy manuals as is needed from time to time to assure, to the best of Manager's ability, that the Facility complies with all applicable local, state and federal laws, regulations and requirements (provided that the foregoing does not constitute a guaranty of the same by Manager). A copy of such manuals shall be kept at the Facility at all times;

          10) Obtain and maintain (subject to market conditions) insurance coverage for the Facility naming Facility Operator, Owner, Manager, or such other persons as insureds, in such amounts and of such types as may be
          required under the Loan Agreement.   Manager shall use
          reasonable best efforts to have Facility Operator and Owner named as additional insureds under medical malpractice coverage policies of any physician or any other licensed practitioner employed or under contract
          with the Facility.   Facility Operator and Owner may,
          at their sole option, arrange for any other insurance as they determine to be necessary;

          11) Negotiate and enter into, in the name of and on behalf of Facility Operator and Owner, such agreements, contracts for professional services, consultants, or attorneys, and orders as it may deem necessary or advisable for the furnishings of services, concessions and supplies for the operation and maintenance of the Facility, subject to Facility Operator's approval for all agreements or contracts for services or supplies that exceed the Budget by Ten Thousand Dollars ($10,000.00) per year;

          12) Negotiate and settle all employee relation matters, union and non-union, and negotiate on behalf of Facility Operator and Owner (and in conjunction with Facility Operator's counsel or other representative) with any labor union lawfully entitled to represent employees of Facility Operator and Owner who work at the Facility, but any collective bargaining agreement or labor contract that raises the cost of such labor by more than $50,000 per year beyond the amount for such labor in the Budget must be submitted to Facility Operator for its approval;

          13) Manager shall assist Facility Operator in maintaining all licenses, certifications and permits in the name of Facility Operator and Owner, all as required for the operation of the Facility;

          14) Maintain an accounting and internal control system using accounts and classifications consistent with those used in similar facilities in the geographical area of the Facility, including suitable books of control and account as are necessary in order to comply with all state and federal standards, rules and regulations;

          15) Manager shall be responsible for the coordination of such ancillary services, including but not limited to, speech therapy, occupational therapy, inhalation therapy, physical therapy and rental of equipment, as Manager may deem reasonable, necessary or desirable in connection with the operation of the Facility. Manager shall select such consultants in connection therewith;

          16) Prepare all certifications required to be prepared by the Manager under any document executed by the Facility Operator, Owner or Heartland in connection with the Financing Documents;

          17) Establish charges for medical, nursing and other health care services, and credit policies;

          18) Perform or supervise the performance of all record keeping functions so that Facility Operator and Owner may meet the record keeping requirements of the Financing Documents and all applicable statutes, rules or regulations of governmental agencies;

          19) Solicit bids for architectural, engineering, and construction services in connection with appropriate capital improvements to the Facility, evaluate contracts for such services, award contracts for such capital improvements, and oversee the construction of such capital improvements; and

          20) Repair and maintain the Facility as may be reasonable and necessary for the proper maintenance and operation thereof, including but not limited to proper handling and addressing of all environmental issues.


     All costs of facilitating and implementing the above activities and services which are to be supervised by Manager shall be borne by Facility Operator and Owner and provided at Facility Operator's and Owner's sole cost and expense.

     Notwithstanding any of the above provisions, in the event of any emergency requiring prompt action for the protection and safety of the Facility or the residents and staff therein or for the protection of the Facility operating licenses, Manager shall be entitled to take necessary action without prior approval, following which a report of the occasion for such action and the action taken shall be made to Facility Operator within a reasonable period thereafter.

     1.5 Budget. Not less than thirty (30) days before the end of each fiscal year of the Facility, Manager shall submit to Facility Operator a reasonable annual budget covering the operations of and proposed capital expenditures to be made with respect to the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget which shall be submitted to the Facility Operator within 60 days after the execution of this Agreement) and designed to cover, to the extent possible under then existing reimbursement policies and other conditions, the projected requirements under the Financing Documents, all Costs of Operations (as defined in Section 1.7(b) hereof) and other fees and expenses, as well as anticipated expenditures for the purchase of capital assets and for capital improvements to operate and maintain the Facility. Each annual budget shall include the following:

     a) Capital Expenditures. A capital expenditure budget for the Facility outlining a program of capital expenditures and major repairs as may be required by applicable law (a "mandatory capital expenditure") or desirable in Manager's best reasonable business judgment for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget) (a "desirable capital expenditure"), on a per annum basis, in which each proposed expenditure will be designated as either mandatory or desirable. Facility Operator may approve or reject in its discretion, each proposed capital expenditure, except those required by law, which shall be approved by Facility Operator, and those in Manager's best reasonable business judgment as being necessary and appropriate, to which Facility Operator shall not unreasonably withhold or delay its consent. If Facility Operator has not notified Manager of its rejection of a proposed capital expenditure budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the capital expenditure
budget.   Manager shall be responsible for designating as a
"mandatory capital expenditure" any such expenditure which, if not made would in Manager's judgment, result in a Facility losing its license (or, if applicable, becoming ineligible under any third party payor program applicable to that Facility) or the issuance of a formal notice that the operating license for any of the Facility or any substantial portion thereof will be qualified in any material respect or placed on a conditional or provisional status, revoked or suspended.

     b) Operating Budget. Budgets for the Facility setting forth an estimate of operating revenues and expenses for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, together with an explanation of anticipated changes in facility utilization, charges to residents, payroll rate and positions, non-wage cost increases, or to a third party payor, and all other factors differing significantly from the current year. If Facility Operator has not notified Manager of its rejection of a proposed operating budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the proposed operating budget.

     c) Cash Flow Projections. If NHI (or any lender to the Facility) so requests, Manager shall prepare, projections of cash receipts and disbursements for the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, based on the proposed operating and capital budgets, together with recommendations as to the use of projected cash flow in excess of short-term operating requirements and/or as to the sources and amounts of additional cash flow that may be required to meet operating requirements and capital requirements.

     It is understood that any budget is an estimate and target only and that unforeseen circumstances may make adherence to the budget impracticable, and Manager shall be entitled to make insignificant departures therefrom or departures therefrom due to such causes upon fully explaining such unforeseen circumstances to Facility Operator.

     An "insignificant departure" shall mean any expenditure in the aggregate that exceeds the amount of the Budget by less than two (2%) of the total annual applicable Budget for the Facility.
     As approved, each annual budget will be referred to herein as an "Annual Budget" and the initial budget will be referred to herein as the "Initial Budget."

     1.6  Reports.

     a) Manager shall prepare and deliver to Facility Operator such reports or financial statements as may be required by NHI
(or any lender to the Facility) within the time period prescribed by NHI (or such other lender).

     b) Manager shall schedule management meetings to be attended by representatives of both Manager and Facility
Operator, no more frequently than quarterly. Manager shall provide such other reports, including cost comparison reports, from time to time, but in no event more frequently than once each calendar quarter.

     c) Manager shall make available to Facility Operator for inspection during normal business hours and copying by Facility
Operator upon request and at Facility Operator's expense, all books, records, financial data relating to the Facility.

     d) Manager shall notify Facility Operator immediately of the start of a survey and shall provide Facility Operator with copies of all licensure inspections conducted at any of the Facility immediately upon receipt, but in no event later than three (3) business days after they are received by the Manager or the Facility.

     1.7  Bank Accounts and Working Capital.

     a) Except as otherwise provided in the Financing Documents, Manager, in the Facility's name and on behalf of Facility Operator and Owner, shall supervise the deposit of all funds received from the operations of the Facility into a bank account for the Facility (the "Revenue Account") established in Facility Operator's name. Manager is permitted and authorized to collect all monies owed the Facility Operator and Owner and deposit such monies into the Revenue Account or to sell such receivables on such terms as Manager deems appropriate. The Manager shall supervise the disbursements from the Revenue Account on behalf of Facility Operator of such amounts and at
such times as the same are required.   Manager is permitted and
authorized by Facility Operator, Owner and Heartland to make payments to NHI of the Monthly Interest Payments, payments to reserve accounts or working capital accounts, and other payments to NHI under the Financing Documents from this account. Manager shall discharge such supervisory responsibilities in accordance with reasonable and customary business standards and practices. Facility Operator and Owner shall have the obligation of providing funds for all capital assets (including personal property and equipment and improvements to the Facility) required
(i) for the efficient operation of the Facility, (ii) by the rules and regulations of any government authority, (iii) to maintain the operating licenses of the Facility and the certification and provider agreements for the Facility under the applicable Medicaid programs, and (iv) to maintain the Facility in a good condition competitive with the standard and quality of other similar facilities. Facility Operator shall provide sufficient working capital for the operation of the Facility and otherwise and shall deposit such working capital in the Revenue Account from time to time upon request of Manager, unless required to do otherwise under the Financing Documents. Except as otherwise provided in the Financing Documents, all costs and expenses incurred in the operation of the Facility shall be paid out of the Revenue Account. Manager shall designate the signatory or signatories required on all checks or other documents of withdrawal on the Revenue Account. Manager shall have the right to change the authorized signatories for the Revenue Account without the prior notice to or approval from any other party. Manager shall not withdraw any monies from the Revenue Account to pay any item other than budgeted capital expenditures and the Cost of Operations of the Facility and otherwise than in accordance with any other agreement executed contemporaneously herewith in respect of the Facility.

          b) The Costs of Operations shall mean all costs and expenses incurred in, arising out of or related to the operation of the Facility, including, without limiting the generality of the foregoing, (i) wages, salaries, and benefits of the staff of the Facility and related payroll taxes, and other related costs
(ii) the costs of repairs to and maintenance of the Facility (but not the cost of capital improvement or capital assets), (iii) all premiums, charges and other costs and expenses for insurance with respect to the Facility and the operations thereof, (iv) all taxes payable with respect to the Facility or the income thereof or goods or services purchased thereby, (v) expenses and costs incurred in connection with the purchase of necessary services and supplies, the furnishing of utilities to the Facility, and other necessary services and supplies provided by independent contractors and other third parties, (vi) rental payments on operational leases, (vii) amounts specified in the operating Budget, (viii) payment of Monthly Interest Payments under the Loan Agreement, and (ix) the Management Fee. Notwithstanding the foregoing, amortization of deferred expenses, depreciation and bad debt allowances and other reserves shall not be included in the Costs of Operation.

     c) The Revenue Account may not be used to pay debt service on any Subordinated Payables (as defined in the Subordination
Agreement), except as permitted in the Subordination Agreement.

     1.8  Licenses, Permits and Certifications.

     a) Manager shall use its reasonable best efforts to assist Facility Operator and Owner in applications for, in the name of the Facility Operator and Owner, and to obtain and maintain, on behalf of Facility Operator and Owner, all necessary licenses, permits, consents, approvals and certifications from all governmental agencies which have jurisdiction over the operation of the Facility.

     b) Neither Facility Operator nor the Owner nor Manager shall knowingly take any action or fail to take any action which may cause any governmental authority having jurisdiction over the operation of the Facility to institute any proceeding for the suspension, rescission or revocation of any necessary license, permit, consent or approval. Manager shall not knowingly take any action or fail to take action which may materially adversely affect the amount of and Facility Operator's right to accept and obtain payments under any public or private third party medical payment program.
     c) Facility Operator and Owner shall comply with all applicable federal, state and local laws, rules and regulations and requirements, provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by appropriate legal proceedings, the validity or application of any law, ordinance, rule, ruling, regulation, or requirement of any governmental agency having jurisdiction over the operation of the Facility. Manager, after having been given written notice, shall cooperate with Facility Operator with regard to the contest, and Facility Operator shall pay all reasonable attorneys' fees incurred with regard to the contest from the Revenue Account. Counsel for any such contest shall be selected by Manager. Manager shall, with the consent of Facility Operator, process all third party payment claims for the services provided at the Facility, including, without limitation, contest to the exhaustion of all applicable administrative proceedings or procedures, adjustment and denials by governmental agencies or their fiscal intermediaries as third party payors.

     d) Facility Operator and Owner shall comply with all federal, state and local laws, rules, regulations and requirements which are applicable to Facility Operator and Owner provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by proper legal proceedings the validity, so far as applicable to it, of any such law, rule, regulation or requirement, provided that such contest shall not result in a suspension of operations of the Facility, and provided further, Facility Operator shall not be deemed to be in breach of this covenant if its failure to comply with any such law, rule, regulation or requirement is the result of a failure by Manager to comply with its obligations hereunder. Facility Operator and Owner shall send notice immediately, but in any event, within three (3) business days of any notice from any governmental authority or any other regulator regarding the Facility, and shall send copies of any filing with such authorities to Manager.

     1.9 Administrator and Health Service Coordinator. Manager shall, from time to time as necessary, recruit for the Facility a Qualified Administrator and a Director of Nursing Services. The Qualified Administrator and the Director of Nursing Services are herein referred to as the "Key Employees." The Key Employees may be employees of, and be compensated by Manager; provided, however, if the Key Employees are employees of Manager, Facility Operator shall reimburse Manager for all reasonable compensation, including salary, fringe benefits, bonuses, and reasonable business expense reimbursements approved as shown in a Budget or otherwise by Manager and Facility Operator, payable to the Key Employees. The term "fringe benefits" shall include, without limitation, employer's FICA payments, unemployment compensation and other employment taxes, bonuses, vacation, personal and sick leave benefits, worker's compensation, group life, health and accident insurance premiums and disability and other benefits. The compensation, including fringe benefits, payable to the Key Employees shall be reasonable and in line with compensation payable by other assisted living operators to administrators and health service coordinators of like facilities in the Facility's market area, shall be budgeted pursuant to Section 1.5(b) hereof and shall be paid or reimbursed from the Revenue Account. Any reimbursement to Manager on account of any Key Employee shall not be subject to the Subordination of Management Agreement, but shall be an operating expense of the Facility.

     1.10 Government Regulations. Manager agrees to use its best reasonable efforts to operate and maintain the Facility in substantial compliance with the requirements of any statute, ordinance, law, rule, regulation or order of any governmental or regulatory body having jurisdiction over the Facility and with all orders and requirements of the local board of fire underwriters or any other body which may exercise similar functions.

     1.11 Quality Controls. Manager shall activate and maintain on a continuing basis, a Quality Assurance Program ("QAP"), including a safety program that meets all OSHA standards, in order to provide objective measurements of the quality of resident services, provided at the Facility and in connection therewith shall utilize inspections and other techniques as deemed appropriate.

     1.12 Staff Specialists. In addition to the other managerial services provided herein, Manager shall make available to the Facility for consultation and advice, when necessary, specialists in such fields as accounting, budgeting, dietary services, janitorial and housekeeping, management, maintenance, nursing, personnel, pharmacy operations, purchasing, quality assurance, policies and procedures, and third party reimbursements.

     1.13 Tax Returns and Regulatory Filings. Owner shall receive copies of all annual tax returns or regulatory filings at the same time that said returns or reports are filed.

     1.14 Taxes. Any federal, state or local, taxes, assessments or other governmental charges imposed on the Facility and arising from Owner's period of ownership are the obligations of Facility Operator or Owner, not of Manager, and shall be paid out of the Revenue Account of the Facility. With the Facility Operator's prior written consent, Manager may contest the validity or amount of any such tax or imposition on any Facility in the same manner as described in Section 1.8(c) hereof. Manager shall cause all social security and federal and state income tax withholding and other employee taxes which may be due and payable to be paid from the revenues of the Facility before the payment of any other expenses therefrom.

     1.15 Non-Diversion of Residents Manager covenants that it will not permit residents of the Facility to be moved to other nursing centers owned or managed by it or any affiliate thereof, or divert persons seeking admission as residents into the Facility to such other facility, unless the special needs of such residents cannot be met at the Facility or unilaterally requested by such person or unless the Facility is full.

     1.16 Financial Reports.  The Manager shall provide the
Facility Operator with copies of such financial reports as are required by NHI (or any other lender to the Facility).

     1.17 Land Use Restrictions. Manager shall use its best efforts to ensure that the Facility comply with any land use restrictions currently in effect for the property of the Facility.

     1.18 Heartland's, Owner's and Facility Operator's Indemnification of Manager. From and after the date of this Agreement, Heartland, Owner and Facility Operator agree jointly and severally to reimburse, indemnify and hold harmless Manager against and in respect of (i) any and all debts, liabilities or obligations of the Facility Operator pertaining to the Facility,
(ii) all damages, losses, deficiencies, liabilities, costs and expenses incurred or suffered by Manager that result from, relate to or arise out of (A) any misrepresentation, breach of warranty or nonfulfillment of any agreement or covenant on the part of Heartland, Owner or Facility Operator hereunder or from any misrepresentation in or omission from any certificate, schedule, statement, document or instrument furnished to Manager pursuant hereto, (B) any of the matters referred to in subparagraph (i) above, or (C) any claim by any third party alleging that the execution, delivery or performance of this Agreement breaches any duty or obligations of the parties hereto to such third party or contravenes any rights or any such third party and (iii) any and all actions, suits, claims, proceedings, investigations, demands, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses of investigation) incident to any of the foregoing or to the enforcement of this Section.


                           ARTICLE II

     2.1  Management Fee.

     a) Each month during the term hereof, Manager shall receive from Facility Operator, and Facility Operator shall pay to Manager, as the amount due for the services being provided pursuant to this Agreement, a fee (the "Management Fee") consisting of a base fee (the "Base Management Fee"), plus an incentive payment (the "Incentive Management Fee").

     The Base Management Fee shall be that amount equal to four
(4%) of the Total Operating Revenue for the current year,

     The Incentive Management Fee shall be that amount equal to four (4%) percent of the Total Operating Revenues of the Facility.

     b)   Under no circumstances shall the Incentive Management
Fee for any month exceed the remainder obtained by subtracting one dollar ($l) from the Base Management Fee for such month.

     c) In the event it should be determined following the payment of any Management Fee or accrual of any Management Fee in favor of Manager that the amount of Total Operating Revenues for the period in question was greater or lesser than the amount of Total Operating Revenues on which such amount of Management Fee was calculated, then the parties shall account to each other promptly for any resulting overpayment or over accrual or underpayment or under accrual of incentive payments.

     For purposes of this Agreement, the term "Total Operating Revenue" shall mean all operating revenues, including all routine and ancillary revenues net of any provisions from third party payor contracts of Owner and Facility Operator from any source whatsoever, determined in accordance with generally accepted accounting principles.

     2.2  Payment of Management Fees.   Payment shall be made
monthly, in arrears, by the fifth (5th) day of the next succeeding month commencing on August 5, 1996. Payments due on an non-business day may be paid the next business day.

     2.3 Subordination. Facility Operator and Manager agree that as to payment of the Management Fee, the terms and provisions of that certain Subordination of Management Agreement of even date herewith, between Facility Operator and Manager shall, to the extent of any inconsistency, supersede the terms and conditions of this Agreement.


                          ARTICLE III

       OTHER TRANSACTIONS WITH MANAGER OR ITS AFFILIATES

3.1 Transactions with Manager and its Affiliates. Except for those certain agreements executed simultaneously herewith, and obligations taken thereunder notwithstanding anything else herein contained, Manager may, with full disclosure by Manager of such affiliation and interest, cause Facility Operator or Owner to enter into any contract with Manager or any affiliate thereof for services required to be provided by Manager under this Agreement, or pay any fee to Manager or its affiliates. Manager agrees that it will not request Facility Operator to enter into any contract with any affiliate of Manager unless that contract is no less favorable to Facility Operator or Owner than could be obtained by the Facility Operator or Owner in an arm's length transaction with a third party.


                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES

     4.1 Representations and Warranties of Heartland, Owner and Facility Operator. Heartland, Owner and Facility Operator make the following representations and warranties which are material representations and warranties upon which Manager relies as an inducement to enter into this Agreement:

     a) Status. Heartland is a non-profit corporation, duly organized and validly existing in good standing under the laws of the State of Massachusetts. Owner is limited partnership duly organized and validly existing in good standing under the laws of the State of New Hampshire. Facility Operator is a corporation duly organized and validly existing in good standing under the laws of the State of New Hampshire. Heartland, Owner and Facility Operator have all necessary power to carry on their business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Heartland, Owner and Facility Operator have full power and authority to execute and to deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Heartland's, Owner's or Facility Operator's Articles of Incorporation, Bylaws or Partnership Agreement; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which any such entity is now a party or by which any such entity or any of their assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Heartland, Owner and Facility Operator, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Heartland, Owner or Facility Operator, threatened against any of such parties, their properties or business which seeks to enjoin or prohibit any of them from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Heartland, Owner or Facility Operator.

     d)   Ownership of Facility.  The Facility is owned by Owner.

     e) Compliance with Applicable Law. The Facility is currently operating in compliance with all applicable laws, rules and regulations.

     f) Disclosure. No agreement, representation, warranty or covenant contained in this Agreement or in any statement or other document required to be delivered by Heartland, Owner or Facility Operator hereunder contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

     4.2 Representations and Warranties of Manager. Manager makes the following representations and warranties which are material representations and warranties upon which the other parties rely as an inducement to enter into this Agreement:

     a) Status of Manager. Manager is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware, and has all necessary power to carry on its business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Manager has full power and authority to execute and deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Manager's Articles of Incorporation or By-Laws; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which Manager is now a party or by which Manager or any of its assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Manager, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Manager, threatened against Manager, its properties or business which seeks to enjoin or prohibit it from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Manager.


                           ARTICLE V

                          TERMINATION

     5.1  Termination for Cause.

     a) If any party is dissolved or liquidated, or shall apply for or consent to the appointment of a receiver, trustee or liquidator of it or all or a substantial part of its assets, file a voluntary petition in bankruptcy, make a general assignment for the benefit of creditors, file a petition or an answer seeking reorganization or arrangement with creditors or to take advantage of any insolvency law, or if an order, judgment or decree shall be entered by a court of competent jurisdiction, on the application of a creditor, adjudicating said party as bankrupt or insolvent or approving a petition seeking reorganization of said party or appointing a receiver, trustee or liquidator for said party or all or a substantial part of its assets, and such order, judgment or decree shall continue unstated and in effect for any period of ninety (90) consecutive days, then in case of any such event, the term of this Agreement shall expire, at the other party's option, on five (5) days written notice.

     b) Facility Operator shall have the right to terminate this Agreement at any time if because of Manager's acts or omissions: (i) there has been a formal notice the operating license for the Facility or any substantial portion thereof will be qualified in any substantial respect or placed on a conditional or provisional status, revoked or suspended which is not rescinded, vacated or stayed by action of Manager, (or otherwise) within thirty (30) days of its issuance, unless Manager has diligently pursued such cure; (ii) Manager shall have caused to occur an Event of Default under the Financing Documents, which event of default is not cured within thirty (30) days after Manager's receipt of notice of such event;

     c) Manager shall have the right to terminate (i) upon failure to pay Management Fee for thirty (30) days unless the nonpayment is the result of the provisions of the Subordination of Management Agreement, provided, however, that the Facility Operator has the right to cure such failure to pay during such thirty (30) day period, (ii) upon a termination of any management agreement to which Manager and Heartland are both parties.

     d) Notwithstanding anything else herein contained, neither party shall have the right to terminate this Management Agreement as a result of any of the reasons set forth in clauses (b) or (c) above, if: (i) the acts or omissions of the party seeking the termination materially contribute to the reason for termination; or (ii) the event is caused by strikes, other labor disturbances, fires, windstorm, earthquake, arbitrary and capricious action by third party payors, war or other state of national emergency, terrorism, or acts of God, or other events not the fault of either party, in which negligence of the party sought to be terminated is not a materially contributing factor to the occurrence of such event.

     5.2  Effect of Termination.

     a) Heartland, Owner and Facility Operator agree that in the event this Agreement should be terminated for any reason, Heartland, Owner and Facility Operator jointly and severally agree to repay in full all fees and indebtedness owned by Heartland, Owner or Facility Operator to Manager.

     b) Upon termination of Manager or the Management Agreement for any reason whatsoever, Manager shall be released from its obligations pursuant to the Guaranty Agreement, any obligations to contribute to the Debt Service Reserve under the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement.


                           ARTICLE VI

                    MISCELLANEOUS COVENANTS

     6.1  Assignment.

     Facility Operator shall not assign its rights and/or obligations under this Agreement without prior written consent of Manager. Manager shall not assign its rights and/or obligations under this Agreement except to a wholly-owned subsidiary, provided, however, that after such assignment Manager shall remain fully liable for (i) all obligations of the Manager hereunder and (ii) all of its obligations under the Continuing Guaranty, any guaranty to fund working capital, and the guaranty to fund the Debt Service Reserve under Section 2.10 of the Loan Agreement.

     6.2  Special Covenants of Heartland, Owner and Facility
Operator. Heartland, Owner and Facility Operator, as applicable, shall comply with each of the following covenants:

     a) Neither Owner nor Facility Operator shall incur any indebtedness other than under the Loan Agreement, nor sell the accounts receivable of the Facility.

     b) Owner and Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Owner or Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     c) Facility Operator will examine documents submitted by Manager and render decisions and take action pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work.

     d) Except for acts involving gross negligence or willful disregard of Heartland, Owner or Facility Operator interests, Heartland, Owner and Facility Operator shall jointly and severally indemnify and hold Manager harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation or liability of Heartland, Owner or Facility Operator for any obligations, liability or claim that arises in the course of the business of the Facility.

     e) Heartland, Owner and Facility Operator covenant that Manager shall quietly hold, occupy and enjoy the Facility throughout the term of this Agreement free from hindrance, ejection by Facility Operator or any other party claiming under, through or by right of Facility Operator. Owner will not sell the Facility during the term of this Agreement, nor will the Facility Operator sublease this facility except as is permitted
in writing by Manager.   Facility Operator agrees to pay and
discharge any payments and charges and, at its expense, to prosecute all appropriate actions, judicial or otherwise, necessary to assure such free and quiet occupation.

     f) As long as Heartland, Owner and Facility Operator are indebted to or owe funds to Manager or any affiliate on account unpaid Management Fees, Arrangement Fees, Guaranty Fees or Manager is obligated to make contributions to the Debt Service Reserve or pursuant to the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement or as Manager is obligated under the Continuing Guaranty, or Manager's guarantee of indebtedness owed by Heartland to Claire Y. Lemire, Heartland, Owner and Facility Operator shall not (without the consent of Manager, which may be withheld in its complete discretion) withdraw, lend, pledge or divert any revenues of the Facility otherwise than to the Revenue Account other than as provided in the Financing Documents and shall not act in any manner which interferes with or prevents Manager from withdrawing funds from the Revenue Account to pay amounts owed under the Loan Agreement.

     6.3  Additional Covenants of Facility Operator.  Facility
Operator hereby makes the additional covenants set forth in the Section, which are material covenants and upon which Manager relies as an inducement to enter into this Agreement:

     a) Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     b) Facility Operator will examine documents submitted by Manager and render decisions pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work. Facility Operator shall execute and deliver any and all applications and other documents that may be deemed by Manager to be necessary or proper to be executed by Facility Operator in connection with the Facility, subject to the limitations in this Agreement with respect to the budget and other rights of Facility Operator.

     6.4  Negligence by Manager.  Manager will use its best
efforts to perform its obligations hereunder.   Nevertheless,
Heartland, Owner and Facility Operator expressly release Manager from all acts undertaken in good faith by Manager, unless such acts involve gross negligence or a willful disregard of those parties' interests. Any acts taken by Manager upon the advice of Facility Operator or of Manager's professional consultants will be conclusively deemed to have been taken in good faith and not to have been acts of gross negligence or willful disregard of Heartland's, Owner's or Facility Operator's interests. Manager shall indemnify and hold Facility Operator harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation, liability or claim from an act or acts of Manager's gross negligence.

     6.5 Binding Agreement. The terms, covenants, conditions, provisions and agreements herein contained shall be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

     6.6 Relationship of Parties. Nothing contained in this Agreement shall constitute or be construed to be or to create a partnership, joint venture or lease between Heartland, Owner or Facility Operator and Manager with respect to the Facility. The parties acknowledge that each is an independent entity which has negotiated the terms of, and entered into this Agreement, on an arm's length basis represented by separate legal counsel and that neither is owned or otherwise controlled, directly or indirectly, by the other party. Neither party possesses any ownership or equity interest in the other party and neither party has the power, directly or indirectly to significantly influence or direct the actions or policies of the other party. Each party shall be liable for their own debts, obligations, acts, and omissions, including the payment of all required withholding, social security, and other taxes or benefits on behalf of their respective employees. Manager will not be obligated to advance any of its own funds to or for Facility Operator's account or to incur any liability hereunder unless Facility Operator shall have furnished to Manager funds sufficient for the discharge thereof. The relationship of Manager to Facility Operator is that of an independent contractor, not that of an agent, and nothing contained herein shall be construed to create a relationship of agency between Manager and Facility Operator.

     6.7  Notices.

     a) If Manager shall desire the approval of Facility Operator to any matter, Manager may give written notice to Facility Operator that it requests such approval, specifying in the notice the matter as to which approval is requested and reasonable detail respecting the matter. If Facility Operator shall not respond negatively in writing to the notice within ten
(10) days after the sending thereof (unless some other period for response is specified in this Agreement), Facility Operator shall be deemed to have approved the matter referred to in the notice. Any provision hereof to the contrary notwithstanding, in emergency situations (as determined by Manager), Manager shall not be required to seek or obtain Facility Operator's approval for any actions or omissions which Manager, in its sole judgment, deems necessary or appropriate to respond to such situations, provided Manager promptly thereafter reports such action or omission to Facility Operator in writing.

     b) All notices, demands and requests contemplated hereunder by either party to the other shall be in writing, and shall be delivered by hand, transmitted by cable or telegram, or mailed, postage prepaid, registered or certified mail, return receipt requested or any nationally recognized overnight courier:

     (i) To Heartland, Owner or Facility Operator, by addressing the same to:

          Heartland Healthcare Corporation
          60 Atkinson Lane
          Sudbury, Massachusetts  01776
          Attn:  Gerald Tulman

          with a copy to

          Smith Gambrell & Russell
          Promenade II, Suite 3100
          1230 Peachtree Street, N.E.
          Atlanta, Georgia 30309-3592
          Attn:  Stan Brading


    (ii)  To Manager, by addressing the same to:

          Iatros Health Network, Inc.
          Ten Piedmont Center, Suite 400
          Atlanta, GA 30305
          Attention:  Joseph C. McCarron

          Oasis Healthcare
          250 Boylston Street
          Chestnut Hill, Massachusetts  02167
          Attn:  Scott Schuster

          with a copy to:

          Harkleroad & Hermance, P.C.
          229 Peachtree Street, Suite 2500
          Atlanta, GA 30303
          Attention:  James P. Hermance

or to such other address or to such other person as may be designated by notice given from time to time during the term hereof by one party to the other. Any notice hereunder shall be deemed given three (3) days after mailing, if given by mailing in the manner provided above, or on the date delivered or transmitted if given by hand, cable or facsimile.

     6.8 Entire Agreement; Amendments. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter, and no prior oral or written, and no contemporaneous oral, representations or agreements between the parties with respect to the subject matter of this Agreement shall be of any force and effect. Any additions, amendments or modifications to this Agreement shall be of no force and effect unless in writing and signed by all parties hereto.

     6.9  Governing Law.  This Agreement has been negotiated in part in the State of Georgia, and the terms and provisions hereof and the rights and obligations of the parties hereto shall be construed and enforced in accordance with the laws thereof.

     6.10 Captions and Headings. The captions and headings throughout this Agreement are for convenience and reference only, and the words contained therein shall in no way be held or deemed to define, limit, describe, explain, modify, amplify or add to the interpretation, construction or meaning of any provision of or the scope or intent of this Agreement nor in any way affect this Agreement.

     6.11 Costs and Expenses; Indemnity. Except as otherwise expressly provided herein, all fees, costs, expenses and purchases arising out of, relating to or incurred in the operation of the Facility, including, without limitation, the fees, costs and expenses of outside consultants and professionals, shall be the sole responsibility of Facility Operator. Manager, by reason of the execution of this Agreement or the performance of its services hereunder, shall not be liable for or deemed to have assumed any liability for such fees, costs and expenses, or any other liability or debt of Facility Operator whatsoever, arising out of or relating to the Facility or incurred in its operation, except the salaries of its employees and the expenses and costs incurred at its central administrative offices in the performance of its obligations hereunder and any civil penalties imposed upon the Facility Operator pursuant to OBRA. Manager shall have no obligation to advance any sums required to maintain necessary licenses and permits and to otherwise keep the Facility operating as a nursing center, except as set forth in the Continuing Guaranty, any guaranty of working capital, or Section 2.10 of the Loan Agreement.

     6.12 Liability Limited. No officer or director of Heartland, Owner, Facility Operator or Manager shall have any personal liability hereunder, nor shall Iatros Health Network, Inc. nor any of its affiliated entities other than the parties hereto shall have any obligations whatsoever hereunder.

     6.13 Arbitration of Certain Matters. If any controversy whatsoever should arise between the parties in the payment, performance, interpretation and application of this Agreement, either party may serve upon the other a written notice stating that such party desires to have the controversy reviewed by an arbitrator, who shall be a representative of a firm specializing in the nursing home/assisted living facility sector of medical services. If the parties cannot agree within fifteen (15) days from the service of such notice, upon the selection of such an arbitrator, the arbitrator shall be selected or designated by the American Arbitration Association upon the written request of either party hereto. Arbitration of such controversy, disagreement or dispute shall be conducted in accordance with the rules then in force of the American Arbitration Association and the decision and award of the arbitrator so selected shall be binding upon both parties hereto. BOTH PARTIES HERETO HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY OF ANY CONTROVERSY ARISING HEREUNDER.

     6.14 Access to Books, Record and Documents if Medicare
Payments Received.

     This Section 6.14 is included herein because of the possible application of Section 1861(v)(l)(I) of the Social Security Act to this Agreement. If such Section 1861(v)(l)(I) should not be found applicable to this Agreement under the terms of such Section and the regulations promulgated thereunder, then this Section shall be deemed to not be a part of this Agreement and shall be null and void

     a) Until the expiration of four (4) years after the furnishing of services pursuant to this Agreement, Manager shall, as provided in Section 1861(v)(l)(I) of the Social Security Act, and regulations promulgated thereunder make available, upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, this Agreement, and all books, documents and records of Manager that are necessary to verify the nature and extent of the costs of any services furnished pursuant to this Agreement for which payment may be made under the Medicare Program.

     b) If Manager carries out any of the duties of this Agreement through a subcontract or subcontracts with an aggregate value or cost of $10,000 or more over a twelve (12) month period with a related organization, such subcontract or subcontracts shall contain a clause to the effect that until the expiration of four (4) years after the furnishing of such services pursuant to such subcontract or subcontracts, the related organization shall, as provided in Section 1861(v)(l)(I), make upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, the subcontract or subcontracts, and all books, documents and records of such organization that are necessary to verify the nature and extent of the costs of any services furnished pursuant to such subcontract or subcontracts for which payment may be made under the Medicare Program.

     6.15 Definition of Certain Terms. For purposes of this Agreement all capitalized terms shall have the meanings set forth in this Agreement or the Loan Agreement executed this same day.
     6.16 Severability. If any term or provision of this Agreement or application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of the Agreement shall be valid and enforceable to the fullest extent permitted by law.

     6.17 Waivers. No waiver of any term, provision, or condition of this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be construed as a further and continuing waiver of any such term, provision or condition of this Agreement.

     6.18 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become a binding agreement when one or more counterparts have been signed by each of the parties and delivered to the other party.

     IN WITNESS WHEREOF, the parties hereto have executed, sealed and delivered this Agreement through their duly authorized representatives, as of the day and year first above written.


ATTEST/WITNESS: HEARTLAND HEALTHCARE CORPORATION



___________________________By:________________________________



ATTEST/WITNESS: VCP REALTY LIMITED PARTNERSHIP



___________________________By:________________________________




ATTEST/WITNESS:        VILLA CREST, INC.



___________________________By:________________________________







                  IATROS HEALTH NETWORK, INC.


___________________________By:________________________________
                        Joseph C. McCarron
                     Executive Vice President






                           EXHIBIT A



1.   The Loan Agreement

2.   The Leases

3.   Debt Service Reserve Agreement

4.   The Continuing Guaranty

5.   The Subordination of Management Agreement

6.   The Subordination and Attornment Agreement

7.   The Security Agreement/Facility

8.   Capital Improvement Reserve Agreement

9.   First Refusal Purchase Agreement

10.  Security and Pledge Agreement

11.  Equity Participation Agreement

12.  Collateral Assignment of Partnership Interests

13.  The Stock Purchase and Sale Agreement

14. Other Management Agreements for Properties executed this same date

15. Any other document executed contemporaneously herewith specifying duties of
     Manager with respect to the Facility




                          EXHIBIT 10.4


                      MANAGEMENT AGREEMENT
                         (Epsom Manor)


     THIS AGREEMENT, made and entered into as of the first day of July, 1996, by and between Iatros Health Network, Inc., a corporation organized under the laws of State of Delaware (hereinafter referred to as "Manager") on the one hand, and Epsom Manor, Inc. and Epsom Manor RCLC, Inc., two New Hampshire corporations (together collectively referred to as "Facility Operator"), Epsom Helath Limited Partnership, a New Hampshire limited partnership ("Owner") and Heartland Healthcare Corporation, a Massachusetts non-profit corporation, hereinafter referred to as "Heartland." Certain terms used herein are defined in the last item of this Agreement.

                       W I T N E S E T H:

     WHEREAS, Owner is the owner of a 108 bed licensed nursing center and an 80 unit retirement and congregate facility, both located in Epsom, New Hampshire, together with the equipment, furnishings and other tangible personal property used in connection therewith (together referred to collectively as the "Facility");

     WHEREAS, Owner and Heartland (among others) have borrowed the proceeds of a $25,805,500.00 loan agreement with National Health Investors, Inc. ("NHI") pursuant to the Loan Agreement dated as of this same date (the "Loan Agreement") to purchase the Facility and two other long-term care facilities;

     WHEREAS, Manager has guaranteed repayment of certain payments and agreed to make contributions to certain reserves and accounts under certain circumstances as specified in the Loan
Agreement;

     WHEREAS, Owner has leased the Facility to the Facility
Operator who operates the Facility;

     WHEREAS, Facility Operator wishes to retain the services of Manager as manager of the Facility; and

     WHEREAS, Manager is willing to perform such services with regard to the management, operation, maintenance, marketing, and servicing of the Facility (the "Management Services"), upon the terms and subject to the conditions contained herein.

     NOW, THEREFORE, in consideration of the foregoing and of the full and faithful performance of all the terms, conditions, and obligations herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Manager and Facility Operator, Owner and Heartland intending to be legally bound hereby, agree as follows:


                           ARTICLE I

       OPERATING TERMS AND APPOINTMENT AND EMPLOYMENT OF
     MANAGER AS AGENT AND GENERAL MANAGER OF THE FACILITIES

     1.1 Term. The term of this Agreement shall commence on the date hereof and shall continue for fifteen (15) calendar years from that date, subject to earlier termination as set forth in
Article V hereof. If a party to this Agreement desires to enter into a new management agreement at the end of its fifteen (15) year term, it shall give sixty (60) days prior written notice of such fact to the other party to facilitate negotiation of the new management agreement.

     1.2 Employment of General Manager. Facility Operator hereby appoints and employs Manager as operating manager of the Facility, and Manager agrees to act as operating manager of the Facility, to supervise and direct the day-to-day business activities, management and operation and repair of the Facility and all phases of its operation in the name of and on behalf of Facility Operator and the Owner and for its account during the term of this Agreement upon the terms and conditions hereinafter stated. Manager shall be responsible for managing the Facility and all of its assets and services with the same degree of diligence and skill as is customary in the nursing facility industry and as is employed by the Manager or its affiliates in the management of similar homes, in full compliance with all obligations imposed on Facility Operator which are known to, or disclosed to Manager by Facility Operator in writing, including the obligations under those documents listed in Exhibit A, attached hereto (the "Financing Documents"). Facility Operator will deliver to Manager concurrent with the execution hereof all of the Financing Documents. Manager confirms that it has reviewed drafts of the Financing Documents and will comply with all of its obligations in the Financing Documents, and will use its best efforts to enable the Facility Operator to comply with all of its obligations under such Financing Documents. Manager shall, subject to compliance of Facility Operator with its obligations hereunder and under applicable laws and regulations, do all things as may be required to maintain and preserve all necessary licenses, permits and approvals to operate the Facility so as to substantially comply with all applicable laws, rules and regulations and, when applicable and desired by Facility Operator, to make the Facility eligible for participation in any government reimbursement program which may be developed during the term of this Agreement; provided, however, that Manager shall not be required to expend its own funds for any costs of operating or repairing the Facility except as otherwise provided herein, or except as provided in the Financing Documents. Manager shall not be deemed to be in violation of this Agreement if it is prevented from performing any of its obligations hereunder for any reason beyond its control including, without limitation, strikes, lockouts, acts of God, unforeseen changes in statutes, regulations or rules of appropriate governmental or other regulatory authorities, so long as Manager attempts diligently to overcome such obstacles. Manager makes no warranties, express or implied, and shall not assume any financial or other responsibilities in connection with its obligations hereunder, except as hereinafter specifically provided.

     1.3 Retention of Control by Facility Operator. Facility Operator and Owner shall at all times continue to exercise control over the assets and operations of the Facility, and Manager shall perform its responsibilities as described in this Agreement in accordance with policies, directives and bylaws adopted by Facility Operator and Owner and communicated in writing to Manager and pursuant to a Budget adopted hereunder, and except as may affect repayment of obligation under the Loan Agreement. By entering into this Agreement, Facility Operator and Owner do not delegate to Manager any of the powers, duties and responsibilities vested in the Facility Operator or Owner by law, or by their respective organization documents. Facility Operator may, according to the terms of this Agreement, in writing direct Manager to implement policies for the Facility and may adopt as policy for the Facility, recommendations and/or proposals made by Manager. Whenever this Agreement calls for the approval of Facility Operator, such approval shall be expressed in writing executed by a duly authorized officer or director of Facility Operator or by action of the board of directors of Facility Operator evidenced by the minutes of the board of directors, and such approval shall not be unreasonably withheld or delayed. In the absence of specific written direction from Facility Operator, Manager shall be entitled to rely upon its prudent business judgment.

     1.4 Management Services to be Provided by Manager. In connection with such supervision, direction and management, Manager shall use its best reasonable efforts to perform or cause to be performed, the following services within the confines of an Initial Budget and an Annual Budget, subject to budgetary overruns which may occur due to events beyond Manager's control.

     During the terms of this Agreement, Manager shall as agent and on behalf of Facility Operator and Owner, manage all aspects of the operation of the Facility, including, but not limited to, the provision of assistance with activities of daily living to residents of the Facility, staffing, accounting (but not audit), billing, collections, setting of rates and charges and general on-site administration. In connection therewith, Manager (either directly or through supervision of employees of the Facility) shall use its best efforts to:

          1) Select, employ, supervise and train on behalf of Facility Operator and Owner, an adequate staff, as required by law and subject to availability, of nurse aides, office and other employees, including an administrator for the Facility ("Administrator") and promote, direct, assign and discharge all such employees on behalf of Facility Operator at Manager's sole discretion. All such employees shall be employees of Facility Operator or the Owner and carried on the payroll of the Facility and shall not be deemed employees or agents of Manager. Except as otherwise agreed to by Facility Operator, all personnel not involved in the day-to-day operation of the Facility shall be employees of Manager;

          2) Institute and amend from time to time, subject to any policy disclosed by Facility Operator pursuant to
          Section 1.3, general salary scales, personnel policies and appropriate employee benefits for all employees;

          3) Issue appropriate bills for services and materials furnished by the Facility and use its best efforts to collect accounts receivable and monies owed to the Facility and deposit such monies in suitable accounts, design and maintain accounting, billing, resident and collection records; and prepare and file insurance and any and all other necessary or desirable applications, reports and claims related to revenue production. Facility Operator and Owner hereby grant Manager the right to enforce either of their rights as creditor under any contract relating to the Facility or in connection with rendering any services at the Facility for purposes of collecting accounts receivable and monies owed the Facility;

          4) Plan, supervise and conduct a program of regular maintenance and repair pursuant to an approved Budget, except that any single physical improvement (other than approved budgeted maintenance and repair) costing more than Ten Thousand Dollars ($10,000.00) shall be subject to the prior approval of Facility Operator;

          5) Purchase all necessary food, beverage, medical, cleaning and other supplies, equipment, furniture and furnishings for the operation and maintenance of the Facility and contract for all necessary services for
          the account of Facility Operator and Owner.   The
          purchase of any single item of equipment, furniture or furnishings (other than approved budgeted items) which costs more than Ten Thousand Dollars ($10,000.00) shall also be subject to the approval of Facility Operator;

          6)   Administer, supervise and schedule all resident
          and other services of the Facility.   All providers
          affiliated with the Manager shall be identified;

          7) Provide for the orderly and timely payment of accounts payable, employee payroll, taxes, insurance premiums and all other obligations of the Facility on behalf of Facility Operator and Owner and assist Facility Operator in making provision for the orderly payment of amounts due on any obligations and other indebtedness. Notwithstanding the foregoing, this shall not create an obligation for Manager to fund such payments;

          8) Institute written standards and procedures, for admitting and discharging residents, for charging residents for services and for collecting the charges from the residents (or residents' relatives or other third parties);

          9) Furnish to Facility Operator for review, any and all policy and procedure manuals needed with reference to the operation of the Facility and propose revisions to said policy manuals as is needed from time to time to assure, to the best of Manager's ability, that the Facility complies with all applicable local, state and federal laws, regulations and requirements (provided that the foregoing does not constitute a guaranty of the same by Manager). A copy of such manuals shall be kept at the Facility at all times;

          10) Obtain and maintain (subject to market conditions) insurance coverage for the Facility naming Facility Operator, Owner, Manager, or such other persons as insureds, in such amounts and of such types as may be
          required under the Loan Agreement.   Manager shall use
          reasonable best efforts to have Facility Operator and Owner named as additional insureds under medical malpractice coverage policies of any physician or any other licensed practitioner employed or under contract
          with the Facility.   Facility Operator and Owner may,
          at their sole option, arrange for any other insurance as they determine to be necessary;

          11) Negotiate and enter into, in the name of and on behalf of Facility Operator and Owner, such agreements, contracts for professional services, consultants, or attorneys, and orders as it may deem necessary or advisable for the furnishings of services, concessions and supplies for the operation and maintenance of the Facility, subject to Facility Operator's approval for all agreements or contracts for services or supplies that exceed the Budget by Ten Thousand Dollars ($10,000.00) per year;

          12) Negotiate and settle all employee relation matters, union and non-union, and negotiate on behalf of Facility Operator and Owner (and in conjunction with Facility Operator's counsel or other representative) with any labor union lawfully entitled to represent employees of Facility Operator and Owner who work at the Facility, but any collective bargaining agreement or labor contract that raises the cost of such labor by more than $50,000 per year beyond the amount for such labor in the Budget must be submitted to Facility Operator for its approval;

          13) Manager shall assist Facility Operator in maintaining all licenses, certifications and permits in the name of Facility Operator and Owner, all as required for the operation of the Facility;

          14) Maintain an accounting and internal control system using accounts and classifications consistent with those used in similar facilities in the geographical area of the Facility, including suitable books of control and account as are necessary in order to comply with all state and federal standards, rules and regulations;

          15) Manager shall be responsible for the coordination of such ancillary services, including but not limited to, speech therapy, occupational therapy, inhalation therapy, physical therapy and rental of equipment, as Manager may deem reasonable, necessary or desirable in connection with the operation of the Facility. Manager shall select such consultants in connection therewith;

          16) Prepare all certifications required to be prepared by the Manager under any document executed by the Facility Operator, Owner or Heartland in connection with the Financing Documents;

          17) Establish charges for medical, nursing and other health care services, and credit policies;

          18) Perform or supervise the performance of all record keeping functions so that Facility Operator and Owner may meet the record keeping requirements of the Financing Documents and all applicable statutes, rules or regulations of governmental agencies;

          19) Solicit bids for architectural, engineering, and construction services in connection with appropriate capital improvements to the Facility, evaluate contracts for such services, award contracts for such capital improvements, and oversee the construction of such capital improvements; and

          20) Repair and maintain the Facility as may be reasonable and necessary for the proper maintenance and operation thereof, including but not limited to proper handling and addressing of all environmental issues.


     All costs of facilitating and implementing the above activities and services which are to be supervised by Manager shall be borne by Facility Operator and Owner and provided at Facility Operator's and Owner's sole cost and expense.

     Notwithstanding any of the above provisions, in the event of any emergency requiring prompt action for the protection and safety of the Facility or the residents and staff therein or for the protection of the Facility operating licenses, Manager shall be entitled to take necessary action without prior approval, following which a report of the occasion for such action and the action taken shall be made to Facility Operator within a reasonable period thereafter.

     1.5 Budget. Not less than thirty (30) days before the end of each fiscal year of the Facility, Manager shall submit to Facility Operator a reasonable annual budget covering the operations of and proposed capital expenditures to be made with respect to the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget which shall be submitted to the Facility Operator within 60 days after the execution of this Agreement) and designed to cover, to the extent possible under then existing reimbursement policies and other conditions, the projected requirements under the Financing Documents, all Costs of Operations (as defined in Section 1.7(b) hereof) and other fees and expenses, as well as anticipated expenditures for the purchase of capital assets and for capital improvements to operate and maintain the Facility. Each annual budget shall include the following:

     a) Capital Expenditures. A capital expenditure budget for the Facility outlining a program of capital expenditures and major repairs as may be required by applicable law (a "mandatory capital expenditure") or desirable in Manager's best reasonable business judgment for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget) (a "desirable capital expenditure"), on a per annum basis, in which each proposed expenditure will be designated as either mandatory or desirable. Facility Operator may approve or reject in its discretion, each proposed capital expenditure, except those required by law, which shall be approved by Facility Operator, and those in Manager's best reasonable business judgment as being necessary and appropriate, to which Facility Operator shall not unreasonably withhold or delay its consent. If Facility Operator has not notified Manager of its rejection of a proposed capital expenditure budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the capital expenditure
budget.   Manager shall be responsible for designating as a
"mandatory capital expenditure" any such expenditure which, if not made would in Manager's judgment, result in a Facility losing its license (or, if applicable, becoming ineligible under any third party payor program applicable to that Facility) or the issuance of a formal notice that the operating license for any of the Facility or any substantial portion thereof will be qualified in any material respect or placed on a conditional or provisional status, revoked or suspended.

     b) Operating Budget. Budgets for the Facility setting forth an estimate of operating revenues and expenses for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, together with an explanation of anticipated changes in facility utilization, charges to residents, payroll rate and positions, non-wage cost increases, or to a third party payor, and all other factors differing significantly from the current year. If Facility Operator has not notified Manager of its rejection of a proposed operating budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the proposed operating budget.

     c) Cash Flow Projections. If NHI (or any lender to the Facility) so requests, Manager shall prepare, projections of cash receipts and disbursements for the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, based on the proposed operating and capital budgets, together with recommendations as to the use of projected cash flow in excess of short-term operating requirements and/or as to the sources and amounts of additional cash flow that may be required to meet operating requirements and capital requirements.

     It is understood that any budget is an estimate and target only and that unforeseen circumstances may make adherence to the budget impracticable, and Manager shall be entitled to make insignificant departures therefrom or departures therefrom due to such causes upon fully explaining such unforeseen circumstances to Facility Operator.

     An "insignificant departure" shall mean any expenditure in the aggregate that exceeds the amount of the Budget by less than two (2%) of the total annual applicable Budget for the Facility.
     As approved, each annual budget will be referred to herein as an "Annual Budget" and the initial budget will be referred to herein as the "Initial Budget."

     1.6  Reports.

     a) Manager shall prepare and deliver to Facility Operator such reports or financial statements as may be required by NHI
(or any lender to the Facility) within the time period prescribed by NHI (or such other lender).

     b) Manager shall schedule management meetings to be attended by representatives of both Manager and Facility
Operator, no more frequently than quarterly. Manager shall provide such other reports, including cost comparison reports, from time to time, but in no event more frequently than once each calendar quarter.

     c) Manager shall make available to Facility Operator for inspection during normal business hours and copying by Facility
Operator upon request and at Facility Operator's expense, all books, records, financial data relating to the Facility.

     d) Manager shall notify Facility Operator immediately of the start of a survey and shall provide Facility Operator with copies of all licensure inspections conducted at any of the Facility immediately upon receipt, but in no event later than three (3) business days after they are received by the Manager or the Facility.

     1.7  Bank Accounts and Working Capital.

     a) Except as otherwise provided in the Financing Documents, Manager, in the Facility's name and on behalf of Facility Operator and Owner, shall supervise the deposit of all funds received from the operations of the Facility into a bank account for the Facility (the "Revenue Account") established in Facility Operator's name. Manager is permitted and authorized to collect all monies owed the Facility Operator and Owner and deposit such monies into the Revenue Account or to sell such receivables on such terms as Manager deems appropriate. The Manager shall supervise the disbursements from the Revenue Account on behalf of Facility Operator of such amounts and at
such times as the same are required.   Manager is permitted and
authorized by Facility Operator, Owner and Heartland to make payments to NHI of the Monthly Interest Payments, payments to reserve accounts or working capital accounts, and other payments to NHI under the Financing Documents from this account. Manager shall discharge such supervisory responsibilities in accordance with reasonable and customary business standards and practices. Facility Operator and Owner shall have the obligation of providing funds for all capital assets (including personal property and equipment and improvements to the Facility) required
(i) for the efficient operation of the Facility, (ii) by the rules and regulations of any government authority, (iii) to maintain the operating licenses of the Facility and the certification and provider agreements for the Facility under the applicable Medicaid programs, and (iv) to maintain the Facility in a good condition competitive with the standard and quality of other similar facilities. Facility Operator shall provide sufficient working capital for the operation of the Facility and otherwise and shall deposit such working capital in the Revenue Account from time to time upon request of Manager, unless required to do otherwise under the Financing Documents. Except as otherwise provided in the Financing Documents, all costs and expenses incurred in the operation of the Facility shall be paid out of the Revenue Account. Manager shall designate the signatory or signatories required on all checks or other documents of withdrawal on the Revenue Account. Manager shall have the right to change the authorized signatories for the Revenue Account without the prior notice to or approval from any other party. Manager shall not withdraw any monies from the Revenue Account to pay any item other than budgeted capital expenditures and the Cost of Operations of the Facility and otherwise than in accordance with any other agreement executed contemporaneously herewith in respect of the Facility.

          b) The Costs of Operations shall mean all costs and expenses incurred in, arising out of or related to the operation of the Facility, including, without limiting the generality of the foregoing, (i) wages, salaries, and benefits of the staff of the Facility and related payroll taxes, and other related costs
(ii) the costs of repairs to and maintenance of the Facility (but not the cost of capital improvement or capital assets), (iii) all premiums, charges and other costs and expenses for insurance with respect to the Facility and the operations thereof, (iv) all taxes payable with respect to the Facility or the income thereof or goods or services purchased thereby, (v) expenses and costs incurred in connection with the purchase of necessary services and supplies, the furnishing of utilities to the Facility, and other necessary services and supplies provided by independent contractors and other third parties, (vi) rental payments on operational leases, (vii) amounts specified in the operating Budget, (viii) payment of Monthly Interest Payments under the Loan Agreement, and (ix) the Management Fee. Notwithstanding the foregoing, amortization of deferred expenses, depreciation and bad debt allowances and other reserves shall not be included in the Costs of Operation.

     c) The Revenue Account may not be used to pay debt service on any Subordinated Payables (as defined in the Subordination
Agreement), except as permitted in the Subordination Agreement.

     1.8  Licenses, Permits and Certifications.

     a) Manager shall use its reasonable best efforts to assist Facility Operator and Owner in applications for, in the name of the Facility Operator and Owner, and to obtain and maintain, on behalf of Facility Operator and Owner, all necessary licenses, permits, consents, approvals and certifications from all governmental agencies which have jurisdiction over the operation of the Facility.

     b) Neither Facility Operator nor the Owner nor Manager shall knowingly take any action or fail to take any action which may cause any governmental authority having jurisdiction over the operation of the Facility to institute any proceeding for the suspension, rescission or revocation of any necessary license, permit, consent or approval. Manager shall not knowingly take any action or fail to take action which may materially adversely affect the amount of and Facility Operator's right to accept and obtain payments under any public or private third party medical payment program.
     c) Facility Operator and Owner shall comply with all applicable federal, state and local laws, rules and regulations and requirements, provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by appropriate legal proceedings, the validity or application of any law, ordinance, rule, ruling, regulation, or requirement of any governmental agency having jurisdiction over the operation of the Facility. Manager, after having been given written notice, shall cooperate with Facility Operator with regard to the contest, and Facility Operator shall pay all reasonable attorneys' fees incurred with regard to the contest from the Revenue Account. Counsel for any such contest shall be selected by Manager. Manager shall, with the consent of Facility Operator, process all third party payment claims for the services provided at the Facility, including, without limitation, contest to the exhaustion of all applicable administrative proceedings or procedures, adjustment and denials by governmental agencies or their fiscal intermediaries as third party payors.

     d) Facility Operator and Owner shall comply with all federal, state and local laws, rules, regulations and requirements which are applicable to Facility Operator and Owner provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by proper legal proceedings the validity, so far as applicable to it, of any such law, rule, regulation or requirement, provided that such contest shall not result in a suspension of operations of the Facility, and provided further, Facility Operator shall not be deemed to be in breach of this covenant if its failure to comply with any such law, rule, regulation or requirement is the result of a failure by Manager to comply with its obligations hereunder. Facility Operator and Owner shall send notice immediately, but in any event, within three (3) business days of any notice from any governmental authority or any other regulator regarding the Facility, and shall send copies of any filing with such authorities to Manager.

     1.9 Administrator and Health Service Coordinator. Manager shall, from time to time as necessary, recruit for the Facility a Qualified Administrator and a Director of Nursing Services. The Qualified Administrator and the Director of Nursing Services are herein referred to as the "Key Employees." The Key Employees may be employees of, and be compensated by Manager; provided, however, if the Key Employees are employees of Manager, Facility Operator shall reimburse Manager for all reasonable compensation, including salary, fringe benefits, bonuses, and reasonable business expense reimbursements approved as shown in a Budget or otherwise by Manager and Facility Operator, payable to the Key Employees. The term "fringe benefits" shall include, without limitation, employer's FICA payments, unemployment compensation and other employment taxes, bonuses, vacation, personal and sick leave benefits, worker's compensation, group life, health and accident insurance premiums and disability and other benefits. The compensation, including fringe benefits, payable to the Key Employees shall be reasonable and in line with compensation payable by other assisted living operators to administrators and health service coordinators of like facilities in the Facility's market area, shall be budgeted pursuant to Section 1.5(b) hereof and shall be paid or reimbursed from the Revenue Account. Any reimbursement to Manager on account of any Key Employee shall not be subject to the Subordination of Management Agreement, but shall be an operating expense of the Facility.

     1.10 Government Regulations. Manager agrees to use its best reasonable efforts to operate and maintain the Facility in substantial compliance with the requirements of any statute, ordinance, law, rule, regulation or order of any governmental or regulatory body having jurisdiction over the Facility and with all orders and requirements of the local board of fire underwriters or any other body which may exercise similar functions.

     1.11 Quality Controls. Manager shall activate and maintain on a continuing basis, a Quality Assurance Program ("QAP"), including a safety program that meets all OSHA standards, in order to provide objective measurements of the quality of resident services, provided at the Facility and in connection therewith shall utilize inspections and other techniques as deemed appropriate.

     1.12 Staff Specialists. In addition to the other managerial services provided herein, Manager shall make available to the Facility for consultation and advice, when necessary, specialists in such fields as accounting, budgeting, dietary services, janitorial and housekeeping, management, maintenance, nursing, personnel, pharmacy operations, purchasing, quality assurance, policies and procedures, and third party reimbursements.

     1.13 Tax Returns and Regulatory Filings. Owner shall receive copies of all annual tax returns or regulatory filings at the same time that said returns or reports are filed.

     1.14 Taxes. Any federal, state or local, taxes, assessments or other governmental charges imposed on the Facility and arising from Owner's period of ownership are the obligations of Facility Operator or Owner, not of Manager, and shall be paid out of the Revenue Account of the Facility. With the Facility Operator's prior written consent, Manager may contest the validity or amount of any such tax or imposition on any Facility in the same manner as described in Section 1.8(c) hereof. Manager shall cause all social security and federal and state income tax withholding and other employee taxes which may be due and payable to be paid from the revenues of the Facility before the payment of any other expenses therefrom.

     1.15 Non-Diversion of Residents Manager covenants that it will not permit residents of the Facility to be moved to other nursing centers owned or managed by it or any affiliate thereof, or divert persons seeking admission as residents into the Facility to such other facility, unless the special needs of such residents cannot be met at the Facility or unilaterally requested by such person or unless the Facility is full.

     1.16 Financial Reports.  The Manager shall provide the
Facility Operator with copies of such financial reports as are required by NHI (or any other lender to the Facility).

     1.17 Land Use Restrictions. Manager shall use its best efforts to ensure that the Facility comply with any land use restrictions currently in effect for the property of the Facility.

     1.18 Heartland's, Owner's and Facility Operator's Indemnification of Manager. From and after the date of this Agreement, Heartland, Owner and Facility Operator agree jointly and severally to reimburse, indemnify and hold harmless Manager against and in respect of (i) any and all debts, liabilities or obligations of the Facility Operator pertaining to the Facility,
(ii) all damages, losses, deficiencies, liabilities, costs and expenses incurred or suffered by Manager that result from, relate to or arise out of (A) any misrepresentation, breach of warranty or nonfulfillment of any agreement or covenant on the part of Heartland, Owner or Facility Operator hereunder or from any misrepresentation in or omission from any certificate, schedule, statement, document or instrument furnished to Manager pursuant hereto, (B) any of the matters referred to in subparagraph (i) above, or (C) any claim by any third party alleging that the execution, delivery or performance of this Agreement breaches any duty or obligations of the parties hereto to such third party or contravenes any rights or any such third party and (iii) any and all actions, suits, claims, proceedings, investigations, demands, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses of investigation) incident to any of the foregoing or to the enforcement of this Section.


                           ARTICLE II

     2.1  Management Fee.

     a) Each month during the term hereof, Manager shall receive from Facility Operator, and Facility Operator shall pay to Manager, as the amount due for the services being provided pursuant to this Agreement, a fee (the "Management Fee") consisting of a base fee (the "Base Management Fee"), plus an incentive payment (the "Incentive Management Fee").

     The Base Management Fee shall be that amount equal to four
(4%) of the Total Operating Revenue for the current year,

     The Incentive Management Fee shall be that amount equal to four (4%) percent of the Total Operating Revenues of the Facility.

     b)   Under no circumstances shall the Incentive Management
Fee for any month exceed the remainder obtained by subtracting one dollar ($l) from the Base Management Fee for such month.

     c) In the event it should be determined following the payment of any Management Fee or accrual of any Management Fee in favor of Manager that the amount of Total Operating Revenues for the period in question was greater or lesser than the amount of Total Operating Revenues on which such amount of Management Fee was calculated, then the parties shall account to each other promptly for any resulting overpayment or over accrual or underpayment or under accrual of incentive payments.

     For purposes of this Agreement, the term "Total Operating Revenue" shall mean all operating revenues, including all routine and ancillary revenues net of any provisions from third party payor contracts of Owner and Facility Operator from any source whatsoever, determined in accordance with generally accepted accounting principles.

     2.2  Payment of Management Fees.   Payment shall be made
monthly, in arrears, by the fifth (5th) day of the next succeeding month commencing on August 5, 1996. Payments due on an non-business day may be paid the next business day.

     2.3 Subordination. Facility Operator and Manager agree that as to payment of the Management Fee, the terms and provisions of that certain Subordination of Management Agreement of even date herewith, between Facility Operator and Manager shall, to the extent of any inconsistency, supersede the terms and conditions of this Agreement.


                          ARTICLE III

       OTHER TRANSACTIONS WITH MANAGER OR ITS AFFILIATES

3.1 Transactions with Manager and its Affiliates. Except for those certain agreements executed simultaneously herewith, and obligations taken thereunder notwithstanding anything else herein contained, Manager may, with full disclosure by Manager of such affiliation and interest, cause Facility Operator or Owner to enter into any contract with Manager or any affiliate thereof for services required to be provided by Manager under this Agreement, or pay any fee to Manager or its affiliates. Manager agrees that it will not request Facility Operator to enter into any contract with any affiliate of Manager unless that contract is no less favorable to Facility Operator or Owner than could be obtained by the Facility Operator or Owner in an arm's length transaction with a third party.


                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES

     4.1 Representations and Warranties of Heartland, Owner and Facility Operator. Heartland, Owner and Facility Operator make the following representations and warranties which are material representations and warranties upon which Manager relies as an inducement to enter into this Agreement:

     a) Status. Heartland is a non-profit corporation, duly organized and validly existing in good standing under the laws of the State of Massachusetts. Owner is limited partnership duly organized and validly existing in good standing under the laws of the State of New Hampshire. Facility Operator is a corporation duly organized and validly existing in good standing under the laws of the State of New Hampshire. Heartland, Owner and Facility Operator have all necessary power to carry on their business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Heartland, Owner and Facility Operator have full power and authority to execute and to deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Heartland's, Owner's or Facility Operator's Articles of Incorporation, Bylaws or Partnership Agreement; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which any such entity is now a party or by which any such entity or any of their assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Heartland, Owner and Facility Operator, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Heartland, Owner or Facility Operator, threatened against any of such parties, their properties or business which seeks to enjoin or prohibit any of them from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Heartland, Owner or Facility Operator.

     d)   Ownership of Facility.  The Facility is owned by Owner.

     e) Compliance with Applicable Law. The Facility is currently operating in compliance with all applicable laws, rules and regulations.

     f) Disclosure. No agreement, representation, warranty or covenant contained in this Agreement or in any statement or other document required to be delivered by Heartland, Owner or Facility Operator hereunder contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

     4.2 Representations and Warranties of Manager. Manager makes the following representations and warranties which are material representations and warranties upon which the other parties rely as an inducement to enter into this Agreement:

     a) Status of Manager. Manager is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware, and has all necessary power to carry on its business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Manager has full power and authority to execute and deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Manager's Articles of Incorporation or By-Laws; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which Manager is now a party or by which Manager or any of its assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Manager, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Manager, threatened against Manager, its properties or business which seeks to enjoin or prohibit it from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Manager.


                           ARTICLE V

                          TERMINATION

     5.1  Termination for Cause.

     a) If any party is dissolved or liquidated, or shall apply for or consent to the appointment of a receiver, trustee or liquidator of it or all or a substantial part of its assets, file a voluntary petition in bankruptcy, make a general assignment for the benefit of creditors, file a petition or an answer seeking reorganization or arrangement with creditors or to take advantage of any insolvency law, or if an order, judgment or decree shall be entered by a court of competent jurisdiction, on the application of a creditor, adjudicating said party as bankrupt or insolvent or approving a petition seeking reorganization of said party or appointing a receiver, trustee or liquidator for said party or all or a substantial part of its assets, and such order, judgment or decree shall continue unstated and in effect for any period of ninety (90) consecutive days, then in case of any such event, the term of this Agreement shall expire, at the other party's option, on five (5) days written notice.

     b) Facility Operator shall have the right to terminate this Agreement at any time if because of Manager's acts or omissions: (i) there has been a formal notice the operating license for the Facility or any substantial portion thereof will be qualified in any substantial respect or placed on a conditional or provisional status, revoked or suspended which is not rescinded, vacated or stayed by action of Manager, (or otherwise) within thirty (30) days of its issuance, unless Manager has diligently pursued such cure; (ii) Manager shall have caused to occur an Event of Default under the Financing Documents, which event of default is not cured within thirty (30) days after Manager's receipt of notice of such event;

     c) Manager shall have the right to terminate (i) upon failure to pay Management Fee for thirty (30) days unless the nonpayment is the result of the provisions of the Subordination of Management Agreement, provided, however, that the Facility Operator has the right to cure such failure to pay during such thirty (30) day period, (ii) upon a termination of any management agreement to which Manager and Heartland are both parties.

     d) Notwithstanding anything else herein contained, neither party shall have the right to terminate this Management Agreement as a result of any of the reasons set forth in clauses (b) or (c) above, if: (i) the acts or omissions of the party seeking the termination materially contribute to the reason for termination; or (ii) the event is caused by strikes, other labor disturbances, fires, windstorm, earthquake, arbitrary and capricious action by third party payors, war or other state of national emergency, terrorism, or acts of God, or other events not the fault of either party, in which negligence of the party sought to be terminated is not a materially contributing factor to the occurrence of such event.

     5.2  Effect of Termination.

     a) Heartland, Owner and Facility Operator agree that in the event this Agreement should be terminated for any reason, Heartland, Owner and Facility Operator jointly and severally agree to repay in full all fees and indebtedness owned by Heartland, Owner or Facility Operator to Manager.

     b) Upon termination of Manager or the Management Agreement for any reason whatsoever, Manager shall be released from its obligations pursuant to the Guaranty Agreement, any obligations to contribute to the Debt Service Reserve under the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement.


                           ARTICLE VI

                    MISCELLANEOUS COVENANTS

     6.1  Assignment.

     Facility Operator shall not assign its rights and/or obligations under this Agreement without prior written consent of Manager. Manager shall not assign its rights and/or obligations under this Agreement except to a wholly-owned subsidiary, provided, however, that after such assignment Manager shall remain fully liable for (i) all obligations of the Manager hereunder and (ii) all of its obligations under the Continuing Guaranty, any guaranty to fund working capital, and the guaranty to fund the Debt Service Reserve under Section 2.10 of the Loan Agreement.

     6.2  Special Covenants of Heartland, Owner and Facility
Operator. Heartland, Owner and Facility Operator, as applicable, shall comply with each of the following covenants:

     a) Neither Owner nor Facility Operator shall incur any indebtedness other than under the Loan Agreement, nor sell the accounts receivable of the Facility.

     b) Owner and Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Owner or Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     c) Facility Operator will examine documents submitted by Manager and render decisions and take action pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work.

     d) Except for acts involving gross negligence or willful disregard of Heartland, Owner or Facility Operator interests, Heartland, Owner and Facility Operator shall jointly and severally indemnify and hold Manager harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation or liability of Heartland, Owner or Facility Operator for any obligations, liability or claim that arises in the course of the business of the Facility.

     e) Heartland, Owner and Facility Operator covenant that Manager shall quietly hold, occupy and enjoy the Facility throughout the term of this Agreement free from hindrance, ejection by Facility Operator or any other party claiming under, through or by right of Facility Operator. Owner will not sell the Facility during the term of this Agreement, nor will the Facility Operator sublease this facility except as is permitted
in writing by Manager.   Facility Operator agrees to pay and
discharge any payments and charges and, at its expense, to prosecute all appropriate actions, judicial or otherwise, necessary to assure such free and quiet occupation.

     f) As long as Heartland, Owner and Facility Operator are indebted to or owe funds to Manager or any affiliate on account unpaid Management Fees, Arrangement Fees, Guaranty Fees or Manager is obligated to make contributions to the Debt Service Reserve or pursuant to the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement or as Manager is obligated under the Continuing Guaranty, or Manager's guarantee of indebtedness owed by Heartland to Claire Y. Lemire, Heartland, Owner and Facility Operator shall not (without the consent of Manager, which may be withheld in its complete discretion) withdraw, lend, pledge or divert any revenues of the Facility otherwise than to the Revenue Account other than as provided in the Financing Documents and shall not act in any manner which interferes with or prevents Manager from withdrawing funds from the Revenue Account to pay amounts owed under the Loan Agreement.

     6.3  Additional Covenants of Facility Operator.  Facility
Operator hereby makes the additional covenants set forth in the Section, which are material covenants and upon which Manager relies as an inducement to enter into this Agreement:

     a) Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     b) Facility Operator will examine documents submitted by Manager and render decisions pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work. Facility Operator shall execute and deliver any and all applications and other documents that may be deemed by Manager to be necessary or proper to be executed by Facility Operator in connection with the Facility, subject to the limitations in this Agreement with respect to the budget and other rights of Facility Operator.

     6.4  Negligence by Manager.  Manager will use its best
efforts to perform its obligations hereunder.   Nevertheless,
Heartland, Owner and Facility Operator expressly release Manager from all acts undertaken in good faith by Manager, unless such acts involve gross negligence or a willful disregard of those parties' interests. Any acts taken by Manager upon the advice of Facility Operator or of Manager's professional consultants will be conclusively deemed to have been taken in good faith and not to have been acts of gross negligence or willful disregard of Heartland's, Owner's or Facility Operator's interests. Manager shall indemnify and hold Facility Operator harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation, liability or claim from an act or acts of Manager's gross negligence.

     6.5 Binding Agreement. The terms, covenants, conditions, provisions and agreements herein contained shall be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

     6.6 Relationship of Parties. Nothing contained in this Agreement shall constitute or be construed to be or to create a partnership, joint venture or lease between Heartland, Owner or Facility Operator and Manager with respect to the Facility. The parties acknowledge that each is an independent entity which has negotiated the terms of, and entered into this Agreement, on an arm's length basis represented by separate legal counsel and that neither is owned or otherwise controlled, directly or indirectly, by the other party. Neither party possesses any ownership or equity interest in the other party and neither party has the power, directly or indirectly to significantly influence or direct the actions or policies of the other party. Each party shall be liable for their own debts, obligations, acts, and omissions, including the payment of all required withholding, social security, and other taxes or benefits on behalf of their respective employees. Manager will not be obligated to advance any of its own funds to or for Facility Operator's account or to incur any liability hereunder unless Facility Operator shall have furnished to Manager funds sufficient for the discharge thereof. The relationship of Manager to Facility Operator is that of an independent contractor, not that of an agent, and nothing contained herein shall be construed to create a relationship of agency between Manager and Facility Operator.

     6.7  Notices.

     a) If Manager shall desire the approval of Facility Operator to any matter, Manager may give written notice to Facility Operator that it requests such approval, specifying in the notice the matter as to which approval is requested and reasonable detail respecting the matter. If Facility Operator shall not respond negatively in writing to the notice within ten
(10) days after the sending thereof (unless some other period for response is specified in this Agreement), Facility Operator shall be deemed to have approved the matter referred to in the notice. Any provision hereof to the contrary notwithstanding, in emergency situations (as determined by Manager), Manager shall not be required to seek or obtain Facility Operator's approval for any actions or omissions which Manager, in its sole judgment, deems necessary or appropriate to respond to such situations, provided Manager promptly thereafter reports such action or omission to Facility Operator in writing.

     b) All notices, demands and requests contemplated hereunder by either party to the other shall be in writing, and shall be delivered by hand, transmitted by cable or telegram, or mailed, postage prepaid, registered or certified mail, return receipt requested or any nationally recognized overnight courier:

     (i) To Heartland, Owner or Facility Operator, by addressing the same to:

          Heartland Healthcare Corporation
          60 Atkinson Lane
          Sudbury, Massachusetts  01776
          Attn:  Gerald Tulman

          with a copy to

          Smith Gambrell & Russell
          Promenade II, Suite 3100
          1230 Peachtree Street, N.E.
          Atlanta, Georgia 30309-3592
          Attn:  Stan Brading


    (ii)  To Manager, by addressing the same to:

          Iatros Health Network, Inc.
          Ten Piedmont Center, Suite 400
          Atlanta, GA 30305
          Attention:  Joseph C. McCarron

          Oasis Healthcare
          250 Boylston Street
          Chestnut Hill, Massachusetts  02167
          Attn:  Scott Schuster

          with a copy to:

          Harkleroad & Hermance, P.C.
          229 Peachtree Street, Suite 2500
          Atlanta, GA 30303
          Attention:  James P. Hermance

or to such other address or to such other person as may be designated by notice given from time to time during the term hereof by one party to the other. Any notice hereunder shall be deemed given three (3) days after mailing, if given by mailing in the manner provided above, or on the date delivered or transmitted if given by hand, cable or facsimile.

     6.8 Entire Agreement; Amendments. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter, and no prior oral or written, and no contemporaneous oral, representations or agreements between the parties with respect to the subject matter of this Agreement shall be of any force and effect. Any additions, amendments or modifications to this Agreement shall be of no force and effect unless in writing and signed by all parties hereto.

     6.9  Governing Law.  This Agreement has been negotiated in part in the State of Georgia, and the terms and provisions hereof and the rights and obligations of the parties hereto shall be construed and enforced in accordance with the laws thereof.

     6.10 Captions and Headings. The captions and headings throughout this Agreement are for convenience and reference only, and the words contained therein shall in no way be held or deemed to define, limit, describe, explain, modify, amplify or add to the interpretation, construction or meaning of any provision of or the scope or intent of this Agreement nor in any way affect this Agreement.

     6.11 Costs and Expenses; Indemnity. Except as otherwise expressly provided herein, all fees, costs, expenses and purchases arising out of, relating to or incurred in the operation of the Facility, including, without limitation, the fees, costs and expenses of outside consultants and professionals, shall be the sole responsibility of Facility Operator. Manager, by reason of the execution of this Agreement or the performance of its services hereunder, shall not be liable for or deemed to have assumed any liability for such fees, costs and expenses, or any other liability or debt of Facility Operator whatsoever, arising out of or relating to the Facility or incurred in its operation, except the salaries of its employees and the expenses and costs incurred at its central administrative offices in the performance of its obligations hereunder and any civil penalties imposed upon the Facility Operator pursuant to OBRA. Manager shall have no obligation to advance any sums required to maintain necessary licenses and permits and to otherwise keep the Facility operating as a nursing center, except as set forth in the Continuing Guaranty, any guaranty of working capital, or Section 2.10 of the Loan Agreement.

     6.12 Liability Limited. No officer or director of Heartland, Owner, Facility Operator or Manager shall have any personal liability hereunder, nor shall Iatros Health Network, Inc. nor any of its affiliated entities other than the parties hereto shall have any obligations whatsoever hereunder.

     6.13 Arbitration of Certain Matters. If any controversy whatsoever should arise between the parties in the payment, performance, interpretation and application of this Agreement, either party may serve upon the other a written notice stating that such party desires to have the controversy reviewed by an arbitrator, who shall be a representative of a firm specializing in the nursing home/assisted living facility sector of medical services. If the parties cannot agree within fifteen (15) days from the service of such notice, upon the selection of such an arbitrator, the arbitrator shall be selected or designated by the American Arbitration Association upon the written request of either party hereto. Arbitration of such controversy, disagreement or dispute shall be conducted in accordance with the rules then in force of the American Arbitration Association and the decision and award of the arbitrator so selected shall be binding upon both parties hereto. BOTH PARTIES HERETO HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY OF ANY CONTROVERSY ARISING HEREUNDER.

     6.14 Access to Books, Record and Documents if Medicare
Payments Received.

     This Section 6.14 is included herein because of the possible application of Section 1861(v)(l)(I) of the Social Security Act to this Agreement. If such Section 1861(v)(l)(I) should not be found applicable to this Agreement under the terms of such Section and the regulations promulgated thereunder, then this Section shall be deemed to not be a part of this Agreement and shall be null and void

     a) Until the expiration of four (4) years after the furnishing of services pursuant to this Agreement, Manager shall, as provided in Section 1861(v)(l)(I) of the Social Security Act, and regulations promulgated thereunder make available, upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, this Agreement, and all books, documents and records of Manager that are necessary to verify the nature and extent of the costs of any services furnished pursuant to this Agreement for which payment may be made under the Medicare Program.

     b) If Manager carries out any of the duties of this Agreement through a subcontract or subcontracts with an aggregate value or cost of $10,000 or more over a twelve (12) month period with a related organization, such subcontract or subcontracts shall contain a clause to the effect that until the expiration of four (4) years after the furnishing of such services pursuant to such subcontract or subcontracts, the related organization shall, as provided in Section 1861(v)(l)(I), make upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, the subcontract or subcontracts, and all books, documents and records of such organization that are necessary to verify the nature and extent of the costs of any services furnished pursuant to such subcontract or subcontracts for which payment may be made under the Medicare Program.

     6.15 Definition of Certain Terms. For purposes of this Agreement all capitalized terms shall have the meanings set forth in this Agreement or the Loan Agreement executed this same day.
     6.16 Severability. If any term or provision of this Agreement or application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of the Agreement shall be valid and enforceable to the fullest extent permitted by law.

     6.17 Waivers. No waiver of any term, provision, or condition of this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be construed as a further and continuing waiver of any such term, provision or condition of this Agreement.

     6.18 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become a binding agreement when one or more counterparts have been signed by each of the parties and delivered to the other party.

     IN WITNESS WHEREOF, the parties hereto have executed, sealed and delivered this Agreement through their duly authorized representatives, as of the day and year first above written.


ATTEST/WITNESS: HEARTLAND HEALTHCARE CORPORATION



___________________________By:________________________________



ATTEST/WITNESS:          EPSOM  HEALTH
                                 LIMITED PARTNERSHIP



___________________________By:________________________________




ATTEST/WITNESS:        EPSOM MANOR, INC.



___________________________By:________________________________




ATTEST/WITNESS:     EPSOM MANOR RCLC, INC.



___________________________By:________________________________






                  IATROS HEALTH NETWORK, INC.

___________________________By:________________________________
                        Joseph C. McCarron
                     Executive Vice President




                           EXHIBIT A



1.   The Loan Agreement

2.   The Leases

3.   Debt Service Reserve Agreement

4.   The Continuing Guaranty

5.   The Subordination of Management Agreement

6.   The Subordination and Attornment Agreement

7.   The Security Agreement/Facility

8.   Capital Improvement Reserve Agreement

9.   First Refusal Purchase Agreement

10.  Security and Pledge Agreement

11.  Equity Participation Agreement

12.  Collateral Assignment of Partnership Interests

13.  The Stock Purchase and Sale Agreement

14. Other Management Agreements for Properties executed this same date

15. Any other document executed contemporaneously herewith specifying duties of Manager with respect to the Facility
                          EXHIBIT 10.5
                      MANAGEMENT AGREEMENT
                          (Maple Leaf)


     THIS AGREEMENT, made and entered into as of the first day of July, 1996, by and between Iatros Health Network, Inc., a corporation organized under the laws of State of Delaware (hereinafter referred to as "Manager") on the one hand, and Maple Leaf Health Care, Inc., a New Hampshire corporation ("Facility Operator"), Maple Leaf Health Limited Partnership, a New Hampshire limited partnership ("Owner") and Heartland Healthcare Corporation, a Massachusetts non-profit corporation, hereinafter referred to as "Heartland." Certain terms used herein are defined in the last item of this Agreement.

                       W I T N E S E T H:

     WHEREAS, Owner is the owner of a 114 bed licensed nursing center located in Manchester, New Hampshire, together with the equipment, furnishings and other tangible personal property used in connection therewith (the "Facility");

     WHEREAS, Owner and Heartland (among others) have borrowed the proceeds of a $25,805,500.00 loan agreement with National Health Investors, Inc. ("NHI") pursuant to the Loan Agreement dated as of this same date (the "Loan Agreement") to purchase the Facility and three other long-term care facilities;

     WHEREAS, Manager has guaranteed repayment of certain payments and agreed to make contributions to certain reserves and accounts under certain circumstances as specified in the Loan
Agreement;

     WHEREAS, Owner has leased the Facility to the Facility
Operator who operates the Facility;

     WHEREAS, Facility Operator wishes to retain the services of Manager as manager of the Facility; and

     WHEREAS, Manager is willing to perform such services with regard to the management, operation, maintenance, marketing, and servicing of the Facility (the "Management Services"), upon the terms and subject to the conditions contained herein.

     NOW, THEREFORE, in consideration of the foregoing and of the full and faithful performance of all the terms, conditions, and obligations herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Manager and Facility Operator, Owner and Heartland intending to be legally bound hereby, agree as follows:


                           ARTICLE I

       OPERATING TERMS AND APPOINTMENT AND EMPLOYMENT OF
     MANAGER AS AGENT AND GENERAL MANAGER OF THE FACILITIES

     1.1 Term. The term of this Agreement shall commence on the date hereof and shall continue for fifteen (15) calendar years from that date, subject to earlier termination as set forth in
Article V hereof. If a party to this Agreement desires to enter into a new management agreement at the end of its fifteen (15) year term, it shall give sixty (60) days prior written notice of such fact to the other party to facilitate negotiation of the new management agreement.

     1.2 Employment of General Manager. Facility Operator hereby appoints and employs Manager as operating manager of the Facility, and Manager agrees to act as operating manager of the Facility, to supervise and direct the day-to-day business activities, management and operation and repair of the Facility and all phases of its operation in the name of and on behalf of Facility Operator and the Owner and for its account during the term of this Agreement upon the terms and conditions hereinafter stated. Manager shall be responsible for managing the Facility and all of its assets and services with the same degree of diligence and skill as is customary in the nursing facility industry and as is employed by the Manager or its affiliates in the management of similar homes, in full compliance with all obligations imposed on Facility Operator which are known to, or disclosed to Manager by Facility Operator in writing, including the obligations under those documents listed in Exhibit A, attached hereto (the "Financing Documents"). Facility Operator will deliver to Manager concurrent with the execution hereof all of the Financing Documents. Manager confirms that it has reviewed drafts of the Financing Documents and will comply with all of its obligations in the Financing Documents, and will use its best efforts to enable the Facility Operator to comply with all of its obligations under such Financing Documents. Manager shall, subject to compliance of Facility Operator with its obligations hereunder and under applicable laws and regulations, do all things as may be required to maintain and preserve all necessary licenses, permits and approvals to operate the Facility so as to substantially comply with all applicable laws, rules and regulations and, when applicable and desired by Facility Operator, to make the Facility eligible for participation in any government reimbursement program which may be developed during the term of this Agreement; provided, however, that Manager shall not be required to expend its own funds for any costs of operating or repairing the Facility except as otherwise provided herein, or except as provided in the Financing Documents. Manager shall not be deemed to be in violation of this Agreement if it is prevented from performing any of its obligations hereunder for any reason beyond its control including, without limitation, strikes, lockouts, acts of God, unforeseen changes in statutes, regulations or rules of appropriate governmental or other regulatory authorities, so long as Manager attempts diligently to overcome such obstacles. Manager makes no warranties, express or implied, and shall not assume any financial or other responsibilities in connection with its obligations hereunder, except as hereinafter specifically provided.

     1.3 Retention of Control by Facility Operator. Facility Operator and Owner shall at all times continue to exercise control over the assets and operations of the Facility, and Manager shall perform its responsibilities as described in this Agreement in accordance with policies, directives and bylaws adopted by Facility Operator and Owner and communicated in writing to Manager and pursuant to a Budget adopted hereunder, and except as may affect repayment of obligation under the Loan Agreement. By entering into this Agreement, Facility Operator and Owner do not delegate to Manager any of the powers, duties and responsibilities vested in the Facility Operator or Owner by law, or by their respective organization documents. Facility Operator may, according to the terms of this Agreement, in writing direct Manager to implement policies for the Facility and may adopt as policy for the Facility, recommendations and/or proposals made by Manager. Whenever this Agreement calls for the approval of Facility Operator, such approval shall be expressed in writing executed by a duly authorized officer or director of Facility Operator or by action of the board of directors of Facility Operator evidenced by the minutes of the board of directors, and such approval shall not be unreasonably withheld or delayed. In the absence of specific written direction from Facility Operator, Manager shall be entitled to rely upon its prudent business judgment.

     1.4 Management Services to be Provided by Manager. In connection with such supervision, direction and management, Manager shall use its best reasonable efforts to perform or cause to be performed, the following services within the confines of an Initial Budget and an Annual Budget, subject to budgetary overruns which may occur due to events beyond Manager's control.

     During the terms of this Agreement, Manager shall as agent and on behalf of Facility Operator and Owner, manage all aspects of the operation of the Facility, including, but not limited to, the provision of assistance with activities of daily living to residents of the Facility, staffing, accounting (but not audit), billing, collections, setting of rates and charges and general on-site administration. In connection therewith, Manager (either directly or through supervision of employees of the Facility) shall use its best efforts to:

          1) Select, employ, supervise and train on behalf of Facility Operator and Owner, an adequate staff, as required by law and subject to availability, of nurse aides, office and other employees, including an administrator for the Facility ("Administrator") and promote, direct, assign and discharge all such employees on behalf of Facility Operator at Manager's sole discretion. All such employees shall be employees of Facility Operator or the Owner and carried on the payroll of the Facility and shall not be deemed employees or agents of Manager. Except as otherwise agreed to by Facility Operator, all personnel not involved in the day-to-day operation of the Facility shall be employees of Manager;

          2) Institute and amend from time to time, subject to any policy disclosed by Facility Operator pursuant to
          Section 1.3, general salary scales, personnel policies and appropriate employee benefits for all employees;

          3) Issue appropriate bills for services and materials furnished by the Facility and use its best efforts to collect accounts receivable and monies owed to the Facility and deposit such monies in suitable accounts, design and maintain accounting, billing, resident and collection records; and prepare and file insurance and any and all other necessary or desirable applications, reports and claims related to revenue production. Facility Operator and Owner hereby grant Manager the right to enforce either of their rights as creditor under any contract relating to the Facility or in connection with rendering any services at the Facility for purposes of collecting accounts receivable and monies owed the Facility;

          4) Plan, supervise and conduct a program of regular maintenance and repair pursuant to an approved Budget, except that any single physical improvement (other than approved budgeted maintenance and repair) costing more than Ten Thousand Dollars ($10,000.00) shall be subject to the prior approval of Facility Operator;

          5) Purchase all necessary food, beverage, medical, cleaning and other supplies, equipment, furniture and furnishings for the operation and maintenance of the Facility and contract for all necessary services for
          the account of Facility Operator and Owner.   The
          purchase of any single item of equipment, furniture or furnishings (other than approved budgeted items) which costs more than Ten Thousand Dollars ($10,000.00) shall also be subject to the approval of Facility Operator;

          6)   Administer, supervise and schedule all resident
          and other services of the Facility.   All providers
          affiliated with the Manager shall be identified;

          7) Provide for the orderly and timely payment of accounts payable, employee payroll, taxes, insurance premiums and all other obligations of the Facility on behalf of Facility Operator and Owner and assist Facility Operator in making provision for the orderly payment of amounts due on any obligations and other indebtedness. Notwithstanding the foregoing, this shall not create an obligation for Manager to fund such payments;

          8) Institute written standards and procedures, for admitting and discharging residents, for charging residents for services and for collecting the charges from the residents (or residents' relatives or other third parties);

          9) Furnish to Facility Operator for review, any and all policy and procedure manuals needed with reference to the operation of the Facility and propose revisions to said policy manuals as is needed from time to time to assure, to the best of Manager's ability, that the Facility complies with all applicable local, state and federal laws, regulations and requirements (provided that the foregoing does not constitute a guaranty of the same by Manager). A copy of such manuals shall be kept at the Facility at all times;

          10) Obtain and maintain (subject to market conditions) insurance coverage for the Facility naming Facility Operator, Owner, Manager, or such other persons as insureds, in such amounts and of such types as may be
          required under the Loan Agreement.   Manager shall use
          reasonable best efforts to have Facility Operator and Owner named as additional insureds under medical malpractice coverage policies of any physician or any other licensed practitioner employed or under contract
          with the Facility.   Facility Operator and Owner may,
          at their sole option, arrange for any other insurance as they determine to be necessary;

          11) Negotiate and enter into, in the name of and on behalf of Facility Operator and Owner, such agreements, contracts for professional services, consultants, or attorneys, and orders as it may deem necessary or advisable for the furnishings of services, concessions and supplies for the operation and maintenance of the Facility, subject to Facility Operator's approval for all agreements or contracts for services or supplies that exceed the Budget by Ten Thousand Dollars ($10,000.00) per year;

          12) Negotiate and settle all employee relation matters, union and non-union, and negotiate on behalf of Facility Operator and Owner (and in conjunction with Facility Operator's counsel or other representative) with any labor union lawfully entitled to represent employees of Facility Operator and Owner who work at the Facility, but any collective bargaining agreement or labor contract that raises the cost of such labor by more than $50,000 per year beyond the amount for such labor in the Budget must be submitted to Facility Operator for its approval;

          13) Manager shall assist Facility Operator in maintaining all licenses, certifications and permits in the name of Facility Operator and Owner, all as required for the operation of the Facility;

          14) Maintain an accounting and internal control system using accounts and classifications consistent with those used in similar facilities in the geographical area of the Facility, including suitable books of control and account as are necessary in order to comply with all state and federal standards, rules and regulations;

          15) Manager shall be responsible for the coordination of such ancillary services, including but not limited to, speech therapy, occupational therapy, inhalation therapy, physical therapy and rental of equipment, as Manager may deem reasonable, necessary or desirable in connection with the operation of the Facility. Manager shall select such consultants in connection therewith;

          16) Prepare all certifications required to be prepared by the Manager under any document executed by the Facility Operator, Owner or Heartland in connection with the Financing Documents;

          17) Establish charges for medical, nursing and other health care services, and credit policies;

          18) Perform or supervise the performance of all record keeping functions so that Facility Operator and Owner may meet the record keeping requirements of the Financing Documents and all applicable statutes, rules or regulations of governmental agencies;

          19) Solicit bids for architectural, engineering, and construction services in connection with appropriate capital improvements to the Facility, evaluate contracts for such services, award contracts for such capital improvements, and oversee the construction of such capital improvements; and

          20) Repair and maintain the Facility as may be reasonable and necessary for the proper maintenance and operation thereof, including but not limited to proper handling and addressing of all environmental issues.


     All costs of facilitating and implementing the above activities and services which are to be supervised by Manager shall be borne by Facility Operator and Owner and provided at Facility Operator's and Owner's sole cost and expense.

     Notwithstanding any of the above provisions, in the event of any emergency requiring prompt action for the protection and safety of the Facility or the residents and staff therein or for the protection of the Facility operating licenses, Manager shall be entitled to take necessary action without prior approval, following which a report of the occasion for such action and the action taken shall be made to Facility Operator within a reasonable period thereafter.

     1.5 Budget. Not less than thirty (30) days before the end of each fiscal year of the Facility, Manager shall submit to Facility Operator a reasonable annual budget covering the operations of and proposed capital expenditures to be made with respect to the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget which shall be submitted to the Facility Operator within 60 days after the execution of this Agreement) and designed to cover, to the extent possible under then existing reimbursement policies and other conditions, the projected requirements under the Financing Documents, all Costs of Operations (as defined in Section 1.7(b) hereof) and other fees and expenses, as well as anticipated expenditures for the purchase of capital assets and for capital improvements to operate and maintain the Facility. Each annual budget shall include the following:

     a) Capital Expenditures. A capital expenditure budget for the Facility outlining a program of capital expenditures and major repairs as may be required by applicable law (a "mandatory capital expenditure") or desirable in Manager's best reasonable business judgment for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget) (a "desirable capital expenditure"), on a per annum basis, in which each proposed expenditure will be designated as either mandatory or desirable. Facility Operator may approve or reject in its discretion, each proposed capital expenditure, except those required by law, which shall be approved by Facility Operator, and those in Manager's best reasonable business judgment as being necessary and appropriate, to which Facility Operator shall not unreasonably withhold or delay its consent. If Facility Operator has not notified Manager of its rejection of a proposed capital expenditure budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the capital expenditure
budget.   Manager shall be responsible for designating as a
"mandatory capital expenditure" any such expenditure which, if not made would in Manager's judgment, result in a Facility losing its license (or, if applicable, becoming ineligible under any third party payor program applicable to that Facility) or the issuance of a formal notice that the operating license for any of the Facility or any substantial portion thereof will be qualified in any material respect or placed on a conditional or provisional status, revoked or suspended.

     b) Operating Budget. Budgets for the Facility setting forth an estimate of operating revenues and expenses for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, together with an explanation of anticipated changes in facility utilization, charges to residents, payroll rate and positions, non-wage cost increases, or to a third party payor, and all other factors differing significantly from the current year. If Facility Operator has not notified Manager of its rejection of a proposed operating budget within ten (10) days of receiving the budget, it shall be deemed to have approved of the proposed operating budget.

     c) Cash Flow Projections. If NHI (or any lender to the Facility) so requests, Manager shall prepare, projections of cash receipts and disbursements for the Facility for the next fiscal year (or the remainder of the current fiscal year, in the case of the initial budget), on both a month-by-month and a per annum basis, based on the proposed operating and capital budgets, together with recommendations as to the use of projected cash flow in excess of short-term operating requirements and/or as to the sources and amounts of additional cash flow that may be required to meet operating requirements and capital requirements.

     It is understood that any budget is an estimate and target only and that unforeseen circumstances may make adherence to the budget impracticable, and Manager shall be entitled to make insignificant departures therefrom or departures therefrom due to such causes upon fully explaining such unforeseen circumstances to Facility Operator.

     An "insignificant departure" shall mean any expenditure in the aggregate that exceeds the amount of the Budget by less than two (2%) of the total annual applicable Budget for the Facility.
     As approved, each annual budget will be referred to herein as an "Annual Budget" and the initial budget will be referred to herein as the "Initial Budget."

     1.6  Reports.

     a) Manager shall prepare and deliver to Facility Operator such reports or financial statements as may be required by NHI
(or any lender to the Facility) within the time period prescribed by NHI (or such other lender).

     b) Manager shall schedule management meetings to be attended by representatives of both Manager and Facility
Operator, no more frequently than quarterly. Manager shall provide such other reports, including cost comparison reports, from time to time, but in no event more frequently than once each calendar quarter.

     c) Manager shall make available to Facility Operator for inspection during normal business hours and copying by Facility
Operator upon request and at Facility Operator's expense, all books, records, financial data relating to the Facility.

     d) Manager shall notify Facility Operator immediately of the start of a survey and shall provide Facility Operator with copies of all licensure inspections conducted at any of the Facility immediately upon receipt, but in no event later than three (3) business days after they are received by the Manager or the Facility.

     1.7  Bank Accounts and Working Capital.

     a) Except as otherwise provided in the Financing Documents, Manager, in the Facility's name and on behalf of Facility Operator and Owner, shall supervise the deposit of all funds received from the operations of the Facility into a bank account for the Facility (the "Revenue Account") established in Facility Operator's name. Manager is permitted and authorized to collect all monies owed the Facility Operator and Owner and deposit such monies into the Revenue Account or to sell such receivables on such terms as Manager deems appropriate. The Manager shall supervise the disbursements from the Revenue Account on behalf of Facility Operator of such amounts and at
such times as the same are required.   Manager is permitted and
authorized by Facility Operator, Owner and Heartland to make payments to NHI of the Monthly Interest Payments, payments to reserve accounts or working capital accounts, and other payments to NHI under the Financing Documents from this account. Manager shall discharge such supervisory responsibilities in accordance with reasonable and customary business standards and practices. Facility Operator and Owner shall have the obligation of providing funds for all capital assets (including personal property and equipment and improvements to the Facility) required
(i) for the efficient operation of the Facility, (ii) by the rules and regulations of any government authority, (iii) to maintain the operating licenses of the Facility and the certification and provider agreements for the Facility under the applicable Medicaid programs, and (iv) to maintain the Facility in a good condition competitive with the standard and quality of other similar facilities. Facility Operator shall provide sufficient working capital for the operation of the Facility and otherwise and shall deposit such working capital in the Revenue Account from time to time upon request of Manager, unless required to do otherwise under the Financing Documents. Except as otherwise provided in the Financing Documents, all costs and expenses incurred in the operation of the Facility shall be paid out of the Revenue Account. Manager shall designate the signatory or signatories required on all checks or other documents of withdrawal on the Revenue Account. Manager shall have the right to change the authorized signatories for the Revenue Account without the prior notice to or approval from any other party. Manager shall not withdraw any monies from the Revenue Account to pay any item other than budgeted capital expenditures and the Cost of Operations of the Facility and otherwise than in accordance with any other agreement executed contemporaneously herewith in respect of the Facility.

          b) The Costs of Operations shall mean all costs and expenses incurred in, arising out of or related to the operation of the Facility, including, without limiting the generality of the foregoing, (i) wages, salaries, and benefits of the staff of the Facility and related payroll taxes, and other related costs
(ii) the costs of repairs to and maintenance of the Facility (but not the cost of capital improvement or capital assets), (iii) all premiums, charges and other costs and expenses for insurance with respect to the Facility and the operations thereof, (iv) all taxes payable with respect to the Facility or the income thereof or goods or services purchased thereby, (v) expenses and costs incurred in connection with the purchase of necessary services and supplies, the furnishing of utilities to the Facility, and other necessary services and supplies provided by independent contractors and other third parties, (vi) rental payments on operational leases, (vii) amounts specified in the operating Budget, (viii) payment of Monthly Interest Payments under the Loan Agreement, and (ix) the Management Fee. Notwithstanding the foregoing, amortization of deferred expenses, depreciation and bad debt allowances and other reserves shall not be included in the Costs of Operation.

     c) The Revenue Account may not be used to pay debt service on any Subordinated Payables (as defined in the Subordination
Agreement), except as permitted in the Subordination Agreement.

     1.8  Licenses, Permits and Certifications.

     a) Manager shall use its reasonable best efforts to assist Facility Operator and Owner in applications for, in the name of the Facility Operator and Owner, and to obtain and maintain, on behalf of Facility Operator and Owner, all necessary licenses, permits, consents, approvals and certifications from all governmental agencies which have jurisdiction over the operation of the Facility.

     b) Neither Facility Operator nor the Owner nor Manager shall knowingly take any action or fail to take any action which may cause any governmental authority having jurisdiction over the operation of the Facility to institute any proceeding for the suspension, rescission or revocation of any necessary license, permit, consent or approval. Manager shall not knowingly take any action or fail to take action which may materially adversely affect the amount of and Facility Operator's right to accept and obtain payments under any public or private third party medical payment program.
     c) Facility Operator and Owner shall comply with all applicable federal, state and local laws, rules and regulations and requirements, provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by appropriate legal proceedings, the validity or application of any law, ordinance, rule, ruling, regulation, or requirement of any governmental agency having jurisdiction over the operation of the Facility. Manager, after having been given written notice, shall cooperate with Facility Operator with regard to the contest, and Facility Operator shall pay all reasonable attorneys' fees incurred with regard to the contest from the Revenue Account. Counsel for any such contest shall be selected by Manager. Manager shall, with the consent of Facility Operator, process all third party payment claims for the services provided at the Facility, including, without limitation, contest to the exhaustion of all applicable administrative proceedings or procedures, adjustment and denials by governmental agencies or their fiscal intermediaries as third party payors.

     d) Facility Operator and Owner shall comply with all federal, state and local laws, rules, regulations and requirements which are applicable to Facility Operator and Owner provided that Facility Operator, at its sole expense and without cost to Manager, shall have the right to contest by proper legal proceedings the validity, so far as applicable to it, of any such law, rule, regulation or requirement, provided that such contest shall not result in a suspension of operations of the Facility, and provided further, Facility Operator shall not be deemed to be in breach of this covenant if its failure to comply with any such law, rule, regulation or requirement is the result of a failure by Manager to comply with its obligations hereunder. Facility Operator and Owner shall send notice immediately, but in any event, within three (3) business days of any notice from any governmental authority or any other regulator regarding the Facility, and shall send copies of any filing with such authorities to Manager.

     1.9 Administrator and Health Service Coordinator. Manager shall, from time to time as necessary, recruit for the Facility a Qualified Administrator and a Director of Nursing Services. The Qualified Administrator and the Director of Nursing Services are herein referred to as the "Key Employees." The Key Employees may be employees of, and be compensated by Manager; provided, however, if the Key Employees are employees of Manager, Facility Operator shall reimburse Manager for all reasonable compensation, including salary, fringe benefits, bonuses, and reasonable business expense reimbursements approved as shown in a Budget or otherwise by Manager and Facility Operator, payable to the Key Employees. The term "fringe benefits" shall include, without limitation, employer's FICA payments, unemployment compensation and other employment taxes, bonuses, vacation, personal and sick leave benefits, worker's compensation, group life, health and accident insurance premiums and disability and other benefits. The compensation, including fringe benefits, payable to the Key Employees shall be reasonable and in line with compensation payable by other assisted living operators to administrators and health service coordinators of like facilities in the Facility's market area, shall be budgeted pursuant to Section 1.5(b) hereof and shall be paid or reimbursed from the Revenue Account. Any reimbursement to Manager on account of any Key Employee shall not be subject to the Subordination of Management Agreement, but shall be an operating expense of the Facility.

     1.10 Government Regulations. Manager agrees to use its best reasonable efforts to operate and maintain the Facility in substantial compliance with the requirements of any statute, ordinance, law, rule, regulation or order of any governmental or regulatory body having jurisdiction over the Facility and with all orders and requirements of the local board of fire underwriters or any other body which may exercise similar functions.

     1.11 Quality Controls. Manager shall activate and maintain on a continuing basis, a Quality Assurance Program ("QAP"), including a safety program that meets all OSHA standards, in order to provide objective measurements of the quality of resident services, provided at the Facility and in connection therewith shall utilize inspections and other techniques as deemed appropriate.

     1.12 Staff Specialists. In addition to the other managerial services provided herein, Manager shall make available to the Facility for consultation and advice, when necessary, specialists in such fields as accounting, budgeting, dietary services, janitorial and housekeeping, management, maintenance, nursing, personnel, pharmacy operations, purchasing, quality assurance, policies and procedures, and third party reimbursements.

     1.13 Tax Returns and Regulatory Filings. Owner shall receive copies of all annual tax returns or regulatory filings at the same time that said returns or reports are filed.

     1.14 Taxes. Any federal, state or local, taxes, assessments or other governmental charges imposed on the Facility and arising from Owner's period of ownership are the obligations of Facility Operator or Owner, not of Manager, and shall be paid out of the Revenue Account of the Facility. With the Facility Operator's prior written consent, Manager may contest the validity or amount of any such tax or imposition on any Facility in the same manner as described in Section 1.8(c) hereof. Manager shall cause all social security and federal and state income tax withholding and other employee taxes which may be due and payable to be paid from the revenues of the Facility before the payment of any other expenses therefrom.

     1.15 Non-Diversion of Residents Manager covenants that it will not permit residents of the Facility to be moved to other nursing centers owned or managed by it or any affiliate thereof, or divert persons seeking admission as residents into the Facility to such other facility, unless the special needs of such residents cannot be met at the Facility or unilaterally requested by such person or unless the Facility is full.

     1.16 Financial Reports.  The Manager shall provide the
Facility Operator with copies of such financial reports as are required by NHI (or any other lender to the Facility).

     1.17 Land Use Restrictions. Manager shall use its best efforts to ensure that the Facility comply with any land use restrictions currently in effect for the property of the Facility.

     1.18 Heartland's, Owner's and Facility Operator's Indemnification of Manager. From and after the date of this Agreement, Heartland, Owner and Facility Operator agree jointly and severally to reimburse, indemnify and hold harmless Manager against and in respect of (i) any and all debts, liabilities or obligations of the Facility Operator pertaining to the Facility,
(ii) all damages, losses, deficiencies, liabilities, costs and expenses incurred or suffered by Manager that result from, relate to or arise out of (A) any misrepresentation, breach of warranty or nonfulfillment of any agreement or covenant on the part of Heartland, Owner or Facility Operator hereunder or from any misrepresentation in or omission from any certificate, schedule, statement, document or instrument furnished to Manager pursuant hereto, (B) any of the matters referred to in subparagraph (i) above, or (C) any claim by any third party alleging that the execution, delivery or performance of this Agreement breaches any duty or obligations of the parties hereto to such third party or contravenes any rights or any such third party and (iii) any and all actions, suits, claims, proceedings, investigations, demands, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses of investigation) incident to any of the foregoing or to the enforcement of this Section.


                           ARTICLE II

     2.1  Management Fee.

     a) Each month during the term hereof, Manager shall receive from Facility Operator, and Facility Operator shall pay to Manager, as the amount due for the services being provided pursuant to this Agreement, a fee (the "Management Fee") consisting of a base fee (the "Base Management Fee"), plus an incentive payment (the "Incentive Management Fee").

     The Base Management Fee shall be that amount equal to four
(4%) of the Total Operating Revenue for the current year,

     The Incentive Management Fee shall be that amount equal to four (4%) percent of the Total Operating Revenues of the Facility.

     b)   Under no circumstances shall the Incentive Management
Fee for any month exceed the remainder obtained by subtracting one dollar ($l) from the Base Management Fee for such month.

     c) In the event it should be determined following the payment of any Management Fee or accrual of any Management Fee in favor of Manager that the amount of Total Operating Revenues for the period in question was greater or lesser than the amount of Total Operating Revenues on which such amount of Management Fee was calculated, then the parties shall account to each other promptly for any resulting overpayment or over accrual or underpayment or under accrual of incentive payments.

     For purposes of this Agreement, the term "Total Operating Revenue" shall mean all operating revenues, including all routine and ancillary revenues net of any provisions from third party payor contracts of Owner and Facility Operator from any source whatsoever, determined in accordance with generally accepted accounting principles.

     2.2  Payment of Management Fees.   Payment shall be made
monthly, in arrears, by the fifth (5th) day of the next succeeding month commencing on August 5, 1996. Payments due on an non-business day may be paid the next business day.

     2.3 Subordination. Facility Operator and Manager agree that as to payment of the Management Fee, the terms and provisions of that certain Subordination of Management Agreement of even date herewith, between Facility Operator and Manager shall, to the extent of any inconsistency, supersede the terms and conditions of this Agreement.


                          ARTICLE III

       OTHER TRANSACTIONS WITH MANAGER OR ITS AFFILIATES

3.1 Transactions with Manager and its Affiliates. Except for those certain agreements executed simultaneously herewith, and obligations taken thereunder notwithstanding anything else herein contained, Manager may, with full disclosure by Manager of such affiliation and interest, cause Facility Operator or Owner to enter into any contract with Manager or any affiliate thereof for services required to be provided by Manager under this Agreement, or pay any fee to Manager or its affiliates. Manager agrees that it will not request Facility Operator to enter into any contract with any affiliate of Manager unless that contract is no less favorable to Facility Operator or Owner than could be obtained by the Facility Operator or Owner in an arm's length transaction with a third party.


                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES

     4.1 Representations and Warranties of Heartland, Owner and Facility Operator. Heartland, Owner and Facility Operator make the following representations and warranties which are material representations and warranties upon which Manager relies as an inducement to enter into this Agreement:

     a) Status. Heartland is a non-profit corporation, duly organized and validly existing in good standing under the laws of the State of Massachusetts. Owner is limited partnership duly organized and validly existing in good standing under the laws of the State of New Hampshire. Facility Operator is a corporation duly organized and validly existing in good standing under the laws of the State of New Hampshire. Heartland, Owner and Facility Operator have all necessary power to carry on their business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Heartland, Owner and Facility Operator have full power and authority to execute and to deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Heartland's, Owner's or Facility Operator's Articles of Incorporation, Bylaws or Partnership Agreement; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which any such entity is now a party or by which any such entity or any of their assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Heartland, Owner and Facility Operator, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Heartland, Owner or Facility Operator, threatened against any of such parties, their properties or business which seeks to enjoin or prohibit any of them from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Heartland, Owner or Facility Operator.

     d)   Ownership of Facility.  The Facility is owned by Owner.

     e) Compliance with Applicable Law. The Facility is currently operating in compliance with all applicable laws, rules and regulations.

     f) Disclosure. No agreement, representation, warranty or covenant contained in this Agreement or in any statement or other document required to be delivered by Heartland, Owner or Facility Operator hereunder contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

     4.2 Representations and Warranties of Manager. Manager makes the following representations and warranties which are material representations and warranties upon which the other parties rely as an inducement to enter into this Agreement:

     a) Status of Manager. Manager is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware, and has all necessary power to carry on its business as now being conducted, to operate its properties as now being operated, to carry on its contemplated business, to enter into this Agreement and to observe and perform its terms.

     b) Authority and Due Execution. Manager has full power and authority to execute and deliver this Agreement and all related documents and to carry out the transactions contemplated herein; which actions will not with the passing of time, the giving of notice, or both, result in a default under or a breach or violation of (i) the Manager's Articles of Incorporation or By-Laws; or (ii) any law, regulation, court order, injunction or decree of any court, administrative agency or governmental body, or any mortgage, note, bond, indenture, agreement, lease, license, permit or other instrument or obligation to which Manager is now a party or by which Manager or any of its assets may be bound or affected. This Agreement constitutes a valid and binding obligation of Manager, enforceable in accordance with its terms, except to the extent that its enforceability is limited by applicable bankruptcy, reorganization, insolvency, receivership or other laws of general application or equitable principles relating to or affecting the enforcement of creditors' rights.

     c) Litigation. There is no litigation, claim, investigation, challenge or other proceeding pending or, to the knowledge of Manager, threatened against Manager, its properties or business which seeks to enjoin or prohibit it from entering into this Agreement or constitutes an investigation by any governmental agency or authority into the business or financial affairs of Manager.


                           ARTICLE V

                          TERMINATION

     5.1  Termination for Cause.

     a) If any party is dissolved or liquidated, or shall apply for or consent to the appointment of a receiver, trustee or liquidator of it or all or a substantial part of its assets, file a voluntary petition in bankruptcy, make a general assignment for the benefit of creditors, file a petition or an answer seeking reorganization or arrangement with creditors or to take advantage of any insolvency law, or if an order, judgment or decree shall be entered by a court of competent jurisdiction, on the application of a creditor, adjudicating said party as bankrupt or insolvent or approving a petition seeking reorganization of said party or appointing a receiver, trustee or liquidator for said party or all or a substantial part of its assets, and such order, judgment or decree shall continue unstated and in effect for any period of ninety (90) consecutive days, then in case of any such event, the term of this Agreement shall expire, at the other party's option, on five (5) days written notice.

     b) Facility Operator shall have the right to terminate this Agreement at any time if because of Manager's acts or omissions: (i) there has been a formal notice the operating license for the Facility or any substantial portion thereof will be qualified in any substantial respect or placed on a conditional or provisional status, revoked or suspended which is not rescinded, vacated or stayed by action of Manager, (or otherwise) within thirty (30) days of its issuance, unless Manager has diligently pursued such cure; (ii) Manager shall have caused to occur an Event of Default under the Financing Documents, which event of default is not cured within thirty (30) days after Manager's receipt of notice of such event;

     c) Manager shall have the right to terminate (i) upon failure to pay Management Fee for thirty (30) days unless the nonpayment is the result of the provisions of the Subordination of Management Agreement, provided, however, that the Facility Operator has the right to cure such failure to pay during such thirty (30) day period, (ii) upon a termination of any management agreement to which Manager and Heartland are both parties.

     d) Notwithstanding anything else herein contained, neither party shall have the right to terminate this Management Agreement as a result of any of the reasons set forth in clauses (b) or (c) above, if: (i) the acts or omissions of the party seeking the termination materially contribute to the reason for termination; or (ii) the event is caused by strikes, other labor disturbances, fires, windstorm, earthquake, arbitrary and capricious action by third party payors, war or other state of national emergency, terrorism, or acts of God, or other events not the fault of either party, in which negligence of the party sought to be terminated is not a materially contributing factor to the occurrence of such event.

     5.2  Effect of Termination.

     a) Heartland, Owner and Facility Operator agree that in the event this Agreement should be terminated for any reason, Heartland, Owner and Facility Operator jointly and severally agree to repay in full all fees and indebtedness owned by Heartland, Owner or Facility Operator to Manager.

     b) Upon termination of Manager or the Management Agreement for any reason whatsoever, Manager shall be released from its obligations pursuant to the Guaranty Agreement, any obligations to contribute to the Debt Service Reserve under the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement.


                           ARTICLE VI

                    MISCELLANEOUS COVENANTS

     6.1  Assignment.

     Facility Operator shall not assign its rights and/or obligations under this Agreement without prior written consent of Manager. Manager shall not assign its rights and/or obligations under this Agreement except to a wholly-owned subsidiary, provided, however, that after such assignment Manager shall remain fully liable for (i) all obligations of the Manager hereunder and (ii) all of its obligations under the Continuing Guaranty, any guaranty to fund working capital, and the guaranty to fund the Debt Service Reserve under Section 2.10 of the Loan Agreement.

     6.2  Special Covenants of Heartland, Owner and Facility
Operator. Heartland, Owner and Facility Operator, as applicable, shall comply with each of the following covenants:

     a) Neither Owner nor Facility Operator shall incur any indebtedness other than under the Loan Agreement, nor sell the accounts receivable of the Facility.

     b) Owner and Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Owner or Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     c) Facility Operator will examine documents submitted by Manager and render decisions and take action pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work.

     d) Except for acts involving gross negligence or willful disregard of Heartland, Owner or Facility Operator interests, Heartland, Owner and Facility Operator shall jointly and severally indemnify and hold Manager harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation or liability of Heartland, Owner or Facility Operator for any obligations, liability or claim that arises in the course of the business of the Facility.

     e) Heartland, Owner and Facility Operator covenant that Manager shall quietly hold, occupy and enjoy the Facility throughout the term of this Agreement free from hindrance, ejection by Facility Operator or any other party claiming under, through or by right of Facility Operator. Owner will not sell the Facility during the term of this Agreement, nor will the Facility Operator sublease this facility except as is permitted
in writing by Manager.   Facility Operator agrees to pay and
discharge any payments and charges and, at its expense, to prosecute all appropriate actions, judicial or otherwise, necessary to assure such free and quiet occupation.

     f) As long as Heartland, Owner and Facility Operator are indebted to or owe funds to Manager or any affiliate on account unpaid Management Fees, Arrangement Fees, Guaranty Fees or Manager is obligated to make contributions to the Debt Service Reserve or pursuant to the Debt Service Reserve Agreement or to the working capital account under the Loan Agreement or as Manager is obligated under the Continuing Guaranty, or Manager's guarantee of indebtedness owed by Heartland to Claire Y. Lemire, Heartland, Owner and Facility Operator shall not (without the consent of Manager, which may be withheld in its complete discretion) withdraw, lend, pledge or divert any revenues of the Facility otherwise than to the Revenue Account other than as provided in the Financing Documents and shall not act in any manner which interferes with or prevents Manager from withdrawing funds from the Revenue Account to pay amounts owed under the Loan Agreement.

     6.3  Additional Covenants of Facility Operator.  Facility
Operator hereby makes the additional covenants set forth in the Section, which are material covenants and upon which Manager relies as an inducement to enter into this Agreement:

     a) Facility Operator will cooperate with Manager in every reasonable respect and will furnish Manager with all information required by it for the performance of its services hereunder and will permit Manager to examine and copy any data in the possession and control of Facility Operator affecting management and/or operation of the Facility and will in every way cooperate with Manager to enable Manager to perform its services hereunder.

     b) Facility Operator will examine documents submitted by Manager and render decisions pertaining thereto, when required, promptly, to avoid unreasonable delay in the progress of Manager's work. Facility Operator shall execute and deliver any and all applications and other documents that may be deemed by Manager to be necessary or proper to be executed by Facility Operator in connection with the Facility, subject to the limitations in this Agreement with respect to the budget and other rights of Facility Operator.

     6.4  Negligence by Manager.  Manager will use its best
efforts to perform its obligations hereunder.   Nevertheless,
Heartland, Owner and Facility Operator expressly release Manager from all acts undertaken in good faith by Manager, unless such acts involve gross negligence or a willful disregard of those parties' interests. Any acts taken by Manager upon the advice of Facility Operator or of Manager's professional consultants will be conclusively deemed to have been taken in good faith and not to have been acts of gross negligence or willful disregard of Heartland's, Owner's or Facility Operator's interests. Manager shall indemnify and hold Facility Operator harmless from all claims, liability, loss, damage, cost and expense (including reasonable attorney's fees) asserted by any other person for any obligation, liability or claim from an act or acts of Manager's gross negligence.

     6.5 Binding Agreement. The terms, covenants, conditions, provisions and agreements herein contained shall be binding upon and inure to the benefit of the parties hereto, their successors and assigns.

     6.6 Relationship of Parties. Nothing contained in this Agreement shall constitute or be construed to be or to create a partnership, joint venture or lease between Heartland, Owner or Facility Operator and Manager with respect to the Facility. The parties acknowledge that each is an independent entity which has negotiated the terms of, and entered into this Agreement, on an arm's length basis represented by separate legal counsel and that neither is owned or otherwise controlled, directly or indirectly, by the other party. Neither party possesses any ownership or equity interest in the other party and neither party has the power, directly or indirectly to significantly influence or direct the actions or policies of the other party. Each party shall be liable for their own debts, obligations, acts, and omissions, including the payment of all required withholding, social security, and other taxes or benefits on behalf of their respective employees. Manager will not be obligated to advance any of its own funds to or for Facility Operator's account or to incur any liability hereunder unless Facility Operator shall have furnished to Manager funds sufficient for the discharge thereof. The relationship of Manager to Facility Operator is that of an independent contractor, not that of an agent, and nothing contained herein shall be construed to create a relationship of agency between Manager and Facility Operator.

     6.7  Notices.

     a) If Manager shall desire the approval of Facility Operator to any matter, Manager may give written notice to Facility Operator that it requests such approval, specifying in the notice the matter as to which approval is requested and reasonable detail respecting the matter. If Facility Operator shall not respond negatively in writing to the notice within ten
(10) days after the sending thereof (unless some other period for response is specified in this Agreement), Facility Operator shall be deemed to have approved the matter referred to in the notice. Any provision hereof to the contrary notwithstanding, in emergency situations (as determined by Manager), Manager shall not be required to seek or obtain Facility Operator's approval for any actions or omissions which Manager, in its sole judgment, deems necessary or appropriate to respond to such situations, provided Manager promptly thereafter reports such action or omission to Facility Operator in writing.

     b) All notices, demands and requests contemplated hereunder by either party to the other shall be in writing, and shall be delivered by hand, transmitted by cable or telegram, or mailed, postage prepaid, registered or certified mail, return receipt requested or any nationally recognized overnight courier:

     (i) To Heartland, Owner or Facility Operator, by addressing the same to:

          Heartland Healthcare Corporation
          60 Atkinson Lane
          Sudbury, Massachusetts  01776
          Attn:  Gerald Tulman

          with a copy to

          Smith Gambrell & Russell
          Promenade II, Suite 3100
          1230 Peachtree Street, N.E.
          Atlanta, Georgia 30309-3592
          Attn:  Stan Brading


    (ii)  To Manager, by addressing the same to:

          Iatros Health Network, Inc.
          Ten Piedmont Center, Suite 400
          Atlanta, GA 30305
          Attention:  Joseph C. McCarron

          Oasis Healthcare
          250 Boylston Street
          Chestnut Hill, Massachusetts  02167
          Attn:  Scott Schuster

          with a copy to:

          Harkleroad & Hermance, P.C.
          229 Peachtree Street, Suite 2500
          Atlanta, GA 30303
          Attention:  James P. Hermance

or to such other address or to such other person as may be designated by notice given from time to time during the term hereof by one party to the other. Any notice hereunder shall be deemed given three (3) days after mailing, if given by mailing in the manner provided above, or on the date delivered or transmitted if given by hand, cable or facsimile.

     6.8 Entire Agreement; Amendments. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter, and no prior oral or written, and no contemporaneous oral, representations or agreements between the parties with respect to the subject matter of this Agreement shall be of any force and effect. Any additions, amendments or modifications to this Agreement shall be of no force and effect unless in writing and signed by all parties hereto.

     6.9  Governing Law.  This Agreement has been negotiated in part in the State of Georgia, and the terms and provisions hereof and the rights and obligations of the parties hereto shall be construed and enforced in accordance with the laws thereof.

     6.10 Captions and Headings. The captions and headings throughout this Agreement are for convenience and reference only, and the words contained therein shall in no way be held or deemed to define, limit, describe, explain, modify, amplify or add to the interpretation, construction or meaning of any provision of or the scope or intent of this Agreement nor in any way affect this Agreement.

     6.11 Costs and Expenses; Indemnity. Except as otherwise expressly provided herein, all fees, costs, expenses and purchases arising out of, relating to or incurred in the operation of the Facility, including, without limitation, the fees, costs and expenses of outside consultants and professionals, shall be the sole responsibility of Facility Operator. Manager, by reason of the execution of this Agreement or the performance of its services hereunder, shall not be liable for or deemed to have assumed any liability for such fees, costs and expenses, or any other liability or debt of Facility Operator whatsoever, arising out of or relating to the Facility or incurred in its operation, except the salaries of its employees and the expenses and costs incurred at its central administrative offices in the performance of its obligations hereunder and any civil penalties imposed upon the Facility Operator pursuant to OBRA. Manager shall have no obligation to advance any sums required to maintain necessary licenses and permits and to otherwise keep the Facility operating as a nursing center, except as set forth in the Continuing Guaranty, any guaranty of working capital, or Section 2.10 of the Loan Agreement.

     6.12 Liability Limited. No officer or director of Heartland, Owner, Facility Operator or Manager shall have any personal liability hereunder, nor shall Iatros Health Network, Inc. nor any of its affiliated entities other than the parties hereto shall have any obligations whatsoever hereunder.

     6.13 Arbitration of Certain Matters. If any controversy whatsoever should arise between the parties in the payment, performance, interpretation and application of this Agreement, either party may serve upon the other a written notice stating that such party desires to have the controversy reviewed by an arbitrator, who shall be a representative of a firm specializing in the nursing home/assisted living facility sector of medical services. If the parties cannot agree within fifteen (15) days from the service of such notice, upon the selection of such an arbitrator, the arbitrator shall be selected or designated by the American Arbitration Association upon the written request of either party hereto. Arbitration of such controversy, disagreement or dispute shall be conducted in accordance with the rules then in force of the American Arbitration Association and the decision and award of the arbitrator so selected shall be binding upon both parties hereto. BOTH PARTIES HERETO HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY OF ANY CONTROVERSY ARISING HEREUNDER.

     6.14 Access to Books, Record and Documents if Medicare
Payments Received.

     This Section 6.14 is included herein because of the possible application of Section 1861(v)(l)(I) of the Social Security Act to this Agreement. If such Section 1861(v)(l)(I) should not be found applicable to this Agreement under the terms of such Section and the regulations promulgated thereunder, then this Section shall be deemed to not be a part of this Agreement and shall be null and void

     a) Until the expiration of four (4) years after the furnishing of services pursuant to this Agreement, Manager shall, as provided in Section 1861(v)(l)(I) of the Social Security Act, and regulations promulgated thereunder make available, upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, this Agreement, and all books, documents and records of Manager that are necessary to verify the nature and extent of the costs of any services furnished pursuant to this Agreement for which payment may be made under the Medicare Program.

     b) If Manager carries out any of the duties of this Agreement through a subcontract or subcontracts with an aggregate value or cost of $10,000 or more over a twelve (12) month period with a related organization, such subcontract or subcontracts shall contain a clause to the effect that until the expiration of four (4) years after the furnishing of such services pursuant to such subcontract or subcontracts, the related organization shall, as provided in Section 1861(v)(l)(I), make upon written request, to the Secretary of Health and Human Services, or upon request, to the Comptroller General of the United States, or any of their duly authorized representatives, the subcontract or subcontracts, and all books, documents and records of such organization that are necessary to verify the nature and extent of the costs of any services furnished pursuant to such subcontract or subcontracts for which payment may be made under the Medicare Program.

     6.15 Definition of Certain Terms. For purposes of this Agreement all capitalized terms shall have the meanings set forth in this Agreement or the Loan Agreement executed this same day.
     6.16 Severability. If any term or provision of this Agreement or application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of the Agreement shall be valid and enforceable to the fullest extent permitted by law.

     6.17 Waivers. No waiver of any term, provision, or condition of this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be construed as a further and continuing waiver of any such term, provision or condition of this Agreement.

     6.18 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become a binding agreement when one or more counterparts have been signed by each of the parties and delivered to the other party.


     IN WITNESS WHEREOF, the parties hereto have executed, sealed and delivered this Agreement through their duly authorized representatives, as of the day and year first above written.


ATTEST/WITNESS: HEARTLAND HEALTHCARE CORPORATION



___________________________By:________________________________



ATTEST/WITNESS:        MAPLE LEAF HEALTH
                                 LIMITED PARTNERSHIP



___________________________By:________________________________




ATTEST/WITNESS:  MAPLE LEAF HEALTH CARE, INC.



___________________________By:________________________________







                  IATROS HEALTH NETWORK, INC.


___________________________By:________________________________
                        Joseph C. McCarron
                     Executive Vice President



a:\mapleman1.agm

                           EXHIBIT A



1.   The Loan Agreement

2.   The Leases

3.   Debt Service Reserve Agreement

4.   The Continuing Guaranty

5.   The Subordination of Management Agreement

6.   The Subordination and Attornment Agreement

7.   The Security Agreement/Facility

8.   Capital Improvement Reserve Agreement

9.   First Refusal Purchase Agreement

10.  Security and Pledge Agreement

11.  Equity Participation Agreement

12.  Collateral Assignment of Partnership Interests

13.  The Stock Purchase and Sale Agreement

14. Other Management Agreements for Properties executed this same date

15. Any other document executed contemporaneously herewith specifying duties of Manager with respect to the Facility



                         EXHIBIT  22.0

                      IATROS SUBSIDIARIES



1.   Pace Rehabilitation & Home Care Services, Inc.
2.   Gulf Creek, Inc.
3.   New Health Management Systems, Inc.
4.   IHN/Iatros Financial Services Corporation
5.   Greenbrier Services, Inc.
6.   Iatros Caring Services, Inc.
7.   Iatros Therapy Corporation
8.   OHI Corporation
9.   Iatros Management Corporation
10.  Iatros Assisted Living Services
11.  Greenbrier Healthcare Services, Inc.
12.  Greenbrier Rehabilitation Services, Inc.
13.  Champion Rehab, Inc.
14.  New Generations Healthcare Associates, Inc.
15.  IHN Health Services Group, Inc.
16.  Gati-Durant Healthcare Venture, Inc., d/b/a Durant Pharmacy
17.  Durant Medical, Inc.
18.  IHN Rehab, Inc.
19.  Iatros Respitory Corporation



                          EXHIBIT 23.0


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          As independent certified public accountants, we hereby consent to the use of our report dated April 2, 1997, relating to the consolidated financial statements of Iatros Health Network, Inc. and Subsidiaries and to all references to our Firm included in or made a part of this Annual Report on Form 10-K.




                                                 ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 2, 1997