Form 10-Q
period 1997-03-31
IATROS HEALTH NETWORK INC
filed 1997-05-15
CIK 866970

CONFORMED COPY



                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 1997

                               OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period From __________ To __________




                  IATROS HEALTH NETWORK, INC.
                  ---------------------------
     (Exact name of registrant as specified in its charter)



       Delaware                   0-20345               23-2596710
    -------------              -------------           -------------
(State of Incorporation)   (Commission File No.)           (IRS
                                                          Employer
                                                     Identification No.)



                 10 Piedmont Center, Suite 400
                    Atlanta, Georgia, 30305
      ----------------------------------------------------
      (Address of principal executive offices)  (Zip Code)

         Registrant's telephone number:  (404) 266-3643


Indicate by (X) whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                    Yes  X         No

As of May 9, 1997, there were 16,695,439 shares of Common Stock issued or to be issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock.




                            PART I  -  FINANCIAL INFORMATION

ITEM l:  FINANCIAL STATEMENTS

                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                                             (UNAUDITED)
                                                              MARCH 31,             DECEMBER 31,
                                                                1997                   1996
                                                            -------------           ------------
CURRENT ASSETS

  Cash and cash equivalents                                      $70,513             $1,134,125
  Accounts receivable, net of allowance for
    doubtful accounts of $1,834,965 and $1,774,300
    in 1997 and 1996, respectively                             6,443,898              5,888,205
  Notes receivable                                                  -                   200,000
  Inventory                                                      406,077                453,119
  Prepaid expenses and other current assets                    1,957,789              1,940,114
  Deferred tax asset                                           2,700,000              2,700,000
                                                            -------------           ------------
      Total current assets                                    11,578,277             12,315,563

PROPERTY AND EQUIPMENT, net                                    1,290,985              1,249,763

OTHER ASSETS

  Deposits                                                     1,112,958              1,208,849
  Contract rights, net of accumulated
    amortization of $239,235 and $187,234 in 1997 and
    1996, respectively                                         1,159,051              1,346,052
  Excess of cost over net assets acquired, net
    of accumulated amortization of $427,145 and
    $372,128 in 1997 and 1996, respectively                    3,830,751              3,885,767
  Notes receivable                                             4,388,326              4,423,324
  Organization costs, net of accumulated
    amortization of $52,207 and $37,066 in
    1997 and 1996, respectively                                  208,970                221,843
  Loans receivable and other assets                            3,548,622              3,344,070
                                                            -------------           ------------
                                                              14,248,678             14,429,905
                                                            -------------           ------------
       Total Assets                                          $27,117,940            $27,995,231
                                                            =============           ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable, banks and other                                $773,600               $792,663
  Current portion of long-term debt                              349,302                374,881
  Current portion of capital lease obligations                   323,757                230,761
  Accounts payable                                             2,680,292              2,690,260
  Accrued payroll and related liabilities                      1,010,584                685,505
  Accrued expenses and other current liabilities                 572,962                854,522
  Preferred stock dividends payable                              430,000                390,000
  Net current liabilities of discontinued operations             500,000                500,000
                                                            -------------           ------------
    Total current liabilities                                  6,640,497              6,518,592

LONG-TERM DEBT                                                   312,429                328,138

SUBORDINATED  CONVERTIBLE DEBENTURES                             150,000                600,000

CAPITAL LEASE OBLIGATIONS                                        161,764                232,721

COMMITTMENTS AND CONTINGENCIES
                                                            -------------           ------------
                                                               7,264,690              7,679,451
STOCKHOLDERS' EQUITY

  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized;
     Series A, 533,333 shares issued and outstanding                 533                    533
     Series B, 100,000 shares issued and outstanding                 100                    100
  Common Stock, $.001 par value, 25,000,000 shares
     authorized; 16,362,439 and 15,931,500 shares
     issued or to be issued and outstanding in 1997
     and 1996, respectively                                       16,362                 15,931
  Additional Paid-In Capital                                  34,701,445             34,142,970
  Accumulated deficit                                        (14,865,190)           (13,843,754)
                                                            -------------           ------------
                                                              19,853,250             20,315,780
                                                            -------------           ------------
       Total Liabilities and Stockholders' Equity            $27,117,940            $27,995,231
                                                            =============           ============

       The accompanying notes are an integral part of the consolidated financial statements




                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                   March 31,          March 31,
                                                     1997               1996
                                                 ------------       ------------
Revenue
  Ancillary services                              $2,469,490         $2,179,133
  Management services                              2,771,854          2,009,484
  Development services                               100,000          1,927,500
                                                 ------------       ------------
                                                   5,341,344          6,116,117
Operating expenses
  Ancillary services                               2,446,859          1,928,973
  Management services                              2,735,658          2,087,125
  General and administrative                         893,585            637,755
                                                 ------------       ------------
                                                   6,076,102          4,653,853
                                                 ------------       ------------
Income/(loss) from operations before
  other income (expense) and income
  tax expense                                       (734,758)         1,462,264

Other income (expense)
  Interest income                                     59,544            109,740
  Interest expense                                   (44,244)          (282,357)
  Depreciation and amortization                     (201,286)          (198,342)
  Other income (expense)                             (60,693)            10,624
                                                 ------------       ------------
                                                    (246,679)          (360,335)
                                                 ------------       ------------

Income/(loss) from operations
  before income tax expense                         (981,437)         1,101,929


Income tax expense                                      -               460,000
                                                 ------------       ------------

Net Income (loss)                                  ($981,437)          $641,929
                                                 ============       ============



Primary earnings (loss) per common
   and common equivalent share                        ($0.06)             $0.05
                                                 ------------       ------------
          Net Income (loss)                           ($0.06)             $0.05
                                                 ============       ============
Weighted average number of shares of
  common stock and equivalents outstanding        16,141,208         14,235,047
                                                 ============       ============

Fully diluted earnings per common
      and common equivalent share                    N/A                  $0.04
                                                 ------------       ------------
          Net Income                                 N/A                  $0.04
                                                 ============       ============
Weighted average number of shares of
  common stock and equivalents outstanding           N/A             15,401,733
                                                 ============       ============


       The accompanying notes are an integral part of the consolidated financial statements



                             IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                            MARCH 31,             MARCH 31
                                                              1997                  1996
                                                           (UNAUDITED)           (UNAUDITED)
                                                         -------------         -------------
OPERATING ACTIVITIES

  Net Income / (loss)                                       ($981,437)             $641,929
  Adjustments to reconcile net income (loss) to
   net cash utilized by operating activities:
    Depreciation and amortization                             201,286               198,342
    Provision for doubtful accounts                            60,665
    Deferred taxes                                               -                  360,000
    Changes in (net of disposals):
       Accounts receivable                                   (616,358)           (1,152,610)
       Notes and loans receivable                              30,446            (2,128,945)
       Inventory                                               47,043               (53,690)
       Prepaid expenses and other current assets              117,325               (13,282)
       Accounts payable                                        (9,968)              266,924
       Accrued expenses and other current
        liabilities                                            43,519              (604,175)
                                                         -------------         -------------
  Net cash utilized by operating activities                (1,107,479)           (2,485,507)
                                                         -------------         -------------

INVESTING ACTIVITIES

  Purchase of property and equipment                          (80,351)             (127,640)
  Deposits, net                                                95,891            (1,004,753)
  Restricted cash and cash equivalents                           -                   24,200
  Organization costs                                           (2,268)             (341,426)
                                                         -------------         -------------
  Net cash provided by (utilized by) investing
   activities                                                  13,272            (1,449,619)
                                                         -------------         -------------

FINANCING ACTIVITIES

  Net proceeds from issuance of capital
   stock and other capital contributions                      108,906              (663,736)
  Proceeds from issuance of subordinated
   convertible debentures, net                                   -               12,900,000
  Short-term borrowings (payments), net                       (19,063)             (252,000)
  Long-term debt payments                                     (41,288)             (618,681)
  Payments of capital lease obligations                       (17,960)              (11,522)
                                                         -------------         -------------
  Net cash provided by financing activities                    30,595            11,354,062
                                                         -------------         -------------

     INCREASE (DECREASE) IN CASH                           (1,063,612)            7,418,937

Cash and cash equivalents, beginning of period              1,134,125               682,505
                                                         -------------         -------------
Cash and cash equivalents, end of period                       70,513             8,101,442
                                                         =============         =============


     The accompanying notes are an integral part of the consolidated financial statements



          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

          Business

          Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal markets include the metropolitan areas of Philadelphia, Pennsylvania; Baltimore, Maryland, and; New England.

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

          The Company's credit risk with respect to accounts receivable is concentrated in services related to the health care industry, which is highly influenced by governmental regulations. This concentration of credit risk is limited due to the number and types of entities comprising the Company's customer base and their geographic distribution. The Company routinely monitors its exposure to credit losses and maintains an allowance for doubtful accounts.

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

          Earnings per share

          Both primary and fully diluted earnings per share of common stock and common stock equivalents are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in each period. For 1997, fully diluted loss per share amounts are not computed because they are antidilutive.

          In 1996, Common Stock equivalents include additional shares assuming the exercise of stock options and warrants and Convertible Series A Preferred Stock when their effect is dilutive. The inclusion of additional shares for conversion of Preferred Series A Stock, in primary earnings per share calculations, would have been antidilutive for 1996.

          Net earnings used in the computation of primary earnings per share for 1996 are reduced by Preferred Stock dividend requirements.

          During 1997 and 1996, the Company issued Common Stock in connection with the conversion of its 10% Subordinated Convertible Debentures and with the exercise of its
          Redeemable Common Stock Purchase Warrants. Had all exercises and conversions occurred on January 1, 1997, the reported primary loss per common share would have been antidilutive.

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

     The Company's operating objective is to achieve the optimum integration of financial services and operations management in all of the facilities it serves. Embodied in this philosophy is the Company's priority to develop its key people as both financial and operational managers. The Company emphasizes the development of its financial service capabilities to both support and enhance its operating programs. An important ingredient to promoting the integration of financial and operating management is the integrity of the underlying information systems. The Company is committed to utilizing state-of-the-art technology to support its operating needs. This includes the development and utilization of information systems technology that is both financially and clinically oriented.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Section I -    Business Description (Continued)

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

     Development Services

     The Company provides a full range of development services on behalf of owners and operators as well as lenders and investors who are active in the long-term care industry. The Company strategically seeks opportunities to be engaged in a development, consulting or financial advisory capacity on a fee for service basis, particularly where possibility exists to realize development income while securing ownership, management and ancillary services business.

     The Company is currently involved in development activities of long-term care facilities located in its existing as well as new market areas. These transactions, upon completion, will provide opportunities for management and ancillary services for the Company.

     Significant Transactions

     Significant transactions completed by the Company or its wholly-owned subsidiaries during the quarter ended March 31, 1997 include the following:

          During March 1997, the Company entered into two ten year lease agreements including two long-term care facilities located in the Commonwealth of Massachusetts representing a total of 222 beds. The lease agreement includes a purchase option to acquire the facilities during the lease term for a purchase price totaling $10,000,000. Historical annualized operating revenues generated by these facilities approximate $10,000,000.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations

     The Company's consolidated financial statements reflect a net loss of $981,437 for the quarter ended March 31, 1997, compared with a net income of $641,929 for the quarter ended March 31, 1996. The decrease in reported net income results largely from a significant reduction in reported development fee revenues and increased overhead associated with new management contracts involving high cost turn-around projects. The Company anticipates improved income associated with continuing operations in future quarters. Such improvement is expected to result from completing cost reductions initiated during the March 1997 quarter while continuing growth of regional service volume is expected to generate more normative operating margins.

     Management's cost reduction initiatives have included substantial elimination of payroll expense through the consolidation of resources and resultant elimination of non-essential as well as redundant employee positions. Specifically, payroll costs eliminated commencing in the second quarter of 1997 will total approximately $4,000,000 on and annualized basis. Management is aggressively continuing to effect operating cost reductions in other areas.

     Management's expectation of regional operating performance is to routinely sustain net operating margins from facility operations, facility management and ancillary service revenue in keeping with industry norms. Development service revenue is expected to be recognized regionally as the company continues its growth and development of principal market areas. Such revenue is expected to contribute further to the Company's operating margins.

     Consolidated operating revenue reported for the quarter ended March 31, 1997 totaling $5,341,344 compares with $6,116,117 reported for the quarter ended March 31, 1996 and represents a decrease of $774,773 or 12.7%. The reported decrease is the net result of an increase in ancillary services revenue of $290,357 or 13%, an increase in management services revenue of $762,370 or 38%, and, a decrease in development services revenue of $1,827,500 or 95%.

     The increases in reported ancillary and management services revenues during 1997 resulted principally from the Company having secured management and ancillary service contracts in the Pennsylvania market area through business acquisitions as well as having developed expanded market presence in New England.

     The components of ancillary services revenue reported for the quarter ended March 31, 1997 include medical supplies and pharmacy revenue totaling $1,588,993 and therapy services revenue totaling $880,497. During the prior year quarter, the Company reported medical supplies and pharmacy revenue of $1,399,368 and therapy services revenue of $779,765.

     Increases in ancillary service revenue generally relate to the Company having secured new or expanded service relationships with facilities for which management services are also provided.

     Management services revenue reported by the Company for the quarter ended March 31, 1997 relates exclusively to long-term care facilities for which the Company provides both financial and operational management services under contractual arrangements. Increases in management services revenue reflect increased revenue resulting from new management service contracts secured by the Company.

     For the quarter ended March 31, 1997, the Company recognized development services revenue totaling $100,000 which was associated with securing two ten year lease agreements including two long-term care facilities. The Company intends to provide continuing marketing, management and ancillary services to these facilities as well as expand its service presence in the market areas represented by this transaction.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Section II     -    Results of Operations (Continued)

     Consolidated operating expenses reported for the quarter ended March 31, 1997 total $6,076,102 or 114% of reported revenue compared with the same period during 1996 totaling $4,653,853 or 76% of reported revenue. Total operating expenses for the quarter ended March 31, 1997 increased $1,422,249 or 31% compared with 1996. This increase is comprised of $517,886 or 27% relating to ancillary services, $648,533 or 32% relating to management services, and, $255,830 or 41% relating to general and administrative expenses.

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

     Ancillary services operating expenses for the quarter ended March 31, 1997 total $2,446,859 and include $1,423,882 relating to medical supplies and pharmacy services and $1,022,977 relating to therapy services. For the prior year quarter, ancillary services operating expenses total $1,928,973 and include $1,229,823 relating to medical supplies and pharmacy services and $699,150 relating to therapy services. Total ancillary services operating expenses for the quarter ended March 31, 1997 represent an increase of 28% over the prior year period. Operating profits relating to ancillary services for the quarters ended March 31, 1997 and 1996 were $22,631 and $250,160, respectively. This decrease reflects additional costs and overhead incurred to accommodate expected growth in ancillary services volume.

     Management services operating expenses reported for the quarter ended March 31, 1997 total $2,735,658 and relate to the long-term care facilities for which the Company provides financial and operational management services. For the quarter ended March 31, 1997, management services reported an operating profit of $36,196. Management services operating expenses for the quarter ended March 31, 1996 totaled $2,087,125 resulting in an operating loss of $77,641.

     Operating profits resulting from management services during 1997 reflect overhead costs associated with business acquisitions which management is in the process of reducing and realigning. Further, increased operating costs have been incurred in connection with establishing regional management resources anticipating an increase in the number of management services contracts secured by the Company.

     General and administrative expenses for the quarter ended March 31, 1997 totaled $893,585. Significant components of general and administrative expenses for the quarter ended March 31, 1997 include contracted services of $59,173; professional fees of $116,618; salaries of $383,561; and, travel and related expenses of $104,038. Other general and administrative expenses aggregating $230,195 for the quarter relate to corporate overhead.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II     -    Results of Operations (Continued)

     For the quarter ended March 31, 1997, the Company reported an operating loss from total services revenue of $734,758 compared to an operating profit in the prior year quarter of $1,462,264 representing a decrease of $2,197,022 or 150%. This decrease results principally from the Company's growth and expansion achieved during 1996 and to date wherein the Company has incurred increasing overhead required to effectively support anticipated business volume. Operating profit margins from management and ancillary services are expected to increase as the Company continues to reduce and realign costs, and achieve full implementation of its service programs in its local service networks within each market area.

     Other income (expense) for the quarter ended March 31, 1997 total ($246,679). The principal component of other income (expense) is depreciation and amortization expense of $201,286. Depreciation and amortization expense includes approximately $86,860 associated with depreciation and $114,426 associated with the amortization of goodwill, contract rights and organizational costs relating to the Company's business acquisitions. Interest income and expense reported for the quarter ended March 31, 1996 relates largely to the Subordinated Convertible Debentures.

Section III    -    Liquidity and Capital Resources

     In January 1996, the Company completed the sale of $12,900,000 of its 10% subordinated convertible Debentures. The Debentures pay interest in quarterly installments at the rate of 10% per annum. The Debentures are convertible into shares of the Company's Common Stock, with the conversion rate determined by a formula based upon the share price of the Company's Common Stock. At
     March 31, 1997, $12,750,000 had been converted into a total of 4,182,234 common shares. As of May 12, 1997, $150,000 in 10%
     subordinated convertible Debentures remained outstanding which the Company believes is likely to be converted by December 31, 1997.

     The Company realized $12,000,000, net of costs associated with the issuance of the 10% subordinated convertible Debentures. Through March 31, 1997, the funds realized were utilized to fund acquisitions and other corporate development and operating obligations of the Company. Uses of the 10% subordinated convertible Debenture proceeds included the following: (1) Corporate overhead - $900,000; (2) Operating deficit agreement and project working capital advances - $2,385,000; (3) Development capital advances for various transactions - $3,965,000; and; (4) Working capital advances to Company subsidiaries - $4,750,000.

     The Company is presently operating with limited cash reserves and has negotiated a $4,000,000 asset based financing transaction to support current working capital requirements. This financing transaction is collateralized with various accounts receivable of the Company. Additionally, the Company is seeking debt financing to fund its current growth and development plans.

     The Company has been involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to loan working capital as may be required in the form of operating deficit agreements. Aggregate amounts committed to date by the Company relating to project financings total $4,980,000 of which approximately $2,329,000 has been advanced by the Company and approximately $2,651,000 remains outstanding at March 31, 1997. No additional advances under these agreements are contemplated by management until the Company is able to strengthen its liquid working capital position. Advances to date are expected to be recovered by the Company from sources of working capital financing being established by the respective facilities. Absent securing such working capital financing, the Company's advances are recoverable from the facilities' operating cash flows which are generally subordinated to other obligations of the facilities.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

     During April 1997, the Company secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's operating subsidiaries. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts drawn and outstanding. To date, the Company has utilized approximately $900,000 of this financing to support working capital and development activities of its operating subsidiaries.

     Cash and cash equivalents at March 31, 1997 and 1996 totaled $70,513 and $8,452,242, respectively. Cash and cash equivalents at March 31, 1996 were comprised of unrestricted amounts of $8,101,442 and restricted amounts of $350,000. Restricted cash of $250,000 represented funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement. On a quarterly basis, the Company utilized such funds for its own corporate purposes in increments of $25,000. Accordingly, amounts not available to the Company during the current operating period were classified as long-term. The balance of restricted funds totaling $100,000 related to escrowed funds associated with contractual obligations involving the Company's development activities.

     At March 31, 1996, cash and cash equivalents included a certificate of deposit held by a financial institution in the approximate amount of approximately $503,000. This certificate matured in June 1996 and served as collateral for an outstanding line of credit obligation totaling approximately $491,000 which was included in current notes payable, bank at March 31, 1996. This certificate of deposit was utilized to satisfy the outstanding line of credit obligation in March 1997.

     At March 31, 1997, the Company reports a working capital surplus of $4,937,780 compared with $12,811,986 as of March 31, 1996.

     Accounts receivable at March 31, 1997, of $6,443,898 is net of allowance for doubtful accounts of $1,834,965 and is comprised of $2,492,379 relating to management services and $3,951,519 relating to ancillary services. Accounts receivable at March 31, 1996 of $5,390,062 was net of allowance for doubtful accounts of $143,000 and was comprised of $1,517,899 relating to management services, $2,872,163 relating to ancillary services, and, $1,000,000 relating to development services.

     Prepaid expenses and other current assets reported by the Company for the quarter ended at March 31, 1997 and 1996 totaled $1,957,789 and $1,592,468, respectively. Approximately $1,600,000 and $1,225,000 of prepaid expenses and other current assets represent project costs advanced in connection with transactions involving the Company in a development capacity in 1997 and 1996, respectively. These include legal and
     professional  as  well  as  financing  issue  costs   which   are
     recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development services as it deems necessary to secure business prospects and complete transactions. In addition, in 1996, prepaid expenses and other current assets included $250,000 related to the prepayment of a consulting contract with a former officer and stockholder of the Company.

     Deposits reported at March 31, 1997 totaled $1,112,958 and include a refundable earnest money deposit of $1,000,000 in connection with a purchase agreement for a long-term care facility located in New Jersey. The Company intends to assign this purchase to a third party, as provided for in the agreement, and retain rights to provide management and ancillary services. In connection therewith, the purchase deposit is to be refunded to the Company. In addition, $112,958 represents office lease and related deposits.




 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

     For the quarter ended March 31, 1997 and 1996, notes receivable result from development, financial advisory and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

     For the quarter ended March 31, 1997 and 1996, loans receivable and other assets totaled $3,150,622 and $865,971, respectively. As of March 31, 1997, $2,124,424 represents cash advanced by the Company pursuant to the terms of operating deficits agreements for the operating needs of properties managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties. The Company is currently obligated under such operating deficit agreements for additional amounts approximating $1,700,000.

     In addition, as of March 31, 1997 other assets include approximately $540,000 representing a loan receivable due from an officer in connection with the merger transaction with King Care Respiratory Services, Inc. The loan accrues interest at 9% and matures in January 2000. The Company expects to partially realize this loan in connection with satisfying its deferred purchase obligation of approximately $240,000 plus accrued interest which is also payable in January 2000.




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 1997. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

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


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.


          None





ITEM 3         DEFAULTS UPON SENIOR SECURITIES.


     The Company is in arrears in the payment of dividends on the outstanding shares of its Series A Senior Convertible Preferred Stock. At May 15, 1997, dividends in arrears on these shares totalled $430,000.




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IATROS HEALTH NETWORK, INC.



Dated:    May 15, 1997             By:  /s/ Joseph L. Rzepka
                                   Joseph L. Rzepka
                                   Executive Vice President
                                   Chief Financial Officer