Form 10-Q
period 1997-06-30
IATROS HEALTH NETWORK INC
filed 1997-08-15
CIK 866970

CONFORMED COPY

	FORM 10-Q


	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549



	[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the Quarter Ended June 30, 1997

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

As of August 8, 1997, there were 16,718,608 shares of Common Stock issued or to be issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock.



PART I- FINANCIAL INFORMATION


ITEM I: FINANCIAL STATEMENTS

						      IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
								     CONSOLIDATED BALANCE SHEETS
							      JUNE 30, 1997 AND DECEMBER 31, 1996

						       ASSETS
													  JUNE 30,                      DECEMBER 31,
							      1997                              1997
CURRENT ASSETS

  Cash and cash equivalents                            $   549,429                     $ 1,134,125
  Accounts receivable, net of allowance for
   doubtful accounts of $2,573,275 and
   $1,774,300 in 1997 and 1996,
   respectively                                          6,751,475                       5,888,205
  Notes Receivable                                           -                             200,000
  Inventory                                                453,380                         453,119
  Prepaid expenses and other assets                      1,637,351                       1,940,114
  Deferred tax asset                                         -                           2,700,000
	Total current assets                                    9,391,635                      12,315,563



PROPERTY AND EQUIPMENT, net                              9,699,961                       1,249,763

OTHER ASSETS

  Deposits                                                  59,429                       1,208,849
  Restricted cash                                          435,750                           -
  Contract rights, net of accumulated
   amortization of $269,744 and $187,234 in
   1997 and 1996, respectively                             903,304                       1,346,052
  Excess of costs over net assets acquired,
  net of accumulated amortization of
   $482,131 and $372,128 in 1997 and 1996,
  respectively                                           3,079,879                       3,885,767
  Notes Receivable                                       2,773,904                       4,423,324
  Organization costs, net of accumulated
   amortization of $71,865 and $37,066
   in 1997 and 1996, respectively                          216,590                         221,843
  Loans receivable and other assets                      1,446,548                       3,344,070
  Deferred tax asset                                     2,700,000                           -
																		11,615,404                      14,429,905

	Total Assets                                          $30,707,000                     $27,995,231









						 IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
							       CONSOLIDATED BALANCE SHEETS
						       JUNE 30, 1997 AND DECEMBER 31, 1996

				LIABILITIES AND STOCKHOLDERS' EQUITY

												(UNAUDITED)
													  JUNE 30,                      DECEMBER 31,
													   1997                             1996
CURRENT LIABILITIES

  Notes payable, banks and other                       $ 3,038,960                     $   792,663
  Current portion of long-term debt                         10,876                         374,881
  Current portion of capital lease
   obligations                                             197,404                         230,761
  Accounts Payable                                       2,755,172                       2,690,260
  Accrued payroll and related
   liabilities                                             853,174                         685,505
  Accrued expenses and other current
   liabilities                                             635,763                         854,522
  Preferred stock dividends payable                        470,000                         390,000
  Net current liabilities of
   discontinued operations                                 650,000                         500,000
	Total current liabilities                               8,611,349                       6,518,592

LONG-TERM DEBT                                           9,585,099                         328,138

SUBORDINATED CONVERTIBLE DEBENTURES                          -                             600,000

CAPITAL LEASE OBLIGATIONS                                  248,420                         232,721

COMMITMENT AND CONTINGENCIES

																		18,444,868                       7,679,451

STOCKHOLDERS' EQUITY

  Preferred Stock, $.001 par value,
   5,000,000 shares authorized;
   Series A, 533,333 shares issued
   and outstanding
   Series B, 100,000 shares issued                             533                             533
   and outstanding                                             100                             100
  Common Stock, $.001 par value,
   25,000,000 shares authorized; 16,718,608
   and 15,931,500 shares issued or to be
   issued and outstanding in 1997 and
   1996, respectively                                       16,719                          15,931
  Additional Paid-In Capital                            34,896,631                      34,142,970
  Accumulated deficit                                  (22,651,851)                    (13,843,754)
																		12,262,132                      20,315,780

Total Liabilities and Stockholders'
Equity                                                 $30,707,000                     $27,995,231





The accompanying notes are an integral part of the consolidated financial statements



				IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
					CONSOLIDATED STATEMENTS OF OPERATIONS
							    (UNAUDITED)

							Three months ended June 30,     Six months ended June 30,
						       1997            1996                    1997            1996
Revenue
  Nursing home operations         $3,693,764     $    -                   $3,693,764     $    -
  Ancillary services               3,161,686      2,522,608                5,631,176      4,190,756
  Management services              1,586,717      2,011,623                4,358,571      4,532,092
  Development services                 -          3,095,220                  100,000      5,022,720
							   8,442,167      7,629,451               13,783,511     13,745,568


Operating expenses
  Nursing home operations          3,643,076          -                    3,643,076          -
  Ancillary services               2,599,954      2,114,164                5,046,813      4,043,137
  Management services              1,595,584      2,525,855                4,331,242      4,612,980
  General and
   administrative                  1,319,394      1,002,563                2,212,979      1,640,318

							   9,158,008      5,642,582               15,234,110     10,296,435
Income/(loss) from
 operations before other
 income (expenses) and
 income tax expenses                (715,841)     1,986,869               (1,450,599)     3,449,133

Other income (expense)
  Interest income                     97,816        100,892                  157,360        210,632
  Interest expense                   (78,109)      (225,989)                (122,353)      (508,346)
  Depreciation and
   Amortization                     (213,536)      (356,976)                (414,822)      (555,318)
  Write-down of
   assets                         (6,742,162)         -                   (6,742,162)         -
  Other income (expense)             (94,830)         6,385                 (155,523)        17,009
							  (7,030,821)      (475,688)              (7,277,500)      (836,023)

Income/(loss) from
 operations before tax
 expense                          (7,746,662)     1,511,181               (8,728,099)     2,613,110

Income tax expense                     -            602,405                    -          1,062,405
Net income (loss)                 ($7,746,662)   $  908,776               ($8,728,099)    $1,550,705



Earnings (loss)
 per common and common
 equivalent share                     ($0.47)         $0.06                   ($0.53)         $0.10

    Net Income(loss)                  ($0.47)         $0.06                   ($0.53)         $0.10


Weighted average number
 of shares of common stock
 and equivalents
 outstanding                      16,513,975     15,604,636               16,328,621     14,993,302

The accompanying notes are an integral part of the consolidated financial statements




					 IATROS HEALTH NETWORK, INC.  AND SUBSIDIARIES
					   CONSOLIDATED STATEMENTS OF CASH FLOWS
					   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
								(UNAUDITED)

													   1997                             1996
OPERATING ACTIVITIES
  Net Income(loss)                                     ($8,728,099)                    $ 1,550,705
  Adjustments to reconcile net income
   (loss) to net cash utilized by
   operating activities:
  Depreciation and amortization                            414,822                         555,318
  Provision for doubtful accounts                          411,658                           -
  Write-off of uncollectible notes,
  loans and deposits receivable                          5,690,608                           -
  Write-down of intangible assets                        1,051,554                           -
  Loss on disposal of property and equipment                92,114                           -
  Deferred taxes                                             -                             937,405
  Changes in (net of disposals):
    Accounts receivable                                 (1,874,928)                     (1,616,281)
    Notes and loans receivable                             166,518                      (5,342,428)
    Inventory                                                 (261)                          7,702
    Prepaid expenses and other current
     assets                                               (197,421)                           (335)
    Accounts payable                                        64,912                         675,353
    Accrued expenses and other current
     liabilities                                            98,910                        (763,204)

  Net cash utilized by operating activities             (2,809,613)                     (3,995,765)

INVESTING ACTIVITIES
  Purchase of property and equipment                    (8,725,252)                        (60,910)
  Acquisition of business                                    -                            (626,937)
  Acquisition of contracts rights                            -                            (249,634)
  Loans to third parties                                     -                          (1,250,000)
  Deposits, net                                            139,420                        (719,241)
  Restricted cash and cash equivalents                    (435,750)                        150,000
  Organization costs                                       (29,546)                     (1,508,194)

  Net cash utilized by investing activities             (9,051,128)                     (4,264,916)

FINANCING ACTIVITIES
  Net proceeds from issuance of capital
   stock and other capital contributions                   154,449                       1,667,499
  Proceeds from issuance of subordinated
   convertible debentures                                    -                          12,900,000
  Fees paid on issuance of debentures                        -                            (876,331)
  Short-term borrowings (payments), net                  2,246,297                         (30,985)
  Long-term debt borrowings (payments), net              8,892,957                        (917,949)
  Payments of capital lease obligations                    (17,658)                        (23,803)

  Net cash provided by financing activities             11,276,045                      12,718,431

	INCREASE (DECREASE) IN CASH                              (584,696)                      4,457,750

Cash and cash equivalents,
  beginning of period                                    1,134,125                         682,505

Cash and cash equivalents, end of period               $   549,429                     $ 5,140,255

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

		Principles of consolidation

	    The consolidated financial statements include the accounts of IatrosHealth Network, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

	   The useful lives of property and equipment for purposes of computing depreciation and amortization are:

			Buildings                                   40  Years
			Leasehold improvements          3 - 10  Years
			Property and equipment
			held under capital leases               5 -  7  Years
			Equipment                                    5  Years
			Furniture and fixtures          3 -  7  Years




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

		Income taxes

	  The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards
(SFAS) No. 109 Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.




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

		Adoption of New Accounting Principles

The Company will be required to implement Statement of Financial
Accounting Standards No. 128, Earnings Per Share (SFAS 128) in the fourth quarter of 1997. The effects of the implementation of SFAS No. 128 have not been determined.



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

	Business Strategy

The Company's principal business strategy is to own and directly lease long-term care facilities in geographic concentrations sufficient to provide a basis for their economically efficient operation. Such facilities provide a platform for the efficient delivery of the Company's cost effective, quality oriented ancillary products and services. This represents a change in emphasis from previous development initiatives focused solely on contract management and service engagements. Together with ongoing operating overhead cost reductions discussed further below, this strategy is reflective of managements efforts to develop a stronger and more tangible balance sheet while broadening its revenue base and increasing operating control over facilities managed.

The Company emphasizes the localized nature of the long-term care industry, using its operating resources to achieve maximum economies. Strategic alliances with local owners, operators and health care providers in developing area service networks are essential ingredients to the Company's strategy.

In view of continuing health care reform initiatives, the Company believes it is important to position itself as a low cost, quality provider of health care services in its respective markets. The Company seeks to provide value-added services that promote revenue enhancement, cost containment and quality assurance to the facilities it operates and serves.

	Long-Term Care Facility Operations

As of June 30, 1997, the Company directly owned two nursing homes with 171 beds and operated two nursing homes with 222 beds under 10 year lease agreements with associated purchase options. These four facilities combined have historically generated annualized operating revenues approximating $17,600,000.

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

Ancillary Services (Continued)

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

	As of June 30, 1997, the Company provided contractual management or financial services to 36 long-term care facilities representing approximately 3,900 beds located in the market areas of Pennsylvania, Maryland, and New England.

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

	Development Services

The Company has de-emphasized the provision of development services to third parties consistent with its present focus on direct leasing and ownership of long-term care facilities.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section I       -       Business Description (Continued)

	Significant Transactions

Significant transactions completed by the Company or its wholly owned subsidiaries during the quarter ended June 30, 1997 include the following:

On April 1, 1997, the Company closed the operation of its Baltimore, Maryland based operating management division. Service contracts being administered through the Baltimore office were assigned to the Company's Philadelphia based operating subsidiary. Consolidated overhead reductions accomplished through this assignment of contracts approximate $1,000,000 on an annualized basis. Additionally, the Company has recorded a charge of $770,000 in the June 1997 quarter associated with the write-down of certain intangible assets of this division.

On May 31, 1997, the Company (through its wholly owned subsidiary OHI Corporation) acquired two long-term care facilities near Boston, Massachusetts with a total of 171 beds utilizing REIT mortgage financing. Historical annualized operating revenues generated by these two facilities approximate $7,600,000.

In December, 1995, the Company recorded a $1,000,000 deposit against the anticipated purchase of a nursing facility in New Jersey. This transaction was pending as of June 30,1997. The Company's deposit has been forfeited. Accordingly, the Company has recorded a charge to earnings during the three months ended June 30, 1997.

On March 31, 1997, the Company's Baltimore based operating division was terminated as manager of a 224 bed nursing home in Hyattsville, Maryland. Annualized management fees from this property were projected to be $495,000. In June, 1997, the mortgage lender on this property foreclosed and assumed responsibility for property operations. In July, 1997, the Company executed an Assignment and Release Agreement (the Agreement) with the lender. The Agreement granted to the lender the Company's interest in unpaid management fees and outstanding operating deficit advances due from the property in exchange for release by the lender of alleged claims against the Company. Eventhough the agreement was not executed until July, 1997 the Company has recorded a charge to earnings in the June, 1997 quarter approximating $400,000 in light of commencement of the foreclosure proceedings.

On May 16, 1997, a 325 bed nursing home in Olathe, Kansas under management by the Company's Philadelphia based operating subsidiary filed a Voluntary Chapter 11 Petition for Relief with the United States Bankruptcy Court in Topeka, Kansas. The management contract with the Company's subsidiary was terminated as of the filing. Annualized management fees from this property were projected to be $375,000.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section I       -       Business Description (Continued)

	Significant Transactions (Continued)


The Company was a lender to the owner of this property by means of a Loan Participation Agreement entered into on April 25, 1996. In July,
1997 the Company executed an Assignment and Release Agreement (the Agreement) with its co-lender in the project. The Agreement granted to the co-lender collection rights to various unpaid management fees and outstanding operating deficit advances due from the property, as well as the Company's loan participation interest, in exchange for release from the co-lender of alleged claims against the Company and its subsidiary. In accordance with the terms of the Agreement, the Company has recorded a charge to earnings during the three months ended June 30, 1997 totaling $1,075,000.

In June, 1997, the Bond Trustee to the owner of two Assisted Living projects in Salisbury and Annapolis, Maryland foreclosed. In August, 1997 a receiver was appointed at the project. In conjunction with this action, the Company was terminated as developer and manager of the project effective as of June 30,1997. As a result of this action, development notes and outstanding operating deficit agreements from the properties are in jeopardy. In recognition of this fact, the Company has recorded a charge to earnings of $650,000.

In July 1997 the first mortgage lender on a nursing home in Baltimore, Maryland under management by the Company's Philadelphia based subsidiary foreclosed. As a result of this action, the Company has recorded a collection reserve against notes and advances receivable from this property totaling $665,000.

In August 1997 the Company reached agreement with a client that provides for discounted early pay-off of subordinated notes receivable due between 1998 and 2005. Pay-off is scheduled to occur in August 1997. In accordance with terms of the agreement, the Company has recorded a charge to earnings of $500,000 during the three months ended June 30, 1997.

Section II      -       Results of Operations

	    The Company's consolidated financial statements reflect a loss from operations of ($715,841) for the quarter ended June 30, 1997.
Additionally, the Company has recorded charges to earnings aggregating ($7,030,821) during the three months ended June 30, 1997 for a reported net loss of ($7,746,662). This compares to reported net income from operations of $908,776 for the quarter ended June
30, 1996. The decrease in net income results largely from non-recurring charges to earnings in the quarter ended June 30, 1997 associated with four property management contracts which were terminated during the quarter. Additionally, there were no Development Service revenues associated with the quarter ending June
30, 1997 versus $3,095,220 which was reported during the quarter ended June 30, 1996.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Section II      -       Results of Operations (Continued)

These developments are reflective of managements ongoing initiatives to refocus efforts on direct leasing and ownership of nursing homes. Such initiatives include the consolidation of resources, elimination of redundant employee positions, and reduction of associated overhead expenses. Cost reductions associated with these initiatives began to take effect during the June 30, 1997 quarter and presently amount to over $5,000,000 on an annualized basis. Management is aggressively continuing these efforts.

     Consolidated operating revenue reported for the quarter ended
June 30, 1997 totaling $8,442,167 compares with $7,629,451 reported for the quarter ended June 30, 1996 and represents an increase of $812,716 or 11%. The reported increase is the net result of an increase in nursing home operation services revenue of $3,693,764 or 100%. an increase in ancillary services revenue of $639,078 or 25%, a decrease in management services revenue of $424,906 or 21%, and a decrease in development services revenue of $3,095,220 or 100%.

      Consolidated operating revenue reported for the six months ended June 30, 1997 totaling $13,783,511 compares with $13,745,568 reported for the six months ended June 30, 1996 and represents an increase of $37,943 or .25%.
The reported increase is the net result of an increase in ancillary services revenue of $1,440,420 or 34%, a decrease in management services revenue of $173,521 or 4%, a decrease in development services revenue of $4,922,720 or 98%, and, an increase in nursing home operation services revenue of $3,693,764 or 100%.

   The components of ancillary services revenue reported for the quarter ended June 30, 1997 include medical supplies and pharmacy revenue totaling $1,657,908 and therapy services revenue totaling $1,503,778. During the prior year quarter, the Company reported medical supplies and pharmacy revenue of $1,375,913 and therapy services revenue of $1,146,695.

	The components of ancillary services revenue reported for the six months ended June 30, 1997 include medical supplies and pharmacy revenue totaling $3,246,901 and therapy services revenue totaling $2,384,275. During the six months ended June 30, 1996, the Company reported medical supplies and pharmacy revenue of $2,775,282 and therapy services revenue of $1,415,474.

The increase in reported ancillary services revenue during 1997 resulted principally from the Company having secured additional ancillary service contracts in the Pennsylvania market area through business acquisitions as well as having developed an expanded market presence in New England.

     Management services revenue reported by the Company for the quarter ended June 30, 1997 relates exclusively to long-term care facilities for which the Company provides both financial and operational management services under contractual arrangements.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II      -       Results of Operations (Continued)

	Consolidated operating expenses reported for the quarter ended June 30, 1997 total $9,158,008 or 108% of reported revenue compared with the same period during 1996 totaling $5,642,582 or 74% of reported revenue. Total operating expenses for the quarter ended June 30, 1997 increased $3,515,426 or 62% compared with 1996. This net increase is comprised of an increase of $3,643,076 or 100% relating to nursing home operation services expenses., an increase of $485,790 or 23% relating to ancillary services, a decrease of $930,271 or 37% relating to management services, and, an increase of $316,831 or 32% relating to general and administrative.

Consolidated operating expenses reported for the six months ended June 30, 1997 total $15,234,110 or 111% of reported revenue compared with the same period during 1996 totaling $10,296,435 or 75% of reported revenue. Total operating expenses for the six months ended June 30, 1997 increased $4,937,675 or 48% compared with 1996. This net increase is comprised of an increase of $3,643,076 or 100% relating to nursing home operation services expenses, an increase of $1,003,676 or 25% relating to ancillary services, a decrease of $281,738 or 6% relating to management services, an increase of $572,661 or 35% relating to general and administrative.

	The reported increases in operating expenses for the current periods are primarily associated with general and administrative and nursing home operation services costs. Increased costs result generally from business growth, as well as costs incurred to secure and position regional resources necessary to effectively support anticipated increases both in management and ancillary service volume within existing market areas. In addition, the Company has incurred increases in general and administrative costs associated with developing its corporate resources necessary to support regional operations and conduct requisite oversight for continuing operations.

      Management expects operating expenses as a percentage of reported revenue to decrease in future periods. This is anticipated to result from managements continuing initiatives to further develop and effectively position regional organizational resources while achieving greater economies of scale and improved operating margins from existing business and continued growth.

      Ancillary services operating expenses for the quarter ended June 30, 1997 total $2,599,954 and include $1,531,322 relating to medical supplies and pharmacy services and $1,068,632 relating to therapy services. For the prior year quarter, ancillary services operating expenses total $2,114,164 and include $1,339,217 relating to medical supplies and pharmacy services and $774,947 relating to therapy services. Total ancillary services operating expenses for the quarter ended June 30, 1997 represent an increase of $485,790 or 23% over the prior year period. Operating profits relating to ancillary services for the quarters ended June 30, 1997 and 1996 were $561,732 and $408,444, respectively. This increase reflects additional growth in ancillary services volume.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II      -       Results of Operations (Continued)

	Ancillary services operating expenses for the six months ended June 30, 1997 total $5,046,813 and include $2,870,539 relating to medical supplies and pharmacy services and $2,176,274 relating to therapy services. For the six months ended June 30, 1996, ancillary services operating expenses total $4,043,137 and include $2,569,040 relating to medical supplies and pharmacy services and $1,474,097 relating to therapy services. Total ancillary services operating expenses for the six months ended June 30, 1997 represent an increase of $1,003,676 or 25% over the prior year period. Operating profits relating to ancillary services for the six months ended
June 30, 1997 and 1996 were $584,363 and $147,619, respectively.

     Management services operating expenses reported for the quarter ended June 30, 1997 total $1,595,584 and relate to the long-term care facilities for which the Company provides financial and operational management services.
For the quarter ended June 30, 1997, management services reported an operating loss of $8,867. Management services operating expenses for the quarter ended June 30, 1996 totaled $2,525,855 resulting in an operating loss of $514,232. Operating losses resulting from management services during 1997 have been substantially reduced compared to 1996. These reductions were the direct result of managements ongoing realignment and overhead reduction efforts.

	General and administrative expenses for the quarters ended June 30, 1997 and 1996 totaled $1,319,394 and $1,002,563, respectively. Significant components of general and administrative expenses for the quarters ended
June 30, 1997 and 1996, include contracted services of $68,316 and $215,700, respectively; professional fees of $305,044 and $77,235, respectively; salaries of $577,739 and $332,426, respectively; and, travel and related expenses of $207,136 and $86,283, respectively. Other general and administrative expenses aggregating $161,159 and $290,919, respectively for the quarters, relate to corporate overhead.

     General and administrative expenses for the six months ended June 30, 1997 and 1996 totaled $2,212,979 and $1,640,318, respectively. Significant components of general and administrative expenses for the six months ended
June 30, 1997 and 1996 include contracted services of $127,489 and $317,808, respectively; professional fees of $421,662 and $217,084, respectively; salaries of $961,300 and $551,359, respectively, and; travel and related expenses of $311,174 and $144,439, respectively. Other general and administrative expenses aggregating $391,354 and $409,628, respectively for the six months ended, relate to corporate overhead.

	For the quarters ended June 30, 1997, the Company reported an operating loss from total services revenue of $715,841 compared to an operating profit for the quarter ended June 30, 1996 of $1,986,869 representing a decrease of $2,702,710 or 136%. This decrease results principally from the Company's growth and expansion achieved during 1996 and to date wherein the Company has incurred increasing overhead required to effectively support anticipated business volume. Operating profit margins from management and ancillary services are expected to increase as the Company continues to reduce and


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II      -       Results of Operations (Continued)

      realign costs, and achieve full implementation of its service programs in its local service networks within each market area.

Other income (expense) for the quarter ended June 30, 1997 and 1996 total ($7,030,821) and ($475,688), respectively. The principal component of other income (expense) is the write down of intangible assets totaling ($6,742,162) for the quarter ended June 30, 1997.

Section III     -       Liquidity and Capital Resources


During April, 1997, the Company's New England based subsidiary secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's subsidiaries. The line is due on demand and accrues interest at the banks base rate plus 1% on amounts drawn and outstanding. As of June 30, 1997, the Company has utilized $1,362,500 of this financing to support working capital and development activities of its operating subsidiaries.

During May, 1997, the Company's Philadelphia based subsidiaries secured a working line of credit of up to $4,000,000. This line of credit is secured by the subsidiaries' accounts receivable. The line of credit is due on demand and accrues interest at the rate of prime plus 2.25% on amounts drawn and outstanding. As of June 30, 1997 the Company has utilized $1,676,400 of this financing to support working capital and development activities of its operating subsidiaries.

During August, 1997, the Company agreed to a pursue a proposed private equity offering and in connection therewith secured a bridge loan in the


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Section III     -       Liquidity and Capital Resources (Continued)

	amount of $300,000. There can be no assurance that the proposed equity offering will proceed as contemplated. The Bridge Loan bears interest at the rate of 10% per annum and matures upon the earlier of (i) December 5, 1997 or (ii) the successful consummation by the Company of any financing raising at least $500,000. In addition, in consideration of the Bridge
Loan, the Company issued to the lender a 5-year Warrant to purchase 325,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In the event of a default under the Bridge Loan, the principal thereof and all accrued, unpaid interest thereon are convertible into shares of the Company's Common Stock at a price of $0.25 per share; and, in such event, the exercise price of the Warrant is automatically reduced to $0.25 per share.

	In January of 1997, the Company obtained a $500,000 loan from National Employer Solutions, Inc. (NES). This loan bears interest at the rate of prime plus 1% and is secured by a $550,000 note receivable from AHF/Gull Creek, Inc. in respect of a project it developed in Virginia. The loan had an original maturity date of March 31, 1997 but has been extended on a month to month basis. In August of 1997, NES gave the Company notice that it would no longer extend the maturity date of the loan. This loan becomes due in full on August 21, 1997.

The Company is presently operating with limited cash reserves and its subsidiaries participate in a two asset based financing transaction to support current working capital requirements. One has a maximum loan limit of $1,500,000 and the other has a limit of $4,000,000. As of June 30, 1997 outstanding borrowings against these facilities totaled $3,038,900. Additionally, senior executives of the Company have deferred payment of certain salaries and expense reimbursements as of June 30, 1997 in support of working capital obligations.

In addition to ongoing overhead expense reductions and in recognition of persistent working capital shortfalls, the Company has reached agreements (the Agreements) with two of its operating subsidiaries whereby effective in principle, July 1, 1997 the subsidiaries will separate from the Company. For the six month period ended June 30, 1997 the two subsidiaries combined generated a net operating loss of $944,871. In accordance with the Agreements, the Company is eliminating associated annualized overhead expenses approximating $3,500,000. Additionally, effective July 1, 1997, the Company is assigning certain management contracts to the separated subsidiaries with aggregate historical annualized management fee revenues approximating $2,300,000. In accordance with the separation agreement, one of the subsidiaries has committed to contract with the Company's ancillary and financial services division whenever possible. The Agreements are subject to negotiation definitive documentation.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section III     -       Liquidity and Capital Resources (Continued)

The Company in August, 1997 has discontinued operation of its Baltimore, Maryland based rehabilitation services subsidiary. For the six months ended June 30, 1997, this subsidiary had generated net operating losses approximating $200,000.

The Company has been involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to loan working capital as may be required in the form of operating deficit agreements. Aggregate amounts committed to date total $4,980,000 of which approximately $2,329,000 has been advanced by the Company and approximately $2,651,000 remains outstanding at June 30, 1997. No additional advances under these agreements are contemplated by management until the Company is able to strengthen its liquid working capital position. Except as released by the Company, advances to date are expected to be recovered by the Company from sources of working capital financing being established by the respective facilities. Absent securing such working capital financing, the Company's advances are recoverable from the facilities' operating cash flows which are generally subordinated to other obligations of the facilities.

Cash and cash equivalents at June 30, 1997 and December 31, 1996 totaled $549,429 and $1,134,125 respectively. Cash and cash equivalents at June 30,1997 are composed of unrestricted amounts of $549,429 and restricted amounts of $435,750. Such restricted cash represents funds received from a third party as security for future payments associated with the purchase of two nursing homes in Massachusetts in May 1997.

At June 30, 1997 the Company reports a working capital surplus of $780,286 compared with $9,314,529 as of June 30,1996.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Section III     -       Liquidity and Capital Resources (Continued)

	At June 30, 1997 and 1996, notes receivable total $2,773,904 and $6,242,515, respectfully and result from development, financial advisory and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

	At June 30, 1997 and 1996, loans receivable and other assets totaled $1,446,548 and $2,935,734, respectively. As of June 30, 1997, $360,000 represents currently realizable cash advanced by the Company pursuant to the terms of operating deficits agreements for the operating needs of properties managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties. The Company is currently obligated under such operating deficit agreements for additional amounts approximating $2,651,000.

In addition, as of June 30, 1997 other assets include approximately $540,000 representing a loan receivable due from an officer in connection with the merger transaction with King Care Respiratory Services, Inc. The loan accrues interest at 9% and matures in January 2000.

	Forward-looking Statements

	This form 10-Q contains forward-looking statements within the meaning of Section Act of 1933, as amended, and made purchase to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors described herein and in other documents that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements. Readers should carefully review the risk factors and other information contained herein and in other documents the Company files from time to time with the Securities and Exchange Commission, specifically the form 10-K filed by the Company for its fiscal year ended December 31, 1997, the Quarterly Reports on Form 10-Q , including the Form 10-Q for its fiscal quarter ended march 31, 1997 and the Current Reports on Form 8-K. Accordingly, although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. In June, 1997, Scott Schuster an action against Iatros and OHI
Corporation in the United States District Court for the District of
Massachusetts.

Schuster became an employee of a subsidiary of Iatros in Spring 1996 contemporaneously with Schuster had worked under contract for Iatros prior to that time. In Spring 1997, Schuster had rejected company efforts to reduce costs and consolidate operations, sought to buy that subsidiary, and then sued seeking to acquire the subsidiary, to be paid additional incentive compensation and for various alleged misrepresentation in connection with the merger.

Iatros answers denying the asserted claims and claiming the right to reserve the original transaction because of misrepresentations made by Schuster as part of it and because of various wrongful acts of Schuster.

Iatros is vigorously defending against all allegations made in this action. Management does not believe that the outcome of this matter will materially, adversely affect the Company's financial position, results of operations, or cash flows.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (Continued)

2. In March, 1996 a skilled nursing home facility in Baltimore, Maryland, known as the Ravenwood Facility was acquires by Ravenwood Healthcare, Inc.
(RHI) from Seton Manor, Inc. (Seton Hill) and Ravenwood's receivables for the period prior to the purchase were purchased for a note in the amount of $1,860,560.69. The note is collateralized by all the prior and future receivables of Ravenwood, the face amount of which is currently approximately $2.2 million. The note provided for a deferred payment schedule to provide the Ravenwood facilities access to receivables proceeds for working capital purposes. More than the face amount of the note was collected from the receivables was collected. However, Ravenwood experienced operational deficiencies sufficient to exhaust receivables proceeds and the facility lacked sufficient operating income to make all schedule payments under the note.

After the acquisition, Ravenwood was managed on behalf of RHI by a Iatros subsidiary and Iatros guaranteed timely payment of the note. The guarantee included a confession of judgment provision allowing prompt exercise upon the guaranty. The purchaser defaulted on the note, demand was made in the amount of $946,698.99, which was entered against Iatros, subject to its right to file a motion to vacate within thirty days. On June 27,1997 all parties entered into a Forbearance Agreement. Pursuant to that agreement $375,000 has been paid, as of July 30, 1997, and the remaining note balance was $571,698.99.

The Forbearance Agreement provides for future payments of $50,000 per month, commencing August 1, 1997, until payment in full. In addition, beginning on August 15, 1997, and continuing on the 15th day of each month thereafter,
Iatros shall calculate and certify in writing to Seton Hill, the total Management fee that it is permitted to be paid under the Management Agreement and applicable Bond documents (the Payable Management Fee). Iatros is entitled to receive the lesser of: (a) $35,000.00 or (b) one-half (1/2) of the Payable Management Fee, and shall pay, or cause Ravenwood to pay, to Seton Hill an amount equal to the balance of the Payable Management Fee.

Pursuant to the terms of the Forbearance Agreement, so long as no default occurs thereunder, the time that Iatros has to file a motion to vacate the Confessed Judgment will be extended on a month-to-month basis. The current expiration date for filing such a motion is September 2, 1997.

3.      Other Litigation.

In addition to the foregoing pending actions, Iatros and its subsidiaries (collectively, the Defendants) have outstanding a number of other routine actions, as well as a number of threatened actions, involving their respective creditors, vendors, customers, and/or former employees. Some of them are in the process of being settled, and the remainder of them are being vigorously defended by the Defendants. Management does not believe

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (Continued)

that the outcome of any of these matters will materially, adversely affect the Company's financial position, results of operations, or cash flows.



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

		Exhibit 27. Financial Data Schedule






	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				   IATROS HEALTH NETWORK, INC.



Dated: August 14, 1997                  By:  /s/ Joseph L. Rzepka
						     Joseph L. Rzepka
						     Executive Vice President
						     Chief Financial Officer