Form 10-Q
period 1997-09-30
IATROS HEALTH NETWORK INC
filed 1997-11-14
CIK 866970

CONFORMED COPY

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1997

                                        OR

                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Transition Period From __________ To __________


                             IATROS HEALTH NETWORK, INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)



        Delaware                     0-20345                23-2596710
       ---------                     -------                ----------
(State of Incorporation)(Commission File No.)(IRS Employer Identification) No.)





                       10 Piedmont Center, Suite 400
                          Atlanta, Georgia, 30305
                    --------------------------------------
                (Address of principal executive offices)  (Zip Code)

                Registrant's telephone number:  (404) 266-3643


           Indicate by (X) whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
                               Yes____              No__X__






           As of November 7, 1997, there were 16,869,958 shares of Common Stock issued or to be issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock.

                                                 PART I- FINANCIAL INFORMATION


ITEM I: FINANCIAL STATEMENTS


                                              IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

ASSETS

                                               (UNAUDITED)
                                               SEPTEMBER 30,          DECEMBER 31,
                                                   1997                 1996
                                               -----------          ------------

CURRENT ASSETS

Cash and cash equivalents                       $   265,107          $ 1,134,125
Accounts receivable, net of allowance
for doubtful accounts of $1,773,690 and
$1,774,300 in 1997 and 1996, respectively         7,639,478            5,888,205
Notes Receivable                                      -                  200,000
Supplies Inventory                                  566,910              453,119
Prepaid expenses and other assets                 1,332,365            1,940,114
Deferred tax asset                                    -                2,700,000
                                                -----------          -----------
     Total current assets                         9,803,860           12,315,563

PROPERTY AND EQUIPMENT, net                       9,242,981            1,249,763

OTHER ASSETS
Deposits                                             50,779            1,208,849
Restricted cash                                     435,750                -
Contract rights, net of accumulated
amortization of $225,673 and $187,234 in
1997 and 1996, respectively                         788,880            1,346,052
Excess of costs over net assets acquired,
net of accumulated amortization of
$263,802 and $372,128 in 1997 and 1996,
respectively                                      1,324,480            3,885,767
Notes Receivable                                  2,573,904            4,423,324
Organization costs, net of accumulated
amortization of $78,398 and $37,066
in 1997 and 1996, respectively                      179,096              221,843
Loans receivable and other assets                 1,072,048            3,344,070
Deferred tax asset                                2,700,000                 -
                                                -----------          -----------
                                                  9,124,937           14,429,905
                                                -----------          -----------

     Total Assets                               $28,171,778          $27,995,231
                                                ===========          ===========


                                              IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                   LIABILITIES AND STOCKHOLDERS EQUITY


                                                (UNAUDITED)
                                                SEPTEMBER 30,           DECEMBER 31,
                                                   1997                    1996
                                                -----------            -----------

CURRENT LIABILITIES

Notes payable, banks and other                  $ 4,057,171          $   792,663
Current portion of long-term debt                   333,613              374,881
Current portion of capital lease
obligations                                         191,688              230,761
Accounts Payable                                  2,134,326            2,690,260
Accrued payroll and related
liabilities                                         413,287              685,505
Accrued expenses and other current
liabilities                                         628,870              854,522
Preferred stock dividends payable                   510,000              390,000
Net current liabilities of
   discontinued operations                          650,000              500,000
                                                -----------          -----------
     Total current liabilities                    8,918,955            6,518,592

LONG-TERM DEBT                                    8,857,151              328,138

SUBORDINATED CONVERTIBLE
DEBENTURES                                            -                  600,000

CAPITAL LEASE OBLIGATIONS                           144,605              232,721

COMMITMENT AND CONTINGENCIES

                                                 17,920,711            7,679,451

STOCKHOLDERS EQUITY

  Preferred Stock, $.001 par value,
   5,000,000 shares authorized;
   Series A, 533,333 shares issued
   and outstanding                                      530                  533
   Series B, 100,000 shares issued
   and outstanding                                      100                  100
  Common Stock, $.001 par value,
   25,000,000 shares authorized; 16,869,958
   and 15,931,500 shares issued or to be
   issued and outstanding in 1997 and
   1996, respectively                                16,870               15,931
  Additional Paid-In Capital                     34,966,867           34,142,970
  Accumulated deficit                           (24,733,303)         (13,843,754)
                                                -----------          -----------
                                                 10,251,067           20,315,780
                                                -----------          -----------

Total Liabilities and Stockholders
Equity                                          $28,171,778          $27,995,231
                                                ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements



                                       IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                              Three months ended                 Nine months ended
                                 September 30,                      September 30,
                                     1997            1996                 1997              1996
                                 -----------      -----------         -----------       -----------
Revenue
  Nursing home operations        $4,654,900      $    -              $ 8,348,664       $    -
  Ancillary services              3,336,517       2,454,570            8,967,693        6,645,326
  Management services               836,852       3,232,666            5,195,423        7,764,758
  Development services                -           1,557,399              100,000        6,580,119
                                -----------     -----------          -----------      -----------
                                  8,828,269       7,244,635           22,611,780       20,990,203

Operating expenses
  Nursing home operations         4,438,700           -                8,081,776            -
  Ancillary services              2,959,506        2,285,167           8,614,538        6,328,304
  Management services               567,535        2,994,387           4,290,558        7,607,367
  General and
  administrative                    953,762        1,238,971           3,166,741        2,879,289
                                -----------      -----------         -----------      -----------
                                  8,919,503        6,518,525          24,153,613       16,814,960
Income/(loss) from
  operations before other
  income (expenses) and
  income tax expenses               (91,234)         726,110         (1,541,833)        4,175,243

Other income (expense)
  Interest income                    58,353           97,636             215,713          308,268
  Interest expense                 (367,767)         (84,918)           (490,120)        (593,264)
  Depreciation and
   Amortization                    (211,236)        (240,418)           (626,058)        (795,736)
  Recapture (write-down)
   of assets                         75,668           -               (6,666,494)            -
  Restructuring loss             (1,510,243)          -               (1,510,243)            -
  Other income (expense)              5,011          (29,287)           (150,512)         (12,278)
                                -----------      -----------         -----------      -----------
                                 (1,950,214)        (256,987)         (9,227,714)      (1,093,010)
                                -----------      -----------         -----------      -----------

Income/(loss) from
  operations before tax
  expense                        (2,041,448)         469,123        ($10,769,547)       3,082,233

Income tax expense                    -              187,600               -            1,250,005
                                -----------      -----------         -----------      -----------

Net income (loss)               ($2,041,448)      $  281,523        ($10,769,547)      $1,832,228
                                ===========      ===========        ============      ===========


Earnings (loss)
  per common and common
  equivalent share                   ($0.12)           $0.01              ($0.65)           $0.11
                                -----------      -----------         -----------      -----------

Net Income(loss)                     ($0.12)           $0.01              ($0.65)           $0.11
                                ===========      ===========         ===========      ===========

Weighted average number
  of shares of common stock
  and equivalents
  outstanding                    16,735,984       17,323,757           16,465,901      16,196,818
                                ===========      ===========          ===========     ===========


The accompanying notes are an integral part of the consolidated financial statement



                                  IATROS HEALTH NETWORK, INC.  AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                           (UNAUDITED)

                                                     1997                  1996
                                                 -----------           -----------
OPERATING ACTIVITIES
  Net Income(loss)                             ($10,769,547)         $ 1,832,228
  Adjustments to reconcile net
   income (loss) to net cash
   utilized by operating activities:
  Depreciation and amortization                     626,058              795,736
  Provision for doubtful accounts                      (642)                -
  Write-off of uncollectible notes,
   loans and deposits receivable                  5,181,423                -
  Write-down of intangible assets                 2,886,819                -
  Loss on disposal of property and equipment         92,114                -
  Deferred taxes                                      -                1,150,005
  Changes in (net of disposals):
    Accounts receivable                          (1,750,630)          (2,960,114)
    Notes and loans receivable                      766,018           (9,821,456)
    Inventory                                      (113,791)              26,661
    Prepaid expenses and other
     current assets                                  (8,251)            (349,743)
    Accounts payable                               (555,934)           1,089,300
    Accrued expenses and other
     current liabilities                           (347,872)          (1,036,005)
                                                -----------          -----------

  Net cash utilized by operating activities      (3,994,235)          (9,273,388)

INVESTING ACTIVITIES
  Purchase of property and equipment             (8,409,158)            (484,629)
  Acquisition of business                             -                 (530,099)
  Restructuring of business units                     _                     -
  Acquisition of contracts rights                     -                 (241,639)
  Loans to third parties                              -                    -
  Deposits, net                                     148,070             (719,626)
  Restricted cash and cash equivalents             (435,750)             175,000
  Organization costs                                (27,846)          (1,942,671)
                                                -----------          -----------

  Net cash utilized by investing activities      (8,724,684)          (3,743,664)
FINANCING ACTIVITIES
  Net proceeds from issuance of capital
   stock and other capital contributions            224,836            2,407,128
  Proceeds from issuance of subordinated
   convertible debentures                              -              12,900,000
  Fees paid on issuance of debentures                  -                (876,331)
  Short-term borrowings (payments), net           3,264,508              (74,141)
  Long-term debt borrowings (payments), net       8,487,745           (1,301,745)
  Payments of capital lease obligations            (127,188)             (43,782)
                                                -----------          -----------

  Net cash provided by financing activities      11,849,901           13,011,129
                                                -----------          -----------

     DECREASE IN CASH                              (869,018)              (5,923)

Cash and cash equivalents,
  beginning of period                             1,134,125              682,505
                                                -----------          -----------
Cash and cash equivalents,
  end of period                                 $   265,107          $   676,582
                                                ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements





                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 1:   BASIS OF PRESENTATION

                     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

                     Earnings per share

                     Both primary and fully diluted earnings per share of common stock and common stock equivalents are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in each period. For 1997 and 1996, fully diluted loss per share amounts are not computed because they are antidilutive.

                     In 1996, Common Stock equivalents include additional shares assuming the exercise of stock options and warrants and Convertible Series A Preferred Stock when their effect is dilutive. The inclusion of additional shares for conversion of Preferred Series A Stock in primary earnings per share calculations would have been antidilutive for 1996.

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

                     IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NOTE 2:   BUSINESS ACQUISITION

                     On May 31, 1997, the Company (through its wholly owned subsidiary OHI Corporation) purchased two long term care facilities near Boston, Massachusetts with a total of 171 beds for $8,550,000 financed by a mortgage loan of $8,300,000 and a note to the seller for $250,000. The mortgage note is for 10 years with interest only payable monthly for the first two years at 10.5%. Thereafter principal and interest are payable monthly based on a 25 year amortization schedule. The seller note is payable over 30 years at an interest rate of 9% with monthly payments of interest only and a balloon payment at maturity. The Pro-Forma unaudited results of operations for the twelve months ended December 31, 1996 and December 31, 1995, assuming the purchase, are as follows:

                                    Twelve Months Ended December 31
                                 (000's omitted except per share date)

                                                   1996             1995

                          Net Revenues           $7,122           $7,592
                          Net Income             $  (63)          $  535

                          Net Income per Common Share
                          Primary                $(.004)          $ .032


           NOTE 3:   BUSINESS DISPOSITION

                     Effective on  July 1,  1997, the  Company executed  a
                     separation agreement with its Philadelphia based nursing home management subsidiary. Terms of the agreement called for the former subsidiary to assume responsibility for 12 nursing home management contracts and all associated operating deficit funding obligations. In accordance with the separation agreement, the former subsidiary has committed to contract with the Company's ancillary services division whenever possible.


                     The separation was executed as a split off with the Company receiving stock and accounts receivable valued at approximately $1,400,000 for the net assets of the subsidiary. The Company has recorded a charge to earnings of $1,592,518 in the September quarter associated with the separation.

                     The operating results of the Philadelphia based management company included in the Company's 1997 results of operations for the period from January 1, 1997 to June 30, 1997 are as follows (amounts in thousands):

                          Management Fee Revenues          $1,235

                          Costs and Expenses
                            General and Administrative      1,605
                            Rent Expense                       69
                            Depreciation and Amortization     101
                            Other Income (net)                (32)
                            Net Loss                        $(508)


           Note 4: IMPAIRMENT CHARGES

                     In June 1997, the Company recorded asset impairment charges amounting to approximately $6.7 million. The impairment charges served to reduce notes, loans, and advances receivable by approximately $5,181,000, and certain intangible assets by approximately $2,887,000.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


           Section I -    Business Description

                Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") are involved in the operation of long term-care facilities and provide services and products to the long-term care industry. These include a broad range of management, ancillary and development services. The Company's principal market areas currently are Pennsylvania and New England.

                Business Strategy

                The Company's principal business strategy is to own and directly lease long-term care facilities in geographic concentrations sufficient to provide a basis for their economically efficient operation. Such facilities provide a platform for the efficient delivery of the Company's cost effective, quality oriented ancillary products and services. This represents a change in emphasis from previous development initiatives focused solely on contract management and service engagements. Together with ongoing operating overhead cost reductions discussed further below, this strategy is reflective of management's efforts to develop a stronger and more tangible balance sheet while broadening it's revenue base and increasing operating control over facilities managed.

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

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section I      Business Description (Continued)                     -

                Long-Term Care Facility Operations

                As of September 30, 1997, the Company directly owned two nursing homes with 171 beds and operated two nursing homes with 222 beds under 10 year lease agreements with associated purchase options. These four facilities combined have historically generated annualized operating revenues approximating $17,600,000.

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

                As of September 30, 1997, the Company provided contractual management or financial services to 13 long-term care facilities representing approximately 1,523 beds located in the market areas of Pennsylvania and New England in addition to the two owned and two leased facilities.

                The Company's operating objective is to achieve the optimum integration of financial services and operations management in all of the facilities it serves. Embodied in this philosophy is the Company's priority to develop its key people as both financial and operational managers. The Company emphasizes the development of its financial service capabilities to both support and enhance its operating programs. An important ingredient to promoting the integration of financial and operating management is the integrity of the underlying information systems. The Company is committed to utilizing state-of-the-art technology to support its operating needs. This includes the procurement and utilization of information systems technology that is both financially and clinically oriented.

                Development Services

                The Company has de-emphasized the provision of development services to third parties consistent with its present focus on direct leasing and ownership of long-term care facilities.
                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section I      Business Description (Continued)

                Significant Transactions

                Effective July 1, 1997, the Company executed a separation agreement with its Philadelphia based long-term care management subsidiary. In accordance with the agreement, the Company conveyed assets and liabilities of the subsidiary in exchange for stock and accounts receivable valued at $1,400,000 and recorded a charge to earnings of $1,592,518 in the September 1997 quarter. The subsidiary had incurred annualized operating losses approximating $1,000,000 prior to separation.

           Section II     -    Results of Operations

                The Company's consolidated financial statements reflect a loss from operations of ($91,234) for the quarter ended September 30, 1997. Additionally, the Company has recorded charges to earnings aggregating ($1,950,214) during the three months ended September 30, 1997 for a reported net loss of ($2,041,448). This compares to reported net income from operations of $726,110 for the quarter ended September 30, 1996. The decrease in net income results largely from no Development Service revenues associated with the quarter ended September 30, 1997 versus $1,557,399 which was reported during the quarter ended September 30, 1996. Additionally, the Company recorded a charge of ($1,510,243) related to the split off of a business unit in 1997.

                These developments are reflective of management's ongoing initiatives to refocus efforts on direct leasing and ownership of nursing homes. Such initiatives include the consolidation of resources, elimination of redundant employee positions, and reduction of associated overhead expenses. Cost reductions associated with these initiatives began to take effect during the second quarter 1997 and presently amount to over $5,000,000 on an annualized basis. Management is aggressively continuing these efforts.

                Consolidated operating revenue reported for the quarter ended September 30, 1997 totaling $8,828,269 compares with $7,244,635 reported for the quarter ended September 30, 1996 and represents an increase of $1,583,634 or 22%. The reported increase is the net result of an increase in nursing home operation services revenue of $4,654,900 or 100% an increase in ancillary services revenue of $881,947 or 36%, a decrease in management services revenue of $2,395,814 or 74%, and a decrease in development services revenue of $1,557,399 or 100%.

                Consolidated operating revenue reported for the nine months ended September 30, 1997 totaling $22,611,780 compares with $20,990,203 reported for the nine months ended September 30, 1996 and represents an increase of $1,621,577 or 8%. The reported increase is the net result of an increase in nursing home operation services revenue of $8,348,664 or 100%, an increase in ancillary services revenue of $2,322,367 or 35%, a decrease in management services revenue of $2,569,335 or 33%, and a decrease in development services revenue of $6,480,119 or 98%.


                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section II     -    Results of Operations (Continued)

                The components of ancillary services revenue reported for the quarter ended September 30, 1997 include medical supplies and pharmacy revenue totaling $1,756,349 and therapy services revenue totaling $1,580,168. During the prior year quarter, the Company reported medical supplies and pharmacy revenue of $1,662,761 and therapy services revenue of $791,809.

                The components of ancillary services revenue reported for the nine months ended September 30, 1997 include medical supplies and pharmacy revenue totaling $5,003,250 and therapy services revenue totaling $3,964,443. During the nine months ended September 30, 1996, the Company reported medical supplies and pharmacy revenue of $4,438,043 and therapy services revenue of $2,207,283.

                The increase in reported ancillary services revenue during 1997 resulted principally from the Company having secured additional ancillary service contracts in the Pennsylvania market area through business acquisitions as well as having developed an expanded market presence in New
                England. Management services revenue reported by the Company for the quarter ended September 30, 1997 relates exclusively to long-term care facilities for which the Company provides both financial and operational management services under contractual arrangements.

                Consolidated operating expenses reported for the quarter ended September 30, 1997 total $8,919,503 or 101% of reported revenue compared with the same period during 1996 totaling $6,518,525 or 90% of reported revenue. Total operating expenses for the quarter ended September 30, 1997 increased $2,400,978 or 37% compared with 1996. This net increase is comprised of an increase of $4,438,700 or 100% relating to nursing home operation services expenses, an increase of $674,339 or 30% relating to ancillary services, a decrease of $2,426,852 or 81% relating to management services, and, a decrease of $285,209 or 23% relating to general and administrative.

                Consolidated operating expenses reported for the nine months ended September 30, 1997 total $24,153,613 or 107% of reported revenue compared with the same period during 1996 totaling $16,814,960 or 80% of reported revenue. Total operating expenses for the nine months ended September 30, 1997 increased $7,338,653 or 44% compared with 1996. This net increase is comprised of an increase of $8,081,776 or 100% relating to nursing home operation services expenses, an increase of $2,286,234 or 30% relating to ancillary services, a decrease of $3,316,809 or 45% relating to management services, and, an increase of $287,452 or 4% relating to general and administrative.

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

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                Ancillary services operating expenses for the quarter ended September 30, 1997 total $2,959,506 and include $1,617,126 relating to medical supplies and pharmacy services and $1,342,380 relating to therapy services. For the prior year quarter, ancillary services operating expenses total $2,285,167 and include $1,407,544 relating to medical supplies and pharmacy services and $877,623 relating to therapy services. Total ancillary services operating expenses for the quarter ended September 30, 1997 represent an increase of $674,339 or 30% over the prior year period. Operating profits relating to ancillary services for the quarters ended September 30, 1997 and 1996 were $377,011 and $169,403, respectively.
                This increase reflects current period growth in ancillary services volume in addition to expanded services in existing market areas.

                Ancillary services operating expenses for the nine months ended September 30, 1997 total $8,614,538 and include $4,487,665 relating to medical supplies and pharmacy services and $4,126,873 relating to therapy services. For the nine months ended September 30, 1996, ancillary services operating expenses total $6,328,304 and include $3,976,583 relating to medical supplies and pharmacy services and $2,351,721 relating to therapy services. Total ancillary services operating expenses for the nine months ended September 30, 1997 represent an increase of $2,286,234 or 30% over the prior year period. Operating profits relating to ancillary services for the nine months ended September 30, 1997 and 1996 were $353,155 and $317,022, respectively.

                Management services operating expenses reported for the quarter ended September 30, 1997 total $567,535 and relate to the long-term care facilities for which the Company provides financial and operational management services. For the quarter ended September 30, 1997, management services reported an operating profit of $269,317. Management services operating expenses for the quarter ended September 30, 1996 totaled $2,994,387 resulting in an operating profit of $238,279. Operating profits resulting from management services during 1997 have been the direct result of managements ongoing realignment and overhead reduction efforts.

                General and administrative expenses for the quarters ended September 30, 1997 and 1996 totaled $953,762 and $1,238,971 respectively. Significant components of general and administrative expenses for the quarters ended September 30, 1997 and 1996, include contracted services of $32,143 and $147,411, respectively; professional fees of $151,408 and $84,737, respectively; salaries of $371,829 and $359,964, respectively; and, travel and related expenses of $163,768 and $94,434, respectively. Other general and administrative expenses aggregating $234,614 and $552,425, respectively for the quarters, relate to corporate overhead.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section II     -    Results of Operations (Continued)

                General and administrative expenses for the nine months ended September 30, 1997 and 1996 totaled $3,166,741 and $2,879,289, respectively. Significant components of general and administrative expenses for the nine months ended September 30, 1997 and 1996 include contracted services of $159,632 and $465,219, respectively; professional fees of $573,070 and $301,821, respectively; salaries of $1,333,129 and 911,323, respectively, and; travel and related expenses of $474,942 and $238,873, respectively. Other general and administrative expenses aggregating $625,968 and $962,053, respectively for the nine months ended, relate to corporate overhead.

                For the quarters ended September 30, 1997, the Company reported an operating loss from total services revenue of ($91,234) compared to an operating profit for the quarter ended September 30, 1996 of $726,110 representing a decrease of ($817,344) or (113%). This decrease results principally from the Company's growth and expansion during 1996 and to date wherein the Company incurred increasing overhead required to support business volume. Operating profit margins from management and ancillary services are expected to increase as the Company continues to reduce and realign such costs, and achieve full implementation of its service programs in its local service networks within each market area.

                Other expenses for the quarter ended September 30, 1997 and 1996 total $1,950,214 and $256,987, respectively.


           Section III    -    Liquidity and Capital Resources

                The Company during 1997 has closed or divested two nursing home management offices in Baltimore and Philadelphia, eliminated a financial services office outside of Philadelphia, and significantly down-sized an over-staffed nursing home management office in Boston. Annualized general and administrative cost savings from these actions approximate $5 million. Service levels to nursing homes under management have been maintained and enhanced through outsourcing of certain functions.

                The Company also has severed various management service, financial service and consulting engagements that contributed significantly to negative cash flow generated by the above operations in the prior twelve months.

                As a result, associated cash demands on revenue collections have begun to diminish. Slow progress has been achieved in extinguishing various outstanding obligations to certain vendors and other third parties.

                Conversely, the Company continues to incur significant professional fees, both in developing new business ventures and settling issues associated with various severed engagements and former officers of subsidiaries (see Part II, Item I, Legal Proceedings).

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                Section III         Liquidity   and   Capital    Resources
                (Continued)

                Company wide, efforts are focused on the collection of outstanding accounts receivable. The Company is also utilizing two separate lines of credit with financial institutions (as discussed below) to meet ongoing working capital requirements.

                During April, 1997, the Company's New England based subsidiary secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with one of the Company's subsidiaries. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts drawn and outstanding. As of September 30, 1997, the Company has utilized $1,481,500 of this financing to support working capital and development activities of its operating subsidiaries.

                During May 1997, the Company's Philadelphia based ancillary service subsidiaries secured a working line of credit of up to $4,000,000 of which availability approximated $2,000,000 as of September 30, 1997. This line of credit is secured by the subsidiaries' accounts receivable. The line of credit is due on demand and accrues interest at the rate of prime plus 2.25% on amounts drawn and outstanding. As of September 30, 1997 the Company has utilized $1,775,671 of this financing to support working capital and development activities of its operating subsidiaries.

                During August 1997, the Company agreed to pursue a proposed private equity offering and in connection therewith secured a bridge loan in the amount of $300,000. There can be no assurance that the proposed equity offering will proceed as contemplated. The Bridge Loan bears interest at the rate of 10% per annum and matures upon the earlier of (i) December 5, 1997 or (ii) the successful consummation by the Company of any financing raising at least $500,000. In addition, in consideration of the Bridge Loan, the Company issued to the lender a 5-year Warrant to purchase 325,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In the event of a default under the Bridge Loan, the principal thereof and all accrued, unpaid interest thereon are convertible into shares of the Company's Common Stock at a price of $0.25 per share; and, in such event, the exercise price of the Warrant is automatically reduced to $0.25 per share.

                In January of 1997, the  Company obtained a $500,000  loan from National Employer Solutions, Inc. ("NES"). This bears interest at the rate of prime plus 1% and is secured by a $550,000 note receivable from AHF/Gull Creek, Inc. The loan had an original maturity date of March 31, 1997. This loan has been extended to August 21, 1997 and is currently past due.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section III    -    Liquidity and Capital Resources (Continued)

                The Company has been involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to loan working capital as may be required in the form of operating deficit agreements. Commitments outstanding to date approximate $550,000. No additional advances under these agreements are contemplated by management. Advances to date are expected to be recovered by the Company from sources of working capital financing being established by the respective facilities. Absent securing such working capital financing, the Company's advances are recoverable from the facilities' operating cash flows which are
                generally  subordinated  to   other  obligations  of   the
                facilities.

                Cash and  cash  equivalents  at  September  30,  1997  and
                December  31,   1996  totaled   $265,107  and   $1,134,125
                respectively. Cash and cash equivalents at September 30,1997 are composed of unrestricted amounts of $265,107 and restricted amounts of $435,750.

                At September 30, 1997 the Company reports a working capital surplus of $884,905 compared with $5,796,971 as of December 31,1996.

                At September 30, 1997 and December 31, 1996, notes receivable total $2,573,904 and $4,423,324 respectfully and result from development, financial advisory and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

                At September 30, 1997 and December 31, 1996, loans receivable and other assets totaled $1,072,048 and $3,344,070, respectively. As of September 30, 1997, $360,000 represents currently realizable cash originally advanced by the Company pursuant to the terms of operating deficits agreements for the operating needs of properties managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties.

                In addition, as of September 30, 1997 other assets include approximately $540,000 representing a loan receivable due from an officer in connection with the merger transaction with King Care Respiratory Services, Inc. The loan accrues interest at 9% and matures in January 2000.


                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Section III    -    Liquidity and Capital Resources (Continued)

           PART II - OTHER INFORMATION

                Forward-looking Statements

                This form 10-Q contains forward-looking statements within the meaning of Securities Act of 1933, as amended, and made purchase to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors described herein and in other documents that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements. Readers should carefully review the risk factors and other information contained herein and in other documents the Company files from time to time with the Securities and Exchange Commission, specifically the form 10-K filed by the Company for its fiscal year ended December 31, 1996, the Quarterly Reports on Form 10-Q , including the Form 10-Q for its fiscal quarters ended March 31, 1997 and June 30, 1997 and the Current Reports on Form 8-K. Accordingly, although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

                ITEM 1.  LEGAL PROCEEDINGS

                1. NPFII-W, Inc. V Iatros Health network, Inc. (Case No. CS-95-122, Southern Dist. Of Ohio)
                This litigation was described in the Company's 10K for the year ended December 31, 1996. This action was the result of NPFII-W, Inc.'s claim that the Company owed it more in 1994 than the approximately $500,000 reserved on the Company's books. The action was settled as of September 1, 1997 with the Company agreeing to pay NPFII-W, Inc. %500,000 over 5 years, with the unpaid balance accruing interest at the rate of 10% per annum, together with 50,000 shares of the Company's Common Stock.

                2. Scott Schuster and Heidi L. Schuster as she is the Trustee of the Schuster Children's Irrevocable Trusts f/b/o Jessica B. Schuster, Alexandra Schuster and Carly R, Schuster v. Iatros Health Network, Inc. And OHI Corporation, (Civil Action No. 97-11304-DPW, Dist. Of Massachusetts)
                This litigation was described in the Company's 10Q for the quarter ended June 30, 1997. On July 3, 1997 the Court denied Schuster's motion for an order to prevent the Company from consolidating the subsidiary's financial functions and the Company's termination of Schuster's employment. Also during the quarter, Schuster specified the amount of his claim as being 3,616,283 shares of Iatros' common stock and $980,235.00. The parties are now conducting discovery.

                Iatros is vigorously prosecuting its claims and defending against all allegations made by Plaintiffs. Management does not believe that the outcome of this matter will materially, adversely affect the Company's financial position, results of operations, or cash flows.
                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           PART II - OTHER INFORMATION

                ITEM 1.  LEGAL PROCEEDINGS (Continued)

                3.  Maryland  Health   and  higher  Education   Facilities
                Authority v. Iatros Health Network, Inc., (Civil Action No. MJG-97-2826, Dist. Of Maryland)

                In July, 1997 Maryland Health and Higher Educational Facilities Authority filed suit against the Company seeking at least $200,000 for an alleged breach of an operating deficits guaranty contract. Defendant answered, denying the allegations. The case is in the discovery stage.

                Iatros is vigorously defending against all allegations made by Plaintiff. Management does not believe that the outcome of this matter will materially, adversely affect the Company's financial position, results of operations, or cash flows.


                3.   Other Litigation.

                In addition to the foregoing pending actions, Iatros and its subsidiaries (collectively, the "Defendants") have outstanding a number of other routine actions, as well as a number of threatened actions, involving their respective creditors, vendors, customers, and/or former employees. Some of them are in the process of being settled, and the remainder of them are being vigorously defended by the Defendants. Management does not believe that the outcome of any of these matters will materially, adversely affect the Company's financial position, results of operations, or cash flows.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

                     None

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IATROS HEALTH NETWORK, INC.



           Dated: November 14, 1997           By:  /s/ Joseph L. Rzepka
                                              Joseph L. Rzepka
                                              Executive Vice President
                                              Chief Financial Officer