Form 10-K
period 1997-12-31
IATROS HEALTH NETWORK INC
filed 1998-04-28
CIK 866970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                       For the fiscal years ended December 31, 1997
                                                  -----------------
                                            or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                              Commission file number 0-20345

                                Iatros Health Network, Inc.
     _______________________________________________________________________

                  (Exact name of registrant as specified in its charter)

          Delaware                                23-2596710
     ______________________________________________________________________

     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

     10 Piedmont Center, Suite 400
     Atlanta, Georgia                                  30305
     _________________________________       _____________________________
     (Address of principal executive              (Zip Code)
      offices)
                                 (404) 266-3643
     _______________________________________________________________________

    (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:
                                   NONE
     Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001 per share
                         ---------------------------------------
                                   (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES        X NO
                               ---          ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. _______

     The  Registrant  had   revenue  of  $25,512,540   from  continuing
     operations for its most recent fiscal year.

     As  of  March  31,  1998,  the  aggregate   market  value  of  the
     Registrant's Common Stock held by non-affiliates was $8,478,420 based upon the average bid and asked price of $13/32 on March 31, 1998.

     As of March 31, 1998, 20,869,958 shares of the Registrant's Common Stock were issued and outstanding.

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


                                     PART I

     ITEM 1.   BUSINESS
     -------   --------
     Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") are involved in the operation of long-term care facilities and provide services and products to the long-term care industry. The Company's principal market areas currently are Pennsylvania and New England.

     The Company's corporate offices are located in Atlanta, Georgia. During 1997, the Company discontinued operations associated with certain of its business segments.

     Business Strategy
     -----------------
     The Company's principal business strategy is to position itself in selected market areas, having established a network of formal operating and service relationships involving long-term care facilities and health care providers. Through the introduction of its specialized operating skills and ancillary service programs, the Company provides cost effective and efficient, quality-oriented services to area health care facilities. The Company emphasizes the localized nature of the long-term care industry, utilizing its operating resources to achieve maximum economies. Strategic alliances with local owners, operators and health care providers in developing the area network are key ingredients to the Company's business strategy.

     During 1997, the Company changed its  growth and development plans to more actively pursue opportunities involving the direct leasing and ownership of long-term care facilities. This represents a change from previous development initiatives which focused solely on contract management and service engagements. This strategy reflects management's efforts to develop a stronger and more tangible balance sheet while broadening its revenue base and increasing operating control over facilities managed. However, the Company's growth initiatives are constrained by its current financial position. As a result, the Company is pursuing a merger transaction that would result in the Company being acquired by NewCare Health Corporation (NASDAQ:
     "NWCA") [See "Year Ended December 31, 1997 Compared with Year Ended December 31, 1996 Liquidity and Capital Resources" and "Events Subsequent to December 31, 1997".]

     In view of continuing health care reform initiatives, the Company believes it is important to position itself as a low cost quality
     provider of  health  care  services in  its  respective  markets.   The
     Company seeks to provide value added services that promote revenue enhancement, cost containment and quality assurance to its facilities.

     Management Services
     -------------------
     The Company provides  a full range of management  services to the
     long-term  care  facilities  it  owns  and  operates.    These  include
     financial as well as operational management services, quality assurance services, and special consulting services.

     The  Company   currently  provides   management  services   to  10
     facilities representing approximately 1,200 beds located in the New England market area.

     The Company's operating objective is to achieve the optimum integration of financial services and operations management in all of its facilities. Embodied in this philosophy is the Company's priority to develop its key people as both financial and operational managers. The Company emphasizes the development of its financial service capabilities to both support and enhance its operating programs. An important ingredient to promoting the integration of financial and operating management is the integrity of the underlying information systems. The Company is committed to utilizing state-of-the-art technology to support its operating needs. This includes the development and utilization of information systems technology that is financially as well as clinically oriented.

     Ancillary Services
     ------------------
     The Company provides a  full range of ancillary  services to long-
     term care facilities operating in its market areas. These include institutional pharmacy services, durable medical equipment, wound care management, infusion therapy, respiratory therapy services and rehabilitation therapy services. Institutional pharmacy and medical supply service programs, which extend beyond product delivery, emphasize operational support services including drug consultation, resident care management, quality assurance practices, and documentation and administrative support.

     The Company currently provides ancillary services to approximately
     14 long-term care facilities in the Philadelphia, Pennsylvania market representing in excess of 2,200 beds. In addition, the Company is expanding its ancillary service business into the New England market area.

     Development Services
     --------------------
     The Company provides a full range of development services on behalf of owners and operators as well as lenders and investors who are active in the long-term care industry. The Company seeks opportunities to be engaged in a development, consulting or financial advisory capacity on a fee for service basis, particularly where possibility exists to realize development income while securing ownership, lease, and ancillary services business.

     Significant Transactions
     ------------------------
     During March 1997, the Company's wholly-owned subsidiary, OHI Corporation, which does business as Oasis Healthcare ("Oasis") leased two nursing facilities located in Holyoke and Greenfield, Massachusetts having a combined total of 222 beds. The term of each lease is for ten years with a five year renewal period and a combined facilities purchase option for $11.5 million which is exercisable through March 2000. These leases are being accounted for as operating leases. In connection with this transaction, the Company recorded leasehold rights totaling $1,025,000.

     During May 1997, OHI Realty I, LLP, a Massachusetts limited partnership with the Company as general partner and it's wholly-owned Oasis subsidiary as limited partner, acquired two nursing facilities for $8,164,000 located in Taunton and Quincy, Massachusetts, having a combined total of 171 beds. The Company recorded mortgage debt totaling $8,550,000 with respect to this transaction. Of this amount, approximately $450,000 represents escrowed loan reserves for the mortgage financing.

     During August  1997, the Company's  wholly-owned Oasis  subsidiary entered into management contracts with respect to a 90 bed skilled nursing and retirement center located in North Falmouth, Massachusetts known as "Royal Megansett" ("the Royal Megansett Agreement"). At the time of this transaction, Royal Megansett was leased by a partnership controlled by an officer of Oasis (the "Royal Megansett officer") pursuant to a ten-year lease (the "Royal Megansett lease"). Because the parties contemplated that such lease would be assigned to, and assumed by, Oasis immediately after it obtained approval by the Massachusetts Department of Public Health, the Company guaranteed the Royal Megansett lease. In November, 1997, the Royal Megansett officer resigned as an officer of Oasis and the Royal Megansett Management Agreement was terminated. The Company and the Royal Megansett officer are in a dispute over such actions, but no litigation has commenced.

     During 1997, the Company discontinued operations associated with certain segments of its long-term care business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions of Greenbrier Healthcare Services, Inc. and New Health Management Systems, Inc. In addition, the Company discontinued operations associated with providing respiratory therapy services and relating to the prior business acquisition of King Care Respiratory Services, Inc.

     In December 1997, the Company issued four million shares of its Common Stock to NewCare Health Corporation ("NewCare") for an aggregate investment of $1,000,000. This investment was made in connection with the commencement of discussions between the Company and NewCare concerning NewCare's possible acquisition of the Company through a statutory merger transaction. [See "Events Subsequent to December 31, 1997."]

     Competition
     -----------
     Intense competition exists  in the market  for operation  of long-
     term care facilities as well as for providing ancillary services. The long-term care facilities operated or serviced by the Company compete for patients with other long-term care facilities and, to a lesser extent, with home health care providers, acute care hospitals and facilities that provide long-term care services. Facilities which the Company manages or provides services to operate in localities that are also served by similar facilities operated by others. Some competing facilities are newer than those operated by the Company and provide services not offered by the Company.

     Many  competitors  have  greater  financial   resources  than  the
     Company. Certain of those providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax exempt basis or receive charitable contributions unavailable to the Company. Competition for acquisition of long-term care facilities is expected to increase in the future. However, given the Company's current financial position, it is unlikely that the Company will acquire any new facility in the near future.

     Construction of new long-term care facilities near the facilities operated and serviced by the Company could adversely affect its business. While state regulations generally require that a Certificate of Need be obtained before any long-term care facility can be constructed or additional beds added to existing facilities, no assurances can be given that such additional facilities or beds will not be built and result in increased competition for the facilities managed and serviced by the Company.

     Human Resources
     ---------------

     As of March 31, 1998, the  Company had 659 employees,  of which 35 were employed in pharmacy and durable medical equipment operations, 494 associated with nursing home operations and management personnel, 23 corporate, and 107 in therapy services operations. The Company believes that it has good employee relations.

     Government Regulation
     ---------------------

     The  long-term  health  care  industry  is  subject  to  extensive federal, state and, in some cases, local regulation with respect to reimbursement, licensing, certification and health planning, conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, addition of new services and certain capital expenditures. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the Company and the facilities managed by the Company. Failure to comply with regulatory requirements could also result in restrictions on admissions, the revocation of licensure, decertification or the closure of the facilities operated by the Company.

     The operation of a  long-term health care facility  is licensed by the Department of Health or other agency of the jurisdiction in which it is located and by the U.S. Department of Health and Human Services ("HHS"). Other state and local agencies may have regulatory authority over certain facility matters. Operators of such facilities are also subject to various federal, state, and local environmental laws.

     All  facilities  operated  by  the  Company   are  licensed  under
     applicable state law and are certified or approved as providers under one or more of the Medicaid, Medicare or other third party payor programs. Both initial and continuing qualification of a long-term health care facility to participate in such programs depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification, and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and federal agencies survey all long-term health care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for continued licensure and for participation in government sponsored and third party payor programs. The Company believes that the facilities it operates are in material compliance with the various state licensing, Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company may receive notices of alleged deficiencies at the facilities for failure to comply with various regulatory requirements. The Company reviews such notices and assists the facility personnel in filing and implementing appropriate plans of corrective action. In most cases, the Company, and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new residents to the facility, suspension or decertification from participation in the Medicare or Medicaid Program and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to meet operating costs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. It is not possible to predict the content or effect of future legislation and regulations affecting the health care industry.

     Pharmacists and those providing pharmacy services in the United States are regulated by state statutes and rules and regulations of state boards of pharmacy. Currently, the Company operates pharmacies only in the Commonwealth of Pennsylvania. As required by applicable law, the Company's subsidiary, Durant Medical, and its pharmacists are licensed as a retail pharmacy, and as pharmacists, respectively.

     In addition, both state and federal regulators prohibit the dispensing of certain drugs or medicines other than pursuant to a prescription written by a licensed physician. In order to implement these restrictions, regulations impose strict record keeping requirements with respect to the handling and dispensing of controlled substances, small quantities of which are maintained in Durant Medical's pharmacy for use in filling prescriptions. These requirements also impose significant record keeping obligations upon Durant Medical and its pharmacists. The Company is subject to regular audits by governmental authorities to monitor compliance with record keeping and other requirements imposed by law and regulation. Penalties for failure to comply with applicable regulations can range from imposition of fines to the suspension or revocation of the license of the pharmacy, one or more pharmacists, or both.

     The Company currently provides pharmacy services to approximately ten facilities in Pennsylvania.

     Fraud and Abuse and Anti-Kickback Laws
     --------------------------------------

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

     FRAUD AND ABUSE LAWS.
     --------------------

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

     Medicare
     --------
     The Medicare program is a federally-administered and financed program which provides health insurance protection to qualified individuals over the age of 65 and the chronically disabled. This program has been a retrospective reimbursement system that is based on a prior period's cost report filed with a Medicare intermediary. In

     1997, Congress  passed the  Balance Budget  Act of  1997 ("BBA")  which provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four-year period, effective for the Company in January 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Since the federally established per diem rates have not been finalized, it is unclear what the impact of PPS will be on the Company.

     Effective October 1, 1990,  the Omnibus Budget  Reconciliation Act
     of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under Medicaid and Medicare programs in favor of a single "nursing facility" standard. This standard has required the Company to have at least one registered nurse on each shift and has increased training requirements for nurses' aides by requiring a minimum number of training hours and a certification test before a nurses' aide can commence work. States also must certify that nursing facilities provide skilled care in order to obtain Medicare reimbursement. OBRA has also increased the enforcement powers of state and federal certification agencies. Additional sanctions have been authorized including fines, temporary suspension of admission of new patients to nursing facilities, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a nursing facility's license.

          The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the anti-kickback statute, prohibit remuneration intended to induce the purchasing, leasing, ordering, or arranging for any goods, facility, service or item to be paid by Medicaid or Medicare programs.

          There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange
     remuneration  for   patient   care   referrals  and   opportunities.
     Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities. Although, to its knowledge, the Company is not currently the subject of any investigation which is likely to have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that the Company and its hospitals will not be the subject of investigations or inquiries in the future.

          The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some health care providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes.

          The Company derives a significant portion of its revenue from these programs, particularly with respect to ancillary services. With respect to Medicaid, reimbursement rates are determined by the appropriate administrative state agency based on the cost report filed by each individual nursing facility. Changes in the reimbursement policies of the Medicaid and Medicare programs as a result of legislative and regulatory actions by federal and state governments could adversely affect the revenues of the Company. Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Congress has consistently attempted to curb the growth of federal spending on such programs. Recent actions include limitations on payments to hospitals and nursing facilities under the Medicaid and Medicare programs, limitations on payments for physicians' services and elimination of funding for health planning agencies. No assurance can be given that the future funding of Medicaid and Medicare programs will remain at levels comparable to the present levels.

     Medicaid
     --------

          The Medicaid program is a state-administered program financed by state and matching federal funds. The program provides for federal assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Currently, certain states including, Massachusetts, have Medicaid reimbursement plans which are prospective systems of reimbursement. Under a prospective system, per diem rates are established based on cost of services provided for a prior year, and are adjusted to reflect such factors as inflation.


     Health Care Reform
     ------------------

     The Clinton Administration and various federal legislators have introduced health care reform proposals, which are intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals include proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater
     flexibility  in   the   administration  of   Medicaid.     Changes   in
     reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. While no federal legislation regarding health care reform was enacted in the calendar year 1997, it is uncertain at this time what legislation on health care reform will ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

     Compliance with Environmental Laws
     ----------------------------------

        The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to various other environmental laws, rules and regulations. The Company believes that it is in material compliance with applicable environmental laws and regulations. Management believes that there are no material environmental contingencies.

     Property
     --------

          The Company leases 25,900 square feet of office space in the following properties representing an aggregate monthly lease payment of $25,589 (rates and square footage approximate): (1) 4,100 square feet for its executive offices in Atlanta, Georgia at a rate of $7,186 per month, with term ending September 30, 2000; (2) 2,300 square feet for its New England operations office in Bedford, New Hampshire at rates of $2,500 per month increasing to $3,500 per month over a three-year term ending October 31, 2000; (3) 1,500 square feet for its restorative therapy offices in Hampden, Massachusetts at a rate of $1,125 per month, with a term ending September 30, 1999; (4) 16,5000 square feet of office and ancillary services space in Malvern, Pennsylvania at a rate of $11,500 per month with a term ending April 30, 1999; (5) 1,500 square feet of space for other restorative therapy services in the greater Philadelphia, Pennsylvania area at a rate of $6,330 per month with a term ending September 30, 1999. Company leases generally include taxes and insurance.

          The Company owns two long-term care nursing facilities located in Taunton and Quincy, Massachusetts having a combined total of 171 beds. The Company acquired these existing properties during May 1997 for a purchase price of $8,164,000. In connection with this purchase acquisition, the Company recorded mortgage debt totaling $8,550,000 which amount includes loan reserves of approximately $450,000.

          The Company operates two long-term care nursing facilities located in Holyoke and Greenfield, Massachusetts having a combined total of 222 beds pursuant to terms of a lease purchase agreement. The term of the lease agreement is for ten years with a five year renewal period and a combined facilities purchase option for $11.5 million, which is exercisable through March 2000. These leases are being accounted for as operating leases. In connection with this transaction, the Company recorded leasehold rights totaling $1,025,000.

     ITEM 3.   LEGAL PROCEEDINGS
     ---------------------------

     1. Dennis Nooner, Jr. v. Gull Creek, Inc. and Iatros Health Network, Inc., Civil Action No. L-96-1695, filed in the United States District Court for the District of Maryland:

          In December of 1994, Gull Creek, Inc., a wholly-owned subsidiary of the Company, Dennis Nooner, Jr. and the Company, as guarantor of payment, entered into an Employment Agreement with Mr. Nooner, Jr. for a term of five years commencing January 1, 1995 and granted to Mr. Nooner, Jr. stock warrants, in connection with the lease of a facility controlled by Mr. Nooner, Jr. and his father, Mr. Nooner, Sr. and an option to purchase the Nooners' interests in the facility. In February of 1996, Gull Creek, Inc. terminated Mr. Nooner, Jr. for cause under the terms of his Employment Agreement. In April of 1996, Mr. Nooner, Jr. filed suit against Gull Creek, Inc. and the Company in the Circuit Court for Worcester County, Maryland, alleging that Gull Creek, Inc. and the Company had breached their obligations to Mr. Nooner, Jr. under his Employment Agreement and Stock Option Agreement, had converted stock options to which Mr. Nooner, Jr. believes he is entitled, and had violated the Maryland Wage Payment and Collection Act by failing to deliver to Mr. Nooner, Jr. stock underlying certain options. The action was removed to the United States District Court for the District of Maryland. The Company and Gull Creek, Inc. have denied the allegations of Mr. Nooner, Jr.'s Complaint.

          In May of 1996, the Company and Gull Creek, Inc. filed suit against Dennis Nooner, Sr., Dennis Nooner, Jr., Ewing Land Development, Inc. and Ewing Health Services, Inc. in the District Court for the Northern District of Georgia, Atlanta Division, alleging that Mr. Nooner, Jr., through his acts and misdeeds, breached a Consulting and Development Agreement he entered into with Ewing Land Development, Inc., payment under which was guaranteed by the Company. In addition, the Complaint alleged claims of fraud, conspiracy, and bad faith against all the Defendants and breach of fiduciary duties and agency by Mr. Nooner, Jr. Later, in May of 1996, the Company and Gull Creek, Inc. filed an Amended Complaint dismissing without prejudice Mr. Nooner, Sr. and Ewing Health Services, Inc. as Defendants and asserting claims against Dennis Nooner, Jr., Gull Creek Retirement Village Limited Partnership, Ewing Retirement Corporation, Inc., IHN Personal Care, Inc., and Ewing Health Systems, Inc. (collectively, the "Nooner
     Parties".   This  suit  has since  been  transferred  to Maryland  and consolidated with the prior pending action. All of the Nooner Parties in this action have denied liability.

          The Company is vigorously prosecuting its claims against the Nooner Parties, as well as vigorously defending against all allegations made by Dennis Nooner, Jr. Discovery has been concluded, but no trial date has been set. Management believes that the Company has valid defenses against all such allegations, as well as valid counterclaims against the Nooner Parties.

     2. Scott Schuster et al. v. Iatros Health Network, Inc. and OHI Corporation, Civil Action No. 97-11304-DPW, filed in the United States District Court for the District of Massachusetts:

          Scott Schuster became an employee of OHI Corporation ("OHI"), which is a wholly-owned subsidiary of Iatros, in the Spring of 1996 contemporaneously with the merger of Schuster's company, Oasis Healthcare, Inc., with and into OHI. Prior to this merger, Schuster's company had worked under contract for Iatros. In the Spring of 1997, Schuster refused to comply with the Company's directives to reduce costs and to consolidate OHI's financial functions with those of the Company. Instead of complying with the Company's directives, Schuster made an offer to buy OHI from the Company.

          In June of 1997, after his purchase offer was rejected by the Company, Schuster filed suit against the Company and OHI seeking to acquire such subsidiary, to be paid additional incentive compensation, and for damages in connection with various alleged misrepresentation in connection with the merger. Schuster claims he is entitled to more than 3.5 million shares of Iatros's common stock, plus approximately $1.0 million in damages.

          Iatros answered denying the allegations and claiming the right to rescind the original merger transaction because of alleged misrepresentations made by Schuster in connection with such merger, as well as the right to terminate Schuster's employment and to recover damages from him because of various wrongful acts of Schuster.

          In July of 1997, the Court denied Schuster's motion for an order to prevent the Company from consolidating OHI's financial functions and from terminating Schuster's employment for cause. Immediately following entry of the Court's order denying this motion, Schuster's employment with OHI was terminated for cause.

          The Company is vigorously prosecuting its claims against Schuster, as well as vigorously defending against all allegations made by the Plaintiffs in this action. Discovery has been concluded, but no trial date has been set. Management believes that the Company has valid defenses against all allegations made by the Plaintiffs in this action, as well as valid counterclaims against Schuster.

     3. Seton Hill Manor, Inc. v.Iatros Health Network, Inc., Civil Action No. JFM97-1642, filed in the United States District Court for the District of Maryland:

          In March of 1996, a skilled nursing home facility in Baltimore, Maryland, known as the Ravenwood Facility was acquired by Ravenwood Healthcare, Inc. ("RHI") from Seton Manor, Inc. ("Seton Hill"); and Ravenwood's receivables for the period prior to the purchase were purchased for a note in the amount of $1,860,560.69. The note is collateralized by all the prior and future receivables of Ravenwood, the aggregate face amount which approximated $2.2 million. The note provided for a deferred payment schedule to provide the Ravenwood Facility access to receivables proceeds for working capital purposes. More than the face amount of the note was collected from the receivables. However, Ravenwood experienced operational deficiencies sufficient to exhaust these receivables collections, and the facility lacked sufficient operating income to make all scheduled payments under the note.

          After the acquisition, Ravenwood was managed on behalf of RHI by a Iatros subsidiary and Iatros guaranteed timely payment of the note. The guarantee included a confession of judgment provision allowing prompt exercise upon the guaranty. The purchaser defaulted on the note.

          In May of 1997, a Confessed Judgment in the amount of $946,698.99 was entered against Iatros, subject to its right to file a motion to vacate within thirty days. In June of 1997, all parties entered into a Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement, $736,057.97 had been paid on the note as of December 31, 1997, and the remaining note balance (which the Company has guaranteed) was $210,641.02 as of December 31, 1997.

          The Forbearance Agreement provides for payments of $50,000 per month, commencing August 1, 1997, until payment in full. In addition, beginning on August 15, 1997, and continuing on the 15th day of each month thereafter, Iatros shall calculate and certify in writing to Seton Hill, the total Management fee that it is permitted to be paid under the Management Agreement and applicable Bond documents (the "Payable Management Fee"). Iatros is entitled to receive the lesser of: (a) $35,000.00 or (b) one-half (1/2) of the Payable Management Fee, and shall pay, or cause Ravenwood to pay, to Seton Hill an amount equal to the balance of the Payable Management Fee. Pursuant to the terms of the Split-Off Agreement concerning the Company's former subsidiary, IHN/New Health Management, Inc. ("New Health"), New Health is, effective as of June 30, 1997, entitled to receive these amounts and is obligated to ensure that all required monthly payments are made to Seton Hill in accordance with the terms of the Forbearance Agreement. To date, New Health has complied with the provisions of the Forbearance Agreement and, as of March 31, 1998, the outstanding balance of the note (which the Company has guaranteed) was $6,686.09.

          Pursuant to the terms of the Forbearance Agreement, so long as no default occurs thereunder, the time that Iatros has to file a motion to vacate the Confessed Judgment will be extended on a month-to-month basis. The current expiration date for filing such a motion is May 4, 1998.

     4. Sundance Rehabilitation Corporation v. Heritage Housing Development of Kansas, Inc., New Health Management Systems, Inc., and Iatros Health Network, Inc., Civil Action No. 97-C5430, filed in the District Court of Johnson County, Kansas, Civil Court Department:

          This is an action to collect $741,695.76 for rehabilitation services rendered by Sundance to patients at a nursing home facility owned by Heritage Housing Development of Kansas, Inc. ("Heritage"), located in Olathe, Kansas and known as the Phoenix Nursing Home (the "Phoenix"), which was formerly managed by the Company's former "New Health" subsidiary. Subsequent to the filing of this litigation, all members of the Board of Heritage were replaced, the name of Heritage was changed to "The Phoenix Rehabilitation Center, Inc." ("TPRCI" or the "Owner"), the Management Agreement between TPRCI and New Health was
     mutually  terminated,  and  they  entered  into   a  mutual  release.
     Immediately after these changes, TPRCI filed bankruptcy.

          The contract for therapy services in question was between The Phoenix and Sundance, and it was signed on behalf of The Phoenix by an employee of the Owner, in his capacity as Executive Director. However, pursuant to regulatory requirements of the Kansas Health Department, The Phoenix was licensed in the joint names of the Owner and New Health, as manager.

          Sundance sued the Company on the theory that it was a co-owner of The Phoenix, along with TPRCI and, therefore, that the Company was jointly and severally liable under the contract between Sundance and The Phoenix. In actuality, the Company never owned any interest in The Phoenix. Moreover, the Company is not subject to the jurisdiction of any court in Kansas because it has never conducted any business there.

          The Company is vigorously defending against all allegations made by the Plaintiff in this action. Management believes that the Company has valid defenses against all allegations made by the Plaintiff in this action.

     5. Maryland Health and Higher Education Facilities Authority v. Iatros Health Network, Inc., Civil Action No. C-97-39090CN, filed in the Circuit Court of Maryland for Anne Arundel County:

          In May of 1995, the Company entered into a $400,000 Operating Deficits Agreement (the "ODA") with AHF/Severn, Inc. ("AHF") and The First National Bank of Maryland (the "Trustee"), respecting a Facility in Annapolis, Maryland, and one in Salisbury, Maryland (collectively, the "Facilities"). The ODA required the Company to make loans to AHF, subject to AHF's satisfying certain loan preconditions, to cover AHF's operating deficits. The Facilities were developed and managed by the Company for AHF pursuant to a Management Agreement and a Development Agreement (the "M&D Agreements"). In compliance with the terms of the ODA, the Company funded a $200,000 Security Account with the Trustee as security for any wrongful failure by the Company to fund any proper request by AHF for an advance under the ODA.

          The Maryland Health and Higher Education Facilities Authority ("MAHHEFA") filed suit against the Company in July of 1997, allegedly in its capacity as a secured party of AHF, seeking to enforce the ODA and to compel the Company to fund a $200,000 loan advance thereunder. In the meantime, the Company and AHF had mutually terminated the M&D Agreements effective as of June 30, 1997. The Company believes that MAHHEFA has no standing to assert this claim because they have no security in interest in the ODA or any proceeds of loan advances made to AHF pursuant thereto. Indeed, the ODA specifically prohibits its assignment without the prior written consent of the Company, which it never gave. Moreover, in November of 1997, MAHHEFA foreclosed against the facilities. The ODA relates solely to operating deficits experienced by AHF in its capacity of owner/operator of the facilities. Thus, the Company believes that, because AHF is no longer the owner or operator of the facilities, AHF cannot incur any further operating deficits.

          The Company is vigorously defending this action. Discovery has been concluded, but no trial date has been set. Management believes that the Company has valid defenses against all allegations made by the Plaintiff in this action.

     6.   Trinity  Geriatric   Center,  Inc.   v.  Trinity   Retirement
     Community, Inc., Maryland General Hospital Long Term Care, Inc., Greenbrier Healthcare Services, Inc., and Iatros Health Network, Inc., Civil Action No. 03-C-97-009546, filed in the Circuit Court of Maryland for Baltimore County:

          In January of 1996, Trinity Geriatric Center, Inc. ("TGC") sold a nursing home, known as "Trinity" to Trinity Retirement Community, Inc.
     ("TR").    Contemporaneously  with  the  Closing,  TR  entered  into  a
     Management Agreement for the facility with Maryland General Hospital Long Term Care, Inc. ("LTC"); and LTC, in turn, entered into a Sub-Management Agreement respecting the facility with the Company's wholly-owned subsidiary, Greenbrier Healthcare Services, Inc. ("Greenbrier"), the operations of which were discontinued during the first quarter of 1997. The Company itself was not a party to, or guarantor of, the Sub-Management Agreement.

          Prior to the sale of the Trinity facility by TG to TR, the State of Maryland paid TG $280,000 as an advance payment for Medicaid patient care for November and December, 1995. Subsequent to the sale of the Facility, TG received another check from the State of Maryland in the amount of $236,658.89. Apparently, believing this check represented funds due to TR, TG endorsed the check and sent it to TR. Later, the State of Maryland made a refund claim against TG, claiming that the State had overpaid TG for the months of November and December, 1995, by $231,000. TG then made demand upon TR to reimburse it for the $231,000 overpayment. It is unclear why TG sent TR the $236,658.89 check, rather than returning it to the State of Maryland.

          In September of 1997, TG filed suit against TR, as well as against LTC, Greenbrier, and the Company, seeking to recover the $231,000 overpayment. TG's claims against Greenbrier and the Company are based upon TG's belief that they managed and controlled the expenditures of the funds of the Trinity facility, they owed a duty to TG, and that they breached this duty by not ensuring that the overpayment from the State of Maryland was reimbursed. TG also claims that they further breached their duty to TG by not ensuring that TR paid payables of TG that TR assumed pursuant to the purchase of the Trinity facility. TG does not articulate any theory on which it bases its claim that Greenbrier and the Company owed it any duty. Moreover, TG is apparently unaware of the fact that because the Trinity facility was unable to pay the management fees due under the Management Agreement with LTC, LTC terminated its Management Agreement effective as of October 31, 1997. As a result of LTC not being paid, Greenbrier was also not paid its fees due under its Sub-Management Agreement; and, as a result of LTC's termination of its Management Agreement, Greenbrier had no further duties under its Sub-Management Agreement.

          The Company is  vigorously defending this  action.   The Company's
     Management believes that the Company has valid defenses against all allegations made by the Plaintiff in this action.

     7. Therapists Unlimited, Baltimore/Washington, D.C., L.P. v. Champion Rehab, Inc., Iatros Health Network, Inc., and Greenbrier Health Care Services, Inc., Civil Action No. 693,314, filed in the County Civil Court of Harris County, Texas:

          This is a collection action for $57,955.50 of fees for the services of therapists furnished by the Plaintiff to Champion pursuant to the terms of a written contract between Champion and the Plaintiff (the "Contract"), an 80% owned subsidiary of Greenbrier, which is, in turn, a wholly-owned subsidiary of the Company. The operations of Champion and Greenbrier were discontinued during the first quarter of 1997.

          The Plaintiff sued the Company, Greenbrier, and Champion on an alter ego theory. All of the Defendants have made a Special Appearance in this Action objecting to personal jurisdiction in Texas and requesting that the Action be dismissed for lack of jurisdiction for the following reasons: (1) none of the Defendants have ever done any business in Texas, (2) the Contract in question was negotiated and executed in Maryland, and (3) all services provided pursuant to the Contract were performed in Maryland.

          The Company's Management believes that the Company has valid defenses against all allegations made by the Plaintiff in this action.

     8. CGB Occupational Therapy, Inc. and Cindy Brillman v. Iatros Health Network, Inc., Civil Action No. 97-00105, filed in the Court of Common Pleas of Montgomery County, Pennsylvania:

          In October of 1994, the Company entered into a non-binding letter of intent with Ms. Brillman concerning the possible purchase of her
     therapy  business   and   executed   a  Confidentiality   Agreement.
     Subsequently, after determining that it was unwilling to close on the transaction as outlined in the non-binding letter of intent, the Company terminated negotiations with Ms. Brillman. Since then, Ms. Brillman has been unable to sell her therapy business.

          In April of 1998, she filed suit, alleging that the Company breached its duty of good faith to negotiate the transaction as outlined in the non-binding letter of intent, that the Company breached its confidentiality obligations contained in the Confidentiality Agreement, that the Company interfered with her company's contractual relationships, and that the Company, as financial manager of certain nursing facilities owned by third persons, should be held responsible for the failure of such facilities to promptly pay her company in full for therapy services rendered to patients in these facilities in accordance with the payment terms Ms. Brillman negotiated with the owners of these facilities even though neither such owners nor such facilities had sufficient working capital to comply with such payment terms. The total amount of her claims is to be proven at trial, but she alleges that she believes they will exceed $300,000 in the aggregate.

          The Company has not yet filed its answer to these claims, but intends to vigorously defend against all allegations made by the Plaintiffs in this action. Management believes that the Company has valid defenses against all allegations made by the Plaintiff in this action.

     9.     Rouse & Associates v.  Durant Medical, Inc., Civil Action  No. 9-
     8-02620,  filed  in  the  Court  of  Common   Pleas  of  Chester  County,
     Pennsylvania:

          The Plaintiff in this action is the landlord of the premises occupied by the Company's medical supply and pharmacy subsidiary ("Durant") in Malvern, Pennsylvania. During March of 1998, the Plaintiff obtained an ex parte judgment for possession of Durant's premises based on a confession of judgment contained in the lease and the Plaintiff's allegation that Durant owed the Plaintiff $18,968.81 in unpaid rent, attorneys' fees, and court costs.

          Durant is negotiating with the Plaintiff to resolve this dispute amicably. If it is unable to do so, Durant intends to timely file a petition vigorously defending itself and seeking relief from the confessed judgment in accordance with applicable laws and procedures.

     10. Neuman Distributors, Inc. v. Durant Medical, Inc., Civil Action No. 98-1285, filed in the United States District Court for the Eastern District of Pennsylvania:

          This is a collection action instituted in March of 1998 for $353,746.49 for certain pharmaceutical products and other merchandise allegedly delivered by the Plaintiff to the Company's Durant subsidiary in Malvern, Pennsylvania. Durant disputes the amount alleged to be owed and believes it is entitled to certain credits and adjustments. Durant is negotiating with the Plaintiff to resolve this dispute amicably. If it is unable to do so, Durant intends to vigorously defend itself.

     11. National Employer Solutions, Inc. v. Iatros Health Network, Inc., Civil Action No. E-65359, filed in the Superior Court of Fulton County,
     Georgia:

          In December of 1997, the Plaintiff in this action filed suit to collect a $500,000 demand note issued by the Company to the Plaintiff in January of 1997. This demand note is secured by one of the Company's notes receivable having a face value of $550,000. In February of 1998, the Company and the Plaintiff entered into a Settlement Agreement and Consent Judgment in the amount of $504,791.65, plus post judgment interest of 9% per annum and costs. Pursuant to the terms of the Consent Judgment, the Plaintiff has agreed to take no action to enforce the Consent Judgment so long as no "Judgment Default" (as defined therein) occurs. A Judgment Default includes the Company's failure to timely make payments on the Consent Judgment in accordance with a payment schedule requiring the principal amount of $504,791.65 to be paid at the rate of $15,000 per month during the 5-month period of February through June of 1998 and with a final balloon payment due on July 23, 1998 in an amount equal to $429,791.65, plus post judgment interest and costs.

     12.   Other Litigation:
     -----------------------
     In addition to the foregoing pending actions, the Company and its subsidiaries have outstanding a number of other routine actions, as well as a number of threatened actions, involving their respective creditors, vendors, customers, former employees, and/or other third persons. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. With respect to all actions that the Company is not attempting to settle, Management believes that the Company has valid defenses to such actions.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------
          The last annual meeting of the Company's stockholders was held in Atlanta, Georgia, on December 19, 1996. The Company anticipates holding the next annual meeting of stockholders prior to December 31, 1998.

     ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     -----------------------------------------------------------------
     Market Information
     ------------------

          The Company's Common Stock is listed and traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") SmallCap Market Systema under the following symbol:

                         Common Stock............IHNI

          The following table sets forth the high and low sales price as determined form NASDAQ for the Common Stock for the periods indicated. No trading market existed for the Company's securities prior to April 21, 1992. For six trading days during the period from September 1 through September 9, 1994, the Company's securities were delisted from The NASDAQ SmallCap Market Systema.

                    Common Stock

     Fiscal 1998         HIGH      LOW
     -----------

     First Quarter       21/32     5/16

     Fiscal 1997
     -----------

     First Quarter       2-3/8     1-1/4

     Second Quarter      1-1/2     17/32

     Third Quarter       1-13/32   29/32

     Fourth Quarter      1         7/16


     Fiscal 1996
     -----------

     First Quarter       9-3/8     5-1/2

     Second Quarter      5-5/8     3-1/2

     Third Quarter       4-5/8     2-3/8

     Fourth Quarter      3-1/16    1-1/2


     Fiscal 1995
     -----------

     First Quarter       6-3/4     2-5/8

     Second Quarter      6-5/8     4-7/8

     Third Quarter       12-1/8    5-5/8

     Fourth Quarter      13        7-1/2


          The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by NASDAQ and rounded to the nearest 1/32, are indicated above. These are inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company has applied for listing upon the NASDAQ National Market System.

          According to the Company's Stock Transfer Agent as of March 31, 1998, there were approximately 175 holders of record of the Company's Common Stock and as of November 18, 1996, there were 6,332 beneficial holders of the Company's Common Stock.

     Dividends
     ---------

          The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. Although no such preferred dividends have been declared or are currently due and payable, the Company accrues such preferred dividends because no dividends may be paid in respect of shares of the Company's Common Stock until all cumulative dividends in respect of the Company's Series A Senior Convertible Preferred Stock have been declared and paid and also because such cumulative preferred dividends carry a liquidation preference. At March 31, 1998, dividends on the Series A Senior Convertible Preferred Stock totaling $590,000 had been accrued. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock or its preferred stock other than the Series A Senior Convertible Preferred Stock are simultaneously paid.

          The Company's Certificate of Incorporation provides for a Board of Directors consisting of 6 directors. Holders of the Common Stock and the Series A Senior Convertible Preferred Stock voting together as one class are entitled to elect this number of directors. The size of the Board is increased, up to a maximum of 13 directors, by 1 director each time the cumulative dividends payable on the Series A Senior
     Convertible Preferred Stock are  in arrears in  an amount equal  to two
     (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full, and at such time the number of directors constituting the full Board of Directors is decreased to 6.

          Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board from 6 directors to 13 and to elect all 7 additional directors. To date, such preferred shareholders have only increased the size of the Company's Board of Directors to 7 and elected 1 additional director, Scott W. Ryan.

          During April of 1998, Mr. Ryan resigned from the Company's Board of Directors with no successor being nominated to replace him by the holders of the Series A Senior Convertible Preferred Stock. [See Events Subsequent to December 31, 1997.]



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                          SUMMARY FINANCIAL DATA
                         IATROS HEALTH NETWORK, INC.
                   (in dollars, except number of shares)

                                         Year Ended December 31
Statement of Operations
                                   1997                  1996           1995               1994          1993
                                   ----                  ----           ----               ---
Revenues                        $ 25,512,540        $ 11,261,119   $ 11,017,865        $  2,331,786    $  1,197,215
Operating Expenses              $ 26,204,750        $ 13,316,234   $  7,441,146        $  4,015,254    $  3,507,621

Net Operating Income (Loss)     $(   692,210)       $( 2,055,115)  $  3,576,719        $( 1,683,468)   $( 2,310,406)
Income(Loss)
   from Continuing Operations   $(11,093,116)       $( 4,240,680)  $  3,343,439        $(   943,658)   $( 2,257,495)
Income (Loss)
   from Discontinued Operations $( 7,117,226)       $( 6,073,881)  $    311,741        $(  241,049)    $( 1,629,955)

Net Income (Loss)               $(18,210,342)       $(10,314,561)  $  3,655,188        $( 1,196,609)   $( 3,834,560)
Earnings Per Share
Continuing Operations           $   (.73)           $   (.33)      $    .35          $   (.15)           $   (.39)
Discontinued Operations         $   (.40)           $   (.44)      $    .03          $   (.04)           $   (.29)
                                ---------             ---------      ---------         ---------           ---------
                                $  (1.13)           $   (.77)      $    .38          $   (.19)           $   (.68)
Weighted Average Shares
  of Common Stock and
  equivalents outstanding        16,666,375           13,946,359       9,002,561            6,281,584       5,668,411

Balance Sheet Data:               12/31/97             12/31/96         12/31/95             12/31/94       12/31/93
-------------------
Working Capital                 $( 3,106,337)       $  3,077,162    $  2,832,702         $    487,682    $( 97,625)
Total Assets                    $ 25,237,278        $ 25,105,242    $ 23,044,380         $  1,547,265    $ 1,018,992
Total Long-Term Debt
  and Capital Lease obligations $  8,617,478        $    746,813    $    131,140         $     50,165    $     44,015
Total Liabilities               $ 21,370,004        $  4,789,462    $  4,227,132         $  1,311,194    $    898,809

Stockholders' Equity            $  3,867,274        $ 20,315,780    $ 18,817,250       $    236,071      $    120,182


NOTES:
No cash dividends have been declared on the Common Stock.




     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATION
               ------------------------

     Business Background
     -------------------

     Iatros Health Network, Inc. (formerly Gracecare Health Systems, Inc.) is a Delaware corporation incorporated in June 1988 and completed its initial public offering in April 1992. The Company's initial business activities were concentrated in providing health care services for post-acute, ventilator dependent and medically complex patients residing in long-term care nursing facilities. Commencing in July 1994, management of the Company redirected operations by pursuing development, management and ancillary service opportunities involving unrelated long-term care facilities, while discontinuing operations involving specialized programs. Commencing in 1997, the Company began to develop long-term care operating and ancillary service opportunities exclusively for its own account. Continuing business activities of the Company include operating long-term care facilities through direct ownership and lease as well as providing related ancillary services.

     Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Results of Operations
     ---------------------

          For the year ended December 31, 1997, the Company reported a net loss of $18,210,342. This is largely attributed to losses associated with discontinued operations ($7,117,226); write-down of intangible assets ($5,637,703); substantial general and administrative expenses ($3,114,413) associated with the Company's business history and corporate expenses; and the write-down of deferred tax assets ($2,341,000) for which future realization is uncertain. In addition, recent operating losses reported by the Company during 1997 and 1996 together with other adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to service its debts At December 31, 1997, the Company reports a negative working capital position of $3,106,337.

          The Company reported revenue from continuing operations for the years ended December 31, 1997 and 1996 of $25,512,540 and $11,261,119,
     respectively, representing an increase of $14,251,421 or 127%. During 1997, the operating expenses incurred for continuing operations, exclusive of general and administrative costs, totaled $21,827,890 yielding an operating margin of $3,684,650 or 14% on related revenues.
      Notwithstanding this increase in revenue, the operating margins attained by the Company are insufficient to cover the levels of general and administrative costs as well as other expense requirements.

          Consolidated operating revenue relating to the Company's continuing operations for 1997 include $12,191,384 associated with nursing home operations in the New England market area. This revenue relates to nursing facilities, which are owned or leased by the Company beginning in 1997, and reflects the Company's business plan in this direction. Operating income from nursing home operations reported in 1997 totaled $1,680,148 and represents a return of approximately 14% on related revenue.

          Ancillary services revenue relating to the Company's continuing operations for 1997 totaled $11,283,832 representing an increase of $2,964,681 or approximately 37% over 1996. This increase is largely attributable to the Company's ancillary services business developed in New England where related revenue totaled $2,088,523 for 1997. Operating income from ancillary services revenue reported in 1997 totaled $1,196,479 and represents a return of approximately 11% on related revenue. The operating margin reported on ancillary services revenue for 1996 approximated 8.5%.

          Management services revenue relating to the Company's continuing operations for 1997 totaled $2,037,324 representing an increase of $1,052,577 or approximately 107% over 1996. This revenue relates to six nursing facilities located in the New England market area managed by the Company. The Company is attempting to convert these management contracts into lease arrangements during 1998. Operating income from management services reported in 1997 totaled $808,023 and represents a return of approximately 40% on related revenue.

          Revenue derived from development services has diminished materially and reflects the Company's concentration on existing operations and emphasis on growth efforts in the area of direct ownership and lease of nursing facilities. Consequently, the Company is precluded from realizing development fee income which historically had been derived from third party projects and related transactions.

          Consolidated operating expenses relating to the Company's continuing operations reported for 1997 totaled $26,204,750 compared to $13,316,234 for 1996, representing an increase of $12,888,516 or 97%
     during 1997. This compares to an increase in related revenue during 1997 of 127% over 1996. Of this reported increase in consolidated operating expenses, $10,511,236 or 82% relates to the Company's nursing home operations developed in New England; $2,472,734 or 19% relates to increased ancillary services; $472,159 or 4% relates to increased management services costs in New England; and, ($567,613) or (5%) relates to decreased general and administrative expenses effected by the Company during 1997.

          General and administrative expenses reported for 1997 include $4,072,880 associated with the Company's corporate management and related costs of corporate overhead. Comparable corporate expenses reported for 1996 totaled $3,955,804. Significant components of such costs for 1997 included salaries and related costs for executive management of $1,735,409; legal and professional fees of $857,786; contracted services of $174,562; travel and related expenses of $550,305; insurance expenses of $307,478; and other general expenses. Significant components of such costs for 1996 included salaries and related costs for executive management of $1,384,337; legal and professional fees of $716,956; contracted services of $797,907; travel and related expenses of $366,783; insurance expenses of $213,563; and other general expenses. During 1997 and to date, in connection with discontinuing non-profitable operations, the Company has been
     substantially  effecting  cost  reductions  relating   to  general  and
     administrative expenses. The annualized level of general and administrative expenses for continuing operations for 1998 has been reduced to less than $2,500,000. Despite these efforts, the Company has insufficient cash-flow to timely pay all of its general and administrative expenses.

          Other income (expense) reported for 1997 totaled a net expense of $8,059,906 representing an increase of $5,055,416 over 1996. Of this amount reported in 1997, $5,637,703 represents non-cash charges to current year operations associated with the write down of intangible assets associated with discontinued operations. Other major components for 1997 include interest expense of $1,015,534 and property lease expense of $916,839. Significant components of 1997 interest expense include $225,806 relating to corporate debt obligations; $637,047 relating to property mortgages and working capital debt associated with New England nursing home operations; and $103,338 in interest costs associated with the Company's ancillary services business. Property lease expense reported totaling $916,839 in 1997 relates to two nursing facilities in New England which operations were assumed under a lease purchase arrangement commencing in March 1997.

          The 1997 intangible asset write-downs were comprised of uncollectible nursing home operating advances totaling $2,080,000; uncollectible development notes receivable of $1,500,000; forfeited facility acquisition deposits of $1,616,000; and accelerated amortization of goodwill and contract rights totaling $441,703.

          The income tax expense reported for 1997 totaling $2,800,000 results principally from the Company's reserve against deferred tax assets reported in prior periods and represents a non cash charge to current year operations. The deferred tax asset relates to net operating loss carry forward benefits available to the Company for which the future utilization against taxable income is uncertain.

          The Company's current business strategy is to pursue the direct ownership or lease of long-term care facilities for its own account. Accordingly, during 1997, the Company discontinued operations associated with certain segments of its long-term care business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions of Greenbrier Healthcare Services, Inc. and New Health Management Systems, Inc. In addition, the Company discontinued operations associated with providing respiratory therapy services and relating to the prior business acquisition of King Care Respiratory Services, Inc.

     Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Results of Operations
     ---------------------

          For the year ended December 31, 1996, the Company's consolidated financial statements reflect a net loss of $10,314,561 compared with net income of $3,655,188 for the year ended December, 31, 1995. The net loss reported for 1996 largely results from the fourth quarter reduction in the carrying value of intangible assets totaling $6,697,974, together with the increase in the allowance for doubtful accounts of $1,630,900, and the write-off of accounts receivable and notes and loans receivable of $405,103 and $1,200,000, respectively.

     Consolidated  operating   revenue   relating   to  the   Company's
     continuing operations totals $11,261,119 for 1996, representing an increase of $243,254 over 1995. Of the reported increase in 1996 revenue, $2,729,380 relates to increased ancillary services revenue and $984,747 relates to increased management services revenue offset by a decrease in development services revenue of $3,470,873. The increase in recorded revenue during 1996 results principally from the Company having expanded into a new market area represented by New England. The reported reduction in development services revenue reflects management's efforts away from outside development initiatives and more directed towards the demands of existing business as well as emphasizing the direct ownership or lease of long-term care nursing facilities.

          Consolidated operating expenses relating to the Company's continuing operations reported for 1996 totaled $13,316,234 compared to $7,441,146 for 1995, representing an increase of $5,875,088 or 79% during 1996. Of this reported increase, $2,487,597 or 42% relates to increased ancillary services; $757,142 or 13% relates to new costs associated with initiating management services in New England; and, $2,630,350 or 45% relates to increased general and administrative expenses incurred by the Company.

          General and administrative expenses reported for 1996 include $3,955,804 associated with the Company's corporate management and related costs of corporate overhead. Comparable corporate expenses reported for 1995 totaled $2,751,951. Significant components of such costs for 1996 included salaries and related costs for executive management of $1,384,337; legal and professional fees of $716,956; contracted services of $797,907; travel and related expenses of $366,783; insurance expenses of $213,563; and other general expenses. Significant components of such costs for 1995 included salaries and related costs for executive management of $527,016; legal and professional fees of $690,210; contracted services of $471,464; travel and related expenses of $122,211; insurance expenses of $86,181; and other general expenses.

          Operating income from ancillary services relating to the Company's continuing operations during 1996 totaled $704,532 representing 8.5% on related revenues. Comparable income reported for 1995 totaled $462,749 representing 8.3% on related revenues. Operating income derived from management services revenue for 1996 totaled $227,605 representing 23%.

     Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Liquidity and Capital Resources
     -------------------------------

     During 1997 and to date, the Company has been successful in reducing levels of its corporate overhead and general and administrative costs. Continued cost reductions are required however for the Company to achieve positive cash flow from continuing operations. In the alternative, the Company requires a higher revenue base to support the corporate overhead represented by its executive management structure. In addition, the Company requires infusion of capital in order to satisfy its short-term obligations. The Company has been unsuccessful in its independent efforts to secure financial relief from its existing creditors as well as to raise new sources of capital.

          The Company has been engaged in discussions with third parties having an interest in corporate merger opportunities or the purchase of certain of its business holdings. The Company has been particularly focused on growth prospects which would yield added economies and eliminate redundancy of overhead costs through merger or acquisition.

          As further described in Events Subsequent to December 31, 1997, the Company has entered into a formal letter of intent with NewCare Health Corporation (NASDAQ: NWCA) to complete a statutory merger transaction. Among the benefits to be derived by the Company in consummating such a transaction would be immediate infusion of working capital needed to revitalize existing operations and access to added capital resources required to meet corporate obligations.

          In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependency on continued cost reductions and revenue growth to support continuing operations, its viability to continue as a going concern is uncertain.
     While  the  Company  intends  to  pursue   and  consummate  a  merger
     transaction with NewCare Health Corporation, there can be no assurance that this transaction will be completed.

          At December 31, 1997, the Company reports a working capital deficit of $3,116,337 compared with a positive working capital position at December 31,1996 of $3,077,163. This deterioration in the Company's working capital position during 1997 has resulted largely from having had to subsidize working capital associated with discontinued operations as well as having had to utilize working capital reserves to settle corporate obligations associated with prior business and development activities of the Company. While continuing operations of the Company is profitable, the limited working capital available to the Company internally is constraining and limits the Company's ability to effectively support existing lines of business.

          Cash and cash equivalents relating to the Company's continuing operations at December 31, 1997 totaled $639,236 and include restricted amounts of $448,540. Restricted cash represents a loan reserve for mortgage indebtedness associated with two nursing home properties owned by the Company and located in New England. Cash and cash equivalents at December 31, 1996 totaled $654,197 and include a certificate of deposit held by a financial institution in the amount of approximately $520,000. This certificate was redeemed in March 1997 and was utilized to satisfy an outstanding credit obligation totaling $516,000, which is included in notes payable at December 31, 1996.

          Accounts receivable relating to the Company's continuing operations at December 31, 1997 of $7,596,741, representing 78% of total current assets, were comprised of $3,958,735 relating to nursing home operations; $4,720,521 relating to ancillary services; and, $2,300,151 relating to management services; net of an aggregate allowance for doubtful accounts of $3,382,667. The substantial level of allowance relates to accounts receivable from nursing home operations which amounts were assumed in connection with acquiring property leasehold rights ($1,025,000) and amounts relating to ancillary and management services for unrelated nursing facilities associated with discontinued operations (approximately $2,000,000). Accounts receivable relating to the Company's continuing operations at December 31, 1996 of $3,724,952, representing 52% of total current assets, were comprised of $3,707,981 relating to ancillary services and $327,911 relating to management services, net of an aggregate allowance for doubtful accounts of $310,940.

          Prepaid expenses and other current assets relating to the Company's continuing operations at December 31, 1997 totaled $712,343. Subscriptions receivable of $789,000 represent a common stock subscription receivable from NewCare Health Corporation pursuant to an investment agreement and corporate merger proposal. This receivable was fully realized by the Company during the first quarter of 1998. Other prepaid expenses and current assets reported include deposits and interest receivable associated with the Company's outstanding notes and loans due from third parties. Significant components of prepaid and other current assets at December 31, 1996 include project costs advanced in connection with transactions involving the Company in a development capacity in New England. Such costs were largely recovered during 1997 or written-off at December 31, 1997.

          Notes and loans receivable relating to the Company's continuing operations at December 31, 1997 aggregate $2,988,064 and predominantly relate to long term care facilities for which the Company had provided development services or otherwise advanced capital to secure management rights. Of the amounts outstanding, nearly $2,000,000 relates to nursing home properties in New England that are currently managed by the Company. The Company is presently attempting to convert these management arrangements to long term leasehold positions whereby it is expected to forego the cash realization of these notes and loans. Otherwise, the notes and loans are generally formalized as long term, mature over periods approximating ten years, bear simple interest between eight and ten percent and are partially secured by a mortgage position on the properties to which they relate. Further, payments are generally subordinated to senior debt and other priority operating obligations of the properties. Notes and loans receivable reported at December 31, 1996 resulted largely from development services income recognized by the Company in prior periods as well as from working capital advances made by the Company to support facilities pursuant to its obligations under operating deficit agreements. At December 31, 1997, approximately $2,500,000 was written-off.

          Notes payable to banks and other relating to the Company's continuing operations at December 31, 1997 totaled $5,638,262 and include $3,910,000 outstanding and relating to working capital financing of accounts and notes receivable and associated with the Company's continuing operations. Specifically, $3,085,000 relates to working capital financing associated with ancillary services and $825,000 relates to working capital financing associated with nursing home operations in New England. At December 31, 1997, the availability under these working capital financing arrangements is fully extended. Other notes payable at December 31, 1997 totaled $1,705,000 and represent various corporate obligations that have been formalized as short-term note instruments and remain outstanding. Notes payable reported outstanding at December 31, 1996 relate to working capital and equipment notes associated with ancillary services.

          In January 1997, the Company obtained a $500,000 loan from National Employer Solutions, Inc. ("NES"). This loan is due on demand, bears interest at the rate of prime plus 5% and is secured by one of the Company's notes receivable having a face value of $550,000. The loan had an original maturity of March 1997, was extended to August 1997 and is currently past due. At December 31, 1997, the loan obligation due NES, including accrued interest, totaled approximately $515,000 and is reported in Notes payable banks and other. Litigation was commenced by NES to collect this note in December of 1997. In February of 1998, this litigation was settled. [See "Legal Proceedings."]

          During April 1997, the Company's New England based operating subsidiary secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line is secured by various notes receivable and management contract rights associated with the Company's operating subsidiary. The line is due on demand and accrues interest at the bank's base rate plus 1% on amounts outstanding. At December 31, 1997, the Company has utilized $1,481,500 of this financing to support working capital and development activities of its New England based operating subsidiaries. The Company is in the process of renewing the loan term associated with this financing which term expired on April 30, 1998. This note payable is reported in Notes payable banks and other at December 31, 1997.

          During May 1997, the Company's Philadelphia based ancillary service subsidiaries secured a working line of credit of up to $4,000,000 of which approximately $1,600,000 was outstanding at December 31, 1998 representing the maximum availability under the credit arrangement at year end. This line of credit is secured by the subsidiaries' accounts receivable; is due on demand and accrues interest at the rate of prime plus 2.25% on amounts drawn and outstanding. To date this working capital line of credit remains outstanding in the amount of the maximum availability. This note payable is reported in Notes payable banks and other at December 31, 1997.
          In April and July 1997, the Company entered into two working capital lending programs regarding four nursing homes owned and leased in Massachusetts. These programs allow for maximum borrowings of
     $2,000,000 in the aggregate and are collateralized by accounts receivable of the nursing homes. Interest is incurred at the rate of 11% on one program and 12.5% on the other. Total borrowings under the two programs approximated $828,000 at December 31.

          In September 1997, the Company settled an outstanding lawsuit with NPFII-W as described in the Company's 10-K for the year ended December 31, 1996. The settlement calls for the Company to pay NPFII-W $500,000 over 5 years, with the unpaid balance accruing interest at the rate of 10% per annum, together with 50,000 shares of the Company's Common Stock.

          During August 1997, the Company agreed to pursue a proposed private equity offering and in connection therewith secured a bridge loan in the amount of $300,000. The bridge loan included interest at 10% per annum and was to mature upon the earlier of (i) December 5, 1997 or (ii) the successful consummation by the Company of any financing raising at least $500,000. In addition, in consideration of the bridge loan, the Company issued to the lender a five-year warrant to purchase 325,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In the event of a default under the bridge loan, the principal thereof and all accrued, unpaid interest thereon would be convertible into shares of the Company's Common Stock at a price of $0.25 per share; and, in such event, the exercise price of the warrants issued would automatically reduce to $0.25 per share. During 1997, the Company realized net proceeds of approximately $255,000 in connection with this bridge loan and financing transaction. The Company subsequently abandoned the proposed equity offering contemplated and negotiated a cancellation of its obligations associated with the issue of Company warrants. Total expenditures incurred by the Company to satisfy the loan obligation and effect cancellation of the related consideration amounted to $430,492. At December 31, 1997, approximately $211,000 had been paid by the Company towards this settlement and the balance was fully paid during the first quarter of 1998. At December 31, 1997, the principal loan obligation outstanding totaled $150,000 and is reported in Notes payable banks and other.

          During 1997 and to date, the Company has formalized a note payable associated with certain legal and professional fees incurred. The note payable is for approximately $450,000, is unsecured, bears interest at approximately 12%, and is due on demand. At December 31, 1997, this note is reported in Notes payable banks and other.

          Accounts payable relating to the Company's continuing operations at December 31, 1997 totaled $3,439,953 and includes $1,323,128 associated with nursing home operations; $521,249 representing corporate accounts payable; $1,160,364 relating to ancillary services; and, $435,212 relating to management services. Accounts payable reported at December 31, 1996 totaled $1,770,842 and includes $264,539 representing corporate accounts payable; $1,117,506 relating to ancillary services; and, $388,797 relating to management services.

          Accrued expenses and other liabilities relating to the Company's continuing operations at December 31, 1997 totaled $2,459,197. Significant components include accrued payroll and related costs of $335,026; and accrued expenses associated with nursing home operations totaling $1,755,866. Accrued expenses and other liabilities reported at December 31, 1996 totaled $767,404 and included accrued payroll and related costs of $244,756 together with accrued expenses associated with ancillary services of $243,887 and corporate obligations totaling $278,761.

          Long-term debt reported by the Company relating to the Company's continuing operations at December 31, 1997 totaled $8,550,000 and relates exclusively to mortgage financing associated with nursing home acquisitions in New England during 1997. Initial terms of this financing provide for interest only payable monthly at annual rates that approximate ten percent.

          In December of 1997, the Company executed a note payable for approximately $145,000 to one of its former subsidiaries in exchange for certain retained assets of the former subsidiary. The note bears interest at 10% and is payable over two years.

     Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Liquidity and Capital Resources
     -------------------------------

          Cash and cash equivalents relative to the Company's continuing operations at December 31, 1996, totaled $654,197 and included a certificate of deposit held by a financial institution in the amount of approximately $520,000 which was redeemed in March 1997 and was utilized to satisfy an outstanding credit obligation totaling $516,000 which is included in notes payable, at December 31, 1996.

          Cash and cash equivalents relative to the Company's continuing operations at December 31, 1995, totaled $931,772, comprised of unrestricted amounts of $556,772 and restricted amounts of $375,000. Restricted cash of $275,000 represented funds received from a third party as security for future payment obligations pursuant to a management subcontract agreement, which was satisfied in the fourth quarter of 1996. The balance of restricted funds totaling $100,000 related to escrowed funds associated with contractual obligations involving the Company's development activities, which were satisfied in 1996.

          Accounts  receivable  relative   to   the   Company's  continuing
     operations at December 31, 1996 of $3,724,952, representing 52% of total current assets in 1996, were comprised of $3,707,981 relating to ancillary services, and $327,911 relating to management services and is net of an allowance for doubtful accounts of $310,940.

          Accounts receivable relative to the Company's continuing operations at December 31, 1995 of $3,848,454, representing 56% of total current assets in 1995, were comprised of $1,848,454 relating to ancillary services, and $2,000,000 relating to development services and were net of an allowance for doubtful accounts of $143,400.

          Deposits at December 31, 1996 include a purchase deposit of $1,000,000 associated with the planned acquisition of a long-term care nursing facility. This transaction was abandoned by the Company during 1997 and the purchase deposit was forfeited.

          At December 31, 1996 notes receivable relative to the Company's continuing operations resulting from development, financial advisory, and consulting services which the Company had provided to several long-term care properties totaled $4,403,393 as compared with $2,110,295 at December 31, 1995. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate.
      Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties. To date, approximately $2.5 million in reserves have been established by the Company for these notes.

          The Company utilized certain of these notes receivable as security for working capital financing arrangements during 1997 and associated with its New England operations.

     Events Subsequent to December 31, 1997
     --------------------------------------

          During January of 1998, the Company entered into a note purchase and loan agreement whereby the Company purchased a note instrument in the principal amount $1,475,000 from third party lender with whom the Company has extensive business relationships. The note purchase financing was provided by such lender with collateral and security relating to nursing facilities in New England financed by the lender and in which the Company has an interest. The loan agreement associated with the purchase financing has a maturity date of April 1, 2007; requires monthly payments of principal and interest payable at 10.5% per annum and amortized over a period of twenty-five years. The note instrument acquired by the Company is secured by a subordinated mortgage position held on a nursing facility that was previously managed by the Company. The prior management of this facility was provided by one of the Company's subsidiaries, which operations were discontinued during 1997. The note instrument acquired by the Company is currently non-performing.

          During April of 1998, the Company renegotiated the terms of merger previously announced by NewCare Health Corporation (NASDAQ: "NWCA"). The Company and NWCA have entered into a non-binding letter of intent for the acquisition by means of a statutory merger of the outstanding common and Series B Preferred Stock and options and warrants of IHNI (excluding, however, any shares of IHNI common stock issued to NWCA by
     IHNI) for approximately $7,000,000 in NWCA common stock, valued at the average closing bid price of the NWCA common stock for the 20 trading days ending 2 trading days prior to the closing date of the merger ("NWCA Price"), or a combination of NWCA common stock and cash at the option of NWCA, and of the outstanding Series A Preferred Stock for approximately $1,000,000 in a combination of NWCA common stock, cash and warrants for 250,000 shares of NWCA common stock at an exercise price of $1.00 above the NWCA Price. The acquisition transaction is subject to, among other things, execution of a definitive merger agreement and approval of the shareholders of IHNI and NWCA.

          Also during April of 1998, NWCA nominated Mr. Frank Camma and Mr. Jim Sanregret to the Company's Board of Directors to fill two existing vacancies. These nominations were made pursuant to rights granted to NWCA by the Company in connection with NWCA's $1,000,000 investment in the Company made in December of 1997. [See "Significant Transactions."]

          In addition, during April of 1998, Scott W. Ryan resigned as a member of the Company's Board of Directors. Mr. Ryan had been elected by the holders of the Series A Senior Convertible Preferred Stock voting separately as a class. No successor has been nominated by such holders to replace Mr. Ryan as a Director. [See "Dividends."]

     Year 2000 Issue
     ---------------
          In common with users of computers around the world, the Company is investigating if and to what extent the date change from 1999 to 2000 may affect its networks and systems. There can be no assurance that the costs of implementing a program to address this issue will not be material, that such a program will be successful, or that the date change from 1999 to 2000 will not materially adversely affect the Company's business, financial condition and results of operations. The ability of third parties with which the Company transacts business to adequately address their year 2000 issues is outside the Company's control. Although the Company will seek alternative vendors, where its current vendors are unwilling or unable to become year 2000 compliant in a timely manner, there can be no assurance that the Company's operations will not be materially adversely affected by the ability of third parties dealing with the Company, including Medicare and Medicaid, to also manage the effect of the year 2000 date change.

     Effects of Inflation
     --------------------

          The Company does not expect inflation to materially effect its results of operations. However, the health care industry is labor intensive. Wages and other related labor costs are especially sensitive to inflation and future operating costs could be subject to general economic and inflationary pressures. Accordingly, the Company cannot predict its ability to control such cost increases.

     New Accounting Standards
     ------------------------

          The Company was required to implement Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. The effect of the implementation of SFAS No. 128 was not material.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

          The consolidated financial statements required to be filed pursuant to this Item 8 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 8. The Supplementary Data requirement as set forth in
     Item 302 of Regulation S-K is inapplicable to the Company.


     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               -----------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

                                INAPPLICABLE

                                    PART III

     ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               -------------------------------------------------------------
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
               -------------------------------------------------


     NAME                          AGE            PRESENT POSITION
                            (1)
     Reginald D. Strickland        43        President/Chief Executive
                                             Officer and Director

     Joseph C. McCarron, Jr.       43        Executive Vice President and
                                             Director, President - OHI
                                             Corporation

     Judson H. Simmons             52        Executive Vice President of
                                             Strategic Planning/Corporate
                                             Development and Secretary

     William T. Filippone          47        Executive Vice President and
                                             Chief Operating Officer

     Joseph L. Rzepka              45        Executive Vice President and
                                             Chief Financial Officer
                     (1) (2)
     John D. Higgins               65        Director


     Robert A. Kasirer             48        Director

                     (2)(4)
     Scott W. Ryan                 53        Director

                     (3)(5)
     James H. Sanregret            47        Director

                     (3)(5)
     Frank Camma                   28        Director


   (1)   Member of the Compensation Committee of the Board of Directors.

   (2)   Member of the Audit Committee of the Board of Directors.

   (3) Nominated to fill an existing vacancy on the Board of Directors in April of 1998.

   (4) Mr. Ryan resigned as a Director in April of 1998 [See "Events Subsequent to December 31, 1997."]

   (5)   Nominated to fill two vacancies on the Board of Directors in April
         of 1998.    [See  "Events Subsequent  to  December  31, 1998"  and
         "Certain Relationships and Related Transactions."]


     Reginald D. Strickland

          Mr. Strickland was appointed Chief Executive Officer in May 1997 and President in March 1997. Mr. Strickland previously served as Vice President of Operations for the long-term care division of Horizon/CMS HealthCare, overseeing the operation of 130 principally long-term care facilities from 1994 through 1996. Mr. Strickland served as Vice President of Waverly Group from 1990 through 1993. Mr. Strickland began his career in 1977 with Beverly Enterprises where he worked for approximately 15 years and where he was ultimately Vice President of Operations for over 100 facilities located in seven states in the Southeastern United States. Mr. Strickland has twenty years of experience in long-term operations. Mr. Strickland received his Bachelor's Degree in Applied Behavioral Sciences from National-Louis University.

     Joseph L. Rzepka

          Mr. Rzepka was appointed Executive Vice President and Chief Financial Officer of the Company in September 1996. Mr. Rzepka served as Vice President of Operations of Omega HealthCare Investors, Inc., a long-term care real estate investment trust from 1993 through 1996. Mr. Rzepka has held executive financial positions in the long-term care industry for over twelve years. Mr. Rzepka was the Vice President of Finance of International Health Care Management, Inc. from 1991 through 1993 and was Vice President and Chief Financial Officer of National Heritage, Inc., the nation's fourth largest operator of long-term care facilities from 1989 through 1991. Mr. Rzepka received a Bachelor's Degree in Business Administration from the University of Michigan in Ann Arbor and completed masters studies in a Business Administration Program at Xavier University. Mr. Rzepka is a Certified Public Accountant.

     Judson H. Simmons

          Mr. Simmons was appointed Executive Vice President of Strategic Planning of the Company in July 1995. From 1993 through the end of 1995, Mr. Simmons was President of Retirement Corporation of America, an Atlanta based owner, manager, and operator of independent living, assisted living, and congregate care facilities throughout the Eastern United States. From 1980 to 1993, Mr. Simmons was a Partner and Of Counsel with two different Atlanta based law firms, where he had a broad based international corporate practice. His legal experience in the health care industry included serving as outside general counsel for Retirement Corporation of America, HealthCare Concepts, Inc., the National Investment Conference for the Senior Living and Long-term Care Industries, and a wholesale distributor of pharmaceutical products and medical supplies. Mr. Simmons received his BS degree, with Special Attainment in Commerce (concentration in Finance), from Washington & Lee University; a Certificate of High Honors from the Department of Economics of the University of Nottingham, England; his JD degree, cum laude, from the University of Georgia School of Law; his LLM degree from Columbia University School of Law; and a Certificate in Foreign and Comparative Law from Columbia University's Parker School. Mr. Simmons is a member of the State Bar of Georgia.

     Joseph C. McCarron, Jr.

          Mr. McCarron was appointed a director of the Company in July 1994. From July 1994 to January 17, 1995, Mr. McCarron served as Chief
     Executive Officer and President of the Company. Mr. McCarron served as Chief Financial Officer from July 1994 through September 1996. On January 17, 1995, Mr. McCarron was appointed Executive Vice President.
       In July 1997, Mr. McCarron was appointed President of Oasis Healthcare, the Company's New England based operating subsidiary. Mr. McCarron served as President of HealthCare Concepts, Inc., a health care financial advisory and management consulting firm from 1989 through 1994. Mr. McCarron has held executive management positions in the long-term care industry for over fifteen years. Mr. McCarron was a senior manager with Ernst & Young in the New England area. Mr. McCarron graduated cum laude with a BA in Business Administration from Northeastern University. Mr. McCarron is a Certified Public Accountant.

     William T. Filippone

          Mr. Filippone was appointed Executive Vice President and Chief Operating Officer of the Company effective June 1, 1997. Mr. Filippone previously served as President and Chief Executive Officer of Horizon Facilities Management, Inc., located in Dallas, Texas from 1995 through May 1997. Before his association with Horizon HealthCare, he served as Executive Vice President/COO of Community Care of America, located in Naples, Florida from 1993 through August 1995. There he was a cofounder and instrumental in the initial public offering of the company. Before his relationship with CCA, he held key senior management roles with other healthcare companies nationwide. Mr. Filippone began his healthcare career in 1974, after receiving his Bachelor's Degree in Business from West Virginia University.

     Robert A. Kasirer

          Mr. Kasirer has been a director of the Company since February 1995. Mr. Kasirer was appointed Managing Director of Iatros Respiratory Corporation in January 1995 and in May 1996, was appointed President of Western Region Operations of IHN/Health Services Group, Inc. and Iatros Respiratory Corporation. From 1991 to 1994, Mr. Kasirer was the owner and Chief Executive Officer of King Care Respiratory Services, Inc. From 1986 to 1991, Mr. Kasirer developed retirement communities, assisted living facilities, and health care facilities for not-for-profit owners as a consultant. Prior to 1986, Mr. Kasirer practiced law and was Of Counsel at Manatt, Phelps, Rosenberg & Phillips. Mr. Kasirer graduated from New York University with a BA degree in 1970. Mr. Kasirer received his JD degree from St. John's University School of Law in 1973 and is a member of the New York Bar Association. [See "Certain Relationships and Related Transactions."]

     John D. Higgins

          Mr. Higgins has been a director since July 1994. Since October 1994, Mr. Higgins has served as Vice President and Senior Vice President - Corporate Finance of Royce Investment Group, Inc., an investment banking firm. From March 1987 to May 1990, Mr. Higgins served  as  an  executive  officer  of  Lombard  Securities  Corp.,  an investment banking firm. Mr. Higgins holds a BBA and MBA degree in finance from Hofstra University.

     Scott W. Ryan

          Mr. Ryan founded S.W. Ryan & Company, Inc. in Philadelphia, Pennsylvania in 1988 through the present. Mr. Ryan is a registered securities broker and dealer. He has established himself with several investment firms in the Northeast. Mr. Ryan began his career in 1973.
      He holds a BS degree from the US Naval Academy and a Master's Degree in Business from the University of Virginia.

     James H. Sanregret

          Has served as Chief Financial Officer of NewCare Health Corporation since June 1997. Mr. Sanregret was previously employed by Delta Air Lines for 24 years. He was Treasurer of Delta from 1992 to May 1997. As Treasurer, he was responsible for all Corporate Finance, Tax and Corporate Insurance activities on a global basis for the $12 billion airline. He was Assistant Vice President of Financial Planning in 1992, and was responsible for analyzing the economics of all proposed spending activities, preparation of projected income statements for quarterly Board of Directors' meetings, and the development of expense levels and capital outlays for all major corporate acquisitions/mergers. From 1985 to 1992, he was the Director of Financial Planning. He coordinated all financial activities related to the acquisition of Western Airlines. He functioned as Manager of Financial Planning from 1981 to 1985, Analyst of Financial Planning from 1974 to 1981, and Accountant of Property Accounting from 1973 to 1974. Mr. Sanregret received a Bachelor of Business Administration from the University of Wisconsin in 1972. [See "Certain Relationships and Related Transactions."]

     Frank Camma

          Has served as Vice President of Strategic Planning of NewCare Health Corporation since July of 1997. Mr. Camma began his career in the healthcare industry in 1990, when he served as an accountant in the Contract Services division of NovaCare Incorporated, a rehabilitation services company until 1992. From June 1992 to October 1993, he served as a Financial Analyst at First Fidelity Bank Corporation. He completed the Professional Banker training program and returned to NovaCare Incorporated as a Financial Analyst in the Corporate Finance department. In this capacity, he was responsible for the annual budget as well as weekly operating reports. From September 1994 to August 1996, he served as a Senior Financial Analyst at Acquisition Management Services. Acquisition Management Services is a captive investment banking boutique for Foster Management Company, a $250 million venture capital firm specializing in the consolidation of niche healthcare businesses. He was responsible for valuing, performing due diligence and negotiating potential transactions. His primary client was NovaCare Incorporated. From August 1996 to March 1997, he served as an Associate with the investment banking firm of NatWest Markets. Mr. Camma graduated summa cum laude from Villanova University with a Bachelors Degree in Business Administration in 1992. [See "Certain Relationships and Related Transactions."]

          Each director and executive officer of the Company is required to file a Form 3 with the Securities and Exchange Commission reporting initial ownership of the Company's securities at the time such person is elected or appointed a director or executive officer.

                                SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation paid by the Company to executive officers of the company whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

                                                      ANNUAL COMPENSATION
                                                                                        LONG-TERM COMPENSATION
                        YEAR    SALARY        BONUS       OTHER          RESTRICTED    SECURITIES      LTIP        ALL OTHER
                                  ($)          ($)        ANNUAL           STOCK       UNDERLYING     PAYOUTS     COMPENSATION
                                                       COMPENSATION        AWARDS     OPTIONS/SARs      (#)           ($)
                                                           IONM              ($)           (#)

Robert T. Eramian       1997    $102,163      $0         $6,125          0              100,000       $0          $0
Chief Executive         1996    $245,192      $0         $14,700         0              401,348       $0          $0
Officer & Chairman      1995    $229,000      $0         $0              0               30,000       $0          $0
of the Board (1)

Reginald D. Strickland  1997    $245,000      $50,000    $9,000          0              420,000       $0          $0
President and Chief     1996    N/A           N/A        N/A             N/A            N/A           N/A         N/A
Executive Officer (6)   1995    N/A           N/A        N/A             N/A            N/A           N/A         N/A

William T. Filippone    1997    $131,250      $45,000    $9,000          0              200,000       $0          $0
Executive Vice          1996    N/A           N/A        N/A             N/A            N/A           N/A         N/A
President & Chief       1995    N/A           N/A        N/A             N/A            N/A           N/A         N/A
Operating Officer (3)

Joseph L. Rzepka        1997    $175,000      $0         $9,000                         100,000       $0          $0
Executive Vice          1996    $47,115       $0         $2,250          0              100,000       $0          $0
President & Chief       1995    N/A           N/A        N/A             N/A            N/A           N/A         N/A
Financial Officer

Gordon Simmons          1997    N/A           N/A        N/A             N/A            N/A           N/A         N/A
Chief Operating         1996    $119,798      $0         $0              0              100,000 (4)   $0          $0
Officer (4)             1995    N/A           N/A        N/A             N/A            N/A           $0          $0

Joseph C. McCarron,     1997    $200,000      $0         $9,000                         300,000       $0          $0
Jr. Executive Vice      1996    $196,154      $0         $9,000          0               40,000       $0          $0
President & Director(6) 1995    $162,500      $0         $0              0               30,000       $0          $0

Judson H. Simmons       1997    $225,000      $0         $9,000          0              360,000       $0          $0
Executive Vice          1996    $66,346       $0         $150,000        0               40,000       $0          $0
President of Strategic  1995    $0            $0         $125,000        0              0             $0          $0
Planning/Corporate
Development and
Secretary (6)


(1)  Mr. Eramian resigned as Chief Executive Officer and Chairman of the company in May  1997.
(2)  Mr. Strickland was appointed Cheif Executive Officer of the compnay in May 1997.
(3)  Mr. Filippone was appointed Executive Vice President and Chief Operating Officer of the
     company on June 1, 1997.
(4)  Mr. Gordon Simmons resigned as an officer of the company in December 1996.
(5)  Mr. Mccarron was also appointed President of the company's subsidiary in July 1997.
(6)  Considering the company's working capital restraints, Messrs. Strickland, Simmons, and McCarron deferred payment of $93,500 in the aggregate of their salaries during 1997.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (FISCAL YEAR ENDED DECEMBER 31, 1997)
                                                                                                          POTENTIAL
                     INDIVIUAL GRANTS                                                                 REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL
                                                                                                       RATES OF STOCK
                                                                                                      PRICE APPECIATION
                                                                                                       FOR OPTION TERM
                                    Number of       % of Total
                                    Securities      Options/SARs       Exercise
                                    Underlying      Granted to         or            Expiration      5%           10%
                                    Options/SARs    Employees in       Base Price    Date
NAME                                Granted (#)     Fiscal Year (1)    ($/Share)

Robert T. Eramian                   100,000 (1)      6.54%                 $0.38     May 22, 2007     $23,584 (5)  $59,765 (6)
Chief Executive Officer and
Chairman of the Board

Reginald D. Strickland              420,000 (2)     27.45%                 $0.50     May 22, 2007    $132,068 (7) $334,686 (8)
Chief Executive Officer

Joseph L. Rzepka                    100,000 (3)      6.54%                 $0.50     June 9, 2007     $31,445 (7)  $79,687 (8)
Executive Vice President and
Chief Financial Officer

Joseph C. McCarron, Jr.             100,000 (1)      6.54%                 $0.38     May 22, 2007     $23,584 (5)  $59,765 (6)
Executive Vice President            200,000 (3)     13.07%                 $0.50     June 9, 2007     $62,889 (7) $159,374 (8)

William P. Filippone                200,000 (3)     13.07%                 $0.38     June 9, 2007     $47,167 (5) $119,531 (6)
Executive Vice President

Judson H. Simmons                   360,000 (3)     23.53%                 $1.50     Dec 31, 2006    $254,702 (9) $645,466 (10)
Exective Vice President-
Strategic Planning and
Corporate Organization


(1)   Warrant granted on May 22, 1997 based upon the closing bid price of the Company's Common Stock on that date of $0.75 as traded on the NASDAQ SmallCap Market SM. The warrant was exercisable at grant.
(2)   Warrant granted on May 22, 1997 in connection wit Mr. Strickland's employment agreement, based upon closing bid price of the Company's Common Stock on that date of $0.75 as traded on the NASDAQ SmallCap Market SM. The warrant was exercisable at grant.
(3)   Warrant granted on June 9, 1997 based upon the closing bid price of the Company's Common Stock on that date of $1.25 as traded on the NASDAQ SmallCap Market SM. The warrant was exercisable at grant.
(4)   Warrant granted on January 1, 1997 in connection with Mr. Simmons employment agreement, based upon closing bid price of the Company's Common Stock on that date of $1.88 as traded on the NASDAQ SmallCap Market SM. The warrant was exercisable as follows:
      180,000 shares on signing of employment agreement; and 7,500 shares on the last day of each calendar month thereafter through
      December, 1998 so long as Mr. Simmons is employed on those dates.
(5)   Represents an assumed market price per share of Common Stock of   $0.61
(6)   Represents an assumed market price per share of Common Stock of   $0.97
(7)   Represents an assumed market price per share of Common Stock of   $0.81
(8)   Represents an assumed market price per share of Common Stock of   $1.30
(9)   Represents an assumed market price per share of Common Stock of   $2.44
(10)  Represents an assumed market price per share of Common Stock of   $3.89



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS/SAR VALUES

Name                     Shares                     Number of Securities                  Value
                        Acquired        Value      Underlying Unexercised            of Unexercised
                           On          Realized    Options/SARs at Fry-End      In-the-Money Options/SARs
                        Exercise                             (#)                  at Fiscal Year End ($)
                           (#)                     Exercisable/Unexercisable    Exercisable/Unexercisable

Robert T. Eramian          -0-           -0-       1,365,827 (E) / 0 (U)         $24,800 (1) (E) / $0 (U)
Chief Executive Officer

Reginald D. Strickland     -0-           -0-       420,000  (E) / 0 (U)          $25,200 (2) (E) / $0 (U)
Chief Executive Officer

Joseph L. Rzepka           -0-           -0-       200,000  (E) / 0 (U)           $6,000 (3) (E) / $0 (U)
Chief Financial Officer

Joseph C. McCarron, Jr.    -0-           -0-       1,020,000 (E) / 0 (U)         $36,800 (4) (E) / $0 (U)
Executive Vice President

William T. Filippone       -0-           -0-       200,000  (E) / 0 (U)          $37,000 (5) (E) / $0 (U)
Executive Vice President

Judson H. Simmons          -0-           -0-       310,000  (E) / 90,000 (U)     $0 (5) (E) / $0 (U)
Vice President Strategic
Planning and Corporate
Organization


(1)   Based upon the closing bid of the Company's Common Stock ($0.56 per share) on December 31, 1997
      (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price for the following options/warrants (30,000 share at $0.35, 100,000 shares at $0.38)

(2)   Based upon the closing bid of the Company's Common Stock ($0.56 per share) on December 31, 1997
      (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price for the following options/warrants (420,000 shares at $0.50)

(3)   based upon the closing bid of the Company's Common Stock ($0.56 per share) on December 31, 1997
      (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price for the following options/warrants (100,000 shares at $0.50)

(4)   Based upon the closing bid of the Company's Common Stock ($0.56 per share) on December 31, 1997
      (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price for the following options/warrants (30,000 shares at $0.35, 100,000 shares at $0.38, 200,000 shares at $0.50)

(5)   Based upon the closing bid of the Company's Common Stock ($0.56 per share) on December 31, 1997
      (fiscal year end), as traded on the NASDAQ SmallCap market, minus the exercise price for the following options/warrants (200,000 shares at $0.38)


     Compensation of Directors

          There is no standard compensation for the Directors of the Company beyond direct reimbursement for expenses incurred in attending board meetings. On May 22, 1997, each of the following directors were granted a 10-year warrant to purchase 100,000 shares of the Company's Common Stock, exercisable at $0.375 per share: Messrs. Eramian, Higgins, Kasirer, and McCarron. Shares of the Company's Common Stock had a fair market value of approximately $0.75 per share as of the date of grant. In addition, on June 9, 1997, each of the following directors were granted a 10-year warrant to purchase the following respective number of shares of the Company's Common Stock, exercisable at $0.50 per share: Mr. McCarron (200,000 shares), Mr. Kasirer (175,000), Mr. Higgins (75,000). Shares of the Company's Common Stock had a fair market value of approximately $1.08 per share as of the date of grant.

     Employment Contracts and Termination, Severance and Change-of-Control Agreements

     Robert T. Eramian

          In February of 1996, the Company's Board of Directors approved an employment agreement with Mr. Eramian effective January 1, 1996. The term of the agreement was for five (5) years. The employment agreement provided for an annual base salary of $250,000 with such salary increases and incentive compensation as determined by the Company's Board of Directors. The employment agreement also provided for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits. The employment agreement was mutually terminated effective as of May 22, 1997 upon his resignation as an officer and director of the Company.

          Simultaneously with Mr. Eramian's resignation, the Company entered into a consulting agreement with him having a term expiring as of June 1, 1999, and providing for payment of consulting fees to him of $16,200 per month. To date, no payments have been made pursuant to the Agreement. The Company believes that it has an offset against the consulting fees due under this agreement in an amount that has not yet been determined.

     Joseph C. McCarron, Jr.

          The Company entered into an employment agreement with Mr. McCarron as of October 21, 1994 for a term of three (3) years beginning July 25, 1994. The employment agreement provides for an annual base salary of $150,000, a maximum annual bonus equal to 100% base salary, at the discretion of the Board of Directors, non-qualified stock options to purchase 200,000 shares of Common Stock at $.75 per share, which vested upon employment, with a three-year exercise period and stock options to purchase 200,000 shares of Common Stock at $1.00 per share with a vesting period of one year and a three-year exercise period. The employment agreement also provides for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits. During 1995, the Board of Directors approved the increase of the annual based salary of Mr. McCarron to $200,000. During 1997, Mr. McCarron's employment agreement was extended for one additional year.

     Reginald D. Strickland

          The  Company  entered  into  an  employment   agreement  with  Mr.
     Strickland as of January 1, 1997 for a term of three (3) years beginning January 1, 1997. The employment agreement provided for a $15,000 signing bonus, and an annual base salary of $185,000, a warrant to purchase 330,000 shares of Common Stock at $1.50 per share with a 10-year exercise period which vested over two years. The employment agreement also provided for reimbursement of travel expenses, an automobile allowance of $750 per month and health and life insurance benefits. During May of 1997, Mr. Strickland's employment agreement was modified by extending the term to five years, increasing his annual base salary to $245,000, increasing his bonus to $50,000, increasing the number of shares of the Company's Common Stock purchasable under his warrant to 420,000 shares, and decreasing the exercise price under such warrant to $0.50.

     Joseph L. Rzepka

          The Company entered into an employment agreement with Mr. Rzepka as of September 9, 1996 for a term of five (5) years beginning September 9, 1996. The employment agreement provides for an annual base salary of $175,000, a warrant to purchase 100,000 shares of Common Stock at $1.50 per share with a ten-year exercise period which vest over a two-year period. The employment agreement also provides for health and life insurance benefits, reimbursement of travel expenses, and an automobile allowance of $750 per month.

     Judson H. Simmons

          The Company entered into an employment agreement with Mr. Simmons as of January 1, 1997 for a term of five (5) years beginning January 1, 1997. The employment agreement provides for an annual base salary of $225,000, a warrant to purchase 360,000 shares of Common Stock at $1.50 per share with a ten-year exercise period which vests over a two-year period. The employment agreement also provided for health and life insurance benefits, reimbursement of travel expenses, and an automobile allowance of $750 per month.

     William T. Filippone

          The Company entered into an employment agreement with Mr. Filippone as of June 1, 1997, for a term of five (5) years. The employment agreement provides for a $30,000 signing bonus, a $15,000 relocation allowance, and an annual base salary of $183,000, a warrant to purchase 200,000 shares of Common Stock at $.375 per share with a 10-year exercise period. The employment agreement also provides for an additional 10-year warrant to purchase 100,000 shares to be issued on January 1, 1998, at an exercise price of $.375 per share. The employment agreement also provides for reimbursement of all travel expenses related to business, an automobile allowance of $750 per month, and health, life and disability insurance benefits.

     Change of Control Agreements

          During 1997, the Company executed Change of Control Agreements with its five executive officers. This action was undertaken to assure continuity of management in the event of actual or threatened change in control of the Company. Further the Company believes it is important for its key executives to be able to assess and advise whether supporting a change in control would be in the best interest of the Company and its shareholders without being influenced by the uncertain effect of such a change upon the executive's role within the Company.

          The Change of Control Agreements provide for severance compensation to the executives in the event of a change as defined by the agreements and generally provide for such compensation to equate to the respective executives annual compensation multiplied by factors of either two or three times. In addition, the Change of Control Agreements provide for immediate vesting of all outstanding stock purchase options and warrants attributable to the executives.

     Compensation Committee Interlocks and Insider Participation

          Mr. Eramian, the Company's former Chief Executive Officer and President, served on the Compensation Committee until his resignation in May of 1997. Although Messrs. Eramian and Strickland, respectively, served on the Company's Compensation Committee, neither of them participated in any recommendation or decision regarding his own compensation as an executive officer or director. The Company's Board of Directors, as a whole, determines the method by which the Company`s executive compensation is determined based upon recommendations of the Compensation Committee.

     ITEM 12.  SECURITY  OWNERSHIP   OF   CERTAIN   BENEFICIAL  OWNERS  AND
     MANAGEMENT

          The following table sets forth the information as of March 31, 1998 with respect to the securities holdings of all persons which the Company, by virtue of filings with the Securities and Exchange Commission or otherwise, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock or securities convertible into Common Stock as of March 31, 1998, based upon a total of 20,869,958. Also set forth in the table is the beneficial ownership of all of the Company's outstanding Common Stock as of such date by directors, executive officers and all directors and executive officers of the Company as a group.


                                                  (1)      Number of Shares
     Name of Beneficial Owner   Beneficially Owned         Percent
     ----------------------------------------------------------------------

                      (2)
     Robert T. Eramian             751,348                    3.5%
                      (3)
     Reginald D. Strickland        422,500                    2.0%
                      (4)
     Joseph L. Rzepka              209,000                    1.0%
                      (5)
     Joseph C. McCarron, Jr.     1,020,000                    4.7%
                      (6)
     Judson H. Simmons             405,000                    1.9%
                      (7)
     William T. Filippone          300,000                    1.4%
                      (8)
     Robert A. Kasirer           1,345,000                    6.3%
                      (9)
     John D. Higgins               623,275                    2.9%

     NewCare Health   (10)
     Corporation                 4,000,000                   19.2%

     All executive officers and
     directors as a group
     8 persons)                  5,070,123                   20.4%

     All officers and directors
     and 5% or greater
     shareholders as a group     9,070,123                   36.5%

     (1)
          Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by persons indicated. Ownership does not include options, or portions of options, to purchase shares which are not currently exercisable, or exercisable within sixty days.
     (2)
          Includes the following: (i) 250,000 shares of Common Stock purchasable under a warrant granted by the Company in 1994 to Etel Corporation (which is controlled by Mr. Eramian), (ii) 30,000 shares of Common Stock purchasable under a warrant granted by the Company in 1995 to Mr. Eramian, (iii) an aggregate of 371,348 shares of Common Stock purchasable under warrants granted by the Company in 1996 to him, (iv) 100,000 shares of Common Stock purchasable under a warrant granted by the Company in 1997 to him.
     (3)
          Includes the following: (i) 420,000 shares of Common Stock purchasable under warrants granted by the Company in 1997 and (ii) 2,500 shares purchased by Mr. Strickland in an open market transaction.
     (4)
          Includes the following: (i) 100,000 shares of Common Stock purchasable under warrants granted by the Company in 1996 to Mr. Rzepka, (ii) 100,000 shares of Common Stock purchasable under a warrant granted by the Company in 1997 to him, and (iii) 9,000 shares purchased by Mr. Rzepka in open market transactions.
     (5)
          Includes the following: (i) 250,000 shares of Common Stock purchasable under warrants granted by the Company in 1994 to Mr. McCarron, (ii) 400,000 shares of Common Stock purchasable under a Non-qualified Option granted by the Company in 1994 to him, (iii) 30,000 shares of Common Stock purchasable under a warrant granted by the Company in 1995 to him, (iv) 40,000 shares of Common Stock purchasable under a warrant granted by the Company in 1996 to him, and (v) includes an aggregate of 300,000 shares of Common Stock purchasable under warrants issued to by the Company to him in 1997.
     (6)
          Includes the following: (i) 5,000 shares of Common Stock purchased by Mr. Simmons in an open market transaction, (ii) 40,000 shares of Common Stock purchasable under warrants granted by the Company in 1996 to him, and (iii) 360,000 shares purchasable under a warrant granted by the Company in 1997 to him.
     (7)
          Includes the following: (i) 200,000 shares of Common Stock purchasable under warrants issued by the Company in 1997 to him and (ii) 100,000 shares of Common Stock purchasable under a warrant granted by the Company in 1998 to him.
     (8)
          Includes the following: (i) 1,000,000 shares of Common Stock held by record by Health Care Holdings, Ltd., a limited partnership of which Mr. Kasirer is a general partner, (ii) 30,000 shares of Common Stock purchasable under warrants granted by the Company in 1995 to Mr. Kasirer, (iii) 40,000 shares of Common Stock purchasable under a warrant granted by the Company to him in 1996, and (iv) an aggregate of 275,000 shares of Common Stock purchasable under warrants granted by the Company in 1997 to him.
     (9)
          Includes the following: (i) 54,488 shares of Common Stock held of record by Mr. Higgins, (ii) 95,000 shares of Common Stock purchasable under warrants issued by the Company in 1994 to Royce Investment Group, Ltd. ("Royce") and transferred by Royce to Mr. Higgins, (iii) an aggregate of 15,948 shares of Common Stock purchasable under warrants issued by the Company in 1995 to him,
          (iv) includes 90,000 shares of Common Stock purchasable under a warrant issued by the Company in 1995 to Royce and transferred to him by Royce, (v) an option to purchase 152,839 shares of Common Stock granted to Royce by shareholders of the Company and transferred to him by Royce, (vi) 40,000 shares of Common Stock purchasable under a warrant issued by the Company in 1996 to him, and (vii) an aggregate of 175,000 shares of Common Stock purchasable under warrants granted by the Company in 1997 to him.
     (10)
          Includes 4,000,000 shares issued by the Company in December 1997 for an aggregate investment of $1,000,000.

          There are no family relationships among any directors or executive officers of the Company

     Option and Proxy Agreements
     ---------------------------

          In July 1994, Family Investment Associates  L.P. ("Family"), James
     M. Foulke and Ellen Foulke ("Foulke") and Bentley-Midas Group, Ltd. ("Bentley") each of whom was a principal stockholder of the Company
     (collectively, the "Issuing Parties") entered into a series of agreements granting options to purchase shares of Common Stock owned by them to Etel Corporation (which is controlled by Robert T. Eramian) and to Joseph C. McCarron, jr. and giving irrevocable proxies to vote those shares of Common Stock to Mr. Eramian. The options are to purchase shares of Common Stock from Family, Foulke and Bentley. These options and irrevocable proxies expired during April of 1997 without any of them having been exercised by Etel or Mr. McCarron.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     --------------------------------------------------------

          At December 31, 1997, net loans and other amounts owing to the Company from Robert A. Kasirer, a director of the Company, aggregated $243,585.

          During April of 1998, NewCare Health Corporation nominated Mr. Frank Camma and Mr. Jim Sanregret to the Company's Board of Directors to fill two existing vacancies. These nominations were made pursuant to rights granted NewCare in connection with NewCare's $1,000,000 investment in the Company made in December of 1997. During April of 1998, the Company also executed a non-binding letter of intent with NewCare concerning NewCare's possible acquisition of the Company by means of a statutory merger. [See "Significant Transactions" and "Events Subsequent to December 31, 1997."]


                                          PART IV
                                          -------

     ITEM 14.  EXHIBITS AND REPORTS OR FORM 8-K
     ------------------------------------------

(a) The following documents are filed as part of this report

     1. The consolidated financial statements filed as part of this report are listed under the caption "Index to Financial Statements", appearing elsewhere in this report.

     2. The consolidated financial schedules of the Company are filed as part of that report.

     Schedules:

          Schedules II - Valuation and Qualifying Accounts

     3.   The following exhibits are filed herein:

     Exhibit No.                        Description
     -----------                        -----------

     10.1 Agreement and Plan of Split-off dated as of July 1, 1997, among Iatros Health Network, Inc., IHN/New Health Management, Inc., Andrea G. Dawkins, and Ronald A. Halko.

     10.2 Lease and Security Agreement dated March 15, 1997 by and between Greenfield Associates Real Estate Trust and Oasis Healthcare, a/k/a OHI Corporation.

     10.3 Lease and Security Agreement dated March 15, 1997 by and between Buckley Nursing Home and Oasis Healthcare a/k/a OHI Corporation.

     10.4 Mortgage Deed, Assignment of Rents and Leases and Security Agreement made as of May 31, 1997 made by OHI Realty Limited Partnership I for and for the benefit of National Health Investors, Inc.

     10.5 Mortgage Deed, Assignment of Rents and Leases and Security Agreement made as of May 31, 1997 by OHI Realty Limited Partnership I to and for the benefit of National Health Investors, Inc.
         (1)
     10.6 Investment Agreement dated December 22, 1997, between Iatros Health Network, Inc. and NewCare Health Corporation.

     21.0                Subsidiaries of Registrant.


      (1) Incorporated by  reference from  Form 8-K  of  even date  herewith


                       IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
          Report of Independent Certified Public Accountants -
          .............................................................F-2

          Consolidated Balance Sheets..................................F-3

          Consolidated Statements of Operations........................F-5

          Consolidated Statements of Changes in Stockholders'
          Equity.......................................................F-7

          Consolidated Statements of Cash Flows........................F-10

          Notes to Consolidated Financial Statements...................F-12

          Report of Independent Certified Public Accountants on
          Financial Statement Schedule.................................F-34

          Schedule II - Valuation and Qualifying Accounts..............F-35




                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The Board of Directors and Stockholders
     Iatros Health Network, Inc. and Subsidiaries
     Atlanta, Georgia

          We have audited the accompanying consolidated balance sheets of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced significant net losses in 1997 and 1996, has a negative working capital as of December 31, 1997, and is currently in default on certain covenants of its debt agreements. The Company is seeking to restructure its current debt requirements, obtain new financing or consummate a corporate merger transaction. There can be no assurance that the Company will be successful with any of these transactions. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




                         ASHER & COMPANY, Ltd.



     Philadelphia, Pennsylvania
     April 23, 1998


                            IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1997 AND 1996



                                                                    ASSETS



                                                             1997                1996
CURRENT ASSETS

  Cash and cash equivalents                            $   190,696          $   654,197
  Accounts receivable, net                               7,596,741            3,724,952
  Subscription receivable                                  789,000                 -
  Inventory                                                357,409              443,755
  Prepaid expenses and other current assets                712,343            1,232,254
  Net current assets of discontinued operations               -               1,064,653
                                                          --------            ----------
     Total current assets                                9,646,189            7,119,811



PROPERTY AND EQUIPMENT, net                              9,108,815              783,899



OTHER ASSETS

  Cash and cash equivalents, restricted                    448,540                -
  Intangible assets, net                                 2,954,677            2,762,378
  Notes receivable                                       2,573,904            4,423,325
  Loans receivable and other assets                        414,160            3,609,571
  Deferred tax asset, net                                    -                2,700,000
  Net long-term assets of discontinued operations           90,993            3,706,258
                                                          --------            ----------
                                                         6,482,274           17,201,532
                                                         ---------            ----------
     Total Assets                                      $25,237,278          $25,105,242
                                                        ==========           ==========




                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             1997                1996

CURRENT LIABILITIES

  Notes payable, banks and other                       $ 5,638,262          $   985,907
  Accounts payable                                       3,439,953            1,770,842
  Accrued expenses and other current liabilities         2,459,197              767,404
  Preferred stock dividends payable                        550,000              390,000
  Current portion of capital lease obligations             146,210              128,496
  Net current liabilities of discontinued operations       518,904                -
                                                        ----------           -----------
   Total current liabilities                            12,752,526            4,042,649

LONG-TERM DEBT                                           8,550,000                -

SUBORDINATED CONVERTIBLE DEBENTURES                          -                  600,000

CAPITAL LEASE OBLIGATIONS                                   67,478              146,813
                                                        ----------            ----------
                                                        21,370,004            4,789,462

COMMITMENTS AND CONTINGENCIES                               -                     -


STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized;
    Series A, 533,333 shares issued and
     outstanding                                               533                  533
    Series B, 100,000 shares issued and
     outstanding                                               100                  100
  Common Stock, $.001 par value,
    25,000,000 shares authorized;
    20,869,958 and 15,931,500 issued
    and outstanding in 1997 and 1996,
    respectively                                            20,870               15,931
  Additional Paid-In Capital                            36,059,867           34,142,970
 Accumulated Deficit                                   (32,214,096)         (13,843,754)
                                                       ------------         ------------
                                                         3,867,274           20,315,780
                                                        ----------           -----------
     Total Liabilities and Stockholders'
      Equity                                           $25,237,278          $25,105,242
                                                       ===========          ===========




                          The accompanying notes are an integral part of
                             these consolidated financial statements.

                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997                1996                1995
Revenue
  Nursing home operation services            $ 12,191,384          $      -              $     -
  Ancillary services                           11,283,832             8,319,151              5,589,771
  Management services                           2,037,324               984,747                  -
  Development services            -             1,957,221             5,428,094
                                               ----------            ----------             ----------
                                               25,512,540            11,261,119             11,017,865

Operating expenses
  Nursing home operation services              10,511,236                 -                      -
  Ancillary services                           10,087,353             7,614,619              5,127,023
  Management services                           1,229,301               757,142                  -
  General and administrative                    4,376,860             4,944,473              2,314,123
                                               ----------            ----------              ---------
                                               26,204,750            13,316,234              7,441,146
                                               ----------            ----------              ----------
Income(loss) from continuing
 operations before other income
 (expense), income tax benefit and
 discontinued operations                         (692,210)            (2,055,115)            3,576,719

Other income(expense)
  Interest income                                 257,000                421,577                53,290
  Interest expense                             (1,015,534)              (620,224)             (190,473)
  Property lease expense                         (916,839)                 -                      -
  Depreciation and amortization                  (677,345)              (690,022)             (518,606)
  Write-down of intangible assets              (5,637,703)            (2,228,923)                 -
  Other income (expense)                          (69,485)               112,027              (205,491)
                                               ----------             ----------              ----------
                                               (8,059,906)            (3,005,565)             (861,280)
                                               -----------            -----------             ----------
Income(loss) from continuing
 operations before income tax
 benefit and discontinued operations           (8,752,116)            (5,060,680)            2,715,439

Income tax benefit (expense), net              (2,341,000)               820,000               628,000
                                              -------------           ------------          -------------
Income(loss) from continuing
 operations before discontinued
 operations                                   (11,093,116)            (4,240,680)            3,343,439

Discontinued operations
  Income(loss)from operations, net
   of income taxes of $(202,000),
   $360,000 and $42,000 in 1997,
   1996 and 1995, respectively                 (3,125,544)            (6,073,881)              311,749
  Loss on separation, net of income
   taxes of $(257,000)                         (3,991,682)                -                     -
                                              -------------         --------------          --------------
                                               (7,117,226)            (6,073,881)              311,749
                                              -------------         --------------          --------------
Net Income(loss)                             $(18,210,342)          $(10,314,561)          $ 3,655,188
                                             =============          =============          ============

                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   1997                1996                1995


Basic earnings(loss) per share:
  Continuing operations                      $       (.70)          $       (.33)          $       .35
  Discontinued operations                            (.43)                  (.44)                  .03
                                             -------------          ------------          ------------
     Net Income(loss)                        $      (1.13)          $       (.77)          $       .38
                                             =============          =============          ============
Weighted average number
 of shares of common stock
 outstanding                                   16,666,375             13,946,359             9,002,561
                                             ============           ============          ============


Diluted earnings per share:
  Continuing operations                      $      -                $    -               $        .26
  Discontinued operations                           -                     -                        .03
                                             ------------           --------------        -------------
    Net Income(loss)                         $     -                $     -               $        .29
                                             ============           =============         =============
Weighted average number
 of shares of common stock
 outstanding                                       -                      -                 12,759,969
                                             ============           ============          ============



                                     The accompanying notes are an integral part of
                                       these consolidated financial statements.

                                                     IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                        Additional
                                     Preferred Stock              Common Stock           Paid-In         Accumulated
                                 Shares     Amount          Shares     Amount        Capital         Deficit              Total
                                     ------     ------          ------     ------        --------         ----------          -----

Balance, January 1, 1995         833,333    $833          7,436,333   $7,436        $9,411,918      $(6,864,381)         $2,555,806

Issuance of Common Stock on
 January 23, 1995 in connection
 with an unregistered sale
 of securities                      -        -            1,000,000    1,000         1,750,250           -                1,751,250

Issuance of Common Stock on
 April 12, 1995 in connection
 with an unregistered sale
 of securities                      -        -               14,060       14            99,986           -                  100,000

Issuance of Common Stock on
 June 30, 1995 in connection
 with the termination of a
 lease and assignment of a
 purchase option                    -        -               30,489       30           149,969           -                  149,999

Issuance of Common Stock on
 August 29, 1995 in connection
 with an unregistered sale
 of securities                      -        -              170,000      170         1,019,830           -                1,020,000

Issuance of Common Stock on
 August 31,1995 in connection
 with an unregistered sale
 of securities                      -        -              100,000      100           224,900           -                  225,000

Issuance of Common Stock on
 September 28, 1995 in connection
 with conversion of debt            -        -              189,941      190           664,605           -                  664,795

Issuance of Common Stock on
 September 28, 1995 in connection
 with an unregistered sale
 of securities                      -        -              400,000      400         1,399,600           -                1,400,000

Issuance of Common Stock on
 September 29, 1995 in connection
 with an unregistered sale
 of securities                      -        -              316,667      317         1,899,683           -                1,900,000

Costs of issuance incurred
 during 1995 in connection
 with unregistered sales
 of securities                      -        -                   -        -           (542,270)          -                (542,270)

Redemption of Series B
 Preferred Stock on
 November 30, 1995             (200,000)       (200)             -        -               -              -                     (200)

Issuance of Common Stock on
 December 29, 1995 in connection
 with exercise of warrants held
 by a Company Director              -        -               30,000       30            86,220           -                   86,250

                                                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                        Additional
                                     Preferred Stock               Common Stock          Paid-In        Accumulated
                                     Shares     Amount            Shares     Amount      Capital          Deficit              Total
                                     ------     ------            ------     ------      -------          -------              -----

Issuance of Common Stock during
 1995 in connection with exercise
 of public warrants                 -        -               1,664,255    $1,664     $3,842,439       $    -            $3,844,103

Compensation incurred during 1995, in
 connection with an unregistered
 sale of  securities                -        -                     -         -          419,000            -               419,000

Director compensation incurred during
 1995 in connection with an unregistered
 sale of securities                 -        -                     -         -           15,000            -                15,000

Series A Preferred Stock dividends
 recorded                           -        -                     -         -               -          (160,000)         (160,000)

Net Income                          -        -                     -         -               -         3,655,188         3,655,188

Balance, December 31, 1995       633,333    633              11,351,745   11,351     20,441,130       (3,369,193)       17,083,921


Issuance of Common Stock during
 1996 in connection with the conversion
 of a registered sale of
 convertible debt securities        -        -                3,815,020    3,815     12,707,394            -            12,711,209

Costs of Issuance incurred on
 January 26, 1996 in connection
 with a registered sale of
 convertible debt securities        -        -                     -         -         (683,466)           -              (683,466)

Issuance of Common Stock during
 1996 in connection with exercise
 of public warrants                 -        -                   92,572       93        267,522            -               267,615

Issuance of Common Stock during
 1996 in connection with the exercise
 of warrants and options            -        -                  619,325      619      1,147,393            -             1,148,012

Issuance of Common Stock on
 April 1,1996 in connection
 with an unregistered sale
 of securities                      -        -                   52,838       53        214,997            -               215,050

Compensation incurred during 1996, in
 connection with an unregistered
 sale of securities                 -        -                      -         -          18,000            -                18,000

Director compensation incurred during
 1996 in connection with an unregistered
 sale of securities                 -       -                      -         -          30,000            -                 30,000

Series A Preferred Stock dividends
 recorded                           -       -                      -         -             -             (160,000)        (160,000)

                                                       IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                        YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                             Additional
                               Preferred Stock                 Common Stock         Paid-In      Accumulated
                                Shares     Amount           Shares     Amount      Capital       Deficit           Total
                                ------     ------           ------     ------      -------       -------           -----
Net Loss                         -        $   -         -             $   -      $    -        $(10,314,561)   $10,314,561)

Balance, December 31, 1996       633,333     633       15,931,500     15,931     34,142,970      (13,843,754)    20,315,780


Issuance of Common Stock during
 1997 in connection with the conversion
 of a registered sale of
 convertible debt securities        -        -            679,268        679        666,772          -             667,451

Issuance of Common Stock during
 1997 in connection with the exercise
 of warrants and options            -        -            209,190        210         91,379          -              91,589

Issuance of Common Stock during
 1997 in connection with
 conversion of debt                 -        -          4,050,000      4,050      1,042,825          -           1,046,875

Costs of Issuance incurred in
 1997 in connection with a registered
 sale of convertible debt securities -        -              -            -          (67,079)         -             (67,079)

Compensation incurred during 1997 in
 connection with an unregistered
 sale of securities                  -        -              -            -           63,000          -              63,000

Director compensation incurred during
 1997 in connection with an unregistered
 sale of securities                  -        -              -            -          120,000          -             120,000

Series A Preferred Stock dividends
 recorded                            -        -              -            -            -             (160,000)     (160,000)

Net Loss                             -        -              -            -            -          (18,210,342)  (18,210,342)
                                  --------   -----        ---------- ---------    -----------     ------------   -----------
Balance, December 31, 1997        633,333    $ 633        20,869,958 $  20,870    $36,059,867     $(32,214,096)  $ 3,867,274
                                 =========   ======       ========== =========    ===========     =============  ===========





                                                          The accompanying notes are an integral part of
                                                          these consolidated financial statements.


                                     IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997                1996                1995
OPERATING ACTIVITIES                               ----                ----                ----
  Net income (loss)                          $(18,210,342)         $(10,314,561)       $ 3,655,188
  Adjustments to reconcile
   net income (loss) to net cash
   utilized by operating activities:
    Loss (income) from discontinued operations  3,734,342             6,433,881           (269,749)
    Loss on disposal of
     discontinued operations                    2,923,544                   -                  -
    Net cash utilized by
     discontinued operations                     (467,773)           (3,378,138)         (1,633,407)
    Depreciation and amortization                 677,346               690,021             509,607
    Provision for doubtful
     accounts receivable                        1,164,101               467,906             79,217
    Write-off of uncollectible
     Notes, loans and deposits
     receivable                                 4,402,324             1,150,000               -
    Write-down of intangible assets               577,971             2,173,485               -
    Common stock issued for
     services rendered                            183,000                48,000             99,750
    Deferred taxes                              2,750,000            (1,180,000)          (870,000)
    Changes in:
       Accounts receivable                     (5,891,941)             (928,434)        (1,642,678)
       Notes and loans receivable                 357,154            (2,145,197)        (1,648,355)
       Inventory                                   86,346                16,590           (216,257)
       Prepaid expenses and other                (476,542)             (489,131)        (1,019,769)
       Accounts payable                         1,884,227               819,562            289,657
       Accrued expenses and other               1,838,983               304,185            319,057

    Net cash utilized by
     operating activities                      (4,466,920)           (6,331,831)        (2,347,739)

INVESTING ACTIVITIES
  Purchase of property
   and equipment                                 (173,729)             (135,322)          (156,488)
  Acquisition of businesses                          -                 (215,050)        (2,074,219)
  Acquisition of contract rights                     -               (2,164,478)          (639,705)
  Loans to third parties                             -               (3,185,541)          (710,295)
  Repayment of loans to
   third parties                                     -                   445,555               -
  Deposits, net                                   100,000             (1,110,000)           271,875

  Restricted cash and cash
   equivalents                                    (12,790)               375,000            (25,000)
  Organization costs                              (63,064)              (37,563)          (545,743)

  Net cash utilized by
   investing activities                          (149,583)           (6,027,399)        (3,879,575)




                                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   1997                1996                1995
FINANCING ACTIVITIES                               ----                ----                ----
  Net proceeds from issuance
   of capital stock and other
   capital contributions                      $   302,589           $ 1,415,627        $ 5,087,332
  Proceeds from issuance
   of convertible debentures                        -                12,900,000              -
  Fees paid on issuance of
   convertible debentures                           -                  (876,331)             -
  Short term borrowings, net                    3,937,239                33,330          1,342,761
  Payments of long-term debt                        -                  (438,013)          (130,000)
  Stockholders' loan payments                       -                  (443,683)          (197,086)
  Redemption of Preferred Stock                     -                      -                  (200)
  Capital lease obligations, net                 (100,966)              (65,023)           (57,162)
  Security deposits, net                           14,140               (69,351)            16,771

  Net cash provided by
   financing activities                         4,153,002             12,456,556          6,062,416

     INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                      (463,501)                97,326           (164,898)

Cash and cash equivalents,
 beginning of year                                654,197                556,871            721,769

Cash and cash equivalents,
 end of year                                  $   190,696           $    654,197         $  556,871



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The Company paid $1,015,534, $640,881 and $113,297 in cash for interest during 1997, 1996 and 1995, respectively.
Interest paid attributable to discontinued operations totaled $50,102, $79,761 and $64,101 as of December 31, 1997,
1996 and 1995.


                                               The accompanying notes are an integral part of
                                                  these consolidated financial statements.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

            A summary of the Company's significant accounting policies con-sistently applied in the preparation of the accompanying consolidated financial statements is as follows:

               Business
               --------
               Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal markets include the metropolitan areas of Philadelphia, Pennsylvania; Baltimore, Maryland; and, New England. During 1997, the Company discontinued operations in Maryland (See Note 3).

               Principles of consolidation
               ---------------------------
                 The consolidated financial  statements include the accounts  of
               Iatros Health Network, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

               Cash and cash equivalents
               -------------------------
                 The Company considers all  highly liquid debt instruments  pur-
               chased with an original maturity of three months or less to be cash equivalents.

                The  Company maintains cash accounts  which at times may  exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

               Revenue and accounts receivable
               -------------------------------
                  Ancillary services  revenue is reported  at the estimated  net realizable amounts due from residents, third party payors, and others. Management services revenue is reported pursuant to the terms and amounts provided by the associated management service contracts. Development services revenue is generally realized on a fee for service basis recognized upon completion of the service transaction.

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

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Revenue and accounts receivable (Continued)
               -------------------------------
               Certain nursing home and ancillary revenue is recorded based on standard charges applicable to patients. Under Medicare,
               Medicaid and other cost-based reimbursement programs, the provider is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenue.

               Inventory
               ---------
               Inventory is principally comprised of pharmaceutical and medical supplies and is valued at the lower of cost (first-in, first-out method) or market.

               Property and equipment
               ----------------------
               Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets using primarily the straight-line method. Property and equipment under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

               Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterments which extend useful lives are capitalized. When property and equipment is sold or otherwise disposed of, the asset accounts and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in operations.

                  The useful  lives of property  and equipment  for purposes  of computing depreciation and amortization are:




                    Building                            40  Years
                    Leasehold improvements          3 - 10  Years
                    Property and equipment
                     held under capital leases      Life of lease
                    Equipment                            5  Years
                    Furniture and fixtures          3 -  7  Years


               Intangible assets
               -----------------
               The Company evaluates the carrying value of its long-lived assets and identifiable intangibles including contract rights, excess of cost over net assets acquired, leasehold rights and organization costs when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Intangible assets (Continued)
               -----------------
                  Contract rights
                  ---------------
                     Contract rights represent the value assigned to  management contracts obtained by the Company. Management contracts provide for a management fee in exchange for management, marketing and development services provided to the facilities. Contract rights are being amortized over the term of the related contracts.

                    Excess of cost over net assets acquired
                    ---------------------------------------
                     The excess of cost over net assets acquired relates to  the acquisition of the Company's operating subsidiaries. The excess of cost over net assets acquired is being amortized over their lives of 15 to 20 years.

                    Leasehold Rights
                    ----------------
                      Leasehold rights represent costs associated with  securing leasehold interests in connection with operating nursing facilities and are being amortized using the straight-line method over 15 years, the maximum lease term.

                    Organization costs
                    ------------------
                           Organization costs  incurred in  connection with  the
                    acquisition or formation of new business activities for the Company are being amortized using the straight-line method over five years.

               Income taxes
               ------------
               The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 ``Accounting for Income Taxes.'' Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

               Earnings per share
               ------------------
                The Company adopted Statement of Financial Accounting Standard No. 128 ``Earnings per Share ''(``SFAS 128'') in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

                  Basic earnings per  share is based  upon the weighted  average number of common shares outstanding during the period.

                Diluted  earnings per share is  based upon the weighted  average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and warrants.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995

     NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Use of Estimates
               ----------------
                   The preparation of  financial statements  in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

               Reclassifications
               -----------------
                  Certain amounts  have been reclassified  in 1996  and 1995  to conform with the 1997 presentation.


     NOTE 2:  GOING CONCERN

          For the year ended December 31, 1997, the Company reported a net loss of $18,210,342. This is largely attributed to losses associated with discontinued operations of $6,658,226; a write-down of intangible assets of $5,637,703; and substantial general and administrative expenses of $4,376,860 associated with the Company's business history and corporate expenses. Recent operating losses reported by the Company during 1997 and 1996 together with other adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to service its debts. At December 31, 1997, the Company has a negative working capital position of $3,106,337.

          The Company reported revenue from continuing operations for the years ended December 31, 1997 and 1996 of $25,512,540 and $11,261,119,
          respectively, representing an increase of $14,251,421 or 127%. During 1997, the operating expenses incurred for continuing operations, exclusive of general and administrative costs, totaled $21,827,890 yielding an operating margin of $3,684,650 or 14% on related  revenue.
           Notwithstanding  this  increase  in revenue,  the  operating  margins attained by  the  Company are  insufficient  to cover  the  levels  of
          general  and   administrative  costs   as   well  as   other   expense
          requirements.

          During 1997 and to date, the Company has been successful in reducing levels of its corporate overhead and general and administrative costs. Continued cost reductions are required, however, for the Company to achieve positive cash flow from continuing operations. In the alternative, the Company requires a higher revenue base to support the corporate overhead represented by its executive management structure. In addition, the Company requires an infusion of capital in order to satisfy its short-term obligations. The Company has been unsuccessful in its independent efforts to secure financial relief from its existing creditors as well as to raise new sources of capital.

          The Company has been engaged in discussions with third parties having an interest in corporate merger opportunities or otherwise in the purchase of certain of its business holdings. The Company has been particularly focused on growth prospects which would yield added economies and eliminate redundancy of overhead costs through merger or acquisition.

          As further described in Note 27 to the financial statements, the Company has entered into a formal letter of intent with NewCare Health Corporation to complete a statutory merger transaction. Among the benefits to be derived by the Company in consummating such a transaction would be an immediate infusion of working capital needed to revitalize existing operations and provide access to additional capital resources required to meet corporate obligations.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995



     NOTE 2:  GOING CONCERN (Continued)

          In light of the Company's current financial position, its inability to independently meet its short term corporate obligations, its need to further capitalize existing operations and its dependency on continued cost reductions and revenue growth to support continuing operations, its viability to continue as a going concern is uncertain. While the Company intends to expediently pursue and consummate a merger transaction with NewCare Health Corporation, there can be no assurance that this transaction will be completed.


     NOTE 3:  DISCONTINUED OPERATIONS

          The Company's current business strategy is to pursue the direct ownership or lease of long-term care facilities for its own account. Accordingly, during 1997, the Company discontinued operations associated with certain segments of its long-term care business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions of Greenbrier Healthcare Services, Inc. and New Health Management Systems, Inc. In addition, the Company discontinued operations associated with providing respiratory therapy services and relating to the prior business acquisition of King Care Respiratory Services, Inc. See Significant Capital Stock Transactions (Note 4).

          Assets and liabilities of discontinued  operations as of December  31,
          1997 and 1996 are as follows:
                                                   1997                1996
                                                   ----                ----
          Assets
             Current assets
               Cash                          $    12,155          $   479,928
               Accounts receivable                 -                2,163,253
               Inventory                           -                    9,363
               Prepaid expenses and other
                 current assets                   37,031              907,860
               Net current liabilities of
                 discontinued operations         518,904                -
                                              ----------           -----------
                                                 568,090            3,560,404
                                              ----------           ----------

             Property and equipment, net          90,809              465,864
             Deposits                              6,553               17,650
             Intangible assets, net                -                2,691,284
             Loans receivable                      -                  925,698
                                              ----------          -----------
                                                  97,362            4,100,496
                                              ----------          -----------
               Total                          $  665,452          $ 7,660,900
                                              ==========          ===========

     NOTE 3:  DISCONTINUED OPERATIONS (Continued)

                                                   1997                1996
          Liabilities
             Current liabilities
               Current portion of long-
                 term debt                      $    -            $   60,633
               Current portion of capital
                 lease obligations                69,354             102,265
               Accounts payable                  310,835             919,418
               Accrued payroll and related         9,280             405,929
               Accrued expenses and other         28,621             507,506
               Reserve for contingencies         150,000             500,000
               Net current assets of
                 discontinued operations           -               1,064,653
                                               ----------         -----------
                                                 568,090           3,560,404
                                               ---------          -----------
             Long-term debt                        -                 308,330
             Capital lease obligations             6,369              85,908
             Net long-term assets of
               discontinued operations            90,993           3,706,258
                                              ----------          -----------
                                                  97,362           4,100,496
                                              ----------          ----------
                                              $  665,452          $7,660,900
                                              ==========          ==========

Revenue associated with discontinued operations for the years ended December 31, 1997, 1996 and 1995 totaled $3,728,130,
$10,601,633 and $5,610,398 respectively.


     NOTE 4:  SIGNIFICANT CAPITAL STOCK TRANSACTIONS

          During 1997, 1996 and 1995, the Company completed a number of Capital Stock transactions. Significant transactions included the following:

               In December, 1997, the Company issued four million shares of its common stock to NewCare Health Corporation at a price of $.25 per share for an aggregate investment of $1 million.

               In January 1996, the Company completed the sale of $12,900,000 of its 10% Subordinated Convertible Debentures. The Debentures pay interest in quarterly installments at the rate of 10% per annum. The Debentures are convertible into shares of the Company's Common Stock, with the conversion rate determined by a formula based upon the share price of the Company's Common Stock. Costs associated with the issuance of the Debentures totaled $876,331. Through December 31, 1996, $12,300,000 was converted into a total of 3,815,020 shares of Common Stock. During 1997, $600,000 was converted into 679,268 shares of Common Stock.

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



                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 4:  SIGNIFICANT CAPITAL STOCK TRANSACTIONS (Continued)

               In January 1995, the Company, through a newly-created subsidiary, Iatros Respiratory Corporation ("IRC"), merged with King Care Respiratory Services, Inc. ("King Care"), with IRC being the surviving entity. King Care, located in Los Angeles, California, manages and provides respiratory therapy services to skilled long-term care facility patients and managed out-patient respiratory therapy programs for acute care hospitals. All of the outstanding shares of King Care were converted into the right to receive 1,000,000 shares of the Company's Common Stock and the right to receive a deferred payment of up to $480,000, plus simple interest on such payment of nine percent (9%) payable in January 2000. The 1,000,000 shares of Common Stock issued by the Company in connection with this transaction were valued at $1,750,250. In 1996, the intangible assets related to this transaction were reviewed for impairment (See Note 17). In 1997, operations associated with IRC were discontinued.

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

               In August 1995, the Company, through a newly-created subsidiary, Greenbrier Healthcare Services, Inc. ("Greenbrier") merged with Greenbrier Health Care Management, Inc., with Greenbrier being the surviving entity. Greenbrier serves as the manager of several health care facilities located in Maryland. At the effective date of the merger, the outstanding shares of the Common Stock of Greenbrier Health Care Management, Inc. were converted into the right to receive: (i) 170,000 shares of Common Stock of the Company, (ii) $574,219, and (iii) payments of $100,000 within 30 days after the execution of each of five anticipated management contracts. The 170,000 shares issued by the Company in connection with this transaction were valued at $1,020,000. In 1996, the intangible assets related to this transaction were reviewed for impairment (See Note 19). In 1997, operations associated with Greenbrier were discontinued.

               In September 1995, New Health Management Systems, Inc., a Pennsylvania corporation ("New Health") was merged into NHMS Acquisition Corp. ("NHMS"), a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the "Merger"). At the effective date of the merger, the outstanding shares of New Health were converted into the right to receive (i) 316,667 shares of Common Stock of the Company and (ii) $1,900,000, in cash and (iii) short-term notes payable totaling $500,000. The 316,667 shares issued by the Company were valued at $1,900,000. In 1996, the intangible assets related to this transaction were reviewed for impairment (See Note 19). In 1997, operations associated with NHMS were discontinued.

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

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 5:  CASH AND CASH EQUIVALENTS

          As of December 31, 1997, cash and cash equivalents totaled $639,236 of which $448,540 relates to a loan reserve held in escrow in connection with the long-term mortgage loan payable.

          Cash and cash equivalents at December 31, 1996 totaled $654,197 and included a certificate of deposit held by a financial institution in the amount of approximately $520,000. This certificate was redeemed in March 1997 and was utilized to satisfy an outstanding credit obligation totaling $516,000 which was included in notes payable, banks and other, at December 31, 1996.


     NOTE 6: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

          During March 1997, the Company's wholly-owned subsidiary, OHI Corporation, which does business as Oasis Healthcare (``Oasis'') leased two nursing facilities located in Holyoke and Greenfield, Massachusetts having a combined total of 222 beds. The term of each lease is for ten years with a five year renewal period and a combined facilities purchase option for $11.5 million which is exercisable through March 2000. These leases are being accounted for as operating leases. In connection with this transaction, the Company recorded leasehold rights totaling $1,025,000.

          During May 1997, OHI Realty I, LLP, a Massachusetts limited partnership with the Company as general partner and it's wholly-owned Oasis subsidiary as limited partner, acquired two nursing facilities for approximately $8,164,000 located in Taunton and Quincy, Massachusetts, having a combined total of 171 beds. The Company recorded mortgage debt totaling $8,550,000 with respect to this transaction and transfered net assets of approximatley $286,000 to the cost basis of the facilities.

          During 1997, $500,000 of net current liabilities from discontinued operations were converted into a note payable.

          During 1997, accounts payable to a vendor of $215,117 was converted into a note payable.

          During 1997, the Company entered into a short-term loan agreement with a potential merger partner. Proceeds amounted to $211,000. This obligation was converted to equity through an investment agreement whereby the potential merger partner received 844,000 shares of Common Stock and subscribed to purchase an additional 3,156,000 shares for $789,000. Related costs amounting to $50,000 were recorded as a charge to additional paid in capital.


          During 1997, 1996 and 1995 annual dividends on shares of Preferred Stock of $160,000 were recorded but not paid.

          During 1997, 1996 and 1995, the Company acquired property and equipment under capital leases and incurred capital lease obligations in the amounts of $35,388, $281,564 and $230,822, respectively.

          In 1996, the Company incurred a note payable associated with an equipment purchase in the amount of $34,882.

          During 1996, the Company acquired one business, recording excess of cost over net assets acquired of $430,100 in connection with the acquisition. As consideration for the net assets acquired, the Company issued 52,838 shares of Common Stock in the amount of $215,050 to the related parties.

          During 1996, the Company issued 10% Subordinated Convertible Debentures in the amount of $12,900,000. As of December 31, 1996, $12,300,000 of the Debentures were converted into 3,815,020 shares of Common Stock and as of December 31, 1997, the remaining Debentures were converted into 679,268 shares of Common Stock. Accrued interest on the Debentures converted into Common Stock during 1997 and 1996 resulted in an increase to Additional Paid-In Capital in the amounts of $67,452 and $411,209 respectively. Loan costs of $17,079 and $683,466 during 1997 and 1996, respectively, were recorded as a charge to paid in capital.


     NOTE 6: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued)

          During 1995 the Company acquired property and equipment from a related party and incurred a note payable in the amount of $112,850.

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

NOTE 7:  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31:

                                                   1997                1996
                                                   ----                ----
          Nursing home operation services      $ 3,958,735               -
          Ancillary services                     4,720,521          $ 3,707,981
          Management services                    2,300,152              327,911
                                               -----------          -----------
                                                10,979,408            4,035,892
          Allowance for doubtful accounts       (3,382,667)            (310,940)
                                               -----------          -----------
                                               $ 7,596,741          $ 3,724,952
                                               ===========          ===========

NOTE 8: PREPAID EXPENSES AND OTHER CURRENT ASSETS

 Prepaid expenses and other current assets at December 31, 1996 include approximatley
    1,000,000 of project costs advanced in connection with tranactions involving the
    Company's development initiatives in New England. These amounts include legal and professional as well as financial issue costs which are recoverable upon completion of the property aquisition and project financing or development activity for which such costs were advanced. The Company routinely advances project costs associated with its development as it deems necessary to secure business prospects and complete tranactions.
    Additional prepaid expenses and other current assets approximate $232,000.

                          IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                   1997                1996
                                                   ----                ----
     Land                                    $   156,272            $    -
     Buildings and building improvements       7,468,345                 -
     Leasehold improvements                       76,659              60,371
     Property and equipment held
      under capital leases                       447,066             418,019
     Equipment                                 1,586,843             636,808
     Furniture and fixtures                      218,482             172,837
                                             -----------           ----------
                                               9,953,667           1,288,035
     Less:  Accumulated depreciation
            and amortization                    (844,852)           (504,136)
                                             -----------          -----------
                                             $ 9,108,815          $  783,899
                                             ===========          ===========

     Depreciation and amortization expense charged to continuing operations was $345,208, $217,014 and $136,843 in 1997, 1996 and
1995, respectively.  Additionally, depreciation and amortization expense charged to discontinued operations was $84,452,
$545,944 and $66,826 with respect to 1997, 1996 and 1995, respectively.


NOTE 10:  INTANGIBLE ASSETS

Intangible assets consists of the following at December 31:

                                                   1997                1996
                                                   ----                ----
     Excess of costs over net assets acquired  $ 1,588,282         $ 1,588,281
     Contract rights                               715,773           1,333,286
     Leasehold rights                            1,025,000                -
     Organization costs                            176,532             229,648
                                               -----------         -----------
                                                 3,505,587           3,151,215
     Less:  Accumulated amortization              (550,910)           (388,837
                                               -----------        ------------)
                                               $ 2,954,677         $ 2,762,378
                                               ===========         ===========

     Amortization expense for intangible assets charged to continuing operations was $332,138, $473,007 and $381,763 in 1997, 1996 and 1995, respectively.  Additionally, amortization expense charged to discontinued operations was $85,115, $415,639 and
$23,811 in 1997, 1996 and 1995, respectively.


     NOTE 11:  NOTES RECEIVABLE

          At December 31, 1997 and 1996, notes receivable result from development, financial advisory, and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.


     NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.




                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

     NOTE 13:  LOANS RECEIVABLE AND OTHER ASSETS

          At December 31, 1997 and 1996, loans receivable and other assets include $384,000 and $2,244,424, respectively, advanced by the Company pursuant to the terms of operating deficit agreements for the operating needs of properties managed by the Company. During 1997, $2,080,424 of such advances outstanding as of December 31, 1996 were written off as uncollectible. Amounts remaining outstanding as of December 31, 1997 generally accrue interest at market rates and are expected to be recoverable from permanent financing proceeds anticipated from the properties.

          In addition, other assets reported at December 31, 1996 include a purchase deposit of $1,000,000 associated with the planned acquisition of a long-term care nursing facility, and a $100,000 deposit on land associated with the future development of a long-term care or assisted living facility. During 1997, pursuant to the terms of the respective agreements, only $100,000 was recovered by the Company.

     NOTE 14:  INCOME TAXES

          The effective income  tax rate differs each  year from the  statutory
          Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences is as follows:


                                                   1997                1996                1995
                                                   ----                ----                -----
               Federal income tax rate             (34)%               (34)%                34%
               State income taxes, net of
                Federal tax benefit                 -                   (1)                  2
               Tax benefit of prior years'
                net operating losses               (18)                (11)                (75)
               Deferred tax asset
                valuation allowance                 44                  10                  19
               Tax effect of net non-deductible
                expenses                            19                  20                  -
                                                 -------             -------              -------
               Other                                 7                   6                  (2)

                                                   (18)%               (10)%               (22)%
                                                 =======             =======              =======

NOTE 14:  INCOME TAXES (Continued)

     Deferred income taxes arise primarily as a result of differences between the financial and income tax basis of reporting principally for differences in the bases of allowances for doubtful accounts, property and equipment, organization costs, as well as the effects of future benefits to be realized from net operating losses for financial reporting purposes.

     Deferred tax assets at December 31, 1997 and 1996 are comprised of the following:

                                                       1997                 1996
                                                       ----                 ----
          Deferred tax assets
            Tax benefit of net operating loss
             carryforwards                         $ 5,699,000          $ 3,159,000
            Allowance for doubtful accounts          1,009,000              605,000
            Organization costs                          33,000              120,000
            Other                                         -                  15,000
                                                   -----------          ------------

            Total deferred tax assets                6,741,000            3,899,000

            Less:  valuation allowance              (6,741,000)          (1,150,000)
                                                   ------------         ------------

          Net deferred tax assets                         -               2,749,000

          Deferred tax liabilities
            Property and equipment                      50,000               49,000
                                                    -----------         ------------
                Total deferred tax liabilities          50,000               49,000
                                                    -----------         ------------
          Net deferred tax asset(liability)            (50,000)         $ 2,700,000
                                                    ===========          ===========

During 1997, the deferred tax asset valuation allowance increased by $5,591,000, and during 1996, the valuation allowance increased by $1,090,000.

At December 31, 1997, the Company has available net operating loss carryfowards for Federal income tax purposes of approximately $14,876,000, which can be offset against future earnings of the Company.  These net operating losses expire from 2008 through 2012, and are subject to annual limitations.  In addition the Company has available various state net operating loss carryforwards of approximately $16,892,000 at December 31, 1997, which expire from 1999 to 2012.


     The provision for (benefit of) income taxes include:

                                                   1997                1996                1995
                                                   ----                ----                ----
          Current:
            State                           $    50,000                                $ 200,000
            Deferred:
            Federal                         $ 2,350,000           (1,030,000)          $(820,000)
            State                               400,000             (150,000)            (50,000)
                                            -----------          ------------          ----------
                                            $ 2,800,000          $(1,180,000)          $(670,000)
                                            ===========          ============          ==========

                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1997, 1996 AND 1995


NOTE 15:  NOTES PAYABLE, BANKS AND OTHER

                                                           1997                1996
                                                           ----                ----
     Note payable to a bank, due on demand,
     line of credit of $1.5 million, bearing
     interest at prime plus 1%, secured by accounts
     receivable and property and equipment              $1,481,500          $  792,663

     Note payable to a third party, due on demand,
     bears interest at prime rate plus 2.25% (10.75%
     at December 31, 1997), serving as working
     capital; secured by certain ancillary subsidiaries'
     accounts receivable                                 1,603,505              -

     Note payable to a third party, due on demand
     bears interest at approximately 12%; serving as
     working capital; secured by certain nursing home
     subsidiaries' accounts receivable                     828,670              -

     Note payable to a third party, due on demand,
     payable in monthly installments of $1,139,
     including interest at the banks' prime rate
     plus 1.5%,(9.75% at December 31, 1996), secured
     by equipment                                           20,760              30,684

     Notes payable to third parties, due on
     demand, unsecured and accruing interest at
     approximately 12% to 13.5%                          1,703,827              -

     Note payable to a Stockholder, due on demand,
     non-interest bearing, unsecured, paid in 1997            -                162,560

                                                        ----------          -----------
                                                        $5,638,262           $ 985,907
                                                        ==========           =========


     The weighted average rate of interest charged to the Company during 1997 and 1996 was approximately 10.5% and 9%, respectively.




     NOTE 16:  ACCRUED EXPENESES AND OTHER CURRENT LIABITIES

           Accrued expenseds and other current liabilities reported at December 31, 1997 include: accrued expenses of approximately $1,756,000 associated with nursing home operations;
           approximately $335,000 in accrued salaries and related expenses, and; approximately $368,000 in other current liabilities.

           Accrued expenses and other current liabilities reported at December 31, 1996 include: accrued legal and professional fees of approximately $275,000; approximately $305,000 in accrued salaries and related expenses, and; approximately $187,000 in other current liabilities.

     NOTE 17:  LONG-TERM DEBT

          Long-term debt consists of:

               Mortgage loan payable to a financing institution
               with interest having a ten year term; interest only
               payable through June 1999, amortizing over a 25 year
               period, bearing interest at 10.5%; with a balloon
               payment of $7,360,420 due in June 2007; secured
               by property, plant and equipment associated with two
               nursing home  facilities                                        $8,300,000

          Long-term debt consists of:

               Subordinated mortgage loan payable to a third
               party due in June 2000; interest only payable
               at 9%; secured by property, plant and equipment
               associated with two nursing home facilities                      $  250,000
                                                                                ----------

                                                                            $8,550,000
                                                                            ==========

     The Company is not in full compliance with certain financial covenants of the mortgage loan payable to a financing institution. Annual maturities of long-term debt in the next five years are as follows:


               Year Ending December 31,                         Amount

                    1998                                   $     -
                    1999                                        35,215
                    2000                                       326,201
                    2001                                        84,598
                    2002                                        93,921


     NOTE 18: LEASES

           The Company leases its executive offices, operating facilities and certain equipment accounted for as operating leases. Rent expense under these leases charged to continuing operations was $461,398, $367,900, and $198,536 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, rent expense under these leases charged to discontinued operations was $182,716, $455,615 and $364,766 for the years ended December 31, 1997, 1996 and 1995, respectively.

          The following represents future minimum rental payments required under operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 1997:


          Year Ending December 31,                Amount
          -------------------------               -------
                1998                           $ 1,464,959
                1999                             1,396,580
                2000                             1,310,754
                2001                             1,214,580
                2002                             1,214,580
                Thereafter                      13,562,810
                                                -----------
                                               $20,164,263
                                               ============

                                   IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       DECEMBER 31, 1997, 1996 AND 1995

NOTE 18:  LEASES (Continued)

     The Company also leases property and equipment under capital leases.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.  The assets are amortized over the lesser of their related lease terms or their estimated useful lives.  Amortization under capital leases charged to continuing operations was $77,768, $57,437 and $32,797 in 1997, 1996 and 1995, respectively.  Amortization to discontinued operations for the years ended December 31, 1997, 1996 and 1995 was $29,934, $21,251 and $15,989,
respectively.

     The following is a summary of property held under capital leases as of December 31, 1997 and 1996:

                                                   1997                1996
                                                   ----                ----

          Equipment                             $ 447,066           $ 418,019
          Less:  Accumulated amortization         169,228             121,394
                                                ---------           -----------
                                                $ 277,838           $ 296,625
                                                =========           =========

     Minimum future lease payments under capital leases for continuing operations for the three years subsequent to December 31,
1997 are as follows:


     Year Ending December 31,           Amount
    -------------------------          --------

           1998                        $167,359
           1999                          65,027
           2000                           8,864
                                       ---------

     Total minimum lease payments       241,250
     Less:  Imputed interest             27,562
                                       --------
     Present value of net minimum lease
      payments                          213,688
     Less:  Current portion             146,210
                                      ---------
                                       $ 67,478
                                      =========
Interest rates on capitalized leases range from 9% to 15% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.



     NOTE 19:  IMPAIRMENT OF INTANGIBLE ASSETS

          In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, ``Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of''( ``SFAS No.121") In accordance with SFAS No. 121, the Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired.

          In 1997, the Company determined that its recorded intangible assets had been impaired due to the termination of certain service relationships, the bankruptcy of a nursing facility in Olathe, Kansas in which the Company had invested, and the forfeiture of a $1,000,000 security deposit relating to a nursing facility in New Jersey. Additionally, the Company executed a separation agreement regarding its unprofitable nursing home management subsidiary in Philadelphia and discontinued operations of its respiratory therapy operations in California. Of the total impairment loss of $5,637,703 included in the results of operations for 1997, $3,580,000 relates to uncollectible accounts and notes receivable, $1,616,000 to forfeited property acquisitions deposits and costs, $225,000 to contract rights, and $216,703 to other intangible assets.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 19:  IMPAIRMENT OF INTANGIBLE ASSETS (Continued)

        In 1996, the Company determined that the value of its recorded intangible assets had been impaired, based upon historical operating deficits with respect to the related subsidiaries and the uncertainty that the Company will be able to generate sufficient future cash flows to recover the recorded amounts of the intangible assets. The total impairment loss from continuing operations of $2,228,923 which is included in the results of operations for 1996, was determined by evaluating the net realizable value of the intangable assets as of December 31, 1996 based upon projected results of future operations. Impairment loss from continuing operations related to organization costs of $1,266,439 and contract rights of $962,484. Net impairment loss associated with discontinued operations totaled $4,469,051 and related to excess of cost over net assests acquired.

     NOTE 20:  RELATED PARTY TRANSACTIONS

          During 1995, the Company had a consulting agreement with a third party corporation whose principal officer serves on the Company's Board of Directors. In addition, in January 1995, this officer assumed the position of President and Chief Executive Officer of the Company. Fees paid during 1995 for financial advisory and development services totaled approximately $112,000. In addition, for services rendered during 1995, this officer was granted Common Stock purchase warrants of the Company as incentive compensation pursuant to this consulting agreement. This consulting agreement was terminated effective December 31, 1995. During 1997, this officer formally resigned.

          During October 1995, the Company reached a settlement with the principals of prior management involving numerous obligations that existed between the parties. The settlement agreement resulted in payments by the Company to a former principal totaling approximately $533,000. Of this amount, $300,000 represents a prepayment of a consulting agreement with one of prior management's principals which terminated in June 1997.

NOTE 21:  EARNINGS (LOSS) PER SHARE

Earnings per share is calculated as follows for the years ended December 31, 1997, 1996 and 1995 as follows:

                                                   1997                1996                1995
                                                   ----                ----                ----
          Basic Earnings per Share:
          -------------------------
            Income (loss) from continuing
              operations                       $(11,552,116)        $ (3,880,680)         $3,385,439
            Less preferred stock dividends         (550,000)            (390,000)           (230,000)
                                               -------------        -------------         -----------
                                                (12,102,116)          (4,270,680)          3,155,439
            Income (loss) from discontinued
              operations                         (6,658,226)          (6,433,881)            269,748
                                               -------------        -------------         -----------
                                               $(18,760,342)        $(10,704,561)         $3,425,187
                                               =============         =============        ============


            Weighted average common shares
              outstanding                        16,666,375           13,946,359           9,002,561
                                               =============        =============         ============


            Basic earnings (loss) per share:
              Continuing operations             $     (0.70)         $     (0.33)         $     0.35
              Discontinued operations                 (0.43)               (0.44)               0.03
                                                ------------         ------------         -----------
                                                $     (1.13)         $     (0.77)         $     0.38
                                                ============         ============         ===========

NOTE 21:  EARNINGS (LOSS) PER SHARE (Continued)

                                                   1997                1996                1995
          Diluted Earnings per Share:              ----                ----                ----
          ---------------------------
            Income from continuing
              operations after reduction for
              preferred stock dividends                                                $3,113,439
            Add preferred stock dividends                                                 230,000
                                                                                       -----------
                                                                                        3,343,439
            Income from discontinued
              operations                                                                  311,749
                                                                                       -----------
                                                                                       $3,655,188
                                                                                      ===========

            Weighted average common shares
              outstanding                                                               9,002,561
            Shares from assumed conversions                                             3,757,408
                                                                                       ----------
                                                                                       12,759,969
                                                                                       ===========

            Diluted earnings per share:
              Continuing operations                                                    $     0.26
              Discontinued operations                                                        0.03
                                                                                       -----------
                                                                                       $     0.29

          Diluted loss per share for the years ended December 31, 1997 and 1996 have not been computed because they are antidilutive.

          During 1997, all of the Company's 10% Subordinated Convertible Debentures outstanding as of December 31, 1996 were converted. Additionally, a total of 209,190 common shares were also issued during 1997 in connection with the exercise of certain outstanding warrants, and, in December 1997, the Company issued four million shares of its Common Stock to NewCare Health Corporation at a price of $0.25 per share for an aggregate investment of $1 million. Had all such conversions and issuances occurred on January 1, 1997, the reported basic loss per share would have been antidilutive.

          During 1995, the Company issued Common Stock in connection with the exercise of its Redeemable Common Stock Purchase Warrants and the conversion of convertible debt during the year. Had all exercises and conversions occurred on January 1, 1995, the reported basic earnings per share would have decreased $0.06 to $0.32.


     NOTE 22:  COMMITMENTS

          The Company has entered into several executive employment agreements with executive officers, providing for terms ranging between three and five years. Aggregate annual compensation provided by these agreements totals $1,165,812. In addition, certain of these agreements provide options and warrants for the executives to purchase an aggregate of 1,480,000 shares of the Company's Common Stock at prices ranging from $.375 to $1.50 per share.

          Upon the resignation of an officer and director, the Company entered into a consulting agreement with him having a term expiring as of June 1, 1999, and providing for payment of consulting fees of $16,200 per month. To date, no payments have been made pursuant to this agreement. The Company believes that it has an offset against the consulting fees due under this agreement in an amount that has not yet been determined.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995

     NOTE 22:  COMMITMENTS (continued)

          The Company was involved in a number of project financings wherein the Company was contracted to provide development, marketing and management services. In connection therewith, the Company committed to loan working capital as may be required in the form of operating deficit agreements. Aggregate amounts committed to date by the Company relating to project financings total $859,000 of which approximately $334,000 has been advanced by the Company and approximately $525,000 remains outstanding at December 31, 1997.

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

          The Company guarantees aggregate debt service payments relating to approximately $35,000,000 of long-term debt and working capital financing associated with long-term care facilities for which it provides management services on a long-term basis. The Company may be unable to independently satisfy debt service payments, if required.

          During August 1997, the Company's wholly-owned Oasis subsidiary entered into management contracts with respect to a 90 bed skilled nursing and retirement center located in North Falmouth, Massachusetts known as ``Royal Megansett'' (``the Royal Megansett Agreement''). At the time of this transaction, Royal Megansett was leased by a partnership controlled by an officer of Oasis (the``Royal Megansett officer") pursuant to a ten-year lease (the``Royal Megansett lease'). Because the parties contemplated that such lease would be assigned to, and assumed by, Oasis immediately after it obtained approval by the Massachusetts Department of Public Health, the Company guaranteed the Royal Megansett lease. In November, 1997, the Royal Megansett Officer resigned as an officer of Oasis and the Royal Megansett Management Agreement was terminated. The Company and the Royal Magansett officer are in a dispute over such actions, but no litigation has commenced.

     NOTE 23:  CONTINGENCIES

          The Company is a defendant in two lawsuits relating to the termination of former executive officers for cause under the terms of, in one case, the executive's employment agreement and, in the second, the executive's employment and merger agreement. The two former executives are independently claiming to be paid additional compensation, and in  the case  of one,  damages for  alleged misrepresentations  in connection with the related merger agreement. The Company is vigorously prosecuting counterclaims with respect to this latter case and otherwise is vigorously defending both of these cases. Management believes that the Company has valid defenses against all allegations made by the Plaintiffs in these actions, as well as valid counterclaims in its prosecution actions. Further, Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

          The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that is has sufficiently reserved for these claims in its financial statements at December 31, 1997. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position, results of operations or cash flows.

          In addition to the foregoing, the Company and its subsidiaries have outstanding a number of other routine actions, as well as a number of threatened actions, involving their respective creditors, vendors, customers, former employees and/or other third parties. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management does believe that the outcome of these matters will not have a material, adverse affect on the Company's financial position, results of operations or cash flows.

                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


     NOTE 24:  PREFERRED STOCK

          On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock include voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to Common Stock at the conversion price of $3.75 per share. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus unpaid dividends, which amounts to $2,550,000 at December 31, 1997. The Company had the option, prior to July 1, 1996, to pay the preferred stock dividends by issuance of Common Stock in lieu of cash. The Company did not exercise their option. At December 31, 1997, dividends in arrears on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $550,000.

          During 1995, 200,000 shares of the Company's Series B Preferred Stock were redeemed. The Series B Preferred Stock is nonvoting and pays no dividends.


     NOTE 25:  STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

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

          Transactions involving the Plan are summarized as follows:

               Options Shares
               ---------------
                                        Weighted             Weighted             Weighted
                                      Average Price       Average Price     Average Price
                              1997         Per Share       1996        Per Share       1995        Per Share
                              ----         ---------       ----        ---------       ----        ---------

   Outstanding January 1     500,000       $ .90         688,153        $2.21         688,153        $2.21
   Granted                     -             -            50,000         1.00           -              -
   Exercised                   -             -              -             -             -              -
   Canceled                 (100,000)       1.00         (25,000)        1.50           -              -
   Expired                     -             -          (213,153)        5.10           -              -
                            ---------                   ---------                    ---------

   Outstanding December 31   400,000       $ .87         500,000        $ .90         688,153        $2.21
                            ========                    =========                    ========
   Exercisable December 31   400,000       $ .87         500,000        $ .90         490,000        $1.10
                            ========                    =========                    ========

     The options outstanding on December 31, 1997 expire during 1998.



          Common Stock Purchase Warrants
          ------------------------------
          In addition to options granted under its Stock Option Plan, the Company has issued Common Stock Purchase Warrants to the public and underwriter in connection with its initial public offering and to officers, directors and employees as compensation for past and future services, all of which are outside of the Stock Option Plan.


          Redeemable Common Stock Purchase Warrants
          -----------------------------------------
          The Company, in connection with its initial public offering in 1992, issued Redeemable Common Stock Purchase Warrants for 1,145,000 shares of the Company's Common Stock, with an exercise price of $4.00 and an expiration date of April 21, 1996.
                                                 F-30


NOTE 25:  STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (Continued)

Warrants                                                  1996             1995
---------                                                 ----             -----
          Outstanding January 1                         184,150          1,145,000
          Exercised                                     (52,301)          (960,850)
          Canceled                                     (131,849)              -
                                                       ---------         -----------
          Outstanding December 31                          -               184,150

                                                       ==========        ===========
Underwriter's Unit Purchase Warrants

The Company sold to the Underwriter, for a price of $.0001 per Warrant, an amount of warrants (the "Underwriter's Unit
Purchase Warrants") equal to 10% of the aggregate number of Units (90,000) in connection with the Company's initial public offering.

               Underwriter's                                      Common Stock
                  Unit                                           Purchase
                Purchase                                         Warrants
                Warrants         Effective    Exercise     Exercise    Expiration
                 Issued           Date       Price/Unit   Price/Share     Date
               ---------         ---------   -----------   ----------- ----------

                 90,000           4/26/92      $8.70         $5.80      4/20/97

During 1997, 37,190 warrants were exercised at $.75 per share.

Non-Redeemable Common Stock Purchase Warrants
---------------------------------------------
During 1994, the Company privately issued Non-Redeemable Common Stock Purchase Warrants for 1,600,000 shares of the
Company's Common Stock.

               Warrants          Effective      Exercise          Expiration
                Issued             Date          Price                Date
              -----------        ----------     ---------         ------------
                 800,000         7/25/94          $ .75              7/25/99
                 500,000         7/25/94          $1.50              7/25/04
                 200,000         7/25/94          $1.00              7/25/99
                 100,000         7/25/94          $3.50              7/25/99
               ----------
               1,600,000
               =========

During 1997, 37,190 warrents were exercised at $0.75 per share.



Private Warrants
----------------
Transactions involving private warrants are summarized as follows:


Warrants
--------                                 Weighted             Weighted             Weighted
                                      Average Price       Average Price     Average Price
                                1997         Per Share       1996        Per Share       1995         Per Share
                                ----         ---------       ----       ----------       ----         ---------
   Outstanding January 1      2,434,846       $4.88       2,175,375       $5.11        809,086          $7.98
   Granted                    2,250,000         .72         730,000        3.17      1,366,289           3.41
   Exercised                    172,000        (.38)       (370,529)       3.29          -                -
   Expired                     (801,586)       2.47           -             -            -
   Canceled                  (1,116,736)       4.33        (100,000)        -            -                -
                             -----------                   ----------                ----------
   Outstanding December 31    3,396,110       $1.77       2,434,846       $4.88      2,175,375          $5.11
                             ==========                  ===========                ===========
   Exercisable December 31    2,988,450       $1.77       2,370,178       $4.88      2,175,375          $5.11
                             ==========                  ===========                ===========

     NOTE 25:  STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (Continued)

          The warrants outstanding on December 31, 1997 expire from 1998 through 2007.

          Under Statement of Financial Accounting Standards  ("SFAS") No. 123,
          "Accounting for Stock-Based Compensation," the Company is  permitted to continue accounting for the issuance of stock options and  warrants in accordance with Accounting  Principles Board (``APB'') Opinion No.
          25, which does  not require  recognition of  compensation expense  for option and warrant grants unless the  exercise price is less than  the
          market price on  the date  of grant.   As  a result,  the Company  has
          recognized compensation cost for stock options and warrants for  1997,
          1996 and 1995 of $183,000, $48,000 and $75,000, respectively.  If  the
          Company had  recognized compensation  cost for  the ``fair value'' of option grants under  the provisions  of SFAS  No. 123,  the pro  forma financial results for 1997, 1996 and 1995 would have differed from the actual results as follows:

                                           1997               1996                  1995
                                           ----               ----                  ----
          Net income (loss)
            As reported                (18,210,342)       $(10,314,561)           $3,655,188
            Proforma                  $(19,434,176)       $(10,711,154)           $1,184,643

          Basic earnings (loss) per share
            As reported                     $(1.13)              $(.77)                 $.38
            Proforma                        $(1.17)              $(.77)                 $.13

          The per share weighted average fair value of the stock options and warrants granted during 1997, 1996 and 1995 was $1.25, $3.30 and $7.20, respectively. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of approximately 6% for all three years; expected volatility factors of 163.6%, 116.2% and 96.9% and expected lives of 1-10 years, 3-10 years and 1-10 years and no expected dividends rate for all three years.

          Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options and warrants is three to ten years; therefore, the pro forma net income (loss) and basic earnings (loss) per share do not reflect the total compensation cost
          for  options  and   warrants  granted  in   the  respective  years.
          Furthermore, the pro forma results only include the effect of options granted in 1997, 1996 and 1995; options and warrants granted prior to 1995 were not considered.


     NOTE 26:  RETIREMENT SAVINGS PLAN

          The Company has a savings plan available to substantially all employees, under Section 401(k) of the Internal Revenue Code. The Company's contributions to this plan are discretionary. Employee contributions are generally limited to 10% of their compensation subject to Internal Revenue Code limitations. The Company made no contributions to this plan during the three year period ended December 31, 1997.

     NOTE 27:  SUBSEQUENT EVENT

          In April 1998, the Company entered into a formal letter of intent agreement whereby NewCare Health Corporation ("NWCA") would, by means of a statutory merger, acquire all of the issued and outstanding shares of all classes and series of the Capital Stock of the Company.
           NWCA would acquire all of the Company's Capital Stock other than the Series A Preferred Stock for aggregate consideration of $7,000,000 worth of shares of NWCA Common Stock, valued in accordance with a predetermined valuation method. At NWCA's option, up to $3,500,000 of the consideration may be paid in cash, rather than NWCA stock. NWCA would acquire the Series A Preferred Stock for aggregate consideration of (a) $500,000 in cash, (b) $500,000 worth of shares of NWCA Common Stock and (c) 250,000 five-year warrants to purchase NWCA Common Stock at a strike price of $1 per share above the NWCA market price. As part of the agreement, NWCA has committed to enter into an " at risk'' management arrangement for the Company's continuing business operations. The management arrangement would commence on the date that the parties execute a definitive merger agreement. The merger transaction remains subject to due diligence, board approvals, receipt of fairness opinions, regulatory approvals and stockholder vote.

          During January 1998, the Company entered into a note purchase and loanagreement whereby the Company purchased a note instrument in the principal amount $1,475,000 from a third party lender with whom the Company has extensive business relationships. The note purchase financing was provided by such lender with collateral and security relating to nursing facilities in New England financed by the lender and in which the Company has interest. The loan agreement associated with the purchase financing has a maturity date of Apri 1, 2007; requires monthly payments of principal and interest payable at 10.5% per annum and amortizes over a period of twenty-five years. The note instrument acquired by the Company is secured by a subordinated mortgage position held on a nursing facility that was previously managed by the Company. The prior management of this facility was provided by one of the Companys subsidiaries whose operations were discontinued during 1997. The note instrument acquired by the Company is currently non-performing.

                       REPORT OF INDEPENDENT CERTIFIED PUBLIC
                     ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

     The Board of Directors
     Iatros Health Network, Inc. and Subsidiaries
     Atlanta, Georgia


          We have audited the consolidated financial statements of Iatros Health Network, Inc. and Subsidiaries, referred to in our report, dated April 23, 1998, which includes an explanatory paragraph concerning the Company's ability to continue as a going concern. In connection with our audit of these consolidated financial statements, we also have audited the accompanying relatedd financial statement schedule for 1997, 1996 and 1995.
      In our opinion, such financial statement schedule for 1997, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               Asher & Company, Ltd.


     Philadelphia, Pennsylvania
     April 23, 1998

                                                 IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                              Balance at          Charged to                               Balance
                                              Beginning           Operating            Deductions          at End of
                                               of Year            Expenses (1)            (2)               Year(3)
                                             -----------          -----------          ----------          ---------
Year Ended December 31, 1997
----------------------------
Allowance for doubtful accounts
 (deducted from accounts receivable)          $1,774,300          $3,036,900           $1,428,500          $3,382,700
                                              ==========          ==========           ==========          ==========

Year Ended December 31, 1996
----------------------------
Allowance for doubtful accounts
 (deducted from accounts receivable)          $  143,400          $2,036,003           $  405,103          $1,774,300
                                              ==========          ==========           ==========          ==========

Year Ended December 31, 1995
----------------------------
Allowance for doubtful accounts
 (deducted from accounts receivable)          $  319,183          $   79,217           $  255,000          $  143,400
                                              ==========          ==========           ==========          ===========

(1) Amounts charged to continuing operations were $3,036,900, $ 572,643 and $158,731 for 1997, 1996 and 1995 respectively.
The amounts charged to discontinued operations were $0, $1,463,360 and $50,000 for 1997, 1996 and 1995.

(2) Amounts deemed to be uncollectible.

(3)  Included in the allowance for doubtful accounts at December 31, 1996 and 1995 is a balance related to discontinued operations in the amount of $1,428,567 and $50,000, respectively.


                                        SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-K, and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 1998.

     IATROS HEALTH NETWORK, INC.


     By:/s/Reginald D. Strickland
          Reginald D. Strickland
          President and Chief Executive Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                          DATE

     /s/ Reginald D. Strickland    Chief Executive Officer
     Reginald D. Strickland        and Director                  4/27/98

     /s/ Joseph L. Rzepka          Chief Financial Officer
          4/27/98
     Joseph L. Rzepka

     /s/ Joseph C. McCarron, Jr.   Executive Vice President
     Joseph C. McCarron, Jr.       and Director                  4/27/98

     /s/ Robert A. Kasirer         Director                      4/27/98
     Robert A. Kasirer

     /s/ John D. Higgins           Director                      4/27/98
     John D. Higgins

     /s/ James H. Sanregret        Director
     James H. Sanregret                                          4/27/98

     /s/ Frank Camma               Director
     Frank Camma                                                 4/27/98