Form 10-Q
period 1998-03-31
IATROS HEALTH NETWORK INC
filed 1998-05-22
CIK 866970

CONFORMED COPY



                                      FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



               [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE
                    SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended March 31, 1998

                                         OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Transition Period From __________ To __________




                             IATROS HEALTH NETWORK, INC.
               (Exact name of registrant as specified in its charter)



        Delaware                  0-20345                     23-2596710
        --------                  -------                     ----------
  (State of Incorporation)      (Commission File No.)      (IRS Employer
                                                            Identification No.)



                            10 Piedmont Center, Suite 400
                               Atlanta, Georgia, 30305
                    ---------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                   Registrant's telephone number:  (404) 266-3643


          Indicate by (X) whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                              Yes       No X
                                 ---      ---
          As of May 13, 1998, there were 20,869,958 shares of Common Stock issued or to be issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.




PART I - FINANCIAL INFORMATION
------------------------------

ITEM I: FINANCIAL STATEMENTS
----------------------------

           Iatros Health Network, Inc. and Subsidiaries
                    Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997

                              ASSETS

                                                (UNAUDITED)
                                                MARCH 31,         DECEMBER 31,
                                                1998                 1997
                                                ------------        -------------
 CURRENT ASSETS
 Cash and cash equivalents                      $   340,217           $   190,696
 Accounts receivable, net                         7,887,449             7,596,741
 Subscription receivable                             ---                  789,000
 Inventory                                          285,981               357,409
 Prepaid expenses and other current assets          735,780               712,343
                                                -----------           -----------
      Total current assets                        9,249,427             9,646,189

 PROPERTY AND EQUIPMENT, net                      9,127,766             9,108,815

 OTHER ASSETS

 Cash and cash equivalents, restricted              453,540               448,540
 Intangible assets, net                           4,225,265             2,954,677
 Notes receivable                                 2,573,904             2,573,904
 Loans receivable and other assets                  420,713               414,160
 Net long-term assets of
 discontinued operations                             90,993                90,993
                                                -----------           -----------

      Total Assets                              $26,141,608           $25,237,278
                                                ===========           ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Notes payable, banks and other                 $ 5,054,816           $ 5,638,262
 Accounts payable                                 3,863,006             3,439,953
 Accrued expenses and
 other current liabilities                        2,074,637             2,459,197
 Preferred stock dividends payable                  590,000               550,000
 Net current liabilities of
 discontinued operations                            518,904               518,904
                                                -----------           -----------
      Total current liabilities                  12,101,363            12,752,526

 LONG-TERM DEBT                                  10,460,781             8,550,000

 CAPITAL LEASE OBLIGATIONS                           48,131                67,478

 COMMITMENTS AND CONTINGENCIES                       ---                      ---

 STOCKHOLDERS' EQUITY

 Preferred Stock, $.001 par value, 5,000,000 shares
   authorized
   Series A, 533,333 shares issued and outstanding      533                  533
   Series B, 100,000 shares issued and outstanding      100                  100
 Common Stock, $.001 par value, 25,000,000 shares
   authorized; 20,869,958 shares issued or to
   be issued and outstanding
   in 1998 and 1997, respectively                    20,870               20,870
 Additional Paid-in Capital                      36,060,353           36,059,867
 Accumulated deficit                            (32,550,523)         (32,214,096)
                                                -----------           ----------
                                                  3,531,333            3,867,274

      Total Liabilities and
 Stockholders' Equity                           $26,141,608          $25,237,278
                                               ============         ============



      The accompanying notes are an integral part of the consolidated financial statements






           IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                       March 31,        March 31,
                                       1998             1997
                                       ----------       ---------
 Revenue
   Nursing Home Operations             $4,599,197            --
   Ancillary Services                   3,284,456       $2,469,490
   Management Services                    314,428          962,646
   Development Services                    --              100,000
                                       ----------       ----------
                                        8,198,081        3,532,136
 Operating expenses
   Nursing Home Operations              3,908,463            --
   Ancillary Services                   2,875,853        2,594,461
   Management Services                    246,370          509,123
   General and administrative             731,698          893,585
                                       ----------       ----------
                                        7,762,384        3,997,169
 Income (loss) from operations before
   other income (expense)                435,697          (465,033)

 Other income (expense)
   Interest income                        13,802            42,207
   Interest expense                      (366,444)         (33,413)
   Property Lease Expense                (262,500)           --
   Depreciation and amortization         (153,495)        (137,111)
   Other income (expense)                  36,513          (57,675)
                                        ---------       ----------
                                         (732,124)        (185,992)
 Loss from operations
   before discontinued operations        (296,427)        (651,025)


 Discontinued Operations
   Loss from Operations                   ---             (330,412)


 Net Loss                               $(296,427)       $(981,437)
                                        ==========       ==========
 Basic Loss per share:
   Continuing Operations                   ($0.01)          ($0.04)
   Discontinued Operations                   ---            ($0.02)
                                         ---------       ----------
        Net Loss per Share                 ($0.01)          ($0.06)
                                         =========       ==========
   Weighted average number of
   shares of common stock
   and equivalents outstanding         20,869,958        6,141,208



      The accompanying notes are an integral part of the consolidated financial statements





           IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                MARCH 31,           MARCH 31,
                                                1998                1997
                                                (UNAUDITED)         (UNAUDITED)

 OPERATING ACTIVITIES

 Net Loss                                        $(296,427)         $(515,284)
 Adjustments to reconcile net loss to
  net cash utilized by operating activities:
    Depreciation and amortization                  153,495            136,442
    Provision for doubtful accounts                 27,385              9,870

    Changes in (net of disposals):
      Accounts and subscriptions receivable       (290,708)          (140,538)
      Notes and loans receivable                    (6,553)             9,667
      Inventory                                     71,428             47,043
      Prepaid expenses and other current assets    (28,437)           163,913
      Accounts payable                             423,053           (238,422)
      Accrued expenses and other current
       liabilities                              (1,172,327)           (51,984)
                                                -----------         ----------
 Net cash utilized by operating activities      (1,119,091)          (579,293)
                                                -----------        -----------

 INVESTING ACTIVITIES

 Purchase of property and equipment               (111,823)           (74,794)
 Change in intangible and other                    204,412              ---
 Deposits, net                                      ---                96,391
 Organization costs                                 ---                (2,268)
                                                ----------          ----------
 Net cash provided by investing activities          92,589             19,329
                                                ----------          ----------

 FINANCING ACTIVITIES

 Net proceeds from issuance of capital
  stock and other capital contributions            789,000            108,906
 Increase in long-term debt                        435,781            (37,029)
 Long-term debt payments                           (29,411)           (36,032)
 Payments of capital lease obligations             (19,347)            14,436
                                                 ----------         ----------
 Net cash provided by financing activities       1,176,023             50,281
                                                 ----------         ----------

   INCREASE (DECREASE) IN CASH                     149,521           (509,683)

 Cash and cash equivalents, beginning of period    190,696            630,742
                                                 ---------          ----------
 Cash and cash equivalents, end of period          340,217            121,059
                                                 =========          ==========


      The accompanying notes are an integral part of the consolidated financial statements





                    IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------------

 A summary  of  the  Company's  significant  accounting  policies  consistently
 applied  in  the  preparation  of  the  accompanying  consolidated   financial
 statements is as follows:


      Business
      --------

      Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal markets include the metropolitan areas of Philadelphia, Pennsylvania and New England.


      Principles of consolidation
      ---------------------------

      The consolidated financial statements include the accounts of Iatros Health Network, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.


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



          Intangible assets
          -----------------

          The Company evaluates the carrying value of its long-lived assets and identifiable intangibles including contract rights, leasehold rights, excess of cost over net assets acquired and organization costs when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retention periods, cash flow projections and other factors the Company believes are relevant.


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


          Excess of cost over net assets acquired
          ---------------------------------------

          The excess of cost over net assets acquired relates  to
          the acquisition of the Company's operating subsidiaries
          and is  being amortized  over the  lives  of 15  to  20
          years.


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


          Income taxes
          ------------

          The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 " Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.


          Earnings per share
          ------------------

          The Company adopted Statement of Financial Standard No. 128 Earnings per Share ``("SFAS 128") in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

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


NOTE 2: - GOING CONCERN
          -------------

          During 1997 and 1998, the Company has been successful in reducing levels of its corporate overhead and general and administrative costs. Continued cost reductions are required, however, for the Company to achieve positive cash flow from continuing operations. In the alternative, the Company requires a higher revenue base to support the corporate overhead represented by its executive management structure. In addition, the Company requires an infusion of capital in order to satisfy its short-term obligations. The company has to date been unsuccessful in its efforts to secure relief from its existing creditors as well as to raise new sources of capital.

          The Company has entered into a formal letter of intent with NewCare Health Corporation (NASDAQ: NWCA) to complete a statutory merger transaction. Among the benefits to be derived by the Company in consummating such a transaction would be an immediate infusion or working capital needed to revitalize existing operations and provide access to additional capital resources required to meet corporate obligations.

          In light of the Company's current financial position, its inability to independently meet its short term corporate obligations, its need to further capitalize existing operations and its dependency on continued cost reductions and revenue growth to support continuing operations, its viability to continue as a going concern is uncertain. While the Company intends to pursue and consummate a merger with NewCare Health Corporation, there can be no assurance that this transaction will be completed.


NOTE 3: - DISCONTINUED OPERATIONS
          -----------------------

          The Company's current business strategy is to pursue the direct ownership or lease of long-term care facilities for its own account. Accordingly, during 1997, the Company discontinued operations associated with certain segments of its long-term care business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions of Greenbrier Healthcare Services, Inc.("Greenbrier"), and New Health Management Systems, Inc.("New Health"). In addition, the Company discontinued operations associated with providing respiratory therapy services and relating to the prior business acquisition of King Care Respiratory Services, Inc.("King Care").

          Assets and Liabilities of discontinued operations as of March 31, 1998 and December 31, 1997 are as follows:

        Assets
        ------

        Current Assets
            Cash                                          $12,155
            Prepaid expense and other current assets       37,031

            Net current liabilities of discontinued
            operations                                    518,904
                                                          568,090

            Property and Equipment, net                    90,809
            Deposits                                        6,553
                                                           97,362
                                                         --------
            Total                                       $ 665,452
                                                        =========


            Revenue associated with discontinued operations for the quarter ended March 31, 1997 totaled $1,809,208. Of this amount, $944,613 related to New Health, $751,463 related to Greenbrier, and $113,132 related to King Care.


NOTE 4: -   CONTRACT CANCELLATION
            ---------------------

            On May 5, 1998, the Company received a management termination notice from the owner of three nursing homes in Massachusetts ("the facilities") that were under an at-risk contract management arrangement pending conversion to a lease. This cancellation resulted from the Company's deferral in obtaining appropriate licensure to operate the facilities from the state of Massachusetts in light of its pending merger plans with Newcare Health Corporation ("Newcare"). The owner has engaged a subsidiary of Newcare to assume management of the facilities.

            Annual  management  fees  represented  by  this   management
            contract approximate $666,000.


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         -------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

Section I - Business Description
            --------------------

       Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") are involved in the operation of long term-care facilities and provide services and products to the long-term care industry. These include a broad range of management and ancillary services. The Company's principal market areas currently are Pennsylvania and New England, and its corporate offices are located in Atlanta, Georgia. During 1997, the Company discontinued certain business activities as discussed throughout this report.


       Business Strategy
       -----------------

       The Company's principal business strategy is to position itself in selected market areas, having established a network of formal operating and service relationships involving long-term care facilities and health care providers. Through the introduction of its specialized operating skills and ancillary service programs, the Company provides cost effective and efficient, quality-oriented services to area health care facilities. The Company emphasizes the localized nature of the long-term care industry, attempting to utilize its operating resources to achieve maximum economies. Strategic alliances with local owners, operators and health care providers in developing the area network are key ingredients to the Company's business strategy.

       The Company in 1997 changed its strategy to actively pursue opportunities involving the direct leasing and ownership of long-term care facilities. This resulted during 1997 in the purchase of two nursing homes and the lease of two others in New England. This initiative represented a change in emphasis from previous development initiatives focused solely on contract management and service engagements. This strategy reflects management's efforts to develop a stronger and more tangible balance sheet while broadening its revenue base and increasing operating control over facilities operated.

       In view of continuing health care reform initiatives, the Company believes it is important to position itself as a low cost quality provider of heath care services in its respective markets. The Company seeks to provide value-added services that promote revenue enhancement, cost containment and quality assurance to the facilities it serves.


       Nursing Home Operations
       -----------------------

       The Company provides a full range of services to the long-term care facilities it operates. These include financial as well as operational management services, quality assurance services, and special consulting services.

       The Company currently operates 10 nursing facilities representing approximately 1,200 beds located in the New England market area.


        Ancillary Services
        ------------------

        The Company provides a full range of ancillary services to long-term care facilities operating in its market areas. These include institutional pharmacy services, durable medical equipment, wound care management, infusion therapy, respiratory therapy services and rehabilitation therapy services. The Company currently provides ancillary services to approximately 14 facilities representing in excess of 2,200 beds located in the market area of Philadelphia, Pennsylvania. In addition , the Company is expanding its ancillary service business into the New England market area.

        Institutional pharmacy and medical supply service programs, which extend beyond product delivery, emphasize operational support services including drug consultation, resident care management, quality assurance practices, and documentation and administrative support.

        The Company's business plan is to continue to expand upon the array of products and services it can provide to the long-term care networks it develops. The Company intends to accomplish this through strategic alliances with preferred providers of health care services and further development of its direct service capabilities.


        Significant Transactions
        ------------------------

        Significant transactions completed by the Company or its wholly owned subsidiaries during the quarter ended March 31, 1998 include the following:

        In April, 1998, the Company entered into a formal letter of intent agreement whereby NewCare Health Corporation (NASDAQ:
        "NWCA") would, by means of a statutory merger, acquire all of the issued and outstanding shares of all classes and series of the Capital Stock of the Company. NWCA would acquire all of the Company's Capital Stock other than the Series A Preferred Stock for aggregate consideration of $7,000,000 worth of shares of NWCA Common Stock, valued in accordance with a predetermined valuation method. At NWCA's option, up to $3,500,000 of the consideration may be paid in cash, rather than NWCA stock. NWCA would acquire the Series A Preferred Stock for aggregate consideration of (a) $500,000 cash, (b) $500,000 worth of shares of NWCA Common Stock and (c) 250,000 five-year warrants to purchase NWCA Common Stock at a strike price of $.75 per share above the NWCA market price. As part of the agreement, NWCA has committed to enter into an "at-risk" management agreement for the Company's continuing business operations. The management agreement would commence on the date that the parties execute a definitive merger agreement. The merger agreement remains subject to due diligence, board approvals, receipt of fairness opinions, regulatory approvals and stockholder vote.

        During January, 1998, the Company entered into a note purchase and loan agreement whereby the Company purchased a note instrument in the principal amount of $1,475,000 from a third party lender with whom the Company has extensive business relationships. The note purchase financing was provided by such lender with collateral and security relating to nursing facilities in New England financed by the lender and in which the Company has interest. The loan agreement associated with the purchase financing has a maturity date of April 1, 2007; requires monthly payments of principal and interest at 10.5% per annum and amortizes over a period of twenty-five years. The note instrument acquired by the Company is secured by a subordinated mortgage position on a nursing facility that was previously managed by the Company. The prior management of this facility was provided by one of the Company's subsidiaries whose operations were discontinued during 1997. The note instrument acquired by the Company is non-performing.


Section II - Results of Operations
             ---------------------

     The following discussion relates to the Company's continuing business operations as of March 31, 1998:

     The Company's consolidated financial statements reflect a net loss of $296,427 for the quarter ended March 31, 1998, compared with a net loss of $651,025 for the quarter ended March 31, 1997. The decrease in the reported net loss results largely from positive operating results at the Company's owned and leased nursing homes and reduced operating overhead expenses during the 1998 period.

     Management's expectation of regional operating performance is to routinely sustain net operating margins from facility operations, facility management and ancillary service revenue in keeping with industry norms.

     Consolidated operating revenue reported for the quarter ended March 31, 1998 totaling $8,198,081 compares with $3,532,136 reported for the quarter ended March 31, 1997 and represents an increase of $4,665,945 or 132.1%. The reported increase is the net result of an increase in nursing home operating revenues of $4,599,197 or 100%, an increase in ancillary services revenue of $814,966 or 33.0%, a decrease in management services revenue of $648,218 or 67.3%, and a decrease in development services revenue of $100,000 or 100%.

     The increase in nursing home operating revenues in 1998 results from the lease of two facilities in Massachusetts in March 1997 and the purchase of two Massachusetts facilities in June 1997. The increase in reported ancillary revenues during 1998 results principally from the Company's development of expanded market presence in New England during the second half of 1997 and first quarter of 1998. The decrease in management services revenue during 1998 resulted from the termination during 1997 of certain nursing home management contracts in New England. The reduction in management services revenue evidences the Company's redirection towards the direct ownership and lease of nursing facilities.

     The components of ancillary services revenue reported for the quarter ended March 31, 1998 include medical supplies and pharmacy revenue totaling $1,610,616 and therapy services revenue totaling $1,673,840. During the prior year quarter, the Company reported medical supplies and pharmacy revenue of $1,588,993 and therapy services revenue of $880,497.

     Increases in ancillary service revenue generally relate to the Company having secured new or expanded service relationships in the New England market area.

     Management services revenue reported by the Company for the quarter ended March 31, 1998 relates exclusively to long-term care facilities for which the Company provides operational management services under contractual arrangements. During the second half of 1997 the company outsourced the provision of financial services under these contracts.


     Consolidated operating expenses reported for the quarter ended March 31, 1998 total $7,762,384 or 94.7% of reported revenue compared with the same period during 1997 totaling $3,997,169 or 113.2% of reported revenue. Total operating expenses for the quarter ended March 31, 1998 increased $3,765,215 or 94.2% compared with 1997. This net increase is comprised of $3,908,463 or 100% relating to nursing home operations; $281,392 or 10.8%
     relating to ancillary services, a decrease of $262,753 or 51.6% relating to management services, and a decrease of $161,887 or 18.1% relating to general and administrative expenses.

     The reported net increase in operating expenses for the current period is primarily associated with the Company's nursing home operations (owned and leased), which were not fully in place during the first quarter of 1997. Increased costs also result from additional ancillary service volume primarily within the New England market area. This net increase is partially offset by reduced expenses of discontinued operations in the 1998 quarter.

     Ancillary services operating expenses for the quarter ended March 31, 1998 total $2,875,853 and include $1,479,344 relating to medical supplies and pharmacy services and $1,396,509 relating to therapy services. For the prior year quarter, ancillary services operating expenses total $2,594,461 and include $1,423,882 relating to medical supplies and pharmacy services and $1,170,579 relating to therapy services. Total ancillary services operating expenses for the quarter ended March 31, 1998 represent an increase of $281,392 or 10.8% over the prior year period. Operating profits relating to ancillary services for the quarters ended March 31, 1998 and 1997 were $408,603 and a loss of $124,971, respectively. This increase in operating profit is primarily reflective of additional therapy revenue volume in New England.

     Management services operating expenses reported for the quarter ended March 31, 1998 total $246,370 and relate to the long-term care facilities for which the Company provides operational management services. For the quarter ended March 31, 1998, management services reported operating income of $68,058. Management services operating expenses for the quarter ended March 31, 1997 totaled $509,123, resulting in an operating profit of $453,523.

     General and administrative expenses for the quarter ended March 31, 1998 totaled $731,698. Significant components of general and administrative expenses for the quarter ended March 31, 1998 include professional fees of $160,639; salaries of $285,785; insurance of $117,932; and travel and related expenses of $73,673. Other general and administrative expenses aggregating $93,669 for the quarter relate to corporate overhead.

     Other income (expense) for the quarter ended March 31, 1998 totals ($732,124).The principal components of other income (expense) are interest expense of $366,444; property lease expense of $262,500; and depreciation and amortization expense of $153,495. Depreciation and amortization expense includes approximately $92,872 associated with depreciation and $60,623 associated with the amortization of goodwill, leasehold rights, contract rights and organizational costs relating to the Company's business acquisitions. Interest expense for the 1998 quarter is associated with the Company's owned nursing facilities and its working capital lines of credit. Interest income and expense reported for the quarter ended March 31, 1997 relates largely to the Subordinated Convertible Debentures.



Section III - Liquidity and Capital Resources
              -------------------------------

     During 1997 and 1998, the Company has been successful in reducing levels of its corporate overhead and general and administrative costs. Continued cost reductions are required, however, for the company to achieve positive cash flow from continuing operations. In the alternative, the Company requires a higher revenue base to support the corporate overhead represented by its executive management structure. In addition, the Company requires an infusion of capital in order to satisfy its short-term obligations. The Company has been unsuccessful in its independent efforts to secure financial relief from its existing creditors as well as to raise new sources of capital.

     As discussed in Note 2 to the Financial Statements, the Company's viability as a going concern is questionable due to its inability to satisfy currently outstanding corporate obligations. If ongoing merger discussions with NewCare Health Corporation are ultimately unsuccessful, the Company will need to consider all alternatives for relief available to it, including filing bankruptcy.

     Cash and cash equivalents at March 31, 1998 and December 31, 1997 totaled $793,757 and $639,236 respectively. Cash and cash equivalents at March 31, 1998 were comprised of unrestricted amounts of $340,217 and restricted amounts of $453,540. Restricted cash of $453,540 represented funds received from a third party as security for future payment obligations pursuant to the purchase of two nursing homes in New England in 1997.

     Accounts receivable relating to the Company's continuing operations at March 31, 1998, of $7,887,449, representing 85.3% of total current assets, were comprised of $2,764,518 relating to nursing home operations, $4,306,934 relating to ancillary services, and $658,937 relating to management services, and were net of an aggregate allowance for doubtful accounts of
     $3,410,052.    Accounts  receivable  at  December  31,  1997   of
     $7,596,741 was net of allowance for doubtful accounts of $3,382,667 and was comprised of $3,958,735 relating to nursing home operations, $2,300,151 relating to management services, and $4,720,521 relating to ancillary services. The substantial level of allowance relates to accounts receivable from nursing home operations which amounts were assumed in connection with acquiring property leasehold rights ($1,025,000) and amounts relating to ancillary and management services for unrelated nursing facilities associated with discontinued operations (approximately $2,000,000).

     During the March 1998 quarter the Company realized $789,000 in collections relating to it's 1997 issuance of four million shares of its common stock to NewCare Health Corporation (see Note 2 to the Financial Statements).

     Prepaid expenses and other current assets reported by the Company for the periods ended March 31, 1998 and December 31, 1997 totaled $735,780 and $712,343, respectively. Approximately $600,000 of prepaid expenses and other current assets represent project costs advanced in connection with transactions involving the Company in a development capacity in 1997 and 1996.These include legal and professional as well as financing issue costs which are recoverable upon completion of the property acquisition and project financing or development activity for which such costs were advanced.

     At March 31, 1998, the Company reports a working capital deficit of $2,851,936 compared with a working capital deficit of $3,106,337 as of December 31, 1997. The Company's negative working capital position has resulted largely from having had to subsidize during 1997 working capital associated with discontinued operations as well as having had to utilize working capital reserves to settle corporate obligations associated with prior business and development activities of the Company. While continuing operations of the Company are profitable, the limited working capital available to the Company internally is constraining and limits the Company's ability to effectively support existing lines of business.

     For the periods ended March 31, 1998 and December 31, 1997, notes receivable result from development, financial advisory and consulting services which the Company has provided to several long-term care properties. The notes, which are generally formalized as long-term, mature over a period not to exceed ten years, bear simple interest ranging between eight and ten percent per annum and are secured by a mortgage position on the properties to which they relate. Further, the notes are generally subordinated to senior debt and other priority operating obligations associated with the properties.

     For the periods ended March 31, 1998 and December 31, 1997, loans receivable and other assets totaled $420,713 and $414,160, respectively. As of March 31, 1998, $334,000 represents cash advanced by the Company pursuant to the terms of operating deficits agreements for the operating needs of properties managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties. The Company is currently obligated under such operating deficit agreements for additional amounts approximating $525,000. No additional advances under these agreements are contemplated by management until the Company is able to strengthen its liquid working capital position.


PART II - OTHER INFORMATION
          -----------------


ITEM 1.- LEGAL PROCEEDINGS
         -----------------

        Various material pending litigation matters were specifically described in detail in the Company's Form 10-K for the year ended December 31, 1997. There have been no material developments in any of these pending matters since the Company filed its Form 10-K for the year ended December 31, 1997.

        In addition to the material pending litigation matters specifically described in the Company's Form 10-K for the year ended December 31, 1997, the Company and its subsidiaries have a number of routine pending or threatened actions involving their respective creditors, vendors, customers, former employees, and/or other third persons. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management believes that the Company has valid defenses to such actions.



ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

        None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

        None

ITEM 3(b) - ARREARAGES IN DIVIDENDS
            -----------------------

        As of March 31, 1998, the Company is in arrears in dividend obligations to its Series A Preferred shareholders in an aggregate amount of $590,000. Such dividends are undeclared and accrued as current liabilities as of March 31, 1998.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IATROS HEALTH NETWORK, INC.



          Dated:    May 15, 1998             By:  /s/ Joseph L. Rzepka
                                             Joseph L. Rzepka
                                             Executive Vice President
                                             Chief Financial Officer