Form 10-Q
period 1998-06-30
IATROS HEALTH NETWORK INC
filed 1998-08-19
CIK 866970

CONFORMED COPY



                                      FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



               [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE
                    SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended June 30,1998

                                         OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Transition Period From __________ To __________




                             IATROS HEALTH NETWORK, INC.
               (Exact name of registrant as specified in its charter)



   Delaware                     0-20345                23-2596710
---------------            ----------------------     -------------------
 (State of Incorporation)    (Commission File No.)      (IRS Employer
                                                     Identification No.)



                            10 Piedmont Center, Suite 400
                               Atlanta, Georgia, 30305
----------------------------------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                   Registrant's telephone number:  (404) 266-3643


          Indicate by (X) whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                              Yes       No X

          As of August 14, 1998, there were 20,869,958 shares of Common Stock issued or to be issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

          Part I - Financial Information

          ITEM I: FINANCIAL STATEMENTS

Iatros Health Network, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 1998 and December 31, 1997

ASSETS

                                       (UNAUDITED)
                                         JUNE 30                   DECEMBER 31,
                                           1998                         1997
                                     ----------------            ---------------
CURRENT ASSETS
Cash and cash equivalents              $   558,135                $   190,696
Accounts receivable, net                 5,336,341                  7,596,741
Subscription receivable                                               789,000
Inventory                                  240,659                    357,409
Prepaid expenses and other current assets  204,162                    712,343
                                     ----------------            ---------------
     Total current assets                6,339,297                  9,646,189

PROPERTY AND EQUIPMENT, net              8,863,185                  9,108,815

OTHER ASSETS

Cash and cash equivalents, restricted      485,253                    448,540
Intangible assets, net                   4,603,473                  2,954,677
Notes receivable                         2,573,904                  2,573,904
Loans receivable and other assets        1,658,512                    414,160
Net long-term assets of
discontinued operations                     90,993                     90,993
                                     ----------------            ---------------

     Total Assets                      $24,614,617                $25,237,278
                                     ================            ===============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, banks and other         $ 4,081,741                $ 5,638,262
Accounts payable                         2,978,835                  3,439,953
Accrued expenses and
other current liabilities                1,571,517                  2,605,407
Net current liabilities
of discontinued operations                 518,904                    518,904
                                     ----------------            ---------------
     Total current liabilities           9,150,997                 12,202,526

LONG-TERM DEBT                          11,500,675                  8,550,000

CAPITAL LEASE OBLIGATIONS                   44,426                     67,478

PREFERRED STOCK DIVIDENDS PAYABLE          630,000                    550,000

COMMITMENTS AND CONTINGENCIES                ---                          ---



STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 5,000,000 shares
  authorized
  Series A, 533,333 shares issued and outstanding      533                533
  Series B, 100,000 shares issued and outstanding      100                100
Common Stock, $.001 par value, 25,000,000 shares
  authorized; 20,869,958 shares issued or to
  be issued and outstanding
  in 1998 and 1997, respectively            20,870                     20,870
Additional Paid-in Capital              36,160,174                 36,059,867
Accumulated deficit                    (32,893,158)               (32,214,096)
                                         3,288,519                  3,867,274

Total Liabilities
and Stockholders' Equity               $24,614,617                $25,237,278

                                     ================         =================
The accompanying notes are an integral part of the consolidated financial statements
IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                             Three months ended June 30,                   Six months ended June 30,
                                           1998                       1997                  1998                    1997
                                     ---------------------------------------------------------------------------------------
Revenue
  Nursing home operations               $4,904,750              $3,693,764              $9,503,947              $3,693,764
  Ancillary services                     2,985,083               2,723,861               6,269,539               4,872,991
  Management services                      313,772                 366,427                 628,200               1,429,073
                                     --------------           -------------           --------------           -------------
                                         8,203,605               6,784,052              16,401,686               9,995,828

Operating expenses
  Nursing home operations                4,090,396               3,236,326               7,998,859               3,236,326
  Ancillary services                     2,738,887               2,237,801               5,614,740               4,158,783
  Management services                      195,075                 360,356                 441,445                 869,479
  General and
        Administrative                     431,656               1,319,394               1,163,354               2,212,979
                                      -------------           -------------          -------------            -------------
                                         7,456,014               7,153,877              15,218,398              10,477,567

Income/ (loss) from
   Operations before other
   Income (expenses) and
   Discontinued operations                 747,591               (369,825)               1,183,288               (481,739)


Other income (expense)
   Interest income                          15,669                115,153                   29,471                157,360
   Interest expense                       (548,118)              (160,190)                (914,562)              (193,603)
   Property lease expense                 (313,725)              (335,500)                (576,225)              (335,500)
   Depreciation and
     Amortization                         (261,390)              (277,711)                (414,885)              (414,822)
   Write-down of
     Assets                                   -                (1,121,582)                   -                 (1,121,582)
   Other income (expense)                   57,338                (97,848)                  93,851               (155,523)
                                      --------------         --------------            ---------------        -------------
                                        (1,050,226)            (1,877,678)              (1,782,350)            (2,063,670)


Income/ (loss) from
   Operations before discontinued
   Operations                             (302,635)            (2,247,503)                (599,062)            (2,545,409)

Discontinued operations
(Loss from operations)                        -                (5,499,159)                   -                 (6,182,690)
                                        ------------        ---------------             -------------        --------------
Net Loss                                 ($302,635)           ($7,746,662)               ($599,062)           ($8,728,099)
                                       ==============      ================             =============        ==============

Basic Loss per share
   Continuing Operations                    ($0.01)                ($0.14)                  ($0.03)                ($0.15)
   Discontinued Operation                      -                   ($0.33)                     -                   ($0.38)
   Net Loss Per Share
                                           ---------             ---------                ----------              ---------
                                            ($0.01)                ($0.47)                  ($0.03)                ($0.53)
                                           =========             =========                ==========              =========
Weighted average number
  of shares of common stock
  and equivalents
  outstanding                           20,869,958             16,513,975               20,869,958             16,328,621

The accompanying notes are an integral part of the consolidated financial statements


IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                            JUNE 30,                     JUNE 30,
                                            1998                           1997
                                          (UNAUDITED)                  (UNAUDITED)
                                       -------------------------------------------------
OPERATING ACTIVITIES

Net Loss                                  ($ 599,062)                 ($2,545,409)
Adjustments to reconcile net loss to
 net cash utilized by operating activities:
   Depreciation and amortization             414,885                      285,134
   Provision for doubtful accounts           465,300                      335,863
   Write-offs of uncollectable notes,
    loans and deposits receivable             ---                       1,121,582
   Changes in (net of disposals):
    Accounts and subscriptions receivable  1,795,100                   (1,427,845)
     Notes and loans receivable           (1,244,352)                       86,518
     Inventory                               116,750                     (    261)
     Prepaid expenses and other              508,181                     (147,421)
      current assets
     Accounts payable                       (461,118)                    ( 60,088)
     Accrued expenses and other current
     liabilities                           (1,033,890)                   (  26,090)
     Notes Payable                         (1,756,521)                       ---
                                          -------------               ----------------
Net cash utilized by operating activities  (1,794,727)                 (2,378,017)


INVESTING ACTIVITIES

Purchase of property and equipment           (111,823)                 (8,725,252)
Change in intangible and other                 11,457                      ---
Deposits, net                                  ---                         139,420
Restricted cash and cash equivalents          (36,713)                    (435,750)
Organization costs                             ---                         (29,546)
                                         --------------               -------------
                                           (  137,079)                 (9,051,128)
                                         --------------               -------------
FINANCING ACTIVITIES

Net proceeds from issuance of capital
 stock and other capital contributions        789,000                     154,449
Short term borrowings (payments, net)         ---                       2,246,297
Increase in long-term debt                  1,541,269                   8,874,989
Long-term debt payments                       ( 7,972)                     ---
Payments of capital lease obligations         (23,052)                     14,838
                                         -------------                -------------
Net cash provided by financing activities   2,299,245                  11,290,573
                                         -------------                -------------

  INCREASE (DECREASE) IN CASH                 367,439                    (138,572)

Cash and cash equivalents,
   beginning of period                        190,696                     630,742
                                         -------------                --------------
Cash and cash equivalents,
   end of period                         $    558,135                  $  492,170

                                        ===============              ===============



PART I - FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

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

         Revenue and accounts receivable
         -------------------------------
         Nursing home operations and ancillary services revenue is reported at the estimated net realizable amounts due from residents, third party payors, and others. Management services revenue is reported pursuant to the terms and amounts provided by the associated management service contracts.

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



         IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

         Revenue and accounts receivable (Continued)
         -------------------------------
         Certain ancillary revenues are recorded based on standard charges applicable to patients. Under Medicare, Medicaid and other cost-based reimbursement programs, the provider is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenues.

         Inventory
         ---------
         Inventory is principally comprised of pharmaceutical and medical supplies and is valued at the lower of cost
         (first-in, first-out method) or market.

         Property and equipment
         ----------------------
         Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets using primarily the straight-line method. Property and equipment under capital leases is amortized over the lesser of the lives of the respective leases or the service lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

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

         IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)


         Intangible assets (Continued)
         -----------------
              Excess of cost over net assets acquired

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

         Earnings per share
         ------------------
         The Company adopted Statement of Financial Standard No. 128 "Earnings per Share" (`SFAS 128") in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

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

NOTE 3:  DISCONTINUED OPERATIONS
--------------------------------
          The Company's current business strategy is to pursue the direct ownership or lease of long-term care facilities for its own account. Accordingly, during 1997, the Company discontinued operations associated with certain segments of its long-term care business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions.

          Information pertaining to the Company's discontinued operations is more fully described in its Form 10-K filing for the year ended December 31, 1997.


NOTE 4:  CONTRACT CANCELLATION
------------------------------
          On May 5, 1998, the Company received a management termination notice from the owner of three nursing homes in Massachusetts ("the facilities") that continue under an at-risk contract management arrangement pending conversion to a lease. This cancellation notice resulted from the Company's voluntary deferral in obtaining appropriate licensure to operate the facilities from the state of Massachusetts.

          Annual management fees represented by this management contract approximate $680,000.

          The Company as of August 1998, continues to manage these properties pursuant to its contract rights. While the potential for loss of this contract continues, the Company is negotiating to retain its position.


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


Section I      Business Description
------------------------------------
     Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") is involved in the operation of long term-care facilities and provides services and products to the long-term care industry. These include a broad range of management and ancillary services. The Company's principal market areas currently are Pennsylvania and New England, and its corporate offices are located in Atlanta, Georgia. During 1997, the Company discontinued certain business activities as previously disclosed in its Annual Report and filing on Form 10K for the year ended December 31, 1997.

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

     During  1996,  the   Company  embarked   on  an   aggressive
     acquisition phase of growth following the raising of $12 million in equity capital. Substantial amounts of this equity capital were utilized to fund the Company's continuing growth, support working capital requirements of subsidiary operations and in many instances provide credit support for property transactions. Throughout 1996, the Company continued to experience revenue growth yet failed to sustain operating profitability. This trend evidenced the need for the Company to lessen its emphasis on development activities and focus more heavily on operations management. To this end, the Company employed a strategic business plan for redirection. Specifically, this plan included engaging new executive management having stronger operating capabilities and transitioning Corporate interests away from management and service relationships to direct ownership and leasing of properties. In this way, the Company believed it could more effectively secure a long term operating position with respect to health care facilities while at the same time developing a more tangible balance sheet in keeping with its long term operating interests. The Company continued to harbor its philosophy that long term care is a localized business that is highly market sensitive requiring local management resources.

     Revenue for 1997  exceeded $25.5 million  while the  Company reported a net loss of $18.2. This substantial loss reflected new management's actions to stabilize the Company through severe restructuring and redirection of operations. Substantially all of the reported loss represented non-recurring and non-cash charges to operations associated with discontinuing non-profitable operations and the associated write down of intangible assets. Specifically, the reported net loss was comprised of approximately $7 million relating to discontinued operations, approximately $5.6 million resulting from the write-down of intangible assets, and approximately $4.4 million associated with the Company's historic level of corporate overhead.

     The Company in 1997 changed its strategy to actively pursue opportunities involving the direct leasing and ownership of long-term care facilities. This resulted during 1997 in the purchase of two nursing facilities and the lease of two others in New England. This represented a change in emphasis from previous development initiatives focused solely on contract management and service engagements.

     In view of continuing health care reform initiatives, the Company believes it is important to position itself as a low cost quality provider of heath care services in its respective markets. The Company seeks to provide value-added services that promote revenue enhancement, cost containment and quality assurance to the facilities it operates.


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Nursing Home Operations
    ------------------------
     The Company provides a full range  of services to the  long-
     term care facilities it  operates.  These include  financial
     as  well   as  operational   management  services,   quality
     assurance services, and special consulting services.

     The New England region, doing business as Oasis Healthcare ("Oasis"), is represented by a full complement of management personnel operating eleven nursing and assisted living facilities representing in excess of 1200 beds and located in New Hampshire and Massachusetts. Management personnel include financial and accounting, reimbursement, clinical, quality assurance, dietary, property management and administrative disciplines. Of the New England facilities, four facilities are owned or leased by the Company while the remaining seven are under management contracts. Oasis is in the process of converting its management contracts to leasehold positions. In addition to the nursing facility business, Oasis operates a rehabilitation services subsidiary in the region.


     Ancillary Services
     ------------------
     The Company provides ancillary services to long-term care facilities operating in the market area of Philadelphia, Pennsylvania. These include institutional pharmacy services, durable medical equipment, infusion therapy, and rehabilitation therapy services.

     Significant Transactions
     ------------------------
     Significant  Transactions   of   the  Company   and/or   its
     subsidiaries occurring during the quarter ended June 30, 1998, are as follows:

     In April 1998, the Company entered into a formal letter of intent (the "Letter of Intent") with NewCare Health Corporation (NASDAQ: "NWCA") concerning a statutory merger between NWCA and the Company as more fully described in the Company's Form 10Q for the quarter ended March 30, 1998 (the "Merger"). In June 1998, the Company and NWCA terminated negotiations concerning the Merger pursuant to the terms of the Letter of Intent.

     The Company has been formally notified by NASDAQ of their intent to effect delisting of its trading rights as a result of non-compliance with certain financial criteria. Specifically cited was the Company's stock price trading below one dollar. Final determination of this matter is pending the outcome of a formal hearing which is expected shortly.


     ITEM 2         MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Section II     -    Results of Operations

     The Company's consolidated financial statements for the quarter ended June 30, 1998 reflect a net loss from operations of ($302,635) compared with a net loss of ($7,746,662) reported for the prior year quarter. The substantial loss reported for the prior period results largely from the write-down of intangible assets and operating losses associated with discontinued operations. During the prior year quarter, operations associated with the Company's continuing business reported a loss of ($2,247,503). This reflects a decrease in the net loss of ($1,944,868) or 85% compared with the prior year quarter.

     For the six month period ended June 30, 1998, the Company reports a net loss of ($599,062) compared with a net loss of ($8,728,099) reported for the prior year period. The substantial loss reported for the prior period results largely from the write-down of intangible assets and operating losses associated with discontinued operations. During the prior year period, operations associated with the Company's continuing business reported a loss of ($2,545,409). This reflects a decrease in the net loss of ($1,946,347) or 76% compared with the prior year six month period.

     The decrease in consolidated operating losses reported over the prior year periods result from improved operating margins associated with the Company's nursing operations and certain ancillary services coupled with reductions in general and administrative costs.

     Consolidated operating revenue for the quarter ended June 30, 1998 totaling $8,203,605 compares with $6,784,052 for the prior year quarter, representing an increase of $1,419,553 or 21%. The reported increase is the net result of an increase in nursing home operating revenues of $1,210,986 or 33%, an increase in ancillary service revenue of $261,222 or 10%, and, a decrease in management services revenue of $52,655 or 14%.

     Consolidated operating revenue for the six months ended June 30, 1998 totaling $16,401,686 compares with $9,995,828 for the prior year period, representing an increase of $6,405,858 or 64%. The reported increase is the net result of an increase in nursing home revenue of $5,810,183 or 157%; an increase in ancillary service revenue of $1,396,548 or 29%; and, a decrease in management services revenue of $800,873 or 56%.

     The increase in nursing home operating revenue in 1998 results from the lease of two facilities in Massachusetts in March 1997 and the purchase of two Massachusetts facilities in June 1997. The increase in reported ancillary revenue during 1998 results principally from the Company's development of expanded market presence in New England during the second half of 1997 and during 1998. Decreased management services revenue during 1998 resulted from the termination during 1997 of nursing home management contracts. The reduction in related management revenue evidences the Company's redirection towards the direct ownership and lease of nursing facilities.

     Consolidated operating expenses reported for the quarter ended June 30, 1998 totaled $7,456,014 or 91% of reported revenue compared with the same period during 1997 totaling $7,153,877 or 105%. Total operating expenses for the quarter ended June 30, 1998 increased $302,137 or 4% compared with 1997. This net increase is comprised of $854,070 or 26% relating to nursing home operations: $501,086 or 22% relating to ancillary services, a decrease of $165,281 or 46% relating to management services; and, a decrease of $887,738 or 67% relating to general and administrative expenses.

     The reported net increase in operating expenses for the current period is primarily associated with the Company's nursing home operations (owned and leased), which were not fully on line during the second quarter 1997. Increased costs also result from additional ancillary service volume primarily within the New England market area.


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Operating margins reported from nursing home revenue for the quarter and six months ended June 30, 1998 total $814,354 or 17% and $1,505,088 or 16%; respectively. For 1997 periods, operating margins reported from nursing home revenue for the quarter and six months ended total $457,438 or 12 % and $457,438 or 12%, respectively.


     The Medicare program is changing to a prospective payment system (PPS) effective January 1, 1999 for the nursing facilities owned and operated by the Company. Of the four facilities owned and leased by the Company, management estimates that the effect of PPS on operations will be a reduction in associated revenues exceeding $125,000 for 1999. For all facilities operated and managed by the Company, management estimates that such effect may result in a reduction of associated facility Medicare revenue exceeding $815,000 in the aggregate for 1999. Management is continuing to evaluate the effect of PPS on its operations and developing operating strategies to minimize its impact.


     Ancillary service operating expenses for the quarter ended June 30, 1998 total $2,738,887 and include $1,383,260 or 51%
     relating to medical supplies and pharmacy services and $1,355,627 or 49% relating to therapy services. For the prior year quarter, ancillary operating expenses totaled $2,237,801 and include $1,423,882 or 64% relating to medical supplies and pharmacy services and $813,919 or 36% relating to therapy services.

     Ancillary service operating expenses for the six months ended June 30, 1998 total $5,614,740 and include $2,862,604 or 51% relating to medical supplies and pharmacy services and $2,752,136 or 49% relating to therapy services. For the prior year period, ancillary operating expenses total $4,158,783 and include $2,870,539 or 69% relating to medical supplies and pharmacy services and $1,288,244 or 31% relating to therapy services.

     Operating margins reported from ancillary service revenue for the quarter and six months ended June 30, 1998 total $246,196 or 8% and $654,799 or 10%, respectively. For 1997 periods, operating margins reported from ancillary service revenue for the quarter and six months ended total $486,060 or 18% and $714,208 or 15%, respectively. The reduced operating margins on ancillary services revenue during 1998 result principally from a decrease in medical supply service volume over the prior year without a corresponding decrease in related service overhead.

     General and administrative expenses reported for the quarter and six months ended June 30, 1998 reflect the results of management's cost reduction initiatives and have decreased by $887,738 or 67% and $1,049,625 or 47%, respectively from the prior year periods. Among such cost reductions, salaries, travel and related expenses have been decreased over the prior year by $432,232 for the quarter to date period and $568,374 for the year to date period. Similarly, professional fees expenses have been decreased over the prior year by $193,571 for the quarter to date and $149,550 for the year to date period.

     Other income (expense) reported for the quarter and six months ended June 30,1998 totals $1,050,226 and $1,782,350, respectively, representing a decrease of $827,452 or 44% and $281,320 or 14%, respectively. The reported decrease in other income (expense) for the 1998 periods results from the decrease in write-down of notes and accounts receivable during 1997 partially offset by increases in interest and property lease expenses associated with the Company's more recent owned and leased nursing facilities. Interest expense reported for the quarter and six months period during 1998 include approximately $213,750 and $427,500, respectively, associated with the nursing facilities' mortgage debt. The remaining interest expense relates principally to the Company's working capital credit arrangements associated with the nursing home operations and ancillary service revenue.





ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Section III    -    Liquidity and Capital Resources

     During 1997 and 1998 the Company has been successful in reducing levels of its corporate overhead and general administrative costs. Notwithstanding such reductions, the Company has yet to generate sufficient operating margins and cash flow from continuing operations to meet the demands of its current operating obligations. Such demands principally relate to capital requirements needed to satisfy remaining corporate liabilities reported as current at June 30, 1998 and largely associated with discontinued operations and historical corporate matters. While management continues to effect reductions in corporate overhead, an expanded business base is required to support its executive management structure and the Company requires an infusion of capital in order to satisfy its short-tem obligations. The Company has been unsuccessful in its independent efforts to secure financial relief from its existing creditors as well as to raise new sources of capital. The Company continues to actively consider selected opportunities involving corporate merger and acquisition prospects with third parties having expressed interest in the Company. To date, no such prospects have been formalized.

     As discussed in Note 2 to the Financial Statements, the Company's viability as a going concern in questionable due to its inability to satisfy currently outstanding corporate liabilities. In the absence of securing capital relief from existing creditors, accessing new sources of capital or completing a material corporate transaction, the Company will need to consider remaining alternatives, including filing bankruptcy.

     At June 30, 1998, the Company reports a negative working capital position of $2,811,700 compared with a negative working capital position of $2,556,337 at December 31, 1997. The Company's negative working capital has resulted largely from having had to subsidize during 1997 working capital associated with discontinued operations as well as having had to utilize working capital reserves to settle corporate obligations associated with prior business and development activities of the Company. While continuing operations of the Company are reporting positive operating margins, the limited working capital available to the Company through its credit facilities is constraining and limits the Company's ability to effectively support existing lines of business.

     Cash and cash equivalents at June 30, 1998 and December 31, 1997 totaled $558,135 and $190,696 respectively. Unrestricted cash reported at June 30, 1998 includes $378,101 associated with nursing home operations and $180,034 reported by ancillary and management operations. Restricted cash balances reported at June 30, 1998 and December 31, 1997 reflect loan reserve funds associated with long-term debt.

     Accounts receivable at June 30, 1998 of $5,336,341, representing 84% of total current assets, were comprised of $2,790,456 relating to nursing home operations; $1,723,655 relating to ancillary service operations; $625,861 relating to management operations; and, $196,369 relating to corporate accounts. Accounts receivable at June 30, 1998 is reported net of an allowance for doubtful accounts of approximately $800,000.

     Accounts receivable at December 31, 1997 of $7,596,741, representing 78% of total current assets, were comprised of $3,958,735 relating to nursing home operations; $4,720,521 relating to ancillary service operations; and $2,300,151 relating to management operations, net of an aggregate allowance for doubtful accounts of $3,382,667. The substantial level of allowance relates to accounts receivable from nursing home operations which amounts were assumed in connection with acquiring property leasehold rights ($1,025,000) and amounts relating to ancillary and management services for unrelated nursing facilities associated with discontinued operations (approximately $2,000,000).






ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)

     During the first quarter of 1998, the Company realized cash proceeds of $789,000 associated with its 1997 issuance of four million shares of common stock to NewCare Health Corporation and reported as subscriptions receivable at
     December 31, 1997. Such proceeds were fully utilized to satisfy corporate obligations during 1998.

     For the periods ended June 30, 1998 and December 31, 1997, notes receivable result from development, financial advisory and consulting services that the Company has provided in connection with several long-term care properties. These notes receivable are formalized obligations generally subordinated to senior debt and other priority operating obligations associated with the properties. The Company is undertaking to convert certain of these notes to leasehold interest positions in the properties to which they relate.

     Loans receivable  and  other assets  at  June 30,  1998  and
     December  31,   1997   totaled  $1,658,512   and   $414,160,
     respectively. Amounts reported at June 30, 1998 include accounts receivable associated with ancillary service revenue which management believes to be realizable. These accounts have been classified as long-term pending formalization of payment arrangements with the various nursing facilities to which they relate. Remaining loan receivable amounts reported at June 30, 1998 and December 31, 1997 include $334,000 representing cash advanced by the Company pursuant to the terms of operating deficit agreements for the operating needs of properties previously managed by the Company. Such advances generally accrue interest at market rates and are recoverable from permanent financing proceeds anticipated from the properties. The Company is currently obligated under such operating deficit agreements for additional amounts approximating $525,000. No additional advances under these agreements are contemplated by management.

     Notes payable, banks and other at June 30, 1998 and December 31, 1997 totaled $4,081,741 and $5,638,262, respectively.
     The reported amounts include $1,917,560 and $3,910,000, respectively, and relating to working capital financing of accounts and notes receivable and associated with the Company's nursing home operations and ancillary services business. The working capital availability under these financing arrangements is limited by the level of associated
     accounts  receivable  collateral  and  restrictive   terms
     determining the advance rate of funding. At June 30, 1998 and to date, these credit facilities are fully extended. The remaining amounts included in Notes payable, banks and other totaling $2,164,181 and $1,728,262 for 1998 and 1997, respectively, generally represent formalized corporate note obligations currently due and payable. The Company continues to seek relaxed lending arrangements and payment terms with the creditors represented by these note instruments.

     Accounts payable reported at June 30,1998 totaled $2,978,835 and includes $975,172 associated with nursing home operations; $1,300,549 relating to ancillary services; $451,910 relating to management services; and, $251,204 representing corporate accounts payable. Accounts payable reported at December 31, 1997 totaled $3,439,953 and includes $1,323,128 associated with nursing home operations; $1,160,364 relating to ancillary services; $435,212 relating to management services; and, $521,249 representing corporate accounts payable.

     Accrued expenses and other liabilities at June 30, 1998 totaled $1,571,517. Significant components include accrued payroll and related costs of $356,088; accrued expenses associated with nursing home operations of $920,945; and, accrued expenses associated with ancillary services and corporate accounts of $294,484. Accrued expenses and other liabilities at December 31, 1997 totaled $2,605,407. Significant components include accrued payroll and related costs of $335,026; accrued expenses associated with nursing home operations of $1,755,866; and, accrued expenses associated with ancillary services and corporate accounts of $514,515.







ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Section III    -    Liquidity and Capital Resources (Continued)


     Long-term debt reported by the Company at June 30,1998 and December 31,1997 includes $8,550,000 of mortgage indebtedness relating to two owned nursing facilities. Additional long-term debt of approximately $2,950,000 is comprised of a note purchase agreement in the amount of $1,475,000 undertaken by the Company during the first quarter of 1998 together with the reclassification of notes payable to bank and other from current liabilities as a result of extending repayment terms.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Various material pending litigation matters were specifically described in detail in the Company's Form-10K for the year ended December 31, 1997. There have been no material developments in any of these pending matters since the Company filed its Form-10K for the year ended December 31, 1997.

In  addition   to  the   material  pending   litigation   matters
specifically described  in the  Company's Form-10K  for the  year
ended  December  31,   1997,  the   following  material   pending
litigation matters have arisen:

     1.      Ceneur Services,  Inc.  v.  Iatros  Health Network,
             Inc. et al, Civil Action No.
             E-71012, filed  in the Superior Court of Fulton  County,
             Georgia:

          In June 1998, the attorneys for Ceneur induced an Executive of Iatros to execute a Consent Judgement in favor of Ceneur in the amount of $652,243.84. Iatros is negotiating with the attorneys for Ceneur to have this Consent Judgement vacated and dismissed. If these negotiations are not successful Iatros intends to vigorously contest the propriety of its having been obtained in the first place, as well as vigorously defend against its enforcement. Management believes that it has valid grounds for having the Consent Judgement set aside.

      2.   Piedmont Ivy Associates, LLC v. Iatros Health Network,
           Inc., Civil Action
           No. 98ED0374185, filed in the Magistrate Court of Fulton County, Georgia.

          This is a landlord/tenant case in which the Plaintiff is seeking to collect approximately $24,000 in unpaid rent and to obtain a writ of possession for the premises occupied by Iatros in Atlanta, Georgia. Iatros is negotiating with the Plaintiff to resolve this matter amicably. If it is unable to do so, Iatros intends to timely file an answer and to vigorously defend itself. Management is, however, unable to express a belief as to the likelihood of Iatros prevailing in such defense.

     3.  Advanta  Business Services  Corp. v.  Iatros Health
         Network, Inc., Civil Action
         No. 98-04117, filed in the Court of Common Pleas of Chester County, Pennsylvania:

          This is a collection case for $21,833.74 in unpaid equipment lease payments. Iatros timely filed an answer and intends to vigorously defend itself. Management, is however, unable to express a belief as to the likelihood of Iatros prevailing in such defense.


     4.     PAM Financial Corp. f/k/a First Valley Leasing, Inc.
            v. Iatros  Health Network,   Inc.,  Civil Action  NO. 97-
            062555, filed in the Court of Common Please of Chester County, Pennsylvania:

          In June of 1998, the Plaintiff in this action filed Motion for Partial Summary Judgement in connection with a collection suit for approximately $68,000 originally filed in August of 1997. Iatros has timely filed an Response to the Motion for Partial Summary Judgement and intends to vigorously defend itself. Management is, however, unable to express a belief as to the likelihood of Iatros prevailing in such defense.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

     5.     Nena Magowan v. Iatros Health Network, Inc., Del Mar
            Healthcare, Inc., and        Centurion  Management Group,
            Civil Action 98-0694, filed in the Common Pleas Court of Montgomery County, Ohio:

          This is a wrongful death action involving a patient in a nursing home facility in Dayton, Ohio, that was owned by Del Mar Healthcare, Inc. and jointly managed by Centurion Management Group and a former wholly owned subsidiary of Iatros, which has since been sold. Iatros' only involvement with the facility was that of an unsecured lender to cover operating deficits of the facility of up to $350,000. Iatros has not yet been served in this matter, but intends to timely file an answer after it has been served and to vigorously defend itself. Management believes that the Company has valid defenses to all of the Plaintiff's allegations.

     6.     Buyers' Marketing  Services, Inc.  v. Iatros  Health
            Network, Inc. Civil Action
            No. 22-C-98-000692CN, filed in the Circuit Court of Wicomico County, Maryland:

          This is a collection case for approximately $38,000 for materials furnished to three long-term care facilities owned by AHF/Severn, Inc. and the development of which was coordinated by Iatros as a independent contractor. Iatros has timely filed an answer, as well as a third-party complaint against AHF/Severn, Inc. Management believes that the Company has valid defenses to all of the Plaintiff's allegations.



       7.  Fleetway Leasing Company  v. Durant Medical, Inc.  and
           Iatros Health Network, Inc., Civil Action No. 98-06365, filed in the Court of Common Pleas of Chester
           County, Pennsylvania:

          This is a collection case for approximately $68,000 in unpaid equipment lease payments. Iatros intends to timely file an answer and to vigorously defend itself. Management is, however, unable to express a belief as to the likelihood of Iatros prevailing in such defense.



        In addition to the foregoing, the Company and its subsidiaries have a number of routine pending or threatened actions involving their respective creditors, vendors, customers, former employees, and/or other third persons. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management believes that the Company has valid defenses to those actions it is defending.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          None




ITEM 3         DEFAULTS UPON SENIOR SECURITIES.

          None


Item 3(b)    DIVIDENDS

          The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. Although no such preferred dividends have been declared or are currently due and payable, the Company accrues such preferred dividends because no dividends may be paid in respect of shares of the Company's Common Stock until all cumulative dividends in respect of the Company's Series A Senior Convertible Preferred Stock have been declared and paid and also because such cumulative preferred dividends carry a liquidation preference. At June 30, 1998, dividends on the Series A Senior Convertible Preferred Stock totaling $630,000 had been accrued. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock or its preferred stock other than as the Series A Senior Convertible Preferred Stock are simultaneously paid.

          The Company's Certificate of Incorporation provides for a Board of Directors consisting of 6 directors. Holders of the Common Stock and the Series A Senior Convertible Preferred Stock voting together as one class are entitled to elect this number of directors. The size of the Board is increased, up to a maximum of 13 directors, by 1 director each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in the amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full, and at such time the number of directors constituting the full Board of Directors is decreased to 6.

          Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board from 6 directors to 13 and to elect all 7 additional directors. In 1998, such preferred shareholders increased the size of the Company's Board of Directors to 7 and elected 1 additional director, Scott W. Ryan.

          During April 1998, Mr. Ryan resigned from the Company's
          Board of Director's with no successor being nominated to replace him by the holders of the Series A Senior
          Convertible Preferred Stock.




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IATROS HEALTH NETWORK, INC.



Dated: August 17, 1998             By:  /s/ Joseph C. McCarron, Jr.
                                   ---------------------------------
                                   Joseph C. McCarron, Jr.
                                   Executive Vice President