Form 10-Q
period 1998-09-30
IATROS HEALTH NETWORK INC
filed 1998-11-20
CIK 866970

CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



      [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30,1998

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



                          11 Piedmont Center, Suite 403
                             Atlanta, Georgia, 30305
                         ------------------------------
               (Address of principal executive offices) (Zip Code)

                Registrant's telephone number:  (404) 266-3643


Indicate by (X) whether Registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

As of November 18, 1998, there were 20,869,958 shares of Common Stock issued or be issued and outstanding,533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

                  Iatros Health Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997

                                     ASSETS

                                                    (UNAUDITED)
                                                   SEPTEMBER, 30   DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
CURRENT ASSETS
Cash and cash equivalents                           $    387,807   $    190,696
Accounts receivable, net                               5,002,050      7,596,741
Subscription receivable                                  789,000
Inventory                                                 83,894        357,409
Prepaid expenses and other current assets                107,249        712,343
                                                    ------------   ------------

     Total current assets                              5,581,000      9,646,189

PROPERTY AND EQUIPMENT, net                            9,005,788      9,108,815

OTHER ASSETS

Cash and cash equivalents, restricted                    455,282        448,540
Intangible assets, net                                 2,858,407      2,954,677
Notes receivable                                       2,957,904      2,573,904
Loans receivable and other assets                      2,041,983        414,160
Net long-term assets of discontinued operations                          90,993
                                                    ------------   ------------
     Total Assets                                   $ 22,900,364   $ 25,237,278
                                                    ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable, banks and other                      $  3,782,298   $  5,638,262
Accounts payable                                       3,034,044      3,439,953
Accrued expenses and other current liabilities         1,606,116      2,605,407
Net current liabilities of discontinued operations                      518,904
                                                    ------------   ------------

     Total current liabilities                         8,422,458     12,202,526

LONG-TERM DEBT                                        11,489,074      8,550,000

OTHER LONG TERM LIABILITIES                              438,440         67,478

PREFERRED STOCK DIVIDENDS PAYABLE                        670,000        550,000

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 5,000,000 shares
  authorized
  Series A, 533,333 shares issued and outstanding            533            533
  Series B, 100,000 shares issued and outstanding            100            100
Common Stock, $.001 par value, 25,000,000 shares
  authorized; 20,869,958 shares issued or to be
  issued and outstanding in 1998 and 1997,
  respectively                                            20,870         20,870
Additional Paid-in Capital                            36,059,867     36,059,867
Accumulated deficit                                  (34,200,978)   (32,214,096)
                                                    ------------   ------------
                                                       1,880,392      3,867,274

     Total Liabilities and Stockholders' Equity     $ 22,900,364   $ 25,237,278
                                                    ============   ============

The accompanying notes are an integral part of the consolidated financial statements

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three months ended Sept.30,    Nine months ended Sept. 30,
                                      1998           1997           1998           1997
                                  ------------   ------------   ------------   ------------
Revenue
  Nursing home operations         $  4,772,099   $  4,654,900   $ 14,276,046   $  8,348,664

  Ancillary services                 1,271,805      3,280,360      7,541,344      8,341,168
  Management services                  343,977        687,918        972,177      1,929,192
                                  ------------   ------------   ------------   ------------
                                     6,387,881      8,623,178     22,789,567     18,619,024
                                  ------------   ------------   ------------   ------------

Operating expenses
  Nursing home operations            3,872,621      4,149,950     11,871,480      7,456,151
  Ancillary services                 1,563,986      2,838,830      7,178,726      7,370,972
  Management services                  121,631        299,801        563,076       1,445,45
  General and
  Administrative                       232,357        928,760      1,395,711      3,766,739
                                  ------------   ------------   ------------   ------------
                                     5,790,595      8,217,341     21,008,993     20,039,319
                                  ------------   ------------   ------------   ------------

Income/ (loss) from
   Operations before other
   Income (expenses) and
   Discontinued operations             597,286        405,837      1,780,574     (1,420,295)
                                  ------------   ------------   ------------   ------------

Other income (expense)
     Interest income                    13,777         51,339         43,248        189,265
     Interest expense                 (371,399)      (360,147)    (1,285,961)      (474,862)
   Property lease expense             (294,046)      (288,750)      (870,271)      (625,625)
   Depreciation and
   Amortization                       (338,962)      (199,810)      (753,847)      (463,063)
   Write-down of
   Intangible Assets                  (897,578)                     (897,578)

Other income (expense)                  23,102        (85,230)       116,953        (35,319)
                                  ------------   ------------   ------------   ------------
                                    (1,865,106)      (882,598)    (3,647,456)    (1,382,604)
                                  ------------   ------------   ------------   ------------

Income/ (loss) from
  Operations before discontinued
  Operations                        (1,267,820)      (476,761)    (1,866,882)    (2,802,899)
                                  ------------   ------------   ------------   ------------
Discontinued operations
(Loss from operations)                             (1,564,687)                   (7,966,648)
                                  ------------   ------------   ------------   ------------

 Net Loss                         $ (1,276,820)  $ (2,041,448)  $ (1,866,882)  $(10,769,547)
                                  ============   ============   ============   ============

Basic Loss per share
   Continuing Operations          $       (.06)  $       (.03)  $       (.09)  $       (.17)
   Discontinued Operations                               (.09)                         (.48)
                                  ------------   ------------   ------------   ------------
 Net Loss Per Share               $       (.06)  $       (.12)  $       (.09)  $        .65)
                                  ============   ============   ============   ============

Weighted average number
  of shares of common stock
  and equivalents
  outstanding                       20,869,958     16,735,984     20,869,958      6,465,901
                                  ------------   ------------   ------------   ------------

The accompanying notes are an integral part of the consolidated financial statements

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                SEPT 30,      SEPT 30,
                                                1998          1997
                                                (UNAUDITED)   (UNAUDITED)
                                                -----------   -----------

OPERATING ACTIVITIES

Net Loss                                        $(1,866,882)  $(2,802,899)
Adjustments to reconcile net loss to
 net cash provided (utilized)by operating activities:

 Depreciation and amortization                      753,847       463,063
 Provision for doubtful accounts                    973,688       217,949
 Write down of intangible assets                    897,578       600,000
   Changes in (net of disposals):
   Accounts and subscriptions receivable          2,410,003    (3,024,134)
   Inventory                                        273,515      (123,155)
   Prepaid expenses and other                       605,094       448,488
   current assets
   Accounts payable                                (924,813)     (425,120)
   Accrued expenses and other current
     liabilities                                   (999,291)     (223,330)
   Notes payable                                 (1,855,964)    3,071,264
                                                -----------   -----------
 Net cash provided (utilized)
   by operating activities                          266,775    (1,797,874)
                                                -----------   -----------

INVESTING ACTIVITIES

Purchase of property and equipment                 (429,392)   (8,594,612)
Change in intangible and other assets            (1,175,308)      985,585
                                                -----------   -----------

Net cash provided (utilized)
 by operating activities                         (1,604,700)   (7,609,027)
                                                -----------   -----------

FINANCING ACTIVITIES

Net proceeds from issuance of capital
 stock and other capital contributions                            224,616
Long-term debt proceeds                           1,164,074     8,857,151
Other long term liabilities                         370,962
                                                -----------   -----------
Net cash provided
by financing activities                           1,535,036     9,081,767
                                                -----------   -----------

  INCREASE (DECREASE) IN CASH                       197,111      (325,134)

Cash and cash equivalents, beginning of period      190,696       654,197
                                                -----------   -----------
Cash and cash equivalents, end of period        $   387,807   $   329,063
                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During 1998, the Company entered into certain non-cash transactions to retain property rights in exchange for long-term notes aggregating $1,775,000.

The accompanying notes are an integral part of the consolidated financial statements

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

      A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

            Business

            Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. The Company's principal market is New England

            Principles of consolidation

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

                  Leasehold Rights

                  Leasehold rights represent costs associated with securing leasehold interests in connection with operating nursing facilities and are being amortized using the straight-line method up to 15 years, the maximum lease term.

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

      Iatros Health Network, Inc., and its subsidiaries (together referred to as the "Company") is involved in the operation of long term-care facilities and provides services and products to the long-term care industry. These include a broad range of management and ancillary services. The Company's principal market is New England, and its corporate offices are located in Atlanta, Georgia. During 1997, the Company discontinued certain business activities as previously disclosed in its Annual Report and filing on Form 10K for the year ended December 31, 1997.

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

      The New England region, doing business as Oasis Healthcare ("Oasis"), is represented by a full complement of management personnel operating eight nursing and assisted living facilities located in New Hampshire and Massachusetts. Management personnel include financial and accounting, reimbursement, clinical, quality assurance, dietary, property management and administrative disciplines. Of the New England facilities, four facilities are owned or leased by the Company while the remaining are under management contracts. Oasis is in the process of converting its management contracts to leasehold positions. In addition to the nursing facility business, Oasis operates a rehabilitation services subsidiary in the region.

      Ancillary Services

      During the third quarter of 1998, ancillary service contracts relating to several nursing facilities located in the Philadelphia market area were terminated. These facilities, which were under common ownership and control, represented a material portion of the company's business base in this area. As a result of this development, the Company has ceased operations in this market and is in the process of liquidating its residual business interests.

      Significant Transactions

      Significant Transactions of the Company and/or its subsidiaries occurring during the quarter ended September 30,1998, are as follows:

      On May 5, 1998, the Company received a management termination notice from the owner of three nursing homes in Massachusetts ("the facilities") that continued through September 30, 1998 under an at-risk contract management arrangement pending conversion to a lease. This cancellation notice resulted from the Company's voluntary deferral in obtaining appropriate licensure to operate the facilities from the state of Massachusetts. Effective on October 8, 1998, the Company engaged a third party to assume full management responsibilities for the facilities. This action resulted from the Company's decision not to further pursue the leasehold proposal offered from the property owners, An annual management fee represented by this management contract approximate $680,000.

      In August 1998, Robert A. Kasirer resigned as a Director of the Company. The vacancy on the Company's Board of Directors created by Mr. Kasirer's resignation has not yet been filled.

      During 1997 and 1998, DVI Business Credit ("DVI") extended a revolving line of credit (the "Loan") to the following subsidiaries of the Company, which Loan was secured by all of such subsidiaries' accounts receivable and guaranteed by the Company: IHN Therapy Works, Inc. (fka Iatros Therapy Corporation), IHN Rehabcare, Inc., Champion Rehab, Inc., and Durant Medical, Inc. (dba Gatti-Durant Pharmacy Services and as Durant Pharmacy Services). In September 1998, DVI called the Loan in default, elected to terminate all future advances under the Loan, and accelerated payment of the existing indebtedness owing under the Loan. As a result of these actions, the Company has discontinued all operations of the affected subsidiaries and is in the process of orderly liquidating their assets. The Company has informed all of the employees and creditors of these affected subsidiaries that all proceeds from such liquidations will be utilized to make distributions in the same priority and in the same proportions as if the affected subsidiaries were being liquidated in a Chapter 7 Bankruptcy Proceeding.

      In September of 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("NASDAQ") that, effective with the close of business on September 25, 1998, the Company's common stock would be delisted from NASDAQ. The reasons for this delisting were (1) the Company's common stock not meeting the $1.00 minimum bid price requirement set forth in NASD Marketplace Rule 4310(c)(4) and (2) the Company's not meeting the net tangible assets/market capitalization/net income requirements set forth in NASD Marketplace Rule 4310(c) (2). The Company's stock is now traded on the OTC Bulletin Board under the symbol "IHNI".

      On November 17, 1998, Match, Inc. acquired all of the outstanding shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") from the former shareholder. As the owner of the Company's Preferred Stock, Match, Inc. immediately elected to increase the size of the Company's Board of Directors and to elect the following persons as
      Directors: Ronald E. Lusk, Robert E. Woodson, III, Joe Wiliams and Albert Sousa. The size of the Company's Board is now ten members with three vacancies. John D. Higgins, Joseph C. McCarron, Jr., and Reginald D. Strickland are the other three remaining Directors. At a duly called meeting of the Company's Board of Directors held on November 17, 1998, Ronald E. Lusk was elected by the Directors as the new Chairman of the Board.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section II - Results of Operations

      The Company's consolidated financial statements for the quarter ended September 30, 1998 reflect a net loss from operations of ($1,276,820) compared with a net loss of ($2,041,448) reported for the prior year quarter. The net loss reported for the prior period results largely from the write-down of intangible assets and operating losses associated with discontinued operations. During the current year quarter, operations include a charge of $879,578 associated with the write-down of intangible assets relating to the Company's Philadelphia based ancillary service businesses. The net loss from continuing operations, exclusive of this write-down for the current year quarter, is reported as ($370,242), compared to ($476,761) for the prior year quarter.

      For the nine month period ended September 30, 1998, the Company reports a net loss of ($1,866,882) compared with a net loss of ($10,769,547) reported for the prior year period. The substantial loss reported for the prior period results largely from the write-down of intangible assets and operating losses associated with discontinued operations. During the prior year period, operations associated with the Company's continuing business reported a loss of ($2,822,899). This reflects a decrease in the net loss from continuing operations of ($956,017) or 34% compared with the prior year nine month period.

      The decrease in consolidated operating losses reported over the prior year periods result from improved operating margins associated with the Company's nursing operations and certain ancillary services coupled with reductions in general and administrative costs.

      Consolidated operating revenue for the quarter ended September 30, 1998 totaling $6,387,881 compares with $ 8,623,178 for the prior year quarter, representing a decrease of $2,235,297 or 26%. The reported decrease results principally from decreased ancillary service revenue of $2,008,555 or 61% relating to the Philadelphia market area.

      Consolidated operating revenue for the nine months ended September 30, 1998 totaling $22,789,567 compares with $ 18,619,024 for the prior year period, representing an increase of $4,170,543 or 22%. The reported increase is the net result of an increase in nursing home revenue of $5,927,382 or 71% offset by the decreases in ancillary service and management revenue of $799,824 and $957,015, respectively.

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

      Consolidated operating expenses reported for the quarter ended September 30, 1998 totaled $5,790,595 or 91% of reported revenue compared with the same period during 1997 totaling $8,217,341 or 95% . Total operating expenses for the quarter ended September 30, 1998 decreased $2,426,746 or 30% compared with 1997. This net decrease in reported operating expenses for the quarter results principally from reduction of ancillary service expenses of $1,274,844 as well as a reduction in general and administrative expenses of $694,403. Reduced ancillary expenses correspond to the reduction in revenue while the decreased general and administrative expenses reflect management's continuing overhead reduction initiatives.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

      Operating margins reported from nursing home revenue for the quarter and nine months ended September 30, 1998 total $899,478 or 19% and $2,404,566 or 17%; respectively. For 1997 periods, operating margins reported from nursing home revenue for the quarter and nine months ended total $ 504,950 or 11 % and $892,513 or 11%, respectively.

      The Medicare program is changing to a prospective payment system (PPS) effective January 1, 1999 for nursing facilities. Of the four facilities owned and leased by the Company, management estimates that the effect of PPS on operations will be a reduction in associated revenue exceeding $125,000 for 1999. Management is continuing to evaluate the effect of PPS on its operations and developing operating strategies to minimize its impact.

      Operating margins reported from ancillary service revenue for the quarter and nine months ended September 30, 1998 total ($ 292,181)or 23% and $362,618 or 5%, respectively. For 1997 periods, operating margins reported from ancillary service revenue for the quarter and nine months ended total $441,530 or 9% and $970,196 or 12%, respectively. The reduced operating margins on ancillary services revenue during 1998 result principally from a decrease in Philadelphia based ancillary service volume over the prior year without a corresponding decrease in related service overhead.

      Commencing in the fourth quarter 1998, the Company is no longer generating ancillary service revenue in the Philadelphia market area. This results from the increasing loss of ancillary service contracts during 1998 and the Company's consequent decision to discontinue local operations. For the quarter and nine month period ended September 30, 1998, ancillary service revenue associated with this market totaled $924,413 and $4,963,969, respectively. In addition, operations for the quarter ended September 30, 1998 include a charge of $897,578 reflecting the write down of related intangible assets and an increase in the related accounts receivable allowance by $433,538.

      In the New England market area, ancillary service revenue associated with therapy services is expected by the Company to diminish. As a result of the adverse impact of PPS anticipated for therapy services commencing on January 1, 1999, the Company has initiated efforts to transition therapists directly to its nursing facility payrolls. Continuing therapy services rendered by the Company are expected to be more in a management and consultant capacity rather than as a direct service provider. For the quarter and nine months ended September 30, 1998, ancillary service revenue associated with therapists in New England totaled $872,466 and $3,102,375, respectively.

      General and administrative expenses reported for the quarter and nine months ended September 30, 1998 reflect the results of management's cost reduction initiatives and have decreased by $696,403 or 75% and $2,371,028 or 63%, respectively from the prior year periods. General and administrative expense reductions reported in 1998 relate principally to executive salaries and related expenses; professional fees; and, corporate office overhead.

      Other income (expense) reported for the quarter and nine months ended September 30, 1998 totals $1,865,106 and $3,647,456, respectively, representing increases of $982,508 and $2,264,852, respectively. The reported increase in other expense results principally from the third quarter write-down of intangible assets associated with Philadelphia based ancillary service business in the amount of $897,578 coupled with the increased interest expense reported over the prior year nine month period totaling $838,099. Increased interest expense relates to nursing facility acquisition financing totaling approximately $350,000 and approximately $400,000 relating to working capital and other corporate debt.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section III - Liquidity and Capital Resources

      During 1997 and 1998 the Company has been successful in reducing levels of its corporate overhead and general administrative costs. Notwithstanding such reductions, the Company has yet to generate sufficient operating margins and cash flow from continuing operations to meet the demands of its current operating obligations. Such demands principally relate to capital requirements needed to satisfy remaining corporate liabilities reported as current at September 30, 1998 and largely associated with discontinued operations and historical corporate matters. While management continues to effect reductions in corporate overhead, an expanded business base is required to support its executive management structure and the Company requires an infusion of capital in order to satisfy its short-term obligations. The Company has been unsuccessful in its independent efforts to secure financial relief from its existing creditors as well as to raise new sources of capital. The Company continues to actively consider selected opportunities involving corporate merger and acquisition prospects with third parties having expressed interest in the Company. To date, no such prospects have been formalized.

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

      At September 30, 1998, the Company reports a negative working capital position of $2,841,458 compared with a negative working capital position of $2,556,337 at December 31, 1997. The Company's negative working capital has resulted largely from having had to subsidize during 1997 working capital associated with discontinued operations as well as having had to utilize working capital reserves to settle corporate obligations associated with prior business and development activities of the Company. While continuing operations of the Company are reporting positive operating margins, the limited working capital available to the Company through its credit facilities is constraining and limits the Company's ability to effectively support existing lines of business.

      Cash and cash equivalents at September 30, 1998 and December 31, 1997 totaled $387,807 and $190,696,respectively. Unrestricted cash reported at September 30, 1998 includes $213,765 associated with nursing home operations and $174,042 reported by ancillary and management operations. Restricted cash balances reported at September 30, 1998 and December 31, 1997 reflect loan reserve funds associated with long-term debt.

      Accounts receivable at September 30, 1998 of $ 5,002,050, representing 80% of total current assets, were comprised of $3,076,446 relating to nursing home operations; $1,398,615 relating to ancillary service operations; $489,958 relating to management operations; and, $37,031 relating to corporate accounts. Accounts receivable at September 30, 1998 is reported net of an allowance for doubtful accounts of approximately $1,075,640.

      Accounts receivable at December 31, 1997 of $7,596,741, representing 78% of total current assets, were comprised of $3,958,735 relating to nursing home operations; $4,720,521 relating to ancillary service operations; and $2,300,151 relating to management operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section III - Liquidity and Capital Resources (Continued)

      For the periods ended September 30, 1998 and December 31, 1997, notes receivable result from development, financial advisory and consulting services that the Company has provided in connection with several long-term care properties. These notes receivable are formalized obligations generally subordinated to senior debt and other priority operating obligations associated with the properties. The Company is undertaking to convert certain of these notes to leasehold interest positions in the properties to which they relate. These notes are considered to be long term assets.

      Loans receivable and other assets at September 30, 1998 and December 30, 1997 totaled $2,041,983 and $414,160, respectively. Amounts reported at September 30, 1998 include accounts receivable associated with ancillary and management service revenue which the Company believes to be realizable. These accounts have been classified as long-term pending formalization of payment arrangements with the various nursing facilities to which they relate.

      Notes payable, banks and other at September 30, 1998 and December 31, 1997 totaled $3,782,298 and $5,638,262, respectively. The reported amounts include $1,856,000 and $3,910,000, respectively, and relating to working capital financing of accounts and notes receivable and associated with the Company's nursing home operations and ancillary services business. The working capital availability under these financing arrangements is limited by the level of associated accounts receivable collateral and restrictive terms determining the advance rate of funding. At September 30, 1998 and to date, these credit facilities are fully extended. The remaining amounts included in this Notes Payable, banks and other totaling $1,926,298 and $1,728,262 for 1998 and 1997, respectively, generally represent formalized corporate note obligations currently due and payable. The Company continues to seek relaxed lending arrangements and payment terms with the creditors represented by these note instruments.

      Accounts payable reported at September 30,1998 totaled $3,034,044 and includes $1,457,643 associated with nursing home operations; $731,803 relating to ancillary services; $383,695 relating to management services; and, $460,903 representing corporate accounts payable. Accounts payable reported at December 31, 1997 totaled $3,439,953 and includes $1,323,128 associated with nursing home operations; $1,160,364 relating to ancillary services; $435,212 relating to management services; and, $521,249 representing corporate accounts payable.

      Accrued expenses and other liabilities at September 30, 1998 totaled $1,606,116. Significant components include accrued payroll and related costs of $404,190; accrued expenses associated with nursing home operations of $741,050; and, accrued expenses associated with ancillary services and corporate accounts of $460,876. Accrued expenses and other liabilities at December 31, 1997 totaled $2,605,407. Significant components include accrued payroll and related costs of $335,026; accrued expenses associated with nursing home operations of $1,755,866; and, accrued expenses associated with ancillary services and corporate accounts of $514,515.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Section III - Liquidity and Capital Resources (Continued)

      Long-term debt reported by the Company at September 30,1998 and December 31,1997 includes $ 8,550,000 of mortgage indebtedness relating to two owned nursing facilities. Additional long-term debt of approximately $2,939,074 is comprised of a note purchase agreement in the amount of $1,330,574 undertaken by the Company during the first quarter of 1998 together with the reclassification of notes payable aggregating $1,608,500 to bank and other from current liabilities as a result of efforts to extend repayment terms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In view of the Company's current financial condition, the adverse determination of any of any pending litigation is reasonably likely to have a material effect upon the Company.

      Various material pending litigation matters, involving amounts in excess of $25,000, were specifically described in detail in the Company's Form 10-K for the year ended December 31m, 1997 and the Company's FORM 10-Q for the quarter ended June 30, 1998, which are incorporated herein by reference. There have been no material developments in any of such pending matters described in the Company's Form 10-K for the year ended December 31, 1997, since it was filed except as hereinafter noted; nor have been any material developments in any such pending litigation matters described in the Company's Form 10-Q for the quarter ended June 30, 1998, except as hereinafter noted:

      1. Ceneur Services, Inc. v. Iatros Health Network, Inc. et al, Civil Action No. E-71012, filed in the Superior Court of Fulton County,
            Georgia:

            In June 1998, the attorneys for Ceneur induced an Executive of Iatros to execute a Consent Judgement in favor of Ceneur in the amount of $652,243. In October 1998, after negotiations with the attorneys for Ceneur to voluntarily have this Consent Judgement vacated and dismissed proved unsuccessful, the Company filed a motion to vacate the Consent Judgement. Management believes that it has valid grounds for having the Consent Judgement set aside.

      2. Piedmont Ivy Associates, LLC v. Iatros Health Network, Inc., Civil Action No. 98ED0374185, filed in the Magistrate Court of Fulton County, Georgia.

            This is a landlord/tenant case in which the Plaintiff is seeking to collect approximately $24,478 in unpaid rent and to obtain a writ of possession for the premises occupied by Iatros in Atlanta, Georgia. The Company concluded an amicable settlement of this matter by signing an unsecured note for the amount of unpaid rent, bearing interest at the rate of 12.5 % per annum and payable in 12 principal installments of $2,039 with accrued interest payable monthly with each principal installment.

      3. Advanta Business Services Corp. v. Iatros Health Network, Inc., Civil Action No. 98-04117, filed in the Court of Common Pleas of Chester County, Pennsylvania:

            This is a collection case for $21,833 in unpaid equipment lease payments. In November 1998, the Plaintiff obtained a Judgement for $16,833.

      4. PAM Financial Corp. f/k/a First Valley Leasing, Inc. v. Iatros Health Network, Inc., Civil Action NO. 97-062555, filed in the Court of Common Pleas of Chester County, Pennsylvania:

            In August 1998, the Plaintiff was granted a judgement for $67,617 on its Motion for Partial Summary Judgement in connection with this collection suit for the amounts owed for certain equipment financed by the Plaintiff.

      5. Buyers' Marketing Services, Inc. v. Iatros Health Network, Inc. Civil Action No. 22-C-98-000692CN, filed in the Circuit Court of Wicomico County, Maryland:

            This is a collection case for approximately $38,000 for materials furnished to three long-term care facilities owned by AHF/Severn, Inc. and the development of which was coordinated by Iatros. In October 1998, the Plaintiff was granted a Judgement in the amount of $35,622, plus attorneys' fees of $5,000 and the costs of the action.

      6. Scott Schuster et al. V. Iatros Health Network, Inc and OHI Corporation, Civil Action No.97-11304-DPW, filed in the United States District Court for the District of Massachusetts:

            In October 1998, the Company's attorneys in this matter, the Atlanta based firm of Harkleroad & Hermance and the Boston based firm of Perkins, Smith & Cohen, filed a motion to withdraw as counsel to the Company. In November 1998, the Court granted such Motion and gave the Company until December 16, 1998 to retain counsel who must file an appearance by that date or default will be entered against the Defendants.

      7. Seton Hill Manor, Inc. v. Iatros Health Network, Inc., Civil Action No. JFM97-1642, filed in the Unites States District Court for the District of Maryland:

            In September 1998, the Plaintiff and the Company entered into a Joint Stipulation for Order Vacating the Confessed Judgement and Dismissing the Complaint For Confessed Judgement.

      8. Maryland Health and Higher Education Facilities Authority v. Iatros Health Network, Inc., Civil Action No. C97-39090CN, filed in the Circuit Court of Maryland for Anne Arundel County:

            On October 19, 1998, the Company filed Counterclaims against MHEFA for its wrongful misappropriation of the Security Account and for tortuous interference with the Company's contractual relationship with AHF.

            On October 22, 1998, all parties to this action agreed to enter into a mutual release of claims, cross-claims, and third-party claims, if any. Accordingly, also on October 22, 1998, the Court entered an Order of Dismissal of this action.

      9. Trinity Geriatric Center, Inc. v. Trinity Retirement Community, Inc., Maryland General Hospital Long Term Care ,Inc. Greenbriar Health Services, Inc. and Iatros Health Network, Inc., Civil Action No. 03-C97-009546, filed in the Circuit Court of Maryland for Baltimore County:

            In September 1998, the attorneys for the Company in this matter, the Baltimore based firm of Venable, Beajter & Howard, LLP, filed a motion for an Order to Withdraw its Appearance as counsel to the Company in this matter.

            Rouse& Associates v. Durant Medical, Inc., Civil Action No. 98.02620, filed in the Court of Common Pleas of Chester County,
            Pennsylvania:

            This matter was amicably settled by Durant agreeing to pay the unpaid rent and agreeing to voluntarily vacate the Premises on September 30, 1998, which it did.

      11. Neuman Distributors, Inc. v. Durant Medical, Inc., Civil Action No. 98-1285, filed in the United States District Court for the Eastern District of Pennsylvania:

            This is a collection instituted in March 1998 for $353,746, together with interest and costs, for certain pharmaceutical products and other merchandise delivered by the Plaintiff to the Company's Durant subsidiary in Malvern, Pennsylvania. In August 1998, the Plaintiff filed a Motion for Summary Judgement in the aggregate amount of $391,792 (including $27,871) in disputed service charges). The Company timely filed a Response to this Motion disputing the service charges. In September 1998, the Court entered a Judgement in favor of the Plaintiff and against Durant in the amount of $363,921.

      12. National Employer Solutions, Inc. v. Iatros Health Network, Inc., Civil Action No. E-65359, filed in the Superior Court of Fulton County, Georgia.

            In July 1998, following the occurrence of a Judgement Default, a Judgement in favor of the Plaintiff and against the Company for $459,791 was entered. In August 1998, the Plaintiff served a Summons of Regular Garnishment upon the Company's account with First Union Bank of Georgia, and the Plaintiff also served the Company with Post-Judgement Discovery, to which the Company has not yet responded. In November 1998, the Plaintiff threatened to proceed with any and all Post-Judgment remedies at its disposal to collect its Judgement, including, but not limited to, executing and levying on any stock owned by the Company and in its subsidiaries or other entities.

      12. Dennis Nooner, Jr. v. Gull Creek, Inc. and Iatros Health Network, Inc., Civil Action No. L96-1695, filed in the United States Drsitrict Court for the District of Maryland:

            In September 1998, Orders were entered granting Motions filed by the Company's attorney's in this matter, the Baltimore based firm of Veneable, Baejter & Howard, LLP and the Atlanta based firm of Harkleroad & Hermance, to Withdraw their Appearances as Counsel to the Company in this matter.

            In addition to the material pending litigation matters specifically described in the Company's Form 10K for the year ended December 31, 1997, and in the Company's 10-Q for the quarter ended June 30, 1998 the following Judgements have been entered and the following material pending litigation matters, involving amounts in excess of $25,000.00, have arisen:

            1. Dominick A. Garcia, Esquire v. Iatros Health Network, Inc., Civil Action No. 0804-0012026-98, filed in the District Court of Maryland For Baltimore County:

                  In August 1998, the Plaintiff in this matter obtained a Judgement in the amount of $4,500 for attorney fees for legal services previously rendered to the Company.

            2. OccuCare USA, Inc, v. Iatros Health Network, Inc. Civil Action No. 98-05016, filed in the Court of Common Pleas of Chester County, Pennsylvania:

                  This is a collection matter for approximately $59,000 in worker's compensation premiums allegedly owing to the Plaintiff by the Company. The Company has timely filed an answer in this matter. Management believes that the Company had credits due it that should offset, in whole or in part, the amount alleged by the Plaintiff to be owing.

            3. Ross Laboratories Div. Of Abbot Laboratories v. Durant Medical, Inc., Civil Action No. 98-CV-3934, filed in the United States District Court For the Eastern District of
                  Philadelphia:

                  In September 1998, the Plaintiff in this action obtained a Default Judgement in the amount of $143,072 for products and supplies previously sold and delivered by the Plaintiff to the Company's Durant subsidiary.

            4. Summit Services, Inc. v. OHI Corporation DBA Mary Lyons Nursing Home and Riverdale Gardens: and Iatros Health Network, Inc., DBA Buckley Nursing Home, Buckley Center For Nursing Rehabilitation and Longmeadow of Taunton, Civil Action No. 98-1776, filed in the Trial Court of Massachusetts, Superior Court Department Norfolk Division:

                  This is a collections action for $85,874 against the Company's OHI subsidiary and for $119,122 against the Company for housekeeping services provided to certain facilities operated by OHI. Answer denying liability had been timely filed. Management believes that both OHI and the Company have valid defenses to the Plaintiff's claims.

In addition to the foregoing, the Company and its subsidiaries have a number of routine pending or threatened actions involving their respective creditors, vendors, customers, former employees, and/or third persons. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management believes that the Company has valid defenses to those actions it is defending.

Given the present financial circumstances of the Company, the failure of the Company to prevail in its defense of any of the material pending litigation matters it is facing could have a material adverse impact upon the Company's financial condition and operations. Moreover, given the present financial constraints of the Company, the Company may not be able to pay all the legal expenses and associated costs necessary to vigorously defend itself.

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

            The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. Although no such preferred dividends have been declared or are currently due and payable, the Company accrues such preferred dividends because no dividends may be paid in respect of shares of the Company's Common Stock until all cumulative dividends in respect of the Company's Series A Senior Convertible Preferred Stock have been declared and paid and also because such cumulative preferred dividends carry a liquidation preference. At September 30, 1998, dividends on the Series A Senior Convertible Preferred Stock totaling $670,000 had been accrued. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock or its preferred stock other than as the Series A Senior Convertible Preferred Stock are simultaneously paid.

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


                                          IATROS HEALTH NETWORK, INC.



Dated: November 18, 1998                  By:  /s/ Joseph C. McCarron, Jr.
                                               ---------------------------

                                               Joseph C. McCarron, Jr.
                                               Executive Vice President