Form 10-K
period 1998-12-31
IATROS HEALTH NETWORK INC
filed 1999-03-31
CIK 866970

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20354

                          IATROS HEALTH NETWORK, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             23-2596710
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation of organization)                     No.)
                         4514 Travis Street, Suite 330
               DALLAS, TEXAS                              75205
  (Address of principal executive offices)             (Zip Code)

                                  214-599-9777

                 ______________________________________________
                 (Registrant's telephone number, including area
                                     code)

                            11910 Greenville Avenue
                                   Suite 300
                                Dallas, TX 75243

                 ______________________________________________
                   Former name or former address, if changed
                               since last report

                   Securities registered pursuant to Section
                               12(b) of the Act:

                                      NONE

                   Securities registered pursuant to Section
                               12(g) of the Act:
                    Common Stock, par value $.001 per share

                 ______________________________________________
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 18, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $5,526,384 based upon the closing price of $.30 on March 18, 1999. On that date, 21,069,958 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement relating to the Registrant's Annual Meeting of Shareholders scheduled to be held on April 29, 1999 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

    THIS FORM 10-K INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE JUDGMENTS BY THE COMPANY'S MANAGEMENT CONCERNING ANTICIPATED RESULTS. THESE ASSUMPTIONS AND JUDGMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
Part I
        Item 1.  Business.................................................................................           1
                 General Overview.........................................................................           1
                 Business Strategy........................................................................           1
                 Industry Background......................................................................           2
                 Business.................................................................................           3
                 Corporate Developments/Significant Transactions..........................................           4
                 Sources of Revenue.......................................................................           6
                 Competition..............................................................................           7
                 Human Resources..........................................................................           7
                 Facilities & Services....................................................................           8
                 Marketing................................................................................           9
                 Government Regulation....................................................................           9
                 Medicare and Medicaid
                 Balance Budget Act
                 Fraud and Abuse and Anti-Kickback Laws...................................................          13
                 Compliance with Environmental Laws.......................................................          14
        Item 2.  Properties...............................................................................          14
        Item 3.  Legal Proceedings........................................................................          14
        Item 4.  Submission of Matters to Vote of Security Holders........................................          15

Part II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................          16
                 Market Information.......................................................................          16
                 Dividends................................................................................          16
        Item 6.  Selected Financial Data..................................................................          18
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.....          19
                 Year 2000 Compliance.....................................................................          26
                 Effects of Inflation.....................................................................          28
                 New Accounting Standards.................................................................          28
        Item 8.  Financial Statements and Supplementary data..............................................          28
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....          28

Part III
       Item 10.  Directors and Executive Officers of the Registrant.......................................          29
       Item 11.  Executive Compensation...................................................................          29
       Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................          29
       Item 13.  Certain Relationships and Related Transactions...........................................          29

Part IV
       Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................          29

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

BUSINESS BACKGROUND

    Iatros Health Network, Inc. (formerly Gracecare Health Systems, Inc.) is a Delaware corporation, incorporated in June 1988 (the "Company") which completed its initial public offering in April, 1992. The Company's initial business activities were concentrated in providing health care services for post acute ventilator dependent and medically complex patients residing in long-term care nursing facilities.

    Commencing in July 1994, the prior management of the Company redirected operations by pursuing development, management and ancillary service opportunities involving unrelated long-term care facilities, while discontinuing operations involving specialized programs.

    Commencing in 1997, the Company began to develop long-term care operating and ancillary service opportunities.

    During the 4(th) quarter of fiscal 1998, Match, Inc., a private company controlled by Ronald E. Lusk acquired all of the outstanding shares of the Company's Series A Senior Convertible Preferred Stock from the former holder of such stock. Former management resigned making way for Mr. Lusk and a new management team to take control of the Company, which change in control included the appointment of new directors for the Company. (SEE, CORPORATE DEVELOPMENTS/SIGNIFICANT TRANSACTIONS)

    Continuing business activities of the Company include the operating of long-term care facilities, the provision of rehabilitation therapy services, and private duty staffing services. (SEE, CORPORATE DEVELOPMENT/SIGNIFICANT TRANSACTIONS)

    The Company's strategy is to: (1) expand the Company's ancillary service businesses, rehabilitation therapy business and private duty staffing services,
(2) introduce new lines of business such as a medical supply business, institutional pharmacy, DME and IV therapy services to complement existing services, (3) continue to grow through selective acquisitions, (4) form strategic alliances with other health care providers, hospitals, long-term care operators and physicians, and (5) expand the range of services it offers its patients directly, rather than contract with third party providers, through the acquisition or development of service companies.

    The Company's corporate offices are located at 4514 Travis Street, Suite 330 in Dallas, Texas 75205, having been relocated from Atlanta, Georgia during the fourth quarter of 1998 in connection with the aforementioned change in corporate control. (SEE, CORPORATE DEVELOPMENTS/SIGNIFICANT TRANSACTIONS)

BUSINESS STRATEGY

    The Company's principal objective is to provide a full range of health care services in order to address market demands created by ongoing changes in the health care delivery system, changes in patient demographics, and pressures to contain the cost of delivering care. In order to take advantage of the growth in the health care services industry, the Company's strategy is to:

EXPAND AND INTEGRATE HEALTH CARE SERVICES OFFERED

    The Company intends to further diversify the ancillary health care services it offers. Specifically, during the 1(st) quarter of fiscal 1999, the Company acquired Trinity Rehab, Inc. ("Trinity") an all private pay rehabilitation therapy company that operates in Texas and Oklahoma. In addition, the Company expanded the services it provides with the acquisition of a private duty staffing service, operated by its subsidiary, Volunteer Medical Acquisition Corporation ("Volunteer Medical"), (see, Corporate Developments/Significant Transactions).

CROSS SELLING BROAD SERVICE OFFERING

    The Company intends to cross-sell the variety of services and products provided by its business units. The Company will begin to market the healthcare services it provides to existing and newly acquired operations, as well as to health care providers with which it currently does business.

CONCENTRATE LONG-TERM CARE OPERATIONS IN TARGETING GEOGRAPHIC AREAS

    To realize operating efficiencies and growth opportunities, the Company intends to continue to concentrate its long-term care operations in the New England region of the United States. The Company believes that concentration of its long-term care facilities within selected geographic areas (a) provides a platform from which it can introduce and expand its ancillary services, (b) enhances the development of stronger local referral sources through concentrated marketing efforts, and (c) facilitates the establishment of effective working relationships with regulatory and legislative authorities in the states in which the Company operates long-term care facilities. This is consistent with the Company's philosophy that long-term care is a localized and market sensitive business.

EXPAND THROUGH ACQUISITION

    The Company intends to expand its operations through selective acquisition in targeted geographic areas of providers of ancillary health care services and products and long-term care facilities. Management believes such acquisitions provide opportunities to realize operating efficiencies through (a) margin improvement from enhanced utilization of rehabilitation therapy services and other health care services offerings, (b) expansion and/or introduction of new services and businesses such as institutional pharmacy services, (c) potential to increase business by providing additional product offerings, and (d) potential for seizing economies of scale with respect to suppliers and purchasing programs.

DEVELOP REHABILITATION NETWORKS

    Iatros intends to further develop rehabilitation networks by targeting geographic locations where regional coverage, combined with the ability to provide additional services in concert with existing contracts and facilities will strengthen its operating position.

EXPAND PRIVATE DUTY STAFFING SERVICES

    The Company's strategy is to expand its newly acquired private duty staffing business to take advantage of healthcare payors' increased focus on having healthcare provided in the lowest-cost setting possible and patients' desire to be treated at home. The Company believes that the nation's aging population when combined with advanced technology can allow more healthcare procedures to be performed effectively in the home care setting. The Company currently provides private duty staffing services in the state of Rhode Island through Volunteer Medical, its private duty staffing subsidiary acquired in 1999.

INDUSTRY BACKGROUND

    The long-term care industry encompasses a broad range of health care services for patients with medically complex needs who can be cared for outside of acute care hospitals. The Company believes that it is well positioned to create a health care delivery system in the geographic region it serves by capitalizing on favorable industry trends, which include the following:

COST CONTAINMENT INITIATIVES

    In response to rapidly rising costs, governmental and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. These third party payors have implemented strong case management and utilization review procedures. In addition, traditional private insurers have begun to limit reimbursement to predetermined "reasonable charges," while managed care organizations such as health maintenance organizations and preferred provider organizations are attempting to limit hospitalization costs by monitoring and reducing hospital utilization and by negotiating discounted rates for hospital services or fixed charges for procedures regardless of length of stay. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for specialty healthcare services or nursing care. The Company provides such necessary care through its long-term care facilities.

DEMOGRAPHIC TRENDS

    According to the U.S. Bureau of the Census (the "Census Bureau"), 1997 Statistical Abstract of the United States, approximately 12.7% of the U.S. population, or approximately 33.9 million people, are over the age of 65. Furthermore, research indicates that the likelihood of using a nursing home increases with advanced age (65 years and older). In addition, the Census Bureau further estimates that both the 65-84 and 85+ age groups will increase dramatically through 2050 as the "Baby-Boomer" generation ages. Specifically, the percentage of the total national population represented by those people in the 65-84 category is expected to increase from 11.3% in 1996 to 17.6% in the year 2030, before falling to 15.4% in 2050, while the 85+ age group is expected to rise from 1.4% in 1996 to 2.4% in 2030 and to 4.6% by 2050, more than triple the 1996 numbers. As the elderly population in the United States continues to increase, the Census Bureau estimates that the number of nursing facility residents will also increase from 1.7 million in 1996 to 5.7 million in 2030.

ADVANCES IN MEDICAL TECHNOLOGY

    Advances in medical technology have increased the life expectancy of a growing number of patients who require a high degree of care traditionally not available outside acute care hospitals. For such patients, home health care often is not a viable alternative because of the complexity of medical services and equipment required. As a result, the Company believes that there is an increasing need for care facilities that provide 24 hour-a-day supervision and specialty care at a significantly lower cost than traditional acute care and rehabilitation hospitals.

INDUSTRY CONSOLIDATION

    Recently, the industry has been subject to competitive pressures that have resulted in a trend towards consolidation of smaller local operators into larger more established regional or national operators. The increasing complexity of medical services, growing regulatory and complex requirements and increasingly complicated reimbursement systems have resulted in consolidation of small operators who lack the sophisticated management information systems, geographic diversity, operating efficiencies and financial resources to compete effectively.

BUSINESS

    The Company provides a broad range of long-term care services to the elderly including skilled nursing, assisted living, and ancillary health care services. As of December 31, 1998, the Company operates nine facilities including seven nursing facilities containing 738 licensed beds and two assisted living facilities containing 102 units. The properties are located in the States of Massachusetts and New Hampshire. The assisted living facilities are located on the sites of two existing nursing facilities operated by the Company. In comparison, at December 31, 1997, the Company operated twelve facilities comprised of ten nursing homes containing 1,129 licensed beds and two assisted living facilities containing 102 units. The Company currently owns two nursing facilities, leases two nursing facilities (with options to purchase) and manages the remaining facilities. The Company intends to convert its managed facilities into ownership or leasehold positions.

NURSING FACILITY SERVICES

    The nursing homes operated by the Company provide basic health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services and nursing services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to attract patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. During 1998, the Company terminated such third party contract arrangements and now provides related services directly.

ASSISTED LIVING FACILITY SERVICES

    Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a far more independent and less institutional setting. Generally, basic care and support services can be more cost effective in an assisted living facility than either in a nursing facility or through home health care assistance.

REHABILITATION THERAPY SERVICES

    The Company provides a comprehensive range of rehabilitation therapy services including physical, occupational and speech therapy services to skilled nursing facilities and general acute care hospitals through Trinity. As of March 31, 1999, Trinity provided these services through 131 private pay contracts in the states of Texas and Oklahoma.

PRIVATE DUTY STAFFING SERVICES

    The Company operates Volunteer Medical, a recently acquired private duty staffing subsidiary located in Providence, Rhode Island (SEE, CORPORATE DEVELOPMENT/SIGNIFICANT TRANSACTIONS). The Company employs certified nursing assistants and therapists who provide private duty staffing services to skilled nursing facilities, general acute care hospitals and home care services to homebound clients.

CORPORATE DEVELOPMENTS/SIGNIFICANT TRANSACTIONS

    Significant transactions/corporate developments completed by the Company or its wholly owned subsidiaries during Fiscal Year 1998 included the following:

    During January, 1998, the Company purchased a note instrument in the principal amount of $1,475,000 from National Health Investors, Inc. ("NHI"), a third party lender with whom the Company has extensive business relationships. The note purchase financing was provided by NHI with collateral and security relating to nursing facilities owned and operated by the Company in New England and financed by NHI. The loan agreement with the purchase financing has a maturity date of April 1, 2007, requires monthly payments of principal and interest at 10.5% per annum and amortizes over a period of twenty-five years. The note instrument acquired by the Company is secured by a subordinated mortgage position on a nursing facility which was owned by a not-for-profit entity and which was previously managed by the Company. The note instrument acquired by the Company is non-performing and has no carrying value at December 31, 1998 and was written off in the fourth quarter of 1998.

    On May 5, 1998, the Company received a management termination notice from the owner of three nursing facilities representing 391 beds located in the State of Massachusetts. The Company continued to operate the facilities through October 7, 1998 under an at-risk contract management arrangement pending conversion to a lease. This cancellation notice resulted from the Company's not obtaining appropriate licensure to operate the facilities from the State of Massachusetts. Effective on October 8, 1998, the Company engaged a third party to assume full management responsibilities for the facilities. This action resulted from the Company's decision not to further pursue the leasehold proposal offered from the property owners. The approximate annual management fee represented by this management contract was $680,000.

    During the third quarter of 1998, ancillary service contracts relating to several nursing facilities located in the Philadelphia market area were terminated. These facilities represented a material portion of the Company's business base in this area. As a result of this development, the Company has ceased its unprofitable operations in this market and is in the process of liquidating its residual business interests.

    During 1997 and 1998, DVI Business Credit ("DVI") extended a revolving line of credit (the "Loan") to the following subsidiaries of the Company, which Loan was secured by all such subsidiaries' accounts receivable and guaranteed by the
Company: IHN Therapy Works, Inc. (fka Iatros Therapy Corporation), IHN Rehabcare, Inc., Champion Rehab, Inc., and Durant Medical, Inc., (dba Gatti-Durant Pharmacy Services and as Durant Pharmacy Services). In September 1998, DVI declared the loan in default, elected to terminate all future advances under the Loan, and accelerated payment of the existing indebtedness owed under the loan. As a result of these actions, the Company has closed all operations of the affected subsidiaries and is in the process of orderly liquidating the assets. The Company has informed all of the employees and creditors of these affected subsidiaries that all proceeds from such liquidations will be utilized to make distributions in the same priority and in the same proportions as if the affected subsidiaries were being liquidated in a Chapter 7 bankruptcy proceeding. At December 31, 1998, the DVI loan obligation totaled $775,555. In addition, the liabilities represented by unsecured creditors associated with the related ancillary services business totaled $1,126,365. The accounts receivable associated with the related ancillary services business was fully provided for at December 31, 1998.

    On November 17, 1998, Match, Inc. ("Match"), a corporation wholly owned by Mr. Ronald E Lusk, acquired 533,333 shares of the Preferred Stock, representing 100% of the issued and outstanding shares of that class of stock, for a purchase price of $1 million. The shares were acquired in a private transaction from The Presbyterian Foundation for Philadelphia, Inc. (the "Presbyterian Foundation") at a price per share of $1.875. The $1.0 million purchase price was paid partly in cash ($200,000) and partly in the form of a non-recourse, non-interest bearing promissory note from Match to the Presbyterian Foundation for $800,000, payable in semi-annual installments over two years and secured by a pledge of the purchased Preferred Stock. The source of the funds was from Match's working capital, which was provided through an investment by Mr. Lusk from his personal funds. The terms of the Preferred Stock provide that at any time that cumulative dividend on the Preferred Stock remain in arrears for more than two quarters, the owners of the Preferred Stock will have the right to elect, voting as a separate class, one additional director to the Board. The holders of the Preferred Stock will have the right to elect an additional director each time the dividends remain in arrears for two additional quarters, except that the maximum number of directors the holders of the Preferred Stock may elect, voting as a separate class, will be seven. Since the Company had not paid dividends on Preferred Stock, Match, as sole holder of the Preferred Stock, had the right to elect up to seven members of the Company's Board of Directors. On November 17, 1998, in accordance with the rights granted to holders of the Preferred Stock, Match executed a consent of sole holder of the Preferred Stock expanding the size of the Board from three to seven by electing Mr. Lusk, Robert L. Woodson, III, Albert Sousa and Joe C. Williams, Jr. to the Board. At a meeting of the Board of Directors on the same day, the Board appointed Mr. Lusk as Chairman of the Board. Under the terms of the Stock Purchase Agreement and the Stock Pledge Agreement between Match and the Presbyterian Foundation, the Presbyterian Foundation would re-acquire all rights with respect to the Preferred Stock owned by Match, including the rights to vote and dispose of the Preferred Stock, in the event that Match defaults on its obligations under its promissory note to the Presbyterian Foundation or the Stock Pledge Agreement.

    On November 20, 1998, Reginald D. Strickland, the then President and Chief Executive Officer of the Company, resigned and the Board of Directors appointed Mr. Robert L. Woodson, III as President and Chief Executive Officer of the Company.

    On November 24, 1998, the Company closed the corporate office in Atlanta, Georgia and relocated Iatros' corporate headquarters to Dallas, Texas.

EVENTS SUBSEQUENT TO DECEMBER 31, 1998

    On January 7, 1999, the Company terminated its relationship with Asher & Company, Ltd. ("Asher & Company") as the Company's independent certified public accountants.

    On January 11, 1999, the Board of Directors of the Company approved the engagement of Weaver and Tidwell L.L.P. ("Weaver and Tidwell") as the Company's independent certified public accountants to audit the Company's consolidated financial statements.

    On February 3, 1999, pursuant to a credit agreement entered into between the Company and Match, Match provided the Company with a line of credit with an aggregate principal amount not to exceed $1,000,000 ("Line of Credit"). The Line of Credit will be used for the operation of the Company's business, to settle certain claims and any other general corporate purpose permitted by the Company's articles of incorporation and applicable law. The Line of Credit bears an interest rate equal to the annual commercial prime rate charged by Chase Manhattan Bank plus 1%. As collateral for the Line of Credit, the Company has pledged the outstanding and issued stock of OHI Corporation (dba "Oasis Healthcare"), the Company's wholly-owned subsidiary. To date, this credit facility has been fully utilized by the Company for working capital purposes, principally in settling corporate creditor claims.

    On March 17, 1999, the Company consummated a transaction, effective February 15, 1999, pursuant to which it acquired 1,000 shares of the common stock of Trinity, representing all the outstanding stock of Trinity (the "Trinity Shares"). The purchase price of the Trinity Shares was $1,495,703, plus 100,000 shares of the Company's common stock. Trinity is a provider of rehabilitation services that operates in the states of Texas and Oklahoma, providing physical, occupational and speech therapy services to long-term providers and acute hospitals through 131 private pay contracts. In connection with this transaction, the Company issued and delivered to the seller a promissory note in the amount of $1,495,703 payable in monthly installments over a five-year period starting March 1, 1999, secured by a pledge of the Trinity Shares acquired by Company in the transaction. The monthly payments on the promissory note will be made out of the Company's operating funds.

    On February 17, 1999, the Company purchased certain assets of a private nursing services company, which the Company then transferred to Volunteer Medical. As consideration for the purchase of the assets, the Company assumed liabilities of approximately $16,000 associated with the purchased assets. The Company believes that revenues in 1999 will be approximately $550,000.

SOURCES OF REVENUE

    The Company derives all of its revenues from private pay patients, non-affiliated long-term care facilities and public funding through Medicare, Medicaid, the Veterans' Administration and other government programs.

    The Company's charges for private pay patients are established by the Company from time to time and the level of such charges is generally not subject to regulatory control. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenues. The private pay classification includes revenues from sources such as commercial insurers and health maintenance organizations. The Company bills private pay patients and rehabilitation therapy customers (or their insurers or health maintenance organizations) for services rendered on a periodic basis no less frequently than monthly. These billings are due and payable upon receipt. The Company typically receives payments on a current basis from individuals and within thirty to sixty days of billing from commercial insurers and health maintenance organizations.

    Under the Medicare program and some state Medicaid programs, the Company's long-term care facilities are periodically paid in amounts designed to approximate the facilities' reimbursable costs or the applicable payment rate. Actual costs incurred are reported by each facility annually. Such cost reports are subject to audit, which may result in upward or downward adjustment of Medicare payments received. Most of the Company's Medicaid payments are prospective payments intended to approximate costs, and normally no retroactive adjustment is made to such payments. However, under certain of the Company's ancillary businesses, the Company's Medicare reimbursement is either on a fee screen or fee for service basis. The Company is generally paid for these services within sixty to ninety days.

    For 1998, the Company's revenue mix associated with its nursing operations was 23% from private pay sources; 61% from Medicaid sources; and 16% from Medicare sources. The nursing facility occupancy levels generally exceed 93%.

COMPETITION

    The long-term healthcare industry is segmented into a variety of competitive areas, which market similar services. These competitors include nursing homes, hospitals, extended care centers, assisted living facilities, retirement centers and communities and home health and hospice agencies. The Company's facilities historically have competed on a local basis with other long-term care providers, and the Company's competitive position will vary from center to center within the various communities it serves. Significant competitive factors include the quality of care provided, reputation, location and physical appearance of the long-term care facilities and, in the case of private pay residents, charges for services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's facilities covered by Medicaid and Medicare as well as the location and physical condition of its facilities will significantly affect its competitive position in its markets. Competition in the rehabilitation services markets ranges from small local operators to companies that are national in scope and distribution capability.

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

HUMAN RESOURCES

    As of March 31, 1999, the Company had 1,150 employees associated with nursing facility operations and management personnel, 152 in its Trinity operations and 33 associated with Volunteer Medical. The Company's strategy is to insure that it has good employee relations. There are no collective bargaining agreements existing within the Company.

    Although the Company believes it is able to employ sufficient personnel to staff its facilities adequately, a shortage of therapists or nurses could adversely affect the ability of the Company to attract and retain qualified professional health personnel or could increase the Company's labor costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees.

FACILITIES AND SERVICES

OPERATIONS

    The Company currently operates seven (7) nursing facilities with 738 licensed beds and two (2) assisted living facilities with 102 units as set forth below:

NURSING
FACILITIES                                                                                                      BEDS
----------------                                                                                                -----
Owned             John Adams Nursing Home--Quincy, MA......................................................          71
                  Longmeadow of Taunton--Taunton, MA.......................................................         100
                                                                                                                    ---
                                                                                                                    171

Leased            Buckley Nursing & Retirement--Holyoke, MA................................................         102
                  Buckley Nursing Home--Greenfield, MA.....................................................         120
                                                                                                                    ---
                                                                                                                    222

Managed           Epsom Manor--Epsom, NH...................................................................         108
                  Villa Crest Nursing Center--Manchester, NH...............................................         123
                  Maple Leaf Health Care Center--Manchester, NH............................................         114
                                                                                                                    ---
                                                                                                                    345

                                                                                                      TOTAL         738
                                                                                                                    ---

ASSISTED LIVING FACILITIES                                                                                     UNITS
----------------------------------------------------------------------------------------------------------     -----
Managed           Heartland Place--Epsom, NH..............................................................          60
                  Villa Crest Retirement--Manchester, NH..................................................          42
                                                                                                                   ---
                                                                                                     TOTAL         102
                                                                                                                   ---

REHABILITATION THERAPY SERVICES

    The Company provides a comprehensive range of rehabilitation therapy services including physical, occupational and speech therapy services to long-term care facilities and general acute care hospitals through 131 all private pay contracts in the states of Texas and Oklahoma.

PRIVATE DUTY STAFFING SERVICES

    As of February 17, 1999, the Company though its subsidiary, Volunteer Medical, operates a private duty staffing agency located in Providence, Rhode Island.

MARKETING

    The Company's sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix at a local level. Management believes that the long-term care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. The Company's marketing plan emphasizes the role and performance of the administrator and social services director of each nursing facility and the administrator of each assisted living facility, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. The Company's regional managers and corporate staff assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources. In addition to soliciting admissions from these sources, management emphasizes involvement in community affairs in order to promote a public awareness of the Company's nursing facilities and assisted living facilities and their services. The Company also promotes effective customer relations and seeks feedback through family and employee surveys.

    The Company has initiated an internally-developed marketing program that focuses on the identification and provision of services needed by the community. The program assists each facility administrator in analysis of local demographics and competition with a view toward complementary service development. The Company believes that the primary referral area in the long-term care industry generally lies within a five-to-fifteen-mile radius of each facility depending on population density; consequently, local marketing efforts are more beneficial than broad-based advertising techniques.

GOVERNMENT REGULATION

    The long-term health care industry is subject to extensive federal, state and, in some cases, local regulation with respect to reimbursement, licensing, certification and health planning, conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, addition of new services and certain capital expenditures. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of the Company and the facilities managed or operated by the Company. Failure to comply with regulatory requirements could also result in restrictions on admissions, the revocation of licensure, de-certification or the closure of the facilities operated by the Company.

    The operation of a long-term health care facility is licensed by the Department of Health or other agency of the jurisdiction in which it is located and, if the facility participates in the Medicare or Medicaid programs, certified by the U.S. Department of Health and Human Services ("HHS"). Other state and local agencies may have regulatory authority over certain facility matters. Operators of such facilities are also subject to various federal, state, and local environmental laws.

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

    The Company believes that the facilities it operates are in material compliance with the various state licensing, Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company may receive notices of alleged deficiencies at the facilities for failure to comply with various regulatory requirements. The Company reviews such notices in an expeditious manner and assists the facility personnel in filing and implementing appropriate plans of corrective action. In most cases, the Company, and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new residents to the facility, suspension or de-certification from participation in the Medicare or Medicaid Program and, in extreme circumstances, revocation of a facility's license. These actions would adversely affect a facility's ability to meet operating costs. Additionally, conviction of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. It is not possible to predict the content or effect of future legislation and regulations affecting the health care industry.

    Various aspects of the Company's business are regulated by the Federal government and by the states where the Company has operations. Regulatory requirements affect the Company's business activities by controlling growth, requiring licensure and certification for the Company's facilities and healthcare services, and controlling reimbursement for services provided.

    MEDICARE AND MEDICAID: The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. All of the Company's nursing facilities are licensed under applicable state law and are certified or approved as providers under Medicare and state Medicaid programs, as applicable.

    COST BASED REIMBURSEMENT: The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities, long-term acute care ("LTAC") hospitals and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") discussed below, Medicare is phasing-in a prospective payment system ("PPS") for skilled nursing facilities and home health services starting with cost reporting periods beginning on or after July 1, 1998.

    Medicare revenues and Medicaid reimbursement rates have historically been determined from annual cost reports filed by the Company which are subject to audit by the respective fiscal intermediaries and agencies administering the programs. The audits generally focus on the reasonableness and necessity of the costs incurred by providers. Adjustments to the Company's cost reports historically have not had a material adverse effect on its operating results. However, there can be no assurance that future adjustments to such costs reports will not have a material adverse effect on the Company's operating results. The Company files routine cost limit exception requests with respect to cost reporting periods prior to the implementation of PPS for the facilities which exceed the limits and fit the criteria as exception candidates. The Company benefits from these exceptions, and generally exception requests have been approved. However, there can be no assurance that any such pending or future requests for the routine cost limit exception will be granted.

    BALANCED BUDGET ACT--MEDICARE: The Balance Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the new law required the establishment of a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The PPS system is being phased in over three costs reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented fee screens with respect to Medicare Part B therapy services, which became effective January 1, 1999. These rates were published in November 1998 and revise the reimbursement methodology with respect to these services from cost-basis to a set fee. The Balanced Budget Act also imposed a per beneficiary cap of $1500 per provider for therapy service provided, also effective January 1, 1999. The Balanced Budget Act also instituted consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care are made to the facility regardless if whether the item or service was directly furnished by the facility or by others under arrangement. While this provision was to be effective for items or services furnished on or after July 1, 1998, it has been delayed indefinitely.

    On May 12, 1998, the Health Care Financing Administration ("HCFA") released the nursing home PPS rates for skilled nursing facilities that were in effect from July 1, 1998 through September 30, 1998. As of January 1, 1999 all of the Company's facilities were operating in accordance with PPS. PPS has resulted in more intense price competition and lower margins among ancillary service providers. However, while the Company believes that PPS will also provide opportunities for efficiently operated, low cost providers to achieve economies of scale, there can be no assurance that the Company will be successful in reducing its costs of services below the PPS reimbursement rates or the Medicare Part B therapy fee screen rates.

    BALANCED BUDGET ACT--MEDICAID: The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Significantly, the law repealed the Boren Amendment which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by an efficiently and economically operated providers. There can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. However, no assurance can be given that these provisions will not have an adverse effect on the Company in order to meet quality and safety standards. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states' waiver provisions ultimately will not change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

    FUTURE REFORM: Healthcare reform remains an issue for healthcare providers. Many states are currently evaluating various proposals to restructure the healthcare delivery system within their respective jurisdictions. It is uncertain at this time what legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. Management anticipates that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. Management is unable to predict the ultimate impact of any future state restructuring of the healthcare system, but such changes could have a material adverse impact on the results of operations, financial condition and prospects of the Company.

    The Company expects Congress to continue to consider measures to reduce growth in Medicare and Medicaid expenditures. The Company cannot predict at this time whether any additional measures will be adopted or if adopted and implemented what effect such proposals would have on the Company. There can be no assurance that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover costs of patients eligible for reimbursement pursuant to such programs.

    MEDICARE

    The Medicare program is a federally-administered and financed program which provides health insurance protection to qualified individuals over the age of 65 and the chronically disabled. This program has been a retrospective reimbursement system that is based on a prior period's cost report filed with a

Medicare intermediary. In 1997, Congress passed the Balanced Budget Act which provides for a phase-in of a prospective payment system for skilled nursing facilities over three cost reporting periods, effective for the Company in January 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate.

    Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under Medicaid and Medicare programs in favor of a single "nursing facility" standard. This standard has required the Company to have at least one registered nurse on each shift and has increased training requirements for nurse's aide by requiring a minimum number of training hours and a certification test before a nurse's aide may commence work. States also must certify that nursing facilities provide skilled care in order to obtain Medicare reimbursement. OBRA has also increased the enforcement powers of state and federal certification agencies. Additional sanctions have been authorized including fines, temporary suspension of admission of new patients to nursing facilities, de-certification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a nursing facility's license.

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

    There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of HHS, the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities. Although, to its knowledge, the Company is not currently the subject of any investigation which is likely to have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that the Company will not be the subject of investigations or inquiries in the future.

    The Medicare program has published certain "Safe Harbor" regulations, which describe various criteria and guidelines for transactions, which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some health care providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes.

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

    MEDICAID

    The Medicaid program is a state-administered program financed by state and matching federal funds. The program provides for federal assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Currently, certain states including Massachusetts and New Hampshire have Medicaid reimbursement plans, which are prospective systems of reimbursement. Under a prospective system, per diem rates are established based on cost of services provided for a prior year, and are adjusted to reflect such factors as inflation.

FALSE CLAIM REGULATION.

    False claims to the Medicare or Medicaid program for services not rendered or misrepresenting services actually rendered in order to obtain higher reimbursement are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments: offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under Health Insurance Portability and Accountability Act of 1996, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which is defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a QUI TAM action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. Failure to comply with such laws could have a material adverse effect on the Company.

FRAUD AND ABUSE AND ANTI-KICKBACK LAWS

    The Medicare and Medicaid Patient and Program Protection Act of 1987 (the "MMPPPA") provided authority to the Office of Inspector General of HHS to exclude a person or entity from participation in Medicare or state health care programs if it is determined that the party is engaged in a prohibited scheme involving direct or indirect payments or fee-splitting arrangements designed to pay remuneration in exchange for referrals. The legislation prohibiting payments for referrals is general and has been construed broadly by the courts. Other possible sanctions for violations of the aforementioned restrictions include loss of licensure, and civil or criminal penalties.

    Various federal and state laws regulate the relationship between providers of health care services and other health care providers in a position to make or influence referrals. These laws include the fraud and abuse provisions of the federal Medicare/Medicaid laws and similar state statutes (the "Fraud and Abuse Laws"). These prohibit the payment, receipt, solicitation or referring of any direct or indirect remuneration, in cash or in kind, intended to induce the referral of a Medicare/Medicaid patient for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions carry criminal and civil penalties, including exclusion from participation in the Medicare and Medicaid programs. The Federal government in various judicial and administrative decisions, has interpreted these provisions broadly to include the payment of anything of value to influence a referral of a Medicare or

Medicaid beneficiary. The Federal agencies responsible for administering the statutes have published regulations establishing "safe harbors" applicable to certain business arrangements between entities that otherwise might be subject to the Fraud and Abuse Laws. Nevertheless, the interpretations and applications of the broadly worded Fraud and Abuse Laws by governmental authorities cannot be predicted or guaranteed.

COMPLIANCE WITH ENVIRONMENTAL LAWS

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

ITEM 2. PROPERTIES

    The Company leases 7,320 square feet of office space in the following properties representing an aggregate monthly lease payment of $10,260 (rates and square footage approximate): (1)5,034 square feet for its executive offices in Dallas, Texas at a rate of $7,761 per month, with term ending January 2003,
(2)2,286 square feet for its New England operations office in Bedford, New Hampshire at rates of $2,500 per month increasing to $3,500 per month over a three-year term ending October 31, 2000. The Company's leases generally include taxes and insurance.

    During 1998, the Company vacated leased office premises associated with its ancillary services businesses located in the Philadelphia and Massachusetts market areas as well as its corporate office lease in Atlanta, GA. The Company satisfied its lease obligations associated with ancillary services during 1998 and expects to settle the corporate lease obligations during 1999.

    The Company is obligated under several capital lease obligations for equipment purchases. The aggregate obligation associated with such lease arrangements is approximated at $200,000.

    The Company owns two long-term care nursing facilities located in Taunton and Quincy, Massachusetts having a combined total of 171 beds. The Company acquired these existing properties during May 1997 for a purchase price of $7,600,000. In connection with this purchase acquisition, the Company recorded mortgage debt totaling $8,550,000 which amount includes loan reserves of approximately $470,000.

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

ITEM 3. LEGAL PROCEEDINGS

1. LEMIRE ENTERPRISES, INC. ET AL V. IATROS HEALTH NETWORK, INC. ET AL, CIVIL ACTION NO. 98-E-0470, IN THE SUPERIOR COURT OF THE STATE OF NEW HAMPSHIRE, HILLSBOROUGH.

    In December 1998, the Company was named as a defendant in a collection case involving a payment guarantee it had provided for certain seller note obligations associated with four long-term care facilities for which it had secured a long-term management contract commencing in 1996. The owner of the properties has defaulted on the payment of such note obligations, which aggregate approximately $1,500,000, and, as a result, the note holder has sought relief against the Company's payment guarantee. The Company has initiated settlement discussions with the relevant parties which discussions contemplate a change in the ownership interests in the properties and, in connection therewith, settling the seller interests. The Company expects this matter to be settled and does not anticipate such settlement to require any performance under its payment guarantee obligation.

2. SCOTT SCHUSTER ET AL. V. IATROS HEALTH NETWORK, INC. AND OHI CORPORATION, Civil Action No. 97-11304-DPW, filed in the United States District Court for the District of Massachusetts.

    Scott Schuster became an employee of OHI Corporation ("OHI"), which is a wholly-owned subsidiary of Iatros, in the Spring of 1996 contemporaneous with the merger of Schuster's company, Oasis Healthcare, Inc., with and into OHI. In the Spring of 1997, Schuster made an offer to buy OHI from the Company.

    In June 1997, after his purchase offer was rejected by the Company, Schuster filed suit against the Company and OHI seeking to acquire such subsidiary, to be paid additional incentive compensation, and for damages in connection with various alleged misrepresentation in connection with the merger. Schuster claims he is entitled to more than 3.5 million shares of Iatros's common stock, plus approximately $1.0 million in damages.

    In July 1997, the Court denied Schuster's motion for an order to prevent the Company from consolidating OHI's financial functions and from terminating Schuster's employment for cause.

    The Company is continuing to pursue its claims against Schuster, as well as against all allegations made by Schuster in this action. Discovery has been concluded, and a May 1999 trial date has been set. Management believes that the Company has valid defenses against all allegations made by Schuster in this action, as well as valid counterclaims against Schuster.

OTHER LITIGATION

    In addition to the foregoing pending actions, the Company and its subsidiaries have outstanding a number of other routine actions such as collection matters, landlord/tenant disputes and labor matters, as well as a number of threatened actions, involving creditors, vendors, customers, former employees, and/or other third persons. The Company is attempting to reach settlement in certain of these matters and continues to defend itself in other matters. With respect to all actions that the Company is not attempting to settle, management believes that the Company has valid defenses to such actions.

    Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 1998. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. Given the present financial constraints of the Company, the Company may not be able to pay all the legal expenses and associated costs necessary to defend itself or to respond to adverse judgements, should they occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Nothing to report.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    In September 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("NASDAQ") that, effective with the close of business on September 25, 1998, the Company's common stock would be de-listed from NASDAQ for the following reasons:
(1) the Company's common stock did not meet the $1.00 minimum bid price requirement set forth in NASD Marketplace Rule 4310(c)(4), and (2) the Company did not meet the net tangible assets/market capitalization/net income requirements set forth in NASD Marketplace Rule 4310(c)(2). The Company's stock is now quoted on the OTC Bulletin Board under the symbol "IHNI".

    The following table sets forth the high and low sales price as determined from NASDAQ for the Common Stock for the periods indicated.

                                  COMMON STOCK

FISCAL 1999                                                                      HIGH        LOW
                                                                               ---------  ---------
First Quarter (through March 18, 1999).......................................             /32          5/32

FISCAL 1998
First Quarter................................................................             /32          5/16
Second Quarter...............................................................            /16          3/32
Third Quarter................................................................            /16          5/16
Fourth Quarter...............................................................            /16          1/32

FISCAL 1997
First Quarter................................................................          23/8         11/4
Second Quarter...............................................................          11/2          17/32
Third Quarter................................................................          1  /32          29/32
Fourth Quarter...............................................................          1           7/16

FISCAL 1996
First Quarter................................................................          93/8         51/2
Second Quarter...............................................................          55/8         31/2
Third Quarter................................................................          45/8         23/8
Fourth Quarter...............................................................          3 /16         11/2

    The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by NASDAQ and the OTC Bulletin Board and rounded to the nearest 1/32 are indicated above. These are inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

    According to the Company's Stock Transfer Agent as of March 18, 1999, there were approximately 3,927 holders of record of the Company's Common Stock.

DIVIDENDS

    The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 1998, dividends on the Series A Senior Convertible Preferred Stock totaling $710,000 were in arrears. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock at any such time that dividends due on the Series A remain in arrears. The size of the Board may be increased by 1 director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full. Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board by 7 members. (see, Corporate Developments/ Significant Transactions)

ITEM 6. SELECTED FINANCIAL DATA

                             SUMMARY FINANCIAL DATA
                          IATROS HEALTH NETWORK, INC.
                     (IN DOLLARS, EXCEPT NUMBER OF SHARES)

YEAR ENDED DECEMBER 31                           1998            1997            1996           1995           1994
------------------------------------------  --------------  --------------  --------------  -------------  -------------
STATEMENT OF OPERATIONS:
Routine Revenues..........................  $   27,138,027  $   25,512,540  $   11,261,119  $  11,017,865  $   2,331,786
Routine Operating Expense.................  $   25,886,352  $   26,204,750  $   13,316,234  $   7,441,146  $   4,015,254
Routine Operating Income (Loss)...........       1,251,675  $     (692,210) $   (2,055,115) $   3,576,719  $  (1,683,468)
Income (Loss) from Continuing
  Operations..............................  $  (11,919,706) $  (11,093,116) $   (4,240,680) $   3,343,439  $    (943,658)
Income (Loss) from Discontinued
  Operations..............................                  $   (7,117,226) $   (6,073,881) $     311,749  $    (252,951)
Net Income (Loss).........................  $  (11,919,706) $  (18,210,342) $  (10,314,561) $   3,655,188  $  (1,196,609)
Basic Earnings (Loss) Per Share...........
Continuing Operations.....................  $         (.58) $         (.67) $         (.32) $         .35  $        (.16)
Discontinued Operations...................  $     --        $         (.43) $         (.43) $         .04  $        (.04)
                                            --------------  --------------  --------------  -------------  -------------
                                            $         (.58) $        (1.10) $         (.75) $         .39  $        (.20)
Weighted Average Shares of Common Stock
  and equivalents outstanding.............      20,969,958      16,666,375      13,946,359      9,002,561      6,281,584

BALANCE SHEET DATA:
Working Capital (Deficit).................  $  (15,021,996) $   (1,574,045) $    3,467,162  $   3,062,702  $     557,682
Total Assets..............................  $   11,980,912  $   24,254,986  $   25,105,242  $  23,044,380  $   1,547,265
Total Long-Term Debt & Capital Lease
  Obligations.............................  $    1,696,500  $    8,617,478  $      746,813  $     131,140  $      50,165
Total Liabilities.........................  $   19,483,244  $   19,837,712  $    4,399,462  $   3,997,132  $   1,241,194
Stockholder's Equity (Deficit)............  $   (7,502,332) $    4,417,274  $   20,705,780  $  19,047,250  $     306,071

NOTES:

No cash dividends have been declared on the Common Stock.

Summary Financial Data has been presented exclusive of information relating to discontinued operations.

Routine operating expenses include the direct expenses associated with the Company's continuing operations, before capital and property related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  RESULTS OF OPERATIONS

    For the year ended December 31, 1998, the Company reported a net loss of $11,919,706. This is largely attributable to non-recurring and non-cash charges to operations associated with the write-down of intangible assets ($3,251,617) and provision for the collection of notes and accounts receivable ($6,360,256). The reserve charged to operations during 1998 relates largely to long outstanding notes and accounts receivable associated with prior year's operations as well as development activities and, as such, are viewed by the Company as non-recurring.

    The Company reported revenue from continuing operations for the years ended December 31, 1998 and 1997 of $27,138,027 and $25,512,540, respectively, representing an increase of $1,625,487 or 6.4%. During 1998, associated routine operating expenses totaled $25,886,352 representing 95% of related revenue compared with routine operating expenses totaling $26,204,750 for 1997 which expenses exceeded routine revenue by $692,210.

    Consolidated revenue reported by the Company for 1998 includes $18,526,030 associated with nursing home operations in the New England market area. This compares to revenue of $12,191,384 reported for 1997 and reflects an increase of $6,334,646 or 52%. This increase results principally from the full year operation in 1998 of nursing facilities acquired by the Company during 1997. During 1998, associated routine operating expenses totaled $16,234,982 yielding net operating income of $2,291,048 or 12.4% of related revenue for the year. This reported margin excludes a provision for management costs of approximately four percent which have been eliminated in consolidation. The reported routine operating margin on nursing operations for the 1997 period totaled $1,680,148, representing a return of approximately 14% on related revenue.

    Ancillary services revenue reported for 1998 totaled $7,526,597 representing a decrease of $3,757,235 or 33% compared to the prior year. This decrease in revenue results principally from the loss of material ancillary services contracts during 1998 and 1997 relating to the Company's ancillary services business in the Philadelphia market area. As a result, beginning in the third quarter of 1998, the Company began to close operations in this market. At December 31, 1998, the Company had ceased all associated business operations and initiated efforts to liquidate its residual business interests. Also, beginning in the third quarter of 1998, the Company commenced efforts to close its New England based Pace Rehabilitation and Homecare Services ("Pace") subsidiary. The Pace subsidiary operation had developed predominantly as a Medicare service provider. In light of regulatory and reimbursement developments anticipated to adversely impact this business, the Company moved to close its homecare operation and transition therapy services to be provided directly in its nursing facilities. At December 31, 1998, Pace operations had ceased and all therapy services had been transitioned to the nursing facilities. During 1998, routine operating expenses associated with consolidated ancillary service revenue totaled $6,817,481 resulting in a routine operating margin of $709,116 or 9.4% for the year.

    Management services revenue reported for 1998 totaled $1,085,400 compared with $2,073,324 for 1997, representing a decrease of $987,924 or 48% from the prior period. The decrease in management services revenue reflects the Company's redirection away from third party management of nursing facilities and emphasis towards direct ownership or lease positions. In October 1998, the Company entered into a consulting services agreement with a third party to assume its management rights and responsibilities associated with three nursing facilities in the State of Massachusetts aggregating 391 beds. Annual management service revenue represented by this account approximates $680,000. The remaining decrease in management service revenue relates to contracts that were terminated during 1997. The Company currently manages seven nursing facilities and two assisted living facilities which facilities are located in the States of Massachusetts and New Hampshire. Management services costs reported for 1998 totaled

$1,742,941 representing approximately 4% of annual revenues reported by the facilities managed. Approximately $672,000 and $315,500 of management service revenue associated with properties owned or leased by the Company is eliminated in the consolidated financial statements for the years ended December 31, 1998 and 1997, respectively.

    Consolidated routine operating expenses for 1998 totaled $25,886,352 representing a decrease of $318,398 or 1%. Increased routine operating costs associated with nursing home operations of $5,723,746 correspond with increase in associated routine revenue, representing 87.6% of related revenue in 1998 and 86.2% of related revenue in 1997. This increase is offset by decreases in routine ancillary services expense of $3,269,872 and general and administrative expenses of $3,285,912. The decrease in ancillary services expense corresponds with decreased services revenue while the decrease in general and administrative expenses reflects continued cost reduction initiatives associated with corporate expenses effected during 1998. Management services costs for 1998 include a provision for bad debts totaling $585,319.

    General and administrative expenses reported for 1998 and 1997 totaled $1,090,948 and $4,376,860, respectively, and were associated with the Company's executive management and related costs of corporate overhead. Significant components for 1998 included $848,908 for executive salaries and related expenses; $185,411 for insurance expense; and other general expenses. Significant components for 1997 included $1,735,409 for executive salaries and related expenses; $857,786 for professional fees; contracted services of $174,562; travel and related expenses of $550,305; insurance expenses of $307,478; and other general expenses.

    Property and capital related expenses reported for 1998 include interest expense and property lease expense of $1,652,707 and $1,422,549, respectively. Significant components of 1998 interest expense include $339,627 relating to corporate obligations; $1,137,134 relating to property mortgages and working capital debt associated with New England nursing home operations; and $175,946 in interest costs associated with the Company's ancillary services business. Property lease expense included $1,198,839 relating to two nursing facilities in Massachusetts which operations were assumed under a lease purchase arrangement commencing in March 1997. Remaining property lease expense of $223,710 relates to various office lease arrangements. Depreciation and amortization expense reported for 1998 includes $477,115 in depreciation, of which $389,847 is attributable to nursing facilities, and $285,674 in amortization of intangible assets.

    Other income (expense) reported for 1998 totaled a net expense of $9,333,336 and is comprised principally of non-recurring and non-cash charges to operations. This results from the provision for notes and accounts receivable associated with prior year's operations and development activities ($6,360,256) coupled with the write down of substantially all intangible assets previously reported by the Company ($3,251,651) and a gain on settlement of liabilities of $619,547.

    Property and capital related expenses together with other income (expense) reported for 1997 totaled a net expense of $8,059,906 and includes a charge to operations in 1997 of $5,637,703 associated with the write down of intangible and other assets relating to discontinued operations. Other major components for 1997 include interest expense of $1,015,534 and property lease expense of $916,839. Significant components of 1997 interest expense include $225,806 relating to corporate debt; $637,047 relating to property mortgages and working capital debt associated with New England nursing home operations; and $103,338 in interest costs associated with the Company's ancillary services business.

    The income tax expense reported for 1997 totaling $2,800,000 results principally from the Company's reserve against deferred tax assets reported in prior periods and represents a non cash charge to 1997 operations. The deferred tax asset relates to net operating loss carry forward benefits available to the Company for which the future utilization against taxable income is uncertain.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  RESULTS OF OPERATIONS

    For the year ended December 31, 1997, the Company reported a net loss of $18,210,342. This is largely attributed to losses associated with discontinued operations ($7,117,226); write-down of intangible assets ($5,637,703); substantial general and administrative expenses ($4,376,860) associated with the Company's business history and corporate expenses; and the write-down of deferred tax assets ($2,800,000) for which future realization is uncertain. In addition, operating losses reported by the Company during 1997 and 1996 together with other adverse corporate developments exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to service its debts. At December 31, 1997, the Company reported a negative working capital position of $1,574,045.

    The Company reported revenue from continuing operations for the years ended December 31, 1997 and 1996 of $25,512,540 and $11,261,119, respectively, representing an increase of $14,251,421 or 127%. During 1997, the routine operating expenses incurred for continuing operations, exclusive of general and administrative costs, totaled $21,827,890 yielding a routine operating margin of $3,684,650 or 14% on related revenues. Notwithstanding this increase in revenue, the routine operating margins attained by the Company were insufficient to cover the levels of general and administrative costs as well as other expense requirements, including property and related capital.

    Consolidated operating revenue relating to the Company's continuing operations for 1997 included $12,191,384 associated with nursing home operations in the New England market area. This revenue related to nursing facilities, which are owned or leased by the Company beginning in 1997. Routine operating income from nursing home operations reported in 1997 totaled $1,680,148 and represents a return of approximately 14% on related revenue.

    Ancillary services revenue relating to the Company's continuing operations for 1997 totaled $11,283,832 representing an increase of $2,964,681 or approximately 36% over 1996. This increase is largely attributable to the Company's ancillary services business developed in New England where related revenue totaled $2,088,523 for 1997. Routine operating income from ancillary services revenue reported in 1997 totaled $1,196,479 and represents a return of approximately 11% on related revenue. The routine operating margin reported on ancillary services revenue for 1996 approximated 8.5%.

    Management services revenue relating to the Company's continuing operations for 1997 totaled $2,037,324 representing an increase of $1,052,577 or approximately 107% over 1996. This revenue relates to six nursing facilities located in the New England market area managed by the Company. Routine operating income from management services reported in 1997 totaled $808,023 and represents a return of approximately 40% on related revenue.

    Revenue derived from development services has diminished materially and reflects the Company's concentration on development activities for its own account. Consequently, the Company is precluded from realizing development fee income which historically had been derived from third party projects and related transactions.

    Consolidated routine operating expenses relating to the Company's continuing operations reported for 1997 totaled $26,204,750 compared to $13,316,234 for 1996, representing an increase of $12,888,516 or 97% during 1997. This compares to an increase in related revenue during 1997 of 127% over 1996. Of this reported increase in consolidated routine operating expenses, $10,511,236 or 82% relates to the Company's nursing home operations developed in New England; $2,472,734 or 19% relates to increased ancillary services; $472,159 or 4% relates to increased management services costs in New England; and, ($567,613) or (5%) relates to decreased general and administrative expenses effected by the Company during 1997.

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

    Property and capital related expenses together with other income (expense) reported for 1997 totaled a net expense of $8,059,906 representing an increase of $5,054,341 over 1996. Of this amount reported in 1997, $5,637,703 represents non-cash charges to current year operations associated with the write down of intangible assets associated with discontinued operations. Other major components for 1997 include interest expense of $1,015,534 and property lease expense of $916,839. Significant components of 1997 interest expense include $225,806 relating to corporate debt obligations; $637,047 relating to property mortgages and working capital debt associated with New England nursing home operations; and $103,338 in interest costs associated with the Company's ancillary services business. Property lease expense reported totaling $916,839 in 1997 relates to two nursing facilities in New England which operations were assumed under a lease purchase arrangement commencing in March 1997.

    The income tax expense reported for 1997 totaling $2,800,000 results principally from the Company's reserve against deferred tax assets reported in prior periods and represents a non cash charge to 1997 operations. The deferred tax asset relates to net operating loss carry forward benefits available to the Company for which the future utilization against taxable income is uncertain.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  LIQUIDITY AND CAPITAL RESOURCES

    During 1998 and to date, the Company has been successful in reducing levels of its corporate overhead and general and administrative costs. Nonetheless, the Company requires an increased business base and higher level of profitability to support its business structure. In addition, funds provided by Company's existing operations are insufficient to satisfy its short term obligations and, consequently, the Company requires significant new sources of working capital. The new management team is in the proces of settling or otherwise attempting to secure forebearance arrangements with its creditors while continuing to develop and implement a growth strategy and capitalization plan for the Company. Management is currently evaluating its options and alternatives in addressing the insufficiency of funds to meet its short term obligations.

    As further described in Corporate Developments / Significant Transactions, the Company experienced a change in control during the fourth quarter of 1998. This change included the introduction of new executive management whose plans include proactively dealing with the Company's current financial and legal challenges while implementing a growth strategy for the future. New management continues to confront and settle numerous corporate creditor issues. Among the benefits resulting from the change in control has been the infusion of limited working capital represented by the $1,000,000 line of credit available through Match that has been needed to revitalize existing operations and access capital resources required to effectively deal with corporate obligations. To date, this credit facility has been fully utilized by the Company for working capital purposes, principally in settling corporate claims.

    In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependency on revenue growth to support continuing operations, its viability as a going concern is uncertain. While the Company has experienced a change in control together with an infusion of limited working capital, there can be no assurance that new management will be successful in its efforts to improve the Company's financial position and operating performance.

    At December 31, 1998, the Company reports a working capital deficit of $15,021,996 compared with a working capital deficit position of $1,574,045 at December 31, 1997. This deterioration of working capital during 1998 has resulted largely from the reclassification of long-term debt (see, Note 16 to the Consolidated Financial Statements) and; collection reserves required for notes and accounts receivable. The existing working capital deficit position of the Company has been constraining and limits of the Company's ability to effectively support existing lines of business.

    Cash and cash equivalents reported at December 31, 1998 totaled $755,553 and include restricted amounts of $476,189. Restricted cash principally represents a loan reserve for mortgage indebtedness associated with two nursing home properties owned by the Company and located in Massachusetts. Cash and cash equivalents reported at December 31, 1997 totaled $639,236 of which $448,540 relates to the mortgage loan reserve account.

    Accounts receivable reported at December 31, 1998 totaled $2,470,416 representing 89% to total current assets. This amount is comprised of $2,461,360 relating to nursing home operations, $3,109,702 relating to ancillary services, and $1,322,051 relating to management services, net of an aggregate allowance for doubtful accounts of $4,422,697. Accounts receivable reported at December 31, 1997 totaled $7,596,741, representing 79% of total current assets. This amount is comprised of $3,958,735 relating to nursing home operations; $4,720,521 relating to ancillary services; and, $2,300,152 relating to management services; net of an aggregate allowance of doubtful accounts of $3,382,667.

    Notes payable to banks and other at December 31, 1998 totaled $4,840,931 and includes notes payable to bank and financing companies aggregating $3,311,918 of which approximately $1,054,862 relates to working capital financing associated with nursing home operations and $2,257,056 relates to working capital financing associated with ancillary services business. The notes associated with ancillary services have been formally declared in default. Other liabilities include judgment creditors aggregating $1,350,000 and other short-term note and equipment lease obligations totaling approximately $379,000. Notes payable to banks and other at December 31, 1997 totaled $5,638,262 and include $3,910,000 relating to working capital financing associated with ancillary services in the amount of $3,085,000 and nursing home operations in the amount of $825,000. Other notes payable at December 31, 1997 totaled $1,705,000 and represent various corporate obligations that have been formalized as short-term note instruments and remain outstanding. At December 31, 1998 and 1997 the availability under working capital financing arrangements is fully extended.

    Accounts payable at December 31, 1998 totaled $3,214,597 and includes $1,167,596 associated with nursing home operations; $1,396,399 associated with ancillary services; $250,602 associated with management services; and $400,000 associated with corporate accounts payable. Accounts payable at December 31, 1997 totaled $3,439,953 and includes $1,323,128 associated with nursing home operations; $1,160,364 associated with ancillary services; $435,212 associated with management services; and, $521,249 representing corporate accounts payable.

    Accrued expenses and other liabilities at December 31, 1998 totaled $1,217,716. Significant components include $721,608 in accrued expenses associated with nursing operations; $207,748 in accrued expenses associated with management services; and $288,360 in accrued salaries and related costs. Accrued expenses and other liabilities at December 31, 1997 totaled $1,476,905. Significant components include $773,905 in accrued expenses associated with nursing home operations; approximately $368,000 in accrued expenses associated with ancillary services; and approximately $335,000 in accrued salaries and related costs.

    Long-term debt reported by the Company at December 31, 1998 and 1997 totaled $1,696,500 and $10,010,000, respectively, and includes $8,550,000 in mortgage financing associated with nursing home acquisitions in Massachusetts during 1997. Initial terms of this financing provide for interest only payable monthly at annual rates that approximate ten percent. At December 31, 1998, the Company was in technical default on $8,300,000 of the mortgage financing. Such amount has been classified as a current liability because of the technical default. In addition, at December 31, 1998, the Company reports a long-term note obligation in the principal amount of $1,460,000. This note is for a ten year term and is being amortized over twenty-five years with an interest rate of ten percent. The financing was incurred for general corporate purposes and the note is secured by the nursing facilities owned and leased by the Company in Massachusetts.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company reported a working capital deficit of $1,574,045 compared with a positive working capital position at December 31,1996 of $3,077,163. This deterioration in the Company's working capital position during 1997 resulted largely from having had to subsidize working capital associated with discontinued operations as well as having had to utilize working capital reserves to settle corporate obligations associated with prior business and development activities of the Company.

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

    Accounts receivable relating to the Company's continuing operations at December 31, 1997 of $7,596,741, representing 79% of total current assets, were comprised of $3,958,735 relating to nursing home operations; $4,720,521 relating to ancillary services; and, $2,300,152 relating to management services; net of an aggregate allowance for doubtful accounts of $3,382,667. The substantial level of allowance relates to accounts receivable from nursing home operations and amounts relating to ancillary and management services for unrelated nursing facilities associated with discontinued operations. Accounts receivable relating to the Company's continuing operations at December 31, 1996 of $3,724,952, representing 52% of total current assets, were comprised of $3,707,981 relating to ancillary services and $327,911 relating to management services, net of an aggregate allowance for doubtful accounts of $310,940. At December 31, 1998, all accounts receivable amounts not realized by the Company were fully reserved.

    Prepaid expenses and other current assets relating to the Company's continuing operations at December 31, 1997 totaled $712,343. Subscriptions receivable of $789,000 represent a common stock subscription receivable from NewCare Health Corporation pursuant to an investment agreement and corporate merger proposal. This receivable was fully realized by the Company during the first quarter of 1998. The merger proposal was abandoned. Other prepaid expenses and current assets reported include deposits and interest receivable associated with the Company's outstanding notes and loans due from third parties. Significant components of prepaid and other current assets at December 31, 1996 included project costs advanced in connection with transactions involving the Company in a development capacity in New England. Such costs were largely recovered during 1997 or otherwise reserved at December 31, 1997. At December 31, 1998, all project cost amounts not realized by the Company were fully reserved.

    Notes and loans receivable relating to the Company's continuing operations at December 31, 1997 aggregated $2,988,064 and predominantly related to long term care facilities for which the Company had provided development services or otherwise advanced capital to secure management rights. Of the amounts outstanding, nearly $2,000,000 relates to nursing home properties in New England for which the Company provides or provided management services. The notes and loans generally formalized as long term, matured over periods approximating ten years and bear simple interest between eight and ten percent. Further, payments are generally subordinated to senior debt and other priority operating obligations of the properties. Notes and loans receivable reported at December 31, 1996 resulted largely from development services income recognized by the Company in prior periods as well as from working capital advances made by the Company to support facilities pursuant to its obligations under operating deficit agreements. At December 31, 1997, approximately $2,500,000 were reserved for collection. At December 31, 1998, all notes and accounts receivable amounts not realized by the Company were fully reserved.

    Notes payable to banks and other relating to the Company's continuing operations at December 31, 1997 totaled $5,638,262 and included $3,910,000 outstanding and relating to working capital financing of accounts and notes receivable and associated with the Company's continuing operations. Specifically, $3,085,000 related to working capital financing associated with ancillary services and $825,000 related to working capital financing associated with nursing home operations in New England. At December 31, 1997, the availability under these working capital financing arrangements was fully extended. Other notes payable at December 31, 1997 totaled $1,705,000 and represented various corporate obligations that have been formalized as short-term note instruments and remain outstanding. Notes payable reported outstanding at December 31, 1996 relate to working capital and equipment notes associated with ancillary services.

    In January 1997, the Company obtained a $500,000 loan from National Employer Solutions, Inc. ("NES"). This loan was due on demand, included interest at the rate of prime plus 5% and is secured by one of the Company's notes receivable having a face value of $550,000. The loan having an original maturity of March 1997, was extended to August 1997. At December 31, 1997, the loan obligation remained due NES, totaled approximately $515,000, including accrued interest and was reported in Notes payable banks and other. Litigation was commenced by NES to collect this note in December 1997. In February 1999, this litigation was settled for $350,000 with an associated installment payment plan.

    During April 1997, the Company's New England based operating subsidiary, OHI Corporation (d/b/a "Oasis Healthcare"), secured a working capital line of credit from a financial institution in the amount of $1,500,000. The line was secured by various notes receivable and management contract rights associated with the Company's operating subsidiary, which amounts were fully reserved by the Company in 1998. The line was due on demand and accrues interest at the bank's base rate plus 1% on amounts outstanding. At December 31, 1997, the Company had utilized $1,481,500 of this financing to support working capital and development activities of its New England based operating subsidiaries. This note payable is reported in Notes payable banks and other at December 31, 1997. In December 1998, this note obligation was declared in default by the lender.

    During May 1997, the Company's Philadelphia based ancillary service subsidiaries secured a working line of credit of up to $4,000,000 of which approximately $1,600,000 was outstanding at December 31, 1997 representing the maximum availability under the credit arrangement at year end. This line of credit is secured by the subsidiaries' accounts receivable; was due on demand and accrues interest at the rate of prime plus 2.25% on amounts drawn and outstanding. To date this working capital line of credit remains outstanding in the amount of the maximum availability. This note payable is reported in Notes payable banks and other at December 31, 1997. During 1998, the Company provided a full reserve for the collection of the collateral accounts receivable associated with this note payable. The lender has formally declared a condition of default resulting from non-payment by the Company.

    In April and July 1997, the Company entered into two working capital lending programs regarding four nursing homes owned and leased in Massachusetts. These programs allow for maximum borrowings of $2,000,000 in the aggregate and are collateralized by accounts receivable of the nursing homes. Interest is incurred at the rate of 11% on one program and 12.5% on the other. Total borrowings under the two programs approximated $935,000 at December 31, 1997 and $1,055,000 at December 31, 1998.

    In September 1997, the Company settled an outstanding lawsuit with NPFII-W as described in the Company's 10-K for the year ended December 31, 1996. The settlement called for the Company to pay NPFII-W $500,000 over 5 years, with the unpaid balance accruing interest at the rate of 10% per annum, together with 50,000 shares of the Company's Common Stock. At December 31, 1998, the Company was in default of this settlement agreement.

    During August 1997, the Company agreed to pursue a proposed private equity offering and in connection therewith secured a bridge loan in the amount of $300,000. The bridge loan included interest at 10% per annum and was to mature upon the earlier of (i) December 5, 1997 or (ii) the successful consummation by the Company of any financing raising at least $500,000. In addition, in consideration of the bridge loan, the Company issued to the lender a five-year warrant to purchase 325,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. In the event of a default under the bridge loan, the principal thereof and all accrued, unpaid interest thereon would be convertible into shares of the Company's Common Stock at a price of $0.25 per share; and, in such event, the exercise price of the warrants issued would automatically reduce to $0.25 per share. During 1997, the Company realized net proceeds of approximately $255,000 in connection with this bridge loan and financing transaction. The Company subsequently abandoned the proposed equity offering contemplated and negotiated a cancellation of its obligations associated with the issue of Company warrants. Total expenditures incurred by the Company to satisfy the loan obligation and effect cancellation of the related consideration amounted to $430,492. At December 31, 1997, approximately $211,000 had been paid by the Company towards this settlement and the balance was fully paid during the first quarter of 1998. At December 31, 1997, the principal loan obligation outstanding totaled $150,000 and is reported in Notes payable banks and other. This note obligation was fully paid during 1998.

    During 1997, the Company had formalized a note payable associated with certain legal and professional fees incurred. The note payable was for approximately $450,000, is unsecured, bears interest at approximately 12%, and is due on demand. At December 31, 1997, this note is reported in Notes payable banks and other. At December 31, 1998, this obligation remains outstanding and is the subject of pending litigation.

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

    Accrued expenses and other liabilities relating to the Company's continuing operations at December 31, 1997 totaled $1,476,905. Significant components include accrued payroll and related costs of $335,026; and accrued expenses associated with nursing home operations totaling $773,574. Accrued expenses and other liabilities reported at December 31, 1996 totaled $767,404 and included accrued payroll and related costs of $244,756 together with accrued expenses associated with ancillary services of $243,887 and corporate obligations totaling $278,761.

    Long-term debt reported by the Company relating to the Company's continuing operations at December 31, 1997 totaled $8,550,000 and related exclusively to mortgage financing associated with nursing home acquisitions in New England during 1997. Initial terms of this financing provide for interest only payable monthly at annual rates that approximate ten percent. The mortgage financing totalling $8,300,000 was in technical default and classified as a current liability at December 31, 1998.

    In December of 1997, the Company executed a note payable for approximately $145,000 to one of its former subsidiaries in exchange for certain retained assets of the former subsidiary. The note bears interest at 10% and is payable over two years. At December 31, 1998, this obligation was discounted to $47,398 and paid in the first quarter of 1999.

YEAR 2000 COMPLIANCE

    The Year 2000 ("Y2K") issue stems from the way dates are recorded and computed in many computer systems because such programs use only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors, thereby disrupting operations. The Company understands the importance of being prepared for Y2K. The Company's objective is to ensure an uninterrupted transition into Y2K and is taking steps to assure the achievement of that goal. The scope of the Company's Y2K readiness efforts includes (1) evaluating information technology such as software and hardware, (2) investigating other systems which may include embedded technology such as microcontrollers contained in certain lab equipment, environmental and safety systems, and facilities and utilities, and (3) assessing the readiness of key third parties, including suppliers, customers and key financial institutions.

    The Company's efforts involve inventorying, assessing and prioritizing those items which have Y2K implications; remediating (repairs, replacing or upgrading) non-compliant items; and testing items with major exposure to ensure compliance and developing contingency plans to minimize potential business interruptions. With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company believes that it should be able to substantially complete implementation of critical aspects of its Y2K plan prior to the commencement of Y2K. Because the Company has relied primarily on "off-the-shelf" software for its information technology needs and because much of the hardware, equipment and instrumentation is currently compliant, the Company does not anticipate that the costs for internal remediation efforts will be significant.

    The Company is in contact with suppliers, customers and financial institutions to assure no interruption in the relationship between the Company and these third parties concerning Y2K compliance issues. Highest priority is being placed on working with suppliers that are critical to the business. The Company may also be affected by the failure of other third parties to be Y2K compliant even if they do not do business directly with the Company. For example, the failure of state, Federal and private payors or reimbursers to be Y2K compliant and thus unable to make timely, proper or complete payments to the Company or to third party vendors that do business with the Company, could have a material adverse effect on the Company. The Government Accounting Office has stated that the Health Care Financing Administration, the principal Federal reimburser to the Company, may not become fully Y2K compliant on a timely basis.

    The Company does not currently have a Y2K contingency plan established. The Company expects by mid-1999 to have finalized a contingency plan which will address the most likely worse case Y2K scenario. The Company believes that its most likely worst case scenario would be delayed payments from reimbursers and delays in products or services necessary for the operation of the Company's facilities. To mitigate this risk, the Company plans, among other things, to stock extra inventory and supplies. The Company does not currently have available data to predict the impact of delayed payments on its business operations. Should there be any material delays caused by Y2K issues, the Company anticipates that the governmental entities will make estimated payments.

    With regard to the Company's Y2K readiness plan, there can be no assurances that: 1) the Company will be able to identify all aspects of its business that are subject to Y2K problems, including issues of its customers or suppliers, 2) the Company's software vendors, third parties and others will be correct in their assertions that they are Y2K ready, 3) the Company's estimate of the cost of Y2K readiness will prove ultimately to be accurate, and 4) the Company will be able to successfully address its Y2K issues and that this could result in interruptions in, or failures of, certain normal business activities or operations that may have a material adverse effect.

    The Company does not separately track the internal costs of its Y2K compliance efforts and therefore these costs are unknown. As of December 31, 1998, the Company has not incurred any material costs to replace, upgrade or repair systems and/or equipment that are non-compliant and expects the future costs to complete these efforts should not exceed $100,000. The Company presently anticipates that its remediation efforts will be substantially completed in the second quarter of 1999. Testing of certain business critical items is expected to be completed in the third quarter of 1999.

    The above contains forward looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Y2K disclosure should be read in conjunction with the following disclosure of the
Company:

    The costs of the project and the dates on which the Company plans to complete the necessary Y2K modifications are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of the Company's significant suppliers, customers and others with which it conducts business, including Federal and state entities.

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

NEW ACCOUNTING STANDARDS

    The Company was required to implement Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. The effect of the implementation of SFAS 128 was not material.

    In 1998, the Company adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employees" Disclosures About Pensions and Other Post-retirement Benefits". The effects of implementation of these statements were not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On January 7, 1999, the Company terminated its relationship with Asher & Company as the Company's independent certified public accountants. During the two most recent fiscal years and any subsequent interim period, except for the auditor's report dated April 23, 1998 which included a going concern explanatory paragraph, there have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Asher & Company and there have been no disagreements between management and Asher & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Asher & Company would have caused it to make reference to the subject matter of such disagreement in connection with its report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. The consolidated financial statements filed as part of this report are listed under the caption "Index to Consolidated Financial Statements," appearing elsewhere in this report.

    2.  Financial Statement Schedules

    Schedules II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3.  Exhibits.

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1998:

DATE                                 ITEMS REPORTED                       FINANCIAL STATEMENTS
-----------------------------------  -----------------------------------  -----------------------------------
November 17, 1998                    Change in Control                    None

(c) Exhibits.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------
        27   Financial Data Schedule

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------
Reports of Independent Certified Public Accountants........................................................        F-1

Consolidated Balance Sheets................................................................................        F-3

Consolidated Statements of Operations......................................................................        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit).......................................        F-5

Consolidated Statements of Cash Flows......................................................................        F-6

Notes to Consolidated Financial Statements.................................................................        F-8

Reports of Independent Certified Public Accountants on Financial Statement Schedule........................       F-27

Schedule II--Valuation and Qualifying Accounts.............................................................       F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
DALLAS, TEXAS

    We have audited the accompanying consolidated balance sheet of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced significant recurring net losses, has negative working capital as of December 31, 1998, and is currently in default on certain covenants of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                          WEAVER & TIDWELL LLP

Dallas, Texas
March 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
DALLAS, TEXAS

We have audited the accompanying consolidated balance sheet of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iatros Health Network, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statments have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced significant net losses in 1997 and 1996, has a negative working capital as of December 31, 1997, and is currently in default on certain covenants of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                          Asher & Company, Ltd.

Philadelphia, Pennsylvania
April 23, 1998

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                             1998        1997
                                                                                          ----------  ----------
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $  279,364  $  190,696
  Accounts receivable, net..............................................................   2,470,416   7,596,741
  Subscription receivable...............................................................      --         789,000
  Inventory.............................................................................      14,968     357,409
  Prepaid expenses and other current assets.............................................          --     712,343
                                                                                          ----------  ----------
    Total current assets................................................................   2,764,748   9,646,189

PROPERTY AND EQUIPMENT, net.............................................................   8,392,222   9,108,815

OTHER ASSETS
  Cash and cash equivalents, restricted.................................................     476,189     448,540
  Intangible assets, net................................................................     347,753   1,972,385
  Notes receivable......................................................................          --   2,573,904
  Loans receivable and other assets.....................................................          --     414,160
  Net long-term assets of discontinued operations.......................................          --      90,993
                                                                                          ----------  ----------
                                                                                             823,942   5,499,982
                                                                                          ----------  ----------
TOTAL ASSETS............................................................................  $11,980,912 $24,254,986
                                                                                          ----------  ----------
                                                                                          ----------  ----------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                             1998        1997
                                                                                          ----------  ----------

CURRENT LIABILITIES
  Notes payable, banks and other........................................................  $4,840,931  $5,638,262
  Accounts payable......................................................................   3,214,597   3,439,953
  Current maturities of long term debt..................................................      13,500          --
  Accrued expenses and other current liabilities........................................   1,217,716   1,476,905
  Current portion of capital lease obligations..........................................     200,000     146,210
  Long-term debt in technical default...................................................   8,300,000          --
  Net current liabilities of discontinued operations....................................          --     518,904
                                                                                          ----------  ----------
    Total current liabilities...........................................................  17,786,744  11,220,234

LONG-TERM DEBT..........................................................................   1,696,500   8,550,000

CAPITAL LEASE OBLIGATIONS...............................................................          --      67,478
                                                                                          ----------  ----------
                                                                                          19,483,244  19,837,712
COMMITMENTS AND CONTINGENCIES...........................................................          --          --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value, 5,000,000 shares authorized:
    Series A, 533,333 shares issued and outstanding.....................................         533         533
    Series B, 100,000 shares issued and outstanding.....................................         100         100
  Common Stock, $.001 par value, 25,000,000 shares authorized; 20,969,958 and 20,869,958
    issued or issuable and outstanding in 1998 and 1997, respectively...................      20,970      20,870
  Additional Paid-In Capital............................................................  36,059,867  36,059,867
  Accumulated Deficit...................................................................  (43,583,802) (31,664,096)
                                                                                          ----------  ----------
                                                                                          (7,502,332)  4,417,274
                                                                                          ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)....................................  $11,980,912 $24,254,986
                                                                                          ----------  ----------
                                                                                          ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  IATROS HEALTH NETWORK INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Revenues
  Nursing home operation services................................  $   18,526,030  $   12,191,384  $     --
  Ancillary services.............................................       7,526,597      11,283,832       8,319,151
  Management services............................................       1,085,400       2,037,324         984,747
  Development services...........................................        --              --             1,957,221
                                                                   --------------  --------------  --------------
                                                                       27,138,027      25,512,540      11,261,119

Routine operating expenses
  Nursing home operation services................................      16,234,982      10,511,236        --
  Ancillary services.............................................       6,817,481      10,087,353       7,614,619
  Management services............................................       1,742,941       1,229,301         757,142
  General and administrative.....................................       1,090,948       4,376,860       4,944,473
                                                                   --------------  --------------  --------------
                                                                       25,886,352      26,204,750      13,316,234
                                                                   --------------  --------------  --------------

Property and capital related expenses
  Interest expense...............................................       1,652,707       1,015,534         620,224
  Facilities lease expense.......................................       1,422,549         916,839
  Depreciation and amortization..................................         762,789         677,345         690,022
                                                                   --------------  --------------  --------------
                                                                        3,838,045       2,609,718       1,310,246
                                                                   --------------  --------------  --------------
Loss from continuing operations before other income (expense),
  income taxes and discontinued operations.......................      (2,586,370)     (3,301,928)     (3,365,361)

Other income (expense)
  Write-off of intangible assets.................................      (3,251,617)     (5,637,703)     (2,228,923)
  Provision for doubtful notes and accounts receivable...........      (6,360,256)
  Write-off of fixed assets......................................        (469,045)
  Interest and other income......................................         128,035         187,515         533,604
  Gain on settlement of liabilities..............................         619,547        --              --
                                                                   --------------  --------------  --------------
                                                                       (9,333,336)     (5,450,188)     (1,695,319)
Income (loss) from continuing operations before
  income taxes and discontinued operations.......................     (11,919,706)     (8,752,116)     (5,060,680)
Income tax benefit (expense), net................................        --            (2,341,000)        820,000
                                                                   --------------  --------------  --------------
Income (loss) from continuing operations before
  discontinued operations........................................     (11,919,706)    (11,093,116)     (4,240,680)

Discontinued operations
Income (loss) from operations, net of income taxes expense
  (benefit) of $(202,000) in 1997 and $360,000 in 1996...........                      (3,125,544)     (6,073,881)
Loss on separation, net of income taxes of $(257,000)............                      (3,991,682)
                                                                   --------------  --------------  --------------
Net Loss.........................................................  $  (11,919,706) $  (18,210,342) $  (10,314,561)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

Basic and diluted loss per share:
  Continuing operations..........................................  $         (.58) $         (.67) $         (.32)
  Discontinued operations........................................        --                  (.43)           (.43)
                                                                   --------------  --------------  --------------
Loss per Common Share............................................  $         (.58) $        (1.10) $         (.75)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                        ----------------------  ---------------------    PAID-IN    ACCUMULATED
                                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT        TOTAL
                                        ---------  -----------  ---------  ----------  -----------  ------------  -----------
Balance, January 1, 1996 (as
  restated)...........................    633,333   $     633   11,351,745 $   11,351  $20,441,130   $(3,139,193) $17,313,921
Issuance of common stock in connection
  with the conversion of convertible
  debt securities.....................     --          --       3,815,020       3,815   12,707,394       --        12,711,209
Costs of issuance incurred in
  connection with a sale of
  convertible debt securities.........     --          --          --          --         (683,466)      --          (683,466)
Issuance of common stock in connection
  with exercise of public warrants....     --          --          92,572          93      267,522       --           267,615
Issuance of common stock in connection
  with the exercise of warrants and
  options.............................     --          --         619,325         619    1,147,393       --         1,148,012
Issuance common stock in connection
  with a sale of securities...........     --          --          52,838          53      214,997       --           215,050
Compensation incurred in connection
  with a sale of securities...........     --          --          --          --           48,000       --            48,000
Net Loss..............................     --          --          --          --          --       (10,314,561)  (10,314,561)
                                        ---------       -----   ---------  ----------  -----------  ------------  -----------
Balance, December 31, 1996 (as
  restated)...........................    633,333         633   15,931,500     15,931   34,142,970  (13,453,754)   20,705,780
Issuance of common stock in connection
  with the conversion of convertible
  debt securities.....................     --          --         679,268         679      666,772       --           667,451
Issuance of common stock in connection
  with the exercise of warrants and
  options.............................     --          --         209,190         210       91,379       --            91,589
Issuance of common stock in connection
  with conversion of debt.............     --          --       4,050,000       4,050    1,042,825       --         1,046,875
Costs of issuance in connection with a
  sale of convertible debt
  securities..........................     --          --          --          --          (67,079)      --           (67,079)
Compensation incurred in connection
  with a sale of securities...........     --          --          --          --          183,000       --           183,000
Net Loss..............................     --          --          --          --                   (18,210,342)  (18,210,342)
                                        ---------       -----   ---------  ----------  -----------  ------------  -----------
Balance, December 31, 1997 (as
  restated)...........................    633,333         633   20,869,958     20,870   36,059,867  (31,664,096)    4,417,274
Issuance of common stock in connection
  with the exercise of warrants.......     --          --         100,000         100                                     100
Net Loss..............................     --          --          --          --                   (11,919,706)  (11,919,706)
                                        ---------       -----   ---------  ----------  -----------  ------------  -----------
Balance, December 31, 1998............    633,333   $     633   20,969,958 $   20,970  $36,059, 867 ($43,583,802) $(7,502,332)
                                        ---------       -----   ---------  ----------  -----------  ------------  -----------
                                        ---------       -----   ---------  ----------  -----------  ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  IATROS HEALTH NETWORK INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
OPERATING ACTIVITIES
  Net loss.......................................................  $  (11,919,706) $  (18,210,342) $  (10,314,561)
  Adjustments to reconcile net loss to net cash provided
    (utilized) by operating activities:
    Loss from discontinued operations............................        --             3,734,682       6,433,881
    Loss on disposal of discontinued operations..................        --             2,923,544        --
    Net cash utilized by discontinued operations.................        --              (467,773)     (3,378,138)
    Depreciation and amortization................................         762,789         677,346         690,021
    Provision for doubtful accounts receivable...................         530,540       1,164,101         467,906
    Provision for notes, loans and deposits receivable and
      write-off of fixed assets..................................       6,829,301       4,402,324       1,150,000
    Write-off of intangible assets...............................       3,251,617         577,971       2,173,485
    Gain on settlement of liabilities............................        (619,547)       --              --
    Common stock issued for services rendered....................        --               183,000          48,000
    Deferred taxes...............................................        --             2,750,000      (1,180,000)
  Changes in:
    Accounts receivable..........................................       2,502,378      (5,891,941)       (928,434)
    Notes and loans receivable...................................        --               357,154      (2,145,197)
    Inventory....................................................         193,543          86,346          16,590
    Prepaid expenses and other...................................         726,141        (476,542)       (489,131)
    Accounts payable.............................................        (225,256)      1,884,227         819,562
    Accrued expenses and other...................................        (695,376)      1,838,983         304,185
                                                                   --------------  --------------  --------------
    Net cash provided (utilized) by operating activities.........       1,336,424      (4,466,920)     (6,331,831)

INVESTING ACTIVITIES
  Purchase of property and equipment.............................        (229,567)       (173,729)       (135,322)
  Acquisition of businesses......................................        --              --              (215,050)
  Acquisition of contract rights.................................        --              --            (2,164,478)
  Loans to third parties.........................................        (434,000)       --            (3,185,541)
  Repayment of loans to third parties............................        --              --               445,555
  Deposits, net..................................................        --               100,000      (1,110,000)
  Restricted cash and cash equivalents...........................        --               (12,790)        375,000
  Organization costs.............................................        (295,000)        (63,064)        (37,563)
                                                                   --------------  --------------  --------------
  Net cash utilized by investing activities......................        (958,567)       (149,583)     (6,027,399)
                                                                   --------------  --------------  --------------

                                  -Continued-

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998          1997          1996
                                                                           -----------  ------------  ------------
FINANCING ACTIVITIES
Net proceeds from issuance of capital stock and other capital
  contributions..........................................................  $            $    302,589  $  1,415,627
Proceeds from issuance of long-term debt in 1998 and of convertible
  debentures in 1996.....................................................      422,224       --         12,900,000
Fees paid on issuance of convertible debentures..........................                    --           (876,331)
Short term borrowings, net...............................................     (583,539)    3,937,239        33,330
Payments of long-term debt...............................................     (127,874)      --           (438,013)
Stockholders' loan payments..............................................                    --           (443,683)
Capital lease obligations, net...........................................                   (100,966)      (65,023)
Security deposits, net...................................................                     14,140       (69,351)
                                                                           -----------  ------------  ------------
Net cash provided (utilized) by financing activities.....................     (289,189)    4,153,002    12,456,556
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       88,668      (463,501)       97,326
Cash and cash equivalents, beginning of year.............................      190,696       654,197       556,871
                                                                           -----------  ------------  ------------
Cash and cash equivalents, end of year...................................  $   279,364  $    190,696  $    654,197
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

    BUSINESS

    Iatros Health Network, Inc. and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing services to the long-term care industry. As of December 31, 1998, the Company provides long-term care services to nursing home patients and assisted living facilities residents in the states of New Hampshire and Massachusetts. During 1998, the Company closed its ancillary service operations in Philadelphia, Pennsylvania and relocated its corporate headquarters from Atlanta, Georgia to Dallas, Texas. During 1997, the Company discontinued development and management services operations in Maryland (See Note 3).

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Iatros Health Network, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    The Company maintains cash accounts, which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

    REVENUE AND ACCOUNTS RECEIVABLE

    Nursing home operations and ancillary services revenue is reported at the estimated net realizable amounts due from residents, third party payors, and others. Management services revenue is reported pursuant to the terms and amounts provided by the associated management services contracts. Development services revenue is generally realized on a fee for service basis recognized upon completion of the service transaction.

    The Company's credit risk with respect to accounts receivable is concentrated in services related to the healthcare industry, which is highly influenced by governmental regulations. A substantial portion of the Company's revenue is through Medicare, Medicaid and other governmental programs. This concentration of credit risk is limited due to the number and types of entities comprising the Company's customer base and their geographic distribution. The Company routinely monitors exposure to credit losses and maintains an allowance for doubtful accounts.

    The allowance for doubtful accounts is maintained at a level determined to be adequate by management to provide for potential losses based upon an evaluation of the accounts receivable. The evaluation considers such factors as the age of receivables, the contract terms and the nature of the contracted services.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Certain nursing home and ancillary revenue is recorded based on standard charges applicable to patients. Under Medicare, Medicaid and other cost-based reimbursement programs, the provider is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenue.

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

    Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterments which extend useful lives are capitalized. When property and equipment is sold or otherwise disposed of, the asset gain or loss is included in operations.

    The useful lives of property and equipment for purposes of computing depreciation and amortization are:

Building......................................................     25 Years
Leasehold improvements........................................   3-10 Years
                                                                    Life of
Property and equipment held under capital leases..............        lease
Equipment.....................................................      5 Years
Furniture and fixtures........................................    3-7 Years

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

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of cost over net assets acquired relates to the acquisition of the Company's operating subsidiaries. The excess of cost over net assets acquired are being amortized over their lives of 15 to 20 years.

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

    EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.

    Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and warrants.

    NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132 "Employers Disclosures About Pensions and Other Past Retirement Benefits" in 1998. Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

    RECLASSIFICATIONS AND ADJUSTMENTS TO PRIOR PERIODS

    Certain amounts have been reclassified in 1997 and 1996 to conform with the 1998 presentation.

    Certain balance sheet adjustments have been made to adjust leasehold rights capitalized in 1997. The effect of this adjustment was to reduce previously reported leasehold rights and accrued expenses by $982,292 at December 31, 1997. Previously reported preferred stock dividends payable and accumulated deficit have been restated because the preferred stock dividends were never declared. The effects of this restatement were to increase previously reported stockholders' equity at December 31, 1995, 1996, and 1997 by $230,000, $390,000
and $550,000, respectively and decrease previously reported accrued expenses by the same amount at those respective dates. Finally, basic loss per share for the years ended December 31, 1997 and 1996 have been restated due to a calculation error. The effects were to reduce previously reported basic loss per share $.03 and $.02 per share, respectively, for the years ended December 31, 1997, and 1996.

NOTE 2: GOING CONCERN

    For the year ended December 31, 1998, the Company reported a net loss of $11,919,706. This is largely attributable to adjustments associated with the write-down of intangible assets of $3,251,617; provision for notes and accounts receivable of $6,360,256; and operating losses incurred from continuing operations totaling $2,586,370 for the period. Recent significant net losses reported by the Company through December 31, 1998 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations.

    At December 31, 1998, the Company reports a working capital deficit of $15,021,996 compared with a working capital deficit of $1,574,045 at December 31, 1997. This deterioration in working capital during 1998 results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of a long-term debt obligation in technical default at December 31, 1998. The Company has been successful in reducing levels of its corporate overhead and general administrative expenses. Nonetheless, the Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

    During the fourth quarter of 1998, the Company experienced a change of control which included the introduction of new executive management. New management plans include pro-actively dealing with the Company's current financial and creditor issues while implementing a growth plan for the future.

    In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependency on revenue growth to support continuing operations, its viability as a going concern is uncertain. While the Company has experienced a change in control together with an infusion of limited new working capital, there can be no assurance that new management's efforts to re-direct and re-capitalize the Company will be successful.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3: RESTRUCTURING/DISCONTINUED OPERATIONS

    During 1998, the Company closed its ancillary service operations in Philadelphia, Pennsylvania and relocated its corporate headquarters to Dallas, Texas. The Company intends to continue to provide a full range of ancillary services. In March 1999, the Company acquired a rehabilitation therapy services provider to long-term care facilities in Texas and Oklahoma (see Note 24).

    During 1997, the Company discontinued operations associated with certain segments of its business. Specifically, these included subsidiary operations providing third party development and management services to independent owners and operators of long-term care facilities and relating to the Company's prior business acquisitions of Greenbrier Healthcare Services, Inc. and New Health Management Systems, Inc. In addition, the Company discontinued operations associated with providing respiratory therapy services and relating to the prior business acquisition of King Care Respiratory Services, Inc.

    Net current assets and liabilities associated with discontinued operations at December 31, 1997 totaled $49,186 and $586,090, respectively. Net long-term assets and liabilities associated with discontinued operations at December 31, 1997 totaled $97,362 and $6,369, respectively. During 1998 all accounts associated with discontinued operations were realized or otherwise liquidated.

    Revenue associated with discontinued operations for the years ended December 31, 1997 and 1996 totaled $3,728,130 and $10,601,633, respectively.

NOTE 4: SIGNIFICANT CAPITAL STOCK TRANSACTIONS

    During 1997 and 1996, the Company completed a number of significant capital stock transactions that include the following:

    In December 1997, the Company contracted to issue four million shares of its common stock to NewCare Health Corporation at a price of $.25 per share for an aggregate investment of $1,000,000.

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

NOTE 5: CASH AND CASH EQUIVALENTS

    As of December 31, 1998 and 1997 restricted cash and cash equivalents relates principally to a loan reserve held in escrow in connection with a mortgage loan payable.

NOTE 6: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    The Company paid $1,353,314, $1,015,534 and $640,881 in cash for interest during 1998, 1997 and 1996, respectively. Interest paid attributable to discontinued operations totaled $50,102 and $79,761 as of December 31, 1997 and 1996.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED)
    During 1998, the Company issued $1,475,000 in debt to acquire a note receivable which was subsequently determined to be impaired and fully charged to operations.

    During 1998, notes payable were settled for $619,547 less than their recorded amount.

    During 1998, $82,717 of accrued interest was added to a note payable.

    During March 1997, the Company's wholly-owned subsidiary, OHI Corporation, which does business as Oasis Healthcare (``Oasis") leased two nursing facilities located in Holyoke and Greenfield, Massachusetts having a combined total of 222 beds. The term of each lease is for ten years with a five year renewal period and a combined facilities purchase option for $11.5 million which is exercisable through March 2000. These leases are being accounted for as operating leases.

    During May 1997, OHI Realty I, LLP, a Massachusetts limited partnership with the Company as general partner and it's wholly-owned Oasis subsidiary as limited partner, acquired two nursing facilities for approximately $8,164,000 located in Taunton and Quincy, Massachusetts, having a combined total of 171 beds. The Company recorded mortgage debt totaling $8,550,000 with respect to this transaction and transferred net assets of approximately $286,000 to the cost basis of the facilities.

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

    During 1997 and 1996, the Company acquired property and equipment under capital leases and incurred capital lease obligations in the amounts of $35,388 and $281,564 respectively.

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

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7: ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at December 31:

                                                                        1998          1997
                                                                    ------------  ------------
Nursing home operations services..................................  $  2,461,360  $  3,958,735
Ancillary services................................................     3,109,702     4,720,521
Management services...............................................     1,322,051     2,300,152
                                                                    ------------  ------------
                                                                       6,893,113    10,979,408
Allowance for doubtful accounts...................................    (4,422,697)   (3,382,667)
                                                                    ------------  ------------
                                                                    $  2,470,416  $  7,596,741
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 8: PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                                        1998          1997
                                                                    ------------  ------------
Land..............................................................  $    156,272  $    156,272
Building and building improvements................................     7,468,345     7,468,345
Leasehold improvements............................................       136,537        76,659
Property and equipment held under capital leases..................       447,066       447,066
Equipment, furniture and fixtures.................................       974,635     1,805,325
                                                                    ------------  ------------
                                                                       9,182,855     9,953,667
                                                                    ------------  ------------
Less: Accumulated depreciation and amortization...................      (790,633)     (844,852)
                                                                    ------------  ------------
                                                                    $  8,392,222  $  9,108,815
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation and amortization expense charged to continuing operations was $477,115, $345,208 and $217,014 in 1998, 1997 and 1996, respectively.
Additionally, depreciation and amortization expense charged to discontinued operations was $84,452 and $545,944 in 1997 and 1996, respectively.

NOTE 9: INTANGIBLE ASSETS

    Intangible assets consists of the following at December 31:

                                                                        1998         1997
                                                                     ----------  -------------
Excess of costs over net assets acquired...........................  $  430,000  $   1,588,282
Contract rights....................................................      --            715,773
Organization costs.................................................      --            176,532
                                                                     ----------  -------------
                                                                        430,000      2,480,587
Less: Accumulated amortization.....................................     (82,247)      (508,202)
                                                                     ----------  -------------
                                                                     $  347,753  $   1,972,385
                                                                     ----------  -------------
                                                                     ----------  -------------

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9: INTANGIBLE ASSETS (CONTINUED)
    Amortization expense for intangible assets charged to continuing operations was $285,674, $332,138 and $473,007 in 1998, 1997 and 1996, respectively.
Additionally, amortization expense charged to discontinued operations was $85,115 and $415,639 in 1997 and 1996, respectively.

NOTE 10: NOTES RECEIVABLE

    At December 31, 1997, notes receivable resulted from development, financial advisory, and consulting services which the Company had provided to several long-term care properties. The notes are generally subordinated to senior debt and other priority operating obligations associated with the properties. At December 31, 1998, the notes receivable were fully reserved by the Company.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

    Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities are carried at amounts that approximate their fair values because of the short-term maturity of these instruments. The Company believes that the carrying value of notes and loans receivable, notes payable and long-term debt approximates fair value.

NOTE 12: LOANS RECEIVABLE AND OTHER ASSETS

    At December 31, 1997, loans receivable and other assets included $384,000 advanced by the Company pursuant to the terms of operating deficit agreements for the operating needs of properties previously managed by the Company. During 1998, such advances were fully reserved by the Company.

NOTE 13: INCOME TAXES

    The effective income tax rate differs each year from the statutory Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization and valuation of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences is as follows:

                                                                              1998         1997         1996
                                                                              -----        -----        -----
Federal income tax rate..................................................         (34)%        (34)%        (34)%
State income taxes, net of Federal tax benefit...........................          --           --           (1)
Tax benefit of prior years' net operating losses.........................          --          (18)         (11)
Deferred tax asset valuation allowance...................................          34%          44           10
Tax effect of net non-deductible expenses................................          --           19           20
Other....................................................................          --            7            6
                                                                                   --           --           --
                                                                                   --%         18%          (10)%
                                                                                   --           --           --
                                                                                   --           --           --

    Deferred income taxes arise primarily as a result of a difference between the financial and income tax basis of reporting principally for differences in the bases of allowances for doubtful accounts, property and

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 13: INCOME TAXES (CONTINUED)
equipment, organization costs, as well as the effects of future benefits to be realized from the net operating losses for financial reporting purposes.

    Deferred tax assets at December 31, 1998 and 1997 are comprised of the following:

                                                                      1998           1997
                                                                 --------------  -------------
Deferred tax assets
  Tax benefit of net operating loss carryforwards..............  $   16,777,000  $   5,699,000
  Allowance for doubtful accounts..............................         101,000      1,009,000
  Organization costs...........................................        --               33,000
  Accrued liabilities..........................................          95,000       --
                                                                 --------------  -------------
Total deferred tax assets......................................      16,973,000      6,741,000
  Less valuation allowance.....................................     (16,973,000)    (6,741,000)
                                                                 --------------  -------------
    Net deferred tax assets....................................        --             --
                                                                 --------------  -------------
Deferred tax liabilities
  Property and equipment.......................................        --               50,000
                                                                 --------------  -------------
    Net deferred tax liability.................................  $     --        $      50,000
                                                                 --------------  -------------
                                                                 --------------  -------------

    During 1998, the tax deferred asset valuation allowance increased by $10,232,000, and during 1997, the valuation allowance increased by $5,591,000.

    At December 1, 1998, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $45,300,000, which can be offset against future earnings of the Company. These net operating losses expire from 2008 through 2013, and are subject to annual limitations. In addition, the Company has available various state net operating loss carryforwards of approximately $46,200,000 at December 31, 1998, which expire from 1999 to 2013.

    The provision for (benefit of) income taxes include:

                                                           1998         1997          1996
                                                         ---------  ------------  -------------
Current:
  State................................................  $  --      $     50,000  $    --
Deferred:
  Federal..............................................     --         2,350,000     (1,030,000)
  State................................................     --           400,000       (150,000)
                                                         ---------  ------------  -------------
                                                         $  --      $  2,800,000  $  (1,180,000)
                                                         ---------  ------------  -------------
                                                         ---------  ------------  -------------

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14: NOTES PAYABLE, BANKS AND OTHER

                                                                                            1998          1997
                                                                                        ------------  ------------

Note payable to a bank, due on demand, line of credit of $1.5 million, bears interest at prime plus 1%, secured by accounts receivable and property and equipment. At
  December 31, 1998, this note was in default.........................................  $  1,481,500  $  1,481,500

Note payable to a third party, due on demand, bears interest at prime rate plus 2.25%
  (10.0%) capital; secured by certain ancillary subsidiaries' accounts receivable. At
  December 31, 1998, this note was in default.........................................       775,555     1,603,505

Note payable to a third party, due on demand bears interest at approximately 10.5%;
  serving as working capital; secured by certain nursing home subsidiaries' accounts
  receivable..........................................................................     1,054,862       828,670

Notes payable to creditors, due on demand, unsecured pending settlement
  arrangements........................................................................     1,350,000     1,703,827

Various equipment and other notes payable (substantially to stockholder in 1998)......       179,014        20,760
                                                                                        ------------  ------------

                                                                                        $  4,840,931  $  5,638,262
                                                                                                      ------------
                                                                                        ------------  ------------
                                                                                        ------------

    The weighted average rate of interest charged to the Company during 1998 and 1997 was approximately 10.5%.

NOTE 15: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities reported at December 31, 1998 include: accrued compensation of $547,629 associated with nursing home operations; and $288,360 in corporate accrued salaries and related expenses.

    Accrued expenses and other current liabilities reported at December 31, 1997 include: accrued expenses of approximately $773,905 associated with nursing home operations (comprised mainly of accrued compensation); approximately $335,000 in corporate accrued salaries and related expenses, and approximately $368,000 in other current liabilities.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 16: LONG-TERM DEBT

LONG-TERM DEBT CONSISTS OF:                                                                1998           1997
                                                                                       -------------  ------------

Mortgage loan payable to a financing institution having a ten year term; interest only payable through June 1999, amortizing over a 25 year period, bearing interest at 10.5%; with a balloon payment of $7,360,420 due in June 2007; secured by
  property, plant and equipment associated with two nursing home facilities..........  $   8,300,000  $  8,300,000

Subordinated mortgage loan payable to a third party due in June 2000; interest only payable at 9%; secured by property, plant and equipment associated with two nursing
  home facilities....................................................................        250,000       250,000

Note payable to a financing institution with interest at 10.5%, having a term of ten years, with a balloon payment of $1,299,962 due in April 2007, secured by property
  and leasehold rights associated with four nursing home facilities..................      1,460,000       --
                                                                                       -------------  ------------

                                                                                          10,010,000     8,550,000

Less:      current maturities..........................................      13,500

           long-term debt in default...................................   8,300,000

                                                                      ----------  ---------

                                                                      $1,696,500  $8,550,000
                                                                                  ---------
                                                                      ----------  ---------
                                                                      ----------

    The Company is not in compliance with certain loan covenants of its $8,300,000 mortgage loan payable. This mortgage loan relates exclusively to the property, plant and equipment reported by the Company at December 31, 1998 and 1997. While the lender has not formally declared an event of default, there can be no assurance that the lender will not exercise its rights in formally declaring such an event and thereby potentially causing the loan to be currently payable. The primary collateral security for the mortgage loan is the related property, and the Company believes there exists sufficient asset value to cover the loan balance as well as sufficient cash flow being provided by the property operations to sustain debt service requirements. Moreover, to date, the Company has not defaulted on its payment obligations associated with the debt. In light of uncertainty with respect to future lender actions, if any, the Company has reclassified the mortgage loan payable as a current liability, reflecting the lender's absolute right to accelerate the debt. Notwithstanding this classification, management reasonably expects that the lender will continue to cooperate with the Company in its efforts to attain full loan compliance, at which point the

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 16: LONG-TERM DEBT (CONTINUED)
mortgage loan payable will be reclassified as a long-term liability. Annual maturities of long-term debt in the next five years exclusive of the long-term debt in default are as follows:

YEAR ENDING DECEMBER 31,                                          AMOUNT
--------------------------------------------------------------  ----------
1999..........................................................  $   13,500
2000..........................................................     205,000
2001..........................................................      17,135
2002..........................................................      19,050
2003..........................................................      21,180

NOTE 17: LEASES

    The Company leases its executive offices, management offices and certain equipment accounted for as operating leases. Rent expense under these leases charged to continuing operations was $224,410, $461,398, and $367,900 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, rent expense under these leases charged to discontinued operations was $182,716 and $455,615 for the years ended December 31, 1997, and 1996, respectively.

    In addition to the foregoing, the Company operates two long-term care nursing facilities having a combined total of 222 beds pursuant to terms of lease purchase agreement. The term of the lease agreement is for ten years commencing in March 1997, with a five year renewal period. The combined facilities purchase option is for $11.5 million, and is exercisable through March 2000. These leases are being accounted for as operating leases. The annual lease payments associated with these facilities approximates $1,200,000.

    The following represents future minimum rental payments required under operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 1998:

YEAR ENDING DECEMBER 31,                                        AMOUNT
-----------------------------------------------------------  -------------
1999.......................................................  $   1,344,709
2000.......................................................      1,344,709
2001.......................................................      1,307,709
2002.......................................................      1,307,709
2003.......................................................      1,307,709
Thereafter.................................................      9,969,685
                                                             -------------
                                                             $  16,582,230
                                                             -------------
                                                             -------------

    The Company also leases property and equipment under capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Amortization under capital leases charged to continuing operations was $77,838, $57,437 and $32,797 in 1998, 1997 and 1996,
respectively. Amortization charged to discontinued operations for the years ended December 31, 1997 and 1996 was $29,934 and $21,251, respectively.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 17: LEASES (CONTINUED)
    The following is a summary of property held under capital leases as of December 31, 1998 and 1997:

                                                                           1998        1997
                                                                        ----------  ----------
Equipment.............................................................  $  447,066  $  447,066
Less: Accumulated amortization........................................     247,066     169,228
                                                                        ----------  ----------
                                                                        $  200,000  $  277,838
                                                                        ----------  ----------
                                                                        ----------  ----------

    Interest rates on capitalized leases range from 9% to 15% and are imputed based upon the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

    Equipment and other assets under capital lease arrangements are no longer in service. Accordingly, the Company has reported the associated capital lease obligations aggregating $200,000 as current liabilities. The Company expects to satisfy such obligations during 1999.

NOTE 18: IMPAIRMENT OF INTANGIBLE ASSETS

    In 1995, the Company adopted Statement of Financials Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No.121"). In accordance with SFAS No. 121, the Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired.

    During each of the three years ended December 31, 1998, the Company determined that its recorded intangible assets had been impaired due to either the termination of certain business relationships, discontinuation of certain segments of its business, and other corporate developments. The routine evaluation of the carrying value of intangible assets, among other things, included management's determination that, in light of continued operating deficits with respect to related subsidiaries as well as their associated business interests, uncertainty existed that the Company would be able to generate sufficient future cash flows to recover the recorded amounts of the intangible assets. Such assets included excess of cost over net assets acquired in connection with establishing certain discontinued subsidiary operations; organization costs incurred in connection with the acquisition or formation of discontinued subsidiary companies; and, contract rights representing the value assigned to property management contracts secured by the Company. Charges to operations resulting from impairment losses totaled $3,251,617, $5,637,703 and $2,228,923 for 1998, 1997 and 1996, respectively.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 19: LOSS PER SHARE

    The following is a reconciliation of the numerators and denominators used in computing loss per share (basic and diluted) from continuing operations:

                                                                         1998            1997           1996
                                                                    --------------  --------------  -------------
Loss from continuing operations...................................  $  (11,919,706) $  (11,093,116) $  (4,240,680)
Preferred stock dividends.........................................        (160,000)       (160,000)      (160,000)
                                                                    --------------  --------------  -------------
Loss to common shareholders (numerator)...........................  $  (12,079,706) $  (11,253,116) $  (4,400,680)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Weighted-average number of shares of common stock (denominator)...      20,948,862      16,666,375     13,946,359

    Potential dilutive securities (1998--stock warrants and convertible preferred stock; 1997--stock options, stock warrants and convertible preferred stock and 1996--stock options, stock warrants, convertible preferred stock and convertible debentures) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be antidilutive.

NOTE 20: COMMITMENTS AND CONTINGENCIES

    During 1998, the Company accepted the resignation of two executive officers and thereby effected the termination of their associated executive employment contracts. In addition, in connection with a change in corporate control late in 1998, the Company accepted the resignation of the then President and Chief Executive Officer and negotiated a final settlement of the Company's obligations associated with his employment contract and change in control agreement. This settlement included a final cash payment of $60,000 in full satisfaction of all claims and employment rights. The Company also accepted the registration of the then Secretary, although this person was allowed to remain an officer of the company. The Company is in the process of negotiating final settlements and separation arrangements relating to the terminated executive as well as an executive which continues in the Company's employ.

    On January 1, 1999, in connection with the change in corporate control, the Company entered into employment agreements with four executive officers to succeed prior management. The employment agreements, each for a period of five years, include aggregate annual base compensation of $875,000 to be paid in the form of stock, cash or a combination thereof. In addition, in connection with entering into such employment contracts, each executive officer was granted 500,000 shares of the Company's common stock, subject to shareholder approval of an increase of the authorized number of shares of common stock from 25,000,000 to 50,000,000. Change in control agreements providing, among other things, termination entitlements of up to two and one-half times base compensation were also entered into with the new executive officers.

    The Company guarantees aggregate debt service payments relating to approximately $25,055,000 of long-term debt and working capital financing associated with long-term care facilities for which it provides management services on a long-term basis. The Company may be unable to independently satisfy such debt service payments, if required.

    The Company is a defendant in two lawsuits relating to the termination of former executive officers for cause under the terms of, in one case, the executive's employment agreement and, in the second, the executive's employment and merger agreement. The two former executives are independently claiming to

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 20: COMMITMENTS AND CONTINGENCIES (CONTINUED) be paid additional compensation, and in the case of one, damages for alleged misrepresentations in connection with the related merger agreement. The Company continues to pursue its counterclaims with respect to this latter case and otherwise continues to defend itself in both of these cases. Management believes that the Company has valid defenses against all allegations made by the Plaintiffs in these actions as well as valid counterclaims in its prosecution actions. Further, Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

    During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. While the Company remains the primary manager of these facilities, it derives no current management services revenue. The prior management arrangement applicable to the Company had contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. This matter is currently in dispute with the property owner with respect to alleged note obligations aggregating up to approximately $2 million. The Company has not recognized this liability in its financial statements at December 31, 1998 and, moreover, believes there exists a right of offset to any such claim resulting from notes and accounts receivable due the Company from the subject facilities. Such amounts exceed $1.5 million and were fully reserved for collection by the Company at December 31, 1998. The Company is in the process of resolving this matter with the property owner and does not believe that the outcome of such resolution will have an adverse material impact on its financial position or results of operations.

    In 1996, the Company secured a long-term management position in connection with a property purchase and sales transaction involving four long-term care facilities aggregating 447 beds located in the State of New Hampshire. As part of the originating property transaction, the Company, among other things, guaranteed the payment of certain seller financing obligations of the purchaser aggregating approximately $1,500,000. Currently, the owner is in default of the payment of such obligations and the seller has initiated collection litigation, including action against the Company to perform on its payment guarantee. As a result of this action, the Company has initiated settlement discussions with the relevant parties which discussions contemplate a change in the ownership interests in the properties and, in connection therewith, amicably settling the seller interests. Accordingly, the Company has not provided for this matter in its financial statements at December 31, 1998 and does not believe that the outcome in settling its guarantee obligation will have an adverse material impact on financial position or results of operations.

    The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 1998. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 20: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition to the foregoing, the Company and its subsidiaries have outstanding a number of other routine actions, as well as a number of threatened actions involving their respective creditors, vendors, customers, former employees and/or other third parties. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

NOTE 21: PREFERRED STOCK

    On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 1998, the 533,333 shares of Series A Senior Convertible Preferred Stock was convertible into 972,507 shares of common stock. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus unpaid dividends, which amounts to $2,710,000 at December 31, 1998. The Company had the option, prior to July 1, 1996, to pay the preferred stock dividends by issuance of Common stock in lieu of cash. The Company did not exercise their option. At December 31, 1998, dividends in arrears yet not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $710,000.

    The Series B Preferred Stock is nonvoting and does not pay dividends. The liquidation preference of each share is $1.00 per share.

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

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 22: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED) Transactions involving the Plan are summarized as follows:

OPTIONS SHARES

                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                  AVERAGE PRICE            AVERAGE PRICE            AVERAGE PRICE
                                             -----------------------  -----------------------  -----------------------
                                                1998      PER SHARE      1997      PER SHARE      1996      PER SHARE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding January 1......................     400,000   $     .90      500,000   $     .90      688,153   $    2.21
  Granted..................................      --          --           --          --           50,000        1.00
  Exercised................................      --          --           --          --           --          --
  Canceled.................................      --          --         (100,000)       1.00      (25,000)       1.50
  Expired..................................    (400,000)  $     .90       --          --         (213,153)       5.10
                                             ----------               ----------               ----------
Outstanding December 31....................      --          --          400,000   $     .87      500,000   $     .90
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------
Exercisable December 31....................      --          --          400,000   $     .87      500,000   $     .90
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------

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

NON-REDEEMABLE COMMON STOCK PURCHASE WARRANTS

    During 1994, the Company privately issued Non-Redeemable Common Stock Purchase Warrants for 1,600,000 shares of the Company's Common Stock.

 WARRANTS   EFFECTIVE   EXERCISE    EXPIRATION
  ISSUED      DATE        PRICE        DATE
----------  ---------  -----------  -----------
800,000...    7/25/94   $     .75      7/25/99
500,000...    7/25/94   $    1.50      7/25/04
200,000...    7/25/94   $    1.00      7/25/99
100,000...    7/25/94   $    3.50      7/25/99
----------
 1,600,000
----------
----------

    During 1997, 37,190 warrants were exercised at $0.75 per share.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 22: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED) PRIVATE WARRANTS

    Transactions involving private warrants are summarized as follows:

WARRANTS

                                                          WEIGHTED                  WEIGHTED                 WEIGHTED
                                                       AVERAGE PRICE             AVERAGE PRICE             AVERAGE PRICE
                                                  ------------------------  ------------------------  -----------------------
                                                     1998       PER SHARE      1997       PER SHARE      1996      PER SHARE
                                                  -----------  -----------  -----------  -----------  ----------  -----------
Outstanding January 1...........................    3,396,110   $    1.77     2,434,846   $    4.88    2,175,375   $    5.11
  Granted.......................................      589,150         .62     2,250.000         .72      730,000        3.17
  Exercised.....................................     (100,000)     --          (172,000)       (.38)    (370,529)       3.29
  Expired/Cancelled.............................   (1,006,412)      (2.97)   (1,116,736)       4.33     (100,000)     --
                                                  -----------  -----------  -----------       -----   ----------       -----
Outstanding December 31.........................    2,878,848   $    1.17     3,396,110   $    1.77    2,434,846   $    4.88
                                                  -----------  -----------  -----------       -----   ----------       -----
                                                  -----------  -----------  -----------       -----   ----------       -----
Exercisable December 31.........................    2,772,184   $    1.17     2,988,450   $    1.77    2,370,178   $    4.88
                                                  -----------  -----------  -----------       -----   ----------       -----
                                                  -----------  -----------  -----------       -----   ----------       -----

    The warrants outstanding on December 31, 1998 expire from 1999 through 2007.

    Under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (``APB") Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has recognized compensation cost for stock options and warrants for 1998, 1997 and 1996 of $0, $183,000 and $48,000, respectively. If the Company had recognized compensation cost for the ``fair value" of option grants under the provisions of SFAS No. 123 the pro forma financial results for 1998, 1997 and 1996 would have differed from the actual results as follows:

                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Net income (loss)................................................
  As reported....................................................  $  (11,919,706) $  (18,210,342) $  (10,314,561)
  Proforma.......................................................  $  (12,291,273) $  (19,434,176) $  (10,711,154)
Basic earnings (loss) per share..................................
  As reported....................................................  $         (.58) $        (1.10) $         (.75)
  Proforma.......................................................  $         (.59) $        (1.18) $         (.78)

    The per share weighted average fair value of the stock options and warrants granted during 1998, 1997 and 1996 was $.38, $1.25 and $3.30, respectively. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of approximately 6% for all three years; expected volatility factors of 171%, 163.6% and 116.2% and expected lives of 1-10 years, 3-10 years and 1-10 years and no expected dividends rate for all three years.

    Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options and warrants is three to ten

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 22: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED) years; therefore, the pro forma net income (loss) and basic earnings (loss) per share do not reflect the total compensation cost for options and warrants granted in the respective years and are not indicative of future amounts. Furthermore, the pro forma results only include the effect of options granted in 1997, 1996 and 1995; options and warrants granted prior to 1995 were not considered.

NOTE 23: RETIREMENT SAVINGS PLAN

    The Company has a savings plan available to substantially all employees, under Section 401(k) of the Internal Revenue Code. The Company's contributions to this plan are discretionary. Employee contributions are generally limited to 10% of their compensation subject to Internal Revenue Code limitations. The Company made no contributions to this plan during the three year period ended December 31, 1998.

NOTE 24: SUBSEQUENT EVENTS

    On February 3, 1999, Match, Inc., an entity owned by the Company's Chairman, provided the Company a line of credit which an aggregate principal amount not to exceed $1,000,000 ("Line of Credit"). The Line of Credit will be used for the operation of the Company's business, to settle certain claims and any other general corporate purpose permitted by its articles of incorporation and applicable by law. The Line of Credit bears an interest rate equal to the annual commercial prime rate charged by Chase Manhattan Bank plus 1%. As collateral for the Line of Credit, the Board of Directors has pledged the outstanding and issued stock of Oasis, Inc., the Company's wholly-owned subsidiary. To date, this credit facility has been fully withold by the Company for working capital purpose, principally in settling corporate creditor claims.

    On March 17, 1999, the Company consummated a transaction, effective February 15, 1999 pursuant to which it acquired 1,000 shares of the common stock of Trinity, representing all the outstanding stock of Trinity (the "Trinity Shares"). The purchase price of the Trinity shares was $1,495,703 plus 100,000 shares of the Company's common stock. Trinity is a provider of rehabilitation services that operates in Texas and Oklahoma, providing physical, occupational and speech therapy services to long-term providers and acute hospitals through 131 private pay contracts.

    In connection with this transaction, the Company issued and delivered to the seller a promissory note in the amount of $1,495,703 payable in monthly installments over a five-year period starting March 1, 1999, secured by a pledge of the Trinity Shares acquired by Company in the transaction.

    In March, 1999, the Company settled an outstanding trade payable of approximately $363,921. The Company will issue 1,200,000 shares of common stock in full settlement, subject to shareholder approval of increasing the authorized number of common shares from 25,000,000 to 50,000,000.

                  IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 25: THE YEAR 2000

    The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.

    The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial statement risk to the Company. In order to assure that this does not occur, the Company plans to devote the necessary time and resources to resolve any significant year 2000 issues in a timely manner.

    Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company do business will be year 2000 ready.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
DALLAS, TEXAS

We have audited the consolidated financial statements of Iatros Health Network, Inc and subsidiaries, referred to in our report on Page F-1 dated March 30, 1999, which includes an explanatory paragraph concerning the Company's ability to continue as a going concern. In connection with our audit of these consolidated financial statements, we also have audited the accompanying related financial statement schedule for 1998. In our opinion, such financial statement schedule for 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             Weaver and Tidwell. L.L.P.

Dallas, Texas
March 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IATROS HEALTH NETWORK, INC. AND SUBSIDIARIES
DALLAS, TEXAS

    We have audited the consolidated financial statements of Iatros Health Network, Inc and subsidiaries, referred to in our report on Page F-2 dated April 23, 1998, which includes an explanatory paragraph concerning the Company's ability to continue as a going concern. In connection with our audit of these consolidated financial statements, we also have audited the accompanying related financial statement schedule for 1997 and 1996. In our opinion, such financial statement schedule for 1997 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Asher & Company, Ltd.

Philadelphia, Pennsylvania
April 23, 1998

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-K, and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st of March, 1999.

                                IATROS HEALTH NETWORK, INC.

                                By:              /s/ RONALD E LUSK
                                     -----------------------------------------
                                                   Ronald E Lusk
                                                      Chairman

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ RONALD E. LUSK        Chairman and Chief
------------------------------    Executive Officer                3/31/99
        Ronald E. Lusk

  /s/ ROBERT L. WOODSON, III    President and Chief
------------------------------    Operating Officer and            3/31/99
    Robert L. Woodson, III        Director

  /s/ JOSEPH C. MCCARRON, JR    Executive Vice President
------------------------------    and Director                     3/31/99
   Joseph C. McCarron, Jr.

       /s/ ALBERT SOUSA         Executive Vice President
------------------------------    and Secretary and                3/31/99
         Albert Sousa             Director

     /s/ JOHN D. HIGGINS        Director
------------------------------                                     3/31/99
       John D. Higgins

   /s/ JOE C. WILLIAMS, JR.     Director
------------------------------                                     3/31/99
     Joe C. Williams, Jr.