Form 10-Q
period 1999-04-30
IATROS HEALTH NETWORK INC
filed 1999-05-17
CIK 866970

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

            /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                TO
                                               ----------------   -------------

                         COMMISSION FILE NUMBER 0-20354

                         PHOENIX HEALTHCARE CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        23-2596710
             -----------                                     --------------
(State or other jurisdiction of incorporation of            (I.R.S. Employer
             organization)                                 Identification No.)
     4514 Travis Street, Suite 330
             DALLAS, TEXAS                                        75205
(Address of principal executive offices)                        (Zip Code)

                                  214-599-9777
                                 -------------
              (Registrant's telephone number, including area code)

                           IATROS HEALTH NETWORK, INC.
                           ---------------------------

              Former name or former address, if changed since last
                report Securities registered pursuant to Section
                                12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   YES      NO
                                         -----     -----

         As of May 14, 1999, there were 21,069,958 shares of Common Stock issued or to be issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THIS FORM 10-Q INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THEMEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE JUDGMENTS BY THE COMPANY'S MANAGEMENT CONCERNING ANTICIPATED RESULTS. THESE ASSUMPTIONS AND JUDGMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

                         Phoenix Healthcare Corporation
                                    Form 10-Q
                                Table of Contents


                                                                             PAGE
                                                                             ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998.........................  4

           Consolidated Statements of Operations for
              the three months ended March 31, 1999 and 1998...............  5

           Consolidated Statements of Cash Flows  for
               the three months ended March 31, 1999 and 1998..............  6

           Notes to Consolidated Financial Statements......................  7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 18

Item 2.    Changes in Securities and Use of Proceeds....................... 18

Item 3.    Defaults upon Senior Securities................................. 18

Item 4.    Submission of Matters to a Vote of Security Holders............. 18

Item 5.    Other Information............................................... 18

Item 6.    Exhibits and Reports on Form 8-K................................ 18

Signatures................................................................. 19


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PHOENIX HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                              (unaudited)
                                                                                March 31,    December 31,
ASSETS                                                                            1999          1998
                                                                               -----------   -----------
CURRENT ASSETS
 Cash and cash equivalents ...............................................     $   248,505   $   279,364
 Accounts receivable, net ................................................       4,566,919     2,470,416
 Inventory ...............................................................          39,300        14,968
 Prepaid expenses and other current assets................................          46,625          --
                                                                               -----------   -----------
 Total current assets ....................................................       4,901,349     2,764,748
PROPERTY AND EQUIPMENT, net ..............................................       8,324,679     8,392,222
OTHER ASSETS
  Cash and cash equivalents, restricted ..................................         482,064       476,189
  Intangible assets, net .................................................       3,341,010       347,753
  Other assets ...........................................................          82,038          --
                                                                               -----------   -----------
                                                                                 3,905,112       823,942
                                                                               -----------   -----------
TOTAL ASSETS .............................................................     $17,131,140   $11,980,912
                                                                               -----------   -----------
                                                                               -----------   -----------




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    1999               1998
                                                                               ------------       -----------
CURRENT LIABILITIES
 Notes payable, banks and other ............................................   $  8,458,777    $  4,840,931
 Accounts payable ..........................................................      4,130,004       3,214,597
 Accrued expenses and other current liabilities ............................      2,285,751       1,217,716
 Current portion of long-term debt and capital lease obligations ...........        213,500         213,500
 Long-term debt in technical default .......................................      8,300,000       8,300,000
                                                                               ------------    ------------
 Total current liabilities .................................................     23,388,032      17,786,744
LONG-TERM DEBT .............................................................      3,609,890       1,696,500
                                                                               ------------    ------------
                                                                                 26,997,922      19,483,244

COMMITMENTS AND CONTINGENCIES ..............................................           --              --

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, $.001 par value, 5,000,000 shares authorized:
 Series A, 533,333 shares issued and outstanding ...........................            533             533
 Series B, 100,000 shares issued and outstanding ...........................            100             100
 Common Stock, $.001 par value, 50,000,000 shares authorized;
 21,070,958 and 20,869,958 issued  and outstanding in 1999 and 1998,
 respectively ..............................................................         21,070          20,970
 Additional Paid-In Capital ................................................     36,084,767      36,059,867
 Accumulated Deficit .......................................................    (45,973,252)    (43,583,802)
                                                                               ------------    ------------
                                                                                 (9,866,782)     (7,502,332)
                                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .......................   $ 17,131,140    $ 11,980,912
                                                                               ------------    ------------
                                                                               ------------      ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         PHOENIX HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                        March 31,        March 31,
                                                          1999             1998
                                                      ------------    ------------
Revenues
 Nursing home operation services .................    $ 4,571,161     $ 4,599,197
 Ancillary services ..............................      1,240,111       3,284,456
 Management services .............................        144,600         314,428
                                                      -----------     -----------
                                                        5,955,872       8,198,081

Routine operating expenses
 Nursing home operation services .................      4,201,340       3,908,463
 Ancillary services ..............................      2,207,519       2,875,853
 Management services .............................        206,356         246,370
 General and administrative ......................        763,158         731,698
                                                      -----------     -----------
                                                        7,378,373       7,762,384

Property and capital related expenses
 Interest expense ................................        443,355         366,444
 Facilities lease expense ........................        292,500         262,500
 Depreciation and amortization ...................        231,094         153,495
                                                      -----------     -----------
                                                          966,949         782,439
                                                      -----------     -----------
Loss from operations before other income (expense)     (2,389,450)       (346,742)

Other income (expense)
 Interest and other income .......................             --          50,315
                                                      -----------     -----------

Net Loss .........................................    $(2,389,450)    $  (296,427)
                                                      -----------     -----------
Basic and diluted loss per
 Common Share ....................................    $      (.12)    $      (.02)
                                                      -----------     -----------
                                                      -----------     -----------
Weighted average number of shares of
 common stock and equivalents outstanding ........     21,019,958      20,869,958
                                                      -----------     -----------
                                                      -----------     -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                         PHOENIX HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                    March 31,       March 31,
                                                                                      1999            1998
                                                                                     ------          ------
OPERATING ACTIVITIES
  Net loss .....................................................................   $(2,389,450)   $  (296,427)
  Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
  Depreciation and amortization ................................................       231,094        153,495
  Provision for doubtful accounts receivable ...................................       390,212         27,385
  Changes in:
  Accounts receivable ..........................................................       201,301       (290,708)
  Notes and loans payable ......................................................       617,652         (6,553)
  Inventory ....................................................................       (24,332)        71,428
   Prepaid expenses and other ..................................................       (46,625)       (28,437)
  Accounts payable .............................................................        91,942        423,053
  Accrued expenses and other ...................................................       723,774     (1,172,327)
                                                                                   -----------    -----------
  Net cash provided (utilized) by operating activities .........................      (204,432)    (1,119,091)
                                                                                   -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment ...........................................       (18,283)      (111,823)
  Changes in other assets ......................................................       (92,867)       204,412
  Increase in restricted cash ..................................................        (5,875)            --
                                                                                   -----------    -----------
   Net cash utilized by investing activities ...................................      (117,025)        92,589
                                                                                   -----------    -----------

 FINANCING ACTIVITIES
 Net proceeds from issuance of capital stock and other capital contributions ...            --        789,000
 Increase in long-term debt ....................................................       290,598        435,781
 Payments of long-term debt ....................................................                      (29,411)
 Capital lease obligations, net ................................................                      (19,347)
                                                                                   -----------    -----------
 Net cash provided (utilized) by financing activities ..........................       290,598      1,176,023
                                                                                   -----------    -----------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................       (30,859)       149,521
 Cash and cash equivalents, beginning of period ................................       279,364        190,696
                                                                                   -----------    -----------
 Cash and cash equivalents, end of period ......................................   $   248,505    $   340,217
                                                                                   -----------    -----------
                                                                                   -----------    -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

         The pro forma effect of the Trinity acquisition on the Company's operations for the prior year quarter ended March 31, 1998 would have been an increase in revenues by $1,569,217 and a decrease in the net loss by $188,392 or $.01 per common share.

         During interim periods, Phoenix Healthcare Corporation (the Company") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

         In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of Phoenix Healthcare Corporation for the interim periods.

         BUSINESS

         Phoenix Healthcare Corporation, (formerly Iatros Health Network, Inc.) and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing health care services principally to the long-term care industry. As of March 31, 1999, the Company provides these services through nine (9) long-term care facilities (seven skilled nursing facilities and two assisted living facilities) in Massachusetts and New Hampshire. In addition, the Company operates Trinity Rehab, Inc. ("Trinity") which provides comprehensive rehabilitation therapy services through 131 private pay contracts in Texas and Oklahoma. In April 1999, the Company acquired Southland Medical Supply, Inc. based in Knoxvillle, Tennesee, a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in 16 states.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Phoenix Healthcare Corporation. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

         The useful lives of property and equipment for purposes of computing depreciation and amortization are:

              Building..............................................        25 Years
              Leasehold improvements................................      3-10 Years
              Property and equipment held under capital leases......   Life of lease
              Equipment.............................................         5 Years
              Furniture and fixtures................................       3-7 Years


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

         CONTRACT RIGHTS

         Contract rights represent the value assigned to management and ancillary service contracts obtained by the Company. Management contracts provide for a management fee in exchange for management, marketing and development services provided to the facilities. Ancillary service contracts are generally provided for a fee per unit of service rendered. Contract rights are being amortized over the term of the related contracts.

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

         Basic and diluted loss per share is based upon the weighted average number of common shares outstanding during the period less preferred dividends of $40,000 for the three months ended March 31, 1999 and 1998, respectively; Preferred dividends in arrears at March 31, 1999 were $750,000.

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

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 2:  GOING CONCERN

         For the quarter ended March 31, 1999, the Company reported a net loss of $2,389,450. Recent operating losses reported by the Company through March 31, 1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations.

         At March 31, 1999, the Company reports a working capital deficit of $16,991,683 compared with a working capital deficit of $15,021,996 at December 31, 1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of a long-term debt obligation of $8,300,000 in technical default at December 31, 1998 and to date. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

         During the fourth quarter of 1998, the Company experienced a change of control which included the introduction of new executive management. New management's plans include pro-actively dealing with the Company's current financial and creditor issues while implementing a growth plan for the future.

         In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependence on revenue growth to support continuing operations, its viability as a going concern is uncertain. While the Company has experienced a change in control together with an infusion of limited new working capital, there can be no assurance that new management's efforts to re-direct and re-capitalize the Company will be successful.


NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


         On March 17, 1999, the Company consummated a non-cash purchase transaction, effective February 15, 1999, pursuant to which it acquired all of the common stock of Trinity Rehab, Inc., ("Trinity"). The purchase price paid for Trinity included the issuance of a long term note in the principal amount of $1,495,000 as well as 100,000 shares of the Company's common stock, which shares were valued at approximately $25,000. The Trinity purchase note obligation has been accelerated and is included in notes payable at March 31, 1999. The acquisition of Trinity has resulted in an increase in the Company's assets and liabilities as follow:

         Accounts receivable and other current assets ...........   $2,297,804
         Intangible assets representing contract rights and other    3,597,696
                                                                    -----------
           Total Assets ..........................................  $5,895,500
                                                                    -----------
                                                                    -----------

         Accounts payable and accrued expenses ..................   $1,167,726
         Notes payable ..........................................    3,000,194
         Long-term debt .........................................    1,727,580
                                                                    -----------
           Total Liabilities .....................................  $5,895,500
                                                                    -----------
                                                                    -----------


NOTE  4: COMMITMENTS AND CONTINGENCIES

         During 1998, the Company accepted the resignation of two executive officers and thereby effected the termination of their associated executive employment contracts. In addition, in connection with a change in corporate control late in 1998, the Company accepted the resignation of the then President and Chief Executive Officer and negotiated a final settlement of the Company's obligations associated with his employment contract and change in control agreement. This settlement included a final cash payment of $60,000 in full satisfaction of all claims and employment rights. The Company also accepted the resignation of the then Secretary, although this person was allowed to remain an officer of the company and has since been terminated. The Company is in the process of negotiating final settlements and separation arrangements relating to the terminated executive as well as an executive who continues in the Company's employ.

         On January 1, 1999, in connection with the change in corporate control, the Company entered into employment agreements with four executive officers to succeed prior management. The employment agreements, each for a period of five years, include aggregate annual base compensation of $875,000 to be paid in the form of stock, cash or a combination thereof. In addition, in connection with entering into such employment contracts, each executive officer was granted 500,000 shares of the Company's common stock. Change in control agreements providing, among other things, termination entitlements of up to two and one-half times base compensation were also entered into with the new executive officers.

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

         During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. While the Company remains the primary manager of these facilities, it derives no current management services revenue. The prior management arrangement applicable to the Company had contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. This matter is currently in dispute with the property owner with respect to alleged note obligations aggregating up to approximately $2 million. The Company has not recognized this liability in its financial statements at March 31, 1999 and, moreover, believes there exists a right of offset to any such claim resulting from notes and accounts receivable due the Company from the subject facilities. Such amounts exceed $1.5 million and were fully reserved for collection by the Company at March 31, 1999. The Company is in the process of resolving this matter with the property owner and does not believe that the outcome of such resolution will have an adverse material impact on its financial position or results of operations.

         In 1996, the Company secured a long-term management position in connection with a property purchase and sales transaction involving four long-term care facilities aggregating 447 beds located in the State of New Hampshire. As part of the originating property transaction, the Company, among other things, guaranteed the payment of certain seller financing obligations of the purchaser aggregating approximately $1,500,000. Currently, the owner is in default of the payment of such obligations and the seller has initiated collection litigation, including action against the Company to perform on its payment guarantee. As a result of this action, the Company has initiated settlement discussions with the relevant parties which discussions contemplate a change in the ownership interests in the properties and, in connection therewith, amicably settling the seller interests. Accordingly, the Company has not provided for this matter in its financial statements at March 31, 1999 and does not believe that the outcome in settling its guarantee obligation will have an adverse material impact on financial position or results of operations.

         The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 1999. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

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

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         BUSINESS STRATEGY

         The Company's strategy is to be a low cost provider of high quality, post acute health care services in selected markets in order to address market demands created by ongoing changes in the health care delivery system, changes in patient demographics, and pressures to contain costs of delivering care.

         The Company's strategy is to 1) Expand and integrate the health care services offered; 2) Cross sell the variety of services and products it provides; 3) Concentrate its healthcare services operations in targeted geographic areas and; 4) expand operations through selective acquisitions.

         RESULTS OF OPERATIONS

         The Company's consolidated financial statements reflect a net loss of $2,389,450 for the quarter ended March 31, 1999, compared with a net loss of $296,427 for the prior year quarter ended March 31, 1998. The increase in the reported net loss results largely from a material reduction during 1998 in the revenue base associated with ancillary services. In addition, operations reported for the quarter ended March 31, 1999 include a net loss of $1,234,793 associated with the operations of Trinity. The Trinity acquisition transaction was consummated on March 17, 1999 with first quarter operations largely attributable to their prior owners and managers.

         Consolidated revenues reported for the quarter ended March 31, 1999 totaling $5,955,872 compares with $8,198,081 for the prior year quarter representing a decrease of $2,242,209 or 27.4%. The decrease is the result of a decrease in ancillary services revenue of $2,044,345; a decrease in management services revenue of $169,828; and, nursing home services revenue reported substantially level with the prior year. Ancillary services revenue reported in 1999 is exclusively related to the Company's acquisition of Trinity during the first quarter of 1999. Ancillary services revenue during 1998 is attributed to the Company's New England and Philadelphia market operations where ancillary services were terminated during 1998. The termination of such services during 1998 resulted principally from the loss of underlying service contracts with local healthcare providers. The reduction in management services revenue during 1999 results from the Company having previously assigned its contract rights associated with three nursing facilities to a third party.

         Consolidated routine operating expenses for the quarter ended March 31, 1999 total $7,378,373 or 124% of reported revenue compared with the prior year quarter of $7,762,384 or 94.7% of reported revenue. Total routine operating expenses for 1999 yield an operating loss of ($1,422,501) or (24%) on related revenues compared with operating income of $435,967 or 5.3% on related revenues for the prior year quarter. The routine operating margin for 1999 associated with nursing, ancillary and management services totaled $369,821, ($967,408), and ($61,576), respectively. Comparable amounts for the 1998 quarter totaled $690,734, $408,603, and $68,058, respectively. The routine operating margin for nursing operations during 1999 represents 8% on related revenue compared with 15% for the prior year quarter. As to ancillary services, the routine operating margin during 1999 represents (78%) on related revenue compared with 12.4% for the prior year quarter.

Nursing operations for the quarter ended March 31, 1999 reported a net loss of $202,524 on revenues of $4,571,151 compared with the prior year quarter when nursing home operations reported net income of $61,790 on revenues of $4,599,197. On a combined basis, nursing operations revenue remained level with the prior year resulting from the nursing facility occupancy levels averaging 94%. The payor mix associated with nursing operations in 1999 compared with the prior year quarter is reported at 71.5% vs. 68.4% from Medcaid sources; 10.8% vs. 14% from Medicare sources; and, 17.8% vs. 17.6% representing private pay and other insurers. The reduction in Medicare utilization relates primarily to ancillary therapy services. Ancillary revenues associated with therapy services have decreased compared with the prior year resulting from the Company having transitioned such services in-house beginning in late 1998. This decrease in ancillary revenues has been offset by a comparable increase in routine rate structures associated with Medicaid and private sources. As to operating expenses relating to nursing operations, salaries and related costs have increased for the current period by approximately $235,000, primarily reflecting the increased costs associated with in-house therapy services. Other routine operating costs remained relatively consistent with the prior year quarter.

Operations associated with the Trinity acquisition during the quarter ended March 31, 1999 were adversely impacted by certain revenue influences as well as unanticipated operating costs. As to revenues, a change in Medicare Part B reimbursement effective on January 1, 1999 from a cost based salary equivalency methodology to one of fixed payments based upon units of service has affected approximately seventy-five percent of the therapy revenue stream. Management has estimated that this equates to a monthly reduction in Medicare Part B revenue exceeding $125,000. In addition, productivity levels (i.e. percent of billable hours) experienced by Trinity during the first quarter fell short of management's expectations. Specifically, such levels fell below 40% while the Company expects productivity levels to exceed 70% in keeping with industry standards. Management has initiated efforts to increase such productivity levels. Lastly, the Company has selectively terminated numerous therapy contracts, many located in remote rural locations, not anticipated to yield profitability given the newly enacted reimbursement constraints. Such terminations are estimated to represent a reduction in monthly revenue approximating $50,000. The Company is aggressively seeking to selectively expand its revenue base in securing added therapy contract business to compensate for these adverse revenue influences.

Routine operating expenses reported by Trinity for the quarter ended March 31,1999 totaled $2,207,519 and exceed operating revenues by $967,408. Significant components of such expenses included salaries and related amounts of $1,459,415; insurance expense of $179,524; travel & related expenses of $90,912 and general & related overhead totaling $87,456. In addition, Trinity reports a bad debt expense during the quarter totaling $390,212 of which over $300,000 is attributed to one multi-facility customer having filed bankruptcy. Excessive salary and related costs reported by Trinity evidence the historic shortfall in reaching productivity standards. In addition, during the first quarter, the Company incurred significant employee severance and accrued benefit costs associated with downsizing and restructuring the business organization. This has included combining three operating divisions during the quarter and thereby positioning the Company for greater efficiency while reducing redundant general & administrative overhead. During the second quarter of 1999, the Company expects to attain the stabilization of Trinity operations resulting from management's revenue enhancement and cost reduction initiatives.


Other expenses reported by Trinity for the quarter ended March 31, 1999 total $267,385 and include interest costs of $127,493 and amortization expense of $139,892. Interest expense is principally attributed to accounts receivable factoring and working capital financing. The Company is actively seeking more cost-effective arrangements to serve its current operating and planned growth needs for Trinity. Amortization expense represents non-cash charges to the Trinity operations associated with the capitalization of therapy contract rights secured by the Company. This includes the capitalization of purchase consideration totaling approximately $1,500,000 associated with the acquisition of the Trinity business during the first quarter of 1999. Such costs are generally being amortized over sixty months.

The reduction in management services revenue and related expenses during 1999 compared to 1998 reflect the Company's initiatives away form third party management of nursing facilities and concentration on direct ownership and lease of such facilities. In addition, beginning in the first quarter of 1999, the Company commenced closure of its New England based regional management office. The financial and administrative functions of New England operations have been transitioned to the Company's corporate offices located in Dallas, Texas.

General and administrative expenses for the quarter ended March 31, 1999 totaled $763,158 compared with $731,698 for the prior year quarter. Significant components of general and administrative expenses for 1999 include professional fees of $380,599 and accrued executive compensation expense of $262,500. Accrued executive compensation is expected to be satisfied through the issuance of common stock during the second quarter of 1999, however, the period expense has been recognized during the first quarter in accordance with terms of the related employment contracts. Significant components of general and administrative expenses for 1998 include professional fees of $160,369; salaries of $285,785; insurance of $117,932; and travel and related expenses of $73,673. Other corporate overhead expenses for the quarters ended March 31, 1999 and 1998 totaled $120,059 and $93,939, respectively

Property and capital related expenses for the quarter ended March 31, 1999 totaled $966,949 compared with $782,439 for the prior year quarter. For the 1999 quarter, total interest expense is reported at $443,355 of which $224,125 is related to property mortgages; $127,493 is related to ancillary services debt and $91,737 to working capital interest. For the 1998 quarter, total interest expense is reported at $366,444 of which $224,125 is related to property mortgages and $142,319 is related to working capital and other corporate obligations. Facilities lease expense for 1999 and 1998 is related to two nursing facilities operated by the Company. Depreciation and amortization expense for 1999 and 1998 is related to the Company's property and intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the quarter ended March 31, 1999, the Company reported a net loss of $2,389,450. Recent operating losses reported by the Company through March 31, 1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations.

         At March 31, 1999, the Company reports a working capital deficit of $18,486,683 compared with a working capital deficit of $15,021,996 at December 31, 1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of a long-term debt obligation of $8,300,000 in technical default. In addition, current liabilities at March 31, 1999 include $1,495,000 representing a seller note obligation relating to the Trinity acquisition. This obligation was accelerated by a Default and Demand Notice received from the note holder in May 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

         Cash and cash equivalents at March 31, 1999 and December 31, 1998 totaled $248,505 and $279,364, respectively, representing operating funds associated with the Company's continuing operations. Restricted cash balances principally relate to loan reserves associated with the Company's mortgage financing of two nursing facilities. At March 31, 1999 and December 31, 1998, such reserve amounts totaled $475,875 and $470,000, respectively.

         Accounts receivable at March 31, 1999 of $4,566,919, representing 93% of total current assets, is comprised of $2,223,823 relating to nursing operations; $2,110,642 relating to ancillary services; and, $232,454 relating to management services. Accounts receivable at December 31, 1998 of $2,470,416, representing 89% of total current assets, is comprised of $2,187,499 relating to nursing operations and $282,917 relating to management services. The increase in accounts receivable at March 31, 1999 is attributable to the ancillary accounts resulting from the acquisition of Trinity during the first quarter. Reported amounts of accounts receivable for 1999 and 1998 are net of allowances for doubtful accounts.

         Notes payable, banks and other at March 31, 1999 totaled $8,458,777 and includes notes payable to bank and financing institutions aggregating $4,023,708 of which $943,710 relates to working capital associated with nursing operations and $3,079,998 to working capital associated with ancillary services. Of the later amount, $1,481,500 payable to a bank institution has been declared in payment default. In addition, notes payable include $1,495,000 associated with the Trinity acquisition. Other notes payable amounts at March 31, 1999 totaling $2,690,069 largely relate to judgement creditors and other corporate obligations resulting from prior period operations. The increase in Notes payable, banks and other from $4,840,931 at December 31, 1998 relates largely to increased working capital obligations of $1,598,498 associated with the acquisition of Trinity during the first quarter of 1999. In addition, the note obligation to Match, Inc. at March 31, 1999 totaled $722,000. Such funds advanced during the first quarter of 1999 were utilized for working capital and to settle selected corporate creditor obligations.

         Accounts payable at March 31, 1999 totaled $4,130,004 and include $1,524,869 associated with nursing home operations; $2,206,504 associated with ancillary services; and $398,631 associated with management services and corporate accounts. Comparable amounts at December 31, 1998 totaled $3,214,549 and include $1,167,596 associated with nursing operations; $1,396,399 associated with ancillary services; $250,602 associated with management services; and, $400,000 associated with corporate accounts.

         Accrued expenses, current portion of long-term debt and capital lease obligations and other current liabilities at March 31, 1999 totaled $2,499,251 compared with $1,217,716 at December 31, 1998. For 1999, significant components include $870,402 associated with nursing operations; $232,252 associated with ancillary services; $323,508 associated with management services; $400,000 associated with corporate obligations; and accrued salaries and related expenses approximating $673,089. For 1998, significant components include $721,608 associated with nursing operations; $207,748 associated with management services; and, $288,360 in accrued salaries and related costs.

         At March 31, 1999 and December 31, 1998, the Company was in technical default on $8,300,000 of mortgage debt associated with two nursing facilities. The Company has not defaulted on its payment obligations associated with the debt yet it is not in full compliance with certain loan covenants. In light of uncertainty with respect to future lender actions, the Company has reclassified the mortgage loan payable as a current liability, reflecting the lender's absolute right to accelerate the debt.

         In May 1999, the Company received a Default and Demand Notice accelerating the purchase note obligation of $1,495,000 associated with the Trinity acquisition. Accordingly, this note has been classified as a current liability at March 31, 1999.

         OTHER DEVELOPMENTS

         Southland Medical Supply, Inc.

         On April 7, 1999, the Company acquired all of the issued and outstanding shares of Southland Medical Supplies, Inc., d/b/a/ Southland Medical Supply ("Southland") from HF Holdings as more fully disclosed in the Company's 8-K filed with the Securities and Exchange Commission on April 22, 1999. Southland, based in Knoxville, Tennesee, with annual revenues of approximately
         $23.0 million, is a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in 16 states.

         Alternative Care (Volunteer Medical)

         On February 17, 1999, the Company acquired certain assets of Alternative Care Medical Services ("ACMS") located in Providence, Rhode Island (the "ACMS Assets"). The consideration paid by the Company for this purchase was the assumption of certain liabilities of ACMS. On that date, upon completion of this transaction, the Company transferred all the ACMS Assets and obligations assumed thereunder to Volunteer Medical Acquisition Corp., a wholly owned subsidiary of the Company ("Volunteer").

         At the time of the transaction, it was believed that the ACMS Assets were owned by Travel Nurse ("Travel Nurse"). Following the purchase of the ACMS Assets, and upon further investigation, it was determined that ACMS Assets were in fact owned by Hospital Staffing of Rhode Island, Inc. ("HSS-RI"), a subsidiary of Hospital Staffing Services, Inc. ("HSSI"). At the time of the transaction, HSS-RI was a debtor in possession under Chapter 11 of Title 11 of the United States Code before the United States Bankruptcy Court for the Southern District of Florida ( the "Bankruptcy Court"). HSS-RI has since converted to Chapter 7 liquidation and a trustee (the "Bankruptcy Trustee") has been appointed by the Bankruptcy Court.

         Due to the belief that Travel Nurse owned the ACMS assets, the Company did not seek prior approval from the Bankruptcy Court. On May 3, 1999, the Bankruptcy Court conducted a hearing in connection with the Trustee's request that the business (the "Providence Facility") be turned over to the bankruptcy estate. During the course of the hearing, the Company and the Trustee reached certain agreements to accommodate the needs of the Trustee and to provide for adequate protection of the Company's interests. Specifically, pursuant to the court approved stipulation, the Bankruptcy Trustee shall temporarily operate the Providence Facility for a period of thirty (30) days.
         The Trustee shall report to the court at 15 day intervals as to his review of the Providence Facility and the potential for higher and better offers of purchase, if any. In the event that the Trustee is unable to obtain a higher and better offer of purchase, the Company's offer of purchase shall be brought before the Bankruptcy Court for final approval thus restoring the Company's control and operation of the business.

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

The Company's efforts involve inventorying, assessing and prioritizing those items which have Y2K implications; remediating (repairs, replacing or upgrading) non-compliant items; and testing items with major exposure to ensure compliance and developing contingency plans to minimize potential business interruptions. With regard to the Company's information technology systems, hardware, equipment and instrumentation, the Company has identified mission critical and non-critical items and is in the process of updating and/or replacing items that are non-compliant. The Company believes that it should be able to substantially complete implementation of critical aspects of its Y2K plan prior to the commencement of Y2K. Because the Company has relied primarily on 'off-the-shelf' software for its information technology needs and because much of the hardware, equipment and instrumentation is currently compliant, the Company does not anticipate that the costs for internal remediation efforts will be significant.

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

The Company does not separately track the internal costs of its Y2K compliance efforts and therefore these costs are unknown. As of March 31, 1999, the Company has not incurred any material costs to replace, upgrade or repair systems and/or equipment that are non-compliant and expects the future costs to complete these efforts should not exceed $100,000. The Company presently anticipates that its remediation efforts will be substantially completed in the second quarter of 1999. Testing of certain business critical items is expected to be completed in the third quarter of 1999.

The above contains forward looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequate resources, that are made pursuant to the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Y2K disclosure should be read in conjunction with the following disclosure of the Company:

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

         PART II

         ITEM 1:   LEGAL PROCEEDINGS

                   Nothing to report.


         ITEM 2:   CHANGES IN SECURITIES

                   During 1999, the Company issued 100,000 shares if its Common Stock in connection with the acquisition of Trinity


         ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

                   On December 11, 1998, the Company received a Default and Demand Notice associated with a loan payable to a bank in the principal amount of $1,481,500. The loan principal and interest arrearage at May 14, 1999 totaled approximately $1,625,000.

                   In May 1999, the Company received a Default and Demand Notice associated with a note payable of $1,495,000 to the sellers of Trinity. The note principal and interest arrearage at May 14, 1999 totaled approximately $1,520,000.

         ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

                   Nothing to report.

         ITEM 5:   OTHER INFORMATION

                   Nothing to report.

         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits
                   3.1  Amended and Restated Certificate of Incorporation
                   3.2  By-Laws
                   27   Financial Data Schedule

                   (b)  Reports on Form 8-K

                        The Company filed the following current reports on Form 8-K during the first Quarter of 1999:


                        Date           Items Reported
                        ----           --------------
                       1/22/99   Change in Company's Certifying Accountant
                       3/18/99   Acquisition or Disposition of Assets


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PHOENIX HEALTHCARE CORPORATION



May 17, 1999
                                      By: /S/ RONALD LUSK
                                         -------------------------------------
                                         Ronald Lusk, Chairman of the Board and
                                         Chief Executive Officer