Form 10-Q
period 1999-06-30
PHOENIX HEATHCARE CORP
filed 1999-08-16
CIK 866970

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM____ TO____

                         COMMISSION FILE NUMBER 0-20354

                         PHOENIX HEALTHCARE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               23-2596710
    ------------------------------------             -------------------
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporattion of organization)             Identification No.)
         4514 Travis Street, Suite 330
                DALLAS, TEXAS                              75205
  (Address of principal executive offices)               (Zip Code)

                                  214-599-9777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                         ------------------------------

           Former name or former address, if changed since last report Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

         As of August 13, 1999, there were 23,555,337 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------


         THIS FORM 10-Q INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE JUDGMENTS BY THE COMPANY'S MANAGEMENT CONCERNING ANTICIPATED RESULTS. THESE ASSUMPTIONS AND JUDGMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

                         Phoenix Healthcare Corporation
                                    Form 10-Q
                                Table of Contents
                                                                           PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -                                        4
            June 30, 1999 and December 31, 1998

         Consolidated Statements of Operations for                            5
            the three months ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows  for                           6
             the three months ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial                   15
                   Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities and Use of Proceeds                           22

Item 3.  Defaults upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    23

Signatures                                                                   23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        ,
                         PHOENIX HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                                      (UNAUDITED)
                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          1999                     1998
                                                                                       ----------              ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................................................... $            1,135,254    $             279,364
  Accounts receivable, net......................................................              8,138,725               2 ,470,416
  Inventory.....................................................................              3,238,388                   14,968
  Prepaid expenses and other current assets.....................................                554,550                        -
                                                                                ------------------------  -----------------------
  Total current assets..........................................................             13,066,917                2,764,748
PROPERTY AND EQUIPMENT, net.....................................................              9,512,109                8,392,222
OTHER ASSETS
  Cash and cash equivalents, restricted.........................................                475,875                  476,189
  Intangible assets, net........................................................              5,046,773                  347,753

  Other assets.................................................................                 162,466                        -
                                                                                ------------------------  -----------------------
                                                                                              5,685,114                  823,942
                                                                                ------------------------  -----------------------
TOTAL ASSETS.................................................................... $           28,264,140    $          11,980,912
                                                                                ------------------------  -----------------------
                                                                                ------------------------  -----------------------


                                                                                          1999                     1998
                                                                                ------------------------  -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes payable, banks and other................................................ $           14,179,474    $           4,840,931
  Accounts payable..............................................................              7,787,690                3,214,597
  Accrued expenses and other current liabilities................................              4,904,500                1,217,716
  Current portion of long-term debt and capital lease obligations...............                213,500                  213,500
  Long-term debt in technical default...........................................              9,746,500                8,300,000
                                                                                ------------------------  -----------------------

  Total current liabilities.....................................................             36,831,664               17,786,744
LONG-TERM DEBT..................................................................              2,125,924                1,696,500
                                                                                ------------------------  -----------------------
                                                                                             38,957,588               19,483,244

COMMITMENTS AND CONTINGENCIES...................................................                      -                        -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value, 5,000,000 shares authorized:
  Series A, 533,333 shares issued and outstanding...............................                    533                      533
  Series B, 100,000 shares issued and outstanding...............................                    100                      100
  Common Stock, $.001 par value, 50,000,000 shares authorized; 23,555,337 and                    23,555                   20,970
  20,869,958 issued and outstanding in 1999 and 1998, respectively.............
  Additional Paid-In Capital....................................................             36,412,567               36,059,867
  Accumulated Deficit...........................................................            (47,130,203)             (43,583,802)
                                                                                ------------------------  -----------------------
                                                                                            (10,693,448)              (7,502,332)
                                                                                ------------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)............................ $           28,264,140   $           11,980,912
                                                                                ------------------------  -----------------------
                                                                                ------------------------  -----------------------



        The accompanying notes are an integral part of these consolidated financial statements.

                         PHOENIX HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)




                                           Three Months Ended June 30,                Six Months Ended June 30,
                                             1999                1998                 1999                 1998
                                       ------------------   ----------------     ----------------     ----------------
Revenue
  Nursing home operations                  4,673,543           4,904,750            9,244,704            9,503,947
  Ancillary services                       5,443,283           2,985,083            6,063,338            6,269,539
  Management services                        153,100             313,772              297,700              628,200

                                       ------------------   ----------------     ----------------     ----------------
                                          10,269,926           8,203,605           15,605,742           16,401,686

Operating expenses
  Nursing home operations                  4,259,260           4,090,396            8,460,600            7,998,859
  Ancillary services                       5,971,198           2,738,887            7,483,376            5,614,740
  Management services                        155,369             195,075              361,725              441,445
  General and
     Administrative                          467,413             431,656              822,420            1,163,354

                                       ------------------   ----------------     ----------------     ----------------
                                          10,853,240           7,456,014           17,128,121           15,218,398


Property and capital related expenses
  Interest expense                           378,451             548,118              758,059              914,562
  Property lease expense                     504,730             313,725              797,230              576,225
  Depreciation and Amortization              219,190             261,390              380,338              414,885
                                       ------------------   ----------------     ----------------     ----------------
                                           1,102,371           1,123,233            1,935,627            1,905,672
                                       ------------------   ----------------     ----------------     ----------------




                                       ------------------   ----------------     ----------------     ----------------
Loss from operations                      (1,685,685)           (375,642)          (3,458,006)            (722,384)


Other income (expense)                       (88,395)             73,007              (88,395)             123,322


                                       ------------------   ----------------     ----------------     ----------------
  Net Loss                                (1,774,080)           (302,635)          (3,546,401)            (599,062)
                                       ------------------   ----------------     ----------------     ----------------
                                       ------------------   ----------------     ----------------     ----------------


Basic loss and dilution per Common
Share                                         ($0.08)             ($0.01)              ($0.16)              ($0.03)
                                       ------------------   ----------------     ----------------     ----------------
                                       ------------------   ----------------     ----------------     ----------------


Weighted average number
  of common shares of common stock
  and equivalents
  Outstanding                             22,313,147          20,869,958           22,313,147           20,869,958
                                       ------------------   ----------------     ----------------     ----------------
                                       ------------------   ----------------     ----------------     ----------------



              The accompanying notes are an integral part of these
                       consolidated financial statements

                                          PHOENIX HEALTHCARE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                    (UNAUDITED)


                                                                                           JUNE 30,                JUNE 30,
                                                                                             1999                    1998
                                                                                             ----                    ----
OPERATING ACTIVITIES
  Net loss.......................................................................        (3,546,401)                (599,062)

  Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
  Depreciation and amortization..................................................           411,939                  414,885
  Provision for doubtful accounts receivable.....................................           390,212                  465,300
  Changes in:
  Accounts receivable............................................................           459,682                1,795,100
  Changes in other assets........................................................          (137,539)                  11,457
  Inventory......................................................................           576,872                  116,750
  Prepaid expenses and other.....................................................          (281,946)                 508,181
  Accounts payable...............................................................           605,347                 (461,118)
  Accrued expenses and other.....................................................           271,469               (1,033,890)
  Common Stock Issued for Services Rendered......................................           330,000
                                                                                    -----------------------  ---------------------
Net cash provided (utilized) by operating activities.............................
                                                                                    -----------------------  ---------------------
                                                                                           (920,365)               1,217,603
INVESTING ACTIVITIES
  Purchase of property and equipment.............................................           (18,283)                (111,823)
  Business Acquistion                                                                        (5,000)
  Increase in restricted cash....................................................               314                  (36,713)
                                                                                    -----------------------  ---------------------
  Net cash utilized by investing activities......................................           (22,969)                (137,079)
                                                                                    -----------------------  ---------------------

FINANCING ACTIVITIES
Net proceeds from issuance of capital stock and other
capital contributions............................................................                                    789,000
Increase in long-term debt                                                                  185,810                1,541,269
Short term debt..................................................................         1,538,543                   (7,972)
Payments of long-term debt.......................................................          (135,160)
Notes and loans payable..........................................................           (59,969)              (3,000,873)
Capital Lease Obligations, Net...................................................
                                                                                    -----------------------   ---------------------
Net cash provided (utilized) by financing activities.............................         1,529,224                2,299,245

Cash obtained from Business Acquisiton...........................................           270,000

                                                                                   -----------------------   ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           855,890                  367,439
Cash and cash equivalents, beginning of period...................................           279,364                  190,696
                                                                                    -----------------------   ---------------------
Cash and cash equivalents, end of period.........................................         1,135,254                  558,135
                                                                                    -----------------------   ---------------------
                                                                                    -----------------------   ---------------------

                       PHOENIX HEALTHCARE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED JUNE 30, 1999 AND 1998

NOTE 1:   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

          Business

          Phoenix Healthcare Corporation, (formerly Iatros Health Network, Inc.) and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing health care services principally to the long-term care industry. As of June 30,1999, the Company provides these services through nine (9) long-term care facilities (seven skilled nursing facilities and two assisted living facilities) in Massachusetts and New Hampshire. In addition, the Company operates Trinity Rehab, Inc. ("Trinity") which provides comprehensive rehabilitation therapy services through 131 private pay contracts in Texas and Oklahoma. In April 1999, the Company acquired Southland Medical Supply, Inc. based in Knoxville, Tennessee, a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in 16 states. (See NOTE 6: SUBSEQUENT EVENTS)

          Principles of Consolidation

          The consolidated financial statements include the accounts of Phoenix Healthcare Corporation, and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

          Cash and cash equivalents

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          The Company maintains all cash accounts, which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

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

          The allowance for doubtful accounts is maintained at a level determined to be adequate by management to provide for potential losses based upon an evaluation of the accounts receivable. The evaluation considers such factors as the age of receivables, the contract terms and the nature of the contracted services.]

                       PHOENIX HEALTHCARE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED JUNE 30, 1999 AND 1998

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

               Contract rights

               Contract rights represent the value assigned to management and ancillary service contracts obtained by the Company. Management contracts provide for a management fee in exchange for management, marketing and development services provided to the facilities. Ancillary service contracts are generally provided for a fee per unit of service renedered. Contract rights are being amortized over the term of the related contracts.

                       PHOENIX HEALTHCARE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Excess of cost over net assets acquired.

               The excess of cost over net assets acquired relates to the acquisition of the Company's operating subsidiaries. The excess of cost over net assets acquired are being amortized over their lives of 15 to 20 years.

               Organization costs

               Organization costs incurred in connection with the acquistion of formation of new business activities for the Company are being amortized using the straight-line method over five years.

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

          Basic and diluted loss per share is based upon the weighted average number of common shares outstanding during the period, less preferred dividends of $40,000 for each calendar quarter. Preferred dividends in arrears at June 30,1999 were $790,000.

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

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilites at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

          Adjustment to Prior Period

          In the first quarter the Company reported results of operations as a net loss of $2,389,450. This amount included operating results for Trinity (see Note 3) for the period of January 1,1999 to February 14, 1999 of a net loss of $617,129 which should not have been included. The operating results of the Company, reflecting only operations of Trinity from the purchase date of February

          15, 1999 forward, for the first quarter should have been reported as a net loss of $1,772,321. In addition, the Company reflected total net intangible assets of $3,341,010 as of March 31,1999 which should have been reflected as $3,958,139. The effect of these prior period adjustments is reflected as a change to the opening balance of accumulated deficit for the quarter ended June 30, 1999.

                       PHOENIX HEALTHCARE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED JUNE 30, 1999 AND 1998

NOTE 2:   GOING CONCERN

          For the six months ended June 30, 1999, the Company reported a net loss of $3,546,401. Recent operating losses reported by the Company through June 30,1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

          At June 30, 1999, the Company reports a working capital deficit of $23,764,747 compared with a working capital deficit of $15,021,996 at December 31,1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of certain long-term debt obligations in default at December 31,1998 and to date. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

          During the fourth quarter of 1998, the Company experienced a change of control, which included the introduction of new executive management. New management plans include pro-actively dealing with the Company's current financial and creditor issues while implementing a growth plan for the future.

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

NOTE 3:   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          On March 17, 1999, the Company consummated a non-cash purchase transaction, effective February 15, 1999, pursuant to which it acquired all of the common stock of Trinity Rehab, Inc., ("Trinity"). The purchase price paid for Trinity included the issuance of a long term note in the principal amount of $1,495,000 as well as 100,000 shares of the Company's common stock, which shares were valued at approximately $25,000. The acquisition of Trinity has resulted in an increase in the Company's assets and liabilities as follows:


          Accounts receivable and other current assets                    $2,297,804
          Intangible assets representing contract rights and other         3,597,696
                                                                        ------------
             Total Assets                                                 $5,895,500
                                                                        ------------
                                                                        ------------

          Accounts payable and accrued expenses                           $1,167,726
          Notes payable                                                    1,505,194
          Long-term debt                                                   3,222,580
                                                                        ------------
             Total Liabilities                                            $5,895,500
                                                                        ------------
                                                                        ------------


          The pro forma effect of the Trinity acquisition on the Company's operations for the prior year quarter ended March 31,1998 would have been an increase in revenues by $1,569,217 and a decrease in the net loss by $188,392 or $.01 per common share.

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

NOTE 4:   COMMITMENTS AND CONTINGENCIES

          On January 1, 1999, in connection with the change in corporate control, the Company entered into employment agreements with four executive officers to succeed prior management. The employment agreements, each for a period of five years, include aggregate annual base compensation of $875,000 to be paid in the form of stock, cash or a combination thereof. In addition, in connection with entering into such employment contracts, each executive officer was granted 500,000 shares of the Company's common stock. Change in control agreements providing, among other things, termination entitlements of up to two and one-half times base compensation were also entered into with the new executive officers. During the second quarter of 1999, two of the four executives resigned from the Company. In connection with such resignations, the Company issued an aggregate of 285,379 shares of Common Stock in full settlement of all related employment obligations.

          During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. While the Company remains the primary manager of these facilities, it derives no current management services revenue. The prior management arrangement applicable to the Company had contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. Legal action has been initiated by the property owner with respect to alleged note obligations aggregating up to approximately $2 million. The Company has not recognized this liability in its financial statements at June 30, 1999 and, moreover, believes there exists a right of offset to any such claim resulting from notes and accounts receivable due the Company from the subject facilities. Such amounts exceed $1.5 million and were fully reserved for collection by the Company at June 30, 1999. The Company does not believe that the outcome of this matter will have an adverse material impact on its financial position or results of operations.

          The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at June 30, 1999. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

          In addition to the foregoing, the Company and its subsidiaries have outstanding a number of other routine actions, as well as a number of threatened actions involving their respective creditors, vendors, customers, former employees and/or third parties. Some of them are in the process of being settled, and the remainder of them are being vigorously defended. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 5: BUSINESS ACQUISITION

          On April 7, 1999 the Company consummated a purchase transaction pursuant to which it acquired all of the issued and outstanding common stock of Southland Medical Supplies, Inc. d/b/a Southland Medical Supply ("Southland"). The Company acquired the shares for a purchase price of $5,000. Immediately prior to the acquisition, Southland entered into an accounts receivable financing program and received financing in the amount of $3,750,000. Pursuant to the Stock
          Purchase and Note Payoff Agreement, immediately following the closing of the acquisition, Southland paid $2,450,000 to former stockholders of Southland in full satisfaction of indebtedness to these former stockholders in the amount of $4,395,460. In addition, all former stockholders released Southland from any other obligations by Southland to them. The acquisition of

          Southland generated goodwill, which is being amortized over a period of 10 years. Southland, based in Knoxville, Tennessee, is a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and home care patients in 16 states. Shown below is unaudited pro forma condensed consolidated balance sheet information as of December 31, 1998 and unaudited pro forma condensed consolidated operating information for the three month period ended June 30, 1998.

                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,
                                      1998



                                         Historical
                                ---------------------------
                                  Phoenix                         Pro Forma       Pro Forma
                                Healthcare        Southland      Adjustments       Combined
                                --------------------------------------------------------------
               Current Assets    2,764,748         7,671,384                        10,436,132
  Property and Equipment, net    8,392,222         1,565,192                         9,957,414
  Goodwill, Intangible Assets
             and Other Assets      823,942           850,590        102,022   (b)    1,776,554

                 Total Assets   11,980,912        10,087,166        102,022         22,170,100
                                --------------------------------------------------------------
                                --------------------------------------------------------------


          Current Liabilities   17,786,744         8,364,060                        26,150,804
   Long-Term Debt and Capital
            Lease Obligations    1,696,500         3,765,588     (1,945,460)  (a)    3,516,628
          Stockholders Equity   (7,502,332)       (2,042,482)     1,945,460   (a)
                                                                    102,022   (b)   (7,497,332)
        Total Liabilities and
          Stockholders Equity   11,980,912        10,087,166        102,022         22,170,100
                                --------------------------------------------------------------
                                --------------------------------------------------------------



           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
                          3 MONTHS ENDED JUNE 30, 1998


                                --------------------------------------------------------------
                                         Historical
                                ---------------------------
                                  Phoenix                         Pro Forma       Pro Forma
                                Healthcare        Southland      Adjustments       Combined
                                --------------------------------------------------------------
                      Revenue    8,203,605         6,298,665                        14,502,270
   Routine Operating Expenses    7,024,358         6,570,531         31,650   (c)   13,626,539
   General and Administrative      431,656           973,621                         1,405,277
 Property and Capital Related
                     Expenses    1,123,233           224,845                         1,348,078
       Income from Operations
          before Other Income     (375,642)       (1,470,332)       (31,650)  (c)   (1,877,624)
       Other Income (expense)       73,007           (11,349)                           61,658
                                --------------------------------------------------------------
                     Net Loss     (302,635)       (1,481,681)       (31,650)        (1,815,966)
                                --------------------------------------------------------------
                                --------------------------------------------------------------

         (a) To record the effect of debt forgiveness with the parent company as outlined in the Stock Purchase and Note Payoff agreement
         (b) To record goodwill on Southland in the amount of the net cost over the asset value
         (c) To reflect the additional amortization expense related to the goodwill

NOTE 6:   SUBSEQUENT EVENTS

          Effective on August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest creditor, resulting in the divestiture of its New England based nursing home operations and related management services. Specifically, the Company has formally assigned its ownership, lease and management interests held by OHI Corporation (d/b/a Oasis Healthcare), its operating subsidiary in New England, to NHI. In connection with this agreement, the Company is relieved of its direct debt obligations in the amount of $9.8 million and loan guarantees aggregating $35.8 million. As a result of this transaction, the Company has secured a full release and indemnification from NHI with regard to all capital debt and credit obligations associated with nursing home operations. Accounting recognition for this transaction has not been reflected in the Company's financial statements at June 30, 1999 as its completion is conditioned upon the receipt of regulatory and certain other third party approvals.

Item 2 - Managements's Discussion and Analysis of Financial Condition and Results of Operations


Business

Phoenix Healthcare Corporation (formerly Iatros Health Network, Inc.) is a provider of post acute healthcare services primarily skilled nursing and assisted living and ancillary health care services. The Company provides these services through (9) nine long-term care facilities in Massachusetts and New Hampshire, and Southland Medical Supply, Inc. ("Southland") a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in 16 states. In addition, the Company operates Trinity Rehab, Inc. ("Trinity"), which provides comprehensive rehabilitation therapy services through private pay contracts in Texas and Oklahoma.

Business Strategy

Effective August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest secured creditor, to divest of its nursing home operations. As part of this transaction, the Company has secured a full release and settlement of all of its capital debt and credit obligations aggregating $45.6 million and associated with nursing home operations. Completion of this transaction represents a major element of new management's strategic initiative and business strategy to restructure and redirect its business operations. Having been successfully relieved of the capital and operating burden relating to the nursing home operations, management believes it can now more effectively pursue new capital resources and growth opportunities. The Company intends to now aggressively pursue such opportunities.

Results of Operations

The Company's consolidated financial statements reflect a net loss of $1,774,080 for the quarter ended June 30, 1999, compared with a net loss of $302,365 for the prior year quarter ended June 30, 1998. The increase in the reported net loss results largely from initial operating losses associated with the Company having established new ancillary service businesses in 1999. Specifically, operations reported for the quarter ended June 30, 1999 include a net loss of $639,380 associated with the operations of Trinity Rehab, Inc. ("Trinity") and a net loss of $1,091,325 associated with the operations of Southland Medical Supplies, Inc. ("Southland"). The Trinity acquisition was consummated on March 17, 1999 while the Southland acquisition was consummated on April 7, 1999.

Consolidated revenues reported for the quarter ended June 30, 1999 totaling $10,269,926 compares with $8,203,605 for the prior year quarter representing an increase of $2,066,321 or 20.2%. The revenue increase related principally to the increase in ancillary services revenue of $2,458,200 for the quarter. Ancillary services revenue reported in 1999 is exclusively related to the Company's acquisition of Trinity and Southland during the first and second quarters of 1999, respectively.

Consolidated operating expenses for the quarter ended June 30, 1999 total $10,853,240 compared with $7,456,014 for the prior year quarter representing an increase of $3,397,226 or 45%. The reported increase in operating expenses is primarily associated with ancillary services representing an increase of $3,232,311 for the quarter and associated with current year business acquisitions.

Consolidated revenues reported for the six months ended June 30, 1999 totaling $15,605,742 compares with $16,401,686 for the prior year period. Components of operating revenue for 1999 and 1998 have remained consistent with approximately 59% attributable to nursing home operations and 38% attributable to ancillary services revenue. With the growth through purchase acquisition of ancillary service companies in 1999, management expects that ancillary services revenue will become an increasing component of operating revenue substituting that which has been provided by nursing home operations.

Consolidated operating expenses for the six months ended June 30, 1999 totaling $17,128,121 compares with $15,218,398 for the prior year period reflecting an increase of $1,909,723 or 13%. This increase is primarily attributable to ancillary services for the year to date period where related operating expenses have increased $1,868,636 over the prior year period.

Nursing home operations for the three and six month periods ended June 30, 1999 have yielded operating income of $414,283 and $784,104 or 8% on related revenues, respectively. For the three and six month periods ended June 30, 1998, nursing home operations report operating income of $814,354 or 16% and $1,505,088 or 15% on related revenues, respectively. The significant decrease in operating margins reported during 1999 reflect the increased operating costs and revenue constraints being experienced by the nursing home industry generally. In connection with its restructuring and redirection efforts, new management of the Company has divested of its nursing home operations division as well as related management and will focus on the growth and development of its ancillary healthcare services. Management believes that the separation agreement with its creditors associated with nursing home operations will alleviate a material capital and operating burden that otherwise constrains the Company's strategic growth and development efforts.

General and administrative expenses reported by the Company are exclusively related to corporate expenses and related corporate overhead. For the six month period ended June 30, 1999, total general and administrative expenses of $822,420 include $603,846 representing professional fees. Professional fees incurred during 1999 are principally legal expenses associated with corporate litigation and settling various corporate obligations. For the six month period ended June 30, 1998, general and administrative expenses totaled $1,163,354, representing a decrease of $340,934. This reported decrease in general and administrative expense reflects a decrease in executive compensation over the prior year period. For 1999, there has been no cash compensation paid to corporate executives represented by new management.

Property and capital related expenses reported for the three and six month periods ended June 30, 1999 and 1998 are primarily associated with nursing home operations and their related capital obligations. With the separation of such operations, remaining operating costs will be largely limited to interest expense associated with the Company's residual corporate obligations and working capital associated with ongoing ancillary services. Interest expense for the six month period ended June 30, 1999 of $758,059 is comprised of $394,612 associated with nursing home operations and $363,447 associated with ancillary services represented by Trinity and Southland. Interest expenses reported for the prior year periods were comparably apportioned between nursing operations and ancillary services. Property lease expense reported for the 1999 and 1998 periods relate largely to facility lease expense associated with nursing home properties. Property lease expense for 1999 includes $171,814 associated with ancillary services represented by Southland commencing in the second quarter. Depreciation and amortization expenses reported for the 1999 and 1998 periods have remained relatively consistent. For the six month period ended June 30, 1999, total expense of $380,338 includes property depreciation of $181,410 and amortization of intangible assets totaling $198,928.

Ancillary services revenue for the six months ended June 30, 1999 total $6,063,338 and is comprised of $1,803,002 and $4,260,336 relating to Trinity and Southland operations, respectively. Associated operating expenses for 1999 total $7,483,376 and is comprised of $2,727,255 and $4,756,121 relating to Trinity and Southland resulting in operating losses for the current period of $924,253 and $495,785, respectively. The business acquisitions of Trinity and Southland in 1999 represent transactions having a substantial revenue base that were purchased by the Company for minimal capital. While these companies have historically generated operating losses, management believes that its efforts to recapitalize operations and introduce operating efficiencies will ultimately yield profitability. The initial operating losses reported by the Company during 1999 have yet to reflect the operating initiatives that management has employed to stabilize and improve these operations. Such initiatives include continuing efforts to effect staffing and related payroll efficiencies, consolidation of redundant operating overhead and general economies that are anticipated from continued growth plans. This expected trend is already evidenced by Trinity operations where the reported operating loss for the second quarter of 1999 has been reduced by $639,380 compared with the first quarter of 1999. In addition, management efforts to secure more cost effective working capital sources to support ancillary business operations is intended to result in a substantial cost savings to the Company.

Net loss reported for the three and six month periods ended June 30, 1999 result largely from the initial operating losses associated with Trinity and Southland. Notwithstanding such performance, management believes that its successful efforts to stabilize and develop these operations over time will yield favorable results. In light of continuing regulatory and market influences challenging the healthcare industry, the Company intends to focus its operating and growth efforts in a a more narrowed and concentrated fashion, with no dependency on nursing home operations. This strategic redirection of business is considered by management to be more risk averse, requiring less demand for long-term capital and providing the Company with a more competitive advantage in its market.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the six months ended June 30, 1999, the Company reported a net loss of $3,546,401. Recent operating losses reported by the Company through June 30, 1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

At June 30, 1999, the Company reports a working capital deficit of $23,764,747 compared with a working capital deficit of $15,021,996 at December 31, 1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of long-term debt obligations in default at December 31,1998 and to date. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

Cash and cash equivalents at June 30, 1999 and December 31, 1998 totaled $1,135,254 and $279,364, respectively, representing operating funds associated with the Company's continuing operations. The substantial increase in operating cash at June 30, 1999 includes $493,236 in corporate reserves funded through Match, Inc. while the remainder relates primarily to the nursing home operations. Restricted cash balances principally relate to loan reserves associated with the Company's mortgage financing of two nursing facilities. At June 30, 1999 and December 31, 1998, such reserve amounts totaled $475,875 and $470,000, respectively.

Accounts receivable at June 30, 1999 of $8,138,725, representing 62% of total current assets, is comprised of $2,401,707 relating to nursing operations; $5,255,883 relating to ancillary services; and, $481,135 relating to management services. Accounts receivable at December 31, 1998 of $2,470,416, representing 89% of total current assets, is comprised of $2,187,499 relating to nursing operations and $282,917 relating to management services. The increase in accounts receivable at June 30, 1999 is attributable to the ancillary accounts resulting from the acquisition of Trinity during the first quarter of 1999 and Southland during the second quarter of 1999. Accounts receivable as a percent of total current assets have decreased as a result of the increase in inventory of medical supplies reported in the second quarter of 1999 and relating to the Southland acquisition. Reported amounts of accounts receivable for 1999 and 1998 are net of allowances for doubtful accounts.

Notes payable, banks and other at June 30, 1999 totaled $14,179,474 and includes notes payable to bank and financing institutions aggregating $9,343,405 of which $1,121,077 relates to working capital financing associated with nursing operations; $6,204,280 for working capital financing associated with ancillary services and, $2,018,048 for working capital advances provided through Match, Inc. for corporate purposes. Other current note obligations at June 30, 1999 total $4,836,069 and include $2,291,069 representing corporate note obligations (primarily associated with judgment creditors) and $2,545,000 representing corporate note obligations associated with the Trinity acquisition. The increase in Notes payable, banks and other from $4,840,931 at December 31, 1998 relates largely to increased working capital and corporate obligations associated with new business acquisitions represented by Trinity and Southland. In addition, increased funds provided through Match, Inc. during the second quarter were utilized for working capital purposes and to settle selected corporate creditor obligations.

Accounts payable at June 30, 1999 totaled $7,787,690 and includes $2,706,940 associated with nursing home operations; $4,682,119 associated with ancillary services; and $398,631 associated with management services and corporate accounts. Comparable amounts at December 31, 1998 totaled $3,214,549 and include $1,167,596 associated with nursing operations; $1,396,399 associated with ancillary services; $250,554 associated with management services; and, $400,000 associated with corporate accounts. The increase in accounts payable for ancillary services reported at June 30, 1999 relate to amounts associated with the Trinity and Southland business acquisitions.

Accrued expenses, current portion of long-term debt and capital lease obligations, and other current liabilities at June 30, 1999 totaled $5,118,000 compared with $1,431,215 at December 31, 1998. For 1999, significant components include $870,402 associated with nursing operations; $2,851,001 associated with ancillary services; $323,508 associated with management services; $400,000 associated with corporate obligations; and accrued salaries and related expenses approximating $673,089. For 1998, significant components include $721,608 associated with nursing operations; $207,748 associated with management services; and, $288,360 in accrued salaries and related costs. The increase in accrued expenses for ancillary services reported at June 30, 1999 relate to amounts associated with the Trinity and Southland business acquisitions.

At June 30, 1999 and December 31, 1998, the Company was in payment default on $9,746,500 of mortgage debt associated with property obligations involving nursing home operations. Effective on August 10, 1999, the Company entered into a settlement agreement with the mortgage lender to convey its interests in the related nursing facilities in exchange for a full release of its debt obligations. This agreement and completion of the associated business transaction is subject to regulatory and certain other third party approvals. Having divested of its nursing home operations division and being relieved of the associated operating and capital burden, management of the Company believes that it is better positioned to pursue growth opportunities; entertain prospects for new sources of capitalization to fund such growth; and, more effectively settle corporate obligations remaining from prior period operations.

Other Developments

JOHN NUVEEN & CO., INC.

On May 6, 1999, the "Company announced that it had engaged the Chicago-based investment bank John Nuveen & Co, Inc. ("Nuveen") as its exclusive financial advisor to provide financial advisory, investment banking and placement services. Nuveen's Corporate Finance Group is advising the Company in developing a general strategy for the continued growth of the Company; advising and assisting the Company in private placements of debt and equity intended to recapitalize the Company, and is assisting the Company in considering other strategic alternatives to increase shareholder value.

OFFICER RESIGNATIONS

On May 14, 1999, Michael Seeliger resigned his position as Executive Vice President of the Company.

Effective May 25, 1999, Albert Sousa resigned his position as Executive Vice President and Secretary of the Company and as President of Trinity Rehab, Inc. ("Trinity"), a wholly owned subsidiary of the Company. Mr. Sousa also resigned his position as a member of the Board of Directors of the Company. Mr. Lusk was appointed President of Trinity. Ms. Kathryn D. Fuller was appointed Corporate Secretary in August 1999.

In connection with the departure of each Mr. Seeliger and Mr. Sousa, the Company issued 137,349 and 148,030 shares of Common Stock in lieu of accrued compensation, as provided in Mr. Seeliger's and Mr. Sousa's employment agreements.

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

At the time of the transaction, it was believed that the ACMS Assets were owned by Travel Nurse ("Travel Nurse"). Following the purchase of the ACMS assets, and upon further investigation, it was determined that ACMS Assets were in fact owned by Hospital Staffing of Rhode Island, Inc. ("HSS-RI"), a subsidiary of HSSI. At the time of the transaction, HSS-RI was a debtor in possession under Chapter 11 of Title 11 of the United States Code before the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). HSS-RI has since converted to Chapter 7 liquidation and a trustee has been appointed by the Bankruptcy Court.

Due to the belief that Travel Nurse owned ACMS assets, the Company did not seek prior approval from the Bankruptcy Court. On May 3, 1999, the Bankruptcy Court conducted a hearing in connection with the Trustee's request that the business (the "Providence Facility") be turned over to the bankruptcy estate. During the course of the hearing, the Company and the Trustee reached certain agreements to accommodate the needs of the Trustee and to provide for adequate protection of the Company's interests. Specifically, pursuant to the court approved stipulation, the Bankruptcy Trustee agreed to temporarily operate the Providence Facility. The Company has since abandoned its interests in this business venture.

TRINITY REHAB, INC.

On March 17, 1999, the Company and Martha Louise Ashworth, the widow and the independent executrix of the estate of George Ashworth, consummated a transaction pursuant to which the Company acquired from Ms. Ashworth all the outstanding shares of Trinity Rehab, Inc. ("Trinity"). In connection with the transaction, the Company issued and delivered to Ms. Ashworth a promissory note in the amount of approximately $1,495,000 payable in monthly installments over a five-year period starting March 1, 1999, secured by a pledge of the Trinity shares acquired by the Company in the transaction.

On July 20, 1999, Ms. Ashworth filed a suit against the Company and against Mr. Lusk, individually, alleging that the Company had defaulted on its promissory note obligation of $1,495,000. The Company intends to defend against the claim and believes that it has sufficient defenses to succeed.

In connection with the purchase acquisition of Trinity, the Company assumed a note obligation approximating $1,050,000. On July 23, 1999, Mr. Turley, as the note holder, filed a suit alleging a breach of the promissory note. The Company is current in its payments on the note, however, Mr. Turley claims that, upon the acquisition of Trinity, the note became due and payable immediately. The Company disagrees with Mr. Turley's claim and intends to defend itself against the claim.

NHI SETTLEMENT AGREEMENT

On August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest creditor, for the full release and settlement of $45.6 million of the Company's debt obligations.

As part of the settlement, the Company agreed to convey to NHI nine long-term care facilities that the Company operates in New England through its subsidiary Oasis Healthcare and that are the existing collateral for the outstanding loan obligations. This agreement has been effected through the formal assignment to NHI of the Company's ownership, leasehold and management interests in the properties. Completion of the associated business transaction is subject to securing regulatory and certain other third party approvals.

SETTLEMENT OF OTHER OUTSTANDING DEBTS AND OBLIGATIONS

As described in Part II, Item 2, "Changes in Securities", during the second quarter, the Company reached a settlement with Neuman Distributors, Inc., Ceneur Services, Inc. and Harkleroad & Hermance, P.C.

YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue stems from the way dates are recorded and computed in many computer systems because such programs use only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors, thereby disrupting operations. The Company understands the importance of being prepared for Y2K. The Company's objective is to ensure an uninterrupted transition into Y2K and is taking steps to assure the achievement of that goal. The scope of the Company's Y2K readiness efforts includes (1) evaluating information technology such as software and hardware, (2) investigating other systems, which may include embedded technology such as microcontrollers contained in certain lab equipment, environmental and safety systems, and facilities and utilities, and (3) assessing the readiness of key third parties, including suppliers, customers and key financial institutions.

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

The Company does not currently have an Y2K contingency plan established. The Company believes that its most likely worst case scenario would be delayed payments from reimbursers and delays in products or services necessary for the operation of the Company's facilities. To mitigate this risk, the Company plans, among other things, to stock extra inventory and supplies. The Company does not currently have available data to predict the impact of delayed payments on its business operations. Should there be any material delays caused by Y2K issues, the Company anticipates that the governmental entities will make estimated payments.

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

The Company does not separately track the internal costs of its Y2K compliance efforts and therefore these costs are unknown. As of June 30, 1999, the Company has incurred expenses of approximately $25,000 to replace, upgrade or repair systems and/or equipment that were non-compliant. The Company expects any future costs toward these efforts should not exceed $100,000. The Company believes that its remediation efforts are substantially completed. Testing of certain business critical items is expected to be completed in the third quarter of 1999.

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

The costs of the project and the dates on which the Company plans to complete the necessary Y2K modifications are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personal trained in this area, the ability to locate and correct all relevant computer codes, and the ability of the Company's significant suppliers, customers and others with which it conducts business, including Federal and state entities.

PART II

ITEM 1: LEGAL PROCEEDINGS

  1. LEMIRE ENTERPRISES, INC. ET AL V. IATROS HEALTH NETWORK, INC. ET AL, in the Superior Court of the State of New Hampshire, Hillsborough.

     In December 1998, the Company was named as a defendant in a collection case involving a payment guarantee it had provided for certain seller note obligations associated with four long-term care facilities for which it had secured a long-term management contract commencing in 1996. The owner of the properties has defaulted on the payment of such note obligations, which aggregate approximately $1,500,000, and, as a result, the note holder has sought relief against the Company's payment guarantee. During August 1999, the parties reached a tentative settlement of this matter. The settlement contemplates a payment by the Company of $125,000 together with issue of 750,000 shares of the Company's Common Stock.

  2. SCOTT SCHUSTER ET AL. V. IATROS HEALTH NETWORK, INC. AND OHI
     CORPORATION, filed in the United States District Court for the District of Massachusetts.

     This matter involving a former executive's material claims for compensation and damages was heard at a jury trial conducted in June 1999. During the course of the trial, the presiding judge made rulings on certain claims of the parties while certain other matters were submitted to the jury. The trial resulted in certain claims being awarded to the plantiff while the Company prevailed on certain of its counterclaims. A net judgment awarded to the plaintiff was not material and has not yet been officially entered on the docket of the court.

     The Company and OHI intend to move for entry of judgment as a matter of law, seeking to dismiss claims for any payment to the plaintiff. If necessary, the Company and OHI intend to appeal from selected portions of the judgement.

ITEM 2: CHANGES IN SECURITIES

     Effective April 30, 1999, the Company issued 1,200,000 shares of Common Stock to Neuman Distributors, Inc. ("Neuman") in full satisfaction of a $363,921.23 judgment held by Neuman against the Company. The Common Stock was issued pursuant to an exemption under the Securities Act of 1933, as amended.

     Pursuant to a settlement agreement, dated June 25, 1999, among the Company and its subsidiaries, Ceneur Services, Inc. ("Cenuer") and Harkleroad & Hermance, P.C. ("H&H"), the Company issued 333,333 shares of Common Stock to Ceneur and 666,667 shares of Common Stock to H&H. In addition, as part of the settlement agreement, the Company executed a note agreement in the principal sum amount of $600,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     At June 30, 1999 and to date, the Company is in payment default on senior debt obligations totaling $12.8 million. Of this amount, $9.8 million is associated with nursing home operations and has been tentatively settled resulting in a release of the Company's associated payment obligations. In addition, two note obligations totaling $3 million are in default for interest payments which aggregate arrearage through June 30, 1999 approximates $187,500. These note obligations include one in the amount of approximately $1.5 million payable to Key Healthcare Finance representing a working capital loan obligation and the other in the amount of approximately $1.5 million payable to the Seller in connection with the Trinity acquisition. The Company is attempting to settle these two note obligations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on April 29, 1999, Ronald E. Lusk, Robert L. Woodson, III, Albert Sousa and Bart A. Houston were elected to serve as members of the Company's Board of Directors. In addition, the following proposals were approved by the margins indicated.


NUMBER OF SHARES                        VOTES FOR        VOTES AGAINST        ABSTAIN        BROKER NON-VOTES

1. Approval of an amendment             17,393,243           994,037           84,125                   --
   to the Company's Restated
   Certificate of Incorporation
   to increase the number of
   authorized shares of
   Common Stock from
   25,000,000 to 50,000.
2. Approval of an amendment             18,067,187            68,716           34,535              300,967
   to the Company's Restated
   Certificate of Incorporation
   to change the name of the
   Company to Phoenix
   Healthcare Corporation.
3. Approval of the Company's             8,431,377           556,419          475,982            9,007,627
   1999 Stock Option Plan.
4. Approval of the Company's             8,648,632           421,114          394,032            9,007,627
   Employee Stock Purchase
   Plan.
5. Ratification of the                  18,185,803           196,087           89,515                   --
   appointment of Weaver
   and Tidwell, L.L.P. as
   independent auditors for
   the Company.


     ITEM 5: OTHER INFORMATION

             Nothing to report.

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits
                  27       Financial Date Schedule


             (b)  Reports on Form 8-K

                  The Company filed the following current reports on Form 8-K during the second Quarter of 1999:


                  DATE             ITEMS REPORTED
                  ----             --------------
                  4/22/99          Report of Acquisition or Disposition of
                                   Assets
                  5/17/99          Amended Report of Acquisition or
                                   Disposition of Assets


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOENIX HEALTHCARE CORPORATION


August 16, 1999

                                  By:  /s/ RONALD LUSK
                                       --------------------------------------
                                       Ronald Lusk, Chairman of the Board and
                                       Chief Executive Officer