Form 10-Q
period 1999-09-30
PHOENIX HEATHCARE CORP
filed 1999-11-15
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-20354

                         Phoenix Healthcare Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                 23-2596710
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation of organization)

     4514 Travis Street, Suite 330
             Dallas, Texas                                  75205
(Address of principal executive offices)                  (Zip Code)

                                  214-599-9777
              (Registrant's telephone number, including area code)

                    Former name or former address, if changed
                     since last report Securities registered
                      pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    ____ YES      __X__ NO

         As of November 12, 1999, there were 27,440,337 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

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

                         PHOENIX HEALTHCARE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                        PAGE

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

                Consolidated Balance Sheets                               4
                   September 30, 1999 and December 31, 1998

                Consolidated Statements of Operations for                 5
                   the periods ended September 30, 1999 and 1998

                Consolidated Statements of Cash Flows for                 6
                    the nine months ended September 30, 1999 and 1998

                Notes to Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial             12
                     Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities and Use of Proceeds                     17

Item 3.    Defaults upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibits                                                      17

Signatures                                                               17

Part I.   Financial Information
Item 1.   Financial Statements

                         PHOENIX HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                                          (unaudited)
                                                                                         September 30,             December 31,
ASSETS                                                                                       1999                      1998
                                                                                  ------------------------  -----------------------
CURRENT ASSETS
  Cash and cash equivalents...................................................               $    148,712             $    279,364
  Accounts receivable, net....................................................                  5,688,210                  470,416
  Inventory...................................................................                  2,662,852                   14,968
  Prepaid expenses and other current assets...................................                     71,712                        -
                                                                                             ------------             ------------
 Total current assets.........................................................                  8,571,486                  764,748
PROPERTY AND EQUIPMENT, net...................................................                  1,057,661                  200,000
OTHER ASSETS
  Intangible assets, net......................................................                  2,442,353                  347,753
  Net long-term assets of discontinued operations.............................                          -                6,971,911
                                                                                             ------------             ------------
                                                                                                2,442,353                7,319,664
                                                                                             ------------             ------------
TOTAL ASSETS..................................................................               $ 12,571,500             $  8,284,412
                                                                                             ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                             1999                      1998
                                                                                  ------------------------  -----------------------
CURRENT LIABILITIES
  Notes payable, banks and other..............................................               $  4,564,137             $  3,359,431
  Accounts payable............................................................                  4,458,802                1,214,597
  Due to Stockholder..........................................................                  1,059,539                        -
  Accrued expenses and other current liabilities..............................                  4,973,858                  267,716
  Net current liabilities of discontinued operations..........................                  6,837,513               10,945,000
                                                                                             ------------             ------------
  Total current liabilities...................................................                 21,893,849               15,786,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value, 5,000,000 shares authorized:
  Series A, 533,333 shares issued and outstanding.............................                        533                      533
  Series B, 100,000 shares issued and outstanding.............................                        100                      100
  Common Stock, $.001 par value, 50,000,000 shares authorized; 27,440,337
  and 20,969,958 issued and outstanding in 1999 and 1998, respectively........                     27,440                   20,970
  Additional Paid-In Capital..................................................                 37,327,182               36,059,867
  Accumulated Deficit.........................................................                (46,677,604)             (43,583,802)
                                                                                             ------------             ------------
                                                                                               (9,322,349)              (7,502,332)
                                                                                             ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..........................               $ 12,571,500             $  8,284,412
                                                                                             ============             ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                         PHOENIX HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  1999               1998             1999              1998
                                                               (unaudited)                        (unaudited)
                                                            -----------------------------------  ----------------------------

Operating revenue.......................................... $       3,124,963      $ 1,271,805    $   9,188,301        $ 7,541,344

Operating expenses
  Ancillary services.......................................         3,507,216        1,563,986       10,990,592          6,979,745
  General and administrative...............................           502,894          232,357        1,325,314          1,395,711
  Interest expense.........................................           439,251           37,140          802,698            403,068
  Property lease expense...................................            96,247           29,405          268,061            198,981
  Depreciation and amortization expense....................           138,220           33,897          518,558            320,219
                                                            ------------------  ---------------  ---------------  -----------------
                                                                    4,683,828        1,896,785       13,905,223          9,297,724
                                                            ------------------  ---------------  ---------------  -----------------
Income (loss) from continuing operations before other income
  (expense) and discontinued operations ...................        (1,558,865)        (624,980)      (4,716,922)        (1,756,380)

Other income (expense)
  Write down of intangible assets..........................                 -         (897,578)               -           (897,578)
    Interest income and other income (expense) ............            59,410           36,881          (28,985)           160,201
                                                            ------------------  ---------------  ---------------  -----------------
                                                                       59,410         (860,697)         (28,985)          (737,377)
                                                            ------------------  ---------------  ---------------  -----------------
Income (loss) from continuing operations before discontinued
  operations ..............................................        (1,499,455)      (1,485,677)      (4,745,907)        (2,493,757)

Discontinued operations....................................
  Income from discontinued operations......................           480,226          217,857          180,277            626,875
  Net gain on disposition of property interests and
  settlement of corporate obligations......................         1,471,828                -        1,471,828                  -
                                                            ------------------  ---------------  ---------------  -----------------
                                                                    1,952,054          217,857        1,652,105            626,875

 Net Income (Loss) ........................................ $         452,599   $   (1,267,820)  $   (3,093,802)  $     (1,866,882)
                                                            ==================  ===============  ===============  =================
 Basic and diluted loss per share
    Continuing operation................................... $            (.06)  $         (.07)  $         (.20)  $           (.12)
    Discontinued operations................................               .07              .01              .07                .03
                                                            ------------------  ---------------  ---------------  -----------------

Loss per Common Shares..................................... $             .01   $         (.06)  $         (.13)  $           (.09)
                                                            ==================  ===============  ===============  =================
Weighted average number of shares of
    common stock and equivalents outstanding...............        27,440,337       20,869,958       24,564,613         20,869,958
                                                            ==================  ===============  ===============  =================

The accompanying notes are an integral part of these consolidated financial statements.


                         PHOENIX HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                                                        September 30,           September 30,
                                                                                             1999                    1998
                                                                                             ----                    ----
OPERATING ACTIVITIES
  Net loss.....................................................................          $     (3,093,802)       $    (1,866,862)
  Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
  Depreciation and amortization................................................                   518,558                320,219
  Provision for doubtful accounts receivable...................................                         -                973,668
  Write down of intangible assets..............................................                         -                897,578
  Net gain on disposition of property, interest and settlement of corporate
  obligations..................................................................                (1,471,828)
  Income from discontinued operations                                                            (180,277)              (626,875)
  Changes in:
  Accounts receivable...........................................................               (5,217,794)             2,410,003
  Notes and loans payable.......................................................                2,264,245                273,515
  Inventory.....................................................................               (2,647,884)               605,094
  Prepaid expenses and other....................................................                  (71,712)              (924,813)
  Accounts payable..............................................................                3,244,205               (999,291)
  Accrued expenses and other....................................................                6,906,142             (1,855,964)
                                                                                    -----------------------  ---------------------
  Net cash provided (utilized) by operating activities..........................                  249,853               (793,728)
                                                                                    -----------------------  ---------------------
INVESTING ACTIVITIES
  Purchase of property and equipment...........................................                  (250,000)              (429,392)
                                                                                    -----------------------  ---------------------
  Net cash utilized by investing activities....................................                  (250,000)              (429,392)
                                                                                    -----------------------  ---------------------
FINANCING ACTIVITIES
  Net proceeds (reduction) of long-term debt....................................                 (148,565)             1,202,041
  Net cash provided (utilized) by financing activities..........................                 (148,565)             1,202,041
                                                                                    -----------------------   ---------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                 (130,652)               (21,079)
  Cash and cash equivalents, beginning of period................................                  279,364                 90,696
                                                                                    -----------------------   ---------------------
  Cash and cash equivalents, end of period......................................          $       148,712          $      69,617
                                                                                    =======================   =====================


The accompanying notes are an integral part of these consolidated financial statements.


                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During interim periods, Phoenix Healthcare Corporation follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

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

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

         Business

         Phoenix Healthcare Corporation, (formerly Iatros Health Network, Inc.) and Subsidiaries (the "Company") is a Delaware Corporation organized in June 1988. The Company is engaged in providing health care services principally to the long-term care industry. The Company operates Trinity Rehab, Inc. ("Trinity"), which provides comprehensive rehabilitation therapy services through private pay contracts in Texas and Oklahoma. In addition, the Company operates Southland Medical Supply, Inc. based in Knoxvillle, Tennessee, a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in sixteen states.

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

         Revenue and accounts receivable

         Operating revenue is comprised of ancillary services revenue which is reported at the estimated net realizable amounts due from residents, third party payors, and others. Certain ancillary revenue is recorded based on standard charges applicable to patients. Under Medicare, Medicaid and other cost-based reimbursement programs, the provider is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenue.

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

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

         Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterments, which extend useful lives, are capitalized. When property and equipment is sold or otherwise disposed of, the asset gain or loss is included in operations.

         The useful lives of property and equipment for purposes of computing depreciation and amortization are:

             Leasehold improvements................................   3-10 Years
             Property and equipment held under capital leases......Life of lease
             Equipment.............................................      5 Years
             Furniture and fixtures................................    3-7 Years

         Intangible assets

         The Company evaluates the carrying value of its long-lived assets and identifiable intangibles including contract rights, excess of cost over net assets acquired, and organization costs when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES (Continued)

                  Contract rights

                  Contract rights represent the value assigned to ancillary service contracts obtained by the Company. Ancillary service contracts are generally provided for a fee per unit of service rendered. Contract rights are being amortized over the term of the related contracts.

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

                  Earnings per share

                  Basic and diluted loss per share is based upon the weighted average number of common shares outstanding during the period, less preferred dividends of $40,000 for each calendar quarter. Preferred dividends in arrears at September 30, 1999 were $830,000.

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

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 2: GOING CONCERN

         For the nine months ended September 30, 1999, the Company reported a net loss of $3,093,802. Recent operating losses reported by the Company through September 30, 1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

         At September 30, 1999, the Company reports a working capital deficit of $12,822,363 compared with a working capital deficit of $15,021,996 at December 31, 1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of certain long-term debt obligations in default at December 31, 1998 and to date. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

         In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependency on revenue growth to support continuing operations, its viability as a going concern is uncertain.

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         On March 17, 1999, the Company consummated a non-cash purchase transaction, effective February 15, 1999, pursuant to which it acquired all of the common stock of Trinity Rehab, Inc., ("Trinity"). The purchase price paid for Trinity included the issuance of a long term note in the principal amount of $1,495,000 as well as 100,000 shares of the Company's common stock, which shares were valued at approximately $25,000. The total business assets represented by this purchase transaction totaled $5,895,500.

         During the third quarter ended September 30, 1999, the Company converted approximately $850,000 of long-term debt associated with Trinity operations to equity through the issuance of 3,200,000 shares of the Company's Common Stock.

         The pro forma effect of the Trinity acquisition on the Company's operations for the prior quarter and nine months ended September 30, 1998 would have been an increase in revenues by $1,369,217 and $4,804,708; an increase in the net loss by $21,169 and $45,378, respectively.

NOTE 4: COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at September 30, 1999.

         In addition to the foregoing, the Company and its subsidiaries have outstanding a number of other routine actions, as well as a number of threatened actions involving their respective creditors, vendors, customers, former employees and/or other third parties. Some of them are in the process of being settled, while others are being vigorously defended.

                         PHOENIX HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998

NOTE 5:  BUSINESS ACQUISITION

         On April 7, 1999 the Company consummated a purchase transaction pursuant to which it acquired all of the issued and outstanding common stock of Southland Medical Supplies, Inc. d/b/a Southland Medical Supply ("Southland"). The Company acquired the shares for a purchase price of $5,000. Immediately prior to the acquisition, Southland entered into an accounts receivable financing program and received financing in the amount of $3,750,000. Pursuant to the Stock Purchase and Note Payoff Agreement, immediately following the closing of the acquisition, Southland paid $2,450,000 to former stockholders of Southland in full satisfaction of indebtedness to these former stockholders in the amount of $4,395,460. In addition, all former stockholders released Southland from any other obligations by Southland to them. The acquisition of Southland generated goodwill, which is being amortized over a period of 10 years. Southland, based in Knoxville, Tennessee, is a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and home care patients in 16 states. The total business assets represented by this purchase transaction totaled approximately $10,100,000.

         The pro forma effect of the Southland acquisition on the Company's operations for the prior quarter and nine months ended September 30, 1998 would have been an increase in revenues by $6,446,628 and $19,370,850; an increase in the net loss by $141,739 and $1,639,954 or $.0 and $.08 per common share, respectively.

NOTE 6: DISCONTINUED OPERATIONS

         Effective on August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest creditor, resulting in the divestiture of its New England based nursing home operations and related management services. Specifically, the Company has formally assigned its ownership, lease and management interests held by OHI Corporation (d/b/a/ Oasis Healthcare), its operating subsidiary in New England, to NHI. In connection with this agreement, the Company is relieved of its direct debt obligations in the amount of $9.8 million and loan guarantees aggregating $35.8 million. The discontinued operations reported during 1999 result exclusively from this transaction.

         Net long-term assets of discontinued operations of $6,971,911 as reported at December 31, 1998, includes property and equipment of $8,192,222 other assets of $476,189 less long-term debt of $1,696,500. Net current liabilities of discontinued operations of $10,945,000 reported at December 31, 1998, includes long-term debt in technical default of $8,300,000 plus net working capital accounts of $2,645,000.

         Net current liabilities of discontinued operations of $6,837,513 is comprised of notes payable, bank and other of $3,500,000, and other net working capital accounts of $3,337,513.

         Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Business

         Phoenix Healthcare Corporation (formerly Iatros Health Network, Inc.) is a provider of ancillary health care services. The Company provides these services through Southland Medical Supply, Inc. ("Southland") a distributor of medical supplies to hospitals, skilled nursing homes, assisted living facilities and to home care patients in sixteen states. In addition, the Company operates Trinity Rehab, Inc. ("Trinity"), which provides comprehensive rehabilitation therapy services through private pay contracts in Texas and Oklahoma.

         Business Strategy

         The Company's strategy is to be a low cost provider of high quality services in selected markets in order to address market demands created by ongoing changes in the health care delivery system, changes in patient demographics, and pressures to contain costs of delivering care. The Company intends to further concentrate its growth and development efforts towards providing ancillary services to the healthcare industry.

         Results of Operations

         The Company's consolidated financial statements reflect a loss from continuing operations of $1,499,455 for the quarter ended September 30, 1999, compared with a net loss of $1,485,677 for the prior year quarter ended September 30, 1998. The current period loss results largely from initial operating losses associated with the Company having established new ancillary service businesses in 1999. Specifically, operations reported for the quarter ended September 30, 1999 include a net loss of $140,608 associated with the operations of Trinity Rehab, Inc. ("Trinity") and a net loss of $814,075 associated with the operations of Southland Medical Supplies, Inc. ("Southland"). The Trinity acquisition was consummated on March 17, 1999 while the Southland acquisition was consummated on April 7, 1999.

         Consolidated revenues form continuing operations reported for the quarter ended September 30, 1999 totaling $3,124,963 compares with $1,271,805 for the prior year quarter representing an increase of $1,853,158 or 146 %. This revenue increase relates exclusively to the Company's acquisition of Trinity and Southland during the first and second quarters of 1999, respectively. Operating revenue associated with Trinity and Southland for the current quarter totaled $964,144 and $2,160,819 , respectively.

         Consolidated operating expenses form continuing operations for the quarter ended September 30, 1999 total $4,683,828 compared with $1,896,785 for the prior year quarter representing an increase of $2,787,043 or 147%. The reported increase in operating expenses is primarily associated with ancillary services representing an increase of $1,943,230 for the quarter and associated with current year business acquisitions. Operating expenses associated with Trinity and Southland for the current quarter totaled $1,024,097 and $2,483,119, respectively.

         Consolidated revenues from continuing operations reported for the nine months ended September 30, 1999 totaling $9,188,301 compares with $7,541,344 for the prior year nine month period representing an increase of $1,646,957 or 22%. Operating expenses associated with Trinity and Southland for the nine-month period totaled $2,733,115 and $6,421,155, respectively

         Consolidated operating expenses from continuing operations for the nine months ended September 30, 1999 totaling $13,905,223 compares with $9,927,724 for the prior year period reflecting an increase of $4,607,499 or 50%. This increase is primarily attributable to ancillary services for the year to date period where related operating expenses have increased $4,010,847 over the prior year period. Operating expenses associated with Trinity and Southland for the current nine-month period totaled $3,673,524 and $7,239,240, respectively.

         General and administrative expenses reported by the Company are exclusively related to corporate expenses and related corporate overhead. For the quarter ended September 30, 1999, total general and administrative expenses of $502,894 include $389,662 representing legal and professional fees. For the nine month period ended September 30, 1998, general and administrative expenses totaled $1,325,314 of which $993,508 was related to legal and professional fees. Professional fees incurred during 1999 are principally legal expenses associated with corporate litigation and settling various corporate obligations. For 1999, there has been no cash compensation paid to corporate executives.

         Interest expense reported for the quarter and nine months ended September 30, 1999 includes amounts associated with Southland, Trinity and Corporate debt obligations. For the current quarter, interest expense included $316,718, $80,655, and $41,878 for Southland, Trinity and Corporate debt obligations, respectively. For the current nine-month period, interest expense included $497,506, $263,314, and $41,878 for Southland, Trinity and Corporate debt obligations, respectively. For 1998, reported interest expense is exclusively related to Corporate debt obligations.

         Property lease expense reported for the current quarter and nine month period ended September 30, 1999 includes amounts associated with the Southland operations in the amounts of $138,220 and $310,034, respectively. Other amounts reported for 1999 and 1998 relate to lease expense for the Company's corporate offices.

         As described in Note 6 to the financial statements, the Company discontinued its nursing home and management services operations during the third quarter of 1999. In connection with this transaction, the Company recognized a net gain in the amount of $1,471,828 resulting from settling corporate obligations related to the discontinued operations. Among these, a note obligation in the principal amount of approximately $1,500,000 payable to a secured creditor was forgiven.

         Liquidity and Capital Resources

         As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

         For the nine months ended September 30, 1999, the Company reported a net loss of $3,093,802. Recent operating losses reported by the Company through September 30, 1999 coupled with adverse corporate developments have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

         At September 30, 1999, the Company reports a working capital deficit of $12,822,363 compared with a working capital deficit of $15,021,996 at December 31, 1998. The working capital deficit position results largely from the increase in reserve for doubtful notes and accounts receivable during 1998 and the reclassification to current liabilities of long-term debt obligations in default at December 31, 1998 and to date. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

         Accounts receivable at September 30, 1999 of $5,688,210 representing 66% of total current assets, is comprised of $2,314,223 and $3,373,987 relating to the operations of Trinity and Southland, respectively. The increase in accounts receivable at September 30, 1999 is attributable to the ancillary accounts resulting from the acquisition of Trinity during the first quarter of 1999 and Southland during the second quarter of 1999. Accounts receivable as a percent of total current assets have decreased as a result of the increase in inventory of medical supplies reported in the second quarter of 1999 and relating to the Southland acquisition. Reported amounts of accounts receivable for 1999 and 1998 are net of allowances for doubtful accounts.

         Notes payable, banks and other at September 30, 1999 totaled $4,564,137 representing working capital financing associated with Trinity and Southland in the amounts of $1,517,320 and 3,046,817, respectively. The increase in Notes payable, banks and other from $3,359,431 at December 31, 1998 relates largely to the increased working capital and obligations associated with new business acquisitions represented by Trinity and Southland.

         Accounts payable at September 30, 1999 totaled $4,458,802 and includes $469,314 associated with Trinity operations, $3,697,733 associated with Southland operations and $291,755 representing corporate accounts payable. Comparable amounts at December 31, 1998 totaled $1,214,597. The increase in accounts payable for ancillary services reported at June 30, 1999 relate to amounts associated with the Trinity and Southland business acquisitions.

         Accrued expenses and other current liabilities at September 30, 1999 totaled $4,973,858 compared with $267,716 at December 31, 1998. For 1999, significant components include note obligations of $2,545,000 associated with the Trinity purchase obligations, accrued expenses and equipment lease obligations totaling $1,761,868 and associated with Southland operations, and other accrued expenses totaling $666,990. For 1998, reported amounts represent accrued corporate expenses only.

         At December 31, 1998, the Company was in payment default on $9,746,500 of mortgage debt associated with property obligations involving nursing home operations. Effective on August 10, 1999, the Company entered into a settlement agreement with the mortgage lender to convey its interests in the related nursing facilities in exchange for a release of its debt obligations. The residual accounts associated with these discontinued operations resulted in net current liabilities totaling $6,387,513 at September 30, 1999. The principal components of these liabilities include notes payable to secured and judgment creditors totaling $4,030,000 and net working capital accounts of $2,337,513.

         Due to Stockholder at September 30, 1999 of $1,059,539, reflects capital advances received by the Company from Match, Inc. Advances have been used by the Company to satisfy corporate obligations.

         Other Developments

         Gerard Kauder Mattison & Co., Inc.

         On November 8, 1999, the ("Company") announced that it had established a new investment banking relationship. The Company engaged the New York headquartered investment bank Gerard Kauder Mattison & Co, Inc. ("Gerard") as its exclusive financial advisor to provide financial advisory, investment banking and placement services. Gerard's Corporate Finance Group is advising the Company in developing a general strategy for the continued growth of the Company; advising and assisting the Company in private placements of debt and equity intended to re-capitalize the Company, and is assisting the Company in considering other strategic alternatives to increase shareholder value.

         NHI Settlement Agreement - Discontinued Operations

         On August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest creditor, for the full release and settlement of direct debt obligations in the amount of $9.8 million and a loan guarantee aggregating $35.8 million.

         As part of the settlement, the Company agreed to convey to NHI nine long-term care facilities that the Company operated in New England through its subsidiary Oasis Healthcare and that served as collateral for the outstanding loan obligations. This agreement was effected through the formal assignment to NHI of the Company's ownership, leasehold and management interests in the properties.

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

         The Company does not separately track the internal costs of its Y2K compliance efforts and therefore these costs are unknown. As of to date, the Company has incurred expenses of approximately $25,000 to replace, upgrade or repair systems and/or equipment that were non-compliant. The Company expects any future costs toward these efforts should not exceed $100,000. The Company believes that its remediation efforts are substantially completed. Testing of certain business critical items was substantially completed in the third quarter of 1999.

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

         Part II. Other Information

         Item 1:  Legal Proceedings

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

         The purchase acquisition of Trinity included a note obligation approximating $1,050,000. On July 23, 1999, Mr. Turley, as the note holder, filed a suit alleging a breach of the promissory note. Trinity is current in its payments on the note, however, Mr. Turley claims that, upon the acquisition of Trinity, the note became due and payable immediately. The Company disagrees with Mr. Turley's claim and intends to defend itself against the claim.

         Item 2:  Changes In Securities and Use of Proceeds

                  During the third quarter ended September 30, 1999, the Company converted approximately $850,000 of long-term debt associated with Trinity operations to equity through the issuance of 3,200,000 shares of the Company's Common Stock.

         Item 3:  Defaults Upon Senior Securities

                  At September 30, 1999 and to date, the Company is in payment default on senior debt obligations in the principal amount totaling approximately $4.0 million. The interest payment arrearage through September 30, 1999 for senior securities approximates $300,000.

         Item 4:  Submission Of Matters To A Vote Of Security  Holders

                  Nothing to report

         Item 5:  Other Information

                  Nothing to report.

         Item 6:  Exhibits And Reports On Form 8-K

                 (a)      Exhibits
                          27       Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHOENIX HEALTHCARE CORPORATION

November 12, 1999

                                     By: /s/  Ronald Lusk
                                         Ronald Lusk, Chairman of the Board and
                                         Chief Executive Officer