Form 10-K
period 1999-12-31
PHOENIX HEATHCARE CORP
filed 2000-03-31
CIK 866970

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20354

                         PHOENIX HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                23-2596710
 --------------------------------------    -------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation of organization)
      4514 Travis Street, Suite 330
              DALLAS, TEXAS                                75205
 --------------------------------------    -------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  214-599-9777
                                  ------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

As of March 20, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $15,917,337 based upon the closing price of $.70 on March 20, 2000. As of March 20, 2000, there were 36,253,495 shares of
Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

FORWARD LOOKING STATEMENTS


THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE JUDGEMENTS BY THE COMPANY'S MANAGEMENT CONCERNING ANTICIPATED RESULTS. THESE ASSUMPTIONS AND JUDGEMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 Part I
         Item 1. Business....................................................  1
                 General Overview............................................  1
                 Business Strategy...........................................  1
                 Corporate Developments/Significant Transactions.............  2
                 Discontinued Operations.....................................  2
                 Business Acquisition........................................  2
                 Sources of Revenue..........................................  3
                 Human Resources.............................................  3
         Item 2. Properties..................................................  3
         Item 3. Legal Proceedings...........................................  3
         Item 4. Submission of Matters to Vote of Security Holders...........  3
 Part II
         Item 5. Market for Registrant's Common Equity
                  and Related Stockholder Matters............................  4
                 Market Information..........................................  4
                 Dividends...................................................  4
         Item 6. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ..........  5
                 Effects of Inflation .......................................  5
                 Results of Operations ......................................  5
                 Liquidity and Capital Resources ............................  6
         Item 7. Financial Statements .......................................  7
         Item 8. Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure ....................  8
  Part III
         Item 9. Directors, and Executive Officers of the
                  Registrant Act ............................................  8
        Item 10. Executive Compensation......................................  8
        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.............................................  8
        Item 12. Certain Relationships and Related Transactions..............  8
        Item 13. Exhibits and Reports on Form 8-K............................  9

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

BUSINESS BACKGROUND
-------------------

Phoenix Healthcare Corporation (formerly Iatros Health Network, Inc.) is a Delaware corporation, incorporated in June 1988 (the "Company" or "Phoenix"), which completed its initial public offering in April 1992. The Company's historic business activities were concentrated in providing healthcare management and ancillary services for the long-term care industry.

During the fourth quarter of 1998, Match, Inc., a private company controlled by Ronald E. Lusk, acquired all of the outstanding shares of the Company's Series A Senior Convertible Preferred Stock from the former holder of such stock. Former management resigned making way for Mr. Lusk and a new management team to take control of the Company, which change in control included the appointment of new directors of the Company.

During  1999  and  to  date,  new  management   initiatives   have  resulted  in
discontinuing historical business operations and thereby positioning the Company for a new strategic direction.

BUSINESS STRATEGY

In December 1999, Phoenix announced the strategic repositioning of the Company through which it completed an exit from the under performing health care services business and anticipates emerging as a provider of business solutions. This new business strategy is designed to reposition Phoenix as a technology company.

Effective December 15, 1999, Healthcare Information Technologies, Inc. ("HIT") became a wholly owned subsidiary of Phoenix. HIT, located in Dallas, Texas, is a technology based company that manages data, media and communications systems to provide knowledge based interactive software applications via a web-centric communications model operating in an applications service provider ("ASP") environment.

The HIT acquisition represents the first step in the Company's strategy to transform Phoenix into a knowledge-based interactive media and communications company organized into three divisions.

The Knowledge Division will focus on delivery of business to business web centric applications via broadband and wireless technologies in an ASP environment. The focus of these applications is the transformation of data into knowledge-based systems that facilitate real time decision making and improve operating efficiencies. The first company in the knowledge division is HIT. HIT expects to release MEDeTRACK, the first in a suite of modular applications, in the second quarter of 2000. This web enabled application automates the ordering, tracking and billing of medical supplies using patient-specific information for healthcare providers and payers.

The Media Division will develop interactive programming and content designed to exploit the convergence of radio, television and internet communications technologies. The first company in the Media Division, Converged Media, is being formed as a business to business media company that will provide an immediate solution for businesses needing to take advantage of the convergence of radio, television and internet delivery for high end-end results at a fraction of the cost.

The Communications Division will focus on the development, deployment and management of communications applications and technologies that facilitate the distribution and operation of products and services provided by the Knowledge and Media Divisions. The Communications Division will be responsible for providing technical support for HIT and Converged Media and will manage the development of broadband and wireless applications. The Communications Division will also develop and acquire technologies and applications which provide enhanced communications efficiencies.

These three divisions operate on a business model which manages the functions of data, media and communications through three distinct levels of development. The Company's mission is to fully develop all of its products through these three levels to deliver knowledge-based applications via interactive media and communications technologies.


Consistent with this new strategic direction, Phoenix will concentrate its efforts on rapidly growing its technology initiatives to establish the Company as a viable player in the development and marketing of software and internet-based technologies and solutions for business and consumer applications.

CORPORATE DEVELOPMENTS / SIGNIFICANT TRANSACTIONS

Among the corporate developments and significant transactions completed by the Company during the year ended December 31, 1999 were initiatives to effect the discontinuation of operations associated with providing healthcare management and ancillary services for the long-term care industry. These transactions were as follows:

DISCONTINUED OPERATIONS
-----------------------

Effective August 10, 1999, the Company entered into an agreement with National Health Investors, Inc. ("NHI"), its largest creditor, for the full release and settlement of over $44 million of the Company's debt obligations and related guarantees associated with nursing home operations located in New England. As part of the settlement transaction, the Company formally assigned all of its nursing home ownership and operating interests to NHI in exchange for the settlement of the direct debt obligations to NHI of approximately $9.8 million and thereby discontinued its associated operations represented by OHI Corporation (d/b/a "Oasis Healthcare"). The resultant gain on debt extinguishments of $970,399 is presented in the accompanying statement of operations as a component of an extraordinary item.


Effective November 15, 1999, the Company discontinued operations associated with Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland") which businesses were involved in providing rehabilitative and medical supply services in the homecare market and to healthcare providers. Trinity and Southland were acquired in the first and second quarters of 1999, respectively.

BUSINESS ACQUISITION
--------------------

On December 15, 1999, the Company consummated a transaction pursuant to which it acquired all of the shares of the common stock of Healthcare Information Technologies, Inc. ("HIT"). The purchase price of the HIT shares was 6,513,158 shares of the Company's common stock. Among the assets acquired through the HIT acquisition are certain healthcare management system and software licensing agreements for which the Company has secured exclusive interest.

SOURCES OF REVENUE

Historically, the Company has derived all of its revenue from providing healthcare management and ancillary services to the long-term care industry. Insofar as these operations were discontinued during 1999, the Company reports no revenues from continuing operations for the year ended December 31, 1999.

In connection with strategic initiatives to further develop and implement its information technology capabilities, the Company anticipates deriving its primary source of revenue from a newly developing customer base. This target market represents a wide array of service providers and customers utilizing the Company's emerging software technology and service capabilities.

HUMAN RESOURCES

As of March 2000, the Company employs eight individuals representing its executive management and administrative staff. This represents a material reduction in both executive management and administrative staff as well as having reduced the number of corporate employees associated with now discontinued operations. There are no collective bargaining agreements existing within the Company.


ITEM 2. PROPERTIES

In connection with discontinuing prior business operations, the Company has divested of substantially all of its property interests. Nursing home property interests were conveyed to third parties in settling secured creditor obligations. Leasehold interests have been satisfied through termination of associated lease arrangements, the assumption by other parties or otherwise through the recovery of leased assets.

The Company continues to lease premises for its executive offices located in Dallas, Texas. The lease agreement includes a monthly rate of $7,761, extending to January 2003, and includes all building costs.

ITEM 3.  LEGAL PROCEEDINGS

During 1999, the Company settled numerous legal proceedings that were pending actions and disclosed in Form 10K for the year ended December 31, 1998.

The Company and its discontinued subsidiaries continue to have outstanding a number of actions such as collection matters, landlord/ tenant disputes and labor matters, as well as a number of threatened actions involving creditors, vendors, customers, former employees and/or other third parties. The Company is attempting to reach settlement in certain of these matters and continues to defend itself in other matters. With respect to all actions that the Company is not attempting to settle, management believes that the Company has valid defenses to such actions.

During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. The management arrangement applicable to the Company contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. This matter is currently in dispute with the property owner with respect to alleged note obligations as well as other claims for recovery. In July 1999, the property owner filed a complaint for breach of contract seeking $1,800,000 in damages. In September 1999, the Company filed both an answer denying these claims and also a cross-complaint for breach of contract seeking damages in the amount of $810,000. This action is in the discovery stage with no set trial date. The Company continues settlement discussions with the property owner and does not believe that the outcome of this matter will have an adverse material impact on its financial position or results of operations.

Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 1999. Given the financial constraints of the Company, the Company may not be able to pay all the legal expenses and associated costs necessary to defend itself or to respond to adverse judgments, should they occur.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

In September 1998, the Company was informed by The Nasdaq Stock Market, Inc. ("NASDAQ") that, effective with the close of business on September 25, 1998, the Company's common stock would be de-listed from NASDAQ for the following reasons:
(1) the Company's common stock did not meet the $1.00 minimum bid price requirement set forth in NASD Marketplace Rule 4310(c)(4), and (2) the Company did not meet the net tangible assets/market capitalization/net income requirements set forth in NASD Marketplace Rule 4310(c)(2). The Company's stock is now quoted on the OTC Bulletin Board under the symbol "PHHC".

The following table sets forth the high and low sales price as determined from NASDAQ and/or the OTC Bulletin Board for the Common Stock for the periods indicated.

COMMON STOCK

FISCAL 2000                                                     HIGH         LOW
                                                                ----         ---
First Quarter (through March 20, 2000) .......................   .98         .09
FISCAL 1999
First Quarter ................................................   .33         .14
Second Quarter ...............................................   .30         .14
Third Quarter ................................................   .25         .13
Fourth Quarter ...............................................   .14         .06
FISCAL 1998
First Quarter ................................................   .66         .31
Second Quarter ...............................................   .44         .09
Third Quarter ................................................   .31         .31
Fourth Quarter ...............................................   .31         .03

The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by NASDAQ and/or the OTC Bulletin Board and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

According to the Company's Stock Transfer Agent as of March 20, 2000, there were approximately 5,274 holders of record of the Company's Common Stock.

DIVIDENDS

The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 1999, dividends on the Series A Senior Convertible Preferred Stock totaling $870,000 were in arrears. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock at any such time that dividends due on the Series A remain in arrears. The size of the Board may be increased by 1 director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full. Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board by 7 members.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS
---------------------

During 1999, new management of the Company completed a strategic initiative to exit its under-performing historical business activities engaged in providing healthcare management and ancillary services to the long-term care industry. Having divested of all previous business segments, the Company believes it is more effectively positioned to pursue growth and development opportunities contemplated by new management's business plan. This involves the Company emerging, principally through growth by business acquisitions, in areas involving information technology and related service capabilities. A critical component of successfully implementing the new business plan will be the Company's ability to secure sufficient capital to sustain its continuing operating needs as well as to effectively manage the residual liabilities of now discontinued operations.

For the year ended December 31, 1999, the Company reported a net loss of $10,894,212 compared to a net loss of $11,919,706 for the year ended December 31,1998. These reported losses for 1999 and 1998 are largely attributed to the operating losses resulting from now discontinued operations. The operating losses reported from continuing operations of $2,778,389 and $965,913, respectively, reflect the operating costs incurred for continuing operations represented by general and administrative expenses.

General and administrative expenses reported for 1999 and 1998 totaled $2,649,299 and $1,090,948, respectively, and were associated with the Company's executive management and related costs of corporate overhead. Significant components for 1999 include $1,239,942 for legal, accounting and outside professional services; $1,007,656 for salaries and related payroll expenses; and, $401,701 attributable to other corporate expenses including insurance, rent, office expenses and other. The outside professional costs incurred in 1999 were almost exclusively related to the cost of discontinuing prior subsidiary operations and settling corporate liabilities associated with prior business activities of the Company. Salaries and related payroll expenses include $475,000 in accrued executive compensation that was paid in the form of common stock issued in March 2000. Significant components of general and administrative expenses for 1998 included $848,908 for executive salaries and related expenses; $242,040 for insurance expense; and other corporate expenses.

Discontinued operations of the Company reported for 1999 and 1998 totaled net losses of $9,274,247 and $11,573,340, respectively. In 1999, the Company discontinued its New England based nursing home operations represented by OHI Corporation (d/b/a "Oasis Healthcare") as well as its rehabilitative services and medical supply operations represented by Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland"), respectively. In 1998, the Company discontinued its ancillary service operations in Philadelphia, Pennsylvania represented largely by IHN Durant Medical Supply and Pharmacy Services. Results of operations previously reported for 1998 have been restated to reflect the reclassification of discontinued operations effected in 1999.

For 1999, the total net loss from discontinued operations is comprised of a net loss on settlement or disposition of accounts totaling $5,246,231 and a net loss from related operations totaling $4,028,016. The principal components of net loss on settlement or disposition of accounts include $3,345,380 associated with Trinity operations; $75,988 associated with Southland operations; and, $606,648 associated with accounts relating to prior period discontinued ancillary operations. As to reported operating losses of discontinued operations, the principal components include $1,306,566 resulting from Trinity operations; $2,263,165 resulting from Southland operations; and $458,285 resulting from prior period discontinued ancillary operations.

For 1998, the total net loss from discontinued operations totaling $11,573,340 relates to total losses reported by discontinued subsidiary operations. The principal components of such losses include $7,661,545 relating to nursing home operations and $3,911,795 relating to prior ancillary services business. This includes other expenses-net of $5,785,940 and $4,294,978 associated with the write-off of intangible assets and provision for doubtful notes and accounts receivable for nursing home operations and prior ancillary services business, respectively.

Extraordinary items reported for the years ended December 31, 1999 and 1998 totaled net gains of $1,158,424 and $619,547, respectively. For both years, the net gains result from the extinguishment of debt obligations settled by the Company at less than their recorded value. For 1999, a significant component of extraordinary items includes a net gain of $970,399 associated with discontinuation of nursing home operations represented by OHI Corporation (d/b/a "Oasis Healthcare"). The Company was relieved of certain debt obligations to National Health Investors, Inc. in connection with the assignment of its nursing home and property interests to the senior creditor. In addition, the Company realized a gain of $188,025 on the settlement with a prior ancillary services business creditor whose claim was settled for stock. For 1998, a net gain was realized on the settlement of various corporate and prior ancillary service obligations totaling $619,547.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1999, the Company has been successful in discontinuing all prior business segments that have historically generated significant operating losses. Nonetheless, the Company continues to be burdened by material and residual levels of net current liabilities of such discontinued operations. At December 31, 1999, the Company reports a negative working capital deficit of $16,835,394 and, as discussed in Note 2 to the audited financial statements, requires an infusion of new capital in order to meet its short- term obligations. Moreover, the Company, having discontinued all operations and sources of revenue, is critically dependent upon developing new sources of revenue to provide working capital. New management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize continuing operations and its dependency on new revenue growth, its viability as a going concern is uncertain. While the Company has experienced a change in control beginning in the fourth quarter of 1998 together with an infusion of limited working capital, there can be no assurance that new management will be successful in its efforts to improve the Company's financial position and operating performance.

At December 31, 1999 and 1998, the Company reports virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The sole source of immediate cash for the Company is from the line of credit agreement it has established with Match, Inc. This line of credit facility is for an amount of up to $2 million and is reported outstanding at December 31, 1999 in the amount of $1,470,816, of which $160,795 is included in net current liabilities of discontinued liabilities associated with Trinity. This loan agreement is a demand note payable and accrues interest at approximately 10%.

Accounts payable and accrued expenses reported by the Company at December 31, 1999 and 1998 relates exclusively to corporate obligations of continuing operations. Accrued expenses of $685,684 reported at December 31, 1999 include $475,000 relating to accrued executive compensation. This represents a full year of compensation for two executive officers of the Company who elected to receive such compensation in the form of common stock during the first quarter of 2000.

During 1999 and 1998, the Company discontinued all business operations associated with providing healthcare management and ancillary services. In 1999, the Company discontinued its New England based nursing home operations represented by OHI Corporation as well as its rehabilitative services and medical supply operations represented by Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland"), respectively. In 1998, the Company discontinued its ancillary service operations in Philadelphia, Pennsylvania represented largely by IHN Durant Medical Supply and Pharmacy Services.

Earlier in 1999, the Company had acquired the businesses represented by Trinity and Southland. These transactions were effected in accordance with the purchase method of accounting and represented purchases of all of the capital stock of the respective businesses. In the instance of Trinity, the purchase consideration included the issuance of 100,000 shares of common stock of the Company together with the issuance of a purchase note obligation approximating $1.5 million. As to Southland, the purchase consideration was generally limited to assumption of the existing liabilities of Southland at the date of purchase.

Net current liabilities of discontinued operations reported at December 31, 1999 and 1998 totaled $14,472,208 and $14,249,171, respectively. For 1999, significant components include $2,834,530 relating to prior period ancillary services; $5,965,960 associated with nursing home operations; $4,321,718 associated with Trinity operations; and, $1,350,000 associated with Southland operations. For 1998, significant components of the net accounts of discontinued operations include net long-term assets of $7,319,664 associated with the Company's nursing home operations represented largely by property, plant and equipment. Net current liabilities of discontinued operations is comprised of $14,273,643 associated with the Company's nursing home operations net of current assets of $24,472 associated with the Company's prior ancillary service businesses.

In August 1999, the Company effected the discontinuation of its nursing home operations business. This transaction was accomplished through the formal assignment of all nursing home operating interests to the senior creditor in full satisfaction of the Company's related debt obligations. This included direct property debt obligations of approximately $9.8 million together with the release of corporate debt guarantees associated with other nursing home properties leased and managed by the Company in the aggregate amount approximating $36 million. The residual net current liabilities of discontinued operations associated with nursing home operations include $1,980,238 in loans payable to bank and other and $3,985,722 in unsecured creditor liabilities. The loans payable have been guaranteed by the Company.

In November 1999, the Company discontinued operations associated with Trinity through the termination of its service relationships. The residual net current liabilities of Trinity include loans in default of $2,352,747, other notes payable of $1,660,795 and accounts payable and accrued expenses of $308,176. Of the notes and loans payable, the Company has guaranteed approximately $2,290,000.

In November 1999, the Company voluntarily surrendered the common stock of Southland Medical Supply, Inc., ("Southland"), a wholly owned subsidiary, to Match, Inc. as consideration in satisfaction of Southland's participation in the line of credit note obligation in the amount of $145,258. This action was contemplated by the Company in connection with efforts to discontinue operations of Southland. In turn, Match, Inc. has proceeded with the liquidation of residual assets represented by Southland's inventory, furniture, fixtures and equipment. In the event such liquidation results in value exceeding Southland's loan balance, the Company will be entitled to a corresponding reduction in loan amounts due to Match, Inc.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements required to be filed pursuant to this Item 7 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of the Company at December 31, 1999, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 43, has served as the Chairman of the Board of Directors of the Company since November 1998 and Chairman and Chief Executive Officer since January 1, 1999. Mr. Lusk is also the President of Match, Inc., a holding company (since 1998), President of Barrier, Inc., a holding company (since
1996),  President of Citation  Properties,  Inc.,  an operator of nursing  homes
(since 1994), and President of Westlake Management Company, an operator of nursing homes (since 1992). Mr. Lusk is also a director of each of the above companies. From March 1998 to February 1999 Mr. Lusk served as Chairman, President and Chief Executive Officer of Hospital Staffing Services, Inc., a home healthcare provider.

Robert L. Woodson, III, 51, has served as President and Chief Operating Officer since January 1, 1999. Mr. Woodson was President and Chief Executive Officer from November 1998 to January 1999. Prior to joining the Company, Mr. Woodson was President of HFI Home Care Management LP, a company which acquires and manages home health agencies, from 1994 through 1997, and Executive Vice President and Secretary of HealthFirst, Inc., a company which manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

Bart A. Houston, 40, was nominated by the Board of Directors to a serve as a director of the Company and approved by the shareholders at the Annual Meeting held in April 1999. Mr. Houston has been Vice President of the law firm of Houston & Shahady, P.A. since 1986.

During 1999, Albert Sousa and Michael H. Seeliger resigned as executive officers of the Company and Joe C. Williams resigned as a Director of the Company. The terms of Joseph C. McCarron, Jr. and John D. Higgins as Directors of the Company expired in April 1999. Effective on July 31, 1999, Mr. McCarron resigned as an executive officer of the Company and continues to serve in a consulting capacity.

ITEM 10.  EXECUTIVE   COMPENSATION   INCORPORATED  BY  REFERENCE  TO  THE  PROXY
          STATEMENT

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Incorporated by reference to the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,470,816 at December 31, 1999. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and as of December 31, 1999 is unsecured. This note obligation includes accrued interest of $107,064 at December 31, 1999. To date, there have been no interest payments made to Match, Inc.

In November 1999, the Company voluntarily surrendered the common stock of Southland Medical Supply, Inc., ("Southland"), a wholly owned subsidiary, to Match, Inc. as consideration in satisfaction of Southland's participation in the line of credit note obligation in the amount of $145,258. This action was contemplated by the Company in connection with efforts to discontinue operations of Southland. In turn, Match, Inc. has proceeded with the liquidation of residual assets represented by Southland's inventory, furniture, fixtures and equipment. In the event such liquidation results in value exceeding the Company's loan balance, the Company will be entitled to a corresponding reduction in loan amounts due to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at December 31, 1999.

In August 1999, the Company issued 3,200,000 shares of common stock in connection with converting a note obligation of Trinity Rehab, Inc., a wholly owned subsidiary of the Company, to equity. The outstanding amount of this note obligation upon conversion totaled approximately $800,000. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company held a one-third interest in this note obligation and was the beneficiary of 1,066,667 shares of common stock issued in connection with this transaction.

In December 1999, the Company consummated a transaction pursuant to which it acquired all of the issued and outstanding capital stock of Healthcare Information Technologies, Inc. ("HIT"). The purchase price of the HIT capital stock was the issuance of 6,513,158 shares of the Company's common stock. Immediately prior to the transaction, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company, owned ninety-five percent (95%) of the HIT capital stock and served as sole director and President of HIT. Other than the foregoing, there are no material relationships between HIT and the Company.

ITEM 13.

13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

--------------------------------------------------------------------------------
    *3.1              Amended and Restated Articles of Incorporation
--------------------------------------------------------------------------------
    *3.2              By-Laws
--------------------------------------------------------------------------------
    **10.1            Employee Stock Purchase Plan
--------------------------------------------------------------------------------
    **10.2            1999 Stock Option Plan
--------------------------------------------------------------------------------
    **10.3            1999 Share Award Plan
--------------------------------------------------------------------------------
    **10.4            Ronald E. Lusk Employment Agreement
--------------------------------------------------------------------------------
    +27               Financial Data Schedule
--------------------------------------------------------------------------------

* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-20354).

** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-77731).

+    Filed with the Securities and Exchange Commission with this Form 10-KSB.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999 or thereafter:

     On March 10, 2000, the Company filed a Form 8-K reporting the disposition of Southland Medical Supply, Inc., OHI Corporation and Trinity Rehab, Inc. and the acquisition of Healthcare Information Technologies, Inc.

                         PHOENIX HEALTHCARE CORPORATION



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants.......................... F-1
Consolidated Balance Sheets................................................. F-2
Consolidated Statements of Operations....................................... F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)........ F-4
Consolidated Statements of Cash Flows....................................... F-5
Notes to Consolidated Financial Statements.................................. F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PHOENIX HEALTHCARE CORPORATION
DALLAS, TEXAS

We have audited the accompanying consolidated balance sheets of Phoenix Healthcare Corporation (formerly Iatros Health Network Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Healthcare Corporation as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced significant recurring net losses, discontinued all of its prior business activities and is currently in default on the payment of certain of its debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   WEAVER & TIDWELL LLP

Dallas, Texas
March 29, 2000

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                          1999          1998
                                                      -----------   -----------

ASSETS

 CURRENT ASSETS
  Cash and cash equivalents ........................  $    15,802   $
  Deposits and other ...............................        8,904         6,189
                                                      -----------   -----------
      Total current assets .........................       24,706         6,189

PROPERTY AND EQUIPMENT, net ........................       92,102       200,000

OTHER ASSETS

  Intangible assets, net ...........................      400,000
  Net long-term assets of
    discontinued operations ........................                  7,319,664

                                                      -----------   -----------
TOTAL ASSETS .......................................  $   516,808   $ 7,525,853
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - related party ....................  $ 1,310,021   $
  Notes payable - other ............................                    179,014
  Accounts payable .................................      392,177       400,000
  Accrued expenses and other current liabilities ...      685,694       200,000
  Net liabilities of discontinued operations .......   14,472,208    14,249,171
                                                      -----------   -----------
    Total current liabilities ......................   16,860,100    15,028,185

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001, 5,000,000
    shares authorized:
      Series A, 533,333 shares issued
        and outstanding ............................          533           533
      Series B, 100,000 shares issued
        and outstanding ............................          100           100
  Common Stock, $.001 par value,
    50,000,000 shares
      authorized; 36,253,495 and 20,969,958
        issued or issuable and outstanding
        in 1999 and 1998, respectively .............       36,253        20,970
  Additional Paid-In Capital .......................   38,097,836    36,059,867
  Accumulated Deficit ..............................  (54,478,014)  (43,583,802)
                                                      -----------   -----------
                                                      (16,343,292)   (7,502,332)

                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .................................  $   516,808   $ 7,525,853
                                                      ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999          1998
                                                    ------------   ------------

Operating expenses:
  General and administrative .....................  $  2,649,299   $  1,090,948

                                                    ------------   ------------
Loss from continuing operations before
  other income (expense), discontinued
  operations and extraordinary item ..............    (2,649,299)    (1,090,948)

Other income (expense)
  Interest, net ..................................      (103,243)       125,035
  Depreciation ...................................       (25,847)            --
                                                    ------------   ------------
                                                        (129,090)       125,035
                                                    ------------   ------------
Loss from continuing operations before
  discontinued operations and
  extraordinary item .............................    (2,778,389)      (965,913)

Discontinued operations:
  Net loss on settlement and disposition
    of discontinued accounts .....................    (5,246,231)            --
  Net loss from operations .......................    (4,028,016)   (11,573,340)
                                                    ------------   ------------
                                                      (9,274,247)   (11,573,340)
                                                    ------------   ------------

Loss from operations before extraordinary item ...   (12,052,636)   (12,539,253)

Extraordinary item:
  Net gain on extinguishment of
    debt obligations .............................     1,158,424        619,547

                                                    ------------   ------------
Net Loss .........................................  $(10,894,212)  $(11,919,706)
                                                    ============   ============
Basic and diluted loss per share:
  Continuing operations ..........................  $      (0.12)  $      (0.06)
  Discontinued operations ........................         (0.38)         (0.55)
  Extraordinary item .............................          0.04            .03
                                                    ------------   ------------
Loss per Common Share ............................  $      (0.46)  $      (0.58)
                                                    ============   ============

Weighted Average Common Shares ...................    24,258,453     20,948,862
                                                    ============   ============

                  The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                           ADDITIONAL
                                                  PREFERRED   STOCK    COMMON     STOCK      PAID IN     ACCUMULATED
                                                   SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT         TOTAL
                                                  ---------  ------    ------     ------   ----------    -----------       -----
Balance, December 31, 1997                         633,333    $633   20,869,958  $20,870    $36,059,867  $(31,664,096)  $4,417,274

Issuance of common stock in connection with
  the exercise of warrants                              --      --      100,000      100             --            --          100

Net Loss                                                --      --           --       --             --   (11,919,706) (11,919,706)
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 1998                         633,333     633   20,969,958   20,970     36,059,867   (43,583,802)  (7,502,332)

Issuance of common stock in connection with
  the purchase acquisition of Trinity Rehab, Inc.       --              100,000      100         25,860            --       25,960

Issuance of common stock in connection
  with the conversion of debt obligations               --            3,200,000    3,200        796,800            --      800,000

Issuance of common stock in settlement of
  corporate creditor obligations                        --            1,285,000    1,285        173,174            --      174,459

Issuance of common stock in connection
  with settling corporate litigation matters            --            2,150,000    2,150        299,215            --      301,365

Issuance of common stock in connection
  with the purchase acquisition of
  Healthcare Information Technologies, Inc.             --            6,513,158    6,513        393,487            --      400,000

Issuance of common stock in connection with
  executive compensation                                --            2,035,379    2,035        349,433            --      351,468

Net Loss                                                --                   --       --             --   (10,894,212) (10,894,212)
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1999                          633,333    $633  36,253,495  $36,253    $38,097,836  $(54,478,014) $(16,343,292)
                                                 ===================================================================================

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                    ------------   ------------
OPERATING ACTIVITIES
  Net loss .......................................  $(10,894,212)  $(11,919,706)
  Adjustments to reconcile net loss to
    net cash provided (utilized) by
    operating activities:
    Depreciation and amortization ................       237,123        762,789
    Provision for doubtful accounts
      receivable .................................       512,520        530,540
    Provision for notes, loans and
      deposits receivable and write-off
      of fixed assets ............................            --      6,829,301
    Write-off of intangible assets ...............            --      3,251,617
    Extraordinary gain on settlement
      of liabilities .............................    (1,158,424)      (619,547)
    Common stock isued for services rendered .....       351,468             --
  Changes in:
    Accounts receivable ..........................     2,657,896      2,502,378
    Inventory ....................................         8,779        193,543
    Prepaid expenses and other ...................        (2,715)       726,141
    Accounts payable and accrued expenses ........     2,338,860       (920,632)
                                                    ------------   ------------
  Net cash provided (utilized) by
    operating activities .........................    (5,948,705)     1,336,424

INVESTING ACTIVITIES
  Purchase of property and equipment .............      (117,949)      (229,567)
  Loans to third parties .........................            --       (434,000)
  Organization costs .............................            --       (295,000)
                                                    ------------   ------------
  Net cash utilized by investing activities ......      (117,949)      (958,567)

FINANCING ACTIVITIES

  Proceeds from issuance of long-term debt .......            --        422,224
  Short-term borrowings, net .....................     5,803,092       (583,539)
  Payments of long-term debt .....................            --       (127,874)
                                                    ------------   ------------
  Net cash provided (utilized)
    by financing activities ......................     5,803,092       (289,189)


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . .........................      (263,562)        88,668
  Cash and cash equivalents, beginning of year ...       279,364        190,696
                                                    ------------   ------------
  Cash and cash equivalents, end of year .........  $     15,802   $    279,364
                                                    ============   ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

BUSINESS

Phoenix Healthcare Corporation (formerly Iatros Health Network, Inc.) is a Delaware Corporation organized in June 1988. Phoenix Healthcare Corporation (the "Company" or "Phoenix") has historically been engaged in providing healthcare management and ancillary services to the long-term care industry. During 1999, the Company discontinued all operations associated with such businesses. New management of the Company has undertaken to implement a strategic business plan to reposition Phoenix as an information technology company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Phoenix Healthcare Corporation and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.

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

Cash and cash equivalents of $279,364 at December 31, 1998, is included in net liabilities of discontinued operations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets using primarily the straight-line method. Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterments, which extend useful lives, are capitalized. When property and equipment is sold or otherwise disposed of, the asset gain or loss is included in operations. Property and equipment is principally comprised of office furniture, fixtures and equipment having useful lives ranging from three to seven years for purposes of computing depreciation. Accumulated depreciation was $25,847 at December 31, 1999.

INTANGIBLE ASSETS

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. Intangible assets reported by the Company currently include capitalized license rights representing the costs of acquiring software and related intellectual property rights. Such costs are being amortized over future periods during which the Company anticipates deriving income from the related assets. The period over which such costs are being amortized generally does not exceed fifteen years.

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

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128") in 1997.

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and warrants.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits" in 1998. Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows.

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

RECLASSIFICATIONS

Certain   reclassifications,   particularly   related  to  the  presentation  of
discontinued operations, have been made to 1998 to conform with the 1999 presentation.


NOTE 2: GOING CONCERN

For the year ended December 31, 1999, the Company reported a net loss of $10,894,212. This is largely attributable to recent net operating losses and the resultant losses on disposal associated with now discontinued operations totaling $9,274,247. Recent operating losses reported by the Company through December 31, 1999 coupled with the burden of prior period corporate obligations have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations. At December 31, 1999, the Company reports a working capital deficit of $16,835,394 compared with a working capital deficit of $15,021,996 at December 31, 1998. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

During the fourth quarter of 1998, the Company experienced a change of control, which included the introduction of new executive management. New management plans have included pro-active dealings with the Company's financial and creditor issues while implementing a growth plan for the future. During 1999, the Company discontinued all of its existing business associated with providing healthcare management and ancillary services to the long-term care industry. Having repositioned the Company for implementing its strategic business plan, new management now intends to aggressively exploit prospects in pursuit of business acquisitions and related development opportunities in the area of information technology.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


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


NOTE 3:  SIGNIFICANT TRANSACTIONS

On December 15, 1999, the Company consummated a transaction pursuant to which it acquired all of the common stock of Healthcare Information Technologies, Inc.
("HIT"), representing all of the issued and outstanding shares of HIT. The purchase price paid for HIT was the issuance of 6,513,158 shares of the Company's common stock, which approximated the historical cost basis of the HIT shares acquired. HIT, based in Dallas, Texas, is a technology based company that provides information technologies to healthcare providers. The transaction has been accounted for similar to a pooling of interests. HIT had no significant operating activity in 1999 or 1998 other than the acquisition of certain software licenses. Immediately prior to the transaction, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company, owned ninety-five percent (95%) of the common stock of HIT.


NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No interest or income taxes were paid in 1999 and 1998 for continuing operations.

The Company paid $416,855 and $1,353,314 in cash for interest attributable to discontinued operations during 1999 and 1998, respectively.

In 1999, the Company conveyed $8,789,601 in long-term assets to a creditor in satisfaction of $9,760,000 in notes payable.

During 1998, notes payable were settled for $619,547 less than their recorded amount. In addition, during 1999, accounts payable were settled for $188,025 less than their recorded amount.

During 1999 and 1998, $550,816 and $82,717 of accrued interest was added to notes payable.

During 1999, the Company issued 3,435,000 shares of common stock to satisfy $501,784 in trade accounts payable from discontinued operations; 2,035,379 shares of common stock in-lieu of executive compensation in the amount of $351,468; 3,200,000 shares of common stock to convert $800,000 in notes payable to equity; 6,513,158 shares of common stock for the acquisition of all of the outstanding shares of Health Information Technologies, Inc. at a cost of $400,000; and 100,000 shares of common stock in connection with the purchase acquisition of Trinity Rehab, Inc. at a cost of $25,690

During 1998, the Company issued  $1,475,000 in debt to acquire a note receivable
which  was  subsequently   determined  to  be  impaired  and  fully  charged  to
operations.


NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" , requires that the Company disclose estimated fair values of financial instruments.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Cash and cash equivalents, deposits and other current assets, notes and accounts payable, accrued expenses and other current liabilities and net liabilities of discontinued operations are carried at amounts that approximate their fair values because of the short-term maturity of these instruments.


NOTE 6: INCOME TAXES

The effective income tax rate differs each year from the statutory Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization and valuation of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences follows:

                                                        1999             1998
                                                        ----             ----
Federal Income Tax Rate                                 (34)%            (34)%
State Taxes, Net of Federal Benefit                    (3.5)%           (3.5)%
Effect of Net Operating Losses                          37.5%            37.5%
                                                     ----------       ----------
                                                         0%               0%
                                                     ==========       ==========

Deferred income taxes arise primarily as a result of a difference between the financial and tax basis of reporting principally for differences in the bases of receivables, property and equipment, other assets, accrued liabilities and net operating loss carry forwards.

Deferred tax assets at December 31, 1999 and 1998 are comprised of the following:

                                                  1999           1998
                                              ------------   ------------
      Deferred tax assets
        Tax benefit of net operating loss
        carryforwards ......................  $ 17,236,000   $ 16,777,000
        Allowance for doubtful accounts ....       --             101,000
        Accrued liabilities ................       --              95,000
                                              ------------   ------------
        Total deferred tax assets ..........    17,236,000     16,973,000
        Less valuation allowance ...........   (17,236,000)   (16,973,000)
                                              ------------   ------------
        Net deferred tax assets ............  $    --        $    --
                                              ============   ============

During 1999, the deferred tax asset valuation allowance increased by $459,000 and during 1998, the valuation allowance increased by $10,232,000.

At December 31, 1999, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $46,000,000, which can be offset against future earnings of the Company. These net operating losses expire from 2008 through 2013, and are subject to annual limitations.


NOTE 7: NOTES PAYABLE - RELATED PARTY AND OTHER

Notes payable totaling $1,470,816 (including $160,795 classified with discontinued operations) at December 31, 1999 represents the Company's outstanding line of credit obligation to Match, Inc., a company wholly-owned by Ronald E. Lusk, Chairman and Chief Executive Officer of the Company. Amounts reported for 1998 represent various corporate obligations, which have since been settled or otherwise satisfied.

The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand; and is unsecured.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8:  DISCONTINUED OPERATIONS

During 1999 and 1998, the Company discontinued all business operations associated with providing healthcare management and ancillary services. In 1999, the Company discontinued its New England based nursing home operations represented by OHI Corporation as well as its rehabilitative services and medical supply operations represented by Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland"), respectively. In 1998, the Company discontinued its ancillary service operations in Philadelphia, Pennsylvania represented largely by IHN Durant Medical Supply and Pharmacy Services.

Earlier in 1999, the Company had acquired the businesses represented by Trinity and Southland. These transactions were effected in accordance with the purchase method of accounting and represented purchases of all of the capital stock of the respective businesses. In the instance of Trinity, the purchase consideration included the issuance of 100,000 shares of common stock of the Company together with the issuance of a purchase note obligation approximating $1.5 million. As to Southland, the purchase consideration was generally limited to assumption of the existing liabilities of Southland at the date of purchase.

Net current and long term accounts of discontinued operations at December 31, 1999 and 1998, are detailed as follows:

DECEMBER 31, 1999                                     PRIOR           NURSING         TRINITY         SOUTHLAND         TOTAL
-----------------                                  ANCILLARIES       OPERATIONS         REHAB           MEDICAL        ACCOUNTS
                                                   -----------      -----------      -----------      -----------      ------------
Accounts payable and accrued expenses              $  (870,516)     $(3,985,722)     $  (308,176)     $   --           $ (5,164,414)
Judgment creditor obligations                       (1,964,014)         --               --               --             (1,964,014)
Loans in default                                        --           (1,980,238)      (2,352,747)         --             (4,332,985)
Other notes payable                                     --              --            (1,660,795)       (1,350,000)      (3,010,795)
                                                   ---------------------------------------------------------------------------------
Total net current liabilities                      $(2,834,530)     $(5,965,960)     $(4,321,718)     $(1,350,000)     $(14,472,208)
                                                   ================================================================================

DECEMBER 31, 1998                                     PRIOR           NURSING           TOTAL
-----------------                                  ANCILLARIES       OPERATIONS       ACCOUNTS
                                                   -----------      -----------      -----------
Net property, plant and equipment                  $    --          $ 8,192,222      $ 8,192,222
Other long term assets                                  --              823,942          823,942
Long-term debt                                          --           (1,696,500)      (1,696,500)
                                                   ---------------------------------------------
Total net long term assets                         $    --          $ 7,319,664      $ 7,319,664
                                                   =============================================

DECEMBER 31, 1998                                     PRIOR           NURSING           TOTAL
-----------------                                  ANCILLARIES       OPERATIONS       ACCOUNTS
                                                   -----------      -----------      -----------
Cash                                               $    --          $   279,364      $   279,364
Accounts receivable and other                          616,040        1,863,155        2,479,195
Accounts payable and
  accrued expenses                                    (591,568)      (3,240,745)      (3,832,313)
Long-term debt in default                               --           (8,300,000)      (8,300,000)
Other notes payable and debt obligations                --           (4,875,417)      (4,875,417)
                                                   ---------------------------------------------
Total net current assets (liabilities)             $    24,472      $(14,273,643)    $(14,249,171)
                                                   =============================================

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8:  DISCONTINUED OPERATIONS (CONTINUED)

Net losses from discontinued operations reported for the periods ended December 1999 and 1998, are detailed as follows:

YEAR ENDED DECEMBER 31, 1999                          PRIOR           NURSING         TRINITY         SOUTHLAND         TOTAL
---------------------------                        ANCILLARIES       OPERATIONS         REHAB           MEDICAL        ACCOUNTS
                                                   -----------      -----------      -----------      -----------      ------------
Revenues                                           $      --        $11,412,276      $ 3,312,567      $ 7,104,814      $ 21,829,657
Operating expenses                                    (512,519)     (10,232,275)      (4,429,062)      (7,887,899)      (23,061,755)
Property and capital related                              --         (1,125,767)        (190,071)      (1,480,080)       (2,795,918)
                                                   ---------------------------------------------------------------------------------
Net (Loss)                                         $  (512,519)     $    54,234      $(1,306,566)     $(2,263,165)     $ (4,028,016)
                                                   ================================================================================


YEAR ENDED DECEMBER 31, 1998                          PRIOR           NURSING           TOTAL
----------------------------                       ANCILLARIES       OPERATIONS       ACCOUNTS
                                                   -----------      -----------      -----------
Revenues                                           $ 7,526,597      $19,611,430      $27,138,027
Operating expenses                                  (6,817,481)     (17,977,923)     (24,795,404)
Property and capital related                          (325,933)      (3,509,112)      (3,835,045)
Other-net                                           (4,294,978)      (5,785,940)     (10,080,918)
                                                   ---------------------------------------------
Net (Loss)                                         $(3,911,795)     $(7,661,545)     $(11,573,340)
                                                   =============================================

Other-net charges to discontinued operations for the year ended December 31, 1998 were largely attributed to the write-off of intangible assets and provision for doubtful notes and accounts receivable associated with prior ancillaries and nursing operations.


NOTE 9: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,470,816 at December 31, 1999. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and as of December 31, 1999 is unsecured. This note obligation includes accrued interest of $107,064 at December 31, 1999. To date, there have been no interest payments made to Match, Inc.

In November 1999, the Company voluntarily surrendered the common stock of Southland Medical Supply, Inc., ("Southland"), a wholly owned subsidiary, to Match, Inc. as consideration in satisfaction of Southland's participation in the line of credit note obligation in the amount of $145,258. This action was contemplated by the Company in connection with efforts to discontinue operations of Southland. In turn, Match, Inc. has proceeded with the liquidation of residual assets represented by Southland's inventory, furniture, fixtures and equipment. In the event such liquidation results in value exceeding the Company's loan balance, the Company will be entitled to a corresponding reduction in loan amounts due to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at December 31, 1999.

In August 1999, the Company issued 3,200,000 shares of common stock in connection with converting a note obligation of Trinity Rehab, Inc., a wholly owned subsidiary of the Company, to equity. The outstanding amount of this note obligation upon conversion totaled approximately $800,000. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company held a one-third interest in this note obligation and was the beneficiary of 1,066,667 shares of common stock issued in connection with this transaction.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9: RELATED PARTY TRANSACTIONS (CONTINUED)

In December 1999, the Company consummated a transaction pursuant to which it acquired all of the issued and outstanding capital stock of Healthcare Information Technologies, Inc. ("HIT"). The purchase price of the HIT capital stock was the issuance of 6,513,158 shares of the Company's common stock. Immediately prior to the transaction, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company, owned ninety-five percent (95%) of the HIT capital stock and served as sole director and President of HIT. Other than the foregoing, there are no material relationships between HIT and the Company.


NOTE 10: LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing loss per share (basic and diluted) from continuing operations:

                                                        1999           1998
                                                    ------------   ------------
Net Loss .........................................  $(10,894,212)  $(11,919,706)
Preferred stock dividends ........................      (160,000)      (160,000)
                                                    ------------   ------------
Loss to common shareholders (numerator) ..........  $(11,054,212)  $(12,079,706)
                                                    ============   ============
Weighted-average number of shares of
  common stock (denominator) .....................    24,258,453     20,948,862
                                                    ============   ============

Potential dilutive securities (1999 and 1998-stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be anti-dilutive.


NOTE 11: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 1999, the 533,333 shares of Series A Senior Convertible Preferred Stock was convertible into 972,507 shares of common stock. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus unpaid dividends, which amounts to $2,870,000 at December 31, 1999. The Company had the option, prior to July 1, 1996, to pay the preferred stock dividends by issuance of Common stock in lieu of cash. The Company did not exercise their option. At December 31, 1999, dividends in arrears yet not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $870,000.

The Series B Preferred Stock is nonvoting and does not pay dividends. The liquidation preference of each share is $1.00 per share.


NOTE 12: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS

1999 STOCK OPTION PLAN

On February 18, 1999, the Board of Directors adopted and the shareholders subsequently approved the 1999 Company Stock Option Plan (Plan), which provides for the granting of incentive and non-qualified stock options to officers and key employees. Currently, a maximum of options to purchase 3,000,000 shares may be issued under the Plan. Options are granted on terms determined by the Board of Directors. Incentive Stock Options must be granted with an exercise price equal to at least 100% of the fair market value of the stock at the grant date. Non-qualified stock options must be granted with an exercise price equal to at least 80% of the fair market value of the stock at the grant date. The Plan terminates December 31, 2008.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 12: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED)

During 1999, the Company granted to key employees incentive stock options to purchase 1,330,000 shares of common stock. Options to purchase 600,000 shares were rescinded during 1999. The remaining 780,000 shares were issued at a grant price of $.28 per share. One third of the stock options become exercisable February, 2000, 2001, and 2002, provided the respective employee is employed on the anniversary date.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company adopted an employee stock purchase plan available to all employees. Stock is offered under the plan semi-annually and an employee may subscribe to up to $25,000 worth of stock in any calendar year. The purchase price of shares under the plan is 85% of the lower of the fair market value of the common stock at the beginning and ending dates of the offering period. No shares have been offered under the employee stock purchase plan.

PRIOR STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan), which provides for the granting of incentive and nonqualified stock options and stock appreciation rights to certain officers, directors, key employees and consultants. Currently, a maximum of 750,000 shares of Common Stock may be issued under the Plan. Stock Options are granted at a price not less than 100% of the fair market value of the Common Stock at the date of grant and must be exercised within 10 years from the date of grant, with certain restrictions. Nonqualified Stock Options will be granted on terms determined by the Board of Directors. During 1998, 400,000 option shares, that were outstanding at December 31, 1997, expired.

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

NON-REDEEMABLE COMMON STOCK PURCHASE WARRANTS

During 1994, the Company privately issued Non-Redeemable Common Stock Purchase Warrants for 1,600,000 shares of the Company's Common Stock. Of these, 1,100,000 Non-Redeemable Common Stock Purchase Warrants expired on July 25, 1999. The remaining 500,000 warrants with an exercise price of $1.50 expire July 25, 2004.

PRIVATE WARRANTS

Transactions involving private warrants are summarized as follows:

WARRANTS
                                         WEIGHTED                WEIGHTED
                                       AVERAGE PRICE           AVERAGE PRICE
                                   ---------------------   ---------------------
                                     1999      PER SHARE     1998      PER SHARE
                                   ---------   ---------   ---------   ---------

Outstanding January 1 ........     2,878,848     $1.17     3,396,110     $1.77
  Granted ....................            --        --       589,150       .62
  Exercised ..................            --        --      (100,000)       --
  Expired/Cancelled ..........      (100,000)    (2.00)   (1,006,412)    (2.97)
                                   ---------               ---------

Outstanding December 31 ......     2,778,848     $1.15     2,878,848     $1.17
                                   =========               =========

Exercisable December 31 ......     2,672,184     $1.15     2,772,184     $1.17


The warrants outstanding on December 31, 1999 expire from 2000 through 2007.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 12: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED)

Under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has recognized no compensation cost for stock options and warrants for 1999 or 1998. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 1999 and 1998 would have differed from the actual results as follows:

                                              1999           1998
                                          ------------   ------------

      Net income (loss)
        As reported ....................  $(10,194,212)  $(11,919,706)
        Proforma .......................   (10,246,212)  $(12,291,273)
      Basic earnings (loss) per share
        As reported ....................         $(.46)         $(.58)
        Proforma .......................         $(.46)         $(.59)

The per share weighted average fair value of the stock options and warrants granted during 1999 and 1998 was $.28 and $.38, respectively. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following assumptions: risk free interest rates of approximately 6.5% - 1999; 6% - 1998; expected volatility of 171%, and expected lives of 1-10 years, and no expected dividends.

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

NOTE 13: RETIREMENT SAVINGS PLAN

The Company has a savings plan available to substantially  all employees,  under
Section 401(k) of the Internal Revenue Code. The Company's contributions to this plan are discretionary. Employee contributions are generally limited to 10% of their compensation subject to Internal Revenue Code limitations. The Company made no contributions to this plan during the two-year period ended December 31, 1999.


NOTE 14: COMMITMENTS AND CONTINGENCIES

On January 1, 1999, in connection with the change in corporate control, the Company entered into employment agreements with four executive officers to succeed prior management. During 1999, two of these executives resigned and the Company issued 285,379 shares of common stock to such individuals in full satisfaction of the associated employment agreement commitments. Of the two remaining executives, employment agreements, each for a period of five years, include aggregate annual base compensation of $475,000 to be paid in the form of stock, cash or a combination thereof. At December, 31, 1999, executive compensation totaling $475,000 remained accrued. In March 2000, the Company authorized the issuance of 3,172,126 shares of the Company's common stock in satisfaction of this obligation. Change in control agreements providing, among other things, termination entitlements of up to two and one-half times base compensation were also entered into with the new executive officers.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 14: COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. The management arrangement applicable to the Company contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. This matter is currently in dispute with the property owner with respect to alleged note obligations as well as other claims for recovery. In July 1999, the property owner filed a complaint for breach of contract seeking $1,800,000 in damages. In September 1999, the Company filed both an answer denying these claims and also a cross-complaint for breach of contract seeking damages in the amount of $810,000. This action is in the discovery stage with no set trial date. The Company continues settlement discussions with the property owner and does not believe that the outcome of this matter will have an adverse material impact on its financial position or results of operations.

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 1999. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

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

The Company is obligated under the terms of an operating lease for its executive and administrative offices located Dallas, Texas. The lease agreement, which term extends to January 2003, requires a monthly lease payment of $7,761, and includes all building costs. Lease expense incurred and relating to this agreement for the year ended December 31, 1999 totaled $85,371.

In March 2000, the Company authorized the issuance of 7,400,000 shares of common stock in connection with the appointment of a new Executive Vice President of the Company who will also serve in the capacity of President of Healthcare
Information Technologies, Inc., the recently acquired and wholly owned subsidiary of the Company. The Company is committed to enter into an employment agreement with this executive effective January 1, 2000 for a period of five years with an annual compensation level of $240,000. The employment contract terms are expected to be substantially similar to those used for other Company executives.

In March 2000, the Company accepted the resignation of its Chief Operating Officer who will continue to serve on the Company's Board of Directors. The Company approved the conversion of a $150,000 promissory note into 454,545 shares of the Company's common stock in full satisfaction of such note obligation.