Form 10-K/A
period 1999-12-31
PHOENIX HEATHCARE CORP
filed 2000-04-28
CIK 866970

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

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

As of March 20, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $19,616,415 based upon the closing price of $.70 on March 20, 2000. As of March 20, 2000, there were 37,185,187 shares of
Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 Part I
         Item 1. Business....................................................  1
                 General Overview............................................  1
                 Business Strategy...........................................  1
                 Corporate Developments/Significant Transactions.............  2
                 Discontinued Operations.....................................  2
                 Business Acquisition........................................  2
                 Sources of Revenue..........................................  3
                 Human Resources.............................................  3
         Item 2. Properties..................................................  3
         Item 3. Legal Proceedings...........................................  3
         Item 4. Submission of Matters to Vote of Security Holders...........  3
 Part II
         Item 5. Market for Registrant's Common Equity
                  and Related Stockholder Matters............................  4
                 Market Information..........................................  4
                 Dividends...................................................  4
                 Issuance of Securities......................................
         Item 6. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ..........  5
                 Effects of Inflation .......................................  5
                 Results of Operations ......................................  5
                 Liquidity and Capital Resources ............................  6
         Item 7. Financial Statements .......................................  7
         Item 8. Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure ....................  8
  Part III
         Item 9. Directors, and Executive Officers of the
                  Registrant Act ............................................  8
        Item 10. Executive Compensation......................................  8
        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.............................................  8
        Item 12. Certain Relationships and Related Transactions..............  8
        Item 13. Exhibits and Reports on Form 8-K............................  9

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

During 1998, the Company entered into an agreement with a third party to assume its rights to manage three nursing facilities representing 391 beds located in the State of Massachusetts. The management arrangement applicable to the Company contemplated conversion to a long-term lease position upon receipt by the Company of the requisite regulatory approval for change in operators from the State of Massachusetts. The Company abandoned its efforts to secure such approval and, at the request of the property owner, allowed for the introduction of the successor manager. The original agreements between the Company and property owner involving these facilities contemplated certain financial arrangements and the assumption of certain financial obligations which the Company maintains were largely contingent upon its securing the long term leasehold position for the facilities. This matter is currently in dispute with the property owner with respect to alleged note obligations as well as other claims for recovery. In July 1999, the property owner filed a complaint for breach of contract seeking $1,800,000 in damages. In September 1999, the Company filed both an answer denying these claims and also a cross-complaint for breach of contract seeking damages in the amount of $810,000. This action is in the discovery stage with no set trial date. The Company continues settlement discussions with the property owner and does not believe that the outcome of this matter will have an adverse material impact on its financial position or results of operations. This case is pending in the Los Angeles Superior Court, Case No. BC213710 by the parties of G&L Realty Partnership, L.P. and G&L Hampden, LLC v. Phoenix Healthcare Corporation, etc.


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

ISSUANCE OF SECURITIES
----------------------

During 1999, the Company issued 15,283,537 shares of its common stock in connection with various corporate transactions and in satisfaction of certain corporate obligations. The aggregate market value attributed to these issues totaled $2,052,352 comprised of the following transactions.

In March 1999, in connection with the purchase acquisition of Trinity Rehab, Inc., the Company issued 100,000 shares of common stock having a market value of $25,960 as a component of the purchase consideration.

In July 1999, the Company issued 285,379 shares of common stock having a market value of $61,043 in connection with the severance of two corporate executives.

In July 1999, the Company issued 1,000,000 shares of common stock having a market value of $176,900 in connection with the settlement of corporate obligations relating to accrued legal and professional services.

In August 1999, the Company issued 3,200,000 shares of common stock in connection with the conversion of a debt obligation in the principal amount of $800,000, which amount approximated the market value of such shares upon conversion,

In August 1999, the Company issued 1,200,000 shares of common stock having a market value of $165,720 in satisfaction of a creditor obligation outstanding in the amount of $353,745. The Company recognized an extraordinary gain on this transaction in the amount $188,025.

In August 1999, the Company issued 400,000 shares of common stock having a market value of $55,240 in connection with settling litigation involving a former executive employee.

In September 1999, the Company issued 250,000 shares of common stock having a market value of $34,525 in connection with the severance of an executive employee.

In December 1999, the Company issued 750,000 shares of common stock having a market value of $69,225 in connection with settling corporate litigation.

In December 1999, the Company issued 6,513,158 shares of common stock having a market value approximating $400,000 in connection with the purchase acquisition of Healthcare Information Technologies, Inc.

During 1999, the Company issued a total of 1,500,000 shares of common stock in connection with executive employment agreements and for consulting services rendered. The market value associated with these issues totaled $255,000.

During 1999, the Company issued 85,000 shares of common stock having a market value of $8,739 in connection with settling various other corporate obligations.


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

The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand; and is secured by the stock and assets of the subsidiary companies.

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

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 12: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS (CONTINUED)

During 1999, the Company granted to key employees incentive stock options to purchase 1,380,000 shares of common stock. Options to purchase 600,000 shares were rescinded during 1999. The remaining 780,000 shares were issued at a grant price of $.28 per share. One third of the stock options become exercisable February, 2000, 2001, and 2002, provided the respective employee is employed on the anniversary date.

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