Form 10QSB
period 2000-03-31
PHOENIX HEATHCARE CORP
filed 2000-05-12
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q SB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 0-20354

                        Phoenix Healthcare Corporation
      (Exact name of small business issuer as specified in its charter)

                  Delaware                                 23-2596710
        (State or other jurisdiction of                 I.R.S. Employer
        incorporation of organization)                 Identification No.


              4514 Travis Street, Suite 330, Dallas, Texas 75205
             (Address of principal executive offices) (Zip Code)

                                 214-599-9777
               (Issuer's telephone number, including area code)

                         Former name, former address and
                         former fiscal year, if changed
                                since last report

      Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           [   ] YES      [ X ] NO

      As of April 15, 2000, there were 49,287,812 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

      Transitional Small Business Disclosure Format   [   ] YES    [ X ] NO

                         PHOENIX HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION..................................  1

Item 1.    Financial Statements...................................  1
             Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999...............  1

             Consolidated Statements of Operations
               for the periods ended March 31, 2000 and 1999......  2

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999 .............   3

             Notes to Consolidated Financial Statements...........  4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................  8

Item 3.    Quanitative and Qualitative Information About
             Market Risk ......................................... 10

Part II.   OTHER INFORMATION...................................... 10

Item 1.    Legal Proceedings...................................... 10

Item 2.    Changes in Securities and Use of Proceeds.............. 11

Item 3.    Defaults upon Senior Securities........................ 11

Item 4.    Submission of Matters to a Vote of Security Holders.... 11

Item 5.    Other Information...................................... 11

Item 6.    Exhibits............................................... 11

Signatures



Part I.   Financial Information
Item 1:   Financial Statements

                         PHOENIX HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                          (unaudited)
                                                            March 31,    December 31,
ASSETS                                                        2000           1999
                                                          ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ...........................   $       --      $     15,802
  Deposits and other ..................................          9,223           8,904
                                                          ------------    ------------
     Total current assets .............................          9,223          24,706

PROPERTY AND EQUIPMENT, net ...........................         86,426          92,102
OTHER ASSETS
  Intangible assets, net ..............................        381,677         400,000
                                                          ------------    ------------

TOTAL ASSETS ..........................................   $    477,326    $    516,808
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - related party .......................   $  1,393,557    $  1,310,021
  Accounts payable ....................................        366,219         392,177
  Accrued expenses and other current liabilities ......        246,094         685,694
  Net current liabilities of discontinued
   operations .........................................      9,951,230      14,472,208
                                                          ------------    ------------
  Total current liabilities ...........................     11,957,100      16,860,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value, 5,000,000 shares
    authorized:
    Series A, 533,333 shares issued and outstanding ...            533             533
    Series B, 100,000 shares issued and outstanding ...            100             100
  Common Stock, $.001 par value, 50,000,000 shares
    authorized; 49,037,812 and 27,440,337 issued and
    outstanding in 2000 and 1999, respectively ........         49,037          36,253
  Additional Paid-In Capital ..........................     43,962,782      38,097,836
  Accumulated Deficit..................................    (55,492,226)    (54,478,014)
                                                          ------------    ------------
                                                           (11,479,774)    (16,343,292)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)................................   $    477,326    $    516,808
                                                          ============    ============




The accompanying notes are an integral part of these consolidated financial statements.



                         PHOENIX HEALTHCARE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (unaudited)

                                                          Three Months Ended
                                                                March 31
                                                          2000          1999
                                                      -----------    -----------
Operating Expenses
  General and administrative ......................   $ 1,119,532    $   763,158
                                                      -----------    -----------

Loss from continuing operations before other income
  (expense) .......................................    (1,119,532)      (763,158)
                                                      -----------    -----------

Other income (expense)
      Other income ................................        42,589              0
       Interest expenses ..........................       (53,459)        32,977
       Depreciation and amortization ..............       (29,068)             0
                                                      -----------    -----------
                                                          (39,938)       (32,977)
                                                      -----------    -----------
Loss from continuing operations
      before discontinued operations ..............    (1,159,470)      (796,135)
                                                      -----------    -----------

Discontinued Operations
    Net gain (loss) on settlement
          of discontinued accounts ................       145,258              0
    Net loss from operations ......................             0     (1,593,315)
                                                      -----------    -----------

    Gain (loss) from discontinued operations ......       145,258     (1,593,315)
                                                      -----------    -----------

Net Loss ..........................................   $(1,014,212)   $ 2,389,450
                                                      ===========    ===========


 Basic and Diluted Loss per Share

    Continuing operations .........................   $      (.03)   $      (.04)
    Discontinued operations .......................          --             (.08)
Loss per Common Share .............................   $      (.03)   $      (.12)


The accompanying notes are an integral part of these consolidated financial statements.



                         PHOENIX HEALTHCARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (unaudited)

                                                               Three Months Ended
                                                             March 31,      March 31,
                                                               2000          1999
                                                           -----------    -----------
OPERATING ACTIVITIES
  Net loss .............................................   $(1,014,212)   $(2,389,450)
  Adjustments to reconcile net loss to net cash
        provided (utilized) by operating activities:
            Depreciation and amortization ..............        29,068        231,094
    Provision for doubtful accounts receivable .........          --          390,212
  Common stock issued for services rendered ............       651,200           --
  Changes in

    Accounts receivable ................................          --          201,301
    Inventory ..........................................          --          (24,332)
    Prepaid expenses and other .........................          (319)       (46,625)
    Accounts payable and accrued expenses ..............         9,442        815,716
    Net current liabilities of discontinued
        operations .....................................       230,552           --
                                                           -----------    -----------

    Net cash provided (utilized) by operating activities       (94,269)      (822,084)
                                                           -----------    -----------

INVESTING ACTIVITIES
  Purchase of property and equipment ...................        (3,392)       (18,283)
  Changes in other assets ..............................        (1,677)       (92,867)
  Increase in restricted costs .........................                       (5,875)
                                                           -----------    -----------

  Net cash utilized by investing activities ............        (5,069)      (117,025)

FINANCING ACTIVITIES
  Short-term borrowings, net ...........................        83,536        617,652
  Proceeds of long-term debt, net ......................          --          290,598
                                                           -----------    -----------

  Net cash provided (utilized) by financing activities .        83,536        908,250
                                                           -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......       (15,802)       (30,859)
  Cash and cash equivalents, beginning of period .......        15,802        279,364
                                                           -----------    -----------

  Cash and cash equivalents, end of period .............   $      --      $   248,505
                                                           ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


                         PHOENIX HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 2000 AND 1999


NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During interim periods, Phoenix Healthcare Corporation ("The Company") follows the accounting policies set forth in its Annual Report on Form 10-K SB filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and the statements of cash flows of the Company for the interim periods.

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

      Business

      The Company is a Delaware Corporation organized in June 1988. The Company has historically been engaged in providing healthcare management and ancillary services to the long-term care industry. In December 1999, the Company announced the strategic repositioning of the Company through which it completed an exit from the under performing health care services business and anticipates emerging as a provider of business solutions. This new business is designed to reposition the Company as a technology company. The Company has embarked on its new initiative to deliver knowledge-based media and communications in a fully interactive environment utilizing broadband and wireless communications technologies. To execute its strategies, the Company is operating on a model that manages the convergence of data, media and communications technologies to provide next level business-to-business solutions.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

      Property and Equipment

      Property and equipment is stated at cost. The cost of property is depreciated over the estimated useful lives of the respective assets using primarily the straight-line method. Normal maintenance and repair costs are charged against income. Major expenditures for renewals and betterments, which extend useful lives, are capitalized. When property and equipment is sold or otherwise disposed of, the asset gain or loss is included in operations. Property and equipment is principally comprised of office furniture, fixtures and equipment having useful lives ranging from three to seven years for purposes of computing depreciation.

      Intangible Assets

      The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. Intangible assets reported by the Company currently include capitalized license rights representing the costs of acquiring software and related intellectual property rights. Such costs are being amortized over future periods during which the Company anticipates deriving income from the related assets. The period over which such costs are being amortized generally does not exceed fifteen years.

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

            Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon exercise of stock options and warrants, unless their effect is anti-dilutive.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from these estimates.

            Reclassifications

            Certain reclassifications, particularly related to the presentation of discontinued operations, have been made to 1999 amounts to conform with the 2000 presentation.

NOTE 2: GOING CONCERN

For the three months ended March 31, 2000, the Company reported a net loss from continuing operations of $1,159,470.

For the year ended December 31, 1999, the Company reported a net loss of $10,894,212. This is largely attributable to recent net operating losses and the resultant losses on disposal associated with now discontinued operations totaling $9,274,247. Recent operating losses reported by the Company through March 31, 2000, coupled with the burden of prior period corporate obligations have exhausted the Company's capital resources and had a material effect on short term liquidity and the Company's ability to satisfy its obligations. At March 31, 2000, the Company reports a working capital deficit of $11,947,877 compared with a working capital deficit of $16, 835, 394 at December 31, 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short term obligations.

In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations and its dependency on revenue growth to support continuing operations, its viability as a going concern is uncertain. While the Company has experienced an infusion of limited new working capital, there can be no assurance that management's efforts to re-direct and re-capitalize the Company will be successful.

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended March 31, 2000, the Company converted approximately $895,292 of debt (including accrued, but unpaid interest of approximately $57, 175) related to discontinued operations through the issuance of 2,212,281 shares of the Company's common stock. $241,667 of the converted debt (927,859 shares of the Company's common stock) was held by Executive Officers of the Company.

In March 2000, the Board of Directors approved the issuance of 1,669,546 shares of common stock to the Company's Chairman and Chief Executive Officer and 1,5202,580 shares of common stock to the former President of the Company in lieu of accrued salaries at December 31, 1999, of $475,000.

In March 2000, the Company authorized the issuance of 7,400,000 shares of common stock in connection with the appointment of a new Executive Vice President of the Company who will also serve in the capacity of President of Healthcare Information Technologies, Inc. ("HIT"), the recently acquired and wholly owned subsidiary of the Company. The Company entered into an employment agreement with this executive effective January 1, 2000 for a period of three years with an annual compensation level of $240,000. The employment contract terms are substantially similar to those used for other Company executives. The issuance of the shares resulted in a one-time, non-cash, charge to operations of $651,200 for the quarter ended March 31, 2000.

NOTE 4: DISCONTINUED OPERATIONS

During 1999, the Company discontinued all remaining business operations associated with providing healthcare management and ancillary services.

Net current accounts of discontinued operations at March 31, 2000 and December 31, 1999 are detailed as follows:


MARCH 31, 2000                      Prior       Nursing         Trinity        Southland       Total
--------------                   Ancillaries   Operations        Rehab          Medical       Accounts
                                ------------   -----------    -----------    ------------   -----------
Accounts  payable and accrued
  expenses                      $      --      $(1,000,000)   $  (237,585)   $      --      $(1,237,585)
Judgment creditor obligations    (1,415,910)    (1,980,238)          --             --       (3,396,148)
Loans in default                       --             --       (2,306,702)          --       (2,306,702)
Other notes payable                    --             --       (1,660,795)    (1,350,000)    (3,010,795)
                                ------------------------------------------------------------------------
Total net current liabilities   $(1,415,910)   $(2,980,238)   $(4,205,082)    (1,350,000)    (9,951,230)
                                ========================================================================


DECEMBER 31, 1999                   Prior       Nursing          Trinity       Southland       Total
-----------------                Ancillaries   Operations         Rehab         Medical       Accounts
                                ------------   -----------    -----------    ------------   -----------
Accounts  payable and accrued
expenses                        $   (870,516)   $ (3,985,722)   $   (308,176)   $       --      $ (5,164,414)
Judgment creditor obligations     (1,964,014)           --              --              --        (1,964,014)
Loans in default                        --        (1,980,238)     (2,352,747)           --        (4,332,985)
Other notes payable                     --              --        (1,660,795)     (1,350,000)     (3,010,795)
                                ------------------------------------------------------------------------
Total net current liabilities   $ (2,834,530)   $ (5,965,960)   $ (4,321,718)   $ (1,350,000)   $(14,472,208)
                                ========================================================================

Reductions in net current liabilities of discontinued operations represented the extinguishment of debt obligations through conversion of common stock and disposition of stock of companies that are no longer part of the Company's operating structure. $3,856,238 associated with debt forgiveness and disposition of subsidiary companies was credited to Paid-in-Capital in the accompanying financial statements. For the quarter ended March 31, 2000, the Company realized a net gain on settlement of accounts of $145,258 attributable to a note payable. The debt forgiveness, disposition of subsidiary companies and gain on settlement of account were with entities controlled by the Company's Chairman and Chief Executive Officer.

There were no operating losses from discontinued operations for the quarter ended March 31, 2000. Net losses from discontinued operations reported for the quarter ended March 31, 1999 are detailed as follows:




QUARTER ENDED MARCH 31, 1999      Prior        Nursing        Management       Total
----------------------------   Ancillaries    Operations       Services      Accounts
                               -----------    -----------    -----------    -----------
Revenues                       $ 1,240,111    $ 4,571,161    $   144,600    $ 5,955,872
Operating expenses              (2,207,519)    (4,201,340)      (206,356)    (6,615,215)
Property and capital related      (139,892)      (383,702)          --         (523,594)
Other-net                         (127,493)      (282,885)          --         (410,378)
                               ---------------------------------------------------------
Net (Loss)                     $(1,234,793)   $  (296,766)   $   (61,756)   $(1,593,315)
                               ========================================================


NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 2000.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,554,352 including $160,795 reflected in Net Current Liabilities of Discontinued Operations at March 31, 2000. Ronald E. Lusk, Chairman, Chief Executive Officer and President of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2,000,000, bears interest at approximately 10%, is due on demand and is secured by stock and assets of subsidiary companies. This note obligation includes accrued interest of $107,064 at March 31, 2000. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at March 31, 2000.

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

    In August 1999, the Company issued 3,200,000 shares of common stock in connection with converting a note obligation of Trinity Rehab, Inc., a wholly owned subsidiary of the Company, to equity. The outstanding amount of this note obligation upon conversion totaled approximately $800,000. Mr. Lusk held a one-third interest in this note obligation and was the beneficiary of 1,066,667 shares of common stock issued in connection with this transaction.

    In December 1999, the Company consummated a transaction pursuant to which it acquired all of the issued and outstanding capital stock of HIT. The purchase price of the HIT capital stock was the issuance of 6,513,158 shares of the Company's common stock. Immediately prior to the transaction, Mr. Lusk, Chairman and Chief Executive Officer of the Company, owned ninety-five percent (95%) of the HIT capital stock and served as sole director and president of HIT. Other than the foregoing, there are no material relationships between HIT and the Company.

    In April 2000, the Company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000 ("Line"). A. Kirk Still, an Executive Officer of the Company, has an ownership interest in Level 3 Management. Proceeds of the Line will be used for working capital purposes. The Line bears interest of 1% over the prime commercial lending rate. The agreement also provides for the issuance of warrants for 1,315,789 shares of the Company's common stock. Twenty-five percent of the warrants are exercisable if loans under the Line equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as the borrowings increase under the Line.

NOTE 7:  SIGNIFICANT TRANSACTIONS

In March 2000, the Company sold the stock of certain subsidiary companies that were discontinued in 1999 and prior years and recognized debt forgiveness associated with operations discontinued in 1999 in the amount of $3,856,238. The Company also realized a gain on settlement of an account related to previously discontinued operations for $145,258 in the quarter ended March 31, 2000. All of these transactions were with entities controlled by the Company's Chairman, and Chief Executive Officer. The $3,856,238 was credited to Paid-in-Capital in the accompanying financial statements.

NOTE 8: SUBSEQUENT EVENTS

In April 2000, the Company converted $118,750 of accrued compensation of executive officers for the quarter ended March 31, 2000, into 540,339 shares of the Company's common stock.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Business and Business Strategy

In December 1999, the Company announced the strategic repositioning of the Company through which it completed an exit from under performing health care services business and anticipates emerging as a provider of business solutions. This new business is designed to reposition the Company as a technology company.

The company has embarked on its new initiative to deliver knowledge-based media and communications in a fully interactive environment utilizing broadband and wireless communications technologies. To execute its strategies, the Company is operating on a model that manages the convergence of data, media and communications technologies to provide next level business-to-business solutions.

The Company's triumvirate organizational structure facilitates the operation on three complimentary divisions known as the Knowledge Group, the Media Group, and the Communication Group. The Companies in each group deliver highly specialized products and services to targeted business and consumer profiles while offering development and support capability to the other divisions.

The Knowledge Group provides web-centric software solutions in an Applications Service Provider (ASP) environment. This model facilitates the transformation of data into knowledge-based systems that permit real time analysis and decision-making. In December of 1999, HIT became the first wholly owned subsidiary in the Knowledge Group and has developed a modular technology platform that provides software solutions for the healthcare industry. HIT expects to release MEDeTRACK, the first in a suite of modular applications, in the second quarter of 2000. This web-enabled application automates the ordering, tracking and billing of medical supplies using patient-specific information for healthcare providers and players.

The Media Group develops and distributes interactive content and programming designed to exploit the convergence of radio, television and telephone with internet communications technologies. In March of 2000, the Company announced the formation of Converged Media, Inc. to deliver content rich programming for radio, interactive television and internet simulcast. In addition to its value as an entertainment medium, this format provides advertisers with an efficient method to reach targeted audiences.

The Communications Group is focused on the development and management of broadband and wireless communications software applications and technologies. Its current purpose is to provide technical support for the distribution and operation of products and services provided by the Knowledge and Media Groups. The Company plans to announce significant developments in the second and third quarter of 2000 regarding acquisitions and formation of strategic business alliances and partnerships.

These three divisions operate on a business model, which manages the functions of data, media and communications through three distinct levels of development. The Company's mission is to fully develop all of its products through these three levels to deliver knowledge-based applications via interactive media communications technologies.

Consistent with this new strategic direction, the Company will concentrate its efforts on rapidly growing its technology initiatives to establish the Company as a viable player in the development and marketing of software and internet-based technologies and solutions for business and consumer applications.

Results of Operations

The Company's consolidated financial statements reflect a loss from continuing operations of $1,159,470 for the quarter ended March 31, 2000, compared with a net loss from continuing operations of $796,135 for the prior year quarter ended March 31, 1999.

The losses for both periods represent general and administrative expenses reported by the Company and are exclusively related to corporate expenses and related corporate overhead. Significant components of general and administrative expenses for the quarter ended March 31, 2000 include accrued executive compensation of $178,750, a non-cash charge for executive compensation related to a stock grant for an executive officer of the company of $651,200, professional fees of $142,825, salaries and wages of $80,000 and other expenses of $66,757. Other income for the quarter ended March 31, 2000 totaled $42,589, the majority of which represented collections of previously written off accounts receivable of discontinued operations. For the quarter ended March 31, 1999, major components included accrued executive compensation of $262,500, professional fees of $380,599 and other corporate overhead of $120,059. The lower expense levels in 2000 are generally attributed to fewer people, reduced legal fees and reductions in spending levels.

Depreciation and amortization for the quarter ended March 31, 2000 totaled $29,068 with $20,000 representing amortization of intangibles that were acquired in 1999 while charges for the prior year quarter were minimal.

Interest expense from continuing operations for the quarter ended March 31, 2000 was $53,459 compared to $32,977 for the quarter ended March 31, 1999. The increase was principally comprised of interest expense associated with the settlement of a note of a previously discontinued operation.

In the quarter ended March 31, 2000, the Company incurred extinguishment of debt related to discontinued operations and disposed of the stock of certain subsidiaries related to previously discontinued operations. The transactions resulted in a net gain of $3,856,238 and was credited to Paid-in-Capital in the accompanying financial statements. In the quarter ended March 31, 2000, the Company also realized a gain on settlement of an account related to discontinued operations in the amount of $145,258. The transactions were with entities controlled by the Company's Chairman and Chief Executive Officer. For the quarter ended March 31, 1999, the Company incurred losses from operations of discontinued operations of $1,593,315. The 1999 amount represents actual losses incurred from operations of the discontinued business segments.

Liquidity and Capital Resources

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the three months ended March 31, 2000, the Company reported a net loss of $1,159,470 from continuing operations. Recent operating losses reported by the Company through March 31, 2000 have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

At March 31, 2000, the Company reports a working capital deficit of $11,947,877 compared with a working capital deficit of $16,835,394 at December 31, 1999. The working capital deficit position results largely from the recording of net liabilities and related reserves associated with the discontinuance of the healthcare service business segments in December 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

Notes payable at March 31, 2000, totaled $1,393,557 representing principally working capital financing.

Accounts payable at March 31, 2000, totaled $366,219 compared to $392,177 at December 31, 1999.

Accrued expenses and other current liabilities at March 31, 2000 totaled $246,094 compared with $685,694 at December 31, 1999. The December 31, 1999 balance includes $475,000 of accrued compensation to executive officers that was converted into common stock in March 2000. Net current liabilities of discontinued operations at March 31, 2000 were $9,951,230 compared to $14,472,208 at December 31, 2000. The decrease was principally attributed to conversion of certain notes into common stock of the Company, extinguishment of certain other obligations and the disposition of previously discontinued operations.

Item 3:  Quanitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments. Neither does the Company purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk.

Part II. Other Information

Item 1:  Legal Proceedings

Nothing to report.

Item 2:  Changes In Securities and Use of Proceeds

During the quarter ended March 31, 2000, the Company converted approximately $895,292 of long-term debt into 2,212,281 shares of the Company's common stock.

During the quarter ended March 31, 2000, the Company issued 3,172,126 shares of its common stock to its Chairman and Chief Executive Officer and former President in lieu of accrued compensation at December 31, 1999 of $475,000. During the quarter ended March 31, 2000, the Company issued 7,400,000 shares of its common stock in connection with the appointment of a new Executive Vice President of the Company who will also serve as President of Healthcare Information Technologies, Inc., a wholly-owned subsidiary.

In April 2000, the Company converted $118,750 of accrued compensation of executive officers for the quarter ended March 31, 2000 into 540,339 shares of the Company's common stock.

Item 3:  Defaults Upon Senior Securities

At March 31, 2000 and to date, the Company is in payment default on senior debt obligations in the principal amount totaling approximately $2,600,000. The interest payment arrearage through March 31, 2000 for senior securities approximates $20,000.

Item 4:  Submission Of Matters To A Vote Of Security Holders

Nothing to report.

Item 5:  Other Information

Nothing to report.

Item 6:  Exhibits And Reports On Form 8-K

(a)   Exhibits
      10    Additional Exhibits
      10.1  Employment Agreement of A. Kirk Still
      10.2  Employment Agreement of Robert J. Starzyk

(b) The Company filed the following report on Form 8-K during the first quarter of 2000:

      DATE              ITEMS REPORTED

      3/10/00           Disposition of Southland Medical Supply, Inc.
                        Disposition of OHI Corporation
                        Acquisition of Healthcare Information Technologies, Inc. Disposition of Trinity Rehab, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX HEALTHCARE CORPORATION

May 11, 2000

                                    By: /S/ RONALD E. LUSK
                                        ---------------------------------------
                                        Ronald E. Lusk
                                        Chairman of the Board, President and
                                        Chief Executive Officer