Form 10QSB
period 2000-06-30
PHOENIX HEATHCARE CORP
filed 2000-08-14
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q SB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20354

Phoenix Healthcare Corporation
(Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	23-2596710 (I.R.S. Employer Identification No.)

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

__X__  YES     ____  NO

          As of August 5, 2000, there were 51,778,748 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

          Transitional Small Business Disclosure Format     ____  YES      __X__  NO

PHOENIX HEALTHCARE CORPORATION
FORM 10-Q SB
TABLE OF CONTENTS

Signatures

Part I. Financial Information

Item 1: Financial Statements

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

	(UNAUDITED) June 30, 2000 ______________	December 31, 1999 ____________
ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................................	$ 24,875	$ 15,802
Deposits and other............................................................	31,644 __________	8,904 __________
Total current assets.........................................................	56,519	24,706

PROPERTY AND EQUIPMENT, net.......................................	93,691	92,102
OTHER ASSETS
Intangible assets, net.........................................................	898,427 __________	400,000 __________
TOTAL ASSETS...............................................................	$ 1,048,637	$ 516,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable.................................................................	$ 2,272,622	$ 1,310,021
Accounts payable.............................................................	315,675	392,177
Accrued expenses and other current liabilities............................	348,886	685,694
Net current liabilities of discontinued operations.........................	9,259,003 __________	14,472,208 __________
Total current liabilities.......................................................	12,196,186	16,860,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock, $.001 par value, 5,000,000 shares authorized:
    Series A, 533,333 shares issued and outstanding.......................
    Series B, 100,000 shares issued and outstanding.......................

	533 100	533 100
Common Stock, $.001 par value, 250,000,000 shares authorized: 50,828,151 and 36,253,495 issued and outstanding in 2000 and 1999, respectively...........................................................	50,828	36,253
Additional Paid-In Capital...................................................	44,664,792	38,097,836
Accumulated Deficit..........................................................	(55,863,802) __________	(54,478,014) __________
	(11,147,549) __________	(16,343,292) __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).........................................................	$ 1,048,637	$ 516,808

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Operating Expenses
General and administrative...................	$ 685,700 _________	$ 332,693 _________	$1,805,232 _________	$1,095,851 _________

Loss from continuing operations before other income (expense)........................	(685,700) _________	(332,693) _________	(1,805,232) _________	(1,095,851) _________

Other income (expense)
Other income (expense).......................	30,309	0	72,898	0
Interest expense.................................	(90,349)	(18,645)	(143,808)	(51,622)
Depreciation and amortization...............	(29,344) _________	(12,924) _________	(58,412) _________	(12,924) _________
	(89,384) _________	(31,569) _________	(129,322) _________	(64,546) _________
Loss from continuing operations
Before discontinued operations..............	(775,084) _________	(364,262) _________	(1,934,554) _________	(1,160,397) _________
Discontinued Operations
Net gain (loss) on settlement of discontinued accounts.......................	403,508	0	548,766	0
Net loss from operations......................	0 _________	(792,689) _________	0 _________	(2,386,004) _________
Gain (loss) from discontinued operations...	403,508 _________	(792,689) _________	548,766 _________	(2,386,004) _________
Net Loss...........................................	$(371,576)	$(1,156,951)	$(1,385,788)	$(3,546,401)

Basic and Diluted Loss per Share
Continuing Operations	$ (.02)	$ (.01)	$ (.05)	$ (.05)
Discontinued Operations	.01	(.03)	.01	(.11)
Loss per Common Share	$ (.01)	$ (.11)	$ (.04)	$ (.16)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(UNAUDITED)

	Six Months Ended
	June 30, 2000 ______________	June 30, 1999 ____________
OPERATING ACTIVITIES

Net loss.........................................................................	$ (1,385,788)	$ (3,546,401)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization............................................	58,412	411,939
Provision for doubtful accounts receivable..............................	-	390,212
Common stock issued for services rendered..............................	685,475	330,000
Changes in
Accounts receivable........................................................	-	459,682
Inventory.....................................................................	-	576,872
Prepaid expenses and other................................................	(22,740)	(419,485)
Accounts payable and accrued expenses.................................	173,086	876,816
Net current liabilities of discontinued operations.......................	(206,460) __________	- __________
Net cash provided (utilized) by operating activities....................	(698,015) __________	(920,365) __________

INVESTING ACTIVITIES
Purchase of property and equipment.......................................	(20,001)	(23,283)
Changes in other assets......................................................	(69,676)	-
Increase in restricted costs...................................................	- __________	314 __________
Net cash utilized by investing activities....................................	(89,677) __________	(22,969) __________

FINANCING ACTIVITIES
Short-term borrowings, net..................................................	796,765	1,538,543
Payments of long-term debt and notes payable, net......................	- __________	(9,319) __________
Net cash provided (utilized) by financing activities.....................	796,765	1,529,224
Cash obtained from business acquisition..................................	- __________	270,000 __________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................	9,073	855,890
Cash and cash equivalents, beginning of period..........................	15,802 __________	279,364 __________
Cash and cash equivalents, end of period..................................	$ 24,875	$ 1,135,254

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During interim periods, Phoenix Healthcare Corporation (the "Company") follows the accounting policies set forth in its Annual Report on Form 10-K SB filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

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

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:
Business

The Company is a Delaware Corporation organized in June 1988. The Company has historically been engaged in providing healthcare management and ancillary services to the long-term care industry. In December 1999, the Company announced the strategic repositioning of the Company through which it completed an exit from the under performing healthcare services business and anticipates emerging as a provider of business solutions.

This new business is designed to reposition the Company as a technology company. The Company has embarked on its new initiative to deliver knowledge-based media and communications in a fully interactive environment utilizing broadband and wireless communications technologies. To execute its strategies, the Company is operating on a mode that manages the convergence of data, media and communications technologies to provide next level business-to-business solutions.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned or majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
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

Intangible Assets

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. Intangible assets reported by the Company currently include capitalized license rights representing the costs of acquiring software and related intellectual property rights as well as the rights, titles, properties and intellectual property associated with the Company's 80% owned subsidiary Converged Media, Inc. ("Converged Media"). Such costs are being amortized over future periods during which the Company anticipates deriving income from the related assets. The period over which such costs are being amortized generally does not exceed fifteen years.

Income Taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and net operating loss carry forwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

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

NOTE 2: GOING CONCERN

For the six months ended June 30, 2000, the Company reported a net loss from continuing operations of $1,934,554.

For the year ended December 31, 1999, the Company reported a net loss of $10,894,212. This is largely attributable to recent net operating losses and the resultant losses on disposal associated with now discontinued operations totaling $9,274,247. Recent operating losses reported by the Company through June 30, 2000, coupled with the burden of prior period corporate obligations have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations. At June 30, 2000, the Company reports a working capital deficit of $12,139,667 compared with a working capital deficit of $16,835,394 at December 31, 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

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

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended June 30, 2000, the Company acquired all of the rights, titles, properties, business models and intellectual property associated with Converged Media, an 80% owned subsidiary, in exchange for 750,000 shares of common stock, par value $.001, of the Company ("Common Stock"). At the effective date of the transaction, the price of the Common Stock was $.625 per share resulting in an acquisition price of $468,750.

During the quarter ended June 30, 2000, the Company settled litigation with G&L Realty Partnership, L.P. in connection with disputes arising out of certain healthcare operations. Terms of the settlement remain confidential. Among other things, the settlement requires the Company to pay $1,136,950 including interest and issue 250,000 shares of the Common Stock. Confidential terms of the agreement also provide for contingencies upon default of payment. The settlement resulted in an additional charge to Discontinued Operations - net gain (loss) on settlement of discontinued accounts of $243,401. Payment terms are $25,000 on July 1, 2000 and $1,111,950 on September 1, 2000. Correspondingly, net current liabilities of discontinued operations in the June 30, 2000 balance sheet were increased by $161,376.

NOTE 4: DISCONTINUED OPERATIONS

During 1999, the Company discontinued all remaining business operations associated with providing healthcare management and ancillary services.

Net current accounts of discontinued operations at June 30, 2000 and December 31, 1999 are detailed as follows:
JUNE 30, 2000	Prior Ancillaries	Nursing Operations	Trinity Rehab	Southland Medical	Total Accounts

Accounts payable and accrued expenses	$ -	$(1,161,376)	$ (221,179)	$ -	$(1,382,555)
Judgment creditor obligations	(1,414,110)	(1,980,238)	-	-	(3,394,348)
Loans in default	-	-	(2,279,009)	-	(2,279,009)
Other notes payable	- _________	- _________	(853,091) _________	(1,350,000) _________	(2,203,091) _________
Total net current liabilities	$(1,414,110)	$(3,141,614)	$(3,353,279)	$(1,350,000)	$(9,259,003)
DECEMBER 31, 1999	Prior Ancillaries	Nursing Operations	Trinity Rehab	Southland Medical	Total Accounts

Accounts payable and accrued expenses	$ (870,516)	$(3,985,722)	$ (308,176)	$ -	$ (5,164,414)
Judgment creditor obligations	(1,964,014)	-	-	-	(1,964,014)
Loans in default	-	(1,980,238)	(2,352,747)	-	(4,332,985)
Other notes payable	- __________	- __________	(1,660,795) __________	(1,350,000) __________	(3,010,795) __________
Total net current liabilities	$(2,834,530)	$(5,965,960)	$(4,321,718)	$(1,350,000)	$(14,472,208)

Reductions in net current liabilities of discontinued operations represented the reduction of debt obligations through collection of a major receivable balance that was paid directly to the noteholder in the amount of $646,909, conversion of common stock and disposition of stock of companies that are no longer part of the Company's operating structure offset by an increase in a note obligation attributed to settlement of litigation in the amount of $161,376. $3,856,238 associated with debt foregiveness and disposition of subsidiary companies was credited to Paid-in Capital in the accompanying financial statements. For the quarter ended June 30, 2000, the Company realized a net gain on settlement of accounts of $403,508 attributable to the collection of the major receivable balance described above offset by an additional charge of $243,401 in connection with litigation settlement described in Note 3. The six months ended June 30, 2000 includes a net gain on settlement of accounts of $145,258 attributable to a note payable. The debt foregiveness, disposition of subsidiary companies and the $145,258 gain on settlement of account were with entities controlled by the Company's Chairman, Chief Executive Officer and President .

There were no operating losses from discontinued operations for the quarter or six months ended June 30, 2000. Net losses from discontinued operations reported for the quarter ended June 30, 1999 and for the six months then ended are detailed as follows:

QUARTER ENDED JUNE 30, 1999	Prior Ancillaries	Nursing Operations	Management Services	Total Accounts

Revenues	$4,823,227	$4,673,543	$ 153,100	$9,649,870
Operating expenses	(4,975,857)	(4,259,260)	(155,369)	(9,390,486)
Property and capital related	(407,260)	(241,714)	-	(648,974)
Interest expense	(235,954)	(78,750)		(314,704)
Other expense	(88,395) __________	- _________	- __________	(88,395) __________
Net (Loss)	$ (884,239)	$ 93,819	$ (2,269)	$ (792,689)

SIX MONTHS ENDED JUNE 30, 1999	Prior Ancillaries	Nursing Operations	Management Services	Total Accounts

Revenues	$6,063,338	$9,244,704	$ 297,700	$15,605,742
Operating expenses	(7,183,376)	(8,460,600)	(361,725)	(16,005,701)
Property and capital related	(547,152)	(625,416)	-	(1,172,568)
Interest expense	(363,447)	(361,635)	-	(725,082)
Other expense	(88,395) __________	__________	__________	(88,395) __________
Net (Loss)	$(2,119,032)	$ (202,947)	$ (64,025)	$(2,386,004)

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at June 30, 2000.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,604,885 including $160,795 associated with liabilities of discontinued operations at June 30, 2000. Ronald E. Lusk, Chairman, Chief Executive Officer and President of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2,000,000, bears interest at approximately 10.5%, is due on demand and is secured by stock and assets of subsidiary companies. This note obligation includes accrued interest of $98,905 through December 31, 1999. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at June 30, 2000.

At June 30, 2000, the Company is obligated to the Chairman, Chief Executive Officer and President as well as two stockholders in the amount of $67,355 related to a payment made on an obligation of a discontinued business segment. The amount is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet and will be repaid through issuance of Common Stock.

NOTE 7: SIGNIFICANT TRANSACTIONS

As part of the Company's ongoing goal of attracting and retaining key personnel, rewarding past and future contributions and encouraging ownership of the Common Stock by employees, the Board of Directors authorized and approved the Company's 2000 Nonqualified Stock Option Plan (the "Plan"). Concurrently, the Company granted stock options to employees for 2,160,000 shares of Common Stock at the price of $.2125 per share. The options vest and become exercisable at various dates. The Company intends to file a registration statement on Form S-8 with regard to the Plan.

In April 2000, the Company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000 ("Line"). A stockholder of the Company is an owner of Level 3 Management. At June 30, 2000, $662,696 is outstanding under the Line. Proceeds of the Line were used for working capital purposes and no additional amounts will be borrowed under the Line. The Line bears interest of 1% over the prime commercial lending rate. The agreement also provides for the issuance of warrants for 1,315,789 shares of the Common Stock at an exercise price of $.76 per share. Twenty-five percent of the warrants are exercisable if loans under the Line equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as the borrowings increase under the Line. As of June 30, 2000, 657,896 warrants are exercisable.

NOTE 8: SUBSEQUENT EVENTS

In July 2000, the Company converted $62,500 of accrued compensation of the Chairman, Chief Executive Officer and President for the quarter ended June 30, 2000, into 197,002 shares of the Common Stock.

In July 2000, the Company reached an agreement, subject to final documentation, to settle litigation relating to the purchase of Trinity Rehab, Inc., a previously discontinued healthcare business. Under the terms of the settlement, the Company will issue 1,600,000 shares of Common Stock at $.26 per share, pay $90,000 in cash over eighteen months beginning September 1, 2000, and make a one-time cash payment of $100,000 at such time as the Company completes a recapitalization. The total settlement of $606,000 resulted in a credit to Discontinued Operations - gain (loss) on settlement of accounts in the amount of $884,000 and will be recorded in the quarter in which the settlement is finalized, which the Company expects to be in the third quarter of 2000. Concurrently, net current liabilities of discontinued operations will be reduced by $1,300,000. The amount that will be credited to Common Stock and Additional Paid-In-Capital will be $1,600 and $414,400 respectively.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect significant assumptions, risks and subjective judgments by the Company's management concerning anticipated results. These assumptions and judgments may or may not prove to be correct. Moreover such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contemplated in such forward-looking statements. Forward-looking statements speak only as to the date hereof.

Business and Business Strategy

In December 1999, the Company announced the strategic repositioning of the Company through which it completed an exit from under performing healthcare services business and anticipates emerging as a provider of business solutions. This new business is designed to reposition the Company as a technology company.

The Company has embarked on its new initiative to deliver knowledge-based media and communications in a fully interactive environment utilizing broadband and wireless communications technologies. To execute its strategies, the Company is operating on a model that manages the convergence of data, media and communications technologies to provide next level business-to-business solutions.

The Company's triumvirate organizational structure facilitates the operation of three complimentary divisions known as the Knowledge Group, the Media Group, and the Communication Group. The Companies in each group deliver highly specialized products and services to targeted business and consumer profiles while offering development and support capability to the other divisions.

The Knowledge Group provides web-centric software solutions in an Applications Service Provider ("ASP") environment. This model facilitates the transformation of data into knowledge-based systems that permit real time analysis and decision-making. In December of 1999, Healthcare Information Technologies became the first wholly-owned subsidiary in the Knowledge Group and has developed a modular technology platform that provides software solutions for the healthcare industry. MEDeTRACK, the first in a suite of modular applications, is currently under development. This web-enabled application automates the ordering, tracking and billing of medical supplies using patient-specific information for healthcare providers and players.

The Media Group develops and distributes interactive content and programming designed to exploit the convergence of radio, television and telephone with Internet communications technologies. In March of 2000, the Company announced the formation of Converged Media, at www.convergedmediaonline.com, to deliver content rich programming for radio, interactive television and Internet simulcast. In addition to its value as an entertainment medium, this format provides advertisers with an efficient method to reach targeted audiences. The first of such programs, "On Your Side Radio", is expected to debut at www.onyoursideradio.com in the third quarter. In connection with the development and production of "On Your Side Radio," Converged Media has entered into agreements with Yahoo! Broadcast to stream the show to the Internet, Maxpop, Inc. for studio facilities and KRLD Radio in Dallas, Texas to air the show.

The Communications Group is focused on the development and management of broadband and wireless communications software applications and technologies. Its current purpose is to provide technical support for the distribution and operation of products and services provided by the Knowledge and Media Groups.

Phoenix is pioneering the convergence of radio, telephone, television and the Internet through the use of highly specialized products and services with targeted business and consumer profiles.

Consistent with this new strategic direction, the Company will concentrate its efforts on rapidly growing its technology initiatives to establish the Company as a viable player in the development and marketing of software and Internet-based technologies and solutions for business and consumer applications.

Results of Operations

The Company's consolidated financial statements reflect a loss from continuing operations of $775,004 for the quarter ended June 30, 2000, compared with a net loss from continuing operations of $364,262 for the prior year quarter ended June 30, 1999.

The losses for both periods include general and administrative expenses reported by the Company and are principally related to corporate expenses and related corporate overhead. In April 2000, Converged Media began operations and incurred operating expenses associated with personnel, initiation of program development, as well as incurrence of promotional expenses and professional fees. Significant components of general and administrative expenses for the quarter ended June 30, 2000 include compensation of $180,000, a non-cash charge for executive compensation related to a stock grant for an executive officer of the company of $34,275, professional fees of approximately $257,000 and other expenses of $105,325. For the quarter and six months ended June 30, 2000, expenses of Converged Media included salaries and related costs of approximately $81,500, professional fees of approximately $10,000, initial production costs of $5,200 and advertising, marketing and other promotional expenses of approximately $12,400.

Other income for the quarter ended June 30, 2000 totaled $30,309, the majority of which represented collections of previously written off accounts receivable of discontinued operations.

For the quarter ended June 30, 1999, general and administrative expenses included professional fees of $223,000 principally for legal fees associated with corporate litigation and settling various corporate obligations and other corporate overhead of $109,693. The higher expense levels in the second quarter of 2000 are generally attributed to costs incurred by Converged Media as described above as well as certain prior year general and administrative expenses being absorbed by then operating business segments.

Depreciation and amortization for the quarter ended June 30, 2000 totaled $29,344 with $20,000 representing amortization of intangibles that were acquired in 1999 compared to $12,924 for the same period in 1999.

Interest expense for the quarter ended June 30, 2000 was $90,349 compared to $18,645 for the quarter ended June 30, 1999. The increase was principally comprised of interest expense attributable to interest on a note associated with a discontinued operation as well as increased borrowings.

In the quarter ended June 30, 2000, the Company incurred a gain on settlement of an account of discontinued operations of $646,909 due to collection of a major customer receivable that was paid directly to the noteholder. The gain was offset by a charge of $243,401 due to the settlement of litigation as described in Note 3. For the quarter ended June 30, 1999, the Company incurred losses from operations of discontinued operations of $792,689. The 1999 amount represents actual losses incurred from operations of the discontinued business segments.

For the six months ended June 30, 2000, the Company incurred a loss from continuing operations of $1,934,554 compared to a loss of $1,160,397 for the same period the prior year. The losses for both periods include general and administrative expenses reported by the Company and are principally related to corporate expenses and professional fees. The expenses for the six months ended June 30, 2000 include non cash charges of $685,475 related to stock grants to officers of the Company, compensation of approximately $438,750, professional fees of approximately $399,825 and other expenses of approximately $172,082. The six months results also reflect expenses of Converged Media described above of approximately $109,100. Significant components of general and administrative expenses for the six months ended June 30, 1999 include salaries of $262,500, professional fees of approximately $604,000 and other corporate overhead approximating $229,351. Other income for the six months ended June 30, 2000 was $72,898. Other income represents principally collections of previously written off account receivables associated with discontinued operations. Depreciation and amortization expense for the six months ended June 30, 2000 was $58,412 compared to $12,924 for the same period in 1999. The increase is principally due to amortization of licensing rights of $40,000 in the current year.

Interest expense for the six months ended June 30, 2000 and 1999 was $143,808 and $51,622 respectively. The increase is principally attributable to interest on notes associated with previously discontinued operations as well as increased borrowings.

Liquidity and Capital Resources

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the six months ended June 30, 2000, the Company reported a net loss of $1,934,554 from continuing operations. Recent operating losses reported by the Company through June 30, 2000 as well as prior year operating losses and the resultant loss on disposal associated with discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

At June 30, 2000, the Company reports a working capital deficit of $12,139,667 compared with a working capital deficit of $16,835,394 at December 31, 1999. The working capital deficit position results largely from the recording of net liabilities and related reserves associated with the discontinuance of the healthcare service business segments in December 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

Notes payable at June 30, 2000, totaled $2,272,622 representing principally working capital financing compared to $1,310,021 at December 31, 1999.

Accounts payable at June 30, 2000, totaled $315,675 compared to $392,177 at December 31, 1999.

Accrued expenses and other current liabilities at June 30, 2000 totaled $348,886 compared with $685,694 at December 31, 1999. The December 31, 1999 balance includes $475,000 of accrued compensation to executive officers that was converted into Common Stock in March 2000. Net current liabilities of discontinued operations at June 30, 2000 were $9,259,003 compared to $14,472,208 at December 31, 2000. The decrease was principally attributed to conversion of certain notes into Common Stock, extinguishment of certain other obligations, the disposition of previously discontinued operations, settlement of certain litigation and payment by a major customer directly to a noteholder.

Item 3: Quantitative and Qualitative Information About Market Risk

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

Part II. Other Information

Item 1: Legal Proceedings

During the quarter ended June 30, 2000, the Company settled litigation with G&L Realty Partnership, L.P. in connection with disputes arising out of certain healthcare operations. Terms of the settlement remain confidential. Among other things, the settlement requires the Company to pay $1,136,950 including interest and issue 250,000 shares of the Common Stock. Confidential terms of the agreement also provide for contingencies upon default of payment. The settlement resulted in an additional charge to Discontinued Operations - net gain (loss) on settlement of discontinued accounts of $243,401. Payment terms are $25,000 on July 1, 2000 and $1,111,950 on September 1, 2000. Correspondingly, net current liabilities of discontinued operations in the June 30, 2000 balance sheet were increased by $161,376.

Item 2: Changes In Securities and Use of Proceeds

In April 2000, the Company converted $118,750 of accrued compensation of executive officers for the quarter ended March 31, 2000 into 540,339 shares of the Common Stock.

In April 2000, the Company issued 250,000 shares of Common Stock to an executive officer in connection with entering into an employment agreement.

In May 2000, the Company issued 250,000 shares of Common Stock in connection with settlement of the litigation described in Note 3.

In June 2000, the Company issued 750,000 shares of Common Stock associated with acquiring rights, titles, properties and intellectual property related to Converged Media.

The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were either sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a pre-existing business or personal relationship with the Company and to have been purchasing for investment without a view to further distribution, or because the securities were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act.

Item 3: Defaults Upon Senior Securities

At June 30, 2000 and to date, the Company is in payment default on senior debt obligations in the principal amount totaling approximately $2,600,000. The interest payment arrearage through June 30, 2000 approximates $30,000.

Item 4: Submission Of Matters To A Vote Of Security Holders

On June 9, 2000, the Company held its annual meeting of Stockholders at which the Stockholders voted to:
1.	Elect three Directors to the Board of Directors;
2.	Increase the number of shares of Common Stock from 50,000,000 to 250,000,000;
3.	Change the Company's name; and
4.	Ratify the appointment of Weaver & Tidwell, LLP as independent auditors.

Item 5: Other Information

Subsequent to the annual meeting, the Company initiated a process to change the name of the Company to The Phoenix Group Corporation. On July 28, 2000, the Board of Directors approved the proposed name change. The Company will obtain written consent of its stockholders and, after complying with SEC and Delaware rules, the Company will file its amended and restated Certificate of Incorporation with the Secretary of State of Delaware to effect the name change.

Effective June 1, 2000, Gary G. Castleberry was hired by the Company as its Chief Operating Officer. For the past twenty years, Mr. Castleberry has filled various management positions with EDS and Perot Systems.

In April 2000, Converged Media, the Company's 80% owned subsidiary, began operations. During the quarter ended June 30, 2000, the Company acquired the rights, titles, business models, intellectual property, and all other related rights associated with Converged Media for 750,000 shares of the Common Stock. During the quarter, Converged began hiring personnel, developing content for programs and entering into agreements associated with airing the first show "On Your Side Radio." Among others, Converged Media entered into agreements with Yahoo! Broadcast for streaming shows over the Internet, and Maxpop, Inc. for providing studio facilities. Converged Media plans to begin airing "On Your Side Radio" on August 10, 2000.

In June 2000, the Company adopted a new stock option plan to continue its goal of hiring and retaining quality personnel, rewarding past and future contributions and encouraging stock ownership in the Company. Upon adoption of the new stock option plan, options for 2,160,000 shares were granted to various employees of the Company and Converged Media.

As of June 23, 2000, A. Kirk Still, the former President and a former Executive Vice-President of the Company, is no longer employed by the Company.

Item 6: Exhibits And Reports On Form 8-K

(a)       Exhibits
2.1

Stock Purchase Agreement dated as of December 15, 1999 by and among Phoenix Healthcare Corporation, Ronald E. Lusk and Carekeeper Software, Inc. (Previously filed on March 10, 2000 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

2.2

Stock Purchase Agreement dated as of February 15, 1999 by and between Iatros Health Network, Inc. and Martha Louise Ashworth (Previously filed on March 18, 1999 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of Iatros Healthcare Network, Inc. (Previously filed on May 17, 1999 as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated herein by reference)

*3.2	Amendment to the Amended and Restated Certificate of Incorporation of Phoenix Healthcare Corporation
3.3	Bylaws of Phoenix Healthcare Corporation (Previously filed on May 17, 1999 as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q and incorporated herein by reference)
*4.1	Specimen Certificate for shares of Common Stock, par value $0.001, of Phoenix Healthcare Corporation
*10.1	Agreement with Yahoo! Broadcast
*10.2	Employment Agreement of Marty Griffin
*10.3	Stock Subscription Agreement for Marty Griffin
*10.4	Employment Agreement of Timothy P. Matthews
*10.5	Employment Agreement of Thomas J. Palmer
*10.6	Converged Media Stockholders Agreement dated as of April 1, 2000
*10.7	The Phoenix Healthcare Corporation 2000 Stock Option Plan
10.8	Employment Agreement of Robert J. Starzyk (Previously filed on May 12, 2000 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10QSB and incorporated herein by reference)
10.9	Phoenix Healthcare Corporation 1999 Stock Option Plan (Previously filed on May 4, 1999 as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
10.10	Phoenix Healthcare Corporation Employee Stock Purchase Plan (Previously filed on May 4, 1999 as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
10.11	Phoenix Healthcare Corporation 1999 Share Award Plan (Previously filed on May 4, 1999 as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
10.12

Employment Agreement and Change of Control Agreement between Phoenix Healthcare Corporation and Ronald E. Lusk (Previously filed on May 4, 1999 as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)

10.13	Iatros Health Network, Inc. 1999 Stock Option Plan (Previously filed on April 1, 1999 as Exhibit A to Registrant's Proxy Statement and incorporated herein by reference)
10.14	Iatros Health Network, Inc. Employee Stock Purchase Plan (Previously filed on April 1, 1999 as Exhibit B to Registrant's Proxy Statement and incorporated herein by reference)

27       Financial Data Schedule

*Filed herewith.

(a)       The Company filed the following reports on Form 8-K during the second quarter of 2000:

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX HEALTHCARE CORPORATION

August 11, 2000

By: /S/ ROBERT J. STARZYK Robert J. Starzyk Chief Financial Officer