Form 10QSB
period 2000-09-30
PHOENIX HEATHCARE CORP
filed 2000-11-14
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q SB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20354

The Phoenix Group Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	23-2596710 I.R.S. Employer Identification No.

4514 Travis Street, Suite 330, Dallas, Texas 75205
(Address of principal executive offices) (Zip Code)

214-599-9777
(Issuer's telephone number, including area code)

Formerly: Phoenix Healthcare Corporation
4514 Travis Street, Suite 330, Dallas, TX 75205

          Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    YES ____ NO

          As of November 13, 2000, there were 57,418,877 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

          Transitional Small Business Disclosure Format ____ YES    X    NO

THE PHOENIX GROUP CORPORATION
FORM 10-Q SB
TABLE OF CONTENTS

Part I. Financial Information
Item 1: Financial Statements

THE PHOENIX GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
	(UNAUDITED) September 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 9,593	$ 15,802
Prepaid expenses and other	87,316 __________	8,904 __________

Total current assets	96,909	24,706

PROPERTY AND EQUIPMENT, net	100,395	92,102
OTHER ASSETS Intangible assets, net	883,544 __________	400,000 __________

TOTAL ASSETS	$ 1,080,848 ___________	$ 516,808 ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable	$ 2,512,898	$ 1,310,021
Accounts payable	691,859	392,177
Accrued expenses and other current liabilities	298,026	685,694
Net current liabilities of discontinued operations	8,984,359 ___________	14,472,208 ___________

Total current liabilities	12,487,142	16,860,100

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 5,000,000 shares authorized:
Series A, 533,333 shares issued and outstanding	533	533
Series B, 100,000 shares issued and outstanding	100	100
Common Stock, $.001 par value, 250,000,000 shares authorized; 53,550,852 and 36,253,495 issued and outstanding in 2000 and 1999, respectively	53,551	36,253
Additional Paid-In Capital	45,119,141	38,097,836
Accumulated Deficit	(56,579,619) ___________	(54,478,014) ___________

	(11,406,294) ___________	(16,343,292) ___________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,080,848 ___________	$ 516,808 ___________

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$ 27,213	$ 0	$ 27,213	$ 0
Cost of Revenues	111,760	0	111,760	0
Gross Loss	(84,547)	0	(84,547)	0
Operating Expenses
Selling	39,028	0	48,659	0
General and Administrative	734,083	496,432	2,535,863	1,325,314
	773,111 _________	496,432 ________	2,584,522 _________	1,325,314 _________

Loss from continuing operations before other income (expense)	(857,658) _________	(496,432) ________	(2,669,069) _________	(1,325,314) _________
Other income (expense)
Other income (expense)	12,326	59,410	91,402	(28,985)
Interest expense	(71,140)	(41,877)	(214,948)	(93,499)
Depreciation and amortization	(30,944) _________	(6,462) ________	(89,356) _________	(19,386) _________

	(89,758) _________	11,071 ________	(212,901) _________	(141,870) _________

Loss from continuing operations Before discontinued operations	(947,416) _________	(485,361) ________	(2,881,970) _________	(1,467,184) _________
Discontinued Operations
Net gain (loss) on settlement of discontinued accounts	231,599	313,404	780,365	313,404
Net loss from operations	0 _________	(533,868) ________	0 _________	(3,098,446) _________

Gain (loss) from discontinued operations	231,599 _________	(220,464) ________	780,365 _________	(2,785,042) _________
Extraordinary Item
Net Gain on Extinguishment of Debt Obligation	0 _________	1,158,424 ________	0 _________	1,158,424 _________

Net Income (Loss)	$(715,817) _________	$ 452,599 ________	$(2,101,605) _________	$(3,093,802) _________
Basic and Diluted Loss per Share
Continuing Operations	$ (.02)	$ (.02)	$ (.05)	$ (.07)
Discontinued Operations	-	(.01)	.02	(.11)
Extraordinary Item	-	.04	-	.05
Loss per Common Share	$ (.02)	$ .01	$ (.03)	$ (.13)

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(UNAUDITED)

	Nine Months Ended
	September 30, 2000	September 30, 1999
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ (2,101,605)	$ (3,093,802)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	89,356	518,558
Common stock issued for services rendered	685,475
Net gain on extinguishments of debt obligations, disposition of property and interest	-	(1,471,828)
Income from discontinued operations	-	(180,277)
Changes in
Accounts receivable	-	(5,217,794)
Inventory	-	(2,647,884)
Prepaid expenses and other	(35,210)	(71,712)
Notes and loans payable	-	2,264,245
Accounts payable and accrued expenses	688,879	10,168,407
Net current liabilities of discontinued operations	(481,104) __________	- ___________

Net cash provided (utilized) by operating activities	(1,154,209) __________	267,913 ___________
INVESTING ACTIVITIES
Purchase of property and equipment	(37,648)	(250,000)
Changes in other assets	(74,793) __________	- ___________

Net cash utilized by investing activities	(112,441) __________	(250,000) ___________
FINANCING ACTIVITIES
Short-term borrowings, net	1,037,041	-
Payments of long-term debt and notes payable, net	-	(148,565)
Issuance of Stock	180,000
Exercise of Stock Options	43,400 __________	___________

Net cash provided (utilized) by financing activities	1,260,441 __________	(148,565) ___________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,209)	(130,652)
Cash and cash equivalents, beginning of period	15,802	279,364

Cash and cash equivalents, end of period	$ 9,593 __________	$ 148,712 ___________

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During interim periods, The Phoenix Group Corporation (the "Company") follows the accounting policies set forth in its Annual Report on Form 10-K SB filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

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

This new business is designed to reposition the Company as a technology company. The Company has embarked on its new initiative to deliver knowledge-based media and communications in a fully interactive environment utilizing broadband and wireless communications technologies. To execute its strategies, the Company is operating in a mode that manages the convergence of data, media and communications technologies to provide next level business-to-business solutions.

On August 10, 2000, Converged Media, Inc., ("Converged") the Company's 80% owned subsidiary, began operating activities with the debut of On Your Side Radio, a consumer advocacy radio show that is simulcast over the Internet in both audio and video. Prior to August 10th, the costs incurred by Converged were recorded as general and administrative and were essentially comprised of salaries related to and costs associated with developing On Your Side Radio.

Beginning in August, the costs directly attributable to airing On Your Side Radio are charged to Cost of Revenues in the accompanying Consolidated Statements of Operations.

In September 2000, the Company changed its name from Phoenix Healthcare Corporation to The Phoenix Group Corporation to more accurately reflect its operations and business model. Concurrently, the Company changed its ticker symbol to PXGP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned or majority-owned subsidiaries. All inter-company transactions and accounts have been eliminated.

Cash and Cash Equivalents

The Company maintains cash accounts, which at times could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

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

Intangible Assets

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. Intangible assets reported by the Company currently include capitalized license rights representing the costs of acquiring software and related intellectual property rights as well as the rights, titles, properties and intellectual property associated with the Company's 80% owned subsidiary Converged Media. Such costs are being amortized over future periods during which the Company anticipates deriving income from the related assets. The period over which such costs are being amortized generally does not exceed fifteen years.

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

Reclassifications

Certain reclassifications, particularly related to the presentation of discontinued operations, have been made to 1999 amounts to conform with the 2000 presentation. For the nine months ended September 30, 2000, certain expenses previously categorized as general and administrative were reclassified as selling expenses. The reclassifications were made to more accurately reflect the operating activities of Converged Media.

NOTE 2: GOING CONCERN

For the nine months ended September 30, 2000, the Company reported a net loss from continuing operations of $2,881,970.

For the year ended December 31, 1999, the Company reported a net loss of $10,894,212. This is largely attributable to recent net operating losses and the resultant losses on disposal associated with now discontinued operations totaling $9,274,247. Recent operating losses reported by the Company through September 30, 2000, coupled with the burden of prior period corporate obligations have exhausted the Company's capital resources and had a material adverse effect on short term liquidity and the Company's ability to satisfy its obligations. At September 30, 2000, the Company reports a working capital deficit of $12,390,233 compared with a working capital deficit of $16,835,394 at December 31, 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

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

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended September 30, 2000, the Company issued 1,234,179 shares of common stock, par value $.001, of the Company ("Common Stock") through private placements for cash of $180,000. As described in Note 6, 713,833 of such shares were placed with the Company's Chairman, Chief Executive Officer and President for $80,000.

In July 2000, the Company paid certain consulting fees through the issuance of 500,000 shares of Common Stock.

In September 2000, the Company retained the services of an investor relations firm. Under the terms of the agreement, the firm is being compensated in shares of Common Stock in the amount of $10,000 per month. The firm also received an additional 250,000 shares of Common Stock as part of the compensation arrangements.

NOTE 4: DISCONTINUED OPERATIONS

During 1999, the Company discontinued all remaining business operations associated with providing healthcare management and ancillary services.

Net current accounts of discontinued operations at September 30, 2000 and December 31, 1999 are detailed as follows:
SEPTEMBER 30, 2000	Prior Ancillaries	Nursing Operations	Trinity Rehab	Southland Medical	Total Accounts

Accounts payable and accrued expenses	$ -	$ (1,136,376)	$ (204,934)	$ -	$(1,341,310)
Judgment creditor obligations	(1,412,310)	(1,980,238)	-	-	(3,392,548)
Loans	-	-	(2,279,009)	-	(2,279,009)
Other notes payable	- __________	- __________	(853,091) __________	(1,118,401) __________	(1,971,492) __________

Total net current liabilities	$ (1,412,310) __________	$ (3,116,614) __________	$ (3,337,034) __________	$ (1,118,401) __________	$(8,984,359) __________

DECEMBER 31, 1999	Prior Ancillaries	Nursing Operations	Trinity Rehab	Southland Medical	Total Accounts

Accounts payable and accrued expenses	$ (870,516)	$(3,985,722)	$ (308,176)	$ -	$ (5,164,414)
Judgment creditor obligations	(1,964,014)	-	-	-	(1,964,014)
Loans	-	(1,980,238)	(2,352,747)	-	(4,332,985)
Other notes payable	- __________	- __________	(1,660,795) __________	(1,350,000) __________	(3,010,795) __________

Total net current liabilities	$(2,834,530) __________	$(5,965,960) __________	$ (4,321,718) __________	$ (1,350,000) __________	$(14,472,208) __________

Reductions in net current liabilities of discontinued operations represented the reduction of debt obligations through collection of a major receivable balance that was paid directly to the noteholder in the amount of $646,909, collections during the quarter ended September 30, 2000 of previously written off accounts receivable of $231,599, conversion of common stock and disposition of stock of companies that are no longer part of the Company's operating structure offset by an increase in a note obligation attributed to settlement of litigation in the amount of $161,376. $3,856,238 associated with debt foregiveness and disposition of subsidiary companies was credited to Paid-in Capital in the accompanying financial statements. The nine months ended September 30, 2000 also includes a net gain on settlement of accounts of $145,258 attributable to a note payable. The debt foregiveness, disposition of subsidiary companies and the $145,258 gain on settlement of account were with entities controlled by the Company's Chairman, Chief Executive Officer and President.

There were no operating losses from discontinued operations or gain on extinguishment of debt obligation associated with discontinued operations for the quarter or nine months ended September 30, 2000. Net losses from discontinued operations reported for the quarter ended September 30, 1999 and for the nine months then ended are detailed as follows:

In the prior year, the Company reported income from discontinued operations of $480,226 for the three months ended September 30, 1999 and $180,277 for the nine months then ended. The Company also reported a gain on the disposition of property interests and settlement of corporate obligations of $1,471,828 for the same periods. The amounts reported were exclusively from the divestiture of certain nursing home operations and related management services in August of 1999. In the fourth quarter of 1999, the Company also discontinued the operations of its ancillary operations as well as rehabilitative services and medical supply operations. Accordingly, the Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 have been restated to reflect the discontinuance of all healthcare operations as well as the reclassification of recognition of a gain on debt extinguishments to an extraordinary item.

The extraordinary gain on extinguishment of debt obligations in 1999 was principally attributable to forgiveness of a note obligation related to discontinued operations.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at September 30, 2000.

In July 2000, the Company reached an agreement, subject to final documentation, to settle litigation relating to the purchase of Trinity Rehab, Inc., a previously discontinued healthcare business. Under the terms of the settlement, the Company will issue 1,600,000 shares of Common Stock, pay $90,000 in cash over eighteen months and make a one-time cash payment of $100,000 at such time as the Company completes a recapitalization. The settlement resulted in a credit to Discontinued Operations - gain (loss) on settlement of accounts in the amount of $884,000 and will be recorded in the quarter in which the settlement is finalized, which the Company expects to be in the fourth quarter of 2000. Concurrently, net current liabilities of discontinued operations will be reduced by $1,300,000. The amount that will be credited to Common Stock and Additional Paid-In-Capital will be $1,600 and $414,400 respectively.

During the quarter ended September 30, 2000, the Company reached an agreement in principle to restructure payment terms under previously settled litigation thereby deferring payments of $1,111,950 that were due in September. No payments will be required to be made until May 1, 2001.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,619,150 including $160,795 associated with liabilities of discontinued operations at September 30, 2000. Ronald E. Lusk, Chairman, Chief Executive Officer and President of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2,000,000, bears interest at approximately 10.5%, is due on demand and is secured by stock and assets of subsidiary companies. To date, there have been no interest payments made to Match, Inc.

In September 2000, the Chairman, Chief Executive Officer and President purchased 713,833 shares of Common Stock in a private placement for $80,000. In August, the same individual exercised options to purchase 140,000 shares of Common Stock at a price of $.31 per share.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at September 30, 2000.

During the quarter ended September 30, 2000, the Company converted $83,833 of accrued compensation of Mr. Lusk into 271,089 shares of Common Stock.

At June 30, 2000, the Company was obligated to the Chairman, Chief Executive Officer and President as well as two stockholders in the amount of $67,355 related to a payment made on an obligation of a discontinued business segment. During the quarter ended September 30, 2000, the Company converted the debt by issuing 253,595 shares of Common Stock.

The Company is obligated to its Chief Operating Officer under an arrangement whereby the officer is deferring a portion of his salary as a loan to the Company.

NOTE 7: SIGNIFICANT TRANSACTIONS

In April 2000, the Company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000 ("Line"). A stockholder of the Company is an owner of Level 3 Management. At September 30, 2000, $662,696 is outstanding under the Line. Proceeds of the Line were used for working capital purposes and no additional amounts will be borrowed under the Line. The Line bears interest of 1% over the prime commercial lending rate. The agreement also provides for the issuance of warrants for 1,315,789 shares of the Common Stock at an exercise price of $.76 per share. Twenty-five percent of the warrants are exercisable if loans under the Line equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as the borrowings increase under the Line. As of September 30, 2000, 657,896 warrants are exercisable.

In August 2000, the Company borrowed $200,000 from a Bank. The note bears interest at 9.5% and is due January 1, 2001. The note is guaranteed by certain executive officers of the Company.

Effective September 1, 2000, the Company hired Daniel Spethmann as Executive Vice President of Healthcare Information Technologies. The Company entered into a one year employment agreement that includes, among things, stock options to purchase up to 500,000 shares of Common Stock. The employment contract terms are substantially similar to those used for other Company executives.

NOTE 8: SUBSEQUENT EVENTS

In October and November 2000, the Company converted a total of $83,333 of accrued compensation of the Chairman, Chief Executive Officer and President into 348,443 shares of Common Stock.

In November, the Company issued converted $20,000 of accrued consulting service fees into 102,515 shares of Common Stock.

On November 13, 2000, the Company closed a private placement with an individual for 3,416,667 shares of Common Stock for $410,000. The proceeds were advanced to the Company at different times during October.

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

The Company's triumvirate organizational structure facilitates the operation of three complimentary divisions known as the Media Group, the Knowledge Group and the Communication Group. The Companies in each group deliver highly specialized products and services to targeted business and consumer profiles while offering development and support capability to the other divisions. Phoenix is pioneering the convergence of radio, telephone, television and the Internet through the use of highly specialized products and services with targeted business and consumer profiles.

The Media Group develops and distributes interactive content and programming designed to exploit the convergence of radio, television and telephone with Internet communications technologies. In March of 2000, the Company announced the formation of Converged Media, at www.convergedmediaonline.com, to deliver content rich programming for radio, interactive television and Internet simulcast. In addition to its value as an entertainment medium, this format provides advertisers with an efficient method to reach targeted audiences. The first of such programs, "On Your Side Radio", debuted on August 10, 2000 at www.onyoursideradio.com. On Your Side Radio is a consumer advocacy show hosted by Emmy award winner Marty Griffin. In September 2000, Converged Media entered into a syndication sales and clearance agreement with Business Talk Radio that provides national coverage for On Your Side Radio. The show is currently aired in over thirty radio markets from 3:00 pm to 5:00 pm Eastern Standard Time and is simulcast in video and audio over the Internet. Converged Media is in the process of developing additional content rich programs that are expected to debut in the fourth quarter of 2000 and the first quarter of 2001. In connection with the development and production of "On Your Side Radio," Converged Media has also entered into strategic agreements with Yahoo! Broadcast to stream the show to the Internet, Maxpop, Inc. for studio facilities and KRLD Radio in Dallas, Texas.

The Knowledge Group has been established to provide web-centric software solutions in an Applications Service Provider ("ASP") environment. This model facilitates the transformation of data into knowledge-based systems that permit real time analysis and decision-making. While the Company is focusing the majority of its efforts and resources on the Media Group, it has delayed the development of MedeTrack, its first modular application product.

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

Results of Operations

The Company's consolidated financial statements reflect a loss from continuing operations of $947,416 for the quarter ended September 30, 2000, compared with a loss from continuing operations of $485,361 for the prior year quarter ended September 30, 1999.

The losses for both periods include general and administrative expenses reported by the Company and are principally related to corporate expenses and related corporate overhead. In April 2000, Converged Media began operations and incurred operating expenses associated with personnel, initiation of program development, as well as incurrence of promotional expenses, professional fees and other administrative expenses.

In August 2000, the first show of Converged Media, On Your Side Radio, began airing in radio markets and simulcast over the Internet at www.onyoursideradio.com. Revenues for the initial month and a half totaled $27,213 and were comparable to initial expectations. Revenue levels build as audience size and rating increase. Cost of sales for the quarter and nine months ended September 30, 2000, were $111,760 and included all costs associated with producing, directing, and airing On Your Side Radio. The costs include studio, technical crew, streaming, website management as well as salaries and wages for the show's host, director and producers. The start-up nature of On Your Side Radio resulted in a gross loss of $84,547 for the quarter and nine months ended September 30, 2000.

Significant components of selling, general and administrative expenses for the quarter ended September 30, 2000 include compensation and related costs of $355,000, professional fees of approximately $299,000 and other expenses of $119,000.

Other income for the quarter ended September 30, 2000 totaled $12,326, the majority of which represented collections of previously written off accounts receivable of discontinued operations.

For the quarter ended September 30, 1999, general and administrative expenses of $496,832 included professional fees of approximately $390,000 principally for legal fees associated with corporate litigation and settling various corporate obligations and other corporate overhead of approximately $107,000. The higher expense levels in the third quarter of 2000 are generally attributed to costs incurred by Converged Media as described above, additional personnel as well as certain prior year general and administrative expenses being absorbed by then operating business segments.

Depreciation and amortization for the quarter ended September 30, 2000 totaled $30,944 with $20,000 representing amortization of intangibles that were acquired in 1999 compared to $6,462 for the same period in 1999.

Interest expense for the quarter ended September 30, 2000 was $71,140 compared to $41,877 for the quarter ended September 30, 1999. The increase was principally comprised of interest expense attributable to interest on a note associated with a discontinued operation as well as increased borrowings.

In the quarter ended September 30, 2000, the Company incurred a gain on settlement of discontinued accounts of $231,599 resulting from the collection of previously written off receivables that were paid directly to the note holder.

For the quarter ended September 30, 1999, the Company incurred losses from operations of discontinued operations of $533,868. The 1999 amount represents actual losses incurred from operations of business segments discontinued in 1999. During the quarter ended September 30, 1999, the Company also incurred a gain on settlement of discontinued accounts of $313,404.

For the nine months ended September 30, 2000, the Company incurred a loss from continuing operations of $2,881,970 compared to a loss of $1,467,184 for the same period the prior year. The losses for both periods include general and administrative expenses reported by the Company and are principally related to corporate expenses and professional fees. The expenses for the nine months ended September 30, 2000 include non cash charges of $685,475 related to stock grants to officers of the Company, compensation and related costs of approximately $700,000, professional fees of approximately $678,000 and other expenses of approximately $277,525. The nine month results also reflect expenses of Converged Media described above as well as initial costs incurred during Converged Media's first quarter of operations, which began April 2000 of an additional $243,500. Those costs were comprised of salaries and related costs of approximately $175,300, professional fees of approximately $30,000, initial production costs of $5,200 and advertising, marketing, other promotional and operating expenses of approximately $33,000. Significant components of general and administrative expenses for the nine months ended September 30, 1999 include, professional fees of approximately $994,000 and other corporate overhead approximating $331,300. Other income for the nine months ended September 30, 2000 was $91,402 compared to other expense of $28,985 for the nine months ended September 30,1999. Other income represents principally collections of previously written off account receivables associated with discontinued operations. Depreciation and amortization expense for the nine months ended September 30, 2000 was $89,356 compared to $19,386 for the same period in 1999. The increase is principally due to amortization of licensing rights of $60,000 in the current year.

Interest expense for the nine months ended September 30, 2000 and 1999 was $214,948 and $93,499 respectively. The increase is principally attributable to interest on notes associated with previously discontinued operations as well as increased borrowings.

Liquidity and Capital Resources

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the nine months ended September 30, 2000, the Company reported a net loss of $2,881,970 from continuing operations. Recent operating losses reported by the Company through September 30, 2000 as well as prior year operating losses and the resultant loss on disposal associated with discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

At September 30, 2000, the Company reports a working capital deficit of $12,390,233 compared with a working capital deficit of $16,835,394 at December 31, 1999. The working capital deficit position results largely from the recording of net liabilities and related reserves associated with the discontinuance of the healthcare service business segments in December 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

Notes payable at September 30, 2000, totaled $2,512,898 representing principally working capital financing compared to $1,310,021 at December 31, 1999.

Accounts payable at September 30, 2000, totaled $691,859 compared to $392,177 at December 31, 1999.

Accrued expenses and other current liabilities at September 30, 2000 totaled $298,026 compared with $685,694 at December 31, 1999. The December 31, 1999 balance includes $475,000 of accrued compensation to executive officers that was converted into Common Stock in March 2000. Net current liabilities of discontinued operations at September 30, 2000 were $8,948,359 compared to $14,472,208 at December 31, 1999. The decrease was principally attributed to conversion of certain notes into Common Stock, extinguishments of certain other obligations, the disposition of previously discontinued operations, settlement of certain litigation and payment by a major customer directly to a noteholder as well as collections of previously written off accounts receivable collected by the noteholder.

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

Part II. Other Information

Item 1: Legal Proceedings

The litigation settlement relating to Trinity Rehab, Inc. discussed in the Company's Form 10-Q SB for the quarterly period ended June 30, 2000 will be recorded in the quarter in which the settlement is finalized, which the Company expects to be in the fourth quarter of 2000.

During the quarter ended September 30, 2000, the Company reached an agreement in principle to restructure payment terms under previously settled litigation thereby deferring payments of $1,111,950 that were due in September. No payments will be required to be made until May 1, 2001.

 Item 2: Changes In Securities and Use of Proceeds

In July 2000, the Company issued 500,000 shares of Common Stock as compensation for certain consulting services.

In July 2000, the Company converted $62,500 of accrued compensation of the Company's Chairman, Chief Executive Officer and President into 197,002 shares of Common Stock.

In July and August 2000, the Company converted $67,355 of obligations associated with a payment related to a discontinued business segment made by the Company's Chairman and two other stockholders into 253,595 shares of Common Stock.

In August 2000, the Company issued 140,000 shares of Common Stock associated with the exercise of stock options to the Company's Chairman.

In August 2000, the Company converted $20,833 of accrued compensation of the Company's Chairman, Chief Executive Officer and President into 74,087 shares of Common Stock.

In September 2000, the Company issued 286,278 shares of Common Stock in payment of consulting fees to an investor relations firm.

In September 2000, the Company issued 1,234,179 shares of Common Stock through private placements for cash of $180,000. 713,833 of such shares were placed with the Company's Chairman, Chief Executive Officer and President.

In October and November 2000, the Company converted $83,333 of accrued compensation of the Chairman into 348,843 shares of Common Stock.

In November, the Company issued converted $20,000 of accrued consulting service fees into 102,515 shares of Common Stock.

On November 13, 2000, the Company closed a private placement with an individual for 3,416,667 shares of Common Stock for $410,000. The proceeds were advanced to the Company at different times during October.

The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, because they were either sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a pre-existing business or personal relationship with the Company and to have been purchasing for investment without a view to further distribution.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission Of Matters To A Vote Of Security Holders

During the quarter ended September 30, 2000, the stockholders of the Company, through written consent, approved the change of the name of the Company to The Phoenix Group Corporation. Subsequent to the formal approval of the name change, the Company's ticker symbol was changed to PXGP.

Item 5: Other Information

Effective September 1, 2000, Daniel Spethmann was hired by the Company as Executive Vice President of Healthcare Information Technologies.

Item 6: Exhibits And Reports On Form 8-K

(a)          Exhibits
2.1

Stock Purchase Agreement dated as of December 15, 1999 by and among The Phoenix Group Corporation, Ronald E. Lusk and Carekeeper Software, Inc. (Previously filed on March 10, 2000 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

2.2

Stock Purchase Agreement dated as of February 15, 1999 by and between Iatros Health Network, Inc. and Martha Louise Ashworth (Previously filed on March 18, 1999 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of Iatros Healthcare Network, Inc. (Previously filed on May 17, 1999 as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated herein by reference)

3.2

Amendment to the Amended and Restated Certificate of Incorporation of Phoenix Healthcare Corporation, Inc. (Previously filed on August 14,2000 as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10Q and incorporated herein by reference.)

	3.3	Bylaws of The Phoenix Group Corporation (Previously filed on May 17, 1999 as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q and incorporated herein by reference)
*	3.4	Amendment to the Amended and Restated Certificate of Incorporation of Phoenix Healthcare Corporation
	4.1	Specimen Certificate for shares of Common Stock, par value $0.001, of The Phoenix Group Corporation
	10.1	Agreement with Yahoo! Broadcast
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.2	Employment Agreement of Marty Griffin
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.3	Stock Subscription Agreement for Marty Griffin
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.4	Employment Agreement of Timothy P. Matthews
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.5	Employment Agreement of Thomas J. Palmer
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.6	Converged Media Stockholders Agreement dated as of April 1, 2000
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.7	The Phoenix Group Corporation 2000 Stock Option Plan
(Previously filed on August 14, 2000 to the Registrants Quarterly Report on Form 10Q and incorporated herein by reference)
	10.8	Employment Agreement of Robert J. Starzyk (Previously filed on May 12, 2000 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10QSB and incorporated herein by reference)
	10.9	The Phoenix Group Corporation 1999 Stock Option Plan (Previously filed on May 4, 1999 as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
	10.10	The Phoenix Group Corporation Employee Stock Purchase Plan (Previously filed on May 4, 1999 as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
	10.11	The Phoenix Group Corporation 1999 Share Award Plan (Previously filed on May 4, 1999 as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
10.12

Employment Agreement and Change of Control Agreement between The Phoenix Group Corporation and Ronald E. Lusk (Previously filed on May 4, 1999 as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)

	10.13	Iatros Health Network, Inc. 1999 Stock Option Plan (Previously filed on April 1, 1999 as Exhibit A to Registrant's Proxy Statement and incorporated herein by reference)
	10.14	Iatros Health Network, Inc. Employee Stock Purchase Plan (Previously filed on April 1, 1999 as Exhibit B to Registrant's Proxy Statement and incorporated herein by reference)
*	10.15	Employment Agreement of Daniel Spethmann

*	27	Financial Data Schedule

Filed herewith.

(b)          The Company filed the following reports on Form 8-K during the second quarter of 2000:

                    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PHOENIX GROUP CORPORATION

November 13, 2000

/S/ ROBERT H, STARZYK ________________________________________
By: Robert J. Starzyk Chief Financial Officer