Form 10KSB
PHOENIX GROUP CORP
filed 2001-04-02
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-KSB

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                             or

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to

               Commission file number 0-20354

                THE PHOENIX GROUP CORPORATION
   (Exact name of registrant as specified in its charter)

           Delaware                     23-2596710
____________________________________________________________
           _______                       _________
(State or other jurisdiction of      (I.R.S. Employer
incorporation of organization)      Identification No.)
                      4514 Travis Street, Suite 330
        Dallas, Texas                      75205
____________________________________________________________
           _______                       _________
(Address of principal executive         (Zip Code)
           offices)

                        214-599-9777
    (Registrant's telephone number, including area code)


 Securities registered pursuant to Section 12(b) of the Act:

                            NONE

 Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, par value $.001 per share

                      (Title of Class)

   Indicate by check mark whether the Registrant
   (1)  has  filed  all reports required  to  be
   filed   by  Section  13  or  15(d)   of   the
   Securities  Exchange Act of 1934  during  the
   preceding  12  months (or  for  such  shorter
   periods  that the Registrant was required  to
   file  such reports), and (2) has been subject
   to  such  filing requirements  for  the  past
   90 days.      X     YES  ______ NO

   As  of  March  23 2001, the aggregate  market
   value  of the Registrant's Common Stock  held
   by  non-affiliates was $2,058,219 based  upon
   the  closing price of $.05 on March 23, 2001.
   As  of  March 23, 2001, there were 58,203,567
   shares    of   Common   Stock   issued    and
   outstanding,  533,333  shares  of  Series   A
   Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B
   Preferred Stock issued and outstanding.
FORWARD LOOKING STATEMENTS


THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND ARE SUBJECTIVE. THESE ASSUMPTIONS AND JUDGEMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER, SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.
                      TABLE OF CONTENTS

PART I                                                    1
 ITEM 1.                                                 1
   BUSINESS                                              1
   GENERAL OVERVIEW                                      1
   BUSINESS STRATEGY                                     1
   CORPORATE DEVELOPMENTS / SIGNIFICANT TRANSACTIONS     2
   DISCONTINUED OPERATIONS                               2
   BUSINESS ACQUISITION                                  3
   SOURCES OF REVENUE                                    3
   HUMAN RESOURCES                                       4
 ITEM 2.                                                 4
   PROPERTY                                              4
 ITEM 3.                                                 4
   LEGAL PROCEEDINGS                                     4
 ITEM 4.                                                 4
   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4
PART II                                                   5
 ITEM 5.                                                 5
   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS                                   5
   DIVIDENDS                                             6
 ITEM 6.                                                 6
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                   6
 ITEM 7.                                                10
   FINANCIAL STATEMENTS                                 10
 ITEM 8.                                                10
   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE                  10
PART III                                                 11
 ITEM 9.                                                11
   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   11
 ITEM 10.                                               12
   EXECUTIVE COMPENSATION                               12
 ITEM 11.                                               14
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT                                           14
 ITEM 12.                                               15
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       15
 ITEM 13.                                               16
   EXHIBITS AND REPORTS ON 8-K                          16
PART I

ITEM 1.
                          BUSINESS

                      GENERAL OVERVIEW

Business Background

The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware corporation, incorporated in June 1988, which completed its initial public offering in April 1992. The Company's historic business activities were predominately concentrated in providing healthcare management and ancillary services for the long-term care industry.

During 1999 and to date, new management initiatives have resulted in discontinuing all historic business operations and thereby positioning the Company for a new strategic direction.

                      BUSINESS STRATEGY

The Company has evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, specific opportunities have been identified where the Company has received indications of capital access to fund targeted purchase transactions conforming to its business plan. This business plan offers significant potential for market consolidation through the implementation of an aggressive acquisition strategy while yielding maximum synergy with the Company's resources. The planned business acquisitions generally represent entities advantaged by affiliation with the Company; offer economies through the reduction of redundant overhead to be achieved through consolidation; and, meet predetermined financial and operating criteria established by the Company.

The Company remains poised with the requisite corporate infrastructure and new executive management talent to aggressively implement its strategic business plans for new growth. During 1999 and to date, substantially all corporate resources and executive talent have been consumed by the demands of now discontinued operations. As a result of these efforts, new management has demonstrated unique capabilities to survive an extended period of corporate adversity while achieving the effective resolution of multiple challenges stemming from prior business operations. Having repositioned the Company for implementing its strategic business plan, new management now intends to aggressively exploit prospects in pursuit of business acquisitions and related development opportunities in targeted business sectors.


      CORPORATE DEVELOPMENTS / SIGNIFICANT TRANSACTIONS

                   DISCONTINUED OPERATIONS

In April 2000, the Company announced the formation of Converged Media, Inc. ("CMI") as a new business initiative conceived to pioneer the convergence of radio, telephone, television and the Internet through the use of highly specialized products and services with targeted business and consumer profiles.

Effective January 2001, the Company announced the discontinuation of operations of CMI. Although the Company continued to support the business model for CMI as very strong, the timing of launching this business coincided with the decline in the Internet business sector. Absent securing the requisite capital to support this initiative, Management reverted to the more active pursuit of alternative strategic directions for the Company.

During 1999, the Company commenced efforts to discontinue all of its healthcare and related ancillary service businesses. Management determined that the demands of this under-performing industry were impeding efforts to achieve the requisite financial stability for the long-term viability of the Company. Moreover, an accelerated stabilization of the Company was deemed a key ingredient to allow for new management to conceive and implement a strategic business plan for redirection.

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


                    BUSINESS ACQUISITION

On December 15, 1999, the Company consummated a transaction pursuant to which it acquired all of the shares of the common stock of Healthcare Information Technologies, Inc. ("HIT"). The purchase price of the HIT shares was 6,513,158 shares of the Company's common stock. Among the assets acquired through the HIT acquisition are certain healthcare management system and software licensing agreements for which the Company has secured exclusive interest. The business activities of HIT to date have remained dormant pending integration of the intellectual assets and related capabilities into the Company's primary business strategy. In light of uncertainty with respect to such integration, if any, no current carrying value has been attributed to the intellectual property holdings of HIT at December 31, 2000.

                     SOURCES OF REVENUE

Historically, the Company has derived substantially all of its revenue from providing healthcare management and ancillary services to the long-term care industry. As these operations were discontinued during 1999, the Company reports no revenues from continuing operations for the years ended December 31, 2000 and 1999.

In connection with strategic initiatives to implement the aforementioned business strategy, the Company anticipates deriving its primary source of revenue from targeted business transactions. Such sources of revenue are expected to be evidenced by the existing revenue stream of businesses acquired.


                       HUMAN RESOURCES

As of March 2001, the Company employs seven individuals representing its executive management and administrative staff. This represents a material reduction in both executive management and administrative staff as well as having reduced the number of corporate employees associated with now discontinued operations. There are no collective bargaining agreements existing within the Company.

ITEM 2.
                          PROPERTY

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

ITEM 3.
                      LEGAL PROCEEDINGS

During 2000, the Company settled certain legal proceedings that were pending actions and disclosed in Form 10KSB for the year ended December 31, 1999.

The Company and its discontinued subsidiaries continue to have outstanding a number of actions such as collection matters, and labor matters, as well as a number of threatened actions involving creditors, vendors, customers, former employees and/or other third parties. The Company is attempting to reach settlement in certain of these matters and continues to defend itself in other matters. With respect to all actions that the Company is not attempting to settle, management believes that the Company has valid defenses to such actions.

Management  believes that it has sufficiently  reserved  for these claims in its financial statements at December 31, 2000. Given the financial constraints of the Company, the Company may not be able to pay all the legal expenses and associated costs necessary to defend itself or to respond to adverse judgments, should they occur.

ITEM 4.
     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
PART II

ITEM 5.
MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER

                           MATTERS

Market Information

The Company's stock is now quoted on the OTC Bulletin Board under the symbol "PXGP".

The following table sets forth the high and low sales price as determined from NASDAQ for the Common Stock for the periods indicated.
                        Common Stock

Fiscal 2001                                        HIGH  LOW
First Quarter (through March 23, 2001)              .10   .05
Fiscal 2000
First Quarter                                       .98   .09
Second Quarter                                      .69   .27
Third Quarter                                       .31   .13
Fourth Quarter                                      .30   .05
Fiscal 1999
First Quarter                                       .33   .14
Second Quarter                                      .30   .14
Third Quarter                                       .25   .13
Fourth Quarter                                      .14   .06

The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by NASDAQ and the OTC Bulletin Board and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions.

According  to  the  Company's Stock  Transfer  Agent  as  of
March 20, 2000, there were approximately 5,274 holders of record of the Company's Common Stock.
                          DIVIDENDS

The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 2000, dividends on the Series A Senior Convertible Preferred Stock totaling $1,030,000 were in arrears. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock at any such time that dividends due on the Series A remain in arrears. The size of the Board may be increased by 1 director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible
Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full. Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board by 9 members.

ITEM 6.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

Year  Ended  December  31,  2000 Compared  with  Year  Ended
December 31, 1999

Results of Operations

During 2000, new management of the Company completed a strategic initiative to exit its under-performing and historic business activities. Having divested of all previous business segments, the Company believes it is more effectively positioned to pursue growth and development opportunities contemplated by new management's business plan. This involves the Company emerging, principally through growth by business acquisitions. A critical component of successfully implementing the new business plan will be the Company's ability to secure sufficient capital to sustain its continuing operating needs and corporate obligations.

For the year ended December 31, 2000, the Company reported a net loss of $1,473,066 compared to a net loss of $10,894,212 for the year ended December 31,1999. The reported losses for 1999 are largely attributed to the operating losses resulting from now discontinued operations. The operating losses reported from continuing operations of $2,416,821 and $2,778,389 for years 2000 and 1999, respectively, reflect the operating costs incurred for general and administrative expenses. These are generally attributed to costs required to sustain a corporate office and support related operating expenses.

General and administrative expenses reported for 2000 and 1999 totaled $2,120,009 and $2,649,299, respectively, and were associated with the Company's executive management and related costs of corporate overhead.

Significant components of general and administrative expenses for 2000 include $798,307 for legal, accounting and outside professional services; $969,212 for salaries and related payroll expenses; and, $352,490 attributable to other corporate expenses including insurance, rent, office expenses and other. Salaries and related payroll expenses include $459,000 in accrued executive compensation that was paid in the form of common stock issued in 2000. Significant components of general and administrative expenses for 1999 include $1,239,942 for legal, accounting and outside professional services; $1,007,656 for salaries and related payroll expenses; and, $401,701 attributable to other corporate expenses including insurance, rent, office expenses and other. The outside professional costs incurred in 2000 and 1999 were almost exclusively related to the cost of discontinuing prior subsidiary operations and settling corporate liabilities associated with prior business activities of the Company. Salaries and related payroll expenses for 1999 include $475,000 in accrued executive compensation that was paid in the form of common stock issued in March 2000.

Discontinued operations of the Company reported for 2000 and 1999 totaled a net gain (loss) of $943,755 and $(9,274,247), respectively. In 2000, the net gain results from the disposition of net liabilities associated with discontinued operations totaling $1,673,231, relating to prior periods, offset by a net loss from discontinued operations during 2000 totaling $729,476. In 1999, the Company discontinued its New England based nursing home operations represented by OHI Corporation (d/b/a "Oasis Healthcare") as well as its rehabilitative services and medical supply operations represented by Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland"), respectively.

For 1999, the total net loss from discontinued operations is comprised of a net loss on settlement or disposition of accounts totaling $5,246,231 and a net loss from related operations totaling $4,028,016. The principal components of net loss on settlement or disposition of accounts include $4,045,380 associated with Trinity operations; $594,203 associated with Southland operations; and, $606,648 associated with accounts relating to prior period discontinued ancillary operations. As to reported operating losses of discontinued operations, the principal components include $1,306,566 resulting from Trinity operations; $2,263,165 resulting from Southland operations; and $458,285 resulting from prior period discontinued ancillary operations.

Extraordinary items reported for the year ended December 31, 1999 totaled a net gain of $1,158,424. This net gain results from the extinguishment of debt obligations settled by the Company at less than their recorded value. A significant component of extraordinary items includes a net gain of $970,399 associated with discontinuation of nursing home operations represented by OHI Corporation (d/b/a "Oasis Healthcare"). The Company was relieved of certain debt obligations to National Health Investors, Inc. in connection with the assignment of its nursing home and property interests to the senior creditor. In addition, the Company realized a gain of $188,025 on the settlement of a prior ancillary services business creditor whose claim was settled for stock.

Liquidity and Capital Resources

During 2000 and 1999, the Company has been successful in discontinuing all prior business segments that have historically generated significant operating losses. At December 31, 2000, the Company reports a negative working capital deficit of $10,312,488 and, as discussed in Note 2 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations. Moreover, the Company, having discontinued all operations and sources of revenue, is critically dependent upon developing new sources of revenue to provide working capital. New management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

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

At December 31, 2000 and 1999, the Company reports virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The sole source of immediate cash for the Company is from the line of credit agreement it has established with Match, Inc. This line of credit facility is for an amount of up to $2 million and is reported outstanding at December 31, 2000 in the amount of $1,610,624. This loan agreement is a demand note payable and accrues interest at approximately 10.5%. There can be no assurance that additional funding under this credit agreement will be available or extended.
During 2000, the Company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000 (the "Line"). At December 31, 2000, $662,696 is outstanding under the Line. Proceeds of the Line were used for working capital purposes and no additional amounts will be borrowed. The Line bears interest of 1% over the prime commercial lending rate. The agreement also provides for the issuance of warrants for 1,315,789 shares of Common Stock at an exercise price of $.76 per share. Twenty-five percent of the warrants are exercisable if loans under the Line equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as the borrowings increase under the Line. As of December 31, 2000, there are warrants exercisable for 657,896 shares of Common Stock of the Company.

Notes payable related party and other reported at December 31, 2000 totaling $2,699,887 is comprised of the Company's line of credit obligations to Match, Inc. and Level 3 Management in the amounts of $1,610,624 and $662,696, respectively, together with various notes from bank, executives and other aggregating $426,567. All such short-term note obligations are generally due on demand, bear interest approximating 10% and are unsecured.

Accounts payable and accrued expenses reported by the Company at December 31, 2000 and 1999 relates exclusively to corporate obligations of continuing operations. Accrued expenses of $387,101 for 2000 include $318,850 representing accrued interest on corporate obligations. Accrued expenses of $685,694 for 1999 include $475,000 relating to accrued executive compensation. This represents a full year of compensation for two executive officers of the Company who elected to receive such compensation in the form of common stock issued during the first quarter of 2000.

Net current liabilities of discontinued operations reported at December 31, 2000 and 1999 totaled $6,575,000 and $14,472,208 respectively. For 2000, significant components include $1,700,000 relating to prior period corporate and ancillary services; $2,900,000 associated with nursing home operations; $850,000 associated with Trinity operations; and, $1,125,000 associated with Southland operations. For 1999, significant components include $2,834,530 relating to prior period corporate and ancillary services; $5,965,960 associated with nursing home operations; $4,321,718 associated with Trinity operations; and, $1,350,000 associated with Southland operations. Substantially all components of net current liabilities of discontinued operations at December 31, 2000 represent judgment creditors of prior corporate and subsidiary operations where such obligations provide for recourse to the Company. During 2000, certain net current liabilities of discontinued operations were settled through the issuance of the Company's Common Stock. Other reductions during 2000 resulted from the disposition of accounts where corresponding assets of associated operations had been fully liquidated and there existed no further recourse for collection or payment for such liabilities.

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

                  AND FINANCIAL DISCLOSURE

None

Part III

ITEM 9.
     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of the Company at December 31, 2000, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 44, has served as the Chairman of the Board of Directors of the Company since November 1998 and Chairman and Chief Executive Officer since January 1, 1999. Mr. Lusk is also the President of Match, Inc., a private investment and holding company. Mr. Lusk has over 22 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare and entertainment industries. Mr. Lusk currently serves as a Director on the Board of several public and private companies.

Robert L. Woodson, III, 52, served as President and Chief Operating Officer from January 1, 1999 to March 22, 2000. Mr. Woodson was President and Chief Executive Officer from November 1998 to January 1999. Prior to joining the
Company, Mr. Woodson was President of HFI Home Care Management LP, a company that acquires and manages home health agencies, form 1994 through 1997, and Executive Vice President and Secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

Bart A. Houston, 41, was nominated by the Board of Directors to a serve as a director of the Company and approved by the shareholders at the Annual Meeting held in April 1999. Mr. Houston has been Vice President of the law firm of Houston & Shahady, P.A. since 1986.

Gary G. Castleberry, 40, was nominated by the Board of Directors to serve as a director of the Company effective December 1, 2000. On June 14, 2000, Mr. Castleberry was named Chief Operating Officer and Executive Vice President of the Company. Prior to joining the Company, Mr. Castleberry accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he reported directly to the Chairman and CEO. He held several senior management positions, most recently as Vice President of Systems Integration. Previously, Mr. Castleberry held a variety of technical and management positions at EDS.

K. Shane Hartman, 45, was named Chief Technology Officer and Executive Vice President effective on November 15, 2000. Prior to joining the Company, Mr. Hartman accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he held several senior management positions, most recently as Chief Technologist. Previously, Mr. Hartman served as Chief Architect for Programmability at Lotus Development Corporation. He is an alumnus of the Massachusetts Institute of Technology.

ITEM 10.
                   EXECUTIVE COMPENSATION

For the years ended December 31, 2000 and 1999, executive compensation expense reported by the Company totaled $622,500 and $475,000, respectively. For 2000, approximately $230,000 was paid through the conversion of the Company's Common Stock issued throughout the period and approximately $341,000 was deferred for payment. For 1999, all executive compensation was paid through the Conversion of the Company's Common Stock issued in March 2000. Annual executive compensation derived from the employment arrangements of current executive officers total $880,000, of which $515,000 is subject to deferred payment arrangements. The following identifies the executive officers of the Company and their related compensation for the years ended December 31, 2000 and 1999.

Ronald E. Lusk has served as Chairman and Chief Executive Officer of the Company from January 1,1999 to date. The terms of his employment agreement provide for annual compensation of $250,000; a term of three years; an initial grant of 500,000 shares of the Company's Common Stock; and, incentive options to acquire 420,000 additional shares. In addition, during 2000, the Company issued options under its Employee Stock Option Agreement to acquire 600,000 shares. For 2000 and 1999, Mr. Lusk has elected to defer all of his salary and, as of March 23, 2001, has converted such compensation into 2,577,995 shares of the Company's Common Stock.

Robert L. Woodson, III served as President and Chief Operating Officer of the Company from January 1,1999 to March 22, 2000. The terms of his employment agreement provided for annual compensation of $225,000; a term of three years; an initial grant of 500,000 shares of the Company's Common Stock; and, incentive options to acquire 360,000 additional shares. On March 22, 2000, Mr. Woodson resigned as President and Chief Operating Officer of the Company. All salary compensation to Mr. Woodson was accrued by the Company and converted to 1,502,580 shares of the Company's Common Stock in March 2000.

Alan Kirk Still served as Executive Vice President of the Company from January 1, 2000 until June 23, 2000, the termination date of his employment. The terms of his employment agreement provided for annual compensation of $240,000; a term of three years; and, an initial stock grant of 7,400,000 shares of the Company's Common Stock.

Robert J. Starzyk served as Executive Vice President and Chief Financial Officer of the Company from April 1, 2000 to his resignation effective on January 1, 2001. The terms of his employment agreement provided for annual compensation of $220,000; a term of three years; and an initial grant of 250,000 shares of the Company's Common Stock. During 2000, substantially all salary compensation to Mr. Starzyk was paid.

Gary G. Castleberry joined the Company as Executive Vice President and Chief Operating Officer effective on June 9, 2000. Mr. Castleberry is receiving an annual salary of $250,000, of which he has elected to defer payment of one-half. The Company is in the process of formalizing an employment agreement with Mr. Castleberry.

Daniel Spethmann joined the Company as Executive Vice President of Healthcare Information Technologies, a wholly owned subsidiary of the Company, effective on August 15, 2000. The terms of his employment agreement provide for annual compensation of $180,000, of which $60,000 is deferred for payment, and a term of one year. During 2000, Mr. Spethmann received options under the Company's Employee Stock Option Plan to acquire 500,000 shares of Common Stock.

K. Shane Hartman joined the Company as Executive Vice President and Chief Technology Officer effective on October 23, 2000. The terms of his employment agreement provide for annual compensation of $200,000, of which $80,000 is deferred for payment, and a term of three years. During 2000, Mr. Hartman received options under the Company's Employee Stock Option Plan to acquire 700,000 shares of Common Stock. In addition, during 2000, Mr. Hartman acquired 500,000 shares of the Company's Common Stock in connection with a private placement offering.



ITEM 11.
     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                         MANAGEMENT

Security Ownership of Management

The following sets forth as of March 23, 2001, certain information with respect to the beneficial ownership of voting stock by all Directors and Executive Officers of the Company, individually and collectively as a group. At March 31, 2001, there were 58,203,567 shares of Common Stock and 533,333 shares of Preferred Stock outstanding.


Current  Directors and  Executive  Shares      Percent    of
Officers                           Owned       Class
Ronald E. Lusk                      13,508,539         23.2%
Robert L. Woodson, III               2,729,045          4.7%
Bart A. Houston                        200,000             -
Gary G. Castleberry                          -             -
K. Shane Hartman                       601,603          1.0%
Daniel Spethmann                       500,000           .9%
Directors and Officers as a group   17,539,187         30.1%

The shares attributable to Mr. Lusk include shares of Common Stock which may be issued upon the conversion of 533,333 shares of Preferred Stock owned by Match, Inc., a company wholly owned by Mr. Lusk and as to which Mr. Lusk has sole voting and investment power.

Other Beneficial Owners

Other stockholders of the Company who were known to own more than 5% of the outstanding Common Stock at December 31, 2000 include Alan Kirk Still, a former Executive Vice President of the Company holding 7,400,000 shares, or 12.7% of the shares outstanding. In addition, during 2000, the Company completed a private placement transaction with Robert J. Schlegel, an individual investor who holds 3,416,667 shares, or 5.9%.



ITEM 12.
       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,610,624 at December 31, 2000. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10.5%; is due on demand and is unsecured. This note obligation includes accrued interest of approximately $232,000 at December 31, 2000. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at
December 31, 2000.

In September 2000, the Chairman, Chief Executive Officer and President purchased 713,833 shares of Common Stock in a private placement for $80,000. In August, the same individual exercised options to purchase 140,000 shares of Common Stock at a price of $.31 per share.

During 2000, the Company converted $229,166 of accrued compensation for 2000 of Mr. Lusk into 908,449 shares of Common Stock.

At June 30, 2000, the Company was obligated to the Chairman, Chief Executive Officer and President as well as two stockholders in the amount of $67,355 related to a payment made on an obligation of a discontinued business segment. During the quarter ended September 30, 2000, the Company converted the debt by issuing 253,595 shares of Common Stock.

The Company is obligated to its Chief Operating Officer under an arrangement whereby the officer is deferring a portion of his salary as a loan to the Company. In addition, this individual has provided loans to the Company which amounts are included in Notes Payable - related party and other in the accompanying financial statements.

In November 1999, the Company voluntarily surrendered the common stock of Southland Medical Supply, Inc., ("Southland"), a wholly owned subsidiary, to Match, Inc. as consideration in satisfaction of Southland's participation in the line of credit note obligation in the amount of $145,258. In turn, Match, Inc. has proceeded with the liquidation of residual assets represented by Southland's inventory, furniture, fixtures and equipment. At December 31, 2000, the Company reports a current liability associated with the discontinued operations of Southland in the amount of $1,125,000. This obligation results from a working capital credit facility which was guaranteed by the Company.

In August 1999, the Company issued 3,200,000 shares of common stock in connection with converting a note obligation of Trinity Rehab, Inc., a wholly owned subsidiary of the Company, to equity. The outstanding amount of this note obligation upon conversion totaled approximately $800,000. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company held a one-third interest in this note obligation and was the beneficiary of 1,066,667 shares of common stock issued in connection with this transaction. At December 31, 2000, the Company reports a current liability associated with the discontinued operations of Trinity in the amount of $850,000. This obligation results from a working capital credit facility which was guaranteed by the Company.

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

ITEM 13.
                 EXHIBITS AND REPORTS ON 8-K

None.
                THE PHOENIX GROUP CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Pag
                                                      e
Consolidated Balance Sheets                             F-2
Consolidated Statements of Operations                   F-3
Consolidated  Statements  of Changes  in  Stockholders' F-4
Equity (Deficit)
Consolidated Statements of Cash Flows                   F-5
Notes to Consolidated Financial Statements              F-6
THE PHOENIX GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
                                            2000       1999
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $          $
                                              1,627     15,802
  Deposits and other
                                             32,542      8,904
      Total current assets
                                             34,169     24,706

PROPERTY AND EQUIPMENT, net
                                             75,808     92,102

OTHER ASSETS
  Intangible assets, net                          -
                                                       400,000
  Security deposits                                          -
                                             14,198

TOTAL ASSETS                                      $          $
                                            124,175    516,808

LIABILITIES   AND  STOCKHOLDERS'   EQUITY
(DEFICIT)

CURRENT LIABILITIES
   Notes  payable - related  party  and    $2,699,8   $1,310,0
other                                            87         21
  Accounts payable
                                            684,669    392,177
   Accrued  expenses and other  current
liabilities                                 387,101    685,694
    Net   liabilities  of  discontinued
operations                                 6,575,00   14,472,2
                                                  0         08
      Total current liabilities
                                           10,346,6   16,860,1
                                                 57         00

COMMITMENTS AND CONTINGENCIES                     -          -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred  Stock,  $.001,  5,000,000
shares authorized:
       Series A, 533,333 shares  issued
and outstanding                                 533        533
       Series B, 100,000 shares  issued
and outstanding                                 100        100
    Common  Stock,  $.001  par   value,
50,000,000 shares
        authorized;   58,203,567    and
36,253,495 issued
      or issuable and outstanding in 2000
and 1999, respectively                       58,204     36,253
  Additional Paid-In Capital
                                           45,669,7   38,097,8
                                                 61         36
  Accumulated Deficit
                                           (55,951,   (54,478,
                                               080)       014)

                                           (10,222,   (16,343,
                                               482)       292)

TOTAL   LIABILITIES   AND   STOCKHOLDERS'  $124,175   $516,808
EQUITY (DEFICIT)
The accompanying notes are an integral part of these consolidated financial statements
THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
                                           2000      1999
Operating expenses
  General and administrative                    $         $
                                          2,120,0  2,649,29
                                               09         9

Loss  from continuing operations  before
other income (expense),
         discontinued   operations   and
extraordinary item                        (2,120,  (2,649,2
                                             009)       99)


Other income (expense)
  Interest, net
                                          (257,87  (103,243
                                               6)         )
  Depreciation
                                          (38,936  (25,847)
                                                )

                                          (296,81  (129,090
                                               2)         )

Loss  from continuing operations  before
discontinued operations
      and extraordinary item
                                          (2,416,  (2,778,3
                                             821)       89)

Discontinued operations:
   Net  gain  (loss) on  settlement  and
disposition of discontinued accounts      1,673,2  (5,246,2
                                               31       31)
  Net loss from operations
                                          (729,47  (4,028,0
                                               6)       16)

                                          943,755  (9,274,2
                                                        47)

Loss      from     operations     before
extraordinary item                        (1,473,  (12,052,
                                             066)      636)

Extraordinary item:
   Net  gain on extinguishment  of  debt
obligations                                     -  1,158,42
                                                          4

Net Loss
                                          $(1,473  $(10,894
                                            ,066)     ,212)

Basic and diluted loss per share:
  Continuing operations                   ($0.05)   ($0.12)
  Discontinued operations
                                             0.02    (0.38)
  Extraordinary item
                                                -      0.04
Loss per Common Share                     ($0.03)   ($0.46)

Weighted Average Common Shares
                                          49,574,  24,258,4
                                              829        53
The accompanying notes are an integral part of these consolidated financial statements
THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2000
                          Pref  Sto Comm  Stoc Additio Accumu  Total
                          erre  ck   on    k     nal   lated
                            d   Amo Shar  Amou Paid-in-Defici
                          Shar  unt  es    nt  Capital   t
                           es

Balance,   December   31,  633,   $  20,9    $       $              $
1998                        333 633  69,9 20,9 36,059, $(43,5  (7,502
                                       58   70     867 83,802   ,332)
                                                            )

Issuance of common  stock     -      100,                   -
in  connection  with  the             000  100  25,860         25,960
purchase
   acquisition of Trinity
Rehab, Inc.

Issuance of common  stock
in connection with
   the conversion of debt     -      3,20                   -
obligations                          0,00 3,20 796,800         800,00
                                        0    0                      0

Issuance of common  stock
in settlement of
     corporate   creditor     -      1,28                   -
obligations                          5,00 1,28 173,174         174,45
                                        0    5                      9

Issuance of common  stock     -      2,15                   -
in     connection    with            0,00 2,15 299,215         301,36
settling                                0    0                      5
    corporate  litigation
matters

Issuance of common  stock     -      6,51                   -
in  connection  with  the            3,15 6,51 393,487         400,00
purchase  acquisition  of               8    3                      0
Healthcare    Information
Technologies, Inc.

Issuance of common  stock     -      2,03                   -
in connection with                   5,37 2,03 349,433         351,46
                                        9    5                      8
  executive compensation


Net Loss                      -         -    -       -

                                                       (10,89  (10,89
                                                       4,212)  4,212)

Balance,   December   31,  633,   $  36,2    $       $
1999                        333 633  53,4 36,2 38,097, $(54,4  $(16,3
                                       95   53     836 78,014  43,292
                                                            )       )

Issuance of common  stock            2,71
in connection with the               5,87 2,71 1,041,9         1,044,
                                        6    6      56            672
    conversion  of   debt
obligations

Issuance of common  stock            8,15
associated    with    the            0,00 8,15 1,111,8         1,119,
purchase  acquisition  of               0    0      00            950
now          discontinued
operations

Issuance of common  stock            1,73
in  lieu  of payment  for            1,69 1,73 269,518         271,25
professional     services               9    2                      0
rendered

Issuance of common  stock            4,13
associated with securing             0,50 4,13 485,870         490,00
                                        0    1                      1
working capital financing

Issuance of common  stock            5,22
in     connection    with            1,99 5,22 928,837         934,05
executive                               7    2                      9
compensation

Increase   in  additional
paid in capital resulting
from  the     disposition
of     net    liabilities
associated           with
discontinued operations

                                               3,733,9         3,733,
                                                    44            944

Net Loss
                                                       (1,473  (1,473
                                                        ,066)   ,066)
Balance,   December   31,  633,   $  58,2    $       $
2000                        333 633  03,5 58,2 45,669, $(55,9  $(10,2
                                       67   04     761 51,080  22,482
                                                            )       )

The accompanying notes are an integral part of these consolidated financial statements.
THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1998
                                 2000      1999
OPERATING ACTIVITIES
  Net loss
                                $(1,473   $(10,89
                                  ,066)    4,212)
  Adjustments to reconcile net
loss to net cash provided
     (utilized)  by  operating
activities:
         Depreciation      and
amortization                    122,096   237,123
     Write  down of intangible
assets                          400,000         -
      Provision  for  doubtful
accounts receivable                   -   512,520
    Net gain on settlement and
disposition of accounts         (1,673,   (1,158,
                                   231)      424)
     Common  stock issued  for
services rendered               1,151,6   351,468
                                     16
Changes in:
    Accounts receivable
                                      -   2,657,8
                                               96
    Inventory
                                      -     8,779
    Prepaid expenses and other
                                (23,638   (2,715)
                                      )
      Accounts   payable   and
accrued expenses                (6,101)   2,338,8
                                               60
Net  cash  provided (utilized)
by operating activities         (1,502,   (5,948,
                                   324)      705)


INVESTING ACTIVITIES
    Changes  in  property  and
equipment                        16,294   (117,94
                                               9)
  Net decrease in other assets
                                 81,989         -

                                 98,283   (117,94
                                               9)

FINANCING ACTIVITIES
  Short-term borrowings, net
                                1,389,8   5,803,0
                                     66        92


                                1,389,8   5,803,0
                                     66        92

INCREASE  (DECREASE)  IN  CASH
AND CASH EQUIVALENTS            (14,175   (263,56
                                      )        2)
   Cash  and cash equivalents,
beginning of year                15,802   279,364
   Cash  and cash equivalents,        $         $
end of year                       1,627    15,802

The accompanying notes are an integral part of these consolidated financial statements.
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

Business

The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware Corporation organized in June 1988. Phoenix has predominately been engaged in providing healthcare management and ancillary services to the long-term care industry. During 1999 and 2000, the Company discontinued all operations associated with its historic businesses. New management of the Company has undertaken to implement a strategic business plan to reposition Phoenix through new growth initiatives involving targeted business acquisitions.

Principles of consolidation

The consolidated financial statements include the accounts of The Phoenix Group Corporation and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.

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

Intangible assets

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. Intangible assets reported by the Company during 1999 include capitalized license rights representing the costs of acquiring software and related intellectual property rights. Such costs were fully amortized during 2000 in connection with suspending related business activities.
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
NOTE 2: GOING CONCERN

For the year ended December 31, 2000, the Company reported a loss from continuing operations of $2,120,009. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Recent operating losses reported by the Company from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At December 31, 2000, the Company reports a working capital deficit of $10,312,488. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

During the fourth quarter of 1998, the Company experienced a change of control, which included the introduction of new executive management. New management plans have included pro-active dealings with the Company's financial and creditor issues while implementing a growth plan for the future. During 1999 and 2000, the Company discontinued all of its existing business operations. Having repositioned the Company for implementing its strategic business plan, new management now intends to aggressively exploit prospects in pursuit of business acquisitions and related development opportunities in targeted business sectors.

In light of the Company's current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing corporate operations and its dependency on revenue growth to support continuing operations, its viability as a going concern is uncertain. While the Company has experienced a change in control together with an infusion of limited new working capital, there can be no assurance that new management's efforts to re-direct and re-capitalize the Company will be successful.

NOTE 3:  SIGNIFICANT TRANSACTIONS

On December 15, 1999, the Company consummated a transaction pursuant to which it acquired all of the common stock of Healthcare Information Technologies, Inc. ("HIT"), representing all of the issued and outstanding shares of HIT. The purchase price paid for HIT was the issuance of
6,513,158 shares of the Company's common stock, which approximated the historical cost basis of the HIT shares acquired. HIT, based in Dallas, Texas, is a technology-based company that provides information technologies to healthcare providers. HIT had no significant operating activity in 2000 or 1999 other than the acquisition of certain software licenses. Immediately prior to the transaction, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company, owned ninety-five percent (95%) of the common stock of HIT. This business initiative is currently dormant pending the strategic connection, if any, that may result from management's new growth and development plans. Consequently, no current carrying value has been attributed to the intellectual assets represented by this enterprise.

In April 2000, the Company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000 (the "Line"). At December 31, 2000, $662,696 is outstanding under the Line. Proceeds of the Line were used for working capital purposes and no additional amounts will be borrowed. The Line bears interest of 1% over the prime commercial lending rate. The agreement also provides for the issuance of warrants for 1,315,789 shares of Common Stock at an exercise price of $.76 per share. Twenty-five percent of the warrants are exercisable if loans under the Line equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as the borrowings increase under the Line. As of December 31, 2000, there are warrants exercisable for 657,896 shares of Common Stock of the Company.


NOTE 3:  SIGNIFICANT TRANSACTIONS
(Continued)

In July 2000, the Company reached an agreement to settle litigation relating to the purchase of Trinity Rehab, Inc., a previously discontinued healthcare business. Under the terms of the settlement, the Company is obligated to issue 1,600,000 shares of Common Stock at $.26 per share, pay $90,000 in cash over eighteen months beginning September 1, 2000, and provide a one-time cash payment of $100,000 at such time as the Company completes a re-capitalization. This agreement settles a note payable recorded in the amount of $1,490,000 by the Company.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No interest or income taxes were paid in 2000 and 1999 for continuing operations.

During 2000, the Company issued 8,150,000 shares of common stock valued at $1,119,950 to individuals in connection with the purchase acquisition of now discontinued operations; 2,715,876 shares of common stock in connection with the conversion of notes payable in the principal amount of $1,044,672; 1,731,699 shares of common stock valued at $271,250 to satisfy obligations associated with professional services rendered to the Company; 4,130,000 shares of common stock in connection with securing working capital financing in the amount of $490,000; and, 5,221,997 shares of common stock in-lieu of executive compensation totaling $934,059.

During 2000, the Company disposed of net liabilities associated with discontinued operations and relating to obligations of operating subsidiaries which assets have been fully liquidated. The disposition of such accounts resulted in an increase to additional paid in capital totaling $3,733,944.

The Company paid $71,255 and $416,855 in cash for interest attributable to discontinued operations during 2000 and 1999, respectively.

During 2000 and 1999, $257,876 and $550,816 of accrued interest was added to notes payable, respectively.

In 1999, the Company conveyed $8,789,601 in long-term assets to a creditor in satisfaction of $9,760,000 in notes payable.

During 1999, accounts payable were settled for $188,025 less than their recorded amount.

During 1999, the Company issued 3,435,000 shares of common stock to satisfy $475,824 in trade accounts payable from discontinued operations; 2,035,379 shares of common stock in-lieu of executive compensation in the amount of $351,468; 3,200,000 shares of common stock to convert $800,000 in notes payable to equity; and, 6,513,158 shares of common stock for the acquisition of all of the outstanding shares of Health Information Technologies, Inc. at a cost of $400,000; and, 100,000 shares of common stock in connection with the purchase acquisition of Trinity Rehab, Inc. at a cost of $25,690

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6: INCOME TAXES

The effective income tax rate differs each year from the statutory Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization and valuation of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences follows:

                                     2000           1999
Federal Income Tax Rate              (34)%          (34)%
State   Taxes,  Net  of   Federal   (3.5)%         (3.5)%
Benefit
Effect of Net Operating Losses       37.5%          37.5%
                                      0%             0%

Deferred income taxes arise primarily as a result of a difference between the financial and tax basis of reporting principally for differences in the bases of receivables, property and equipment, other assets, accrued liabilities and net operating loss carry forwards.

Deferred tax assets at December 31, 2000 and 1999 result from the tax benefit of net operating loss carryforwards available to the Company and approximate $17,650,000 and $17,236,000 for the periods, respectively. Such assets have been fully offset by valuation allowances of corresponding amounts in light of uncertainty with respect to their realization in future periods. During 2000 and 1999, the deferred tax asset valuation allowance increased by approximately $400,000 and $459,000, respectively.

At December 31, 2000 and 1999, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $47,500,000 and $46,000,000, which can be offset against future earnings of the Company. These net operating losses expire from 2008 through 2014, and are subject to annual limitations.
NOTE 7: NOTES PAYABLE - RELATED PARTY AND OTHER

Notes payable at December 31, 2000 and 1999 includes the Company's outstanding line of credit obligation to Match, Inc., in the amounts of $1,610,624 and $1,310,021, respectively. Match, Inc. is a company wholly owned by Ronald E. Lusk, Chairman and Chief Executive Officer of the Company. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10.5%; is due on demand; and is unsecured.

Notes payable at December 31, 2000 includes the Company's line of credit obligation to Level 3 Management in the amount of $662,696. The line of credit agreement with Level 3 Management is fully extended; bears interest at 1% over the prime commercial lending rate; is due on demand; and is unsecured.

Notes payable at December 31, 2000 includes various notes from banks, executives and others aggregating $426,567. These notes generally were provided to the Company to support working capital needs; bear interest at approximately 10%; are due on demand; and are unsecured.

NOTE 8:  DISCONTINUED OPERATIONS

In April 2000, the Company announced the formation of Converged Media, Inc. ("CMI") as a new business initiative conceived to pioneer the convergence of radio, telephone, television and the Internet through the use of highly specialized products and services with targeted business and consumer profiles. Effective January 2001, the Company announced the discontinuation of operations of CMI. Net loss from discontinued
operations reported for the year ended December 31, 2000 relates principally to the operations of CMI.

During 2000 and 1999, the Company discontinued all business associated with historic operations. In 1999, the Company discontinued its New England based nursing home operations represented by OHI Corporation as well as its rehabilitative services and medical supply operations represented by Trinity Rehab, Inc. ("Trinity") and Southland Medical Supply, Inc. ("Southland"), respectively.

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

Net current accounts of discontinued operations at December 31, 2000 totaled $6,575,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $850,000 from Trinity; and $1,125,000 from Southland.
NOTE 8:  DISCONTINUED OPERATIONS
(Continued)

Net current accounts of discontinued operations at December 31, 1999 are detailed as follows:
DECEMBER 31, 1999         Prior    Nursing   Trinity  Southlan    Total
                                                          d
                        Ancillari  Operatio   Rehab    Medical   Accounts
                           es         ns
                        $                 $         $ $         $
Accounts  payable   and (870,516)  (3,985,7   (308,17 -         (5,164,41
accrued expenses                        22)        6)           4)
Judgment       creditor (1,964,01                                (1,964,01
obligations                    4)         -         -         -         4)
Loans
                                -  (1,980,2   (2,352,         -  (4,332,98
                                        38)      747)                   5)
Other notes payable                                              (3,010,79
                                -         -   (1,660,  (1,350,0         5)
                                                 795)       00)
Total    net    current         $         $         $         $          $
liabilities             (2,834,53  (5,965,9   (4,321,  (1,350,0  (14,472,2
                               0)       60)      718)       00)        08)

Reductions in net current liabilities of discontinued operations included the reduction of debt obligations through collection of a major receivable balance that was paid directly to the noteholder in the amount of $646,909, collections during 2000 of previously written off accounts receivable of $231,599, conversion of common stock and disposition of stock of companies that are no longer part of the Company's operating structure offset by an increase in a note obligation attributed to settlement of litigation in the amount of $161,376. Approximately $3,700,000 associated with debt forgiveness and disposition of subsidiary companies was credited to Paid-in Capital in the accompanying financial statements. The year ended December 31, 2000 also includes a net gain on settlement of accounts of $145,258 attributable to a note payable. The debt forgiveness, disposition of subsidiary companies and the $145,258 gain on settlement of account were with entities controlled by the Company's Chairman, Chief Executive Officer and President.

Net losses from discontinued operations reported for the period ended December 1999 is detailed as follows:

YEAR  ENDED  DECEMBER   Prior    Nursing   Trinity   Southlan   Total
31, 1999                                                d
                       Ancillar  Operatio   Rehab    Medical   Accounts
                         ies        ns
Revenues               $         $         $         $         $
                       -         11,412,2  3,312,56  7,104,81  21,829,6
                                 76        7         4         57
Operating expenses
                       (512,519  (10,232,  (4,429,0  (7,887,8  (23,061,
                              )      275)       62)       99)      755)
Property and  capital         -
related                          (1,125,7  (190,071  (1,480,0  (2,795,9
                                      67)         )       80)       18)
Net (Loss)             $         $         $         $         $
                       (512,519  54,234    (1,306,5  (2,263,1  (4,028,0
                       )                   66)       65)       16)

NOTE 9: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amounts of $1,610,624 and $1,310,021 at December 31, 2000 and 1999, respectively. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and is unsecured. This note obligation includes accrued interest of approximately $232,000 and $107,000 at December 31, 2000 and 1999, respectively. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at December 31, 2000.

During 2000 and 1999, the Company was obligated to the Chairman, Chief Executive Officer and President as well as to two stockholders in the amount of $67,355 related to a payment made on an obligation of a discontinued business segment. During 2000, the Company converted the debt by issuing 253,595 shares of common stock.

The Company is obligated to its Chief Operating Officer under an arrangement whereby the officer is deferring a portion of his salary as a loan to the Company. In addition, such officer has provided loans to the Company which amounts are included in Notes Payable - related party and other in the accompanying financial statements.

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

In November 1999, the Company voluntarily surrendered the common stock of Southland Medical Supply, Inc., ("Southland"), a wholly owned subsidiary, to Match, Inc. as consideration in satisfaction of Southland's participation in the line of credit note obligation in the amount of
$145,258. In turn, Match, Inc. has proceeded with the liquidation of residual assets represented by Southland's inventory, furniture, fixtures and equipment. At December 31, 2000, the Company reports a current liability associated with the discontinued operations of Southland in the amount of $1,125,000. This obligation results from a working capital credit facility which was guaranteed by the Company.

In August 1999, the Company issued 3,200,000 shares of common stock in connection with converting a note obligation of Trinity Rehab, Inc., a wholly owned subsidiary of the Company, to equity. The outstanding amount of this note obligation upon conversion totaled approximately $800,000. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company held a one-third interest in this note obligation and was the beneficiary of 1,066,667 shares of common stock issued in connection with this transaction. At December 31, 2000, the Company reports a current liability associated with the discontinued operations of Trinity in the amount of $850,000. This obligation results from a working capital credit facility which was guaranteed by the Company.
NOTE 10: LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing loss per share (basic and diluted) from continuing operations:

                                       2000          1999
Net Loss                              $(1,473,0     $(10,894,
                                           66)          212)
Preferred stock dividends             (160,000)     (160,000)


Loss    to   common   shareholders    $(1,633,0     $(11,054,
(numerator)                                66)          212)



Weighted-average number of  shares
of common stock (denominator)       49,574,82     24,258,45
                                    9             3

Potential dilutive securities (2000 and 1999-stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be anti-dilutive.

NOTE 11: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 2000, the 533,333 shares of Series A Senior Convertible Preferred Stock was convertible into 808,000 shares of common stock. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus unpaid dividends, which amounts to $3,030,000 at December 31, 2000. The Company had the option, prior to July 1, 1996, to pay the preferred stock dividends by issuance of Common stock in lieu of cash. The Company did not exercise their option. At December 31, 2000, dividends in arrears yet not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,030,000.

The Series B Preferred Stock is nonvoting and does not pay dividends. The liquidation preference of each share is $1.00 per share.
NOTE 12: STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS

 Stock Option Plans

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

NOTE 12: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS
(Continued)

Non-Redeemable Common Stock Purchase Warrants

During 1994, the Company privately issued Non-Redeemable Common Stock Purchase Warrants for 1,600,000 shares of the Company's Common Stock. Of these, 1,100,000 Non-Redeemable Common Stock Purchase Warrants expired on July 25, 1999. The remaining 500,000 warrants with an exercise price of $1.50 expire July 25, 2004.

In April 2000, in addition to the above private warrants, the Company issued warrants for 1,315,789 shares of common stock at an exercise price of $.76 per share. These warrants were issued in connection with securing a working capital credit facility. Pursuant to the related agreement, twenty-five percent of the warrants are exercisable if loans outstanding equal or exceed $250,000 but are less than $350,000. Thereafter, the warrants are exercisable at varying amounts as borrowings under the credit facility increase. As of December 31, 2000, there are warrants exercisable for 657,896 shares of common stock of the Company.

Private Warrants

At December 31, 2000 and 1999, the Company had outstanding private warrants for the purchase of an aggregate 2,778,848 shares of common stock having a weighted average exercise price of $1.15 per share. Substantially all of these warrants were exercisable at December 31, 2000 and expire from 2001 through 2007.

Under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (``APB") Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has recognized no compensation cost for stock options and warrants for 2000 and 1999. If the Company had recognized compensation cost for the ``fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2000 and 1999 would not have differed materially from actual results.

 NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which occurred under prior management. Management believes that it has sufficiently reserved for these claims in its financial statements at December 31, 2000. Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial position, results of operations or cash flows.

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

The Company is obligated under the terms of an operating lease for its executive and administrative offices located Dallas, Texas. The lease agreement, which term extends to January 2003, requires a monthly lease payment of $7,761, and includes all building costs. Lease expense incurred and relating to this agreement for the year ended December 31, 2000 and 1999 totaled $93,132 and $85,371, respectively.

The Company is obligated under the terms of employment agreements for four of it's executive officers. The terms of the agreements generally range from between one and three years; provide for annual salaries ranging from between $180,000 and $250,000; and include certain other incentive provisions. In addition, certain of these employment agreements provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company's executive officers aggregates approximately $880,000 of which approximately $515,000 is subject to deferred payment arrangements. This excludes provision for the Company's Executive Vice President and Chief Financial Officer. (See Note 14 - Subsequent Events)

NOTE 14: SUBSEQUENT EVENTS

Effective on January 1,2001 the Company's Executive Vice President and Chief Financial Officer resigned. The employment agreement associated with this executive commenced on April 1, 2000, for a term of three years, and provided for annual salary compensation of $220,000. The Company is disputing claims for further compensation to this executive beyond December 31, 2000.

Effective January 2001, the Company announced the discontinuation of operations of Converged Media, Inc., its operating subsidiary involved in the convergence of communications media. (See Note 8 - Discontinued Operations)