Form 10KSB/A
period 2000-12-31
PHOENIX GROUP CORP
filed 2001-05-04
CIK 866970

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

LIABILITIES   AND  STOCKHOLDERS'   EQUITY
(DEFICIT)

CURRENT LIABILITIES
   Notes  payable - related  party  and    $2,699,8   $1,310,0
other                                            87         21
  Accounts payable
                                            684,669    392,177
   Accrued  expenses and other  current
liabilities                                 387,101    685,694
    Net   liabilities  of  discontinued
operations                                 6,575,00   14,472,2
                                                  0         08
      Total current liabilities
                                           10,346,6   16,860,1
                                                 57         00

COMMITMENTS AND CONTINGENCIES                     -          -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred  Stock,  $.001,  250,000,000
shares authorized:
       Series A, 533,333 shares  issued
and outstanding                                 533        533
       Series B, 100,000 shares  issued
and outstanding                                 100        100
    Common  Stock,  $.001  par   value,
50,000,000 shares
        authorized;   58,203,567    and
36,253,495 issued
      or issuable and outstanding in 2000
and 1999, respectively                       58,204     36,253
  Additional Paid-In Capital
                                           45,669,7   38,097,8
                                                 61         36
  Accumulated Deficit
                                           (55,951,   (54,478,
                                               080)       014)

                                           (10,222,   (16,343,
                                               482)       292)

TOTAL   LIABILITIES   AND   STOCKHOLDERS'  $124,175   $516,808
EQUITY (DEFICIT)
The accompanying notes are an integral part of these consolidated financial statements