Form 10QSB
period 2001-03-21
PHOENIX GROUP CORP
filed 2001-05-09
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-Q SB

  [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                             or

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



     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         __X__YES      ____ NO

     As of April 30, 2001, there were 69,155,850 shares of Common Stock issued or issuable and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure  Format      ____
     YES      __X__ NO




                THE PHOENIX GROUP CORPORATION
                        FORM 10-Q SB
                      TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        1

Item 1.    Financial Statements                         1
                Consolidated Balance Sheets
                   March 31, 2001 and December 31, 2000     1

                Consolidated Statements of Operations
          for the periods ended March 31, 2001 and 2000     2

                Consolidated Statements of Cash Flows for
                    the three months ended March 31, 2001 and
2000      3

                 Notes  to  Consolidated Financial Statements
4

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    7

Item  3.    Quantitative  and Qualitative  Information  About
Market Risk                                             9

Part II.   OTHER INFORMATION                           10

Item 1.    Legal Proceedings                           10

Item 2.    Changes in Securities and Use of Proceeds   10

Item 3.    Defaults upon Senior Securities             10

Item  4.     Submission  of Matters to  a  Vote  of  Security
Holders                                                10

Item 5.    Other Information                           10

Item                      6.                         Exhibits
10

Signatures


Part I.   Financial Information
Item 1:   Financial Statements


                THE PHOENIX GROUP CORPORATION
                 CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2001 AND DECEMBER 31, 2000
                         (unaudited)




                                        March 31, December 31,
ASSETS                                     2001       2000

CURRENT ASSETS
   Cash  and cash equivalents           $               1,502
$ 1,627
  Deposits and other                     81,818      32,542
     Total current assets                83,320      34,169

PROPERTY AND EQUIPMENT, net              65,693      75,808

OTHER     ASSETS                                       43,985
14,198

TOTAL ASSETS                            $192,998   $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable - related party and other                  $
2,854,813                               $2,699,887
  Accounts payable                       829,760    684,669
     Accrued   expenses   and   other   current   liabilities
620,191                                387,101
    Net   current  liabilities  of  discontinued   operations
6,570,000                              6,575,000

   Total  current liabilities              10,874,764 10,346,
657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  Stock,  $.001  par  value,  5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued  and  outstanding
533                                    533
      Series   B,   100,000  shares  issued  and  outstanding
100                                    100
    Common   Stock,  $.001  par  value,  250,000,000   shares
authorized; 69,155,850
         and 58,203,567 issued or issuable and outstanding in
2001 and 2000,
        respectively                     69,156      58,204
     Additional    Paid-In   Capital               46,218,661
45,669,761
   Accumulated Deficit                  (56,970,216)  (55,951
,080)

                                        (10,681,766)(10,222,4
82)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $192,998   $124,175




  The accompanying notes are an integral part of these consolidated financial statements.
                     THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                         (unaudited)


                                 Three Months Ended

March 31
                                          2001        2000

Operating Expenses
  General and administrative           $846,352    $1,072,473

Loss from continuing operations before other income
   (expense)                             (846,352)    (1,072,
473)

Other income (expense)
            Other     income                                -
3,442
       Interest expenses                (117,903)   (53,459)
         Depreciation  and  amortization             (10,862)
(9,068)

                                        (128,765)   (59,085)
Loss from continuing operations
       before  discontinued  operations             (975,117)
(1,131,558)

Discontinued Operations
    Net gain (loss) on settlement
          of discontinued accounts      (23,450)    145,258
      Net   loss   from   operations                 (20,569)
(27,912)

     Gain (loss) from discontinued operations        (44,019)
117,346

Net  Loss                               $(1,019,136)$     (1,
014,212)


Basic and Diluted Loss per Share
    Continuing operations              $   (.02)   $(.03)
    Discontinued operations                   -        -
Loss per Common Share                  $   (.02)   $(.03)


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                         (unaudited)



                                 Three Months Ended
                                        March 31,  March 31,
                                           2001       2000
OPERATING ACTIVITIES

   Net  loss                             $(1,019,136)$(1,014,
212)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        10,862      29,068
     Provision for doubtful accounts receivable             -
-
     Common  stock issued for services rendered       459,237
651,200
  Changes in
    Accounts receivable                       -           -
           Inventory                                        -
-
            Prepaid         expenses        and         other
49,276
(319)
      Notes  payable  -  related  party  and  other..........
154,926                                 -
        Accounts     payable     and     accrued     expenses
378,181                             9,442
      Net  current  liabilities  of  discontinued  operations
-                                   230,552

     Net  cash  provided  (utilized) by operating  activities
33,346                              (94,269)

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment             (747)
(3,392)
           Changes          in          other          assets
(32,724)                                     (1,677)

   Net  cash  provided  (utilized)  by  investing  activities
(33,471)                            (5,069)

FINANCING ACTIVITIES
  Short-term borrowings, net                  -      83,536
  Proceeds of long-term debt, net             -           -

   Net  cash  provided  (utilized)  by  financing  activities
-                                   83,536

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS          (125)     (15,802)
    Cash   and   cash   equivalents,  beginning   of   period
1,627                               15,802

  Cash and cash equivalents, end of period         $  1,502 $
-



The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.







                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2001 AND 2000


NOTE   1:   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

During interim periods, The Phoenix Group Corporation ("The Company") follows the accounting policies set forth in its Annual Report on Form 10-K SB filed with the Securities and Exchange Commission. Users of financial information produced in interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

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

Business

The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware Corporation organized in June 1988. Phoenix has predominately been engaged in providing healthcare management and ancillary services to the long-term care industry. During 1999 and 2000, the Company discontinued all operations associated with its historic businesses. New management of the Company has undertaken to implement a strategic business plan to reposition Phoenix through new growth initiatives involving targeted business acquisitions in the home health care industry.

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

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.
                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2001 AND 2000


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

Reclassifications

Certain   reclassifications,  particularly   related   to   the
presentation of discontinued operations, have been made to 2000 amounts to conform to the 2001 presentation.

NOTE 2: GOING CONCERN

For the three months ended March 31, 2001, the Company reported a net loss from continuing operations of $975,117. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Recent operating losses reported by the Company from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At March 31, 2001, the Company reports a working capital deficit of $10,791,444. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended March 31, 2001, the Company issued an aggregate of 10,952,283 shares of common stock having a market value of $559,852. This included 8,282,460 shares of common stock valued at $415,377 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 935,191 shares of common stock valued at $43,860 for consulting and professional services rendered to the Company; 1,234,632 shares of common stock valued at $77,165 for working capital realized during 2000; and, 500,000 shares of common stock valued at $23,450 to satisfy accounts payable.

                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Continued)

During the quarter ended March 31, 2000, the Company converted approximately $895,292 of debt (including accrued, but unpaid interest of approximately $57,175) related to discontinued operations through the issuance of 2,212,281 shares of the Company's common stock. $241,667 of the converted debt (927,859 shares of the Company's common stock) was held by Executive Officers of the Company.

In March 2000, the Board of Directors approved the issuance of 1,669,546 shares of common stock to the Company's Chairman and Chief Executive Officer and 1,5202,580 shares of common stock to the former President of the Company in lieu of accrued salaries at December 31, 1999, of $475,000.

In March 2000, the Company authorized the issuance of 7,400,000 shares of common stock in connection with the appointment of a new Executive Vice President of the Company who will also serve in the capacity of President of Healthcare Information Technologies, Inc. ("HIT"), the recently acquired and wholly owned subsidiary of the Company. The Company entered into an employment agreement with this executive effective January 1, 2000 for a period of three years with an annual compensation level of $240,000. The employment contract terms are substantially similar to those used for other Company executives. The issuance of the shares resulted in a one-time, non-cash, charge to operations of $651,200 for the quarter ended March 31, 2000. Operations associated with HIT were subsequently discontinued during 2000, together with the employment agreement involving the associated executive officer.

NOTE 4: DISCONTINUED OPERATIONS

In April 2000, the Company announced the formation of Converged Media, Inc. ("CMI") as a new business initiative conceived to pioneer the convergence of radio, telephone, television and the Internet through the use of highly specialized products and services with targeted business and consumer profiles. Effective January 2001, the Company announced the discontinuation of operations of CMI. Net loss from discontinued operations reported for the quarter ended March 31, 2001 relates principally to the operations of CMI.

Net current accounts of discontinued operations at March 31, 2001 and December 31, 2000 totaled $6,575,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $850,000 from Trinity; and $1,125,000 from Southland.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 2001.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amounts of $1,731,025 and $1,610,624 at March 31, 2001 and December 31, 2000,
respectively. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and is secured by pledges of substantially all assets of the Company. This note obligation includes accrued interest of approximately $275,000 and $232,000 at March 31, 2001 and December 31, 2000,
respectively.   To  date, there have been no interest  payments
made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company.

                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2001 AND 2000


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

NOTE 8: SUBSEQUENT EVENTS

Effective on May 4, 2001 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding common stock of Lifeline Home Health Services, Inc. and Lifeline Managed Home Care ("Lifeline"). The purchase consideration associated with this acquisition is non-cash and includes issuance of the Company's Common Stock. Lifeline, based in Dallas, Texas, is the second largest home health company serving the greater metropolitan Dallas / Fort Worth market area. Lifeline reports annualized operating revenues approximating $7 million and currently services over twenty local area counties. This stock purchase acquisition of Lifeline represents the first of a series of transactions contemplated by the Company. In connection with this event, the Company has announced the aggressive implementation of its business strategy embarking upon a rollup effort involving the home health care industry.

Item  2:   Management's  Discussion And Analysis  Of  Financial
Condition And Results Of Operations

Forward Looking Statements

This form 10-QSB includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such statements reflect significant assumptions, risks and subjective judgments by the Company's management concerning anticipated results. These assumptions and judgments may or may not prove to be correct. Moreover such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contemplated in such forward-looking statements. Forward-looking statements speak only as to the date hereof.

Business and Business Strategy

The Company has evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, the Company has identified the home health care industry where it intends to embark upon a rollup strategy in this undercapitalized and fragmented business sector. In deploying an aggressive acquisition program, the Company's business and growth strategy includes standardizing technology, implementing a centralized billing system and eliminating real estate and related administrative overhead through market consolidation. The ability of the Company to complete targeted business acquisitions will transform the Phoenix Group Corporation into one of the more progressive and premier operators in this segment of the health care industry. The Company has completed its first of a series of such acquisitions and has received indications from sources of capital needed to fund its continued growth initiatives. The Company intends to capitalize on the pursuit of several undervalued opportunities that have been identified.





Item  2:   Management's  Discussion And Analysis  Of  Financial
Condition And Results Of Operations
(Continued)

The Company's decision to re-enter the health care industry was based upon its evaluation of diminished uncertainties relating to Medicare; implementation of the associated Prospective Payment System (PPS); prospects to capitalize on the Company's management and related health care expertise; prevailing trends promoting reorganizations and advanced technology capabilities; and the prevalent opportunities existing within this business sector.


Results of Operations

During 2000 through January 2001, new management of the Company completed a strategic initiative to exit its under-performing and historic business activities. Having divested of all previous business segments, the Company believes it is more effectively positioned to pursue growth and development opportunities contemplated by new management's business plan. This involves the Company emerging, principally through growth by business acquisitions targeted in the home health care industry. A critical component of successfully implementing the new business plan will be the Company's ability to secure sufficient capital to sustain its continuing operating needs and corporate obligations.

The Company's consolidated financial statements reflect a loss from continuing operations of $975,117 for the quarter ended March 31, 2001, compared with a net loss from continuing operations of $1,159,470 for the prior year quarter ended March 31, 2000. The reported losses for both periods represent general and administrative expenses reported by the Company and are exclusively related to corporate expenses and related corporate overhead.

Significant components of general and administrative expenses for the quarter ended March 31, 2001 include $449,900 in executive compensation satisfied principally through the issuance of the Company's common stock; general payroll and related benefits of corporate staff totaling $156,498; professional fees totaling $131,708; and other corporate administrative and office expenses totaling $85,708.

Significant components of general and administrative expenses for the quarter ended March 31, 2000 include accrued executive compensation of $178,750, a non-cash charge for executive compensation related to a stock grant for an executive officer of the company of $651,200, professional fees of $142,825, salaries and wages of $80,000 and other expenses of $66,757. Other income for the quarter ended March 31, 2000 totaled $42,589, the majority of which represented collections of previously written off accounts receivable of discontinued operations

Depreciation and amortization for the quarter ended March 31, 2001 relates exclusively to corporate furniture, fixtures and equipment. Depreciation and amortization for the quarter ended March 31, 2000 totaled $29,068 with $20,000 representing amortization of intangibles that were acquired in 1999.

Interest expense reported for the quarterly periods represents accrued amounts associated with corporate note obligations.

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






Item  2:   Management's  Discussion And Analysis  Of  Financial
Condition And Results Of Operations
(Continued)


Liquidity and Capital Resources

During 2000 through January 2001, the Company completed discontinuing all prior business segments that have historically generated significant operating losses. At March 31, 2001 and December 31, 2000, the Company reports a negative working capital deficit of $10,791,444 and $10,312,488, respectively, and, as discussed in Note 2 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations. Moreover, the Company, having discontinued all operations and sources of revenue, is critically dependent upon developing new sources of revenue to provide working capital. New management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

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

At March 31, 2001 and December 31, 2000, the Company reports virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The sole source of immediate cash for the Company is from the line of credit agreement it has established with Match, Inc. This line of credit facility is for an amount of up to $2 million and is reported outstanding at March 31, 2001 and December 31, 2000 in the amounts of $1,731,025 and $1,610,624, respectively. This loan agreement is a demand note payable and accrues interest at approximately 10%. There can be no assurance that additional funding under this credit agreement will be available or extended.

Notes payable - related party and other at March 31, 2001, totaled $2,854,813 representing principally working capital financing from Match, Inc. ($1,731,025); bank and third party notes ($862,698); and notes payable from officers of the Company ($258,090). Comparable amounts are reported at December 31, 2000

Accounts  payable at March 31, 2001, totaled $829,760  compared
to  $684,669  at  December 31, 2000.   Such  amounts  primarily
reflect   accrued  legal,  professional  and  other   corporate
expenses associated with the periods.

Accrued expenses and other current liabilities at March 31, 2001 totaled $620,191 compared with $387,101 at December 31, 2000. Components reported at March 31, 2001 include accrued interest on all corporate obligations ($430,850); accrued salaries and wages and related accounts ($104,166); and other accrued corporate expenses ($85,175). Amounts reported at December 31, 2000 primarily related to accrued interest on all corporate obligations.


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

Item 2:  Changes In Securities and Use of Proceeds

During the quarter ended March 31, 2001, the Company issued an aggregate of 10,952,283 shares of common stock having a market value of $559,852. This included 8,282,460 shares of common stock valued at $415,377 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 935,191 shares of common stock valued at $43,860 for consulting and professional services rendered to the Company; 1,234,632 shares of common stock valued at $77,165 for working capital realized during 2000; and, 500,000 shares of common stock valued at $23,450 to satisfy accounts payable.

During the quarter ended March 31, 2000, the Company issued 3,172,126 shares of its common stock to its Chairman and Chief Executive Officer and former President in lieu of accrued compensation at December 31, 1999 of $475,000. During the quarter ended March 31, 2000, the Company issued 7,400,000 shares of its common stock in connection with the appointment of a new Executive Vice President of the Company who served as President of Healthcare Information Technologies, Inc., a wholly-owned subsidiary.

In April 2000, the Company converted $118,750 of accrued compensation of executive officers for the quarter ended March
31, 2000 into 540,339 shares of the Company's common stock.


Item 3:  Defaults Upon Senior Securities

None


Item 4:  Submission Of Matters To A Vote Of Security Holders

None


Item 5:  Other Information

None


Item 6:  Exhibits And Reports On Form 8-K

(a)  Exhibits - None

(b) The Company has filed herewith the following report on Form 8-K relating to the first quarter of 2001:

     Date           Items Reported
     5/9/01              Disposition of Converged Media, Inc.












Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE PHOENIX GROUP CORPORATION

                                May 9, 2001

                              By: Ronald E. Lusk
                              Chairman  of the Board, President
                         and
                              Chief Executive Officer