Form 10QSB
period 2001-06-30
PHOENIX GROUP CORP
filed 2001-08-15
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-Q SB

  [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                             or

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

          801 E. Campbell Rd., Richardson, TX 75081
  (Address of principal executive offices)      (Zip Code)

                        214-382-3630
      (Issuer's telephone number, including area code)

               Former name, former address and
               former fiscal year, if changed
                      since last report

     4514 Travis Street, Suite 330, Dallas, Texas 75205



     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         __X__YES      ____ NO

     As of July 31, 2001, there were 80,563,131 shares of Common Stock issued or issuable and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure  Format      ____
     YES      __X__ NO




                THE PHOENIX GROUP CORPORATION
                        FORM 10-Q SB
                      TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        1

Item 1.    Financial Statements                         1
                Consolidated Balance Sheets
                   June 30, 2001 and December 31, 2000  1

                Consolidated Statements of Operations
          for the periods ended June 30, 2001 and 2000  2

                Consolidated Statements of Cash Flows for
                     the three months ended June 30, 2001 and
2000      3

                 Notes  to  Consolidated Financial Statements
4

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    7

Item  3.    Quantitative  and Qualitative  Information  About
Market Risk                                            10

Part II.   OTHER INFORMATION                           10

Item 1.    Legal Proceedings                           10

Item 2.    Changes in Securities and Use of Proceeds   10

Item 3.    Defaults Upon Senior Securities             10

Item  4.     Submission  of Matters to  a  Vote  of  Security
Holders                                                10

Item 5.    Other Information                           10

Item 6.    Exhibits                                    10

Signatures

Part I.   Financial Information
Item 1:   Financial Statements

                  THE PHOENIX GROUP CORPORATION
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2001 AND DECEMBER 31, 2000
                           (unaudited)



                                         June 30, December 31,
ASSETS                                     2001       2000

CURRENT ASSETS
   Cash  and  cash equivalents              $     204,901       $
1,627
   Accounts Receivable - Net.................             845,012
0
     Inventory                                             32,741
0
    Deposits   and  other                                 175,705
32,542
       Total   current   assets                         1,258,359
34,169

PROPERTY    AND   EQUIPMENT,   net                          82,14
275,808

GOODWILL  - Net of Amortization..............           1,761,719
0

OTHER      ASSETS                                          78,729
14,198

TOTAL ASSETS                            $3,180,949 $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes  payable  - related party  and  other                  $
4,676,006                               $2,699,887
  Accounts payable                       1,487,476  684,669
     Accrued    expenses    and   other    current    liabilities
961,634                                387,101
     Deferred   Revenue.....................              189,095
0
     Net   current   liabilities   of   discontinued   operations
6,740,000                              6,575,000

  Total current liabilities              14,054,211 10,346,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value, 5,000,000 shares authorized:
      Series   A,   533,333   shares   issued   and   outstanding
533                                    533
      Series   B,   100,000   shares   issued   and   outstanding
100                                    100
   Common  Stock, $.001 par value, 250,000,000 shares authorized;
80,563,131
        and 58,203,567 issued or issuable and outstanding in 2001
and 2000,
        respectively                     80,563      58,204
      Additional     Paid-In    Capital                46,814,424
45,669,761
  Accumulated Deficit                  (57,768,882) (55,951,080)

                                      (10,873,262)(10,222,482)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $3,180,949 $124,175



   The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.
                 PHOENIX HEALTHCARE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                           (UNAUDITED)



                                   Three Months     Six Months Ended
                                       Ended            June 30,
                                     June 30,
                                   2001     2000     2001      2000
Revenue                                $         $        $  $
                                 395,391         0  395,391  0

Operating Expenses
            General          and       $         $        $         $
administrative............       831,057   576,600  1,677,4  1,696,13
                                                         09         2

Loss  from continuing operations
before other income              (435,66   (576,60  (1,282,  (1,696,2
  (expense) ....................      6)        0)     018)       32)

Other income (expense)
       Other   income  (expense)
 ............                     197,125    30,309  197,125    72,898
           Interest      expense
 .................                (109,75   (90,349  (227,65  (143,808
                                      4)         )       7)         )
           Depreciation      and
amortization ...........         (61,869   (29,344  (72,731  (58,412)
                                       )         )        )


                                  25,502   (89,384  (103,26  (129,322
                                                 )       3)         )
Loss from continuing operations
         Before     discontinued
operations ..........            (410,16   (665,98  (1,385,  (1,825,5
                                      4)        4)     281)       54)

Discontinued Operations
        Net   gain   (loss)   on
settlement    of    discontinued (388,50   403,508  (411,95   548,766
accounts                              2)                 2)
      Net  loss  from operations
 ..............                         0   (109,10 (20,569   (109,100
                                                0) )                )

         Gain    (loss)     from
discontinued operations.......   (388,50   294,408  (432,52   439,666
                                      2)                 1)

Net Loss ....................          $         $        $         $
                                 (798,66   (371,57  (1,817,  (1,385,8
                                      6)        6)     802)       88)


Basic and Diluted Loss per Share
   Continuing Operations               $         $        $         $
                                   (.01)     (.02)    (.02)     (.05)
   Discontinued Operations                            (.01)
                                       -       .01                .01
Loss per Common Share                  $         $        $         $
                                   (.01)     (.01)    (.03)     (.04)

                  THE PHOENIX GROUP CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                           (unaudited)



                                        Six Months Ended
                                         June 30,   June 30,
                                           2001       2000
OPERATING ACTIVITIES
Net loss                                                      $(1,798,356)
$(1,385,788)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        73,285      58,412
    Provision for doubtful accounts receivable            -      -
    Common stock issued for services rendered       666,048      685,475
  Changes in
    Accounts receivable                 (845,012)         -
                 Inventory                                        (32,741)
-
       Prepaid    expenses   and   other                         (123,163)
(22,740)
       Notes    payable    -    related    party    and    other..........
2,141,119                           -
      Accounts   payable  and  accrued  expenses                 1,377,340
173,086
        Deferred    Revenue                                        189,095
-
          Goodwill.....................                        (1,832,054)
-
     Net  current liabilities of discontinued operations           229,874
(206,460)

       Net    cash    provided   (utilized)   by   operating    activities
45,435                              (698,015)

INVESTING ACTIVITIES
  Purchase of property and equipment           (28,730)     (20,001)
    Changes   in   other   assets                                 (64,531)
(69,676)

   Net cash provided (utilized) by investing activities           (93,261)
(89,677)

FINANCING ACTIVITIES
  Short-term borrowings, net                  -     796,765
  Private Placement of securities       251,100           -

   Net  cash provided (utilized) by financing activities           251,100
796,765

INCREASE (DECREASE) IN CASH
               AND    CASH   EQUIVALENTS                           203,274
9,073
    Cash  and  cash  equivalents,  beginning  of  period             1,627
15,802

  Cash and cash equivalents, end of period         $204,901 $    24,875



The accompanying notes are an integral part of these consolidated financial statements.







                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED JUNE 30, 2001 AND 2000


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

Business

The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware Corporation organized in June 1988. Phoenix has predominately been engaged in providing healthcare management and ancillary services to the long-term care industry. During 1999 and 2000, the Company discontinued all operations associated with its historic businesses. New management of the Company has undertaken an initiative to implement a strategic business plan to reposition Phoenix through new growth initiatives involving targeted business acquisitions in the home health care industry.

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





                   PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED JUNE 30, 2001 AND 2000

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

NOTE 2: GOING CONCERN

For the six months ended June 30, 2001, the Company reported a net loss from continuing operations of $1,817,802. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Recent operating losses reported by the Company from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At June 30, 2001, the Company reports a working capital deficit of $10,873,262. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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

On May 4, 2001, the Company consummated a transaction pursuant to which it acquired all of the common stock of Lifeline Home Health, Inc. (Lifeline), including its wholly owned subsidiary, Lifeline Managed Care, Inc., representing all of the issued and outstanding shares of the company. The purchase price paid for Lifeline was the assumption of the balance sheet liabilities to the extent that it exceeded assets. The acquisition was accounted for under the purchase method of accounting with assets acquired of $1,161,297 and liabilities assumed of 2,973,352. Lifeline's results have been included in our consolidated financial statements effective June 1, 2001. Lifeline, based in Dallas, Texas, is the second largest home
health             company             serving              the

                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED JUNE 30, 2001 AND 2000

NOTE 3:  SIGNIFICANT TRANSACTIONS
(Continued)

greater metropolitan Dallas / Fort Worth market area. Lifeline reports annualized operating revenues approximating $7 million and currently services over twenty local area counties

In April 2000, the company entered into a credit agreement with Level 3 Management to provide the Company a line of credit not to exceed $1,000,000. A stockholder of the Company is an owner of Level 3 Management. At June 30, 2001, $662,696 is outstanding under the Line. Proceeds of the line were used for working capital purposes and no additional amounts will be borrowed under the line. Warrants for 1,315,789 shares of the Common Stock were issued under the agreement at an exercise price of $.76 per share.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended June 30, 2001, the Company issued an aggregate of 11,407,281 shares of common stock having a market value of $565,233. This included 2,816,132 shares of common stock valued at $123,856 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 1,907,656 shares of common stock valued at $107,019 for consulting and professional services rendered to the Company; and 5,018,333 shares of common stock valued at $251,100 for working capital realized during 2000.

During the quarter ended June 30, 2001, the Company issued stock relating to discontinued operations through the issuance of 1,665,160 shares of the Company's common stock valued at $83,258.

NOTE 5: DISCONTINUED OPERATIONS

Net current accounts of discontinued operations at June 30, 2001 totaled $6,740,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $1,015,000 from Trinity; and $1,125,000 from Southland. Net current accounts of discontinued operations at December 31, 2000 totaled $6,575,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $850,000 from Trinity; and $1,125,000 from Southland.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at June 30, 2001.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amounts of $1,745,664 and $1,610,624 at June 30, 2001 and December 31, 2000,
respectively. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and is secured by pledges of substantially all assets of the Company. This note obligation includes accrued interest of approximately $310,000 and $232,000 at June 30, 2001 and December 31, 2000,
respectively.   To  date, there have been no interest  payments
made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company.

NOTE 8: SUBSEQUENT EVENTS

Effective on July 1, 2001, the Company terminated its occupancy at 4514 Travis St., Suite 330, Dallas, TX 75205. Included on the balance sheet are certain leasehold improvements associated with this lease, with an amortized value of approximately $21,000. The removal of this asset in July of 2001 will result in a loss of $21,000.


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

Business and Business Strategy

The Company evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, the Company identified the health care industry where it embarked upon an aggressive rollup strategy in this undercapitalized and fragmented business sector. The Company's business and growth strategy includes standardizing technology, implementing a centralized billing system and eliminating real estate and related administrative overhead through market consolidation. The ability of the Company to complete targeted business acquisitions will transform the Phoenix Group Corporation into one of the more progressive and premier operators in the health care industry.

The Company has completed its first of a series of such acquisitions and has received positive indications from sources of capital needed to fund its continued growth initiatives. The Company intends to capitalize on the pursuit of several undervalued opportunities that have been identified and are currently under various stages of due diligence.

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

The Company's consolidated financial statements reflect a loss from continuing operations of $798,666 for the quarter ended June 30, 2001, compared with a net loss from continuing operations of $371,576 for the prior year quarter ended June 30, 2000.

Revenues totaling $395,391 for the quarter ending June 30, 2001 are attributable to the May 4, 2001 acquisition of Lifeline.
No revenues were recorded in the quarter ending June 30, 2000.

Other income for the quarter ended June 30, 2001 totaled $197,125, and represented a one-time collection of revenues relating to the settlement of previously written off accounts receivable due from Medicare to Lifeline. Other income for the quarter ended June 30, 2001 of $30,309 represented collections of previously written off accounts receivable of discontinued operations.

Depreciation and amortization for the quarter ended June 30, 2001 totaled $61,869, of which $50,335 represents amortization of intangibles associated with the acquisition of Lifeline. Depreciation and amortization for the quarter ended June 30, 2000 totaled $29,344, with $20,000 representing amortization of intangibles.

2:  Management's Discussion And Analysis Of Financial Condition
And Results Of Operations
(Continued)

Interest expense for the quarter ended June 30, 2001 was $109,754 compared to $90,349 for the quarter ended June 30, 2000. The increase is due primarily to interest on the Level 3
Line of Credit.

In the quarter ended June 30, 2001, the company incurred a loss related to settlement of discontinued operations of ($388,502).
In the quarter ended June 30, 2000, the company incurred gains on settlement of discontinued operations of $403,508.

Significant components of general and administrative expenses for the quarter ended June 30, 2001 include $62,942 in executive compensation satisfied principally through the issuance of the Company's common stock; general payroll and related benefits of both the corporate and the nursing staff totaling $435,483; professional fees totaling $115,746; insurance expense totaling $56,030; rent expense totaling $36,250; travel and other related expenses of $28,417; and other corporate administrative and office expenses totaling $96,189.

Significant components of general and administrative expenses for the quarter ended June 30, 2000 include accrued executive compensation of $180,000, a non-cash charge for executive compensation related to a stock grant for an executive officer of the company of $34,275, professional fees of $267,000, salaries and wages of Converged Media of $81,500 and other expenses of $122,925. Other income for the quarter ended June 30, 2000 totaled $42,589, the majority of which represented collections of previously written off accounts receivable of discontinued operations.

The Company's consolidated financial statements reflect a loss from continuing operations of $1,817,802 for the six months ended June 30, 2001, compared with a net loss from continuing operations of $1,385,788 for the prior year six months ended June 30, 2000. Significant expenses for the six months ending June 30, 2001 include $512,842 in executive compensation, satisfied primarily through the issuance of common stock, general payroll and benefits of the nursing and corporate staff of $591,981, professional fees totaling $247,454 and other corporate and administrative office expenses totaling $325,132. The expenses for the six months ending June 30, 2000 include non cash charges of $685,475 related to stock grants to officers of the Company, salaries of $438,750, professional fees of approximately $399,825, expenses relating to Converged Media of $109,100, and other expenses of $172,082. Depreciation and amortization expense for the six months ended June 30, 2001 was $73,285, compared to $58,412 for the same period in 2000. The increase is principally due to amortization of the intangibles associated with the purchase of Lifeline.

Interest expense for the six months ended June 30, 2001 and 2000 was $227,657 and $143,808 respectively. The increase is principally attributable to interest on notes associated with increased borrowings related to the Level 3 line of credit.

Liquidity and Capital Resources

During 2000 through January 2001, the Company completed discontinuing all prior business segments that have historically generated significant operating losses. At June 30, 2001 and December 31, 2000, the Company reports a negative working capital deficit of $10,873,262 and $10,312,488, respectively, and, as discussed in Note 2 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations. Management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

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

At June 30, 2001 and December 31, 2000, the Company reports virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The primary source of immediate cash for the Company is from the line of credit agreement it has established with Match, Inc. This line of credit facility is for an amount of up to $2 million and is reported outstanding at June 30, 2001 and December 31, 2000 in the amounts of $1,745,664 and $1,610,624, respectively. This loan agreement is a demand note payable and accrues interest at approximately 10%. There can be no assurance that additional funding under this credit agreement will be available or extended.

Item  2:   Management's  Discussion And Analysis  Of  Financial
Condition And Results Of Operations
(Continued)

Notes payable - related party and other at June 30, 2001, totaled $4,676,006 representing working capital financing from Match, Inc. ($1,745,664); bank and third party notes ($862,698); and notes payable to officers of the Company ($290,951). Comparable amounts are reported at December 31, 2000. Notes payable assumed in the Lifeline acquisition include notes payable to banks and third parties of ($1,245,546) and notes payable to the former owners of Lifeline of ($531,147).

Accounts payable at June 30, 2001, totaled $1,487,476 compared to $684,669 at December 31, 2000. Such amounts reflect accrued legal, professional and other corporate expenses associated with the periods, along with accounts payable assumed in the Lifeline acquisition of $622,786.

Accrued expenses and other current liabilities at June 30, 2001 totaled $981,634 compared with $387,101 at December 31, 2000. Components reported at June 30, 2001 include accrued interest on all corporate obligations ($518,213); accrued salaries and wages and related accounts ($259,138); and other accrued corporate expenses ($204,283). Amounts reported at December 31, 2000 primarily related to accrued interest on all corporate obligations.

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

Item 2:  Changes In Securities and Use of Proceeds

During the quarter ended June 30, 2001, the Company issued an aggregate of 11,407,281 shares of common stock having a market value of $565,233. This included 2,336,132 shares of common stock valued at $123,856 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 1,907,656 shares of common stock valued at $107,019 for consulting and professional services rendered to the Company; 5,018,333 shares of common stock valued at $251,100 for working capital realized during 2000; and 1,665,160 shares of common stock valued at $83,258 related to settlement of debts from discontinued operations.

During the quarter ended June 30, 2000, the Company issued 790,339 shares of its common stock to executives of the company; 250,000 shares of its common stock in connection with a settlement of litigation; and 750,000 shares of common stock associated with acquiring rights, titles, properties and intellectual property related to Converged Media.

Item 3:  Defaults Upon Senior Securities

None


Item 4:  Submission Of Matters To A Vote Of Security Holders

None


Item 5:  Other Information

None

Item 6:  Exhibits And Reports On Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE PHOENIX GROUP CORPORATION

                                 August 13, 2001

                              By: Ronald E. Lusk
                              Chairman  of the Board, President
                         and
                              Chief Executive Officer