Form 10QSB
period 2001-09-30
PHOENIX GROUP CORP
filed 2001-11-15
CIK 866970

- 1 -





             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-Q SB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                             or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ____________

               Commission file number 0-20354

                The Phoenix Group Corporation
  (Exact name of small business issuer as specified in its
                          charter)

     Delaware                                 23-2596710
(State or other jurisdiction of              I.R.S. Employer
                     Identification No.
          incorporation of organization)

  810 E. Campbell Rd., Suite 345, Richardson, Texas  75081
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

     As of November 13, 2001, there were 82,584,916 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure  Format      ____
     YES      __X__ NO

                THE PHOENIX GROUP CORPORATION
                        FORM 10-Q SB
                      TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        3

Item 1.    Financial Statements                         3
                Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000    3

                Consolidated Statements of Operations
           for the three and nine months ended  September 30,
2001 and 2000                                           4

                Consolidated Statements of Cash Flows for
                     the nine months ended September 30, 2001
and 2000                                               5

                 Notes  to  Consolidated Financial Statements
6

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    9

Item  3.    Quantitative  and Qualitative  Information  About
Market Risk                                            11

Part II.   OTHER INFORMATION                           11

Item 1.    Legal Proceedings                           11

Item 2.    Changes in Securities and Use of Proceeds   11

Item 3.    Defaults upon Senior Securities             12

Item  4.     Submission  of Matters to  a  Vote  of  Security
Holders                                                12

Item 5.    Other Information                           12

Item                      6.                         Exhibits
12

Signatures

Part I.   Financial Information
Item 1:   Financial Statements













                THE PHOENIX GROUP CORPORATION
                 CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



                                        (UNAUDITED)(UNAUDITED)
                                      September 30,December 3
1,
ASSETS                                     2001       2000

CURRENT ASSETS
  Cash and cash equivalents             $ 3,553    $  1,627
  Accounts Receivable                    951,614          -
  Inventory                              47,491           -
  Prepaid expenses and other             101,884     32,542
     Total current assets                1,104,542   34,169

PROPERTY AND EQUIPMENT, net              69,197      75,808
OTHER ASSETS
  Security Deposits                      17,216      14,198
  Intangible assets, net                 1,707,714        -

TOTAL ASSETS                            $2,898,669 $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                         $4,808,506         $
2,699,887
  Accounts payable                       1,504,211  684,669
     Accrued   expenses   and   other   current   liabilities
1,218,608                              387,101
  Deferred Revenue                       136,156
    Net   current  liabilities  of  discontinued   operations
6,740,000                              6,575,000

   Total  current liabilities              14,407,481 10,346,
657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  Stock,  $.001  par  value,  5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued  and  outstanding
533                                    533
      Series   B,   100,000  shares  issued  and  outstanding
100                                    100
    Common   Stock,  $.001  par  value,  250,000,000   shares
authorized; 82,584,916
         and  53,550,852 issued and outstanding in  2001  and
2000, respectively                       82,585      58,204
   Additional Paid-In Capital            46,429,856   45,669,
761
   Accumulated Deficit                  (58,021,886)  (55,951
,080)

                                        (11,508,812)(10,222,4
82)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $2,898,669 $124,175




  The accompanying notes are an integral part of these consolidated financial statements.


                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                         (UNAUDITED)



                                    Three Months   Nine Months Ended
                                       Ended         September 30,
                                   September 30,
                                    2001     2000    2001      2000
Revenues.....................     $        $       $         $
                                  1,159,8  27,213  1,555,2   27,213
                                  29               20
Cost                          of
Revenues.................         522,995  111,760 784,000   111,760
                           Gross
Margin....................

                                  636,834  (84,547 771,220   (84,547
                                           )                 )
Operating Expenses
  Selling
                                           39,028            48,659
    General  and  Administrative
 .............                     1,285,5  734,083 2,701,9   2,535,8
                                  49               53        63


                                  1,285,5  773,111 2,701,9   2,584,5
                                       49          53        22
Loss  from continuing operations
before other income               (648,71  (857,65 (1,930,   (2,669,
                       (expense)       5)  8)      733)      069)
 .....................

Other income (expense)
       Other   income  (expense)
 .............                              12,326  197,125    91,402
           Interest      expense
 .................                 (111,53  (71,140 (339,19   (214,94
                                       3)  )       0)           8)
           Depreciation      and
amortization .........            (15,128  (30,944 (87,859   (89,356
                                        )  )       )         )


                                  (126,66  (89,758 (229,92   (212,90
                                       1)  )       4)           1)
Loss from continuing operations
         Before     discontinued                             (2,881,
operations ..........             (775,37  (947,41 (2,160,     970)
                                  6)       6)      657)

Discontinued Operations
        Net   gain   (loss)   on
settlement    of    discontinued  523,123  231,599 139,721   780,365
accounts
      Net  loss  from operations
 ..............                             0       (49,119      0
                                                   )

         Gain    (loss)     from
discontinued operations.......    523,123  231,599 90,602    780,365

Extraordinary Item
      Net Gain on Extinguishment
of Debt Obligation                0        0       0         0

Net         Income        (Loss)  $        $       $(2,070   $
 ...............                   (252,25  (715,81 ,055)     (2,101,
                                  3)       7)                605)


Basic and Diluted Loss per Share
   Continuing Operations          $        $       $         $
                                  (.01)    (.02)   (.03)     (.05)
   Discontinued Operations
                                  -        -       -         .02
   Extraordinary Item
                                  -           -    -         -
Loss per Common Share             $        $       $         $
                                  (.01)    (.02)   (.03)     (.03)



The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                         (UNAUDITED)



                                 Nine Months Ended
                                       September 30,September
30,
                                           2001       2000
OPERATING ACTIVITIES

   Net  loss                             $(2,070,055)$(2,101,
605)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        87,859      89,356
   Common  stock issued for services rendered         893,464
685,475
  Net gain on extinguishments of debt obligations,
         disposition     of     property     and     interest
-                                             -
  Income from discontinued operations
  Changes in
    Accounts receivable                    (951,614)        -
    Inventory                                  (47,491)     -
       Prepaid    expenses   and   other             (66,161)
(35,210)
    Goodwill                            (1,797,549)       -
    Notes and loans payable             2,108,619         -
     Accounts payable and accrued expenses                 1,
651,048                             688,879
    Deferred Revenue                            136,156     -
      Net  current  liabilities  of  discontinued  operations
(303,750)                           (481,104)

     Net  cash  provided  (utilized) by operating  activities
(359,474)                           (1,154,209)

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment             6,611
(37,648)
     Changes    in    other   assets                  (3,018)
(74,793)

   Net  cash utilized by investing activities           3,593
(112,441)

FINANCING ACTIVITIES
Short-term     borrowings,      net                         -
1,037,041
    Payments  of  long-term  debt  and  notes  payable,   net
-
-
                Issuance               of               Stock
357,808                             180,000
           Exercise         of         Stock          Options
-                                        43,400
   Net  cash  provided  (utilized)  by  financing  activities
357,808                             1,260,441

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS         1,927      (6,209)
    Cash   and   cash   equivalents,  beginning   of   period
1,627                               15,802

  Cash and cash equivalents, end of period         $  3,554 $
9,593


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

     Business

     The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware Corporation organized in June 1988. Phoenix has predominately been engaged in providing healthcare management and ancillary services to the long-term care industry. During 1999 and 2000, the Company discontinued all operations associated with its historic businesses. New management of the Company has undertaken an initiative to implement a strategic business plan to reposition Phoenix through new growth initiatives involving targeted business acquisitions in the health care industry.

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

     Reclassifications

     Certain reclassifications, particularly related to the presentation of discontinued operations, have been made to 2000 in amounts to conform to the 2001 presentation.

NOTE 2: GOING CONCERN

For the nine months ended September 30, 2001, the Company reported a net loss from continuing operations of $2,070,055. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Recent operating losses reported by the Company from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At September 30, 2001, the Company reports a working capital deficit of $13,302,939. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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



NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During  the quarter ended September 31, 2001, the Company  paid certain  consulting  fees  through the  issuance  of  2,178,846 shares of Common Stock.

During the quarter ended September 30, 2000, the Company issued 2,165,131 shares of common stock, par value $.001, of the Company ("Common Stock") through private placements for cash of $180,000. As described in Note 6, 713,833 of such shares were placed with the Company's Chairman, Chief Executive Officer and President for $80,000.

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

NOTE 4: DISCONTINUED OPERATIONS

Net current accounts of discontinued operations at September 30, 2001 totaled $6,740,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $1,015,000 from Trinity; and $1,125,000 from Southland. Net current accounts of discontinued operations at December 31, 2000 totaled $6,575,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $850,000 from Trinity; and $1,125,000 from Southland.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at September 30, 2001.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,753,164 and $1,610,624 at September 30, 2001 and December 31, 2000,
respectively. Ronald E. Lusk, Chairman, Chief Executive Officer and President of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2,000,000, bears interest at approximately 8%, is due on demand and is secured by stock and assets of subsidiary companies. To date, there have been no interest payments made to Match, Inc.

Match,  Inc.  is  the  sole holder of all  of  the  issued  and
outstanding  Series  A  Preferred  Stock  of  the  Company   at
September 30, 2001.

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


NOTE 7:  SIGNIFICANT TRANSACTIONS

On May 4, 2001, the Company consummated a transaction pursuant to which it acquired all of the common stock of Lifeline Home Health, Inc. (Lifeline), including its wholly owned subsidiary, Lifeline Managed Care, Inc., representing all of the issued and outstanding shares of the company. The acquisition was accounted for under the purchase method of accounting with assets acquired of $1,161,297 and liabilities of $2,973,352. Lifeline's results have been included in our consolidated financial statements effective June 1, 2001. Lifeline, based in Dallas, Texas, is the third largest home health company serving the greater metropolitan Dallas/Fort Worth market area.

In August 2000, the Company borrowed $200,000 from a Bank.  The
note  bears interest at 9.5% and is due January 1,  2001.   The
note is guaranteed by certain executive officers of the Company.


NOTE 8: SUBSEQUENT EVENTS

None to report.

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

Business and Business Strategy

The Company evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, the Company identified the health care industry where it embarked upon an aggressive rollup strategy in this undercapitalized and fragmented business sector. The Company's business and growth strategy includes standardizing technology, implementing a centralized billing system and eliminating branch offices and related administrative overhead through market consolidation. The ability of the company to complete targeted business acquisitions will transform the Phoenix Group Corporation into one of the more progressive and premier operators in the health care industry.

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

The Company's consolidated financial statements reflect a loss from continuing operations of $252,253 for the quarter ended September 30, 2001, compared with a net loss from continuing operations of $947,416 for the prior year quarter ended September 30, 2000.

Revenues  totaling $1,159,829 for the quarter ending  September
30,  2001  are  attributable to the May 4, 2001 acquisition  of
Lifeline.   Revenues of $27,213 were recorded  in  the  quarter
ending September 30, 2000.

Other income for the quarter ended September 30, 2000 of $12,326 represented collections of previously written off accounts receivable of discontinued operations.

Depreciation and amortization for the quarter ended September 30, 2001 totaled $15,128, primarily related to depreciation of fixed assets. Depreciation and amortization for the quarter ended September 30, 2000 totaled $30,944, with $20,000 representing amortization of intangibles. Interest expense for the quarter ended September 30, 2001 was $111,533 compared to $71,140 for the quarter ended September 30, 2000. The increase is due primarily to interest on the Level 3 and Match Lines of Credit.

In the quarter ended September 30, 2001, the company incurred a gain related to settlement of discontinued operations of $523,123. In the quarter ended September 30, 2000, the company incurred gains on settlement of discontinued operations of $231,599.

Significant components of operating and general and administrative expenses for the quarter ended September 30, 2001 include $1,345,233 in general payroll, executive compensation, and related benefits of both the corporate and the nursing staff; professional fees totaling $246,854; rent expense totaling $90,424; travel and other related expenses of $62,034; and other corporate administrative and office expenses totaling $63,999.

The Company's consolidated financial statements reflect a loss from continuing operations of $2,070,055 for the nine months ended September 30, 2001, compared with a net loss from continuing operations of $2,101,605 for the prior year nine months ended September 30, 2000. Significant expenses for the nine months ending September 30, 2001 include $2,403,157 in executive compensation, general payroll and benefits of the nursing and corporate staff, professional fees totaling $494,308 and other corporate and administrative office expenses totaling $588,488.

The expenses for the nine months ended September 30, 2000 include non cash charges of $685,475 related to stock grants to officers of the Company, compensation and related costs of approximately $700,000, professional fees of approximately $678,000 and other expenses of approximately $277,525. The nine-month results also reflect expenses of Converged Media described above as well as initial costs incurred during Converged Media's first quarter of operations, which began April 2000 of an additional $243,500. Those costs were comprised of salaries and related costs of approximately $175,300, professional fees of approximately $30,000, initial production costs of $5,200 and advertising, marketing, other promotional and operating expenses of approximately $33,000. Other income represents principally collections of previously written off account receivables associated with discontinued operations. Depreciation and amortization expense for the nine months ended September 30, 2001 was $87,856 compared to $89,356 for the same period in 2000.

Interest expense for the nine months ended September 30, 2001 and 2000 was $339,190 and $214,948 respectively. The increase is principally attributable to interest on notes associated with increased borrowings related to the Level 3 and Match, Inc. lines of credit.




Liquidity and Capital Resources

As discussed in Note 2 to the Financial Statements, in light of the Company's current financial position, its viability as a going concern is uncertain.

For the nine months ended September 30, 2001, the Company reported a net loss of $2,070,055 from continuing operations. Recent operating losses reported by the Company through September 30, 2001 as well as prior year operating losses and the resultant loss on disposal associated with discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its obligations.

At September 30, 2001, the Company reports a working capital deficit of $13,302,939 compared with a working capital deficit of $10,312,488 at December 31, 2000. The working capital deficit position results largely from the recording of net liabilities and related reserves associated with the discontinuance of the healthcare service business segments in December 1999. The Company requires an infusion of new capital, an increased business base and a higher level of profitability to meet its short-term obligations.

Notes   payable  at  September  30,  2001,  totaled  $4,808,506
representing principally working capital financing compared to $2,512,898 at December 31, 2000. The increase is due primarily to the debt of the Lifeline companies.

Accounts  payable  at  September 30, 2001,  totaled  $1,504,211 compared to $691,859 at December 31, 2000. The increase is due primarily to the Accounts Payable of the Lifeline companies.

Accrued expenses and other current liabilities at September 30, 2001 totaled $1,218,608 compared with $298,026 at December 31, 2000. The increase is due primarily to accrued interest relating to the Match, Inc. Line of Credit. Net current liabilities of discontinued operations at September 30, 2001 were $6,740,000 compared to $6,575,000 at December 31, 2000.
The increase was principally attributed to issuance of Common Stock in exchange for conversion of certain notes.

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

Item 2:  Changes In Securities and Use of Proceeds

In the quarter ended September 30, 2001, the Company issued
886,285 shares of Common Stock as executive compensation.

In July and August of 2001, the Company issued 2,178,846 shares of Common Stock for certain consulting services.

No shares of Common Stock have been issued by the Company in October and November, 2001.

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



                              THE PHOENIX GROUP CORPORATION

                                              November 15, 2001

                              By:  Ronald Lusk
                              Chief Executive Officer