Form 10KSB
period 2001-12-31
PHOENIX GROUP CORP
filed 2002-04-02
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-KSB

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                             or

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to

               Commission file number 0-20354

                THE PHOENIX GROUP CORPORATION
   (Exact name of registrant as specified in its charter)

           Delaware                     23-2596710
____________________________________________________________
           _______                       _________
(State or other jurisdiction of      (I.R.S. Employer
incorporation of organization)      Identification No.)
                      801 East Campbell Road, Suite 345
        Richardson, TX                     75081
____________________________________________________________
           _______                       _________
(Address of principal executive         (Zip Code)
           offices)

                        214-382.3630
    (Registrant's telephone number, including area code)

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

As  of  March  25 2002, the aggregate market  value  of  the
Registrant's Common Stock held by non-affiliates was $1,652,658 based upon the closing price of $.02 on March 25, 2002. As of March 25, 2002, there were 82,632,915 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.



FORWARD LOOKING STATEMENTS


THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE THESE ASSUMPTIONS AND JUDGEMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.





                      TABLE OF CONTENTS


PART I                                                    1
   ITEM 1. BUSINESS                                       1
     General Overview                                     1
     Business Strategy                                    1
     Corporate Developments / Significant Transactions    1
    Discontinued Operations                              1
    Business Acquisition                                 1
     Sources of Revenue                                   2
     Human Resources                                      2
   ITEM 2. PROPERTIES                                     2
   ITEM 3.  LEGAL PROCEEDINGS                             2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS                                                3
PART II                                                   3
   ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS                                    3
     Market Information                                   3
     Dividends                                            3
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                    4
   ITEM 7.  FINANCIAL STATEMENTS                          5
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE                    5
PART III                                                  6
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
   REGISTRANT                                             6
   ITEM 10.  EXECUTIVE COMPENSATION                       6
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT                                         7
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   8
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K             8

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

Business Strategy
Information contained in this Report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, the Company's strategies and operations involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the health care industry and numerous other factors discussed in this Report and in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

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

The Company has completed its first of a series of such acquisitions and the company has taken the necessary steps to fund its future growth. The Company intends to
capitalize   on   the   pursuit   of   several   undervalued
opportunities.

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

Corporate Developments / Significant Transactions

Discontinued Operations

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

Business Acquisition

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

Sources of Revenue

Historically, the Company has derived substantially all of its revenue from providing healthcare management and ancillary services to the long-term care industry. With the acquisition of Lifeline the Company is reporting revenues from continuing operations of $3,328,810 for the year ended December 31, 2001. The Company reports no revenues from continuing operations for the year ended December 31, 2000.

In connection with strategic initiatives to implement the aforementioned business strategy, the Company anticipates deriving its primary source of revenue from targeted business transactions. Such sources of revenue are expected to be evidenced by the existing revenue stream of businesses acquired.

Human Resources

As of March 25, 2002, the Company employs five individuals representing its executive management and administrative staff. This represents a material reduction in executive management and administrative staff as well as having reduced the number of corporate employees associated with now discontinued operations. There are no collective bargaining agreements existing within the Company.


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

The Company continues to lease premises for its executive offices located in Richardson, Texas. The lease agreement includes a monthly rate of $5,382.00, extending to June 30, 2002, and includes all building costs.


ITEM 3.  LEGAL PROCEEDINGS

During 2001, the Company settled certain legal proceedings that were pending actions and disclosed in Form 10KSB for the year ended December 31, 2000.

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

Management  believes that it has sufficiently  reserved  for these claims in its financial statements at December 31, 2001. Given the financial constraints of the Company, the Company may not be able to pay all the legal expenses and associated costs necessary to defend itself or to respond to adverse judgments, should they occur.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

The Company's stock is now quoted on the OTC Bulletin Board under the symbol "PXGP".

The following table sets forth the high and low sales price as determined from the Bulletin Board OTC for the Common
Stock for the periods indicated.
Common Stock

Fiscal 2001                                        HIGH  LOW
First Quarter                                       .11   .05
Second Quarter                                      .09   .03
Third Quarter                                       .08   .05
Fourth Quarter                                      .06   .03
Fiscal 2000
First Quarter                                       .98   .09
Second Quarter                                      .69   .27
Third Quarter                                       .31   .13
Fourth Quarter                                      .30   .05

The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by the Bulletin Board OTC and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions.

According to the Company's Stock Transfer Agent as of  March
25, 2002, there were approximately 5,274 holders of record of the Company's Common Stock.

Dividends

The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 2001, dividends on the Series A Senior Convertible Preferred Stock totaling $1,190,000 were in arrears. The Series B Preferred Stock is non-voting and pays no dividends. The Company may not pay dividends on any shares of its Common Stock at any such time that dividends due on the Series A remain in arrears. The size of the Board may be increased by 1 director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible
Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full. Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board by 9 members.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Year  Ended  December  31,  2001 Compared  with  Year  Ended
December 31, 2000

Results of Operations

For the year ended December 31, 2001, the Company reported a net loss of $2,769,043 compared to a net loss of $1,473,066 for the year ended December 31, 2000. The reported losses for 2000 are largely attributed to the operating losses resulting from now discontinued operations. The operating losses reported from continuing operations of $2,652,756 and $2,416,821 for years 2001 and 2000, respectively reflect the operating costs incurred for general and administrative expenses. These are generally attributed to costs required to sustain a corporate office and support related operating expenses.

General and administrative expenses reported for 2001 and 2000 totaled $5,408,346 and $2,120,009, respectively, and were associated with the Company's executive management and related costs of corporate overhead.

Significant components of general and administrative expenses for 2001 include $624,788 for legal, accounting and outside professional services; $2,276,491 for salaries and related payroll expenses; and, $2,507,068 attributable to other corporate expenses including insurance, rent, office expenses and other. Salaries and related payroll expenses include $320,871 in accrued executive compensation that was paid in the form of common stock issued in 2001. Significant components of general and administrative expenses for 2000 include $798,307 for legal, accounting and outside professional services; $969,212 for salaries and related payroll expenses; and, $352,490 attributable to other corporate expenses including insurance, rent, office expenses and other. Salaries and related payroll expenses include $459,000 in accrued executive compensation that was paid in the form of common stock issued in 2000. The outside professional costs incurred in 2001 and 2000 were almost exclusively related to the cost of discontinuing prior subsidiary operations and settling corporate liabilities associated with prior business activities of the Company.

Discontinued operations of the Company reported for 2001 and 2000 totaled a net gain (loss) of ($116,287) and $943,755, respectively. In 2001 the net gain results from the disposition of net liabilities associated with discontinued operations totaling $211,090, relating to prior periods, offset by a net loss from discontinued operations during 2001 totaling $ 327,377. In 2000, the net gain results from the disposition of net liabilities associated with discontinued operations totaling $1,673,231, relating to prior periods, offset by a net loss from discontinued operations during 2000 totaling $729,476.


Liquidity and Capital Resources

During 2001 and 2000, the Company has been successful in discontinuing all prior business segments that have historically generated significant operating losses. At December 31, 2001 the Company reports a negative working capital deficit of $12,121,482 and, as discussed in Note 2 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations. Moreover, the Company, while having acquired new operations, is still dependent upon developing new sources of revenue to provide working capital. Management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

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

Notes payable related party and other reported at December 31, 2001 totaling $4,710,402 is comprised of the Company's line of credit obligations to Match, Inc. and Level 3 Management in the amounts of $1,708,619 and $662,696,
respectively,  together  with  various  notes   from   bank,
executives and other aggregating $2,339,087. All such short-term note obligations are generally due on demand, bear interest approximating 10% and are unsecured.

Accounts payable and accrued expenses reported by the Company at December 31, 2001 and 2000 relates exclusively to corporate obligations of continuing operations. Accrued expenses of $1,331,063 for 2001 include $692,577 representing accrued interest on corporate obligations. Accrued expenses of $387,101 for 2000 includes $318,850 relating to accrued interest on corporate obligations.

Net current liabilities of discontinued operations reported at December 31, 2001 and 2000 totaled $6,990,000 and $6,575,000 respectively. For 2001, significant components include $1,700,000 relating to prior period corporate and ancillary services; $3,150,000 associated with nursing home operations; $850,000 associated with Trinity operations; and, $1,125,000 associated with Southland operation. For 2000, significant components include $1,700,000 relating to prior period corporate and ancillary services; $2,900,000 associated with nursing home operations; $850,000 associated with Trinity operations; and, $1,125,000 associated with Southland operations. Substantially all components of net current liabilities of discontinued operations at December 31, 2001 represent judgment creditors of prior corporate and subsidiary operations where such obligations provide for recourse to the Company. During 2000, certain net current liabilities of discontinued operations were settled through the issuance of the Company's Common Stock. Other reductions during 2000 resulted from the disposition of accounts where corresponding assets of associated operations had been fully liquidated and there existed no further recourse for collection or payment for such liabilities.


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

Ronald E. Lusk, 45, has served as the Chairman of the Board of Directors of the Company since November 1998 and Chairman and Chief Executive Officer since January 1, 1999. Mr. Lusk is also the President of Match, Inc., a private investment and holding company. Mr. Lusk has over 22 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare and entertainment industries. Mr. Lusk currently serves as a Director on the Board of several private companies.

Robert L. Woodson, III, 53, has served as President and Chief Operating Officer since January 1, 1999. Mr. Woodson was President and Chief Executive Officer from November 1998 to January 1999. Prior to joining the Company, Mr. Woodson was President of HFI Home Care Management LP, a company that acquires and manages home health agencies, form 1994 through 1997, and Executive Vice President and Secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

Bart A. Houston, 42, was nominated by the Board of Directors to a serve as a director of the Company and approved by the shareholders at the Annual Meeting held in April 1999. Mr. Houston has been Vice President of the law firm of Houston & Shahady, P.A. since 1986.

Gary G. Castleberry, 41, was nominated by the Board of Directors to serve as a director of the Company effective December 1, 2000. On June 14, 2000, Mr. Castleberry was named Chief Operating Officer and Executive Vice President of the Company. Prior to joining the Company, Mr. Castleberry accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he reported directly to the Chairman and CEO. He held several senior management positions, most recently as Vice President of Systems Integration. Previously, Mr. Castleberry held a variety of technical and management positions at EDS.

K. Shane Hartman, 46, was named Chief Technology Officer and Executive Vice President effective on November 15, 2000. Prior to joining the Company, Mr. Hartman accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he held several senior management positions, most recently as Chief Technologist. Previously, Mr. Hartman served as Chief Architect for Programmability at Lotus Development Corporation. He is an alumnus of the Massachusetts Institute of Technology.

Kathryn  D. Fuller, was named Corporate Secretary  effective
June 2000


ITEM 10.  EXECUTIVE COMPENSATION

For the years ended December 31, 2001 and 2000, executive compensation expense reported by the Company totaled $1,225,050 and $622,500, respectively. For 2000, approximately $230,000 was paid through the conversion of the Company's Common Stock issued throughout the period and approximately $341,000 was deferred for payment. For 2001, annual executive compensation derived from the employment arrangements of current executive officers totaled $780,000, of which $320,000 is subject to deferred payment arrangements. The following identifies the executive officers of the Company and their related compensation for the years ended December 31, 2001 and 2000.

Ronald E. Lusk has served as Chairman and Chief Executive Officer of the Company from January 1,1999 to date. The terms of his employment agreement provides for annual compensation of $250,000; a term of three years; an initial grant of 500,000 shares of the Company's Common Stock; and, incentive options to acquire 420,000 additional shares. Mr. Lusk elected to defer a portion of his salary ($125,000) for the year ending 2001 and has converted such compensation into 3,711,642 shares of the Company's Common Stock. Mr.
Lusk also received a stay bonus of 2,500,000 shares of the Company's Common Stock in May 2001. In addition, during 2000, the Company issued options under its Employee Stock Option Agreement to acquire 600,000 shares. For 2000 and 1999, Mr. Lusk elected to defer all of his salary and converted such compensation into 2,577,995 shares of the Company's Common Stock.

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

Gary G. Castleberry joined the Company as Executive Vice President and Chief Operating Officer effective on June 9, 2000. Mr. Castleberry is receiving an annual salary of $250,000, of which he has elected to defer payment of one-half. Mr. Castleberry also received a stay bonus of 2,500,000 shares of the Company's Common Stock in May 2001. The Company is in the process of formalizing an employment agreement with Mr. Castleberry.

K. Shane Hartman joined the Company as Executive Vice President and Chief Technology Officer effective on October 23, 2000. The terms of his employment agreement provide for annual compensation of $200,000, of which $80,000 is deferred for payment, and a term of three years. Mr. Hartman converted his deferred compensation for 2001 into 1,606,070 shares of the Company's Common Stock. Mr. Hartman also received a stay bonus of 1,000,000 shares of the
Company's Common Stock in May 2001. During 2000, Mr. Hartman received options under the Company's Employee Stock Option Plan to acquire 700,000 shares of Common Stock. In addition, during 2000, Mr. Hartman acquired 500,000 shares of the Company's Common Stock in connection with a private placement offering.

Kathryn D. Fuller has served as Corporate Secretary of the Company from June 1, 2000 to date. Ms. Fuller is receiving an annual salary of $80,000. Ms. Fuller received a stay bonus of 100,000 shares in May 2001and in June 2001she received deferred compensation in the amount of 250,000 shares of the Company's Common Stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Management

The following sets forth as of December 31, 2001, certain information with respect to the beneficial ownership of voting stock by all Directors and Executive Officers of the Company, individually and collectively as a group. At
December 31, 2001, there were 82,632,915 shares of Common Stock and 533,333 shares of Preferred Stock outstanding.

Current Directors and    Shares       Percent
Executive Officers       Owned       of Class
Ronald E. Lusk          19,403,10        23.5%
                                3
Robert   L.  Woodson,   2,729,045         3.3%
III
Bart A. Houston           200,000          .2%
Gary G. Castleberry     2,500,000           3%
K. Shane Hartman        2,953,721         3.6%
Kathryn D. Fuller         350,000           .4
Directors         and   28,135,86          34%
Officers as a group             9

The shares attributable to Mr. Lusk include shares of Common Stock, which may be issued upon the conversion of 533,333 shares of Preferred Stock owned by Match, Inc., a company owned by the Ronald E. Lusk Revocable Trust, controlled by Trustee, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company.

Other Beneficial Owners
In addition, during 2001, the Company completed a private placement transaction with NPF Capital Inc. an individual investor for 5,000,000 shares of common stock, or 6.1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,708,619 at December 31, 2001. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10.5%; is due on demand and is unsecured. This note obligation includes accrued interest of approximately $329,995 at December 31, 2001. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at
December 31, 2001.

In September 2000, the Chairman, Chief Executive Officer and President purchased 713,833 shares of Common Stock in a private placement for $80,000. In August, the same individual exercised options to purchase 140,000 shares of Common Stock at a price of $.31 per share.

During 2001, the Company converted $125,000 of accrued compensation for 2001 of Mr. Lusk into 3,711,642 shares of Common Stock.

During 2001, the Company converted $80,000 of accrued compensation for 2001 of Mr. Hartman into 2,352,118 shares of Common Stock.

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



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


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