Form 10KSB/A
period 2001-12-31
PHOENIX GROUP CORP
filed 2002-04-23
CIK 866970

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


                                                    Page

Consolidated Balance Sheets                             F-2
Consolidated Statements of Operations                   F-3
Consolidated Statements of Changes in Stockholders'     F-4
Equity (Deficit)
Consolidated Statements of Cash Flows                   F-5
Notes to Consolidated Financial Statements              F-6




THE PHOENIX GROUP
CORPORATION
CONSOLIDATED BALANCE
SHEETS
DECEMBER 31, 2001 AND
2000

                                            2001       2000

ASSETS

CURRENT ASSETS
  Cash and cash equivalents   $     622   $  1,627

  Accounts Receivable   968,946    -

  Inventory   15,218    -

  Deposits and other   49,270   32,542

      Total current assets   1,034,057   34,169

PROPERTY AND EQUIPMENT, net    57,820   75,808

OTHER ASSETS
  Intangible assets, net   1,620,939   -
  Security deposits   17,216   14,198
  Note Receivable   10,005    -
TOTAL ASSETS   $2,740,037   $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Notes payable - related party and other   $4,710,402   $2,699,887
  Accounts payable   1,750,472   684,669
  Accrued expenses and other current liabilities   1,410,011   387,101
  Net liabilities of discontinued operations   6,990,000   6,575,000

      Total current liabilities   14,860,885   10,346,657

COMMITMENTS AND CONTINGENCIES   -   -

STOCKHOLDERS' EQUITY(DEFICIT)
  Preferred Stock, $.001,5,000,000 shares authorized:
      Series A, 533,333 shares issued and outstanding   533   533
      Series B, 100,000 shares issued and outstanding   100   100
  Common Stock, $.001 par value,50,000,000 shares authorized; 58,203,567 and 36,253,495 issued or issuable and outstanding in 2001 and 2000, respectively   83,085   58,204
  Additional Paid-In Capital   46,516,306   45,669,761
  Accumulated Deficit   (58,720,874)   (55,951,080)

   (12,120,849)   (10,222,482)


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)   $ 2,740,035   $   124,175
The accompanying notes are an integral part of these consolidated financial statements

THE PHOENIX GROUP
CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS
YEARS ENDED DECEMBER 31,
2001 AND 2000

   2001   2000
Operating revenues - net   3,328,810   -
Operating expenses
  General and administrative    $5,408,346    $2,120,009


Loss from continuing operations before other income (expense), discontinued operations and extraordinary item   (2,079,536)   (2,120,009)



Other income (expense)
  Interest, net    (461,067)   (257,876)


Depreciation/Amortization   (112,152)   (38,936)

   (573,220)   (296,812)


Loss from continuing operations before discontinued operations and extraordinary item   (2,652,756)   (2,416,812)

Discontinued operations:
  Net gain (loss) on settlement and disposition of discontinued accounts    211,090   1,673,231

  Net loss from operations    (327,377)   (729,476)

   (116,287)   943,755


Loss from operations before extraordinary item   (2,769,043)   (1,473,066)


Extraordinary item:
  Net gain on extinguishment of debt obligations    -     -

Net Loss    $(2,769,043)   (1,473,066)

Basic and diluted loss per share:
  Continuing operations   $(0.03)   $(0.05)
  Discontinued operations    (0.001)    0.02
  Extraordinary item    -    -
Loss per Common Share    $(0.03)   $(0.03)

Weighted Average Common Shares   82,632,925   49,574,829

The accompanying notes are an integral part of these consolidated financial statements








THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2001
   Preferred   Stock   Common   Stock   Additional   Accumulated    Total
   Shares   Amount   Shares   Amount   Paid-in Capital   Deficit

Balance, December 31, 1998   633,333   $633   36,253,495   36.25   $38,097,836   (54,478,014)   $(16,343,292

Issuance of common stock in connection with the
  conversion of debt obligations   -   -   2,715,876   2,716   1,041,956   -   1,044,672

Issuance of common stock associated with the purchase
  acquisition of now discounted operations   -   -   8,150,000   8,150   1,111,800   1,119,950

Issuance of common stock in lieu of payment for
  professional services rendered   -   -   1,731,699   1,732   269,518   -   271,250


Issuance of common stock associated with securing working capital financing   -   -   4,130,500   4,131   485,870   -   490,001

Issuance of common stock in connection with executive compensation   -   -   5,221,997   5,222   928,837   -   934,05

Increase in additional paid in capital resulting from the disposition of net liabilities associated with discontinued operations   -   -   -   -   3,733,944   -3,033,944

Net Loss   -   -   -   -   -   (1,473,066)   (1,473,066)
Balance, December 31, 2000   633,333   $633   58,203,567   $58,204   $45,669,761   $(55,951,080)   $(10,222,482)


Issuance of common stock in connection with the
  Conversion of debt obligations   -   -   4,600,000   4,600   192,850   -   197,450

Issuance of common stock associated with the purchase
  Acquisition of now discontinued operations   -   -   1,665,160   1,665   81,593   -   83,258


Issuance of common stock associated with the purchase
  Acquisition of new operations   -   -   549,999   550   21,150   -   21,700

Issuance of common stock in lieu of payment for
  Professional services rendered   -   -   5,098,966   5,097   338,280   -   343,377

Issuance of common stock associated with securing
  Working capital financing   -   -   6,702,943   6,703   335,060   -   341,764

Issuance of common stock in connection with executive
  Compensation   -   -   6,262,258   6,262   314,608   -   320,871

Increase in additional paid in capitalresulting from the Disposition of net liabilities associated with discontinued
  Operations   -   -   -   -   (436,996)   -   (437,746)


Net Loss    -   -   -   -   -   (2,769,043)   (2,769,043)

Balance, December 31, 2001   633,333   $633   82,632,915   $83,085   $46,516,306   $(58,720,123)   $(12,120,849)

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP
CORPORATION
CONSOLIDATED STATEMENTS
OF CASH FLOWS
YEARS ENDED DECEMBER 31,
2000 AND 1998
   2001   2000


OPERATING ACTIVITIES
  Net loss   $(2,769,043)   $ 1,473,066

  Adjustments to reconcile net loss to net cash provided
    (utilized) by operating activities:
    Depreciation and amortization   112,152   122,096
    Write down of intangible assets    -   400,000
    Provision for doubtful accounts receivable      -
    Net gain on settlement and disposition of accounts   67,168   (1,673,231)

    Common stock issued for services rendered   343,379   1,151,616
Changes in:
    Accounts receivable   968,946   -
    Inventory   15,218   -
    Prepaid expenses and other   16,728   (23,638)
    Accounts payable and accrued expenses   2,088,713   (6,101)
Net cash provided (utilized) by operating activities   499,882   (1,502,324)



INVESTING ACTIVITIES
  Changes in property and equipment   17,988   16,294
  Net decrease in other assets   (1,702,774)   81,989
   (1,684,786)   98,283

FINANCING ACTIVITIES
  Short-term borrowings, net   1,183,899   1,389,866

   1,183,899   1,389,866

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,005)   (14,175)
  Cash and cash equivalents, beginning of year   1,627   15,802
  Cash and cash equivalents, end of year   $622   $1,627


The accompanying notes are an integral part of these consolidated financial statements.
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

Business

The Phoenix Group Corporation (the "Company" or "Phoenix") is a Delaware Corporation organized in June 1988. Phoenix has predominately been engaged in providing healthcare management and ancillary services to the long-term care industry. During 2000 and 2001, the Company discontinued all operations associated with its historic businesses. New management of the Company has undertaken to implement a strategic business plan to reposition Phoenix through new growth initiatives involving targeted business acquisitions.

Principles of consolidation

The consolidated financial statements include the accounts of The Phoenix Group Corporation and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company or its subsidiaries maintains cash accounts, which at times may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

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

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


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


NOTE 2: GOING CONCERN

For the year ended December 31, 2001, the Company reported a loss from continuing operations of $2,769,043. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Recent operating losses reported by the Company from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At December 31, 2001, the Company reports a working capital deficit of $12,120,849. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 3:  SIGNIFICANT TRANSACTIONS

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

In August 2000, the Company borrowed $200,000 from a Bank. The note bears interest at 9.5% and is due April 1,2002. The note is guaranteed by certain executive officers of the Company.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No interest or income taxes were paid in 2001 and 2000 for continuing operations.

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

During 2001 and 2000, $434,701 and $257,876 of accrued interest was added to notes payable, respectively.


THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

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

NOTE 6: INCOME TAXES

The effective income tax rate differs each year from the statutory Federal income tax rate due to graduated Federal income tax rates, state income taxes, utilization and valuation of net operating loss carryforwards, certain permanently non-deductible charges to net income and certain temporary differences between the financial and income tax bases. The reconciliation of these differences follows:

                                     2001           2000
Federal Income Tax Rate              (34)%          (34)%
State   Taxes,  Net  of   Federal   (3.5)%         (3.5)%
Benefit
Effect of Net Operating Losses       37.5%          37.5%
                                      0%             0%

Deferred income taxes arise primarily as a result of a difference between the financial and tax basis of reporting principally for differences in the bases of receivables, property and equipment, other assets, accrued liabilities and net operating loss carry forwards.

Deferred tax assets at December 31, 2001 and 2000 result from the tax benefit of net operating loss carryforwards available to the Company and approximate $18,591,475 and $17,650,000 for the periods, respectively. Such assets have been fully offset by valuation allowances of corresponding amounts in light of uncertainty with respect to their realization in future periods. During 2001 and 2000, the deferred tax asset valuation allowance increased by approximately $941,475 and $400,000, respectively.

At December 31, 2001 and 2000, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $50,270,000 and $47,500,000, which can be offset against future earnings of the Company. These net operating losses expire from 2008 through 2015, and are subject to annual limitations.

NOTE 7: NOTES PAYABLE - RELATED PARTY AND OTHER

Notes payable at December 31, 2001 and 2000 includes the Company's outstanding line of credit obligation to Match, Inc., in the amounts of $1,708,619 and $1,610,624, respectively. Match, Inc. is a company owned by the Ronald E. Lusk Revocable Trust, controlled by Trustee, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10.5%; is due on demand; and is unsecured.

Notes payable at December 31, 2001 includes the Company's line of credit obligation to Level 3 Management in the amount of $662,696. The line of credit agreement with Level 3 Management is fully extended; bears interest at 1% over the prime commercial lending rate; is due on demand; and is unsecured.

Notes payable at December 31, 2001 includes various notes from banks, executives and others aggregating $2,339,087. These notes generally were provided to the Company to support working capital needs; bear interest at approximately 10%; are due on demand; and are unsecured.
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

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

The  Company  is  obligated  to  its  Chief  Operating  Officer  under   an
arrangement whereby the officer is deferring a portion of his salary as a loan to the Company

NOTE 10: LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing loss per share (basic and diluted) from continuing operations:

                                       2001          2000
Net Loss                              (2,769,04     $(1,473,0
                                            3)           66)
Preferred stock dividends             (160,000)     (160,000)


Loss to common shareholders           (2,929,04     $(1,633,0
(numerator)                                 3)           66)



Weighted-average number of shares
of common stock (denominator)        82,632,91
                                             5    49,574,82
                                                  9

Potential dilutive securities (2001 and 2000-stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be anti-dilutive.

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

Prior Stock Option Plan

The Company has a Stock Option Plan (the Plan), which provides for the granting of incentive and nonqualified stock options and stock appreciation rights to certain officers, directors, key employees and consultants. Currently, a maximum of 750,000 shares of Common Stock may be issued under the Plan. Stock Options are granted at a price not less than 100% of the fair market value of the Common Stock at the date of grant and must be exercised within 10 years from the date of grant, with certain restrictions. Nonqualified Stock Options will be granted on terms determined by the Board of Directors.
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 12: (Continued)

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

Private Warrants

At December 31, 2001 and 2000, the Company had outstanding private warrants for the purchase of an aggregate 2,778,848 shares of common stock having a weighted average exercise price of $1.15 per share. Substantially all of these warrants were exercisable at December 31, 2000 and expire from 2001 through 2007.

Under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (``APB") Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has recognized no compensation cost for stock options and warrants for 2001 and 2000. If the Company had recognized compensation cost for the ``fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2001 and 2000 would not have differed materially from actual results.

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

The Company is obligated under the terms of an operating lease for its executive and administrative offices located Richardson, Texas. The lease agreement, which term extends to June 2002, requires a monthly lease payment of $5,382.00, and includes all building costs. Lease expense incurred and relating to this agreement for the year ended December 31, 2001 totaled $32,292.00.

The Company is obligated under the terms of employment contracts for four of it's executive officers. The terms of the contracts generally range from between one and three years; provide for annual salaries ranging from between $180,000 and $250,000; and include certain
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 13: (Continued)

other incentive provisions. In addition, certain of these employment contracts provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company's executive officers aggregates approximately $880,000 of which approximately $515,000 is subject to deferred payment arrangements. This excludes provision for the Company's Executive Vice President and Chief Financial Officer. (See Note 14 - Subsequent Events)

NOTE 14: SUBSEQUENT EVENTS