Form 10QSB
period 2002-03-31
PHOENIX GROUP CORP
filed 2002-06-03
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-Q SB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                             or

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

     As of May 31, 2002, there were 101,544,470 shares of Common Stock issued or issuable and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure  Format      ____
     YES      __X__ NO




                THE PHOENIX GROUP CORPORATION
                        FORM 10-Q SB
                      TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        1

Item 1.    Financial Statements                         1
                Consolidated Balance Sheets
                   March 31, 2002 and December 31, 2001     1

                Consolidated Statements of Operations
          for the periods ended March 31, 2002 and 2001     2

                Consolidated Statements of Cash Flows for
                    the three months ended March 31, 2002 and
2001      3

                 Notes  to  Consolidated Financial Statements
4

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    7

Item  3.    Quantitative  and Qualitative  Information  about
Market Risk                                             9

Part II.   OTHER INFORMATION                           910

Item 1.    Legal Proceedings                           910

Item 2.    Changes in Securities and Use of Proceeds   910

Item 3.    Defaults upon Senior Securities             910

Item  4.     Submission  of Matters to  a  Vote  of  Security
Holders                                                910

Item 5.    Other Information                           910

Item                      6.                         Exhibits
910

Signatures
Part I.   Financial Information
Item 1:   Financial Statements

                THE PHOENIX GROUP CORPORATION
                 CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2002 AND DECEMBER 31, 2001
                         (unaudited)

                                        March 31, December 31,
ASSETS                                     2002       2001

CURRENT ASSETS
  Cash and cash equivalents             $6,117     $    622
  Accounts Receivable                    1,009,541  968,946
  Inventory                                   -      15,218
  Prepaid expenses and other current assets          75,277
  Deposits and other                          -      49,270
     Total current assets                1,090,936  1,034,057

PROPERTY AND EQUIPMENT, net              52,553      57,820

OTHER ASSETS
  Intangible assets, net                 1,578,698  1,620,939
  Security deposits                      19,331      17,216
  Note Receivable                        10,005      10,005
  Organization costs                         40           -

TOTAL ASSETS                            $2,751,564 $2,740,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable - related party and other                  $
5,255,597                               $4,710,402
  Accounts payable                       1,932,912  1,750,472
     Accrued   expenses   and   other   current   liabilities
1,019,374                              1,410,011
      Net     liabilities    of    discontinued    operations
6,990,000                              6,990,000
      Total  current liabilities          $15,197,883$14,860,
885

TOTAL  LIABLITIES                         $15,197,883$14,860,
885

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  Stock,  $.001  par  value,  5,000,000   shares
authorized:
    Series A, 533,333 shares issued and outstanding         $
533                                    $533
      Series   B,   100,000  shares  issued  and  outstanding
100                                    100
    Common   Stock,  $.001  par  value,  250,000,000   shares
authorized;
         88,762,792  and  82,632,915 issued or  issuable  and
outstanding in
        2002 and 2001, respectively      89,215      83,085
   Additional Paid-In Capital            46,675,144   46,516,
306
   Accumulated Deficit                  (59,211,311)  (58,720
,874)

TOTAL  STOCKHOLDERS' EQUITY (DEFICIT)   (12,466,318)  (12,120
,849)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,751,564
$ 2,740,035


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                     THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                         (unaudited)


                                 Three Months Ended

March 31
                                          2002        2001

Revenues                               $1,078,870
Cost of Revenues                         416,563

   Gross Margin                          662,307          0

Operating Expenses
    Selling  and  General & Administrative          1,111,964
846,352

Loss from continuing operations before
   other income (expense)               (449,657)   (846,352)

Other income (expense)
   Other income (expense)                      9
   Interest expense                     (27,105)    (117,903)
   Depreciation and amortization        (31,339)    (10,862)

      Total Other Income (Expense)      (58,436)    (128,765)

Loss   from   continuing   operations   before   discontinued
operations                              (508,093)   (975,117)

Discontinued Operations
    Net  gain  (loss) on settlement of discontinued  accounts
-                                   (23,450)
   Net loss from operations                    -    (20,569)

Gain  (loss) from discontinued operations                   -
(44,019)

Net  loss                                $(508,093)  $(1,019,
136)

Basic and Diluted per Share
   Continuing operations               $   (.00)   $  (.02)
   Discontinued Operations
Loss per Common Share                  $   (.00)   $  (.02)



The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                         (unaudited)



                                 Three Months Ended
                                        March 31,  March 31,
                                           2002       2001
OPERATING ACTIVITIES

   Net  loss                             $(508,093)  $(1,019,
136)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization         31,339     10,862
     Provision for doubtful accounts receivable             -
-
     Common  stock issued in lieu of salary           104,668
-
     Common stock issued for services rendered         20,300
459,237
     Common  stock issued in satisfaction of account  payable
40,000                                 -
    Adjustment to Goodwill                14,188          -
    Prior period adjustment               19,634          -
  Changes in:
    Accounts receivable                 (40,595)          -
           Inventory                                   15,218
-
            Prepaid         expenses        and         other
(26,007)                            49,276
    Organization costs                      (40)          -
    Deposits                             (2,115)          -
      Notes  payable  -  related  party  and  other..........
545,195                             154,926
    Deferred revenue                    (78,948)
    Accounts payable and accrued expenses           (129,249)
378,181

          Net   cash  provided  by  (required)  by  operating
activities                                 5,495     33,346

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment                 -
(747)
  Changes in other assets                      -    (32,724)

     Net  cash  provided  (utilized) by investing  activities
-                                   (33,471)

FINANCING ACTIVITIES
  Short-term borrowings, net                   -          -
  Proceeds of long-term debt, net              -          -

   Net  cash  provided  (utilized)  by  financing  activities
-                                      -

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      5,495      (125)
    Cash   and   cash   equivalents,  beginning   of   period
622                                 1,627

  Cash and cash equivalents, end of period         $  6,117 $
(1,502)



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


NOTE 2: GOING CONCERN

For the three months ended March 31, 2002, the Company reported a net loss from continuing operations of $508,093. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management's strategic growth initiatives. Operating losses reported by the Company last year from discontinued operations have exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At March 31, 2002, the Company reports a working capital deficit of $14,106,947. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended March 31, 2002, the Company issued an aggregate of 6,129,877 shares of common stock having a market value of $164,968. This included 3,119,877 shares of common stock valued at $104,668 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 1,010,000 shares of common stock valued at $20,300 for consulting and professional services rendered to the Company; and, 2,000,000 shares of common stock valued at $40,000 to satisfy accounts payable.

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

Net current accounts of discontinued operations at March 31, 2002 and December 31, 2001 totaled $6,990,000 and were comprised principally of judgment creditor obligations of $1,450,000 from prior corporate and ancillary operations; $3,150,000 from nursing operations; $850,000 from Trinity; and $1,125,000 from Southland.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 2002.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. in the amount of $1,708,619 at March 31, 2002 and December 31, 2001. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as its sole stockholder and President. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at approximately 10%; is due on demand and is secured by pledges of substantially all assets of the Company To date, there have been no interest payments made to Match, Inc.

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

NOTE 87: SUBSEQUENT EVENTS

Effective May 2, 2002 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding common stock of InterLink Home Health Care, Inc. and its subsidiaries ("InterLink"). The purchase consideration associated with this acquisition is non-cash and includes issuance of the Company's Common Stock in connection with employment agreements negotiated with certain former owners of InterLink InterLink reports annualized operating revenues approximating $30 million and currently services over 156 counties in Texas, LousianaLouisiana, and Colorado. This stock purchase acquisition of InterLink represents the second in a series of transactions contemplated by the Company. In connection with this event, the Company reaffirmed its consolidation strategy of buy-and-build that includes standardizing technology, implementing a central billing system, eliminating real estate, and reducing administrative overhead in its rollup effort involving the home health care industry.

Effective May 9, 2002 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding common stock of Homecare Dimensions, Inc. ("Homecare"). The purchase consideration associated with this acquisition consists of cash, notes, and includes issuance of the Company's Common Stock in connection with employment agreements negotiated with the former owners. Homecare reports annualized operating revenues approximating $10 million and currently services over 20 counties in Texas. This acquisition of Homecare represents the third in a series of transactions contemplated by the Company. In connection with this event, the Company noted that Homecare also brings expertise in two areas of home health care that are traditional components of a complete home health care service - pharmacy services as well as providing durable medical equipment, such as wheelchairs and oxygen concentrators.,


Item  2:   Management's  Discussion and Analysis  Of  Financial
Condition and Results Of Operations

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

Business and Business Strategy

The Company has evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, the Company has identified the home health care industry where it intends to embark upon a rollup strategy in this undercapitalized and fragmented business sector. In deploying an aggressive acquisition program, the Company's business and growth strategy includes standardizing technology, implementing a centralized billing system and eliminating real estate and related administrative overhead through market consolidation. The ability of the Company to complete targeted business acquisitions will transform the Phoenix Group Corporation into one of the more progressive and premier operators in this segment of the health care industry. The Company has completed its first three acquisitions and has initiated discussions with sources of capital needed to fund its continued growth initiatives. The Company intends to capitalize on the pursuit of several undervalued opportunities that have been identified.


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


Results of Operations

During 2000 through January 2001, new management of the Company completed a strategic initiative to exit its under-performing and historic business activities. Having divested itself of all previous business segments, the Company believes it is more effectively positioned to pursue growth and development opportunities contemplated by new management's business plan. This will involve the Company's emergence,, principally through growth by business acquisitions targeted in the home health care industry, from its weak cash flow position. A critical component of successfully implementing the new business plan will be the Company's ability to secure sufficient capital to sustain its continuing operating needs and corporate obligations.

The Company's consolidated financial statements reflect a loss from continuing operations of $508,093 for the quarter endeding March 31, 2002, compared with a net loss from continuing operations of $1,019,136 for the prior year quarter ended March 31, 2001. The reported loss of $508,093 for the three-month period ending March 31, 2002 reflects net income of $160,219 from the Company's home health care operation, Lifeline Home HelathHealth Services, Inc. XXXXX offset by administrative overhead at the parent level of $668,312. For the three-month period ending March 31, 2001, the loss of $1,019,136 represents general and administrative expenses reported by the Company, and they are exclusively related to corporate expenses and related corporate overhead.


Depreciation and amortization for the quarter ended March 31, 2002 relate exclusively to corporate furniture, fixtures and , equipment, and goodwill. Depreciation and amortization for the quarter ended March 31, 2001 relate exclusively to corporate furniture, fixtures and equipment.

Interest expense reported for the quarterly periods represents accrued amounts associated with corporate note obligations.

Liquidity and Capital Resources

During 2000 through January 2001, the Company completed its discontinuation of all prior business segments that historically generated significant operating losses. At March 31, 2002 and December 31, 2001, the Company reports a negative working capital deficit of $14,106,947 and $13,826,828 respectively, and, as discussed in Note 2 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations. Moreover, the Company, having discontinued all operations and sources of revenue, is critically dependent upon developing new sources of revenue to provide working capital. New management of the Company continues to work with creditors to secure non-cash settlement of obligations or otherwise secure forbearance arrangements with creditors while continuing to implement its growth strategy and capitalization plan for the Company.

In light of the its current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize continuing operations and its dependency on new revenue growth, the Company's viability as a going concern is uncertain. There can be no assurance that new management will be successful in its efforts to improve the Company's financial position and operating performance.

At March 31, 2002 and December 31, 2001, the Company reports virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The sole source of immediate cash for the Company is from the line of credit agreement it has established with Match, Inc. This line of credit facility is for an amount of up to $2 million and is reported outstanding at March 31, 2002 and December 31, 2001 in the amounts of $1,708,619. This loan agreement is a demand note payable and accrues interest at approximately 10%. It is unlikely that additional funding under this credit agreement will be available or extended.

Notes payable - related party and other at March 31, 2002, totaled $5,255,597 principally representing working capital financing from Match, Inc. ($1,708,619); bank and third party notes ($3,288,888); and notes payable from officers of the Company ($258,090). Comparable amounts are reported at December 31, 2001

Accounts payable at March 31, 2002, totaled $1,932,912 compared
to  $829,760  at  December 31, 2001.   Such  amounts  primarily
reflect   accrued  legal,  professional  and  other   corporate
expenses associated with the periods.

Accrued expenses and other current liabilities at March 31, 2002 totaled $ 1,019,374 compared with $620,191 at December 31, 2001. Components reported at March 31, 2002 include accrued interest on all corporate obligations accrued salaries and wages and related accounts, and other accrued corporate expenses. Amounts reported at December 31, 2001 primarily related to accrued interest on all corporate obligations.


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

Item 2:  Changes In Securities and Use of Proceeds

During the quarter ended March 31, 2002, the Company issued an aggregate of 6,129,877 shares of common stock having a market value of $164,968. This included 3,119,877 shares of common stock valued at $104,668 to satisfy accrued salaries and other compensation to executive officers as well as administrative personnel of the Company; 1,010,000 shares of common stock valued at $20,300 for consulting and professional services rendered to the Company; and, 2,000,000 shares of common stock valued at $40,000 to satisfy accounts payable.

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

                               May 931, 20012

                              By: Ronald E. Lusk
                              Chairman  of the Board, President
                         and
                              Chief Executive Officer