Form 10QSB/A
period 2000-03-31
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

1





              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                         FORM 10-QSB/A

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


                PHOENIX HEALTHCARE CORPORATION
                         FORM 10-QSB/A
                       TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        3

Item 1.    Financial Statements                         3
                Consolidated Balance Sheets
                   March 31, 2000 and December 31, 1999     3

                Consolidated Statements of Operations
          for the periods ended March 31, 2000 and 1999     4

                Consolidated Statements of Cash Flows for
                     the three months ended March 31, 2000  and
1999      5

                 Notes  to  Consolidated  Financial  Statements
6

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    10

Item 3.   Quantitative and Qualitative Information About Market
Risk      12

Part II.   OTHER INFORMATION                           12

Item 1.    Legal Proceedings                           12

Item 2.    Changes in Securities and Use of Proceeds   13

Item 3.    Defaults upon Senior Securities             13

Item  4.    Submission of Matters to a Vote of Security Holders
13

Item 5.    Other Information                           13

Item 6.    Exhibits                                         13

Signatures                                             14



















Part I.   Financial Information
Item 1:   Financial Statements

                PHOENIX HEALTHCARE CORPORATION
                  CONSOLIDATED BALANCE SHEETS
             MARCH 31, 2000 AND DECEMBER 31, 1999

 (Note: The interim financial statements for the period ending
 March 31, 2000 were not reviewed by independent accountants.
        See Note 1 at Page 6 for further information. )

                                        March 31, December 31,
ASSETS                                     2000       1999
                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents             $     -    $ 15,802
  Deposits and other                      9,223       8,904
     Total current assets                9,223       24,706

PROPERTY AND EQUIPMENT, net              86,426      92,102
OTHER ASSETS
  Intangible assets, net                 381,677    400,000

TOTAL ASSETS                            $477,326   $516,808


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes  payable - related party          $1,393,557         $
1,310,021
  Accounts payable                       366,219    392,177
     Accrued    expenses   and   other   current    liabilities
246,094                                685,694
    Net   current   liabilities  of   discontinued   operations
9,951,230                              14,472,208

  Total current liabilities              11,957,100 16,860,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred   Stock,  $.001  par  value,   5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued   and   outstanding
533                                    533
      Series   B,   100,000  shares  issued   and   outstanding
100                                    100
   Common Stock, $.001 par value, 50,000,000 shares authorized;
49,037,812
        and 27,440,337 issued and outstanding in 2000 and 1999,
respectively                             49,037      36,253
  Additional Paid-In Capital            43,962,782  38,097,836
   Accumulated  Deficit                   (55,492,226)  (54,478
,014)

                                      (11,479,774)(16,343,292)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $477,326   $516,808




   The accompanying notes are an integral part of these consolidated financial statements.


                PHOENIX HEALTHCARE CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


 (Note: The interim financial statements for the period ending
 March 31, 2000 were not reviewed by independent accountants.
        See Note 1 at Page 6 for further information.)

                                 Three Months Ended

March 31

2000                   1999
                                      (UNAUDITED)
Operating Expenses
  General and administrative           $1,119,532  $763,158

Loss from continuing operations before other income
  (expense)                             (1,119,532) (763,158)

Other income (expense)
      Other income                       42,589           0
       Interest expenses                (53,459)     32,977
       Depreciation and amortization            (29,068)    0

                                        (39,938)    (32,977)
Loss from continuing operations
       before  discontinued  operations             (1,159,470)
(796,135)

Discontinued Operations
    Net gain (loss) on settlement
          of discontinued accounts      145,258           0
    Net loss from operations                  0     (1,593,315)

     Gain  (loss)  from discontinued operations         145,258
(1,593,315)

Net Loss                               $(1,014,212)$2,389,450


 Basic and Diluted Loss per Share
    Continuing operations              $   (.03)   $(.04)
    Discontinued operations                   -     (.08)
Loss per Common Share                  $   (.03)   $(.12)


The   accompanying  notes  are  an  integral  part   of   these
consolidated financial statements.
                PHOENIX HEALTHCARE CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

 (Note: The interim financial statements for the period ending
 March 31, 2000 were not reviewed by independent accountants.
        See Note 1 at Page 6 for further information.)


                                        Three Months Ended

                                        March 31,  March 31,
                                           2000       1999
OPERATING ACTIVITIES                   (UNAUDITED)

  Net loss                             $(1,014,212)$(2,389,450)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        29,068     231,094
     Provision  for doubtful accounts  receivable             -
390,212
   Common  stock  issued for services rendered          651,200
-
  Changes in
    Accounts receivable                       -     201,301
    Inventory                                 -     (24,332)
    Prepaid expenses and other            (319)     (46,625)
     Accounts  payable and accrued  expenses              9,442
815,716
      Net   current  liabilities  of  discontinued   operations
230,552                                -

     Net  cash  provided  (utilized)  by  operating  activities
(94,269)                            (822,084)

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment             (3,392)
(18,283)
  Changes in other assets               (1,677)     (92,867)
  Increase in restricted costs                      (5,875)

   Net  cash  utilized by investing activities          (5,069)
(117,025)

FINANCING ACTIVITIES
  Short-term borrowings, net             83,536     617,652
  Proceeds of long-term debt, net             -     290,598

    Net   cash  provided  (utilized)  by  financing  activities
83,536                              908,250

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS        (15,802)    (30,859)
     Cash   and   cash   equivalents,   beginning   of   period
15,802                              279,364

   Cash and cash equivalents, end of period         $      -  $
248,505



The   accompanying  notes  are  an  integral  part   of   these
consolidated financial statements.
                PHOENIX HEALTHCARE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2000 AND 1999


NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending March 31, 2000 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending March 31, 2000 that have been reviewed by independent accountants.

NOTE   2:   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

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

NOTE 3: GOING CONCERN

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

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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

NOTE 5: DISCONTINUED OPERATIONS

During 1999, the Company discontinued all remaining business operations associated with providing healthcare management and ancillary services.

Net current accounts of discontinued operations at March 31, 2000 and December 31, 1999 are detailed as follows:

MARCH     31,      2000   Prior  Nursing Trinity Southlan  Total
(UNAUDITED)                                         d
                        Ancillar Operatio Rehab  Medical Accounts
                           ies      ns

Accounts  payable   and $               $       $  $              $
accrued expenses        -         (1,000,0 (237,585 -        (1,237,58
                                     00)       )               5)
Judgment       creditor (1,415,9 (1,980,2                   (3,396,14
obligations                  10)     38) -        -              8)
Loans in default                          (2,306,7          (2,306,70
                            -    -            02) -              2)
Other notes payable                       (1,660,7 (1,350,0 (3,010,79
                            -    -            95)     00)       5)
Total    net    current        $       $       $       $        $
liabilities             (1,415,9 (2,980,2 (4,205,0 (1,350,0 (9,951,23
                             10)     38)     82)     00)       0)

DECEMBER 31, 1999         Prior  Nursing Trinity Southlan  Total
                                                    d
                        Ancillar Operatio Rehab  Medical Accounts
                           ies      ns
                               $       $       $   $             $
Accounts  payable   and (870,516 (3,985,7 (308,176 -        (5,164,41
accrued expenses               )     22)       )               4)
Judgment       creditor (1,964,0                            (1,964,01
obligations                  14) -        -        -              4)
Loans in default
                       -         (1,980,2 (2,352,7 -        (4,332,98
                                     38)     47)               5)
Other notes payable                                        (3,010,79
                       -         -        (1,660,7 (1,350,0       5)
                                             95)     00)
Total    net    current        $       $       $       $        $
liabilities             (2,834,5 (5,965,9 (4,321,7 (1,350,0 (14,472,2
                             30)     60)     18)     00)      08)

Reductions in net current liabilities of discontinued operations represented the extinguishment of debt obligations through conversion of common stock and disposition of stock of companies that are no longer part of the Company's operating structure. $3,856,238 associated with debt forgiveness and disposition of subsidiary companies was credited to Paid-in-
Capital in the accompanying financial statements. For the quarter ended March 31, 2000, the Company realized a net gain on settlement of accounts of $145,258 attributable to a note payable. The debt forgiveness, disposition of subsidiary companies and gain on settlement of account were with entities controlled by the Company's Chairman and Chief Executive Officer.

There were no operating losses from discontinued operations for the quarter ended March 31, 2000. Net losses from discontinued operations reported for the quarter ended March 31, 1999 are detailed as follows:

QUARTER ENDED MARCH 31,   Prior  Nursing Manageme  Total
1999                                        nt
                        Ancillar OperatioServices Accounts
                           ies      ns
Revenues                $           $           $      $
                       1,240,11  4,571,16 144,600   5,955,87
                       1         1                 2
Operating expenses      (2,207,5 (4,201,3 (206,356       (
                             19)     40)        ) 6,615,21
                                                       5)
Property  and   capital (139,892       (                 (
related                        ) 383,702) -         523,594)
Other-net               (127,493       (                 (
                               ) 282,885) -         410,378)
Net (Loss)                     $       $        $      $(
                        (1,234,7 (296,766 (61,756) 1,593,31
                             93)       )               5)


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

NOTE 8:  SIGNIFICANT TRANSACTIONS

In March 2000, the Company sold the stock of certain subsidiary companies that were discontinued in 1999 and prior years and recognized debt foregiveness associated with operations discontinued in 1999 in the amount of $3,856,238. The Company also realized a gain on settlement of an account related to previously discontinued operations for $145,258 in the quarter ended March 31, 2000. All of these transactions were with entities controlled by the Company's Chairman, and Chief Executive Officer. The $3,856,238 was credited to Paid-in-Capital in the accompanying financial statements.

NOTE89: SUBSEQUENT EVENTS

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



                              THE PHOENIX GROUP CORPORATION

                              /s/       Ronald     E.      Lusk
                         July 3, 2002
                              Chairman  of the Board, President
                         and
                              Chief Executive Officer