Form 10QSB/A
period 2000-06-30
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

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




               PHOENIX HEALTHCARE CORPORATION
                        FORM 10-QSB/A
                      TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        1

Item 1.    Financial Statements                         1
                Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999         1

                Consolidated Statements of Operations
           for  the three and six months ended  June 30, 2000
and 1999                                               2

                Consolidated Statements of Cash Flows for
                     the  six months ended June 30, 2000  and
1999      3

                 Notes  to  Consolidated Financial Statements
4

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    8

Item  3.    Quantitative  and Qualitative  Information  About
Market Risk                                            11

Part II.   OTHER INFORMATION                           11

Item 1.    Legal Proceedings                           11

Item 2.    Changes in Securities and Use of Proceeds   11

Item 3.    Defaults upon Senior Securities             12

Item  4.     Submission  of Matters to  a  Vote  of  Security
Holders                                                12

Item 5.    Other Information                           12

Item                      6.                         Exhibits
12

Signatures


Part I.   Financial Information
Item 1:   Financial Statements


               PHOENIX HEALTHCARE CORPORATION
                 CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2000 AND DECEMBER 31, 1999

(Note: The interim financial statements for the period ending
 June 30, 2000 were not reviewed by independent accountants.
       See Note 1 at Page 4 for further information. )

                                         June 30, December 31,
ASSETS                                     2000       1999
                                       (UNAUDITED)

CURRENT ASSETS
  Cash and cash equivalents             $ 24,875   $ 15,802
  Deposits and other                     31,644       8,904
     Total current assets                56,519      24,706

PROPERTY AND EQUIPMENT, net              93,691      92,102
OTHER ASSETS
  Intangible assets, net                 898,427    400,000

TOTAL ASSETS                            $1,048,637 $516,808


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                         $2,272,622         $
1,310,021
  Accounts payable                       315,675    392,177
     Accrued   expenses   and   other   current   liabilities
348,886                                685,694
    Net   current  liabilities  of  discontinued   operations
9,259,003                              14,472,208

   Total  current liabilities              12,196,186 16,860,
100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  Stock,  $.001  par  value,  5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued  and  outstanding
533                                    533
      Series   B,   100,000  shares  issued  and  outstanding
100                                    100
    Common   Stock,  $.001  par  value,  250,000,000   shares
authorized; 50,828,151
         and  36,253,495 issued and outstanding in  2000  and
1999, respectively                       50,828      36,253
   Additional Paid-In Capital            44,664,792   38,097,
836
   Accumulated Deficit                  (55,863,802)  (54,478
,014)

                                        (11,147,549)(16,343,2
92)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $1,048,637 $516,808




  The accompanying notes are an integral part of these consolidated financial statements.


               PHOENIX HEALTHCARE CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Note: The interim financial statements for the period ending
 June 30, 2000 were not reviewed by independent accountants.
       See Note 1 at Page 4 for further information. )

                                    Three Months    Six Months Ended
                                       Ended            June 30,
                                      June 30,
                                    2000     1999    2000      1999
                                  (UNAUDI          (UNAUDI
                                   TED)              TED)
Operating Expenses
    General  and  administrative  $        $       $         $
..............                     685,700  332,693 1,805,2   1,095,8
                                                   32        51

Loss  from continuing operations
before other income               (685,70  (332,69 (1,805,   (1,095,
  (expense) ....................  0)       3)      232)      851)

Other income (expense)
       Other   income  (expense)
.............                      30,309   0       72,898    0
           Interest      expense
................                   (90,349  (18,645 (143,80   (51,622
                                  )        )       8)        )
           Depreciation      and
amortization ...........          (29,344  (12,924 (58,412   (12,924
                                  )        )       )         )


                                  (89,384  (31,569 (129,32   (64,546
                                  )        )       2)        )
Loss from continuing operations
         Before     discontinued
operations ..........             (775,08  (364,26 (1,934,   (1,160,
                                  4)       2)      554)      397)

Discontinued Operations
        Net   gain   (loss)   on
settlement    of    discontinued  403,508  0       548,766   0
accounts
      Net  loss  from operations
.............                      0        (792,68 0         (2,386,
                                           9)                004)

         Gain    (loss)     from
discontinued operations.......    403,508  (792,68 548,766   (2,386,
                                           9)                004)

Net Loss ....................     $        $(1,156 $(1,385   $
                                  (371,57  ,951)   ,788)     (3,546,
                                  6)                         401)


Basic and Diluted Loss per Share
   Continuing Operations          $        $       $         $
                                  (.02)    (.01)   (.05)     (.05)
   Discontinued Operations
                                  .01      (.03)   .01       (.11)
Loss per Common Share             $        $       $         $
                                  (.01)    (.11)   (.04)     (.16)



The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

               PHOENIX HEALTHCARE CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

(Note: The interim financial statements for the period ending
 June 30, 2000 were not reviewed by independent accountants.
       See Note 1 at Page 4 for further information. )

                                  Six Months Ended
                                         June 30,   June 30,
                                           2000 1999
OPERATING ACTIVITIES                   (UNAUDITED)

   Net  loss                             $(1,385,788)$(3,546,
401)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        58,412     411,939
     Provision for doubtful accounts receivable             -
390,212
   Common  stock issued for services rendered         685,475
330,000
  Changes in
    Accounts receivable                       -     459,682
    Inventory                                 -     576,872
    Prepaid expenses and other          (22,740)    (419,485)
     Accounts payable and accrued expenses            173,086
876,816
      Net  current  liabilities  of  discontinued  operations
(206,460)                              -

     Net  cash  provided  (utilized) by operating  activities
(698,015)                           (920,365)

INVESTING ACTIVITIES
   Purchase  of  property  and  equipment            (20,001)
(23,283)
  Changes in other assets               (69,676)          -
  Increase in restricted costs                -         314

   Net cash utilized by investing activities         (89,677)
(22,969)

FINANCING ACTIVITIES
  Short-term borrowings, net            796,765     1,538,543
    Payments  of  long-term  debt  and  notes  payable,   net
-                                   (9,319)

   Net  cash  provided  (utilized)  by  financing  activities
796,765                             1,529,224
   Cash obtained from business acquisition                  -
270,000

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS         9,073      855,890
    Cash   and   cash   equivalents,  beginning   of   period
15,802                              279,364

  Cash and cash equivalents, end of period         $ 24,875 $
1,135,254


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.







                PHOENIX HEALTHCARE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending June 30, 2000 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending June 30, 2000 that have been reviewed by independent accountants.

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

Net current accounts of discontinued operations at June 30, 2000 and December 31, 1999 are detailed as follows:

JUNE 30, 2000           Prior   Nursin  Trinit  Southl   Total
                                  g       y      and
(UNAUDITED)            Ancill   Operat  Rehab   Medica  Account
                        aries    ions             l        s

Accounts  payable  and $             $     $ (   $             $
accrued expenses       -        (1,161  221,17  -        (1,382,
                                 ,376)      9)              555)
Judgment      creditor  (1,414  (1,980                   (3,394,
obligations              ,110)   ,238)  -       -           348)
Loans in default                        (2,279           (2,279,
                          -     -        ,009)  -           009)
Other notes payable                          (  (1,350   (2,203,
                          -     -       853,09   ,000)      091)
                                            1)
Total    net   current       $       $       $       $         $
liabilities             (1,414  (3,141  (3,353  (1,350   (9,259,
                         ,110)   ,614)   ,279)   ,000)      003)

DECEMBER 31, 1999       Prior   Nursin  Trinit  Southl   Total
                                  g       y      and
                       Ancill   Operat  Rehab   Medica  Account
                        aries    ions             l        s
                           $ (       $       $    $            $
Accounts  payable  and  870,51  (3,985  (308,1  -        (5,164,
accrued expenses            6)   ,722)     76)              414)
Judgment      creditor  (1,964                           (1,964,
obligations              ,014)  -       -       -           014)
Loans in default
                       -        (1,980  (2,352  -        (4,332,
                                 ,238)   ,747)              985)
Other notes payable                                      (3,010,
                       -        -       (1,660  (1,350      795)
                                         ,795)   ,000)
Total    net   current       $       $       $       $         $
liabilities             (2,834  (5,965  (4,321  (1,350   (14,472
                         ,530)   ,960)   ,718)   ,000)     ,208)

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

There were no operating losses from discontinued operations for the quarter or six months ended June 30, 2000. Net losses from discontinued operations reported for the quarter ended June 30, 1999 and for the six months then ended are detailed as follows:

QUARTER  ENDED   JUNE   Prior   Nursing Managem   Total
30, 1999                                  ent
                       Ancilla  Operati Service  Accoun
                        ries      ons      s       ts
Revenues               $          $          $     $
                       4,823,2  4,673,5 153,100  9,649,
                       27       43               870
Operating expenses     (4,975,  (4,259,  (155,36       (
                          857)     260)       9)  9,390,
                                                    486)
Property and  capital        (        (                (
related                407,260  241,714 -         648,97
                             )        )               4)
Interest expense             (        (                (
                       235,954  78,750)           314,70
                             )                        4)
Other expense                (                         (
                       88,395)  -       -         88,395
                                                       )
Net (Loss)                $  (    $        $   (      $(
                       884,239  93,819    2,269)  792,68
                             )                        9)


SIX   MONTHS    ENDED   Prior   Nursing Managem   Total
JUNE 30, 1999                             ent
                       Ancilla  Operati Service  Accoun
                        ries      ons      s       ts
Revenues               $          $        $      $
                       6,063,3  9,244,7 297,700  15,605
                       38       04               ,742
Operating expenses     (7,183,  (8,460,  (361,72  (16,00
                          376)     600)       5)  5,701)
Property and  capital        (        (                (
related                547,152  625,416 -         1,172,
                             )        )             568)
Interest expense             (        (                (
                       363,447  361,635 -         725,08
                             )        )               2)
Other expense                (                         (
                       88,395)                    88,395
                                                       )
Net (Loss)                   $   $    (   $    (      $(
                       (2,119,  202,947  64,025)  2,386,
                          032)        )             004)

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

NOTE 8:  SIGNIFICANT TRANSACTIONS

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

NOTE 9: SUBSEQUENT EVENTS

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

As of June 23, 2000, A. Kirk Still, the former President of HIT and a former Executive Vice-President of the Company, is no longer employed by the Company.

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

     *10.1     Agreement with Yahoo! Broadcast
     *10.2     Employment Agreement of Marty Griffin
     *10.3     Stock Subscription Agreement for Marty Griffin
     *10.4     Employment Agreement of Timothy P. Matthews
     *10.5     Employment Agreement of Thomas J. Palmer
     *10.6      Converged Media Stockholders Agreement dated as
          of April 1, 2000
     *10.7      The Phoenix Group Corporation 2000 Stock Option
          Plan
       10.8 Employment Agreement of Robert J. Starzyk (Previously filed on May 12, 2000 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10QSB and incorporated herein by reference)
       10.9 Phoenix Healthcare Corporation 1999 Stock Option Plan (Previously filed on May 4, 1999 as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
      10.10 Phoenix Healthcare Corporation Employee Stock Purchase Plan (Previously filed on May 4, 1999 as
          Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
      10.11 Phoenix Healthcare Corporation 1999 Share Award Plan (Previously filed on May 4, 1999 as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
      10.12 Employment Agreement and Change of Control Agreement between Phoenix Healthcare Corporation and Ronald E. Lusk (Previously filed on May 4, 1999 as
          Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
      10.13 Iatros Health Network, Inc. 1999 Stock Option Plan (Previously filed on April 1, 1999 as Exhibit A to Registrant's Proxy Statement and incorporated herein by reference)
      10.14 Iatros Health Network, Inc. Employee Stock Purchase Plan (Previously filed on April 1, 1999 as Exhibit B to Registrant's Proxy Statement and incorporated herein by reference)

27   Financial Data Schedule

*    Filed with original Form 10-QSB on or about August 15,
2000.

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