Form 10QSB/A
period 2000-09-30
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

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

                 THE PHOENIX GROUP CORPORATION
                         FORM 10-QSB/A
                       TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION                        1

Item 1.    Financial Statements                         1
                Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999    1

                Consolidated Statements of Operations
           for  the three and nine months ended  September  30,
2000 and 1999                                           2

                Consolidated Statements of Cash Flows for
                     the  nine months ended September 30,  2000
and 1999                                               3

                 Notes  to  Consolidated  Financial  Statements
4

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    9

Item 3.   Quantitative and Qualitative Information About Market
Risk      12

Part II.   OTHER INFORMATION                           12

Item 1.    Legal Proceedings                           12

Item 2.    Changes in Securities and Use of Proceeds   12

Item 3.    Defaults upon Senior Securities             13

Item  4.    Submission of Matters to a Vote of Security Holders
13

Item 5.    Other Information                           13

Item 6.    Exhibits                                         13

Signatures

Part I.   Financial Information
Item 1:   Financial Statements


                 THE PHOENIX GROUP CORPORATION
                  CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

 (Note: The interim financial statements for the period ending
      September 30, 2000 were not reviewed by independent accountants. See Note 1 at Page 4 for further information. )


                                      September 30,December 31,
ASSETS                                     2000       1999
                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents             $ 9,593    $ 15,802
  Prepaid expenses and other             87,316       8,904
     Total current assets                96,909      24,706

PROPERTY AND EQUIPMENT, net              100,395     92,102
OTHER ASSETS
  Intangible assets, net                 883,544    400,000

TOTAL ASSETS                            $1,080,848 $516,808


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes  payable                          $2,512,898         $
1,310,021
  Accounts payable                       691,859    392,177
     Accrued    expenses   and   other   current    liabilities
298,026                                685,694
    Net   current   liabilities  of   discontinued   operations
8,984,359                              14,472,208

  Total current liabilities              12,487,142 16,860,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred   Stock,  $.001  par  value,   5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued   and   outstanding
533                                    533
      Series   B,   100,000  shares  issued   and   outstanding
100                                    100
  Common Stock, $.001 par value, 250,000,000 shares authorized;
53,550,852
        and 36,253,495 issued and outstanding in 2000 and 1999,
respectively                             53,551      36,253
  Additional Paid-In Capital            45,119,141  38,097,836
   Accumulated  Deficit                   (56,579,619)  (54,478
,014)

                                      (11,406,294)(16,343,292)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $1,080,848 $516,808




   The accompanying notes are an integral part of these consolidated financial statements.

                 THE PHOENIX GROUP CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 (Note: The interim financial statements for the period ending
      September 30, 2000 were not reviewed by independent accountants. See Note 1 at Page 4 for further information. )


                                    Three Months   Nine Months Ended
                                       Ended         September 30,
                                   September 30,
                                    2000     1999    2000      1999
                                  (UNAUDI          (UNAUDI
                                   TED)              TED)
Revenues.....................     $        $       $         $
                                  27,213   0       27,213    0
Cost                          of
Revenues.................         111,760  0       111,760   0
                           Gross
Loss.....................

                                  (84,547  0       (84,547   0
                                  )                )

Operating Expenses
  Selling
                                  39,028   0       48,659    0
    General  and  Administrative
..............                     734,083  496,432 2,535,8   1,325,3
                                                   63        14


                                  773,111  496,432 2,584,5   1,325,3
                                                   22        14
Loss  from continuing operations
before other income               (857,65  (496,43 (2,669,   (1,325,
                       (expense)  8)       2)      069)      314)
......................

Other income (expense)
       Other   income  (expense)
..............                     12,326   59,410  91,402    (28,985
                                                                )
           Interest      expense
..................                 (71,140  (41,877 (214,94   (93,499
                                  )        )       8)           )
           Depreciation      and
amortization .........            (30,944  (6,462) (89,356   (19,386
                                  )                )         )


                                  (89,758  11,071  (212,90   (141,87
                                  )                1)           0)
Loss from continuing operations
         Before     discontinued                             (1,467,
operations ..........             (947,41  (485,36 (2,881,     184)
                                  6)       1)      970)

Discontinued Operations
        Net   gain   (loss)   on  231,599
settlement    of    discontinued           313,404 780,365   313,404
accounts
      Net  loss  from operations
...............                    0        (533,86 0         (3,098,
                                           8)                  446)

         Gain    (loss)     from  231,599                    (2,785,
discontinued operations.......             (220,46 780,365     042)
                                           4)

Extraordinary Item
      Net Gain on Extinguishment
of Debt Obligation                0        1,158,4 0         1,158,4
                                           24                24

Net         Income        (Loss)  $        $       $(2,101   $
................                   (715,81  452,599 ,605)     (3,093,
                                  7)                         802)


Basic and Diluted Loss per Share
   Continuing Operations          $        $       $         $
                                  (.02)    (.02)   (.05)     (.07)
   Discontinued Operations
                                  -        (.01)   .02       (.11)
   Extraordinary Item
                                  -          .04   -         .05
Loss per Common Share             $        $       $         $
                                  (.02)    .01     (.03)     (.13)



The   accompanying  notes  are  an  integral  part   of   these
consolidated financial statements.
                 THE PHOENIX GROUP CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

 (Note: The interim financial statements for the period ending
      September 30, 2000 were not reviewed by independent accountants. See Note 1 at Page 4 for further information. )


                                 Nine Months Ended
                                        September  30,September
30,
                                           2000       1999
OPERATING ACTIVITIES                   (UNAUDITED)

  Net loss                             $(2,101,605)$(3,093,802)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        89,356     518,558
  Common stock issued for services rendered         685,475
  Net gain on extinguishments of debt obligations,
          disposition     of     property     and      interest
-                                                   (1,471,828)
     Income   from   discontinued   operations                -
(180,277)
  Changes in
    Accounts receivable                       -     (5,217,794)
    Inventory                                 -     (2,647,884)
       Prepaid    expenses    and    other             (35,210)
(71,712)
    Notes and loans payable                   -     2,264,245
     Accounts  payable and accrued expenses             688,879
10,168,407
      Net   current  liabilities  of  discontinued   operations
(481,104)                              -

     Net  cash  provided  (utilized)  by  operating  activities
(1,154,209)                         267,913

INVESTING ACTIVITIES
    Purchase  of  property  and  equipment             (37,648)
(250,000)
  Changes in other assets               (74,793)          -

   Net  cash utilized by investing activities         (112,441)
(250,000)

FINANCING ACTIVITIES
Short-term      borrowings,     net                   1,037,041
-
    Payments   of   long-term  debt  and  notes  payable,   net
-                                   (148,565)
  Issuance of Stock                                    180,000
  Exercise of Stock Options                              43,400
    Net   cash  provided  (utilized)  by  financing  activities
1,260,441                           (148,565)

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS        (6,209)     (130,652)
     Cash   and   cash   equivalents,   beginning   of   period
15,802                              279,364

   Cash and cash equivalents, end of period         $  9,593  $
148,712


The   accompanying  notes  are  an  integral  part   of   these
consolidated financial statements.
                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending September 30, 2000 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending September 30, 2000 that have been reviewed by independent accountants.

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

NOTE 3: GOING CONCERN

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

Net  current  accounts of discontinued operations at  September
30, 2000 and December 31, 1999 are detailed as follows:

SEPTEMBER 30, 2000      Prior   Nursin  Trinit  Southl   Total
                                  g       y      and
(UNAUDITED)            Ancill   Operat  Rehab   Medica  Account
                        aries    ions             l        s

Accounts  payable  and $             $       $   $             $
accrued expenses       -        (1,136  (204,9  -        (1,341,
                                 ,376)     34)              310)
Judgment      creditor  (1,412  (1,980                   (3,392,
obligations              ,310)   ,238)  -       -           548)
Loans                                   (2,279           (2,279,
                          -     -        ,009)  -           009)
Other notes payable                          (  (1,118   (1,971,
                          -     -       853,09   ,401)      492)
                                            1)
Total    net   current       $       $       $       $         $
liabilities             (1,412  (3,116  (3,337  (1,118   (8,984,
                         ,310)   ,614)   ,034)   ,401)      359)

DECEMBER 31, 1999       Prior   Nursin  Trinit  Southl   Total
                                  g       y      and
                       Ancill   Operat  Rehab   Medica  Account
                        aries    ions             l        s
                           $ (       $       $    $            $
Accounts  payable  and  870,51  (3,985  (308,1  -        (5,164,
accrued expenses            6)   ,722)     76)              414)
Judgment      creditor  (1,964                           (1,964,
obligations              ,014)  -       -       -           014)
Loans
                       -        (1,980  (2,352  -        (4,332,
                                 ,238)   ,747)              985)
Other notes payable                                      (3,010,
                       -        -       (1,660  (1,350      795)
                                         ,795)   ,000)
Total    net   current       $       $       $       $         $
liabilities             (2,834  (5,965  (4,321  (1,350   (14,472
                         ,530)   ,960)   ,718)   ,000)     ,208)

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

NOTE 8:  SIGNIFICANT TRANSACTIONS

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

NOTE 9: SUBSEQUENT EVENTS

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
          Certificate of Incorporation of Phoenix Healthcare
          Corporation


     4.1 Specimen Certificate for shares of Common Stock, par value $0.001, of The Phoenix Group Corporation

     10.1 Agreement with Yahoo! Broadcast
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.2 Employment Agreement of Marty Griffin
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.3 Stock Subscription Agreement for Marty Griffin
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.4 Employment Agreement of Timothy P. Matthews
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.5 Employment Agreement of Thomas J. Palmer
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.6 Converged Media Stockholders Agreement dated as of April
          1, 2000
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.7 The Phoenix Group Corporation 2000 Stock Option Plan
          (Previously   filed  on  August  14,  2000   to   the
          Registrants   Quarterly  Report  on  Form   10Q   and
          incorporated herein by reference)
     10.8 Employment Agreement of Robert J. Starzyk (Previously filed on May 12, 2000 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10QSB and incorporated herein by reference)
     10.9 The Phoenix Group Corporation 1999 Stock Option Plan (Previously filed on May 4, 1999 as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference)
     10.10 The Phoenix Group Corporation Employee Stock Purchase Plan (Previously filed on May 4, 1999 as
          Exhibit   4.2   to   the  Registrant's   Registration
          Statement  on  Form  S-8 and incorporated  herein  by
          reference)
     10.11 The Phoenix Group Corporation 1999 Share Award Plan (Previously filed on May 4, 1999 as Exhibit 4.3 to the Registrant's Registration Statement on Form S-
          8 and incorporated herein by reference)
      10.12 Employment Agreement and Change of Control Agreement between The Phoenix Group Corporation and Ronald E. Lusk (Previously filed on May 4, 1999 as
          Exhibit   4.4   to   the  Registrant's   Registration
          Statement  on  Form  S-8 and incorporated  herein  by
          reference)
      10.13 Iatros Health Network, Inc. 1999 Stock Option Plan (Previously filed on April 1, 1999 as Exhibit A to  Registrant's  Proxy  Statement  and  incorporated
          herein by reference)
     10.14 Iatros Health Network, Inc. Employee Stock Purchase Plan (Previously filed on April 1, 1999 as Exhibit B to Registrant's Proxy Statement and incorporated herein by reference)
*     10.15    Employment Agreement of Daniel Spethmann

*    27   Financial Data Schedule

*    Filed with original Form 10-QSB dated November 13, 2000.

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