Form 10KSB/A
period 2000-12-31
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

<\TABLE>             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-KSB/A

                               (X) ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                             or

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to

               Commission file number 0-20354

                THE PHOENIX GROUP CORPORATION
   (Exact name of registrant as specified in its charter)

           Delaware                     23-2596710
____________________________________________________________
           _______                       _________
(State or other jurisdiction of      (I.R.S. Employer
incorporation of organization)      Identification No.)
                      801 East Campbell Road, Suite 345
      Richardson, Texas                    75081
____________________________________________________________
           _______                       _________
(Address of principal executive         (Zip Code)
           offices)

                        214-382-3630
    (Registrant's telephone number, including area code)


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





                      TABLE OF CONTENTS



                                                                     Pag
                                                                      e

Part I
Item 1. Business                                                      1
        General Overview                                              1
        Business Strategy                                             1
        Corporate Developments/Significant Transactions               1
        Discontinued Operations                                       1
        Business Acquisition                                          2
        Sources of Revenue                                            2
        Human Resources                                               2
Item 2. Properties                                                    2
Item 3. Legal Proceedings                                             3
Item 4. Submission of Matters to Vote of Security Holders             3
Part II
Item 5. Market for Registrant's Common Equity and Related             3
        Stockholder Matters
        Market Information                                            3
        Dividends                                                     4
Item 6. Management's Discussion and Analysis of Financial Condition   4
        and Results of Operations........
Item 7. Financial Statements                                          6
Item 8. Changes in and Disagreements With Accountants on Accounting   6
        and Financial Disclosure
Part III
Item 9. Directors and Executive Officers of the Registrant            7
Item 10. Executive Compensation                                        7
Item 11. Security Ownership of Certain Beneficial Owners and           8
        Management
Item 12. Certain Relationships and Related Transactions                9
Item 13. Exhibits and Reports on Form 8-K                              10
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

Business Strategy

The Company has evaluated a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, specific opportunities have been identified where the Company has received indications of capital access to fund targeted purchase transactions conforming to its business plan. This business plan offers significant potential for market consolidation through the implementation of an aggressive acquisition strategy while yielding maximum synergy with the Company's resources. The planned business acquisitions generally represent entities advantaged by affiliation with a the Company; offer economies through the reduction of redundant overhead to be achieved through consolidation; and, meet predetermined financial and operating criteria established by the Company.

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

For the year ended December 31, 2000, the Company reported a net loss of $1,473,066 compared to a net loss of $10,894,212 for the year ended December 31,1999. The reported losses for 1999 are largely attributed to the operating losses resulting from now discontinued operations. The operating losses reported from continuing operations of $2,416,821 and $2,778,389 for years 2000 and 1999, respectively reflect the operating costs incurred for general and administrative expenses. These are generally attributed to costs required to sustain a corporate office and support related operating expenses.

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

Net current liabilities of discontinued operations reported at December 31, 2000 and 1999 totaled $6,575,000 and $14,272,208 respectively. For 2000, significant components include $1,700,000 relating to prior period corporate and ancillary services; $2,900,000 associated with nursing home operations; $850,000 associated with Trinity operations; and, $1,125,000 associated with Southland operations. For 1999, significant components include $2,834,530 relating to prior period corporate and ancillary services; $5,965,960 associated with nursing home operations; $4,321,718 associated with Trinity operations; and, $1,350,000 associated with Southland operations. Substantially all components of net current liabilities of discontinued operations at December 31, 2000 represent judgment creditors of prior corporate and subsidiary operations where such obligations provide for recourse to the Company. During 2000, certain net current liabilities of discontinued operations were settled through the issuance of the Company's Common Stock. Other reductions during 2000 resulted from the disposition of accounts where corresponding assets of associated operations had been fully liquidated and there existed no further recourse for collection or payment for such liabilities.


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

Robert L. Woodson, III, 52, has served as President and Chief Operating Officer since January 1, 1999. Mr. Woodson was President and Chief Executive Officer from November 1998 to January 1999. Prior to joining the Company, Mr. Woodson was President of HFI Home Care Management LP, a company that acquires and manages home health agencies, form 1994 through 1997, and Executive Vice President and Secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

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

Daniel Spethman joined the Company as Executive Vice President of Healthcare Information Technologies, a wholly owned subsidiary of the Company, effective on August 15, 2000. The terms of his employment agreement provide for annual compensation of $180,000, of which $60,000 is deferred for payment, and a term of one year. During 2000, Mr. Spethman received options under the Company's Employee Stock Option Plan to acquire 500,000 shares of Common Stock.

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


Current Directors and Executive Officers
Shares Owned               Percent of Class

Ronald    E.    Lusk                              13,508,539
23.2%
Robert L. Woodson, III                             2,729,045
4.7%
Bart A. Houston                  200,000          -
Gary G. Castleberry                    -          -
K. Shane Hartman                 601,603          1.0%
Daniel    Spethman                                   500,000
..9%

Directors      and      Officers      as       a       group
17,539,187                            30.1%



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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
                THE PHOENIX GROUP CORPORATION



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Pag
                                                       e
Consolidated Balance Sheets (UNAUDITED)                 F-2
Consolidated Statements of Operations (unaudited)       F-3
Consolidated Statements of Changes in Stockholders'     F-4
Equity (unaudited)
Consolidated Statements of Cash Flows (unaudited)       F-5
Notes to Consolidated Financial Statements              F-6
Signatures                                              F-
                                                       15


THE PHOENIX GROUP
CORPORATION
CONSOLIDATED BALANCE
SHEETS
DECEMBER 31, 2000 AND
1999
(NOTE: The annual financial
statements for the year ended
December 31, 2000 were not
audited by independent
accountants. See Page F-6 for
further information
                                             2000           1999
                                          (UNAUDITED
                                               )
ASSETS

CURRENT ASSETS
  Cash and cash                            $              $
equivalents                               1,627          15,802
  Deposits and other
                                          32,542         8,904
      Total current
assets                                    34,169         24,706

PROPERTY AND EQUIPMENT,
net                                       75,808         92,102

OTHER ASSETS
  Intangible assets, net
                                          -              400,000
  Security deposits
                                          14,198         -

TOTAL ASSETS                               $              $
                                          124,175        516,808


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
  Notes payable - related                  $              $
party and other                           2,699,887      1,310,021
  Accounts payable
                                          684,669        392,177
  Accrued expenses and other
current liabilities                       387,101        685,694
  Net liabilities of
discontinued operations                   6,575,000      14,472,208
      Total current
liabilities                               10,346,657     16,860,100

COMMITMENTS AND
CONTINGENCIES                             -              -

STOCKHOLDERS' EQUITY
(DEFICIT)
  Preferred Stock, $.001,
5,000,000 shares authorized:
      Series A, 533,333 shares
issued and outstanding                    533            533
      Series B, 100,000 shares
issued and outstanding                    100            100
  Common Stock, $.001 par value,
50,000,000 shares
      authorized; 58,203,567  and
36,253,495 issued
      or issuable and outstanding in
2000 and 1999, respectively               58,204         36,253
  Additional Paid-In
Capital                                   45,669,761     38,097,836
  Accumulated Deficit
                                          (55,951,08     (54,478,01
                                          0)             4)

                                          (10,222,48     (16,343,29
                                          2)             2)

TOTAL LIABILITIES AND STOCKHOLDERS'        $              $
EQUITY (DEFICIT)                          124,175        516,808
The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP
CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS
YEARS ENDED DECEMBER 31,
2000 AND 1999
(NOTE: The annual financial
statements for the year ended
December 31, 2000 were not audited
by independent accountants. See
Page F-6 for further information
                                            2000         1999
                                           (UNAUDI
                                            TED)

Operating expenses
  General and                               $           $
administrative                             2,120,0     2,649,29
                                           09          9

Loss from continuing operations
before other income (expense),
      discontinued
operations and                             (2,120,     (2,649,2
extraordinary item                         009)        99)


Other income
(expense)
  Interest, net
                                           (257,87     (103,243
                                           6)          )
  Depreciation
                                           (38,936     (25,847)
                                           )

                                           (296,81     (129,090
                                           2)          )

Loss from continuing operations
before discontinued operations
      and
extraordinary item                         (2,416,     (2,778,3
                                           821)        89)

Discontinued
operations:
  Net gain (loss) on settlement and
disposition of discontinued accounts       1,673,2     (5,246,2
                                           31          31)
  Net loss from
operations                                 (729,47     (4,028,0
                                           6)          16)

                                           943,755     (9,274,2
                                                       47)

Loss from operations before
extraordinary item                         (1,473,     (12,052,
                                           066)        636)

Extraordinary item:
  Net gain on
extinguishment of debt                     -           1,158,42
obligations                                            4

Net Loss                                    $           $
                                           (1,473,     (10,894,
                                           066)        212)

Basic and diluted
loss per share:
  Continuing                                $           $
operations                                 (0.05)      (0.12)
  Discontinued
operations                                 0.02        (0.38)
  Extraordinary
item                                       -           0.04
Loss per Common                             $           $
Share                                      (0.03)      (0.46)

Weighted Average
Common Shares                              49,574,     24,258,4
                                           829         53


The accompanying notes are an integral part of these consolidated financial statements.







THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2000
(NOTE: The annual financial
statements for the year ended
December 31, 2000 were not
audited by independent
accountants. See Page F-6 for
further information
                           Prefe  Stoc Commo Stock  Additi  Accumul Total
                            rred   k     n   Amoun   onal    ated
                           Share  Amou Share   t     Paid-  Deficit
                             s     nt    s            in-
                                                    Capita
                                                       l

Balance, December 31, 1998  633,3    $ 20,96      $       $    $       $
                               33  633 9,958  20,97  36,059 (43,583 (7,502
                                                  0    ,867 ,802)   ,332)

Issuance of common stock     -         100,0    100  25,860    -    25,960
in connection with the                    00
purchase
  acquisition of Trinity
Rehab, Inc.

Issuance of common stock
in connection with
  the conversion of debt     -         3,200  3,200  796,80    -    800,00
obligations                             ,000              0              0

Issuance of common stock
in settlement of
  corporate creditor         -         1,285  1,285  173,17    -    174,45
obligations                             ,000              4              9

Issuance of common stock     -         2,150  2,150  299,21    -    301,36
in connection with                      ,000              5              5
settling
  corporate litigation
matters

Issuance of common stock in  -         6,513  6,513  393,48    -    400,00
connection with the                     ,158              7              0
purchase acquisition of
Healthcare Information
Technologies, Inc.

Issuance of common stock     -         2,035  2,035  349,43    -    351,46
in connection with                      ,379              3              8
  executive compensation


Net Loss                     -           -     -       -
                                                            (10,894 (10,89
                                                              ,212) 4,212)

Balance, December 31, 1999           $          $      $       $       $
                           633,3  633  36,25 36,25  38,097  (54,478 16,343
                           33          3,495 3      ,836    ,014)   ,292)

Issuance of common stock in
connection with the                    2,715 2,716  1,041,          1,044,
  conversion of debt                   ,876         956             672
obligations

Issuance of common stock
associated with the                    8,150 8,150  1,111,          1,119,
purchase acquisition of                ,000         800             950
now discontinued
operations

Issuance of common stock in
lieu of payment for                    1,731 1,732  269,51          271,25
professional services                  ,699         8               0
rendered

Issuance of common stock
associated with securing               4,130 4,131  485,87          490,00
working capital financing              ,500         0               1

Issuance of common stock
in connection with                     5,221 5,222  928,83          934,05
executive                              ,997         7               9
compensation

Increase in additional paid
in capital resulting from
the    disposition of net                           3,733,          3,033,
liabilities associated                              944             944
with discontinued
operations

Net Loss
                                                            (1,473, (1,473
                                                            066)    ,066)
Balance, December 31, 2000           $          $      $       $
                           633,3  633  58,20 58,20  45,669  (55,951 $(10,2
                           33          3,567 4      ,761    ,080)   22,482
                                                                    )

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH
FLOWS
YEARS ENDED DECEMBER 31, 2000 AND
1998
(NOTE: The annual financial statements              2000             1999
for the year ended December 31,
2000 were not audited by independent
accountants. See Page F-6 for further
information.)
                                                 (UNAUDITE
                                                     D)

OPERATING ACTIVITIES
  Net loss                                        $                $
                                                 (1,473,06        (10,894,21
                                                 6)               2)
  Adjustments to reconcile net loss to
net cash provided
    (utilized) by operating
activities:
    Depreciation and
amortization                                     122,096          237,123
    Write down of intangible
assets                                           400,000          -
    Provision for doubtful
accounts receivable                              -                512,520
    Net gain on settlement and
disposition of accounts                          (1,673,23        (1,158,424
                                                 1)               )
    Common stock issued for
services rendered                                1,151,616        351,468
Changes in:
    Accounts receivable
                                                 -                2,657,896
    Inventory
                                                 -                8,779
    Prepaid expenses and other
                                                 (23,638)         (2,715)
    Accounts payable and accrued
expenses                                         (6,101)          2,338,860
Net cash provided (utilized) by
operating activities                             (1,502,32        (5,948,705
                                                 4)               )


INVESTING ACTIVITIES
  Changes in property and
equipment                                        16,294           (117,949)
  Net decrease in other assets
                                                 81,989           -

                                                 98,283           (117,949)

FINANCING ACTIVITIES
  Short-term borrowings, net
                                                 1,389,866        5,803,092


                                                 1,389,866        5,803,092

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      (14,175)         (263,562)
  Cash and cash equivalents,
beginning of year                                15,802           279,364
  Cash and cash equivalents, end                  $                $
of year                                          1,627            15,802



The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The financial statements for the year ending December 31, 2000 contained and presented in this document were not audited by independent accountants. Phoenix Healthcare Corporation ("The Company") expects to file as soon as reasonably possible an amended Form 10-KSB that will contain financial statements for the year ending December 31, 2000 that have been audited by independent accountants.


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

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999


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


NOTE 3: GOING CONCERN

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

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

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

NOTE 5: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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



THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

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

NOTE 7: INCOME TAXES

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

NOTE 8: NOTES PAYABLE - RELATED PARTY AND OTHER

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










THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 9:  DISCONTINUED OPERATIONS

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

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 8:  DISCONTINUED OPERATIONS (continued)

Net losses from discontinued operations reported for the period ended December 1999 is detailed as follows:

YEAR ENDED DECEMBER     Prior   Nursing Trinity  Southl   Total
31, 1999                                           and
                       Ancilla  Operati  Rehab   Medica  Accoun
                        ries      ons               l      ts
Revenues               $        $       $        $       $
                       -        11,412, 3,312,5  7,104,  21,829
                                276     67       814     ,657
Operating expenses
                       (512,51  (10,232  (4,429,  (7,887  (23,06
                            9)    ,275)     062)   ,899)  1,755)
Property and capital      -
related                         (1,125,  (190,07  (1,480  (2,795
                                   767)       1)   ,080)   ,918)
Net (Loss)                   $  $              $ $       $
                       (512,51  54,234   (1,306, (2,263  (4,028
                            9)              566) ,165)   ,016)






NOTE 10: RELATED PARTY TRANSACTIONS

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



THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 10: LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing loss per share (basic and diluted) from continuing operations:

                                       2000          1999
                                    (unaudite
                                        d)
Net Loss                              $(1,473,0     $(10,894,
                                           66)          212)
Preferred stock dividends             (160,000)     (160,000)


Loss to common shareholders           $(1,633,0     $(11,054,
(numerator)                                66)          212)



Weighted-average number of shares
of common stock (denominator)
                                    49,574,82     24,258,45
                                    9             3

Potential dilutive securities (2000 and 1999?stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be anti-dilutive.

NOTE 12: PREFERRED STOCK

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

NOTE 13: STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS

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







THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 13: STOCK OPTION PLAN AND COMMON STOCK PURCHASE WARRANTS
(Continued)

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



THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

The Company is obligated under the terms of employment contracts for four of it's executive officers. The terms of the contracts generally range from between one and three years; provide for annual salaries ranging from between $180,000 and $250,000; and include certain other incentive provisions. In addition, certain of these employment contracts provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company's executive officers aggregates approximately $880,000 of which approximately $515,000 is subject to deferred payment arrangements. This excludes provision for the Company's Executive Vice President and Chief Financial Officer. (See Note 14 - Subsequent Events)

NOTE 15: SUBSEQUENT EVENTS

Effective on January 1,2001 the Company's Executive Vice President and Chief Financial Officer resigned. The employment contract associated with this executive commenced on April 1, 2000, for a term of three years, and provided for annual salary compensation of $220,000. Claims for further compensation to this executive beyond December 31, 2000 are being disputed by the Company.

Effective January 2001, the Company announced the discontinuation of operations of Converged Media, Inc., its operating subsidiary involved in the convergence of communications media. (See Note 8 - Discontinued Operations)




























                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd of July, 2002.

                                         THE PHEONIX GROUP CORPORATION


                                             /s/ Ronald E. Lusk
                                        By: ______________________



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB (Amended) has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:




       Signature                Title(s)                     Date

  /s/  Ronald E. Lusk         Chairman of the Board, President7/3/02
________________________________                 and Chief Executive Officer
     Ronald E. Lusk


  /s/  J. Michael Poss
________________________________                   Chief Financial  Officer
7/3/02
    J. Michael Poss