Form 10QSB/A
period 2001-03-31
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-QSB/A

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
10

Signatures


Part I.   Financial Information
Item 1:   Financial Statements


                THE PHOENIX GROUP CORPORATION
                 CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2001 AND DECEMBER 31, 2000

(Note: The interim financial statements for the period ending March 31, 2001 were not reviewed by independent accountants.
  The financial statements for the year ending December 31, 2000 were not audited by independent accountants. See Note 1 at Page 4 for further information. )

                                        March 31, December 31,
ASSETS                                     2001       2000
                                       (UNAUDITED)(UNAUDITED)
CURRENT ASSETS
   Cash  and cash equivalents           $               1,502
$ 1,627
  Deposits and other                     81,818      32,542
     Total current assets                83,320      34,169

PROPERTY AND EQUIPMENT, net              65,693      75,808

OTHER     ASSETS                                       43,985
14,198

TOTAL ASSETS                            $192,998   $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable - related party and other                  $
2,854,813                               $2,699,887
  Accounts payable                       829,760    684,669
     Accrued   expenses   and   other   current   liabilities
620,191                                387,101
    Net   current  liabilities  of  discontinued   operations
6,570,000                              6,575,000

   Total  current liabilities              10,874,764 10,346,
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

   (Note: The interim financial statements for the periods ending March 31, 2001 and March 31, 2000 were not reviewed by independent accountants.  See Note 1 at Page 4 for further
                       information. )

                                 Three Months Ended

March 31

                                          2001        2000
                                       (UNAUDITED)(UNAUDITED)
Operating Expenses
  General and administrative           $846,352    $1,072,473

Loss from continuing operations before other income
   (expense)                             (846,352)    (1,072,
473)

Other income (expense)
            Other     income                                -
3,442
       Interest expenses                (117,903)   (53,459)
         Depreciation  and  amortization             (10,862)
(9,068)

                                        (128,765)   (59,085)
Loss from continuing operations
       before  discontinued  operations             (975,117)
(1,131,558)

Discontinued Operations
    Net gain (loss) on settlement
          of discontinued accounts      (23,450)    145,258
      Net   loss   from   operations                 (20,569)
(27,912)

     Gain (loss) from discontinued operations        (44,019)
117,346

Net  Loss                               $(1,019,136)$     (1,
014,212)


Basic and Diluted Loss per Share
    Continuing operations              $   (.02)   $(.03)
    Discontinued operations                   -        -
Loss per Common Share                  $   (.02)   $(.03)


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.

                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

   (Note: The interim financial statements for the periods
ending March 31, 2001 and March 31, 2000 were not reviewed by
 independent accountants.   See Note 1 at Page 4 for further
                       information. )

                                      Three Months Ended

                                        March 31,  March 31,
                                           2001       2000
OPERATING ACTIVITIES                   (UNAUDITED)(UNAUDITED)

   Net  loss                             $(1,019,136)$(1,014,
212)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        10,862      29,068
     Provision for doubtful accounts receivable             -
-
     Common  stock issued for services rendered       459,237
651,200
  Changes in
    Accounts receivable                       -           -
           Inventory                                        -
-
            Prepaid         expenses        and         other
49,276
(319)
      Notes  payable  -  related  party  and  other..........
154,926                                 -
        Accounts     payable     and     accrued     expenses
378,181                             9,442
      Net  current  liabilities  of  discontinued  operations
-                                   230,552

     Net  cash  provided  (utilized) by operating  activities
33,346                              (94,269)

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment             (747)
(3,392)
           Changes          in          other          assets
(32,724)                                     (1,677)

   Net  cash  provided  (utilized)  by  investing  activities
(33,471)                            (5,069)

FINANCING ACTIVITIES
  Short-term borrowings, net                  -      83,536
  Proceeds of long-term debt, net             -           -

   Net  cash  provided  (utilized)  by  financing  activities
-                                   83,536

INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS          (125)     (15,802)
    Cash   and   cash   equivalents,  beginning   of   period
1,627                               15,802

  Cash and cash equivalents, end of period         $  1,502 $
-



The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements.





                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending March 31, 2001 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending March 31, 2001 that have been reviewed by independent accountants.

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

NOTE 3: GOING CONCERN

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

NOTE 5: DISCONTINUED OPERATIONS

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

NOTE 9: SUBSEQUENT EVENTS

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