Form 10QSB/A
period 2001-06-30
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

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
10

Signatures

Part I.   Financial Information
Item 1:   Financial Statements

                  THE PHOENIX GROUP CORPORATION
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2001 AND DECEMBER 31, 2000

  (Note: The interim financial statements for the period ending June 30, 2001 were not reviewed by independent accountants. The financial statements for the year ending December 31, 2000 were not audited by independent accountants. See Note 1 at Page 4 for further information. )

                                         June 30, December 31,
ASSETS                                     2001       2000
                                       (UNAUDITED)(UNAUDITED)
CURRENT ASSETS
   Cash  and  cash equivalents              $     204,901       $
1,627
   Accounts Receivable - Net.................             845,012
0
     Inventory                                             32,741
0
    Deposits   and  other                                 175,705
32,542
       Total   current   assets                         1,258,359
34,169

PROPERTY    AND   EQUIPMENT,   net                          82,14
275,808

GOODWILL  - Net of Amortization..............           1,761,719
0

OTHER      ASSETS                                          78,729
14,198

TOTAL ASSETS                            $3,180,949 $124,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes  payable  - related party  and  other                  $
4,676,006                               $2,699,887
  Accounts payable                       1,487,476  684,669
     Accrued    expenses    and   other    current    liabilities
961,634                                387,101
     Deferred   Revenue.....................              189,095
0
     Net   current   liabilities   of   discontinued   operations
6,740,000                              6,575,000

  Total current liabilities              14,054,211 10,346,657

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

 (Note: The interim financial statements for the periods ending
June 30, 2001 and June 30, 2000 were not reviewed by independent
 accountants.   See Note 1 at Page 4 for further information. )


                                   Three Months      Six Months Ended
                                       Ended             June 30,
                                     June 30,
                                   2001     2000      2001      2000
                                 (UNAUDI  (UNAUDI    (UNAUDI (UNAUDIT
                                   TED)     TED)        TED)    ED)
Revenue                                 $        $         $ $
                                  395,391        0   395,391 0

Operating Expenses
            General          and        $        $         $         $
administrative............        831,057  576,600   1,677,4  1,696,13
                                                          09         2

Loss  from continuing operations
before other income               (435,66  (576,60   (1,282,  (1,696,2
  (expense) ....................       6)       0)      018)       32)

Other income (expense)
       Other   income  (expense)
.............                      197,125   30,309   197,125    72,898
           Interest      expense
..................                 (109,75  (90,349   (227,65  (143,808
                                       4)        )        7)         )
           Depreciation      and
amortization ...........          (61,869  (29,344   (72,731  (58,412)
                                        )        )         )


                                   25,502  (89,384   (103,26  (129,322
                                                 )        3)         )
Loss from continuing operations
         Before     discontinued
operations ..........             (410,16  (665,98   (1,385,  (1,825,5
                                       4)       4)      281)       54)

Discontinued Operations
        Net   gain   (loss)   on
settlement    of    discontinued  (388,50  403,508   (411,95   548,766
accounts                               2)                 2)
      Net  loss  from operations
...............                          0  (109,10  (20,569   (109,100
                                                0)  )                )

         Gain    (loss)     from
discontinued operations.......    (388,50  294,408   (432,52   439,666
                                       2)                 1)

Net Loss ....................           $        $         $         $
                                  (798,66  (371,57   (1,817,  (1,385,8
                                       6)       6)      802)       88)


Basic and Diluted Loss per Share
   Continuing Operations                $        $         $         $
                                    (.01)    (.02)     (.02)     (.05)
   Discontinued Operations                             (.01)
                                        -      .01                 .01
Loss per Common Share                   $        $         $         $
                                    (.01)    (.01)     (.03)     (.04)

                  THE PHOENIX GROUP CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

 (Note: The interim financial statements for the periods ending
June 30, 2001 and June 30, 2000 were not reviewed by independent
 accountants.   See Note 1 at Page 4 for further information. )

                                        Six Months Ended
                                         June 30,   June 30,
                                           2001       2000
OPERATING ACTIVITIES                   (UNAUDITED)(UNAUDITED)

Net loss                                                      $(1,798,356)
$(1,385,788)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        73,285      58,412
    Provision for doubtful accounts receivable            -      -
    Common stock issued for services rendered       666,048      685,475
  Changes in
    Accounts receivable                 (845,012)         -
                 Inventory                                        (32,741)
-
       Prepaid    expenses   and   other                         (123,163)
(22,740)
       Notes    payable    -    related    party    and    other..........
2,141,119                           -
      Accounts   payable  and  accrued  expenses                 1,377,340
173,086
        Deferred    Revenue                                        189,095
-
          Goodwill.....................                        (1,832,054)
-
     Net  current liabilities of discontinued operations           229,874
(206,460)

       Net    cash    provided   (utilized)   by   operating    activities
45,435                              (698,015)

INVESTING ACTIVITIES
  Purchase of property and equipment           (28,730)     (20,001)
    Changes   in   other   assets                                 (64,531)
(69,676)

   Net cash provided (utilized) by investing activities           (93,261)
(89,677)

FINANCING ACTIVITIES
  Short-term borrowings, net                  -     796,765
  Private Placement of securities       251,100           -

   Net  cash provided (utilized) by financing activities           251,100
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







                 THE PHOENIX GROUP CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             PERIODS ENDED JUNE 30, 2001 AND 2000


NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending June 30, 2001 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending June 30, 2001 that have been reviewed by independent accountants.

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