Form 10QSB/A
period 2001-09-30
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

- 1 -





              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                        FORM 10-Q SB/A

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

Signatures

















Part I.   Financial Information
Item 1:   Financial Statements

                 THE PHOENIX GROUP CORPORATION
                  CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

 (Note: The interim financial statements for the period ending
      September 30, 2001 were not reviewed by independent accountants. The financial statements for the year ending
December 31, 2000 were not audited by independent accountants.
        See Note 1 at Page 6 for further information. )

                                      September 30,December 31,
ASSETS                                     2001       2000
                                       (UNAUDITED)(UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents             $ 3,553    $  1,627
  Accounts Receivable                    951,614          -
  Inventory                              47,491           -
  Prepaid expenses and other             101,884     32,542
     Total current assets                1,104,542   34,169

PROPERTY AND EQUIPMENT, net              69,197      75,808
OTHER ASSETS
  Security Deposits                      17,216      14,198
  Intangible assets, net                 1,707,714        -

TOTAL ASSETS                            $2,898,669 $124,175


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes  payable                          $4,808,506         $
2,699,887
  Accounts payable                       1,504,211  684,669
     Accrued    expenses   and   other   current    liabilities
1,218,608                              387,101
  Deferred Revenue                       136,156
    Net   current   liabilities  of   discontinued   operations
6,740,000                              6,575,000

  Total current liabilities              14,407,481 10,346,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred   Stock,  $.001  par  value,   5,000,000   shares
authorized:
      Series   A,   533,333  shares  issued   and   outstanding
533                                    533
      Series   B,   100,000  shares  issued   and   outstanding
100                                    100
  Common Stock, $.001 par value, 250,000,000 shares authorized;
82,584,916
        and 53,550,852 issued and outstanding in 2001 and 2000,
respectively                             82,585      58,204
  Additional Paid-In Capital            46,429,856  45,669,761
   Accumulated  Deficit                   (58,021,886)  (55,951
,080)

                                      (11,508,812)(10,222,482)

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                 $2,898,669 $124,175


   The accompanying notes are an integral part of these consolidated financial statements.

                 THE PHOENIX GROUP CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Note: The interim financial statements for the periods ending
September 30, 2001 and September 30, 2000 were not reviewed by
  independent accountants.   See Note 1 at Page 6 for further
                        information. )

                                    Three Months   Nine Months Ended
                                       Ended         September 30,
                                   September 30,
                                    2001     2000    2001      2000
                                  (UNAUDI  (UNAUDI (UNAUDI   (UNAUDI
                                   TED)      TED     TED       TED
Revenues.....................     $        $       $         $
                                  1,159,8  27,213  1,555,2   27,213
                                  29               20
Cost                          of
Revenues.................         522,995  111,760 784,000   111,760
                           Gross
Margin....................

                                  636,834  (84,547 771,220   (84,547
                                           )                 )
Operating Expenses
  Selling
                                           39,028            48,659
    General  and  Administrative
..............                     1,285,5  734,083 2,701,9   2,535,8
                                  49               53        63


                                  1,285,5  773,111 2,701,9   2,584,5
                                       49          53        22
Loss  from continuing operations
before other income               (648,71  (857,65 (1,930,   (2,669,
                       (expense)       5)  8)      733)      069)
......................

Other income (expense)
       Other   income  (expense)
..............                              12,326  197,125    91,402
           Interest      expense
..................                 (111,53  (71,140 (339,19   (214,94
                                       3)  )       0)           8)
           Depreciation      and
amortization .........            (15,128  (30,944 (87,859   (89,356
                                        )  )       )         )


                                  (126,66  (89,758 (229,92   (212,90
                                       1)  )       4)           1)
Loss from continuing operations
         Before     discontinued                             (2,881,
operations ..........             (775,37  (947,41 (2,160,     970)
                                  6)       6)      657)

Discontinued Operations
        Net   gain   (loss)   on
settlement    of    discontinued  523,123  231,599 139,721   780,365
accounts
      Net  loss  from operations
...............                             0       (49,119      0
                                                   )

         Gain    (loss)     from
discontinued operations.......    523,123  231,599 90,602    780,365

Extraordinary Item
      Net Gain on Extinguishment
of Debt Obligation                0        0       0         0

Net         Income        (Loss)  $        $       $(2,070   $
................                   (252,25  (715,81 ,055)     (2,101,
                                  3)       7)                605)


Basic and Diluted Loss per Share
   Continuing Operations          $        $       $         $
                                  (.01)    (.02)   (.03)     (.05)
   Discontinued Operations
                                  -        -       -         .02
   Extraordinary Item
                                  -           -    -         -
Loss per Common Share             $        $       $         $
                                  (.01)    (.02)   (.03)     (.03)



The   accompanying  notes  are  an  integral  part   of   these
consolidated financial statements.

                 THE PHOENIX GROUP CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(Note: The interim financial statements for the periods ending
September 30, 2001 and September 30, 2000 were not reviewed by
  independent accountants.   See Note 1 at Page 6 for further
                        information. )

                                 Nine Months Ended
                                        September  30,September
30,
                                           2001       2000
OPERATING ACTIVITIES                   (UNAUDITED)(UNAUDITED)

  Net loss                             $(2,070,055)$(2,101,605)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization        87,859      89,356
   Common  stock  issued for services rendered          893,464
685,475
  Net gain on extinguishments of debt obligations,
          disposition     of     property     and      interest
-                                             -
  Income from discontinued operations
  Changes in
    Accounts receivable                    (951,614)        -
    Inventory                                  (47,491)     -
       Prepaid    expenses    and    other             (66,161)
(35,210)
    Goodwill                            (1,797,549)       -
    Notes and loans payable             2,108,619         -
     Accounts  payable and accrued  expenses                 1,
651,048                             688,879
    Deferred Revenue                            136,156     -
      Net   current  liabilities  of  discontinued   operations
(303,750)                           (481,104)

     Net  cash  provided  (utilized)  by  operating  activities
(359,474)                           (1,154,209)

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


NOTE 1:  UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the period ending September 30, 2001 contained and presented in this document were not reviewed by independent accountants. The Company expects to file as soon as reasonably possible an amended Form 10-QSB that will contain interim financial statements for the period ending June 30, 2001 that have been reviewed by independent accountants.

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


NOTE 9: SUBSEQUENT EVENTS

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