Form 10KSB/A
period 2001-12-31
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

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

                        214-382.3630
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





                      TABLE OF CONTENTS


PART I                                                    1
   ITEM 1. BUSINESS                                       1
     General Overview                                     1
     Business Strategy                                    1
     Corporate Developments / Significant Transactions    1
    Discontinued Operations                              1
    Business Acquisition                                 1
     Sources of Revenue                                   2
     Human Resources                                      2
   ITEM 2. PROPERTIES                                     2
   ITEM 3.  LEGAL PROCEEDINGS                             2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS                                                2
PART II                                                   3
   ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS                                    3
     Market Information                                   3
     Dividends                                            3
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                    4
   ITEM 7.  FINANCIAL STATEMENTS                          5
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE                    5
PART III                                                  6
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
   REGISTRANT                                             6
   ITEM 10.  EXECUTIVE COMPENSATION                       6
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT                                         7
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   8
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K             8

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



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                THE PHOENIX GROUP CORPORATION



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Pag
                                                      e
Consolidated Balance Sheets                             F-2
Consolidated Statements of Operations                   F-3
Consolidated Statements of Changes in Stockholders'     F-4
Equity (Deficit)
Consolidated Statements of Cash Flows                   F-5
Notes to Consolidated Financial Statements              F-6
Signatures                                              F-
                                                       14


THE PHOENIX GROUP
CORPORATION
CONSOLIDATED BALANCE
SHEETS
DECEMBER 31, 2001 AND
2000
(NOTE: The annual financial
statements for the years ended
December 31, 2001 and December
31, 2000 were not audited by
independent accountants. See Page
F-6 for further information.)
                                             2001           2000
                                          (UNAUDITED     (UNAUDITED
                                               )              )
ASSETS

CURRENT ASSETS
  Cash and cash                            $              $
equivalents                               622            1,627
  Accounts Receivable
                                          968,946
  Inventory
                                          15,218
  Deposits and other
                                          49,270         32,542
      Total current
assets                                    1,034,057      34,169

PROPERTY AND EQUIPMENT,
net                                       57,820         75,808

OTHER ASSETS
  Intangible assets, net
                                          1,620,939      -
  Security deposits
                                          17,216         14,198
  Note Receivable
                                          10,005
TOTAL ASSETS                               $              $
                                          2,740,037      124,175


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
  Notes payable - related                  $              $
party and other                           4,710,402      2,699,887
  Accounts payable
                                          1,750,472      684,669
  Accrued expenses and other
current liabilities                       1,410,011      387,101
  Net liabilities of
discontinued operations                   6,990,000      6,575,000
      Total current
liabilities                               14,860,885     10,346,657

COMMITMENTS AND
CONTINGENCIES                             -              -

STOCKHOLDERS' EQUITY
(DEFICIT)
  Preferred Stock, $.001,
5,000,000 shares authorized:
      Series A, 533,333 shares
issued and outstanding                    533            533
      Series B, 100,000 shares
issued and outstanding                    100            100
  Common Stock, $.001 par value,
50,000,000 shares
      authorized; 58,203,567  and
36,253,495 issued
      or issuable and outstanding in
2001 and 2000, respectively               83,085         58,204
  Additional Paid-In
Capital                                   46,516,306     45,669,761
  Accumulated Deficit
                                          (58,720,87     (55,951,08
                                          4)             0)

                                          (12,120,84     (10,222,48
                                          9)             2)

TOTAL LIABILITIES AND STOCKHOLDERS'        $              $
EQUITY (DEFICIT)                          2,740,035      124,175
The accompanying notes are an integral part of these consolidated financial statements.  See Norte 1 at Page F-6 for further information.

THE PHOENIX GROUP
CORPORATION
CONSOLIDATED STATEMENTS OF
OPERATIONS
YEARS ENDED DECEMBER 31,
2001 AND 2000
(NOTE: The annual financial
statements for the years ended
December 31, 2001 and December 31,
2000 were not audited by
independent accountants. See Page
F-6 for further information.)
                                            2001         2000
                                           (UNAUDI     (UNAUDIT
                                            TED)          ED)

Operating                                  $
revenues  - net                            3,328,8
                                           10

Operating expenses
  General and                               $           $
administrative                             5,408,3     2,120,00
                                           46          9

Loss from continuing operations
before other income (expense),
      discontinued
operations and                             (2,079,     (2,120,0
extraordinary item                         536)        09)


Other income
(expense)
  Interest, net
                                           (461,06     (257,876
                                           7)          )

Depreciation/Amorti                        (112,15     (38,936)
zation                                     2)

                                           (573,22     (296,812
                                           0)          )

Loss from continuing operations
before discontinued operations
      and
extraordinary item                         (2,652,     (2,416,8
                                           756)        21)

Discontinued
operations:
  Net gain (loss) on settlement and
disposition of discontinued accounts       211,090     1,673,23
                                                       1
  Net loss from
operations                                 (327,37     (
                                           7)          729,476)

                                           (116,28     943,755
                                           7)

Loss from operations before
extraordinary item                         (2,769,     (1,473,0
                                           043)        66)

Extraordinary item:
  Net gain on
extinguishment of debt                     -           -
obligations

Net Loss                                    $           $
                                           (2,769,     (1,473,0
                                           043)        66)

Basic and diluted
loss per share:
  Continuing                                $           $
operations                                 (0.03)      (0.05)
  Discontinued
operations                                 (0.001)     0.02
  Extraordinary
item                                       -           -
Loss per Common                             $           $
Share                                      (0.03)      (0.03)

Weighted Average
Common Shares                              82,632,     49,574,8
                                           915         29


The accompanying notes are an integral part of these consolidated financial statements. See Norte 1 at Page F-6 for further information.








THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)
YEAR ENDED DECEMBER 31, 2001
(NOTE: The annual financial
statements for the years ended
December 31, 2001 and December
31, 2000 were not audited by
independent accountants. See Page
F-6 for further information.)
                           Prefe  Stoc Commo Stock  Additi  Accumul Total
                            rred   k     n   Amoun   onal    ated
                           Share  Amou Share   t     Paid-  Deficit
                             s     nt    s            in-
                                                    Capita
                                                       l

Balance, December 31, 1998  633,3    $            $       $    $      $
                               33  633 36,25  36,25  38,097 (54,478 (16,34
                                       3,495      3    ,836 ,014)   3,292)

Issuance of common stock in
connection with the                    2,715 2,716  1,041,          1,044,
  conversion of debt                   ,876         956             672
obligations

Issuance of common stock
associated with the                    8,150 8,150  1,111,          1,119,
purchase acquisition of                ,000         800             950
now discontinued
operations

Issuance of common stock in
lieu of payment for                    1,731 1,732  269,51          271,25
professional services                  ,699         8               0
rendered

Issuance of common stock
associated with securing               4,130 4,131  485,87          490,00
working capital financing              ,500         0               1

Issuance of common stock
in connection with                     5,221 5,222  928,83          934,05
executive                              ,997         7               9
compensation

Increase in additional paid
in capital resulting from
the    disposition of net                           3,733,          3,033,
liabilities associated                              944             944
with discontinued
operations


Net Loss
                                                            (1,473, (1,473
                                                            066)    ,066)
Balance, December 31, 2000           $            $       $       $
                            633,3  633 58,20  58,20  45,669 (55,951 $(10,2
                               33      3,567      4    ,761   ,080) 22,482
                                                                         )

Issuance of common stock in             4,600  4,600  192,85         197,45
       connection with the              ,000              0              0
        conversion of debt
               obligations

  Issuance of common stock             1,665  1,665  81,593         83,258
       associated with the              ,160
   purchase acquisition of
          now discontinued
                operations

  Issuance of common stock             549,9    550  21,150         21,700
       associated with the                99
   purchase acquisition of
            new operations

Issuance of common stock in             5,098  5,097  338,28         343,37
       lieu of payment for              ,966              0              7
     professional services
                  rendered

  Issuance of common stock             6,702  6,703  335,06         341,76
  associated with securing              ,943              0              4
 working capital financing

  Issuance of common stock             6,262  6,262  314,60         320,87
        in connection with              ,258              8              1
                 executive
              compensation

Increase in additional paid                           (436,9         (437,7
in capital resulting from                               96)            46)
the    disposition of net
liabilities associated
with discontinued
operations

Net Loss                                                    (2,769, (2,769
                                                               043)  ,043)
Balance, December 31, 2001  633,3 $633 82,63  $83,0  $46,51 $(58,72 $(12,1
                               33      2,915     85   6,306  0,123) 20,849
                                                                         )

The accompanying notes are an integral part of these consolidated financial statements. See Norte 1 at Page F-6 for further information.

THE PHOENIX GROUP
CORPORATION
CONSOLIDATED STATEMENTS
OF CASH FLOWS
YEARS ENDED DECEMBER 31,
2000 AND 1998
NOTE: The annual financial
statements for the years ended
December 31, 2001 and December
31, 2000 were not audited by
independent accountants. See
Page F-6 for further
information.)
                                          2001              2000
                                        (UNAUDITE        (UNAUDITED
                                           D)                )
OPERATING ACTIVITIES
  Net loss                              $(2,769,0         $
                                              43)        (1,473,066
                                                         )
  Adjustments to reconcile net
loss to net cash provided
    (utilized) by
operating activities:
    Depreciation and                      112,152
amortization                                             122,096
    Write down of
intangible assets                                        400,000
    Provision for
doubtful accounts                                        -
receivable
    Net gain on settlement and             67,168
disposition of accounts                                  (1,673,231
                                                         )
    Common stock issued                   343,379
for services rendered                                    1,151,616
Changes in:
    Accounts                              968,946
receivable                                               -
    Inventory                              15,218
                                                         -
    Prepaid expenses and                   16,728
other                                                    (23,638)
    Accounts payable and                2,088,713
accrued expenses                                         (6,101)
Net cash provided                         499,882
(utilized) by operating                                  (1,502,324
activities                                               )


INVESTING ACTIVITIES
  Changes in property                      17,988
and equipment                                            16,294
  Net decrease in other                 (1,702,77
assets                                         4)        81,989
                                        (1,684,78
                                               6)        98,283

FINANCING ACTIVITIES
  Short-term borrowings,                1,183,899
net                                                      1,389,866

                                        1,183,899
                                                         1,389,866

INCREASE (DECREASE) IN CASH AND           (1,005)
CASH EQUIVALENTS                                         (14,175)
  Cash and cash                             1,627
equivalents, beginning of                                15,802
year
  Cash and cash                               622         $
equivalents, end of year                                 1,627



The accompanying notes are an integral part of these consolidated financial statements. See Norte 1 at Page F-6 for further information.

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1: The financial statements for the years ending December 31, 2001 and December 31, 2000 contained and presented in this document were not audited by independent accountants. The Company expects to file as soon as reasonably possible amended Forms 10-KSB that will contain financial statements for the years ending December 31, 2001 and December 31, 2000 that have been audited by independent accountants.


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


NOTE 2: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4:  SIGNIFICANT TRANSACTIONS

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

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11: LOSS PER SHARE

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
                                                  9

Potential dilutive securities (2001 and 2000?stock options, stock warrants and convertible preferred stock) have not been considered since the Company reported a net loss from continuing operations and, accordingly, their effects would be anti-dilutive.

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

The Company is obligated under the terms of employment contracts for four of it's executive officers. The terms of the contracts generally range from between one and three years; provide for annual salaries ranging from between $180,000 and $250,000; and include certain
THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 14: (Continued)

other incentive provisions. In addition, certain of these employment contracts provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company's executive officers aggregates approximately $880,000 of which approximately $515,000 is subject to deferred payment arrangements. This excludes provision for the Company's Executive Vice President and Chief Financial Officer. (See Note 15 - Subsequent Events)

NOTE 15: SUBSEQUENT EVENTS



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