Form 10QSB/A
period 2002-03-31
PHOENIX GROUP CORP
filed 2002-07-05
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                       FORM 10-Q SB/A

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

     Delaware                                 23-2596710
(State or other jurisdiction of              I.R.S. Employer
                     Identification No.
          incorporation of organization)

 81001 E. Campbell Rd., Suite 345, Richardson, Texas  75081
  (Address of principal executive offices)      (Zip Code)

                        214-382-3630
      (Issuer's telephone number, including area code)

          Formerly:  Phoenix Healthcare Corporation
      4514 Travis Street, Suite 330, Dallas, TX  75205
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
910

Signatures
Part I.   Financial Information
Item 1:   Financial Statements

                THE PHOENIX GROUP CORPORATION
                 CONSOLIDATED BALANCE SHEETS
            MARCH 31, 2002 AND DECEMBER 31, 2001

(Note: The interim financial statements for the period ending March 31, 2002 were not reviewed by independent accountants.
  The financial statements for the year ending December 31, 2001 were not audited by independent accountants. See Note 1 at Page 4 for further information. )
                         (unaudited)

                                        March 31, December 31,
ASSETS                                     2002       2001
                                       (UNAUDITED)(UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents             $6,117     $    622
  Accounts Receivable                    1,009,541  968,946
  Inventory                                   -      15,218
  Prepaid expenses and other current assets          75,277
  Deposits and other                          -      49,270
     Total current assets                1,090,936  1,034,057

PROPERTY AND EQUIPMENT, net              52,553      57,820

OTHER ASSETS
  Intangible assets, net                 1,578,698  1,620,939
  Security deposits                      19,331      17,216
  Note Receivable                        10,005      10,005
  Organization costs                         40           -

TOTAL ASSETS                            $2,751,564 $2,740,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable - related party and other                  $
5,255,597                               $4,710,402
  Accounts payable                       1,932,912  1,750,472
     Accrued   expenses   and   other   current   liabilities
1,019,374                              1,410,011
      Net     liabilities    of    discontinued    operations
6,990,000                              6,990,000
      Total  current liabilities          $15,197,883$14,860,
885

TOTAL  LIABLITIES                         $15,197,883$14,860,
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
$ 2,740,035


The   accompanying  notes  are  an  integral  part  of  these
consolidated financial statements..

                     THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THREE MONTHS ENDED MARCH 31, 20012 AND MARCH 31, 20021

   (Note: The interim financial statements for the periods ending March 31, 2002 and March 31, 2001 were not reviewed by independent accountants.  See Note 1 at Page 4 for further
                       information. )
                         (unaudited)


                                 Three Months Ended

March 31
                                          2002        2001
                                       (UNAUDITED)(UNAUDITED)


Revenues                               $1,078,870
Cost of Revenues                         416,563

   Gross Margin                          662,307          0

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

                THE PHOENIX GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

   (Note: The interim financial statements for the periods
ending March 31, 2002 and March 31, 2001 were not reviewed by
 independent accountants.   See Note 1 at Page 4 for further
                       information. )

                         (unaudited)



                                       Three Months Ended

                                        March 31,  March 31,
                                           2002       2001
OPERATING ACTIVITIES                  (UNAUDITED) (UNAUDITED)

   Net  loss                             $(508,093)  $(1,019,
136)
  Adjustments to reconcile net loss to net cash provided
       (utilized) by operating activities:
    Depreciation and amortization         31,339     10,862
     Provision for doubtful accounts receivable             -
-
     Common  stock issued in lieu of salary           104,668
-
     Common stock issued for services rendered         20,300
459,237
     Common  stock issued in satisfaction of account  payable
40,000                                 -
    Adjustment to Goodwill                14,188          -
    Prior period adjustment               19,634          -
  Changes in:
    Accounts receivable                 (40,595)          -
           Inventory                                   15,218
-
            Prepaid         expenses        and         other
(26,007)                            49,276
    Organization costs                      (40)          -
    Deposits                             (2,115)          -
      Notes  payable  -  related  party  and  other..........
545,195                             154,926
    Deferred revenue                    (78,948)
    Accounts payable and accrued expenses           (129,249)
378,181

          Net   cash  provided  by  (required)  by  operating
activities                                 5,495     33,346

INVESTING ACTIVITIES
    Purchase   of  property  and  equipment                 -
(747)
  Changes in other assets                      -    (32,724)

     Net  cash  provided  (utilized) by investing  activities
-                                   (33,471)

FINANCING ACTIVITIES
  Short-term borrowings, net                   -          -
  Proceeds of long-term debt, net              -          -

   Net  cash  provided  (utilized)  by  financing  activities
-                                      -

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      5,495      (125)
    Cash   and   cash   equivalents,  beginning   of   period
622                                 1,627

  Cash and cash equivalents, end of period         $  6,117 $
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


NOTE   12:  NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

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


NOTE 23: GOING CONCERN

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

NOTE 34: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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



NOTE 45:: DISCONTINUED OPERATIONS

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

NOTE 56: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in certain lawsuits involving third-party creditors whose claims arise from transactions, which largely occurred under prior management and are related to discontinued operations. Management believes that it has sufficiently reserved for these claims in its financial statements at March 31, 2002.

NOTE 67: RELATED PARTY TRANSACTIONS

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

NOTE 88: SUBSEQUENT EVENTS

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