Form 10KSB/A
period 2001-12-31
PHOENIX GROUP CORP
filed 2002-08-29
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                     FORM 10-KSB/A No. 2

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

                        214-382-3630
   Formerly:  Phoenix Healthcare Corporation, 4514 Travis
            Street, Suite 330, Dallas, TX  75205

 Securities registered pursuant to Section 12(b) of the Act:

                            NONE

 Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, par value $.001 per share

                       (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _ _ YES ___X___ NO

As  of  March  25 2002, the aggregate market  value  of  the
Registrant's Common Stock held by non-affiliates was $1,652,658 based upon the closing price of $.02 on March 25, 2002. As of March 25, 2002, there were 82,632,915 shares of Common Stock issued and outstanding, 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding.



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





                TABLE OF CONTENTS TO ITEMS
          REVISED IN SECOND REVISION TO FORM 10-KSB

The Company has revised the following Items in its Form 10-
KSB for the year ended December 31, 2001.

PART II                                                   1
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS     1

PART III                                                  3
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   3
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
   FORM 8-K                                           3

PART II

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

Notes payable related party and other reported at December 31, 2001 totaling $4,710,402 is comprised of the Company's line of credit obligations to Match, Inc. and Level 3 Management in the amounts of $1,708,619 and $662,696, respectively, together with various notes from banks, executives and others aggregating $2,339,087. All such short-term note obligations, other than the obligation to Match, Inc. (see paragraph below), are generally due on demand, bear interest approximating 10% and are unsecured.


The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,708,619 at December 31, 2001. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust.
The  line  of  credit  agreement  with  Match,  Inc.   is
available up to a limit of $2 million; bears interest equal to the annual commercial prime rate charged by J. P. Morgan Chase & Co. plus 1%; and is due on demand. As collateral for the line of credit, the Company has pledged the outstanding and issued stock of Lifeline Management Group, Inc., which comprises substantially all the assets of the Company. This note obligation includes accrued interest of approximately $329,995 at December 31, 2001. To date, there have been no interest payments made to Match, Inc.

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



Part III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,708,619 at December 31, 2001. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust.
The  line  of  credit  agreement  with  Match,  Inc.   is
available up to a limit of $2 million; bears interest equal to the annual commercial prime rate charged by J. P. Morgan Chase & Co. plus 1%; and is due on demand. As collateral for the line of credit, the Company has pledged the outstanding and issued stock of Lifeline Management Group, Inc., which comprises substantially all the assets of the Company. This note obligation includes accrued interest of approximately $329,995 at December 31, 2001. To date, there have been no interest payments made to Match, Inc.

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



ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS,  AND REPORTS ON
FORM 8-K


EXHIBITS

The following Exhibits are being filed with this Second
Revision to Form 10-KSB:

     10.1 Stock Pledge Agreement dated April 30, 2001 between The Phoenix Group Corporation and Match,
          Inc.

     10.2 Stock Power dated April 30, 2001 from Lifeline
          Management Group, Inc. in favor of Match, Inc.




FINANCIAL STATEMENTS

The following Notes to the Financial Statements have been revised with this Second Revision to Form 10-KSB:

NOTE 8: NOTES PAYABLE - RELATED PARTY AND OTHER

Notes payable at December 31, 2001 and 2000 includes the Company's outstanding line of credit obligation to Match, Inc., in the amounts of $1,708,619 and $1,610,624, respectively.  Match, Inc. is a company owned by the  Ronald
E. Lusk Revocable Trust, controlled by Trustee, Ronald E. Lusk, Chairman and Chief Executive Officer of the Company.
The  line  of  credit  agreement  with  Match,  Inc.   is
available up to a limit of $2 million; bears interest equal to the annual commercial prime rate charged by J. P. Morgan Chase & Co. plus 1%; and is due on demand. As collateral for the line of credit, the Company has pledged the outstanding and issued stock of Lifeline Management Group, Inc., which comprises substantially all the assets of the Company. See exhibits attached to this second revision of Form 10-KSB

Notes payable at December 31, 2001 includes the Company's line of credit obligation to Level 3 Management in the amount of $662,696. The line of credit agreement with Level 3 Management is fully extended; bears interest at 1% over the prime commercial lending rate; is due on demand; and is unsecured.

Notes payable at December 31, 2001 includes various notes from banks, executives and others aggregating $2,339,087.
These notes generally were provided to the Company to support working capital needs; bear interest at approximately 10%; are due on demand; and are unsecured.


NOTE 10: RELATED PARTY TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,708,619 at December 31, 2001. Ronald E. Lusk, Chairman and Chief Executive Officer of the Company controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust.
The  line  of  credit  agreement  with  Match,  Inc.   is
available up to a limit of $2 million; bears interest equal to the annual commercial prime rate charged by J. P. Morgan Chase & Co. plus 1%; and is due on demand. As collateral for the line of credit, the Company has pledged the outstanding and issued stock of Lifeline Management Group, Inc., which comprises substantially all the assets of the Company. This note obligation includes accrued interest of approximately $329,995 at December 31, 2001. To date, there have been no interest payments made to Match, Inc.

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





                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of August, 2002.

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




       Signature                Title(s)                     Date

  /s/  Ronald E. Lusk         Chairman of the Board, President8/29/02
________________________________                 and Chief Executive Officer
     Ronald E. Lusk



  /s/  J. Michael Poss        Chief Financial Officer      8/29/02
________________________________
    J. Michael Poss