Form 10KSB
period 2003-12-31
PHOENIX GROUP CORP
filed 2004-05-24
CIK 866970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number 0-20354

THE PHOENIX GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
______________________________________	______________________________________
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
801 East Campbell Road, Suite 450
Richardson, TX	75081
______________________________________	______________________________________
(Address of principal executive offices)	(Zip Code)

214-382-3630
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  _ YES __ X___ NO

As of May 20, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $2,433,452 based upon the closing price of $.01 on May 20, 2004. As of May 20, 2004, there were 363,726,276 shares of common stock deemed issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

FORWARD LOOKING STATEMENTS
THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY. WHEN USED HEREIN, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY’S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE THESE ASSUMPTIONS AND JUDGEMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Overview
Business Strategy
Corporate Developments / Significant Transactions
Business Acquisition
Sources of Revenue
Human Resources
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Dividends
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES AND CERTIFICATIONS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Business Background
The Phoenix Group Corporation (the “Company” or “Phoenix”) is a Delaware corporation, incorporated in June 1988, which completed its initial public offering in April 1992. Except for a period spanning the years 2000 and 2001, Phoenix has been predominately engaged in providing healthcare management and ancillary services to the long-term care industry.

On August 21, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“the Code”) in the United States Bankruptcy Court for the District of Delaware. The filing was made necessary by the actions of a creditor of the Company seeking to foreclose on a judgment obtained several years earlier. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“the Court”), pursuant to an order of that court. The Company lacked sufficient liquidity to satisfy the judgment and sought protection as a debtor-in-possession. The Court granted the requested status.

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualifies the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules, the details of which are discussed in the Notes to the Financial Statements.

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

Upon its emergence from bankruptcy, the Company began evaluating a wide range of industry sectors where unique business opportunities exist for targeted growth initiatives. As a result, the Company identified several opportunities that it is currently evaluating, including opportunities in fragmented sectors of the health care industry. Consistent with its prior approach of embarking upon an aggressive rollup program in undercapitalized and fragmented business sectors, the Company will continue to search for market segments where standardizing technology, implementing a centralized billing system and eliminating branch offices and related administrative overhead through market consolidation can be implemented.

The company is also evaluating investment opportunities outside the health care industry. Management believes that it has the expertise to evaluate potential investment and management opportunities in business sectors beyond its traditional focus on the health care field.

Corporate Developments / Significant Transactions
Other than the emergence from Chapter 11 bankruptcy proceedings described in the immediately preceding section, there were no corporate developments or significant transactions during the year.

Sources of Revenue
As of December 31, 2003, the Company had no continuing source of revenue.

Human Resources
As of May 14, 2004, the Company employs four individuals representing its executive management and administrative staff. There are no collective bargaining agreements existing within the Company.

ITEM 2. DESCRIPTION OF PROPERTY

In connection with discontinuing prior business operations, the Company has divested of substantially all of its property interests. Leasehold interests have been satisfied through termination of associated lease arrangements, the assumption by other parties or otherwise through the recovery of leased assets.

The company was released from the obligations on the lease for the office space that it is currently occupying as part of the bankruptcy proceedings.

The Company is accruing rental expense on the portion of the leased premises that it is occupying, and it is paying for that expense through the issuance of the Company’s common stock from time to time under the same terms contained in the lease that was rejected. The Company expects to enter into a new lease for the space in 2004.

A director of Phoenix owns approximately 80% of the company that leases the above space to Phoenix.

ITEM 3. LEGAL PROCEEDINGS

As a result of the confirmation of the Plan of Reorganization, no litigation remains with respect to claims for payments on accounts or other forms of debt. Management has no reason to believe that any other cause of action against the Company could, in good faith, be brought against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Company's stock is now quoted in the NASDAQ pink sheets under the symbol "PXGP.PK".

The following table sets forth the high and low sales price for the Common Stock for the periods indicated.

MANAGEMENT BELIEVES THAT THE PRICES SHOWN IN THE SCHEDULE BELOW SHOULD NOT BE RELIED UPON FOR PURPOSES OF DETERMINING POSSIBLE MARKET VALUE OF THE COMPANY’S STOCK FOR THE FOLLOWING REASONS: (1) THE NUMBER OF SHARES OUTSTANDING INCREASED DRAMATICALLY UNDER THE TERMS OF THE PLAN OF REORGANIZATION, AND (2) THE COMPANY CURRENTLY HAS NO OPERATING BUSINESS WITH WHICH TO GENERATE VALUE FOR THE STOCK OF THE COMPANY.

Common Stock

	HIGH	LOW
2004
First Quarter	.02	.01
2003
First Quarter	.04	.01
Second Quarter	.06	.03
Third Quarter	.04	.03
Fourth Quarter	.03	.02
2002
First Quarter	.03	.02
Second Quarter	.12	.06
Third Quarter	.06	.04
Fourth Quarter	.02	.01

The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by the Bulletin Board OTC and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

According to the Company's Stock Transfer Agent as of May 14, 2004, there were approximately 517 holders of record of the Company's Common Stock.

Dividends
The payment by the Company of dividends, if any, rests within the discretion of the Board of Directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its Common Stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of Series A Senior Convertible Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Series A Senior Convertible Preferred Stock, for each day that shares of the Company's Series A Senior Convertible Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 2003, dividends on the Series A Senior Convertible Preferred Stock totaling $1,480,000 were in arrears. The size of the Board may be increased by 1 director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Series A Senior Convertible Preferred Stock for these directors continue until all Cumulative Dividends have been paid in full. Currently, the holders of the Series A Senior Convertible Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's Board by 6 members.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
[Note: Management believes that the Fresh-start financial statements prepared by the Company will not be comparable with those prepared before the Plan of Reorganization was confirmed because they are, in effect, the financial statements of a new entity. As a result, Management’s discussion and analysis will be limited to the period beginning with effective date of the confirmation of the Plan of Reorganization (September 26, 2003 and ending with December 31, 2003).]

Results of Operations
For the period beginning September 26, 2003 and ending December 31, 2003, the Company reported a net loss of $409,171. The reported loss is largely attributed to the costs required to sustain a corporate office and the attendant personnel.

Liquidity and Capital Resources
At December 31, 2003 the Company reports a working capital deficit of $2.9 million and, as discussed in Note 3 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations.

In light of the Company’s current financial position, its inability to independently meet its short-term corporate obligations, its need to further capitalize continuing operations and its dependency on new revenue growth, its viability as a going concern is uncertain. There can be no assurance that management will be successful in its efforts to improve the Company’s financial position and operating performance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The management of PXGP, with the participation of PXGP’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of PXGP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that PXGP’s disclosure controls and procedures are effective in enabling PXGP to record, process, summarize, and report information required to be included in PXGP’s periodic SEC filings within the required time period.

In addition, the management of PXGP, with the participation of PXGP’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in PXGP’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the time period covered by this Report. Based on that evaluation, PXGP’s Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in PXGP’s internal control over financial reporting during the time period covered by this Report that has materially affected, or is reasonably likely to materially affect, PXGP’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and executive officers of the Company at December 31, 2003, their ages, titles, years of employment with the Company, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 48, has served as the Chairman of the Board of Directors of the Company since November 1998. Mr. Lusk is also the president of Match, Inc., a private investment and holding company. Mr. Lusk has over 22 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare and entertainment industries. Mr. Lusk currently serves as a director on the boards of several private companies.

J. Michael Poss, 53, has served as chief financial officer of Phoenix since May 2002 and as chief executive officer since November 2002. Prior to his association with Phoenix, Mr. Poss served as executive vice president of Zix Corporation from April 2000 through February 2002 where he was involved in sales, marketing, investor relations, and the negotiation of strategic alliance agreements with industry-leading partners. Prior to moving to Zix Corporation, Mr. Poss held the position of chief financial officer of The Perot Group, the family office operation of Ross Perot. Before joining Mr. Perot in 1979, Mr. Poss worked for Arthur Young & Company. He was awarded his Certified Public Accountant designation in 1978, and he received a Bachelor of Business Administration degree from the University of Texas at Austin in 1973. Mr. Poss is also a licensed attorney, having graduated from the University of Texas Law School in 1976.

Robert L. Woodson, III, 55, has been a director of the company since 1998 and previously served as president and chief operating officer of Phoenix from January 1999 to November 2000. Mr. Woodson was president and chief executive officer from November 1998 to January 1999. Prior to joining the Company, Mr. Woodson was president of HFI Home Care Management LP, a company that acquires and manages home health agencies, from 1994 through 1997, and executive vice president and secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

Robert E. Bachman, 62, Is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, LP., a private venture capital/equity fund.

Daryl N. Snadon, 58, is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships.

Donald R. Harkleroad, 60, is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries.

Frank L. Yetter, 50, owned and operated a private therapy company that was acquired by Horizon Healthcare Corporation. He remained president and chief operating officer of the company’s therapy division until his retirement in 1995 when he had grown the company into one of the largest therapy providers in the United States. Since then, he has devoted time to healthcare consulting and private investments.

K. Shane Hartman, 49, was named chief technology officer and executive vice president of the Company effective November 15, 2000. Prior to joining the Company, Mr. Hartman accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he held several senior management positions, most recently as Chief Technologist. Previously, Mr. Hartman served as Chief Architect for Programmability at Lotus Development Corporation. He is an alumnus of the Massachusetts Institute of Technology.

Kathryn D. Fuller, 36, has served as the company’s corporate secretary since June 1999. Ms. Fuller has over 16 years of business administration experience with both public and private companies. In addition to serving as corporate secretary, Ms. Fuller has served as the company’s director of administration since December 1998

Members of Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee are:
  Robert E. Bachman, Chairman
  Daryl N. Snadon
  Frank L. Yetter
Robert E. Bachman is designated as the "audit committee financial expert." Mr. Bachman is independent of the management of the Company, and he meets the criteria set forth in the regulations with respect to the qualifications of an "audit committee financial expert."

Code of Ethics
The company has adopted a code of ethics that is applicable to all employees of the Company and, in particular, to it senior officers.

A copy of the code of ethics may be obtained from the Company without charge by writing to the company at the following address:

The Phoenix Group Corporation
801 E. Campbell Road, #450
Richardson, Texas 75081

ITEM 10. EXECUTIVE COMPENSATION

For the period beginning September 26, 2003 and ending December 31, 2003, executive compensation expense reported by the Company totaled approximately $208,000. Approximately $208,000 was accrued in compensation but remained unpaid at December 31, 2003. In April 2004, the Company paid the compensation by issuing common stock. The following discussion identifies the executive officers of the Company and their related compensation for the year ended December 31, 2003.

Ronald E. Lusk serves as chairman of the Company. The terms of his employment agreement provides for annual compensation of $250,000. Mr. Lusk converted his compensation during the period ($65,917) into 2,517,323 shares of the Company’s common stock.

J. Michael Poss serves as president and chief executive officer of the Company. The terms of his employment agreement provides for annual compensation of $250,000. Mr. Poss converted his compensation during the period ($65,917) into 2,517,323 shares of the Company’s common stock.

K. Shane Hartman joined the Company as executive vice president and chief technology officer in October 2000. The terms of his employment agreement provides for annual compensation of $200,000. Mr. Hartman converted his compensation during the period ($54,099) into 2,020,914 shares of the Company’s common stock.

Kathryn D. Fuller has served as Corporate Secretary of the Company from June 1, 2000 to date. Ms. Fuller is receiving an annual salary of $100,000. Ms. Fuller converted her compensation during the period ($27,849) into 972,300 shares of the Company’s common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management
The following table sets forth as of December 31, 2003, certain information with respect to the beneficial ownership of voting stock by all directors and executive officers of the Company, individually and collectively as a group. At December 31, 2003, there were 235,482,922 shares of common stock and 533,333 shares of Series A Senior Convertible Preferred Stock outstanding.

Current Directors and Executive Officers	Shares Owned	Percent of Class

Ronald E. Lusk	20,583,727	7.6%
J. Michael Poss	1,865,099	0.7%
Robert L. Woodson, III	4,176,993	1.5%
Robert E. Bachman	500,000	0.2%
Daryl N. Snadon	6,013,038	2.2%
Donald R. Harkleroad	5,335,026	2.0%
Frank L. Yetter	3,000,000	1.1%
K. Shane Hartman	5,812,956	2.2%
Kathryn D. Fuller	1,095,843	0.4%

Directors and Officers as a group	48,382,682	17.9%

The shares attributable to Mr. Lusk include shares of Common Stock, which may be issued upon the conversion of 533,333 shares of Preferred Stock owned by Match, Inc., a company owned by the Ronald E. Lusk Revocable Trust, controlled by Trustee, Ronald E. Lusk, Chairman of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,851,299 principal balance and $708,863 in accrued interest at December 31, 2003. Ronald E. Lusk, Chairman of the Company controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust. The line of credit agreement with Match, Inc. is available up to a limit of $2 million; bears interest at Prime plus 1% on the note balance and Prime plus 2% on any unpaid interest amounts; is due on demand and is unsecured. To date, there have been no interest payments made to Match, Inc.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at December 31, 2003.

On November 25, 2003 Mr. Lusk advanced $50,000 to the Company for purposes of meeting general and administrative expenses. The loan bears interest at a rate of prime plus 1%. To date, there have been no interest payments made to Mr. Lusk.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
Audit fees billed by the Company’s Principal Accountant total $9,500.00 as of the date of this report.

Audit-Related Fees
No audit-related fees have been billed by the Company’s Principal Accountant for any period.

Tax Fees
No tax fees have been paid to the Company’s Principal Accountant for any period.

All Other Fees
No other fees other than those set out above have been paid to the Company’s Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PHOENIX GROUP CORPORATION

By: /s/ Ronald E. Lusk |
Ronald E. Lusk, Chairman
Date: May 21, 2004 |

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ J. Michael Poss
J. Michael Poss, Chief Executive Officer
Date: May 21, 2004

By: /s/ J. Michael Poss
J. Michael Poss, Chief Financial Officer
Date: May 21, 2004

CERTIFICATIONS

I, Ronald E. Lusk certify that:
  I have reviewed this annual report on Form 10-KSB of The Phoenix Group Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 21, 2004
By: /s/ Ronald E. Lusk
Ronald E. Lusk, Chairman

I, J. Michael Poss certify that:
  I have reviewed this annual report on Form 10-KSB of The Phoenix Group Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 21, 2004
By: /s/ J. Michael Poss
J. Michael Poss, Chief Financial Officer

THE PHOENIX GROUP CORPORATION

Independent Auditors’ Report

Board of Directors
The Phoenix Group Corporation

We have audited the accompanying consolidated balance sheet of The Phoenix Group Corporation and subsidiary (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the period from September 26, 2003 through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Phoenix Group Corporation and subsidiary as of December 31, 2003, and the results of their operations and cash flows for the period from September 26, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company, L.L.P.
Certified Public Accountants
May 20, 2004

F-2

THE PHOENIX GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

Assets
Current assets:

Cash	$34,474

Total Current Assets	34,474

Reorganized value in excess of amounts allocable to identifiable assets (Note 2)	2,793,224

$2,827,698

Liabilities and Stockholders’ Deficiency
Current liabilities:

Accrued compensation	$208,061
Accrued directors’ fees	87,500
Accrued rent	65,146
Accrued interest payable to affiliate	708,863
Loan from stockholder	48,500
Note payable – related party	1,851,299

2,969,369
Total current liabilities

Stockholders’ deficiency:

Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized, 533,333 shares issued and outstanding	533
Common stock, $.001 par value, 500,000,000 shares authorized, 266,967,134 shares issued and outstanding (Note 9)	266,967
Accumulated deficit during the development stage	(409,171)

(141,671)

$2,827,698

The accompanying notes are an integral part of the consolidated financial statements.

F-3

THE PHOENIX GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 26, 2003
THROUGH DECEMBER 31, 2003

Revenues		$-

Operating expenses:		375,011

General and administrative		(375,011)

Operating loss		34,160

Interest expense		(375,011)

Net loss		$(409,171)

Net loss per weighted average common share	$	(0.0015)

Weighted average number of common shares outstanding		266,967,134

The accompanying notes are an integral part of the consolidated financial statements.

F-4

THE PHOENIX GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM SEPTEMBER 26, 2003
THROUGH DECEMBER 31, 2003

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at September 26, 2003	533,333	$533	266,967,134	$266,967	$-	$267,500

Net loss	-	-	-	-	(409,171)	(409,171)

Balance at December 31, 2003	533,333	$533	266,967,134	$266,967	$(409,171)	$(141,671)

The accompanying notes are an integral part of the consolidated financial statements.

F-5

THE PHOENIX GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 26, 2003
THROUGH DECEMBER 31, 2003

Cash flows from operating activities:

Net loss	$	(409,171)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase in accrued compensation		208,061
Increase in accrued directors' fees		87,500
Increase in accrued rent		65,146
Increase in accrued interest		34,160

Net cash used in operating activities		(14,304)

Cash flows from financing activities:

Proceeds from loan from stockholder		50,000

Repayment of loan from stockholder		(1,500)

Net cash provided by financing activities		48,500

Net increase in cash		34,196

Cash at beginning of period		278

Cash at end of period		$34,474

The accompanying notes are an integral part of the consolidated financial statements.

F-6

THE PHOENIX GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Phoenix Group Corporation (the “Company” or “Phoenix”) is a Delaware Corporation organized in June 1988. The Company’s wholly owned subsidiary is Americare Management, Inc. which had no operations as of December 31, 2003. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Except for a period spanning the years 2000 and 2001, Phoenix has been predominately engaged in providing healthcare management and ancillary services to the long-term care industry. On or about August 20, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”). The filing was made necessary by the actions of a creditor of the Company seeking to foreclose on a judgment obtained several years earlier. The Company lacked sufficient liquidity to satisfy the judgment and sought protection as a debtor-in-possession. The Court granted the requested status.

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received or will eventually receive (Note 9 “Available Shares”) an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the deficiency in the restructured entity – qualifies the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 discussed below.

The Company has essentially reentered the development stage since it has no revenues from operations, and planned principal operations have not commenced. Management of the Company is devoting most of its efforts to activities such as financial planning, raising capital and evaluating potential acquisitions of operating businesses. The Company adopted fresh-start accounting as discussed above effective in September 2003, so all amounts reflected in the consolidated financial statements are cumulative.

Summary of Significant Accounting Policies

Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish between transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash accounts, which could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Intangible assets

As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (Note 6). Match, Inc., a related party, agreed to the treatment consisting of the reaffirmation of its debt and collateral, with the exception of its stock interests in Phoenix. As a result of this reaffirmation as part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded (Note 2).

In accordance with the provisions of Financial Accounting Standard no. 142, the reorganization value is treated the same as goodwill and is not amortized.

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. As of the date of this report, no impairment was deemed to have occurred that would require any or all of the assets be written down or off.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon the conversion of the series A preferred stock.

The weighted average number of common shares outstanding for the period ended December 31, 2003 include all shares that were issued to creditors and those "Available Shares" for distribution to creditors after December 31, 2003 (Note 9).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates

NOTE 2: FRESH-START ACCOUNTING

The Court confirmed the Company’s plan of reorganization on September 16, 2003 with an effective date of September 26, 2003. It was determined that Phoenix’s reorganization value computed immediately before the effective date was $2,793,502, which consisted of the following:

Cash	$278
Reorganized value in excess of amounts allocable to identifiable assets	2,793,224

Deferred tax assets comprised of $57,000,000 of net operating loss carryforwards	19,400,000

Valuation allowance against above deferred tax assets	(19,400,000)

Reorganization value	$2,793,502

Phoenix adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan retained less than 50% of the voting shares of the emerging entity (see “Available Shares” below) and its reorganization value is less than its postpetition liabilities and allowed claims as shown below:

Postpetition current liabilities	$-
Liabilities exchanged for stock pursuant to Chapter 11 proceeding	21,279,201

Total postpetition liabilities and allowed claims	21,279,201

Reorganization value	(2,793,502)

Excess of liabilities over reorganization value	$18,485,699

The reorganization value of Phoenix was determined by consideration of several factors and by reliance on various valuation methods. The factors considered by Phoenix included the following:
  Forecasted operating and cash flow results which gave effect to the estimated impact of limitations on the use of available tax net operating loss carryovers.
  Market share and position.
  Competition and general economic considerations.
  Projected sales.
  Potential profitability.
  Working capital requirements.

After consideration of Phoenix’s debt capacity and other capital structure considerations and after extensive negotiations among parties in interest, it was agreed that Phoenix’s reorganization capital structure should be as follows:

Postpetition current liabilities – accrued interest on note payable to Match, Inc.	$674,703
Note payable to Match, Inc. (a related party)	1,851,299
Series A preferred stock	533
Common stock (includes all shares issued or to be issued to creditors. Note 9)	266,967

$2,793,502

The following entry records the provisions of the plan and the adoption of fresh-start reporting:

Accounts payable and related debt	$21,279,201	$-

Reorganized value in excess of amounts allocable to identifiable assets	2,793,224	-

Common stock	-	134,148

Accumulated deficit at September 26, 2003	-	23,938,277

	$24,072,425	$24,072,425

The effect of the plan of reorganization on Phoenix’s balance sheet at September 26, 2003, is as follows:

Adjustments to Record
Confirmation of Plan
	Preconfirmation	Issuance of Stock to Creditors	Fresh Start	Reorganized Balance Sheet
Assets:

Cash	$278	$-	$-	$278
Reorganized value in excess of amounts allocable to identifiable assets	-	-	2,793,224	2,793,224

	$278	$-	$2,793,224	$2,793,502

Liabilities and Stockholders’ Deficiency:

Accounts payable and related debt	$21,279,201	$(21,279,201)	$-	$-

Note payable to related party	1,851,299	-	-	1,851,299
Accrued interest on above note	674,703	-	-	674,703
Preferred stock – Series A	533	-	-	533
Common stock	132,819	134,148	-	266,967
Accumulated deficit	(23,938,277)	-	23,938,277	-

Total	$278	$(21,145,053)	$23,938,277	$2,793,502

Plan of reorganization

On September 16, 2003, the Bankruptcy Court confirmed the Company’s plan of reorganization with an effective date of September 26, 2003. The confirmed plan provided for the following:

Accounts payable and related debt (unsecured claims)

The plan provided that unsecured claims would be funded by converting debt to common stock.

Note and interest payable to related party

The note payable to Match, Inc. (Note 6) was reaffirmed in the plan. Therefore, the principal of the note ($1,851,299) plus accrued interest at September 26, 2003 ($531,658) was brought forward without diminution under the plan.

Preferred stock

Match, Inc. is the holder of the Series A Convertible Preferred Stock (Note 7). Under the terms of the plan, Match, Inc. contributed to the funding for the administrative priority claims in exchange for the issuance of new Series A preferred stock. Therefore, the Series A preferred stock was brought forward.

Common stock

The plan provided that holders of claims allowed in the bankruptcy proceeding were to have their claims exchanged for common stock of the reorganized Company. As discussed above, the amount of equity securities available for distribution to the holders of all allowed claims was set to equal more than 50% of the outstanding shares after issuance of the shares to holders of allowed claims at the effective date of the confirmation of the plan. Therefore, the holders of common stock prior to the distribution of new shares in exchange for debt were reduced to holding less than 50% of the common stock subsequent to the effective date of the confirmation of the plan.

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

NOTE 3: GOING CONCERN

For the period beginning September 26, 2003 and ending December 31, 2003, the Company reported a loss from operations of approximately $405,000. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management’s strategic growth initiatives upon the emergence of the Company from bankruptcy. The bankruptcy proceedings and their attendant distractions have exhausted the Company’s capital resources and have had a material adverse effect on short-term liquidity and the Company’s ability to satisfy its residual corporate obligations. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its ongoing obligations.

In light of the Company’s current financial position and its inability to independently meet its short-term corporate obligations, its viability as a going concern is uncertain. The Company is currently exploring strategic opportunities including, but not limited to, potential mergers or acquisitions. An investment advisory firm has been retained to assist with the strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Despite these activities, there can be no assurance that management’s efforts to re-direct and re-capitalize the Company will be successful.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, notes and accounts payable, accrued expenses and other current liabilities are carried at amounts that approximate their fair values because of the short-term maturity of these instruments.

NOTE 5: INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date. Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $19,400,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities.

The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018, and are subject to annual limitation tests.

Any benefits realized in future periods from preconfirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be reported as a direct addition to paid-in capital.

NOTE 6: NOTE PAYABLE AND STOCKHOLDER LOAN – RELATED PARTY

Note Payable
The $1,851,299 note payable at December 31, 2003 is due to Match, Inc., a related party. Match, Inc. is owned by a Revocable Trust controlled by the Company’s Chairman. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5% at December 31, 2003) on the note balance and prime plus 2% on any unpaid interest amounts,  is due on demand and is unsecured. Since the note was executed, no interest payments have been made. The accrued interest of $708,863 reflected on the accompanying consolidated balance sheet is owed to Match, Inc. The $34,160 of interest expense reflected in the accompanying consolidated statement of operations is included in the above accrued interest.

Stockholder Loan

On November 25, 2003 Ron Lusk, the Chairman of the Company, advanced $50,000 to the Company for purposes of meeting general and administrative expenses. The loan bears interest at a rate of prime plus 1%.

NOTE 7: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 2003, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 808,000 shares of common stock. At December 31, 2003, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,480,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,480,000 at December 31, 2003.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Leased office space

The company was released from the obligations on the lease for the office space that it is currently occupying as part of the bankruptcy proceedings.

The Company is accruing rental expense on the portion of the leased premises that it is occupying, and it is paying for that expense through the issuance of the Company’s common stock from time to time under the same terms contained in the lease that was rejected. The Company expects to enter into a new lease for the space in 2004.

A director of Phoenix owns approximately 80% of the company that leases the above space to Phoenix.

Executive compensation

The Company is obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts are for three years and provide for annual salaries ranging from between $100,000 and $250,000. In addition, these employment contracts provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company’s executive officers aggregates approximately $800,000. No deferred compensation was owed to officers as of December 31, 2003.

NOTE 9: SUBSEQUENT EVENTS

Under the provisions of the Bankruptcy Plan discussed in Note 1, the Company issued 102,663,452 common shares to creditors in 2003. Additional shares aggregating 31,484,212 (“Available Shares”) were issued subsequent to December 31, 2003, of which, 28,243,998 were placed in a trust for future issuance to creditors. In order to qualify for the Fresh Start accounting as discussed in Note 1, the Company had to issue sufficient new shares of voting stock so that the emerging entity had at least a greater than 50% change in voting shares. Below is a table reflecting compliance with this requirement:

Shares issued and outstanding prior to emergence from bankruptcy	132,819,470

Shares issued to creditors in 2003	102,663,452

Shares held as “Available Shares” for distribution to creditors at December 31, 2003	31,484,212

Total shares issued or to be issued to creditors	134,147,664

Total shares deemed issued and outstanding at December 31, 2003	266,967,134

In May 2004, the Company has issued or authorized to be issued the following shares:

Purpose	Shares	Amount

Pay accrued rent at December 31, 2003	3,257,342	$65,146

Pay accrued compensation at December 31, 2003	7,286,580	208,061

Pay accrued directors fees at December 31, 2003	3,402,777	87,500

Pay rent for 2004	2,782,658	55,653

Pay salaries for 2004	16,979,350	216,253

Pay directors fees in 2004	4,374,993	58,333

Pay retention bonuses to employees	36,468,777	364,688

Shares issued to creditors	31,484,212	N/A

Consulting fees	2,000,000	20,000

Fees for investment advisory firm	3,000,000	30,000

On May 14, 2004, the Company entered into a private placement with an accredited investor to issue 16,666,667 shares of common stock of the Company at a price of $0.015 per share. This price is approximately 50% above the average trading price of the shares for the preceding ten-day period. The total consideration was $250,000, which was deposited into an account of the Company on May 14, 2004.

The following table summarizes common stock issued subsequent to December 31, 2003:

Shares deemed issued and outstanding at December 31, 2003	266,967,134

Shares issued for payment of rent	6,040,000

Shares issued for payment of compensation and directors fees	69,052,475

Shares issued for payment of consulting and advisory fees	5,000,000

Shares issued in private placement	16,666,667

Shares deemed issued and outstanding at May 20, 2004	363,726,276

F-7