Form 10QSB
period 2004-03-31
PHOENIX GROUP CORP
filed 2004-05-24
CIK 866970

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________  to____________

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
SECURITIES AND EXCHANGE COMMISSION

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ______YES __ X__ NO

As of May 20, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $2,433,452 based upon the closing price of $.01 on May 20, 2004. As of May 20, 2004, there were 363,726,276 shares of common stock deemed issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format   ____ YES __X__ NO

THE PHOENIX GROUP CORPORATION
FORM 10-Q SB
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements
        Consolidated Balance Sheets March 31, 2004
        Consolidated Statements of Operations for the period ended March 31, 2004
        Consolidated Statements of Cash Flows for the three months ended March 31, 2004
        Notes to Consolidated Financial Statements
    Item 2. Management's Discussion and Analysis or
        Plan of Operation
    Item 3. Controls and Procedures

Part II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 2. Changes in Securities
    Item 3. Defaults upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

SIGNATURES AND CERTIFICATION

Part I. Financial Information

Item 1: Financial Statements

THE PHOENIX GROUP CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

March 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$8,574

Total current assets	8.574

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 2)	2,973,224

TOTAL ASSETS	$2,801,798

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accrued compensation	$408,897
Accrued directors' fees	175,000
Accrued rent	109,600
Accrued interest payable to affiliate	741,287
Loan from stockholder	44,060
Note payable - related party	1,851,299

Total current liabilites	$3,330,143

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 5,000,000 shares authorized: Series A, 5333,333 shares issued and outstanding	533
Common Stock, $.001 par value, 500,000,000 shares authorized; 266,967,134 shares issued or issuable and outstanding in both periods (Note 9)	266,967
Accumulated deficit during the development stage	(795,845)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(528,345)

TOTAL LIBABILITIES AND STOCKHOLDERS' EQUITY	$2,801,798

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2004
AND CUMULATIVE FROM SEPTEMEBER 26, 2003

		Three Months Ended March 31, 2004		Cumulative Results From September 26, 2003 *

Revenues		$0		$0

Operating Expenses
Selling and General & Administrative		354,250		729,261

Operating Loss		(354,250)		(729,261)

Interest Expense		32,424		66,584

Net Loss	$	(386,674)	$	(795,845)

Net Loss per weighted average common share	$	( .0015)	$	( .0030)

Weighted average number of common shares deemed outstanding		266,967,134		266,967,134

 *See Summary of Significant Accounting Policies in Note 1

Explanation regarding comparative financial statements

Paragraph 3 of Chapter 2A of Accounting Research Bulletin No. 43 requires the presentation of comparative financial statements that are presented to be comparable from year to year, with any exceptions to comparability being clearly disclosed. However, SOP 90-7 provides that fresh-start financial statements prepared by entities emerging from Chapter 11 will not be comparable with those prepared before their plans were confirmed because they are, in effect, those of a new entity. Thus, comparative financial statements for the Company will not be presented until the quarter ending March 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004
AND CUMULATIVE FROM SEPTEMBER 26, 2003

		Three Months Ended March 31, 2004		Cumulative Results From September 26, 2003 *
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$	(386,674)	$	(795,845)

Adjustments to reconcile net loss to net cash used in operating activites

Increase in accrued expenses
Increase in accrued compensation		200,836		408,897
Increase in accrued directors' fees		87,500		175,000
Increase in accrued rent		44,454		101,202
Increase in accrued interest		32,424		66,584

Net cash used in operating activites	$	(21,460)	$	(35,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from stockholder		$-		$50,000
Repayment of loan from stockholder		(4,440)		(5,940)

Net cash provided by financing activites	$	(4,440)		$44,060

Net increase (decrease) in cash	$	(25,900)		$8,296

Cash at beginning of period		34,474		278

Cash at end of period		$8,574		$8,574

 *See Summary of Significant Accounting Policies in Note 1

Explanation regarding comparative financial statements

Paragraph 3 of Chapter 2A of Accounting Research Bulletin No. 43 requires the presentation of comparative financial statements that are presented to be comparable from year to year, with any exceptions to comparability being clearly disclosed. However, SOP 90-7 provides that fresh-start financial statements prepared by entities emerging from Chapter 11 will not be comparable with those prepared before their plans were confirmed because they are, in effect, those of a new entity. Thus, comparative financial statements for the Company will not be presented until the quarter ending March 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED MARCH 31, 2004

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Phoenix Group Corporation (the “Company” or “Phoenix”) is a Delaware Corporation organized in June 1988. The Company’s wholly owned subsidiary is Americare Management, Inc. which had no operations as of March 31, 2004. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Except for a period spanning the years 2000 and 2001, Phoenix has been predominately engaged in providing healthcare management and ancillary services to the long-term care industry. On or about August 20, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the Northern District of Texas - Ft. Worth Division (“the Court”). The filing was made necessary by the actions of a creditor of the Company seeking to foreclose on a judgment obtained several years earlier. The Company lacked sufficient liquidity to satisfy the judgment and sought protection as a debtor-in-possession. The Court granted the requested status.

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received or will eventually receive (Note 9) an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualifies the Company to utilize the reporting guidelines of the fresh-start accounting rules contained in Statement of Position (“SOP”) 90-7 discussed below.

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

The Court confirmed the Company’s plan of reorganization on September 16, 2003 to become effective as of September 26, 2003. It was determined that Phoenix’s reorganization value computed immediately before the effective date was $2,793,502, which consisted of the following:

Cash	$278

Reorganized value in excess of amounts allocable to identifiable assets	2,793,224

Deferred tax assets comprised of $57,000,000 of net operating loss carryforwards	19,400,000

Valuation allowance against above deferred tax assets	$(19,400,000)

Reorganization value	$2,793,502

Phoenix adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan retained less than 50% of the voting shares of the emerging entity (Note 9) and its reorganization value is less than its postpetition liabilities and allowed claims as shown below:

Postpetition current liabilities	$-

Liabilities exchanged for stock pursuant to Chapter 11 proceeding	21,279,201

Total postpetition liabilities and allowed claims	21,279,201

Reorganization value	$(2,793,502)

Excess of liabilities over reorganization value	$18,485,699

NOTE 3: GOING CONCERN

For the period beginningSeptember 26, 2003 and ending March 31, 2004, the Company reported a loss from operations of approximately $796,000. This is largely attributable to the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support management’s strategic growth initiatives upon the emergence of the Company from bankruptcy. The bankruptcy proceedings and their attendant distractions have exhausted the Company’s capital resources and have had a material adverse effect on short-term liquidity and the Company’s ability to satisfy its residual corporate obligations. The Company requires an infusion of new capital, a newly established business base and a related level of profitability to meet its ongoing obligations.

In light of the Company’s current financial position, its inability to independently meet its short-term corporate obligations, its viability as a going concern is uncertain. The Company is currently exploring strategic opportunities including, but not limited to, potential mergers or acquisitions. An investment advisory firm has been retained to assist with the strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Despite these activities, there can be no assurance that management’s efforts to re-direct and re-capitalize the Company will be successful.

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

NOTE 6: NOTE PAYABLE AND STOCKHOLDER LOAN – RELATED PARTY

Note Payable

The $1,851,299 note payable at March 31, 2004 is due to Match, Inc., a related party. Match, Inc. is owned by a Revocable Trust controlled by the Company’s Chairman. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5% at March 31, 2004) on the note balance and prime plus 2% on any unpaid interest amounts,  is due on demand and is unsecured. Since the note was executed, no interest payments have been made. The accrued interest of $741,287 reflected on the accompanying consolidated balance sheet is owed to Match, Inc. The $32,424 of interest expense for the quarter ending March 31, 2004 and the $66,584 of interest expense for the period September 26, 2003 thru March 31, 2004 reflected in the accompanying consolidated statement of operations is included in the balance of accrued interest at March 31, 2004.

Stockholder Loan

On November 25, 2003 Ron Lusk, the Chairman of the Company, advanced $50,000 to the Company for purposes of meeting general and administrative expenses. The loan bears interest at a rate of prime plus 1%.

NOTE 7: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At March 31, 2004, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 808,000 shares of common stock. At December 31, 2003, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,520,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,520,000 at March 31, 2004.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Leased office Space

The company was released from the obligations on the lease for the office space that it is currently occupying as part of the bankruptcy proceedings.

The Company is accruing rental expense on the portion of the leased premises that it is occupying, and it is paying for that expense through the issuance of the Company’s common stock from time to time under the same terms contained in the original lease.  The company expects to enter into a new lease for the space in 2004.

A director of the Company owns approximately 80% of the company that leases the above space to Phoenix.

Executive Compensation

The Company is obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts are for three years and provide for annual salaries ranging from between $100,000 and $250,000. In addition, these employment contracts provide for the deferral of all or a portion of the executives base salary compensation. The annual compensation for the Company’s executive officers aggregates approximately $800,000. No deferred compensation was owed to officers as of March 31, 2004.

NOTE 9: SUBSEQUENT EVENTS

Under the provisions of the Bankruptcy Plan discussed in Note 1, the Company issued 102,663,452 common shares to creditors in 2003. Additional shares aggregating 31,484,212 (“Available Shares”) were issued subsequent to December 31, 2003, of which, 28,243,998 were placed in a trust for future issuance to creditors. In order to qualify for the fresh-start accounting as discussed in Note 1, the Company had to issue sufficient new shares of voting stock so that the emerging entity had at least a greater than 50% change in voting shares.

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

On May 14, 2004, the Company entered into a private placement with an accredited investor to issue 16,666,667 shares of common stock of the Company at a price of $0.015 per share. This price is approximately 50% above the average trading price of the shares for the preceding ten-day period. The total consideration was $250,000, which was deposited into an account of the Company on May 14, 2004. The shares involved in this transaction will be issued subsequent to May 14, 2004.

ITEM 2. Management's Discussion and Analysis or  Plan of Operation

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
[Note: Management believes that the Fresh-start financial statements prepared by the Company will not be comparable with those prepared before the Plan of Reorganization was confirmed because they are, in effect, the financial statements of a new entity. As a result, Management’s discussion and analysis will be limited to the period covered by this report.]

Results of Operations
For the period beginning January 1, 2004 and ending March 31, 2004, the Company reported a net loss of $386,674. The reported loss is largely attributed to the costs required to sustain a corporate office and the attendant personnel.

Liquidity and Capital Resources
At March 31, 2004 the Company reports a working capital deficit of $3.3 million and, as discussed in Note 3 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations.

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

ITEM 3: Controls and Procedures

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

Part II. Other Information

Item 1: Legal Proceedings

As a result of the confirmation of the Plan of Reorganization (effective September 26, 2003), no litigation remains with respect to claims for payments on accounts or other forms of debt. Management has no reason to believe that any other cause of action against the Company could, in good faith, be brought against it.

Item 2: Changes In Securities

The company accrued certain expenses during the quarter that will be paid using shares of stock of the company. These expenses include employee compensation, rent, and directors fees.

The amount of the expenses and the number of shares issued or to be issued subsequent to the end of the quarter are as follows:

Expense	Market Value	Shares

Compensation	$200,836	16,729,350
Directors fees	87,500	7,291,655
Rent	44,454	2,222,716

Total	$332,790	26,243,721

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

Press Release of The Phoenix Group Corporation dated March 31, 2004, regarding change in certifying accountant hereby incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2004
By: /s/ Ronald E. Lusk
Ronald E. Lusk, Chairman

Date: May 21, 2004
By: /s/ J. Michael Poss
J. Michael Poss, Chief Executive Officer and Chief Financial Officer

CERTIFICATIONS

I, Ronald E. Lusk certify that:
  I have reviewed this quarterly report on Form 10-QSB of The Phoenix Group Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 21, 2004
By: /s/ Ronald E. Lusk
Ronald E. Lusk, Chairman

I, J. Michael Poss certify that:
  I have reviewed this quarterly report on Form 10-QSB of The Phoenix Group Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 21, 2004
By: /s/ J. Michael Poss
J. Michael Poss, Chief Financial Officer