Form 10QSB
period 2004-06-30
PHOENIX GROUP CORP
filed 2004-08-16
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20354

The Phoenix Group Corporation
(Exact name of small business issuer as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation of organization)

I.R.S. Employer Identification No. 23-2596710

801 E. Campbell Rd., Suite 450, Richardson, Texas  75081
(Address of principal executive offices)      (Zip Code)

214-382-3630
(Issuer’s telephone number, including area code)

Former name, former address and
former fiscal year, if changed
since last report

Check whether the Issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

________YES      ___ X___ NO

As of July 26, 2004, there were 466,466,124 shares of Common Stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format              ________ YES      ___ X___ NO

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES

FORM 10-QSB

For the Quarter Ended June 30, 2004

TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION.............................................................................................................   1

Item 1.    Financial Statements...............................................................................................................................   1

                Consolidated Balance Sheet

                   June 30, 2004....................................................................................................................................   1

                Consolidated Statements of Operations

                     for the three months and six months ended June 30, 2004 and for the period beginning September 26, 2003 and ended June 30, 2004.............................................. 2

                Consolidated Statements of Cash Flows

                    for the six months ended June 30, 2004 and

Signatures

Part I.   Financial Information

Item 1:   Financial Statements

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS

        Cash and cash equivalents............................................................................................................................$  169,351

OTHER CURRENT ASSETS

        Inventory......................................................................................................................................................     81,629

                Total current assets...............................................................................................................................   250,980

FURNITURE, FIXTURES, AND EQUIPMENT, net..........................................................................................     50,281

OTHER ASSETS (Note 2)

        Intellectual Property, net............................................................................................................................... 1,199,092

        Proprietary Rights Agreement, net................................................................................................................ 1,032,750

        Goodwill.....................................................................................................................................................    154,097

        Reorganized value in excess of amounts allocable to identifiable assets.......................................................... 2,793,224

                Total Other Assets.............................................................................................................................. 5,179,163

TOTAL ASSETS..............................................................................................................................................$5,480,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

        Accounts payable.......................................................................................................................................$      7,515

        Accrued compensation..............................................................................................................................     103,522

        Accrued directors’ fees..............................................................................................................................    116,667

        Accrued rent..............................................................................................................................................      22,410

        Accrued interest payable to affiliate (Note 7)...............................................................................................   774,183

        Loan from stockholder (Note 7).................................................................................................................      50,000

        Note payable – related party (Note 7)........................................................................................................ 1,851,299

        Current portion of note payable..................................................................................................................      50,000

        Remaining portion of consideration due for
        acquisition of Lighting Science, Inc................................................................................................. 1,117,492

                Total current liabilities........................................................................................................................ 4,093,088

LONG-TERM DEBT

        Note payable – related party (net of current portion) (Note 7) ...................................................................    150,000

TOTAL LIABILITIES...................................................................................................................................... 4,243,088

STOCKHOLDERS’ EQUITY

Series A Preferred Stock, $.001 par value, 5,000,000 shares
        authorized; 533,333 shares issued and outstanding.........................................................................          533

Preferred Stock of Lighting Science, Inc., $.01 par value,
        100,000 shares authorized, no shares issued or outstanding............................................................            ---

Common Stock, $.001 par value, 500,000,000 shares authorized,
        461,966,125 shares issued and outstanding...................................................................................    461,966

Additional Paid in Capital............................................................................................................................ 2,598,455

Accumulated deficit during the development stage......................................................................................  (1,823,618)

TOTAL STOCKHOLDERS’ EQUITY..........................................................................................................   1,237,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY......................................................................... $ 5,480,424

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative from Sep. 26, 2003 thru June 30, 2004

Revenue	$0	$0	$0

Operating expenses, selling general and administrative	(994,877)	(1,349,127)	(1,724,138)

Operating loss	(994,877)	(1,349,127)	(1,724,138)

Interest expense	32,896	65,320	99,480

Net loss	$(1,027,773)	$(1,414,447)	$(1,823,618)

Basic net loss per weighted average common share	$(0.002)	$(0.004)	$(0.006)

Weighted average number of common shares deemed outstanding*	414,353,944	331,688,736	310,678,345

* The remaining shares issuable with respect to the acquisition of Lighting Science, Inc. have been included for purposes of computing weighted average number of common shares deemed outstanding. See Acquisition of Lighting Science, Inc. on the next page for an explanation of these additional shares.

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

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2004	Cumulative from Sep. 26, 2003 thru June 30, 2004
OPERATING ACTIVITIES

Net loss	$(1,414,447)	$(1,823,618)

Adjustments to reconcile net loss to net cash used by operating activities:
	333	333
Reclassification of prior period activity to current period expense
	35,271	35,271
Depreciation and amortization

Changes in:
	7,515	7,515
Accounts payable
	(81,269)	(81,269)
Inventory

Accrued expenses	1,108,728	1,503,595

Loan from stockholder	1,500	--

Net cash used by operating activities	(342,279)	(358,533)

INVESTING ACTIVITIES
	10,000	10,000
Cash in bank of subsidiary at date of acquisition

Purchase of furniture, fixtures and equipment	(50,394)	(50,394)

Net cash used by investing activities	(40,394)	(40,394)

FINANCING ACTIVITIES

Proceeds of loan from stockholder	--	50,000

Proceeds of private placemenet	518,000	518,000

Net cash provided by financing activities	518,000	568,000

Net increase in cash	134,877	169,073

Cash at beginning of period	34,474	278
Cash at end of period	$169,351	$169,351

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired all of the issued and outstanding capital stock of Lighting Science, Inc. (“Lighting Science”), a Delaware corporation, in exchange for 76,740,391 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 71,999,441 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement.

Pursuant to the terms of a three-year employment agreement entered into by Dr. Fredric Maxik with Lighting Science and the Company, Maxik will remain as chief executive officer of Lighting Science. As part of the employment agreement, Maxik received a grant of 2,500,000 shares of common stock of the Company.

The issuance of the 76,740,391 shares has been recorded in Common Stock and Additional Paid in Capital on the Company’s balance sheet as of June 30, 2004. The remaining shares to be issued in connection with the transaction are reflected as a liability on the Company’s balance sheet at June 30, 2004.

See Note 2 for additional information regarding the acquisition of Lighting Science by the Company.

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Phoenix Group Corporation (the “Company” or “Phoenix”) is a Delaware corporation organized in June 1988. Prior to June 1, 2004, the Company’s only subsidiary was Americare Management, Inc., which had no operations as of June 30, 2004. On June 1, 2004, the Company acquired all of the outstanding stock of Lighting Science, Inc. (“Lighting Science”). The acquisition of Lighting Science is described in greater detail in Note 2. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements. Prior to the bankruptcy filing detailed below, Phoenix was predominantly engaged in providing healthcare management and ancillary services to the long-term care industry since its inception for all years other than 2000 and 2001.

Except for a period spanning the years 2000 and 2001, Phoenix has been predominately engaged in providing healthcare management and ancillary services to the long-term care industry. On or about August 20, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the Northern District of Texas - Ft. Worth Division (the “Court”).

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the Company has provided for the benefit of its creditors an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualifies the Company to utilize the reporting guidelines of the fresh-start accounting rules contained in Statement of Position (“SOP”) 90-7 discussed below.

The Company has essentially reentered the development stage, since it has no revenues from operations and planned principal operations have not yet commenced. With the acquisition of Lighting Science on June 1, 2004, management of the Company is devoting its efforts to activities such as raising capital, financial planning, and marketing plans for the products contemplated to be sold by the new subsidiary.  Lighting Science is preparing to introduce ODL (optimized digital lighting) light bulbs for both commercial and residential applications that are expected to use significantly less energy and produce less light pollution than incandescent and fluorescent bulbs. The ODL bulbs are expected to offer a better quality light output and an extended life span. ODL light bulbs for commercial and residential use are currently scheduled for release by Lighting Science in the fourth quarter of 2004.

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

In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash accounts that could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Intangible assets

Intellectual Property

Intellectual property, which includes but is not limited to provisional patents, copyrights, intellectual assets and proprietary know-how, was recorded effective June 1, 2004, as a part of the allocation of the purchase price of Lighting Science. The intellectual property will be amortized over twenty years beginning June 1, 2004.

Proprietary Rights Agreement

The employment of Dr. Fredric Maxik was in consideration of signing a Proprietary Rights Agreement that ensures that all Intellectual Property created and/or developed by Dr. Maxik during his employment and for some period thereafter shall be assigned to Lighting Science. Dr. Maxik’s employment agreement also precludes him from competing with or providing services for entities in competition with Lighting Science or that have technology similar to Lighting Science for a period of time following his employment termination with Lighting Science. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science. This asset will be amortized over three years, which is the period covered by the agreement.

The acquisition of the stock of Lighting Science necessitated an allocation of the purchase price among the assets of the acquired company. An independent valuation firm was engaged by the Company to perform this allocation. The purchase price of $2,231,097 was allocated to current assets, three classes of intangible assets, and liabilities as follows: Cash - $10,000; Intellectual Property - $1,204,000; Proprietary Rights Agreement - $1,063,000; Goodwill - $154,097, and Notes Payable - $200,000. The acquisition of Lighting Science is described in greater detail in Note 2.

Reorganization Value

As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 7). Match, Inc., an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the treatment consisting of the reaffirmation of its debt, with the exception of its stock interests in Phoenix. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Financial Accounting Standard No. 142, the reorganization value is treated the same as goodwill and is not amortized.

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company thinks are relevant. As of the date of this report, no impairment was deemed to have occurred that would require any or all of the assets be written down or off.

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carry-forwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon the conversion of the Series A Preferred Stock. No effect has been given to the assumed conversion of preferred stock (Note 8) because the effect would be antidilutive.

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

NOTE 2:  ACQUISITION OF LIGHTING SCIENCE, INC.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owns certain intellectual property related to the design and development of an ODL (optimized digital lighting) light bulb. The Company’s consolidated financial statements include the results of operations of Lighting Science for the month of June 2004.

The Company acquired all of the issued and outstanding capital stock of Lighting Science from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 76,740,391 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 71,999,441 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement.

The Company accounted for the acquisition as a purchase using the accounting standards established in Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

The estimated fair values, as determined by an independent valuation firm, of assets acquired and liabilities assumed at June 1, 2004 are set out in the schedule below:

Cash	$10,000

Intellectual property	1,204,000

Proprietary rights agreement	1,063,000

Goodwill	154,097

Total assets acquired	2,431,097

Note payable	(200,000)

Total liabilities assumed	(200,000)

Net assets acquired	$2,231,097

Lighting Science was formed on or about May 31, 2004 for the purpose of acquiring intellectual property from Phibian S Trust. There were no predecessor operations with respect to this entity, therefore, no pro forma results of operations are presented.

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent Office and were acquired by Lighting Science. Provisional patents are equivalent to a filing date placeholder in the United States Patent Office. They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent. Subsequent to its acquisition by the Company, Lighting Science has filed four utility patent applications based on the initial four provisional patents within the one-year period. In addition, a fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology. It is further anticipated that two design patents will be filed on the appearance of the light bulb. In addition, other appropriate intellectual property protection, such as copyright, trademark and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that attempts to protect and enhances the ODL technology ideas, concepts, methods and processes.

See Note 8 for information with respect to the preferred stock of Lighting Science.

NOTE 3:  FRESH-START ACCOUNTING

The Court confirmed the Company’s plan of reorganization on September 16, 2003, and the Plan became effective as of September 26, 2003. It was determined that the Company’s reorganization value, computed immediately before the effective date, was $2,793,502, which consisted of the following:

Cash	$278

Reorganized value in excess of amounts allocable to identifiable assets	2,793,224

Deferred tax assets comprised of $57,000,000 of net operating loss carry-forward	19,400,000

Valuation allowance against above deferred tax assets	$(19,400,000)

Reorganization value	2,793,502

The Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the Plan retained less than 50% of the voting shares of the emerging entity, and its reorganization value was less than its post-petition liabilities and allowed claims.

NOTE 4:  GOING CONCERN

For the period beginning September 26, 2003 through June 30, 2004, the Company reported a loss from operations of approximately $1,800,000.  A significant portion ($1,395,717) of this net loss from operations has been funded or will be funded by the issuance of the Company’s common stock in payment of various expense items. An additional $99,480 of the net loss consists of interest expense that has been accrued with respect to a note payable to a related party. (Match, Inc. See Note 7)

The Company has undertaken a private placement to increase its liquidity. As of the date of the filing of this report, the proceeds from the private placement have been used to: (1) maintain the corporate overhead of the Company; and (2) satisfy certain of the Company’s commitments pursuant to the stock purchase agreement related to the acquisition of Lighting Science.

The Company requires an additional infusion of new capital and a related level of profitability generated from a newly established business base derived from the technology of Lighting Science (or from the operations of another entity or entities that might be acquired by the Company in the future) to sustain its ability to meet its ongoing obligations. In light of the Company’s current financial position and its inability to independently meet its short-term corporate obligations, its viability as a going concern is uncertain. The Company is currently exploring additional strategic opportunities including, but not limited to, potential mergers or acquisitions, although no current mergers or acquisitions are planned. An investment advisory firm has been retained to assist with the strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Despite these activities, there can be no assurance that management’s efforts to sufficiently recapitalize the Company will be successful.

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, notes and accounts payable, accrued expenses and other current liabilities are carried at amounts that approximate their fair values because of the short-term nature of these instruments.

NOTE 6:  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, future tax benefits, such as those from net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.  Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $20,000,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities.

The net operating loss carry-forwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018 and are subject to annual limitations.

Any benefits realized in future periods from pre-confirmation net operating loss carry-forwards (approximately $19,400,000) will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter be reported as a direct addition to paid-in capital.

NOTE 7:  NOTES PAYABLE – RELATED PARTIES

As of June 30, 2004, Notes Payable – Related Parties totaled $2,851,299. Of this amount, $1,851,299 is due to Match, Inc. Match, Inc. is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5% at June 30, 2004) and interest on unpaid interest at prime rate plus 2%, is due on demand, and is unsecured.  Since the note was executed, no interest payments have been made.  The accrued interest of $774,183 reflected on the accompanying consolidated balance sheet is owed to Match, Inc.  The $32,896 of interest expense for the three months ended June 30, 2004, the $65,320 of interest expense for the six months ended June 30, 2004, and the $99,480 of interest expense for the period beginning September 26, 2003 and ended June 30, 2004 (all of which are reflected in the accompanying consolidated statements of operations) are included in the amount of accrued interest of $774,183.

The remaining balance of $200,000 in Notes Payable – Related Parties is due to Phibian S Trust, a revocable trust for the benefit of the children of Fredric Maxik, the chairman of Lighting Science.  Mr. Maxik is the co-trustee of the trust. The note was issued by Lighting Science to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science by the Company. Lighting Science is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that Lighting Science begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles. Based upon anticipated note payments beginning October 15, 2004, $50,000 of the amount of the note has been classified as a current liability. This note provides for no interest. However, under generally accepted accounting principles, an imputed amount of interest should be allocated. Such amount is not material.

Stockholder Loan

On November 25, 2003 Ronald E. Lusk, the chairman of the Company, advanced $50,000 to the Company for purposes of meeting general and administrative expenses.  The loan bears interest at a rate of prime plus 1%.  To date there have been no interest payments made to Mr. Lusk.

NOTE 8:  PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock, including voting rights, cumulative dividends at $0.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At June 30, 2004, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 5,660,659 shares of common stock. At June 30, 2004, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,590,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals $3,590,000 at June 30, 2004. This issue of preferred stock is owned by Match, Inc. Match, Inc. is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer, Ronald E. Lusk.

The Certificate of Incorporation of Lighting Science, Inc. authorizes a total of 100,000 shares of Preferred Stock to be issued at $.01 par value. As of June 30, 2004, no such shares had been issued.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company rejected the lease of the office space that it is currently occupying as part of the bankruptcy proceedings discussed in Note 1. At the present time, the Company continues to occupy a portion of the space that is described in that certain lease agreement between itself and Beltway Management Corporation.

The Company is accruing rental expense on the portion of the leased premises that it is occupying, and it is paying for that expense through the issuance of the Company’s common stock from time to time under the same terms contained in the lease that was rejected.

The leased office space is owned by a limited partnership that is controlled by a director of the Company.

Executive Compensation

The Company is obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts generally range from between one and three years, and provide for annual salaries ranging from between $100,000 and $250,000.  In addition, these employment contracts provide for the payment of all or a portion of the executives’ base salary compensation in the form of common stock of the Company. The aggregated annual compensation for the Company’s executive officers was approximately $800,000. No deferred compensation was owed to officers as of June 30, 2004.

Effective May 29, 2004, the executive officers of the Company agreed to reduce their annual salary levels to a range of $60,000 to $150,000. Between May 28, 2004 and May 31, 2004, the aggregated annual compensation for the Company’s executive officers was approximately $400,000 per year. With the addition of Dr. Maxik on June 1, 2004, the aggregated annual compensation for the executive officers of the Company is approximately $650,000.

NOTE 10: SUBSEQUENT EVENTS

As of July 26, 2004, the Company had issued an additional 4,500,000 shares of common stock after the close of the second quarter on June 30, 2004. Of these shares, 2,000,000 were issued in connection with the private placement discussed above. The purchase price was $0.015 per share for a total of $30,000. This price was approximately 50% below the average trading price of the shares for the preceding ten-day period.

The remaining 2,500,000 shares were issued to unaffiliated third parties in connection with marketing-related consulting services to be rendered in connection with the new products anticipated to be developed from the Lighting Science technology.

In connection with the private placement described in Note 4, the Company issued options for an additional 28,333,333 shares exercisable at a price of $0.015 per share on or before September 7, 2004 in the discretion of the holders of the options. As of the date of this report, none of the options had been exercised.

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

Results of Operations

For the period beginning April 1, 2004 and ending June 30, 2004, the Company reported a net loss of $1,027,773. This amount compares with a net loss of $386,674 for the quarter ending March 31, 2004. The increase in the reported loss is attributable to the following factors:  (1) the issuance of bonuses to members of management who remained with the company during the bankruptcy proceedings (approximately $360,000); (2) fees paid to consultants with respect to the acquisition of Lighting Science (approximately $112,000); (3) an increase in the amount of professional fees as the result of the acquisition of Lighting Science (approximately $83,000); (4) one month of general and administrative expenses of Lighting Science (approximately $48,000); and (5) amortization expense with respect to intangible assets acquired in the Lighting Science acquisition.

Liquidity and Capital Resources

At June 30, 2004 the Company had a working capital deficit of $3.8 million and, as discussed in Note 4 to the financial statements, requires an infusion of new capital in order to meet its short-term obligations.

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

ITEM 3: Controls and Procedures

The management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

In addition, the management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the time period covered by this Report. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that there has been no change in the Company’s internal control over financial reporting during the time period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1:  Legal Proceedings

As a result of the confirmation of the Plan, no litigation remains with respect to claims for payments on accounts or other forms of debt. There are no other pending proceedings as of the date of this report.

Item 2:  Changes In Securities

During the quarter ended June 30, 2004, the Company issued 224,670,051 shares of common stock. The table below summarizes the purposes and number of shares issued in connection with each category listed.

Purpose	Shares

Accrued compensation	24,726,081

Bonus for Management(1)	36,548,624

Accrued directors fees	7,777,770

Accrued rent	6,040,000

Creditors from bankruptcy	1,427,062

Consultants and financial advisors	8,300,000

Private placement(2)	34,533,332

Liquidating trust for benefit of creditors from bankruptcy	28,576,791

Lighting Science acquisition (see discussion below)	76,740,391

Total shares issued during quarter ended June 30, 2004	224,670,051

(1)  Shares issued to management in recognition of their service during the Company’s bankruptcy proceedings were assigned a value of $0.01 per share – the trading price of the Company’s stock during much of the period covered by the proceedings.

(2)  Shares issued with respect to the private placement were sold at a price of $0.015 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, in reliance upon Section 4(2) or Regulation D, or other applicable exemption of such Securities Act as transactions by an issuer not involving any public offering.

In addition to the shares listed above, the Company issued options for an additional 28,333,333 shares exercisable at a price of $0.015 per share on or before September 7, 2004 in the discretion of the holders of the options. As of the date of this report, none of the options had been exercised.

During the quarter, the Company accrued certain expenses that will be paid using shares of stock of the Company. These expenses include employee compensation, rent, and directors fees.

The amount of the expenses and the number of shares issued or to be issued subsequent to the end of the quarter are as follows:

Expense	Market Value	Shares
Compensation	$103,522	5,436,394
Directors fees	$87,500	4,000,885
Rent	$22,411	976,799
Total	$213,433	10,414,078

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired all of the issued and outstanding capital stock of Lighting Science, Inc. (“Lighting Science”), a Delaware corporation, from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 76,740,391 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 71,999,441 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement. The Company filed a report on Form 8-K on June 15, 2004, related to the acquisition of Lighting Science.

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
10.1	Employment Agreement between The Phoenix Group Corporation and Ronald E. Lusk

10.2	Employment Agreement between The Phoenix Group Corporation and J. Michael Poss

10.3	Employment Agreement between The Phoenix Group Corporation and Kenneth Shane Hartman

10.4	Employment Agreement between The Phoenix Group Corporation and Kathryn Diane Fuller

31.1*	Rule 13a-14 Certification dated August 6, 2004, by Ronald E. Lusk, President and Chief Executive Officer

31.2*	Rule 13a-14 Certification dated August 6, 2004, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 6, 2004, by Ronald E. Lusk, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 6, 2004, by J. Michael Poss, Chief Financial Officer.

(b)	Reports on Form 8-K

On June 15, 2004, the Company filed a Current Report on Form 8-K to report that it had acquired all of the issued and outstanding capital stock of Lighting Science, Inc., a Delaware corporation. The matter was reported under Item 2 and Item 7 of Form 8-K.

On June 15, 2004, the Company filed a Current Report on Form 8-K to report that it had published a press release dated June 10, 2004 announcing it has secured a market maker that has filed the necessary forms to move trading of the company's common stock from the Pink Sheets to the Nasdaq Bulletin Board system, now that the company has become fully reporting with the filing of Forms 10-KSB and 10-QSB. The matter was reported under Item 5 of Form 8-K.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PHOENIX GROUP CORPORATION (Registrant)
Date: August 16, 2004	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer