Form 10QSB
period 2004-09-30
PHOENIX GROUP CORP
filed 2004-11-16
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

________YES      ___X___ NO

As of November 5, 2004, there were 46,044,591 shares of Common Stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format              ____ YES      __X__ NO

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES

FORM 10-QSB

For the Quarter Ended September 30, 2004

TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                Consolidated Balance Sheet

                   September 30, 2004

                Consolidated Statements of Operations

                     for the three months and nine months ended September 30, 2004 and for the period beginning September 26, 2003 and ended September 30, 2004

                Consolidated Statements of Cash Flows

                    for the nine months ended September 30, 2004 and

                      for the period beginning September 26, 2003 and ended September 30, 2004

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

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Part I.   Financial Information

Item 1:   Financial Statements

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581,697
OTHER CURRENT ASSETS
Inventory	175,400
Total current assets	757,097
FURNITURE, FIXTURES, AND EQUIPMENT, net	122,930
OTHER ASSETS (Notes 2 and 3)
Security deposits	3,715
Intellectual Property, net	1,183,934
Proprietary Rights Agreement, net	944,888
Goodwill	154,097
Reorganized value in excess of amounts allocable to identifiable assets	2,793,224
Total Other Assets	5,079,858
TOTAL ASSETS	$5,959,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,615
Accrued compensation	8,333
Accrued directors’ fees	75,000
Accrued rent	23,759
Unearned revenue	469
Accrued interest payable to affiliate (Note 7)	810,330
Note payable – related party (Note 7)	1,851,299
Current portion of note payable	50,000
Total current liabilities	2,869,805
LONG-TERM DEBT
Note payable – related party (net of current portion) (Note 7)	150,000
TOTAL LIABILITIES	3,019,805

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized; 533,333 shares issued and outstanding	533
Preferred Stock of Lighting Science, Inc., $.01 par value, 100,000 shares authorized, no shares issued or outstanding	----
Common Stock, $.001 par value, 500,000,000 shares authorized, 39,821,464 shares issued and outstanding	39,821
Additional Paid in Capital	5,772,212
Accumulated deficit during the development stage	(2,872,486)
TOTAL STOCKHOLDERS’ EQUITY	2,940,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,959,885

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended Sep. 30, 2004	Nine Months Ended Sep. 30, 2004	Cumulative from Sep. 26, 2003 through Sep. 30,2004

Revenue	$0	$0	$0

Operating expenses, selling and general & administrative	(1,012,722)	(2,361,849)	(2,736,860)

Operating loss	(1,012,722)	(2,361,849)	(2,736,860)

Interest expense	36,146	101,466	135,626

Net loss	($1,048,868)	($2,463,315)	($2,872,486)

Basic net loss per weighted average common share	($0.029)	($0.095)	($0.125)

Weighted average number of common shares outstanding	35,979,283	25,896,693	22,902,763

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

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended Sep. 30, 2004	Cumulative from Sep. 26, 2003 through Sep. 30,2004
OPERATING ACTIVITIES
Net loss	($2,463,315)	($2,872,486)

Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	1,573,487	1,573,487
Reclassification of prior period activity to current period expense
Depreciation and amortization	333	333
Changes in:	144,506	144,506
Accounts payable	50,615	50,615
Inventory	(175,400)	(175,400)
Security deposits	(3,715)	(3,715)
Unearned revenue	469	469
Accrued expenses	(152,148)	242,719
Loan from stockholder	1,500	____--___
Net cash used by operating activities	(1,023,668)	(1,039,472)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	10,000	10,000
Purchase of furniture, fixtures and equipment	(129,259)	(129,259)
Net cash used by investing activities	(119,259)	(119,259)

FINANCING ACTIVITIES
Repayment of loan to stockholder	(50,000)
Proceeds of private placement	1,740,150	1,740,150
Net cash provided by financing activities	1,690,150	1,740,150

Net increase in cash	547,223	581,419
Cash at beginning of period	34,474	278
Cash at end of period	$581,697	$581,697

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired all of the issued and outstanding capital stock of Lighting Science, Inc. (“Lighting Science”), a Delaware corporation, in exchange for 4,796,274 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 4,499,965 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement.

Pursuant to the terms of a three-year employment agreement entered into by Fredric Maxik with Lighting Science and the Company, Maxik will remain as chief executive officer of Lighting Science. As part of the employment agreement, Maxik received a grant of 156,250 shares of common stock of the Company.

The issuance of the total 9,452,489 shares has been recorded in Common Stock and Additional Paid in Capital on the Company’s balance sheet as of September 30, 2004.

See Note 2 for additional information regarding the acquisition of Lighting Science by the Company.

The accompanying notes are an integral part of these consolidated financial statements.

THE PHOENIX GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Phoenix Group Corporation (the “Company” or “Phoenix”) is a Delaware Corporation organized in June 1988. The Company had no operating subsidiaries after the effective date of its plan of reorganization on September 26, 2003 (as described more completely below) until the Company acquired all of the outstanding stock of Lighting Science, Inc. (“Lighting Science”). The acquisition of Lighting Science is described in greater detail in Note 2. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Prior to the bankruptcy filing detailed below, Phoenix was predominantly engaged in providing healthcare management and ancillary services to the long-term care industry since its inception, except for a period spanning the years 2000 and 2001.

On or about August 20, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the Northern District of Texas - Ft. Worth Division (“the Court”). During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the Company provided for the benefit of its creditors an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualifies the Company to utilize the reporting guidelines of the fresh-start accounting rules contained in Statement of Position (“SOP”) 90-7 discussed below.

The Company has essentially reentered the development stage, since it has no revenues from operations.  With the acquisition of Lighting Science, management of the Company is devoting its efforts to activities such as raising capital, financial modeling, and preparing marketing material for the products contemplated to be sold by the new subsidiary. On October 6, 2004, Lighting Science announced the introduction of ODLTM (Optimized Digital LightingTM) light bulbs for both commercial and residential applications that are expected to use significantly less energy and produce less light pollution than incandescent and fluorescent bulbs. It is the opinion of the Company that ODL bulbs offer a better quality light output and an extended life span.

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

In management's opinion, the accompanying consolidated interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods.

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

Intangible assets

Intellectual Property

Intellectual property, which includes but is not limited to provisional patents, copyrights, intellectual assets and proprietary know-how, was recorded effective June 1, 2004, as a part of the allocation of the purchase price of Lighting Science. The intellectual property is being amortized over twenty years beginning June 1, 2004.

Proprietary Rights Agreement

The employment of Fredric Maxik was in consideration of signing a Proprietary Rights Agreement that ensures that all Intellectual Property created and/or developed by Maxik during his employment and for some period thereafter shall be assigned to Lighting Science as well as precluding Maxik from competing with or providing services for entities in competition with Lighting Science or that have technology similar to Lighting Science for a period of time following his employment termination with Lighting Science. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science. This asset is being amortized over three years, which is the period covered by the agreement.

The acquisition of the stock of Lighting Science necessitated an allocation of the purchase price among the assets of the acquired company. An independent valuation firm was engaged by the Company to perform this allocation. At the date of acquisition, Lighting Science owned no tangible assets. As a result, the purchase price of $2,231,097 was allocated to current assets, three classes of intangible assets, and liabilities as follows: Cash - $10,000; Intellectual Property - $1,204,000; Proprietary Rights Agreement - $1,063,000; Goodwill - $154,097, and Notes Payable - $200,000. The acquisition of Lighting Science is described in greater detail in Note 2.

Reorganization Value

As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 7). Match, Inc., an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Financial Accounting Standard No. 142, the reorganization value is treated the same as goodwill and is not amortized.

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. As of the date of this report, no impairment was deemed to have occurred that would require any or all of the assets be written down or written off.

The Company has engaged an independent valuation firm to perform a review for any possible impairment of its intangible assets as of November 15, 2004.

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

During the quarter ended September 30, 2004, the shareholders of the Company approved a proposal by management to undertake a reverse split of the shares of the Company’s common stock in the ratio of one share of new Phoenix common stock for every 16 shares of old Phoenix common stock. All per-share amounts in this report have been adjusted for the reverse split of the Company’s shares. All other references in this report to shares of the Company’s stock have been adjusted to a post reverse-split basis unless otherwise noted.

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

NOTE 2:  ACQUISITION OF LIGHTING SCIENCE, INC.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owns certain intellectual property related to the design and development of an ODL (Optimized Digital Lighting) light bulb. Subsequent to its acquisition by Phoenix, Lighting Science relocated its headquarters to Ft. Lauderdale, Florida. The Company’s consolidated financial statements include the results of operations of Lighting Science since June 1, 2004.

The Company acquired all of the issued and outstanding capital stock of Lighting Science from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 4,796,274 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 4,499,965 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement. Those conditions were satisfied during the third quarter of 2004, and the additional shares of common stock were issued on or about September 3, 2004.

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

Lighting Science was formed on or about May 31, 2004 for the purpose of acquiring intellectual property from Phibian S Trust. There were no predecessor operations with respect to this entity, therefore, no pro forma results of operations can be presented.

Intellectual Property

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent Office and were acquired by Lighting Science. Provisional patents are equivalent to a filing date placeholder in the United States Patent Office (USPTO). They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent.

Subsequent to its acquisition by the Company, Lighting Science has filed four utility patent applications (thereby complying with the one-year time period mentioned above) based on the initial four provisional patents. In addition, a fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology before the U.S. Patent and Trademark Office. It is anticipated that it will be about 18 months to two years from the date of filing of the utility applications before the USPTO will issue a response to the filing.  Two design patents have been filed on the appearance of the light bulb, thereby bringing the total to seven utility and design patents pending before the USPTO. Additionally, with respect to proprietary branding of Lighting Science’s products and services, Lighting Science has filed for federal trademark/service registrations on four marks and anticipates filing additional registrations on other marks and logos, and, as appropriate, Lighting Science has also established common law trademark protection on several marks and logos. Further, other appropriate intellectual property protection, such as copyright and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that protects and enhances the ODL technology ideas, concepts, methods and processes. Lighting Science has also adopted intellectual property policies, procedures and practices into its business operations to facilitate its proprietary positioning with respect to its product development and commercialization.

See Note 8 for information with respect to the preferred stock of Lighting Science.

NOTE 3:  FRESH-START ACCOUNTING

The Court confirmed the Company’s plan of reorganization on September 16, 2003, and the Plan became effective as of September 26, 2003. It was determined that the Company’s reorganization value, computed immediately before the effective date, was $2,793,502, which consisted of the following:

Cash	$278
Reorganized value in excess of amounts allocable to identifiable assets	2,793,224
Deferred tax assets comprised of $57,000,000 of net operating loss carry-forwards	19,400,000
Valuation allowance against above deferred tax assets	(19,400,000)
Reorganization value	$2,793,502

The Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the Plan retained less than 50% of the voting shares of the emerging entity, and its reorganization value was less than its post-petition liabilities and allowed claims.

NOTE 4:  GOING CONCERN

For the period beginning September 26, 2003 through September 30, 2004, the Company reported a loss from operations of approximately $2,900,000.  A significant portion (approximately $1,700,000) of this loss from operations has been funded or will be funded by the issuance of the Company’s common stock in payment of various expense items. An additional $135,000 of the loss consists of interest expense that has been accrued with respect to a note payable to a related party, Match, Inc. (see Note 7).

The Company has undertaken a private placement to increase its liquidity. As of November 5, 2004, this effort has raised $2,644,450. The proceeds from the private placement have been used to maintain the corporate overhead of the Company and to satisfy the Company’s commitment to provide adequate working capital for the operations of Lighting Science. All obligations of the Company under the agreement to purchase the common stock of Lighting Science have now been completed.

To meet its ongoing commitments for operating overhead and manufacturing costs associated with potential orders of Lighting Science products, the Company will require an additional infusion of new capital and/or a related level of profitability generated from a newly established business base derived from the technology of Lighting Science (or from the operations of another entity or entities that might be acquired by the Company in the future) to sustain its ability to meet its ongoing obligations.

In light of the Company’s inability to independently meet its short-term corporate obligations beyond the first quarter of 2005, its viability as a going concern is uncertain. The Company is currently exploring additional strategic opportunities including, but not limited to, potential mergers or acquisitions, although no additional mergers or acquisitions are planned. An investment advisory firm has been retained to assist with the strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Despite these activities, there can be no assurance that management’s efforts to sufficiently recapitalize the Company will be successful.

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

NOTE 6:  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, future tax benefits, such as those from net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.  Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $19,400,000 and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities.

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

NOTE 7:  NOTES PAYABLE – RELATED PARTIES

As of September 30, 2004, Notes Payable – Related Parties totaled $2,051,299. Of this amount, $1,851,299 is due to Match, Inc. Match, Inc. is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.75% at September 30, 2004) and interest on unpaid interest at prime rate plus 2%, is due on demand, and is unsecured.  Since the note was executed, no interest payments have been made.  The accrued interest of $810,330 reflected on the accompanying consolidated balance sheet is owed to Match, Inc.  The $36,146 of interest expense for the three months ended September 30, 2004, the $101,466 of interest expense for the nine months ended September 30, 2004, and the $135,626 of interest expense for the period beginning September 26, 2003 and ended September 30, 2004 (all of which are reflected in the accompanying consolidated statements of operations) are included in the amount of accrued interest of $810,330.

The remaining balance of $200,000 in Notes Payable – Related Parties is due to Phibian S Trust, a revocable trust for the benefit of the children of Fredric Maxik, the chairman of Lighting Science. Maxik is the co-trustee of the trust. The note was issued by Lighting Science to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science by the Company. Lighting Science is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that Lighting Science begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles. Based upon anticipated note payments beginning November 15, 2004, $50,000 of the amount of the note has been classified as a current liability. This note provides for no interest. However, under generally accepted accounting principles, an imputed amount of interest should be allocated. Such amount is not material.

Stockholder Loan

On November 25, 2003 Ronald E. Lusk, the chairman of the Company, advanced $50,000 to the Company for purposes of meeting general and administrative expenses. The loan bears interest at a rate of prime plus 1%. During the third quarter, the company repaid the principal amount of the loan. No interest on the loan had previously been paid. Mr. Lusk elected to forego any interest that was otherwise due with respect to the loan. No interest with respect to the loan had previously been recorded by the Company. Any such interest on the loan would not have been material.

NOTE 8:  PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock, including voting rights, cumulative dividends at $0.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti‑dilution provision for certain shares of common stock issued by the Company. At September 30, 2004, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 482,417 shares of common stock. At September 30, 2004, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,630,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals $3,630,000 at September 30, 2004. This issue of preferred stock is owned by Match, Inc. Match, Inc. is owned by a Revocable Trust that is itself controlled by the Company’s chairman and chief executive officer, Ronald E. Lusk.

The Certificate of Incorporation of Lighting Science, Inc. authorizes a total of 100,000 shares of Preferred Stock to be issued at $.01 par value. As of September 30, 2004, no such shares had been issued.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company is currently leasing office space for its headquarters operation in Richardson, Texas. The Company accrues rental expense and pays for that expense through the issuance of the Company’s common stock from time to time. The leased office space is owned by a limited partnership that is controlled by a director of the Company.

Executive Compensation

As of September 30, 2004, the Company was obligated under the terms of employment contracts for five of its executive officers. The terms of the contracts generally range from between one and three years, and provide for annual salaries ranging from between $75,000 and $250,000.  In addition, these employment contracts provide for the payment of all or a portion of the executives’ base salary compensation in the form of common stock of the Company. The aggregated annual compensation for the Company’s executive officers is approximately $665,000. No deferred compensation was owed to officers as of September 30, 2004.

See Note 10 for additional commitments for executive compensation.

NOTE 10: SUBSEQUENT EVENTS

On October 12, 2004, the Company announced the appointments of Mr. Stan Waldrop as president and Mr. Philip Lacerte as executive vice president of sales and marketing. The three-year employment contracts for both individuals provide for annual salaries of $1 in the first year and $225,000 in the second and third years of the contracts. During October, both Mr. Waldrop and Mr. Lacerte purchased stock in the Company as part of the private placement discussed in Note 4 and were issued 1,504,167 shares and 2,159,090 shares, respectively.

As of November 5, 2004 the Company had issued an additional 6,223,4127 shares of common stock after the close of the third quarter on September 30, 2004. Of these shares, 6,060,862 were issued in connection with the private placement discussed in Note 4 and in the preceding paragraph. The purchase price totaled $904,300. This price was approximately 72% below the average trading price of the shares for the month of September 2004. Of the remaining 162,265 shares, 15,547 were issued in lieu of salary under the employment agreement with Fredric Maxik, and the 146,718 remaining shares were issued to members of the board of directors in lieu of cash payments for the months of August and September.

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

Results of Operations

For the period beginning July 1, 2004 and ending September 30, 2004, the Company reported a net loss of $1,048,868. This amount compares with a net loss of $1,027,773 for the quarter ended June 30, 2004. While these two amounts are essentially comparable, the components of the loss are different. During the quarter ended June 30, 2004, the Company acquired Lighting Science. Because this transaction occurred on June 1, 2004, only one month of general and administrative expenses (approximately $48,000 for the month of June) were included in the consolidated statement of operations for that quarter. For the third quarter, general and administrative expenses of Lighting Science totaled approximately $320,000. During the second quarter, the Company reported a one-time charge of approximately $360,000 to record the issuance of bonuses in the form of stock to members of management who had remained with the Company during the bankruptcy proceedings. The $320,000 of expenses incurred by Lighting Science during the third quarter essentially offsets the $360,000 one-time charge from the second quarter results, thereby producing approximately the same net losses for the second and third quarters.

Liquidity and Capital Resources

At September 30, 2004 the Company had a working capital deficit of approximately $2.1 million and, as discussed in Note 4 to the financial statements, requires an infusion of new capital and/or a related level of profitability generated from a newly established business base derived from the technology of Lighting Science in order to sustain its ability to meet its ongoing obligations.

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

Item 2:  Changes In Securities

As explained in Item 4 below, the shareholders of the Company approved a proposal by management to undertake a reverse split of the shares of common stock of the Company in the ratio of one share of new Phoenix common stock for every 16 shares of old Phoenix common stock. On September 1, 2004, the new, post reverse-split stock of The Phoenix Group Corporation began trading under the ticker symbol PXGC rather the old ticker symbol of PXGP.

During the quarter ended September 30, 2004, the Company issued 10,948,582 shares of common stock. The table below summarizes the purpose and number of shares issued.

Purpose	Number of shares	Average price per share
Accrued compensation	339,775	$0.30
Accrued directors fees	395,889	$0.29
Accrued rent	61,050	$0.37
Compensation	52,081	$0.48
Directors fees	68,531	$0.43
Rent	26,328	$0.43
Consultants and financial advisors	256,250	$0.41
Sign-on bonus for Fredric Maxik	156,250	$0.24
Private placement(1)	5,092,463	$0.24
Remainder of Lighting Science acquisition (see discussion below)	4,499,965	$0.24
Total shares issued during quarter ended Sep. 30, 2004	10,948,582	$0.25

 (1)  Shares issued in connection with the private placement were sold at a price of $0.24 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, in reliance upon Section 4(2) or Regulation D, or other applicable exemption of such Securities Act as transactions by an issuer not involving any public offering.

The amount of accrued expenses and the number of shares issued or to be issued subsequent to the end of the quarter for these expenses are as follows:

Expense	Market Value	Number of Shares
Compensation	$8,333	17,360
Directors fees	$75,000	153,927
Rent	$23,759	56,503
Total	$107,092	227,790

In connection with certain shares issued in the private placement during the second quarter, the Company issued options for an additional 1,770,833 shares exercisable on or before September 7, 2004. During the third quarter, options representing a total of 729,167 of these shares were exercised. The holder of the remaining option for 1,041,667 shares, Mr. Philip Lacerte, requested an extension of time to exercise the option. The Company granted this request. Mr. Lacerte has elected to exercise this option in connection with the employment contract that he has entered into with the Company.

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired all of the issued and outstanding capital stock of Lighting Science, Inc. (“Lighting Science”), a Delaware corporation, from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 4,796,274 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 4,499,965 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement. Those conditions were satisfied during the third quarter of 2004, and the additional 4,499,965 shares of common stock set out in the schedule above were issued on or about September 3, 2004.

All of the documents that are part of the Lighting Science transaction have been previously filed, and are incorporated by reference herein for all purposes.

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of The Phoenix Group Corporation was held on August 20, 2004. At that meeting, the four proposals set out below were submitted to a vote of the Company’s stockholders. (Note: All references to shares of the Company’s common stock in this Item 4 represent shares denominated on a pre reverse-split basis.)

(1)	Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as directors of The Phoenix Group Corporation until next year’s annual meeting.

(2)

Proposal 2 (Ratification of Independent Auditors) — A proposal for the ratification of the Audit Committee’s selection of Turner, Stone & Company, LLP as the Company’s independent auditors for the year ending December 31, 2004.

(3)

Proposal 3 (Amendment of The Phoenix Group Corporation’s Amended and Restated Certificate of Incorporation to Effect a Reverse Stock Split) — A proposal that Article Fourth of the Company’s Amended and Restated Certificate of Incorporation be amended to effect a one-for-sixteen (1:16) reverse stock split of the issued and outstanding shares of the Company’s common stock. The form of the proposed amendment did not change the number of authorized shares of common stock or preferred stock, the par value of the common stock or preferred stock or the number of shares of preferred stock outstanding.

(4)

Proposal 4 (Amendment of The Phoenix Group Corporation’s Amended and Restated Certificate of Incorporation to Change Certain Provisions Relating to the Potential Size of the Board of Directors) — A proposal that amends the Certificate of Designations to change certain matters with respect to the potential size of the Company’s board of directors.

At the close of business on the record date for the meeting (which was July 2, 2004), there were 453,599,459 shares of the Company’s common stock issued and outstanding and entitled to be voted (the “Common Stock”) and 533,333 shares of the Company’s Series A Senior Convertible Preferred Stock issued and outstanding and entitled to be voted (“the Preferred Stock”) at the meeting. Holders of 350,586,998 shares of common stock (being approximately 76.6% of the shares of Common Stock) and 533,333 shares of the Preferred Stock (being 100% of the shares of the Preferred Stock) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal		For	Withheld

1. Election of Directors:
Robert E. Bachman		349,947,383	639,615
Donald R. Harkleroad		349,932,383	654,615
Ronald E. Lusk		349,943,283	643,715
Fredric Maxik		349,944,883	642,115
John Collingwood		349,947,383	639,615
J. Michael Poss		349,944,883	642,115
Daryl N. Snadon		349,944,883	642,115
Robert L. Woodson III		349,943,283	643,715
Robert M. McMonigle		349,947,383	639,615

	For	Against	Abstain

2. Ratification of Independent Auditors	321,977,718	28,989	28,580,921

3. Stockholder Proposal Relating to	320,157,649	1,847,858	28,581,491
a Reverse Stock Split

4. Ratification of amendments to the
Company's Designation of Rights	320,144,034	1,842,473	28,600,491

All proposals each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders.

Item 5:  Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
10.1*

Employment Agreement by and between The Phoenix Group Corporation and Stan T. Waldrop dated October 12, 2004 (terms of employment agreement announced in a press release dated October 12, 2004 that was filed as an exhibit to Current Report on Form 8-K filed October 19, 2004).

10.2*

Employment Agreement by and between The Phoenix Group Corporation and Philip R. Lacerte dated October 12, 2004 (terms of employment agreement announced in a press release dated October 12, 2004 that was filed as an exhibit to Current Report on Form 8-K filed October 19, 2004).

10.3*	Change in Control Agreement by and between The Phoenix Group Corporation and Stan T. Waldrop as of October 12, 2004.

10.4*	Change in Control Agreement by and between The Phoenix Group Corporation and Philip R. Lacerte as of October 12, 2004.

10.5*	Change in Control Agreement by and between The Phoenix Group Corporation and Ron Lusk as of October 12, 2004.

31.1*	Rule 13a-14 Certification dated August 6, 2004, by Ronald E. Lusk, President and Chief Executive Officer

31.2*	Rule 13a-14 Certification dated August 6, 2004, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 6, 2004, by Ronald E. Lusk, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 6, 2004, by J. Michael Poss, Chief Financial Officer.

(b)	Reports on Form 8-K

On August 24, 2004, the Company filed a Current Report on Form 8-K to report that it had published a press release dated August 23, 2004 announcing it held its annual meeting of shareholders on Friday, August 20, 2004. The press release contained information with respect to the results of voting on several proposals submitted to shareholders of the corporation for their approval. The matter was reported under Item 8.01 of Form 8-K.

On August 30, 2004, the Company filed a Current Report on Form 8-K to report sales by the Company of unregistered securities pursuant to an exemption under the Securities Act of 1933, in reliance upon Regulation D and to furnish information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-B. The matter was reported under Item 3.02 of Form 8-K.

On September 3, 2004, the Company filed a Current Report on Form 8-K to report that it had published a press release dated August 31, 2004, announcing that, effective September 1, 2004, its ticker symbol would change from PXGP to PXGC. The matter was reported under Item 8.01 of Form 8-K.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PHOENIX GROUP CORPORATION (Registrant)
Date: November 10, 2004	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer