Form 10QSB
period 2003-03-31
LIGHTING SCIENCE GROUP CORP
filed 2005-01-11
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Lighting Science Group Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	0-20354	23-2596710
(State or other jurisdiction of incorporation of organization)	(Commission file number)	(I.R.S. Employer Identification No.)

2100 McKinney Ave., Suite 1555, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

214-382-3630
(Issuer’s telephone number, including area code)

The Phoenix Group Corporation 801 E. Campbell Rd., Suite 450, Richardson, Texas 75081
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         ____YES __X_ NO

As of January 4, 2005, there were 51,297,256 shares of Common Stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:     ____YES __X__ NO

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended March 31, 2003

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements
        Consolidated Balance Sheet March 31, 2003
        Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002
        Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
        Notes to Consolidated Financial Statements
    Item 2. Management's Discussion and Analysis or Plan of Operation
    Item 3. Controls and Procedures

Part II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 2. Changes in Securities
    Item 3. Defaults upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1: Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET MARCH 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,906
Accounts Receivable	1,070,753
Inventory	34,732
Prepaid expenses and other current assets	20,053
Total current assets	1,205,444

PROPERTY AND EQUIPMENT, net	26,115

OTHER ASSETS
Security deposits	10,796

TOTAL ASSETS	$1,242,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,563,846
Accrued expenses and other current liabilities	1,275,528
Accrued interest payable to affiliate (Note 7)	611,757
Note payable – related party (Note 7)	1,851,299
Notes Payable	10,582,977
Net liabilities of discontinued operations	6,990,000

TOTAL LIABILITIES	28,875,407

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized, 533,333 shares issued and outstanding (Note 6)	533
Common stock, $.001 par value, 500,000,000 shares authorized, 8,301,217 shares issued and outstanding	8,301
Additional paid-in capital	51,647,912
Accumulated deficit	(79,289,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,633,052)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,242,355
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
	Three months ended
	March 31, 2003	March 31, 2002
Revenue	$1,435,453	$622,307

Compensation and payroll taxes	(1,170,329)	(762,855)

Operating expenses, selling, and general and administrative	(334,141)	(340,440)

Operating loss	(69,018)	(480,988)

Interest expense	(288,068)	(240,293)

Net loss	$(357,086)	$(721,281)

Basic net loss per weighted average common share	$(0.043)	$(0.137)

Weighted average number of common shares outstanding	8,301,217	5,257,758
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2003, AND MARCH 31, 2002
	Three months ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES
Net loss	$(357,086)	$(721,281)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Expenses paid by issuance of common stock	-	164,968
Reclassification of prior period activity to current period expense	-	19,634
Adjustments to Goodwill	-	14,188
Depreciation and amortization	2,909	31,339
Changes in:
Accounts receivable	118,701	(40,595)
Prepaids and other current assets	(1,242)	(26,007)
Inventory	(11,237)	15,218
Accounts payable	96,021	(129,249)
Organization costs	-	(40)
Accrued expenses and other liabilities	353,753	213,188
Security deposits	(3,764)	(2,115)
Unearned revenue	-	(78,948)
Net cash provided by (used by) operating activities	198,055	(539,700)

INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment	(672)	-
Net cash provided by (used by) investing activities	(672)	-

FINANCING ACTIVITIES
Notes payable	(69,178)	545,195
Net cash provided by (used by) financing activities	(69,178)	545,195

Net increase in cash	128,205	5,495
Cash at beginning of period	(48,299)	622
Cash at end of period	$79,906	$6,117
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On December 23, 2004, The Phoenix Group Corporation published a press release announcing its decision to change its name to Lighting Science Group Corporation (the “Company” or “Lighting Science”) by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science with and into The Phoenix Group and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005. However, as of the date of this report, the common stock of the Company continues to trade under the name “The Phoenix Group Corporation,” and the ticker symbol continues to be “PXGC.” The Company has applied with NASDAQ for a change of name and a change to its ticker symbol. The Company expects this change to be made within the first quarter of 2005. A press release will be issued by the Company announcing the effective date of the change with respect to the trading of its common stock.

Lighting Science is a Delaware Corporation organized in June 1988. The Company’s wholly owned subsidiaries during the periods presented were Lifeline Management Group, Inc., Lifeline Home Health Services, Inc., Lifeline Managed Home Care, Inc., and Americare Management, Inc. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Except for a period spanning the years 2000 and 2001, Lighting Science has been predominately engaged in providing healthcare management and ancillary services to the long-term care industry. On or about August 20, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”). The filing was made necessary by the actions of a creditor of the Company seeking to foreclose on a judgment obtained several years earlier. The Company lacked sufficient liquidity to satisfy the judgment and sought protection as a debtor-in-possession. The Court granted the requested status.

On or about October 15, 2002, three creditors of Lifeline Home Health Services, Inc. (“LHHS”) filed with the Court an involuntary petition under Chapter 7 of the United States Bankruptcy Code. LHHS requested the Court to convert the case to a Chapter 11 debtor-in-possession proceeding. The Court granted this request on December 2, 2002.

On or about March 7, 2003, Lifeline Managed Home Care, Inc. (“LMHC”) filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. This action was necessitated by the actions of a creditor of LHHS that was claiming a security interest in the assets of LMHC. After hearing arguments by the creditor and LMHC, the Court ruled that the assets of LMHC were not subject to the security interest that the creditor held with respect to the LHHS assets.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported, obligations under workers compensation, professional liability and employee health and welfare insurance programs and Medicare settlement issues.

A description of the critical and other significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Revenue Recognition

Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period on a daily basis. The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60-day episode, the appropriateness of the clinical assessment of each patient at the time of certification, and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments, which are determined by Company management based on historical trends. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

Collectibility of Accounts Receivable

The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts that is reflected in selling, general and administrative expenses in the consolidated statements of operations.

Medicare Settlement Issues

Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports, which were filed with the Centers for Medicare and Medicaid Services ("CMS") and were subject to audit and adjustment by the fiscal intermediary engaged by CMS. Furthermore, cost reports relating to certain years prior to fiscal 2002 could be subject to audit, and even to a reopening of the audit process, by the fiscal intermediary.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank accounts. From time to time the balances in these accounts may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carry forwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the number of incremental shares of common stock contingently issuable upon the conversion of the Series A preferred stock. No effect has been given to the assumed conversion of preferred stock (Note 6) because the effect would be antidilutive.

During the quarter ended September 30, 2004, the shareholders of the Company approved a proposal by management to undertake a reverse split of the shares of the Company’s common stock in the ratio of one share of new common stock for every 16 shares of old common stock. All per-share amounts in this report have been adjusted for the reverse split of the Company’s shares. All other references in this report to shares of the Company’s stock have been adjusted to a post reverse-split basis unless otherwise noted.

Correction of Prior Period Reports
Certain amounts presented in Form 10Q-SB for the period ending March 31, 2002 and presented in the current Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for periods covered by this report have been corrected to reflect additional interest expense of $213,188 that should have been accrued during that period.

NOTE 2: GOING CONCERN

For the three months ended March 31, 2003, the Company reported a net loss from continuing operations of approximately $357,000. Of this amount, $54,000 of the loss is attributable to the operations of the health care subsidiaries, while $303,000 is attributable to the operations of the parent company. Of the $303,000 loss at the parent level, $262,000 is attributable to interest expense and $41,000 is attributable to rent expense. (Note: Of the $288,000 of interest expense shown in the Consolidated Statements of Operations, $262,000 was incurred by the parent company, while the remaining $26,000 was incurred by LHHS.) Operating losses from discontinued operations reported by the Company in previous years exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At March 31, 2003, the Company reported a working capital deficit of $27.6 million. At March 31, 2003, the Company required an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

During the bankruptcy proceedings discussed in Note 1, the Company continued to operate its core health care businesses, but the negative connotations associated with a bankruptcy adversely affected the level of new patients that the operating companies were able to obtain. Given this impediment, it ultimately proved to be impossible for the Company to achieve profitability during the bankruptcy proceedings. Likewise, given the lack of capital available to the Company at that time, it was impossible to acquire or establish a new business base.

On or about December 9, 2002, the senior lender to LHHS filed a motion with the Court seeking adequate protection payments of $7,622.50 per month. The Court approved the motion, and these payments commenced in January 2003. Other fees associated with the bankruptcy proceedings included legal fees to outside counsel to represent the two operating companies as well as the parent company. In addition, a creditors committee was established by the Court in the LHHS case, and counsel to the committee was appointed. LHHS was responsible for fees incurred by counsel and approved by the Court.

In light of the Company’s then current financial position, the ongoing expenses associated with three bankruptcy cases, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations, and its dependency on revenue growth to support continuing operations, the Company’s viability as a going concern was uncertain as of March 31, 2003. At that time no assurance could be given that management’s efforts to redirect and recapitalize the Company would be successful.

The three bankruptcy proceedings described in Note 1 and their attendant expenses finally exhausted the Company’s capital resources. As described in Note 8, the Company closed its home health care operations during September 2003. As a result of having no operations at the subsidiary level or within the parent itself, as of the foregoing date, the Company essentially reentered the development stage. Management of the Company began devoting most of its efforts to evaluating potential acquisitions of operating businesses.

As described in further detail in Note 8, on June 1, 2004 the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owned certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. Following the date of acquisition, the Company raised capital and provided Lighting Science with resources to develop and manufacture prototype light bulbs. Staff has been added to support the development process. As of the date of this report, the Company continues with its plans to develop and sell products based upon the technology acquired in the acquisition of Lighting Science. Management of the Company believes that its current and projected operating capital position is sufficient to sustain its operations for the next twelve months.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4: INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $19,070,000 at March 31, 2003 and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities.

The net operating loss carry-forwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018 and are subject to annual limitations.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

As of March 31, 2003, Notes Payable - Related Parties totaled $1,851,299. This amount is payable to Match, Inc., (“Match”) which is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer. The note consists of a line of credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.25% at March 31, 2003) and interest on unpaid interest at prime rate plus 2%, is due on demand, and is unsecured. As of the ending date of the period covered by this report (March 31, 2003), no interest payments had been made. The accrued interest of $611,757 reflected on the accompanying consolidated balance sheet is owed to Match.

On October 20, 2004, the Company made a payment of $30,000 to Match in partial payment of the outstanding balance of accrued but unpaid interest on the note. On November 17, 2004, the Company reduced by $500,000 the amount that it owed to Match with respect to accrued but unpaid interest on the note. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (“the Trust”) the owner of Match, Inc. Mr. Lusk is the chairman of the Company and the settlor of the Trust. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of a private placement transaction.

NOTE 6: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock, including voting rights, cumulative dividends at $0.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At March 31, 2003, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 1,947,565 shares of common stock. At March 31, 2003, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,360,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals $3,360,000 at March 31, 2003. This issue of preferred stock is owned by Match.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leased office space

During the periods covered by this report, the Company leased office space in Richardson, Texas for its headquarters operation and for one of its three locations for its home health care operations. The two home health care subsidiaries were leasing additional office space in Ft. Worth, Texas and in Eastland, Texas. During the quarter ended March 31, 2003, the Company accrued rental expense on the portion of the premises in Richardson, Texas occupied by the parent company. Prior to the commencement of bankruptcy proceedings by the parent, common stock of the Company had been issued to the landlord in lieu of rent. It was contemplated that stock of the Company would be issued in payment for the rental expense accrued during the period that the Company was in bankruptcy. During the quarter, the Company was advised by counsel not to issue stock of the Company until the completion of the bankruptcy proceedings. Common stock of the Company was subsequently issued in September 2003 to the landlord in payment of the rental expense accrued during the periods covered by this report.

On November 13, 2004 the Company moved its offices from Richardson, Texas to Dallas, Texas where it occupies excess office space that is leased by an institutional shareholder of the Company. The shareholder allows the Company to occupy the space on a rent-free basis. The Company leases office space in Ft. Lauderdale, Florida for its research and development activities on a month-to-month basis at a rate of $4,200 per month. The Company also leases space in Hong Kong on a month-to-month basis at the rate of approximately $250 per month.

Executive Compensation

As of March 31, 2003, the Company was obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts generally range from between one and three years, and provided for annual salaries ranging from between $100,000 and $250,000. In addition, these employment contracts provided for the payment of all or a portion of the executives’ base salary compensation in the form of common stock of the Company. The total annual compensation for the Company’s executive officers was approximately $800,000 during the periods covered by the report. No deferred compensation was owed to officers as of March 31, 2003.

NOTE 8: SUBSEQUENT EVENTS
During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization for the parent company only (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received a total of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the deficiency in the restructured entity - qualifies the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 discussed below.

As the result of actions by certain competitors, LHHS suffered considerable attrition in its professional nursing staff and its administrative staff during the latter part of the summer of 2003. On September 15, 2003, LHHS made the decision that it was in the best interest of its patients to cease operations and to discharge its patients to other home health care agencies. LHHS subsequently requested that the Chapter 11 bankruptcy case be converted to a proceeding under Chapter 7. The remaining assets of LHHS were liquidated by a United States Trustee under the supervision of the Court.

Concurrent with the closing of the operations of LHHS, LHMC was also forced to cease its operations because the two companies shared office space, employees, and other resources. On or about September 15, 2003, LMHC withdrew its Chapter 11 petition. The primary creditor of Lifeline Management Group, Inc. (the parent of LHHS and LMHC) was Match, Inc. (“Match”), which is a related party to the chairman of the Company, Ronald E. Lusk. Match foreclosed upon the stock of Lifeline Management Group, Inc. on or about September 15, 2003.

Thus, as of the effective date of the plan of reorganization (September 26, 2003) for The Phoenix Group Corporation (the predecessor to Lighting Science Group Corporation), the Company was left with one subsidiary, Americare Management, Inc., which had no assets and no operations. As a result of having no operations at the subsidiary level or within the parent itself, as of the foregoing date, the Company essentially reentered the development stage. Management of the Company began devoting most of its efforts to evaluating potential acquisitions of operating businesses.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owns certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. The Company acquired all of the issued and outstanding capital stock of Lighting Science from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 4,796,275 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 4,499,966 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement. The Company accounted for the acquisition as a purchase using the accounting standards established in Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

By September, 2004, the Company had satisfied the remaining terms of the stock purchase agreement, and the additional shares were issued to the sellers. On October 6, 2004, Lighting Science announced the introduction of ODLTM (Optimized Digital LightingTM) light bulbs for both commercial and residential applications that are expected to use significantly less energy and produce less light pollution than incandescent and fluorescent bulbs. As of the date of this report, the Company continues to develop new forms of Optimized Digital Lighting based upon its patent pending technology.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company's consolidated financial statements reflect a loss from continuing operations of $357,086 for the quarter ending March 31, 2003, compared with a net loss from continuing operations of $508,093 for the prior year quarter ended March 31, 2002. The reported loss of $357,086 for the three-month period ending March 31, 2003 reflects a net loss of approximately $54,000 from the operations of the health care subsidiaries, while $303,000 is attributable to the operations of the parent company. Of the $303,000 loss at the parent level, $262,000 is attributable to interest expense and $41,000 is attributable to rent expense. (Note: Of the $288,000 of interest expense shown in the Consolidated Statements of Operations, $262,000 was incurred by the parent company, while the remaining $26,000 was incurred by LHHS.)

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

On or about October 15, 2002, three creditors of Lifeline Home Health Services, Inc. (“LHHS”) filed with the Court an involuntary petition under Chapter 7 of the United States Bankruptcy Code. LHHS requested the Court to convert the case to a Chapter 11 debtor-in-possession proceeding. The Court granted this request on December 2, 2002. On or about December 9, 2002 the senior lender to LHHS filed a motion with the Court seeking adequate protection payments of $7,622.50 per month. The Court approved the motion, and these payments commenced in January 2003. Other fees associated with the bankruptcy proceedings include legal fees to outside counsel to represent the two operating companies as well as the parent company. In addition, a creditors committee was established by the Court in the LHHS case, and counsel to the committee was appointed. LHHS was responsible for fees incurred by and approved by the Court.

On or about March 7, 2003, Lifeline Managed Home Care, Inc. (“LMHC”) filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. This action was necessitated by the actions of a creditor of LHHS that was claiming a security interest in the assets of LMHC. After hearing arguments by the creditor and LMHC, the Court ruled that the assets of LMHC were not subject to the security interest that the creditor held with respect to the LHHS assets.

Liquidity and Capital Resources

Operating losses from discontinued operations reported by the Company in previous years exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At March 31, 2003 the Company reported a negative working capital deficit of $27,633,052, and as discussed in Note 1 to the financial statements, required an infusion of new capital in order to meet its short-term obligations.

During the bankruptcy proceedings, the Company continued to operate its core health care businesses, but the negative connotations associated with a bankruptcy adversely affected the level of new patients that the operating companies were able to obtain. Given this impediment, it ultimately proved to be impossible for the Company to achieve profitability during the bankruptcy proceedings. Likewise, given the lack of capital available to the Company at that time, it was impossible to acquire or establish a new business base.

At March 31, 2003 the Company reported virtually no liquid assets with which to sustain its working capital requirements of continuing operations. The sole source of immediate cash for the Company was from the line of credit agreement it had established with Match, Inc. (“Match”). This line of credit facility is for an amount of up to $2 million. The outstanding balance on the line of credit at March 31, 2003 was $1,851,299. This loan agreement is a demand note, and it accrued interest at approximately 6% during the period covered by this report. Match elected not to advance additional funds during the time period covered by this report.

Total liabilities of the Company at March 31, 2003 were $28,875,407. All of the liabilities of the Company as of that date were classified as current liabilities as a result of acceleration provisions contained in various debt instruments that may have previously been classified as notes payable and included in long-term debt.

In light of its then current financial position, the bankruptcy proceedings, its inability to independently meet its short-term corporate obligations, its need to further capitalize continuing operations, and its dependency on new revenue growth, the Company’s viability as a going concern was uncertain as of March 31, 2003. No assurance could be given that management would be successful in its efforts to improve the Company’s financial position and operating performance.

ITEM 3: Controls and Procedures

The management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings.

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

The delay in the filing of this report was not caused by lack of adequate disclosure procedures or the inability to maintain adequate financial records. The delay was caused by the lack of financial resources necessary to obtain proper financial review of the report by an independent auditing firm and outside counsel. As of the date of this report, the Company’s financial status has improved to the point that independent review of the Company’s required filings can now be obtained.

Part II. Other Information

Item 1: Legal Proceedings

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

On or about October 15, 2002, three creditors of Lifeline Home Health Services, Inc. (“LHHS”) filed with the Court an involuntary petition under Chapter 7 of the United States Bankruptcy Code. LHHS requested the Court to convert the case to a Chapter 11 debtor-in-possession proceeding. The Court granted this request on December 2, 2002. On or about December 9, 2002 the senior lender to LHHS filed a motion with the Court seeking adequate protection payments of $7,622.50 per month. The Court approved the motion, and these payments commenced in January 2003. Other fees associated with the bankruptcy proceedings include legal fees to outside counsel to represent the two operating companies as well as the parent company. In addition, a creditors committee was established by the Court in the LHHS case, and counsel to the committee was appointed. LHHS is responsible for fees incurred by and approved by the Court.

On or about March 7, 2003, Lifeline Managed Home Care, Inc. (“LMHC”) filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. This action was necessitated by the actions of a creditor of LHHS that was claiming a security interest in the assets of LMHC. After hearing arguments by the creditor and LMHC, the Court ruled that the assets of LMHC were not subject to the security interest that the creditor held with respect to the LHHS assets.

Item 2: Changes In Securities

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: January 10, 2005	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer