Form 10QSB
period 2003-06-30
LIGHTING SCIENCE GROUP CORP
filed 2005-01-18
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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
____YES __X_ NO

As of January 14, 2005, there were 51,297,256 shares of Common Stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:                     ____YES __X__ NO

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended June 30, 2003

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Balance Sheet June 30, 2003
    Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
    Consolidated Statements of Cash Flows for six months ended June 30, 2003 and 2002
    Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1: Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JUNE 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,486
Accounts receivable	961,809
Inventory	15,541
Prepaid expenses and other current assets	16,059
Total current assets	1,064,895

PROPERTY AND EQUIPMENT, net	41,122

OTHER ASSETS
Security deposits	10,221

TOTAL ASSETS	$1,116,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,521,782
Accrued expenses and other current liabilities	1,595,924
Accrued interest payable to affiliate (Note 5)	644,398
Note payable – related party (Note 5)	1,851,299
Notes payable	10,538,696
Net liabilities of discontinued operations	6,990,000

TOTAL LIABILITIES	29,142,099

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized, 533,333 shares issued and outstanding (Note 6)	533
Common stock, $.001 par value, 500,000,000 shares authorized, 132,819,470 shares issued and outstanding	132,819
Additional paid-in capital	51,523,394
Accumulated deficit	(79,682,607)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(28,025,861)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,116,238

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
	2003		2002
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenue	$1,370,046	$2,805,499	$1,075,961	$2,154,831

Operating expenses, selling, and general and administrative	(1,471,620)	(2,976,090)	(2,322,497)	(3,882,355)

Operating loss	(101,574)	(170,591)	(1,246,536)	(1,727,524)

Interest expense	(291,235)	(579,303)	(328,073)	(568,366)

Net loss	$(392,809)	$(749,894)	$(1,574,609)	$(2,295,890)

Basic net loss per weighted average common share	$(0.047)	$(0.090)	$(0.233)	$(0.382)

Weighted average number of common shares outstanding	8,301,217	8,301,217	6,763,481	6,014,779

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
OPERATING ACTIVITIES
Net loss	$(749,894)	$(2,295,891)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Expenses paid by issuance of common stock		1,105,097
Other		(366)
Depreciation and amortization	6,112	34,178
Changes in:
Accounts receivable	227,645	40,250
Prepaids and other current assets	2,752	321,989
Inventory	7,954	26,308
Accounts payable	53,956	(235,519)
Accrued expenses and other liabilities	706,790	613,398
Security deposits	(3,189)	(2,115)
Unearned revenue		(78,948)
Net cash provided by operating activities	252,126	(471,619)

INVESTING ACTIVITIES
Acquisition of subsidiaries		(10,000,000)
Purchase of property and equipment	(18,882)	(12,264)
Net cash used by investing activities	(18,882)	(10,012,264)

FINANCING ACTIVITIES
Notes payable	(113,459)	10,548,909
Net cash provided by (used by) financing activities	(113,459)	10,548,909

Net increase in cash	119,785	65,026
Cash at beginning of period	(48,299)	622
Cash at end of period	$71,486	$65,648

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On December 23, 2004, The Phoenix Group Corporation published a press release announcing its decision to change its name to Lighting Science Group Corporation (the “Company” or “Lighting Science”) by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science with and into The Phoenix Group Corporation and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005. However, as of the date of this report, the common stock of the Company continues to trade under the name “The Phoenix Group Corporation,” and the ticker symbol continues to be “PXGC.” The Company has applied with NASDAQ for a change of name and a change to its ticker symbol. The Company expects this change to be made within the first quarter of 2005. A press release will be issued by the Company announcing the effective date of the change with respect to the trading of its common stock.

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

NOTE 2: GOING CONCERN

For the six months ended June 30, 2003, the Company reported a net loss from continuing operations of approximately $750,000. Of this amount, $139,000 (including interest expense of $52,000) of the loss is attributable to the operations of the health care subsidiaries, while $611,000 is attributable to the operations of the parent company. Of the parent company loss, $527,000 is attributable to interest expense, and $84,000 is attributable to rent expense. Operating losses from discontinued operations reported by the Company in previous years exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At June 30, 2003, the Company reported a working capital deficit of $28.0 million. At June 30, 2003, the Company required an infusion of new capital, a newly established business base and a related level of profitability to meet its short-term obligations.

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

In light of the Company’s then current financial position, the ongoing expenses associated with three bankruptcy cases, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations, and its dependency on revenue growth to support continuing operations, the Company’s viability as a going concern was uncertain as of June 30, 2003. At that time no assurance could be given that management’s efforts to redirect and recapitalize the Company would be successful.

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

As described in further detail in Note 8, on June 1, 2004 the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owned certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. Following the date of acquisition, the Company raised capital through a private placement and provided Lighting Science with resources to develop and manufacture prototype light bulbs. Staff has been added to support the development process. As of the date of this report, the Company continues with its plans to develop and sell products based upon the technology acquired in the acquisition of Lighting Science.

Management of the Company believes that its current and projected operating capital position is sufficient to sustain its operations for the next twelve months ending December 31, 2005. See Note 8.

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

NOTE 4: INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $19,300,000 at June 30, 2003 and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities.

The net operating loss carry-forwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018 and are subject to annual limitations.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

As of June 30, 2003, Notes Payable - Related Parties totaled $1,851,299. This amount is payable to Match, Inc., (“Match”) which is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer. The note consists of a line of credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.25% at June 30, 2003) and interest on unpaid interest at prime rate plus 2%, is due on demand, and is unsecured. As of the ending date of the period covered by this report (June 30, 2003), no interest payments had been made. The accrued interest of $644,398 reflected on the accompanying consolidated balance sheet is owed to Match.

On October 20, 2004, the Company made a payment of $30,000 to Match in partial payment of the outstanding balance of accrued but unpaid interest on the note. On November 17, 2004, the Company reduced by $500,000 the amount that it owed to Match with respect to accrued but unpaid interest on the note. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (“the Trust”) the owner of Match, Inc. Mr. Lusk is the chairman of the Company and the settlor of the Trust. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the private placement transaction discussed in Note 8.

NOTE 6: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock, including voting rights, cumulative dividends at $0.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At June 30, 2003, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 1,947,565 shares of common stock. At June 30, 2003, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,400,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals $3,400,000 at June 30, 2003. This issue of preferred stock is owned by Match.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leased office space

During the periods covered by this report, the Company leased office space in Richardson, Texas for its headquarters operation and for one of its three locations for its home health care operations. The two home health care subsidiaries were leasing additional office space in Ft. Worth, Texas and in Eastland, Texas. During the quarter ended June 30, 2003, the Company accrued rental expense on the portion of the premises in Richardson, Texas occupied by the parent company. Prior to the commencement of bankruptcy proceedings by the parent, common stock of the Company had been issued to the landlord in lieu of rent. It was contemplated that stock of the Company would be issued in payment for the rental expense accrued during the period that the Company was in bankruptcy. During the quarter, the Company was advised by counsel not to issue stock of the Company until the completion of the bankruptcy proceedings. Common stock of the Company was subsequently issued in September 2003 to the landlord in payment of the rental expense accrued during the periods covered by this report.

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

Executive Compensation

As of June 30, 2003, the Company was obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts generally range from between one and three years, and provided for annual salaries ranging from between $100,000 and $250,000. In addition, these employment contracts provided for the payment of all or a portion of the executives’ base salary compensation in the form of common stock of the Company. The total annual compensation for the Company’s executive officers was approximately $800,000 during the periods covered by the report. No deferred compensation was owed to officers as of June 30, 2003.

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

Management of the Company believes that its current and projected capital position is sufficient to sustain its operations for the next twelve months. Based upon its current cash on hand generated from a private placement, its anticipated product releases, and its discussions with investment bankers, management does not anticipate a problem in funding its planned research and development program, its sales and marketing efforts, or other programs scheduled for implementation later in the year. Near-term launches of consumer-oriented products are anticipated to generate revenue by the end of the first quarter or early second quarter of this year. In addition, the company contemplates the possibility of raising additional equity through the efforts of its retained investment advisors should the need arise. Preliminary discussions have been held with potential investors with indications of interest should the Company decide to proceed with an additional capital infusion.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

[Preliminary Note: The reporting period of this Form 10-QSB for Lighting Science Corporation is for the three-month period ended June 30, 2003. The reason that this report is only now being filed is that the Company was involved in bankruptcy proceedings during the referenced time period. During that period, sufficient funds were not available to retain independent accountants to review the filings of the Company. The cash position of the Company has improved to the point that the company has retained knowledgeable professionals to assist the Company with its regulatory obligations. The Company is current with all of its Form 10-QSB and Form 10-KSB filings since the company emerged from bankruptcy on September 26, 2003 under the rules of “fresh-start” accounting.]

For the six months ended June 30, 2003, the Company incurred a net loss from continuing operations of approximately $750,000. Of this amount, $139,000 (including interest expense of $52,000) of the loss is attributable to the operations of the health care subsidiaries, while $611,000 is attributable to the operations of the parent company. The remaining $611,000 loss is attributable to the parent company, and it is composed of $527,000 of interest expense and $84,000 of rent expense.

Liquidity and Capital Resources

Operating losses from discontinued operations reported by the Company in previous years exhausted the Company's capital resources and had a material adverse effect on short-term liquidity and the Company's ability to satisfy its residual corporate obligations. At June 30, 2003 the Company reported a negative working capital deficit of $28.0 million, and required an infusion of new capital in order to meet its short-term obligations.

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

At June 30, 2003 the Company reported virtually no liquid assets with which to sustain its working capital requirements of continuing operations. Total liabilities of the Company at June 30, 2003 were $29,142,099. All of the liabilities of the Company as of that date were classified as current liabilities as a result of acceleration provisions contained in various debt instruments that may have previously been classified as notes payable and included in long-term debt.

In light of the its then current financial position, the bankruptcy proceedings, its inability to independently meet its short-term corporate obligations, its need to further capitalize continuing operations, and its dependency on new revenue growth, the Company’s viability as a going concern was uncertain as of June 30, 2003. No assurance could have been given at that time that management would be successful in its efforts to improve the Company’s financial position and operating performance.

During the third quarter of 2003, the three bankruptcy proceedings described in Note 1 and their attendant expenses finally exhausted the Company’s capital resources. The Company closed its home health care operations during September 2003. As a result of having no operations at the subsidiary level or within the parent itself as of the foregoing date, the Company essentially reentered the development stage. Management of the Company began devoting most of its efforts to evaluating potential acquisitions of operating businesses.

As described in further detail in Note 8 to the financial statements, on June 1, 2004 the Company acquired 100% of the outstanding common stock of Lighting Science, Inc. (“Lighting Science”), a Las Vegas, Nevada-based corporation, which owned certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. Following the date of acquisition, the Company raised capital and provided Lighting Science with resources to develop and manufacture prototype light bulbs. Staff has been added to support the development process. As of the date of this report, the Company continues with its plans to develop and sell products based upon the technology acquired in the acquisition of Lighting Science.

Management of the Company believes that its current and projected capital position is sufficient to sustain its operations for the next twelve months. Based upon its current cash on hand generated from a private placement, its anticipated product releases, and its discussions with investment bankers, management does not anticipate a problem in funding its planned research and development program, its sales and marketing efforts, or other programs scheduled for implementation later in the year. Near-term launches of consumer-oriented products are anticipated to generate revenue by the end of the first quarter or early second quarter of this year. In addition, the company contemplates the possibility of raising additional equity through the efforts of its retained investment advisors should the need arise. Preliminary discussions have been held with potential investors with indications of interest should the Company decide to proceed with an additional capital infusion.

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

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K
Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated January 14, 2005, by Ronald E. Lusk, President and Chief Executive Officer

31.2*	Rule 13a-14 Certification dated January 14, 2005, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 6, 2005, by Ronald E. Lusk, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 6, 2005, by J. Michael Poss, Chief Financial Officer.
(b) Reports on Form 8-K

On April 1, 2003, the Phoenix Group Corporation filed a Current Report on Form 8-K to report that it had filed a plan of reorganization and disclosure with the United States Bankruptcy Court for the Northern District of Texas Ft. Worth Division on March 24, 2003.

On April 24, 2003, the Phoenix Group Corporation filed a Current Report on Form 8-K to report that its independent auditor, King, Griffin & Adamson, PC had resigned and that the firm of Smith, Bovard, Jackson, Boyer & Bovard, P.L.L.C. had agreed to become the independent auditors for the Regsistrant.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: January 14, 2005	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer