Form 10QSB
period 2003-09-30
LIGHTING SCIENCE GROUP CORP
filed 2005-01-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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
____YES __X_ NO

As of January 18, 2005, there were 51,297,256 shares of Common Stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:                      ____YES __X__ NO

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended September 30, 2003

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet  September 25, 2003
Consolidated Statements of Operations
for the period beginning July 1, 2003 and ended September 25, 2003 for the period beginning January 1, 2003 and ended September 25, 2003 for the three months ended September 30, 2002
for the nine months ended September 30, 2002
Consolidated Statements of Cash Flows
for period beginning January 1, 2003 and ended September 25, 2003 for the nine months ended September 30, 2002
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

  LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 25, 2003

ASSETS
CURRENT ASSETS
Cash	$278

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets	2,793,224

TOTAL ASSETS	$2,793,502

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued interest payable, Match, Inc.	$674,703
Note payable, Match, Inc.	1,851,299
Total current liabilities	2,526,002

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized, 533,333 shares issued and outstanding (Note 6)	533
Common stock, $.001 par value, 500,000,000 shares authorized, 266,967,134 shares issued and outstanding	266,967

TOTAL STOCKHOLDERS' EQUITY	267,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,793,502

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS BEGINNING JULY 1, 2003 AND JANUARY 1, 2003 AND ENDED SEPTEMBER 25, 2003*
AND FOR THE THREE AND NINE MONTHS ENDED SEPTMBER 30, 2002

	2003		2002
	Three Months Ended Sep. 25, 2003	Nine Months Ended Sep. 25, 2003	Three Months Ended Sep. 30, 2002	Nine Months Ended Sep. 30, 2002
Revenue	$719,232	$3,524,732	$1,309,507	$3,464,338

Operating expenses, selling and general & administrative	(997,285)	(3,973,376)	(2,029,503)	(5,911,858)

Operating loss	(278,053)	(448,644)	(719,996)	(2,447,520)

Interest expense	(263,310)	(842,613)	(335,125)	(903,492)

Net loss	$(541,363)	$(1,291,257)	$(1,055,121)	$(3,351,012)

Basic net loss per weighted average common share	(0.064)	(0.155)	(0.128)	(0.495)

Weighted average number of common shares outstanding	8,408,246	8,335,961	8,272,005	6,775,456
The accompanying notes are an integral part of the consolidated financial statements.

* As explained in Note 8, the Company adopted Fresh Start accounting effective September 26, 2003. As a result, the financial statements for the third quarter cover the period beginning July 1, 2003 and ended September 25, 2003. For comparative purposes, the statements reflect the activity for the full period (both three months and nine months) for the year 2002.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD BEGINNING JANUARY 1, 2003 AND ENDED SEPTEMBER 25, 2003*
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	September 25, 2003	September 30, 2002
OPERATING ACTIVITIES
Net loss	$(1,291,257)	$(3,351,012)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Expenses paid by issuance of common stock		1,155,097
Recognition of prior period expense		(34,188)
Reclassification of prior period activity to current period expense		19,634
Adjustments to Goodwill		14,188
Depreciation and amortization	8,335	37,547
Changes in:
Accounts receivable	454,912	(320,731)
Prepaids and other current assets	(3,393)	247,017
Inventory	6,693	23,830
Accounts payable	132,578	66,381
Organization costs		(161)
Intangible assets		454,866
Accrued expenses and other liabilities	1,015,810	1,215,901
Security deposits	(3,159)	(2,115)
Unearned revenue		(78,948)
Net cash provided by (used by) operating activities	320,519	(552,694)

INVESTING ACTIVITIES
Acquisition of subsidiaries **		(10,000,000)
Cash on hand in subsidiaries at foreclosure	(130,171)
Purchase of property and equipment	(19,433)	(22,134)
Net cash used by investing activities	(149,604)	(10,022,134)

FINANCING ACTIVITIES
Notes payable	(122,338)	10,599,856
Net cash provided by (used by) financing activities	(122,338)	10,599,856

Net increase in cash	48,577	25,028
Cash at beginning of period	(48,299)	622
Cash at end of period	$278	$25,650

The accompanying notes are an integral part of the consolidated financial statements.

* As explained In Note 8, the Company adopted Fresh Start accounting effective September 26, 2003. As a result, the Consolidated Statement of Cash Flows for this report covers the period beginning January 1, 2003 and ended September 26, 2003. For comparative purposes, the Consolidateed Statement of Cash Flows for the nine months ended September 30, 2002 is shown above.

** During the second quarter of 2002, the Company acquired two subsidiaries using a combination of notes and common stock. The notes were given by the Companay as a portion of the consideration in each acquistion. No cash was conveyed with respect to the acquisitions.

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

NOTE 2: GOING CONCERN

For the approximate nine-month period ended September 25, 2003, the Company reported a net loss from continuing operations of $1,291,000. Of this amount, $375,000 (including interest expense of $73,000) of the loss is attributable to the operations of the health care subsidiaries, while $916,000 of the loss is attributable to the operations of the parent company. Of the parent company loss, $772,000 is attributable to interest expense, and $144,000 is attributable to rent expense.

During the bankruptcy proceedings discussed in Note 1, the Company continued to operate its core health care businesses, but the negative connotations associated with a bankruptcy were adversely affecting the level of new patients that the operating companies were able to obtain. Given this impediment, it began to appear unlikely that the Company would be able to achieve profitability during the bankruptcy proceedings. Likewise, given the lack of capital available to the Company at that time, it was proving to be impossible to acquire or establish a new business base.

On or about September 15, 2003, the Company had a working capital deficit of $28.6 million. In light of the Company’s then current financial position, the ongoing expenses associated with three bankruptcy cases, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations, and its dependency on revenue growth to support continuing operations, the Company closed its home health care operations during September 2003. As a result of having no operations at the subsidiary level or within the parent itself, as of the foregoing date, the Company essentially reentered the development stage. Management of the Company began devoting most of its efforts to evaluating potential acquisitions of operating businesses.

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

NOTE 4: INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $19,400,000 at September 25, 2003 and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities.

The net operating loss carry-forwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018 and are subject to annual limitations.

NOTE 5: NOTES PAYABLE - RELATED PARTIES

As of September 25, 2003, Notes Payable - Related Parties totaled $1,851,299. This amount is payable to Match, Inc., (“Match”) which is owned by a revocable trust that is itself controlled by the Company’s chairman and chief executive officer. The note consists of a line of credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.25% at September 25, 2003) and interest on unpaid interest at prime rate plus 2%, is due on demand, and is unsecured. As of the ending date of the period covered by this report, no interest payments had been made. The accrued interest of $674,703 reflected on the accompanying consolidated balance sheet is owed to Match.

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

NOTE 6: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock, including voting rights, cumulative dividends at $0.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At September 25, 2003, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 1,947,565 shares of common stock. At September 25, 2003, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,438,137. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals $3,438,137 at September 25, 2003. This issue of preferred stock is owned by Match.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leased office space

During the periods covered by this report, the Company leased office space in Richardson, Texas for its headquarters operation and for one of its three locations for its home health care operations. The two home health care subsidiaries were leasing additional office space in Ft. Worth, Texas and in Eastland, Texas. During the quarter ended September 30, 2003, the Company accrued rental expense on the portion of the premises in Richardson, Texas occupied by the parent company. Prior to the commencement of bankruptcy proceedings by the parent, common stock of the Company had been issued to the landlord in lieu of rent. It was contemplated that stock of the Company would be issued in payment for the rental expense accrued during the period that the Company was in bankruptcy. During the quarter, the Company was advised by counsel not to issue stock of the Company until the completion of the bankruptcy proceedings. Common stock of the Company was subsequently issued in September 2003 to the landlord in payment of the rental expense accrued during the periods covered by this report.

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

Executive Compensation

As of September 25, 2003, the Company was obligated under the terms of employment contracts for four of its executive officers. The terms of the contracts generally range from between one and three years, and provided for annual salaries ranging from between $100,000 and $250,000. In addition, these employment contracts provided for the payment of all or a portion of the executives’ base salary compensation in the form of common stock of the Company. The total annual compensation for the Company’s executive officers was approximately $800,000 during the periods covered by the report. No deferred compensation was owed to officers as of September 25, 2003.

NOTE 8: SUBSEQUENT EVENTS

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization for the parent company only (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received a total of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the deficiency in the restructured entity - qualifies the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

[Preliminary Note: The reporting period of this Form 10-QSB for Lighting Science Corporation is for the three-month period ended September 30, 2003 (not September 30, 2004). The reason that this report is only now being filed is that the Company was involved in bankruptcy proceedings during the referenced time period. During that period, sufficient funds were not available to retain independent accountants to review the filings of the Company. The cash position of the Company has improved to the point that the company has retained knowledgeable professionals to assist the Company with its regulatory obligations. The Company is current with all of its Form 10-QSB and Form 10-KSB filings since the company emerged from bankruptcy on September 26, 2003 under the rules of “fresh-start” accounting.]

For the approximate nine-month period beginning January 1, 2003 and ended September 25, 2003, the Company reported a net loss from continuing operations of $1,291,000. Of this amount, $375,000 (including interest expense of $73,000) of the loss is attributable to the operations of the health care subsidiaries, while $916,000 of the loss is attributable to the operations of the parent company. Of the parent company loss, $772,000 is attributable to interest expense, and $144,000 is attributable to rent expense.

Liquidity and Capital Resources

During the bankruptcy proceedings discussed in Note 1 to the financial statements, the Company continued to operate its core health care businesses, but the negative connotations associated with a bankruptcy were adversely affecting the level of new patients that the operating companies were able to obtain. Given this impediment, it began to appear unlikely that the Company would be able to achieve profitability during the bankruptcy proceedings. Likewise, given the lack of capital available to the Company at that time, it was proving to be impossible to acquire or establish a new business base.

On or about September 15, 2003, the Company had a working capital deficit of $28.6 million. In light of the Company’s then current financial position, the ongoing expenses associated with three bankruptcy cases, its inability to independently meet its short-term corporate obligations, its need to further capitalize existing operations, and its dependency on revenue growth to support continuing operations, the Company closed its home health care operations during September 2003. As a result of having no operations at the subsidiary level or within the parent itself, as of September 15, 2003, the Company essentially reentered the development stage. Management of the Company began devoting most of its efforts to evaluating potential acquisitions of operating businesses.

At approximately the same time that the Company closed its operating subsidiaries, the bankruptcy court confirmed the parent company’s plan of reorganization. The effective date of the plan was September 26, 2003 at which time the company issued or was deemed to have issued 134,147,664 shares of common stock (an amount which comprised 51% of the of the then outstanding shares of the Company) to the creditors of The Phoenix Group Corporation (the predecessor to Lighting Science Group Corporation) in satisfaction of the terms of the plan of reorganization and to qualify for “fresh-start” accounting.

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

Part II. Other Information

Item 1: Legal Proceedings

Bankruptcy Proceedings of The Phoenix Group Corporation (predecessor to Lighting Science Group Corporation, and hereinafter “Phoenix” for purposes of this Part II).

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

On March 24, 2003, the Company filed with the Court a plan of reorganization. During September 2003, the creditors of the Company approved the plan. The order confirming the plan was entered by the Court on September 16, 2003 with an effective date of September 26, 2003. The material features of the plan were as follows: The plan provided for the payment of administrative claims and the issuance of an additional 134,147,664 shares on a pre-reverse-split basis or 8,384,229 shares on a post-reverse split basis (one-for-sixteen) to creditors holding approved claims.

Bankruptcy Proceedings of Lifeline Home Health Services, Inc.

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

Bankruptcy Proceedings of Lifeline Managed Home Care, Inc.

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
Concurrent with the closing of the operations of LHHS, LHMC was also forced to cease its operations because the two companies shared office space, employees, and other resources. On or about September 15, 2003, Match, Inc. exercised its perfected security interest in all the shares of Lifeline Management Group, Inc., which was, prior to such exercise, a wholly owned subsidiary of Phoenix. Lifeline Management’s sole business was comprised of the two operating companies, LHHS and LMHC. Match, Inc. is owned by The Ronald E. Lusk Revocable Family Trust. Ron, Lusk, chairman and director of Phoenix disclaimed any beneficial interest therein. Mr. Lusk abstained from voting on the resolution by Phoenix to not contest the exercise of the security interest by Match, Inc.

Item 2: Changes In Securities

During the quarter ended September 30, 2003, the Company issued or was deemed to have issued a total of 134,147,664 shares on a pre-reverse-split basis or 8,384,229 shares on a post-reverse split basis (one-for-sixteen) to creditors holding approved claims in connection with the confirmation by the Court of the Plan of Reorganization.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

(1) During the quarter, the Company submitted to its creditors the Proposed Plan of Reorganization along with a ballot to vote for or against the proposed plan. The plan was approved by the required margins in terms of both the number of holders and the amount of debt represented by the class of allowed claims.

(2) A Special Meeting of Shareholders of The Phoenix Group Corporation was held on September 22, 2003. At that meeting, the two proposals set out below were submitted to a vote of the Company’s stockholders.

(1)
Proposal 1 (Election of Directors) — A proposal for the election of the persons who would serve as directors of The Phoenix Group Corporation for a two-year period. Seven nominees were proposed: Ronald E. Lusk, Robert L. Woodson, J. Michael Poss, Donald R. Harkleroad, Daryl N. Snadon, Robert E. Bachman, and Frank “Duke” Yetter.

(2)
Proposal 2 (Increase of Authorized Number of Shares) — A proposal to amend the Company’s certificate of incorporation to increase the number of shares authorized to 500,000,000 shares from 250,000,000 shares. Such increase was necessary to accommodate the number of shares proposed to be issued

At the close of business on the record date for the meeting (which was September 2, 2003), there were 132,842,865 shares of the Company’s common stock issued and outstanding and entitled to be voted (the “Common Stock”) and 533,333 shares of the Company’s Series A Senior Convertible Preferred Stock issued and outstanding and entitled to be voted (“the Preferred Stock”) at the meeting.

Each nominee for director included in Proposal 1 received more than the number of favorable votes required for approval and was therefore duly and validly approved by the shareholders.

Proposal 2 received more than the number of favorable votes required for approval and was therefore duly and validly approved by the shareholders.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated January 18, 2005, by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated January 18, 2005, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated January 18, 2005, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated January 18, 2005, by J. Michael Poss, Chief Financial Officer.

(b)	Reports on Form 8-K

On July 30, 2003, Phoenix filed a Current Report on Form 8-K to submit therewith certain periodic financial statements previously filed with the United States Trustee’s office in connection with the three bankruptcy cases in which the Company and its subsidiaries were involved during the third quarter of 2003. Each of the bankruptcy cases was resolved during the third quarter of 2003 as detailed in Item II, Part I, above.

On September 18, 2003, Phoenix filed a Current Report on Form 8-K to report that the independent director of the company had determined not to contest the exercise by Match, Inc. of its perfected security interest in all of the shares of Lifeline Management Group, Inc.

On September 30, 2003, Phoenix filed a Current Report on Form 8-K to report a change in control and the conclusion of the Phoenix bankruptcy case. The change in control resulted from the approval of the Plan of Reorganization by the creditors wherein approved creditors of Phoenix received 51% of the Company’s post-confirmation authorized and issued shares. The report also disclosed the material features of the Plan.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: January 18, 2005	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer