Form 10KSB
period 2004-12-31
LIGHTING SCIENCE GROUP CORP
filed 2005-02-09
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 0-20354

LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Ave., Suite 1555 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

214-382-3630
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X   YES     ___ NO

As of January 31, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $92.3 million based upon the closing price of $1.80 on January 31, 2005. As of January 31, 2005, there were 51,297,256 shares of common stock issued and outstanding and 533,333 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

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

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS
General Overview
Business Overview
Corporate Developments / Significant Transactions
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES+

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CONSOLIDATED FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    CONSOLIDATED BALANCE SHEET
    CONSOLIDATED STATEMENTS OF OPERATIONS
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Business Background

On December 23, 2004, The Phoenix Group Corporation announced its decision to change its name to Lighting Science Group Corporation (the “Company” or “Lighting Science”) by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science with and into The Phoenix Group Corporation and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005.

Lighting Science is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the period or for portions of the period were Lighting Science, Inc. and Americare Management, Inc. Americare Management, Inc. had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”). The Court granted the requested status.

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

On June 1, 2004 the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Las Vegas, Nevada-based corporation that owned certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. Following the date of acquisition, the Company raised capital through a private placement and provided Lighting Science, Inc. with resources to develop and manufacture prototype light bulbs. Staff has been added to support the development process.

As of the date of this report, the Company continues with its plans to develop and sell products based upon the technology acquired in the acquisition of Lighting Science.

Business Overview

Information contained in this report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, the Company’s strategies and operations involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the lighting industry and numerous other factors discussed in this report and in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

Market Overview

The global lighting market has annual sales exceeding $40 billion, with the U.S. market alone contributing $12 billion to $15 billion annually.1 More importantly, the lighting market consumes over 20% of the world’s energy on an annual basis.2 This is the target market that management believes will ultimately evolve to solid state lighting.

With its acquisition of Lighting Science, Inc. on June 1, 2004, the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

As a result of these recent innovations, many designers have begun to focus their attention on LEDs as a new source of product for traditional lighting needs. LED bulbs are now available in a variety of light bases and sizes, most of which are suitable only for specialty lighting. LED bulbs are rugged, durable, and visible in daylight. Their life span, which far exceeds that of incandescent bulbs, is an advantage for high volume users of light bulbs who are faced with high energy consumption and recurring maintenance obligations. These maintenance obligations can have legal ramifications as well as aesthetic implications.

Industry studies have predicted that LED-based lighting will replace over 40% of incandescent lighting applications by 2025.3 It is estimated that by the same year solid state lighting could reduce the global amount of electricity used for lighting by 50%.4 The Company believes that no other use of electricity can offer such a large energy-savings potential.

Through market analysis and research, management has identified 11 benefits of LED lighting compared to incandescent and fluorescent lighting.

1.	Lowest total cost of ownership of all bulbs
- Bulbs + electricity:
-- >85% lower energy cost than incandescent bulbs,
-- >50% lower energy cost than fluorescent bulbs,
- Also save on labor, air conditioning costs, and insurance;

2.	Greatly extended life up to 50,000 hours
- 25-50 times longer than incandescent bulbs,
- 4-16 times longer than fluorescent bulbs;

3.	Very low energy consumption
- Approximately 8-10 times more energy efficient than incandescent bulbs,
- Approximately 2 to 4 times more energy efficient than fluorescent bulbs;

4.	Better quality light output
- Minimum ultraviolet (UV) and infrared (IR) radiation;

5.	“On” is on
- LED bulbs instantly reach 100% of their light output, unlike fluorescent bulbs that take up to eight second to reach their full light output;

6.	Dimmable
- LED bulbs can be made to work with dimmer switches, unlike most fluorescent bulbs;

7.	Intrinsically safe
- Very limited heat generation and cool to the touch,
- Very hot halogen and incandescent bulbs start a large number of fires each year;

8.	Smaller, more flexible light fixtures
- Useful for lighting tight spaces, such as cabinets and closets;

9.	Durable
- Vibration and shock resistant because there are no filaments to break;

10.	Easy disposal
- No hazardous materials, unlike fluorescent bulbs which have recycling rules;

11.	Cleaner for the environment. One 100-watt bulb over 50,000 hours will:
- Reduce carbon dioxide emissions by 5,000 pounds,
- Reduce sulphur dioxide emissions by 20 pounds,
- Reduce nitrous oxide emissions by 15 pounds.

Increased investment by the manufacturers of LEDs over the past decade has resulted in performance enhancements and cost reductions that have exceeded expectations. Since their introduction, LED prices have fallen while performance has grown. This pattern caused retired Agilent scientist Roland Haitz to measure the change and to develop “Haitz’s Law” (similar to Moore’s Law in the computer chip industry) which holds that each decade since the first LED appeared in 1962, prices have fallen by a factor of 10 while performance has grown by a factor of 20.5

While manufacturers of LEDs have made great strides, the enabling technologies such as power conversion and thermal management have not kept pace. These technologies in the LED industry can be equated to software applications in the computer chip industry. But while software development takes advantage of each hardware enhancement, the technologies necessary to derive the greatest performance from LEDs have lagged. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

Competitive Advantages

Through the development of its Optimized Digital Lighting™ (“ODL”) technology, the Company believes that it has begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With its enabling technologies, the Company believes that it has positioned itself at the forefront of the emerging solid state lighting industry and established a competitive advantage for the reasons outlined below.

•	Digital lighting expertise is the Company’s core competency. The Company has and will continue to generate important intellectual properties:

-	Patent pending digital lighting engineering design
-	Patent pending bulb design appearance
-	Patent pending manufacturing process

•	The Company’s ODL products costs up to 80% less than other LED bulbs while producing up to 30% greater light with comparable or lower energy consumption.

•	Compared with 65-watt incandescent bulbs, ODL bulbs reduce energy use by up to 85%, with a useful life up to 50 times longer (50,000 hours).

•	Several factors contribute to the benefits produced by the Company’s ODL technology:

-	The patent pending manufacturing processes reduce production costs to allow retail pricing that is both affordable and provides a fast payback through reduced energy consumption in most applications.

-	ODL bulbs have added functionality - they are dimmable and reach their full operating level instantly unlike most fluorescent bulbs.

-	Development of additional ODL products is ongoing. The product development team is bolstered by a scientific advisory board with expertise in many disciplines of the lighting industry.

Strategy

Lighting Science is positioned to introduce its ODL products through traditional commercial and retail distribution channels and on a direct basis through its sales force, as well as through shared savings plans with larger commercial and municipal customers.

The Company has developed the Shared Savings ProgramSM. This program allows customers to partner with the Company to deploy its ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by the Company’s LED products. The Company’s lighting products pay for themselves in energy savings, which are shared between the Company and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by the Company in product and labor to install the lights in a city or a municipality. The Company believes that it will be able to secure the financing for such installations through traditional commercial lending institutions.

Lighting Science will also focus on the wholesale and retail distribution of the Company’s ODL technology and its general illumination products. These products include existing and planned product lines of floodlights, spotlights, and additional general illumination products that are under development. The Company is exploring opportunities to sell its ODL products through traditional mass market retailers as well as domestic and international lighting distributors.

The Company plans to pursue the following near-term markets in 2005:

•
Flashlights - The Company has developed a flashlight which provides a high candlepower output across a broader beam angle than is typical of existing LED based flashlights and can be made available at a lower price point due to the manufacturing efficiencies created by the Company's proprietary design. The flashlight is currently under evaluation by a big-box retailer.

•
Cabinet Lighting - The Company has a developed a small lamp, called the Puck Light which has been purchased by a major Las Vegas hotel to replace existing halogen incandescent lamps. Aside from energy savings and much longer life, the Puck Light is safer for usage inside furniture because it operates at a much lower temperature. The Puck Light is currently under evaluation by a furniture manufacturer for possible inclusion in some of its products.

•
Floodlights - The Company has developed a second generation floodlight prototype that equals or exceeds existing BR30 65-watt floodlights sold by incumbent lighting manufacturers in terms of the amount of illumination (foot candles) measured at the surface to be illuminated across a beam angle of 50º. The Company plans initial shipments of the floodlight in “Daylight White” in the second quarter of 2005. The Company intends to market this light through big-box retailers, lighting distributors, under shared savings programs and on a direct basis in certain industries. The Company intends to prototype a “Warm White” version of the floodlight in the third quarter of 2005, and plans to sell it via the same channels as the Daylight White version of the bulb in addition to marketing it directly to the hospitality industry.

•
Outdoor Lighting - The Company is currently prototyping a shoebox and cobra head form factor street light which it believes will be competitive with 150 watt - 250 watt conventional street lights on poles 30 feet or less in height. Other forms, such as cobra head, in higher wattage equivalents (e.g. 400 watts) are planned. The Company expects to make streetlights available under its Shared Savings Program either directly or via Energy Service Company (ESCO) partners.

In order to minimize its investment in plant and equipment and enable Lighting Science to focus on research and development, the Company entered into an agreement with an LED manufacturer in China to fabricate the Company’s ODL products. The products are assembled in a 20,000 square meter manufacturing facility and then transported to various points of distribution. While Lighting Science is focused on the near-term opportunities discussed above, management believes that the Company’s ODL technology has a number of other applications including health-care related utilizations and consumer electronics, among others.

The Company currently has four sources of supply for LEDs used in the assembly of if its lighting products. The Company buys LEDs from two domestic manufacturers and two foreign manufacturers. All suppliers have adequate capacity to provide sufficient quantities of LEDs to meet the Company’s forecasted needs. The Company’s lighting products incorporate a proprietary power supply chip. These chips are fabricated by two domestic manufacturers, each of which has adequate capacity to produce estimated quantities of chips to meet the Company’s forecasted needs. One domestic supplier and one foreign supplier provide microelectronic components for the various lighting products. The Company has no sole source supply for any of the components required for the manufacture of its lighting products.

The Company’s budget for research and development for calendar year 2005 is expected to be $1.2 million.

The Company expects to increase its personnel base during 2005.
_____________________

1.	Projected estimates in 2002 by United States Department of Energy
2.	Estimate from article published by Sandia National Labs
3.	“LED Lighting Technologies and Potential for Near Term Market Applications” by Ecos Consulting 2003
4.	“The Promise of Solid State Lighting for General Illumination” 2002 Optoelectronics Industry Development Association , Co-sponsored by Department of Energy
5.	“LEDs are seeing the light more and more”, January 5, 2005, MENAFN.com

Corporate Developments / Significant Transactions

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Las Vegas, Nevada-based corporation, which owned certain intellectual property related to the design and development of an ODL (optimized digital lighting) light bulb. The Company’s consolidated financial statements include the results of operations of Lighting Science, Inc. since June 1, 2004.

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

The estimated fair values, as determined by an independent valuation firm, of assets acquired and liabilities assumed at June 1, 2004 are set out in the schedule below:

Cash	$10,000
Intellectual property	1,204,000
Property rights agreement	1,063,000
Goodwill	154,097
Total assets acquired		$2,431,097
Note payable assumed		(200,000)
Net assets acquired		$2,231,097

Lighting Science, Inc. was formed on or about May 31, 2004 for the purpose of acquiring intellectual property from Phibian S Trust. There were no predecessor operations with respect to this entity.

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent Office (“USPTO”) and were acquired by Lighting Science. Provisional patents are equivalent to a filing date placeholder in the USPTO. They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent. Subsequent to its acquisition by the Company, Lighting Science has filed four utility patent applications based on the initial four provisional patents within the one-year period. In addition, a fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology. It is further anticipated that two design patents will be filed on the appearance of the light bulb. In addition, other appropriate intellectual property protection, such as copyright, trademark and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that attempts to protect and enhances the ODL technology ideas, concepts, methods and processes.

Retention of Financial Consulting Firm

The Company has retained the services of a financial consulting firm located in Dallas, Texas to assist with the strategic review of the Company’s capital structure and to formulate proposed plans and actions for consideration by the board of directors of the Company. The Company paid the consulting firm $150,000 during the fourth quarter of 2004. This amount will be amortized over the twelve-month period the services are estimated to be provided commencing January 1, 2005. The agreement also provides for monthly payments of $10,000 during the one-year term of the agreement.

Sources of Revenue

Sales of product commenced during the fourth quarter of 2004 via the Company’s web site. Sales were nominal during the fourth quarter as the result of product modifications made after the initial introduction of the product.

Human Resources

As of January 31, 2005, the Company employs 17 individuals representing its executive management, administrative staff, design and manufacturing staff, and its sales and marketing staff. There are no collective bargaining agreements existing within the Company.

As of January 31, 2005, the Company was obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $80,000 and $250,000 per year.

On October 12, 2004, the Company announced the appointments of Mr. Stan Waldrop as president and Mr. Philip Lacerte as executive vice president of sales and marketing. The three-year employment contracts for both individuals provide for annual salaries of one dollar in the first year and $225,000 in the second and third years of the contracts. The contracts provide that Mr. Waldrop and Mr. Lacerte will receive as additional compensation an amount equal to two percent of the gross sales revenue of all street lighting contracts over the entire life of each contract. The contracts also provide that if the employment contracts are terminated by either the Company or the officers as a result of the disability of either officer, the Company will pay that officer’s compensation under the terms of the contract for twelve consecutive months after the effective date of the termination.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s property and equipment is located in Dallas, Texas and Fort Lauderdale, Florida. It consists primarily of molds (used in the fabrication of light bulbs), office furniture, computer equipment, telephone equipment, and electronic testing equipment. Substantially all of the assets were acquired new during 2004. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, no litigation or threatened litigation exists against the Company. Management has no reason to believe that any other cause of action against the Company could, in good faith, be brought against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Company's stock is now quoted in the NASDAQ pink sheets under the symbol "PXGC.PK".

The following table sets forth the high and low sales price for the Common Stock for the periods indicated.

MANAGEMENT BELIEVES THAT THE PRICES SHOWN IN THE SCHEDULE BELOW SHOULD NOT BE RELIED UPON FOR PURPOSES OF DETERMINING POSSIBLE MARKET VALUE OF THE COMPANY’S STOCK FOR THE FOLLOWING REASONS: (1) THE NUMBER OF SHARES OUTSTANDING INCREASED DRAMATICALLY UNDER THE TERMS OF THE PLAN OF REORGANIZATION, THE PRIVATE PLACEMENT AND SHARES ISSUED TO MANAGEMENT, AND (2) THE COMPANY CURRENTLY HAS HAD NO SIGNIFICANT SALES OF ITS PRODUCTS WITH WHICH TO GENERATE VALUE FOR THE STOCK OF THE COMPANY.

Common Stock

2004	HIGH	LOW
Fourth Quarter	2.28	0.55
Third Quarter	0.80	0.16
Second Quarter	0.80	0.16
First Quarter	0.32	0.16
2003
Fourth Quarter	0.64	0.16
Third Quarter	1.44	0.64
Second Quarter	1.44	0.48
First Quarter	0.64	0.16
2002
Fourth Quarter	1.12	0.16
Third Quarter	1.60	0.48
Second Quarter	1.92	0.96
First Quarter	0.48	0.32

The high and low prices (based on the average bid and ask price) for the Company's Common Stock as reported by the Bulletin Board OTC and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions.

According to the Company's stock transfer agent as of January 26, 2005, there were approximately 644 holders of record of the Company's common stock not including holders of shares held in brokerage accounts.

Dividends

The payment by the Company of dividends, if any, rests within the discretion of the board of directors and among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its common stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The holders of Series A Senior Convertible Preferred Stock (“the Preferred Stock”) are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of the Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Preferred Stock, for each day that shares of the Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 2004, dividends on the Preferred Stock totaling $1,640,000 were in arrears. The size of the board may be increased by one director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Series A Senior Convertible Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Preferred Stock for these directors continue until all cumulative dividends have been paid in full. Currently, the holders of the Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company's board by four members.

Private Placement

In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. This exemption allows the Company to raise no more than $5,000,000 during a twelve-month period. As of the date of this report, a total of $3,864,890 had been raised through the sale of 18,341,906 shares of the Company’s common stock. The Company does not plan to issue any additional common stock under the terms of the Lighting Science Private Placement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
[Note: Management believes that the Fresh-start financial statements prepared for the Company will not be comparable with those prepared before the Plan of Reorganization was confirmed because they are, in effect, the financial statements of a new entity. As a result, Management’s discussion and analysis will be limited to the period beginning with effective date of the confirmation of the Plan of Reorganization (September 26, 2003) and ending with December 31, 2004.]

Results of Operations

For the year ended December 31, 2004, the Company reported a net loss of $3,771,021. For the period beginning September 26, 2003 and ending December 31, 2003, the Company reported a net loss of $409,171. The reported loss for 2004 is attributable to several factors: (1) the lack of any revenue for the first three quarters of the year and only nominal revenue in the fourth quarter from sales activities associated with the soft launch of the first of several planned product lines; (2) the necessity of maintaining a viable corporate overhead throughout the due diligence process of searching for investment opportunities during the first five months of the year and for the remainder of the year; and (3) a ramp-up in staff needed to support the research and development activities as well as the sales and marketing efforts in conjunction the acquired technology.

Liquidity and Capital Resources

At December 31, 2004 the Company reports a working capital deficit of $1.085 million. However, 96% (approximately $2.2 million) of the Company’s current liabilities are comprised of a note and the accumulated interest thereon payable to Match, Inc., an entity controlled by Ronald E. Lusk, the Company’s chairman. Mr. Lusk has expressed his intention to forebear with respect to the collection of these obligations. Thus, management of the Company effectively views the working capital position of the Company to be a surplus of approximately $1.082 million at December 31, 2004.

The Company has embarked upon an aggressive design and development program to bring product to market during the second quarter of 2005. If, as management believes, the Company is successful in developing viable products, additional capital will be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, the Company will still be required to raise additional capital to meet its obligations.

The Company has retained the services of a financial consulting firm to assist with strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Based upon its current cash on hand generated from a private placement, its anticipated product releases, and its discussions with investment bankers, management believes that it will be able to obtain the capital necessary to deliver finished products to market during the second quarter of 2005. Preliminary discussions have been held with potential investment banking firms that have expressed interest in the Company’s business model. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company will be successful.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The principal executive officer and the principal financial officer of the Company have reviewed the Company’s disclosure controls and procedures and have concluded that adequate internal controls and systems are in place to alert management to matters that require disclosure to appropriate reporting authorities.

ITEM 8B. OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of the Company at December 31, 2004, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 48, has served as the chairman of the board of directors and CEO of the Company since November 1998. Mr. Lusk is also the president of Match, Inc., a private investment and holding company. Mr. Lusk has over 22 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare industry. Mr. Lusk currently serves as a director on the boards of several private companies.

Stan T. Waldrop, 54, has served as president of the Company since October 2004. Mr. Waldrop was the founder, chairman of the board, and CEO of Telcom Global Solutions, a joint venture with Bear Stearns Merchant Banking Group. The firm was an international radio frequency engineering company that specialized in designing mobile phone networks. In 2001, the firm was sold to Flextronics International, the leading global provider of electronic manufacturing services. Prior to founding Telcom Global Solutions, Mr. Waldrop was the cofounder of TrinTel Communications, Inc. in partnership with Austin Ventures. The firm is a leading developer, owner, and operator of wireless communications towers, and it is one of the largest privately held companies in this sector in the United States. Before launching TrinTel, Mr. Waldrop was one of six founders of JPI, a fully integrated real estate firm that specializes in the acquisition, development, construction, and management of residential communities, which operates in markets throughout the United States. It is one of the country’s top developers of residential real estate.

Philip R. Lacerte, 59, has served as executive vice president of the Company since October 2004. Mr. Lacerte was a cofounder of Lacerte Software Corporation, a Dallas-based developer of professional tax preparation software used by tax preparers. The company was acquired by Intuit, Inc. in 1998 at which time Mr. Lacerte retired from the day-to-day management of the company.

Fredric S. Maxik, 44, has served as chief technology officer of the Company since June 2004. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electronics in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Electronics in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, Mr. Maxik formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. which was acquired by the Company in June 2004. Mr. Maxik received his honorary PhD in physics from the University of Hong Kong in 1993. Mr. Maxik has served as a director of the Company since August 2004.

K. Shane Hartman, 49, was named chief information officer and executive vice president of the Company effective November 15, 2000. Prior to joining the Company, Mr. Hartman accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he held several senior management positions, most recently as Chief Technologist. Previously, Mr. Hartman served as Chief Architect for Programmability at Lotus Development Corporation. He is an alumnus of the Massachusetts Institute of Technology.

J. Michael Poss, 53, has served as chief financial officer of the Company since May 2002. Prior to his association with Phoenix, Mr. Poss served as executive vice president of Zix Corporation from April 2000 through February 2002 where he was involved in sales, marketing, investor relations, and the negotiation of strategic alliance agreements with industry-leading partners. Prior to moving to Zix Corporation, Mr. Poss held the position of chief financial officer of The Perot Group, the family office operation of Ross Perot. Before joining Mr. Perot in 1979, Mr. Poss worked for Arthur Young & Company. He was awarded his Certified Public Accountant designation in 1978, and he received a Bachelor of Business Administration degree from the University of Texas at Austin in 1973. Mr. Poss is also a licensed attorney, having graduated from the University of Texas Law School in 1976. Mr. Poss has served as director of the Company since September 2003.

Robert L. Woodson, III, 56, has been a director of the company since 1998 and previously served as president and chief operating officer of Phoenix from January 1999 to November 2000. Mr. Woodson was president and chief executive officer from November 1998 to January 1999. Prior to joining the Company, Mr. Woodson was president of HFI Home Care Management LP, a company that acquires and manages home health agencies, from 1994 through 1997, and executive vice president and secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of the Company and continues to serve in the capacity as a director.

Robert E. Bachman, 63, has served as a director of the Company since September 2003. He is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, LP., a private venture capital/equity fund. Mr. Bachman serves as the chairman of the audit committee of the board of directors of the company.

Daryl N. Snadon, 59, has served as a director of the Company since September 2003. He is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships.

Donald R. Harkleroad, 61, has served as a director of the Company since September 2003. He is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries. Mr. Harkleroad serves as the chairman of the compensation committee of the board of directors of the company.

John A. Collingwood, 66, has served as a director of the Company since August 2004. He is a private investor and serves as an officer and/or director of several privately held companies and was previously a major shareholder of Lighting Science, Inc. prior to its acquisitions on June 1, 2004. Mr. Collingwood is an alumnus of the University of Kansas, and he graduated from the University of the Americas in Chouloa, Mexico with a degree in International Business Administration.

Robert McMonigle, 60, has served as a director of the Company since August 2004. He is a sales and marketing consultant to Aristocrat Technologies, Inc., the second largest manufacturer of slot machines in the world. Mr. McMonigle served as executive vice president of International Gaming Technologies, Inc. (IGT) where he was responsible for worldwide sales. During his eighteen-year tenure with the company, Mr. McMonigle also directed IGT’s gaming development in the United States, Canada, South America, Europe and South Africa. Mr. McMonigle retired from IGT in October 2001. Shortly thereafter, he joined American Gaming & Electronics, Inc. where he served as president until July 2003 at which time he began his present relationship with Aristocrat.

Kathryn D. Fuller, 36, has served as the company’s corporate secretary since June 1999. Ms. Fuller has over 16 years of business administration experience with both public and private companies. In addition to serving as corporate secretary, Ms. Fuller has served as the company’s director of administration since December 1998.

Members of Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are:

•	Robert E. Bachman, Chairman
•	Donald R. Harkleroad
•	Daryl N. Snadon

Robert E. Bachman is designated as the “audit committee financial expert.” Mr. Bachman is independent of the management of the Company, and he meets the criteria set forth in the regulations with respect to the qualifications of an “audit committee financial expert.”

Code of Ethics

The Company has adopted a code of ethics that is applicable to all employees of the Company and, in particular, to its senior officers.

A copy of the code of ethics may be obtained from the Company without charge by writing to the company at the following address:

Lighting Science Group Corporation
2100 McKinney Avenue, Suite 1555
Dallas, Texas 75201

ITEM 10. EXECUTIVE COMPENSATION

Management Compensation

For the year ended December 31, 2004, executive compensation expense for the Company totaled approximately $1,158,000.

Ronald E. Lusk serves as chairman and Chief Executive Officer of the Company. The terms of his employment agreement provide that Mr. Lusk may elect to accept part or all of his salary in the form of common stock of the Company. During the year, Mr. Lusk converted $94,839 of compensation into 431,715 shares of the Company’s common stock.

Stan T. Waldrop serves as president of the Company. The terms of his employment agreement, which commenced October 12, 2004, provide for annual compensation of $225,000. However, Mr. Waldrop elected to defer the first year of his salary so that additional funds could be committed to product development.

Philip R. Lacerte serves as executive vice president of sales and marketing of the Company. The terms of his employment agreement, which commenced October 12, 2004, provide for annual compensation of $225,000. However, Mr. Lacerte elected to defer the first year of his salary so that additional funds could be committed to product development.

Fredric S. Maxik serves as chief technology officer of the Company. The terms of his employment agreement provide that Mr. Maxik may elect to accept part or all of his salary in the form of common stock of the Company. During the year, Mr. Maxik converted $33,333 of compensation into 69,684 shares of the Company’s common stock.

K. Shane Hartman serves as chief information officer of the Company. The terms of his employment agreement provide that Mr. Hartman may elect to accept part or all of his salary in the form of common stock of the Company. During the year, Mr. Hartman converted $76,741 of compensation into 349,226 shares of the Company’s common stock.

J. Michael Poss serves as chief financial officer of the Company. The terms of his employment agreement provide that Mr. Poss may elect to accept part or all of his salary in the form of common stock of the Company. During the year, Mr. Poss converted $95,608 of compensation into 434,483 shares of the Company’s common stock.

Kathryn D. Fuller serves as corporate secretary of the Company. The terms of her employment agreement provide that Ms. Fuller may elect to accept part or all of his salary in the form of common stock of the Company. During the year, Ms. Fuller converted $37,171 of compensation into 169,955 shares of the Company’s common stock.

The table below sets out the information with respect to the compensation of the executive officers for the year 2004.

SUMMARY OF COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)*	Other Annual Compensation ($)	Restricted Stock Award(s) ($) **	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Ronald E. Lusk	2004	117,308	88,880	--	94,839	--	--	--
CEO	2003	65,971	--	--	65,971	--	--	--
	2002	43,727	--	--	--	--	--	--

J. Michael Poss	2004	58,846	108,443	--	95,608	--	--	--
CFO	2003	153,786	--	--	64,238	--	--	--
	2002	28,421	--	--	--	--	--	--

K. Shane Hartman	2004	77,308	64,046	--	76,741	--	--	--
CIO	2003	145,559	--	--	52,363	--	--	--
	2002	50,452	--	--	--	--	--	--

Kathryn D. Fuller	2004	43,077	99,117	--	37,171	--	--	--
Corp Secretary	2003	70,473	--	--	25,488	--	--	--
	2002	17,156	--	--	--	--	--	--

Frederick S. Maxik	2004	124,117	37,500	1,200	33,333	--	--	--
CTO	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Stan T. Waldrop	2004	1	--	--	--	--	--	--
President	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Phillip R. Lacerte	2004	1	--	--	--	--	--	--
Exec VP	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

* Paid in the form of restricted stock of the Company
** See explanation preceding table

Compensation of Directors

The directors of the Company receive compensation in the amount of $50,000 per year payable in the form of the Company’s common stock. During the year, the directors received stock in the amount of $50,000 (or a lesser amount for less than a full year of service). The amount of stock to be issued each month is computed by averaging the daily closing prices of the Company’s stock each trading day of the calendar month. The table below sets forth the value of the stock received by each director during the year ended December 31, 2004.

Director	Amount
Robert E. Bachman	$50,000
John Collingwood	20,833
Donald Harkelroad	50,000
Ron E. Lusk	50,000
Fred S. Maxik	20,833
Robert McMongile	17,742
J. Michael Poss	50,000
Daryl Snadon	50,000
Robert L. Woodson, III	50,000
Frank Yetter	29,167
Total	$388,575

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004, certain information with respect to the beneficial ownership of voting stock by all directors and executive officers of the Company, individually and collectively as a group. At December 31, 2004, there were 51,297,256 shares of common stock and 533,333 shares of Series A Senior Convertible Preferred Stock outstanding.

	Common Stock		Preferred Stock
Current Directors and Executive Officers	Shares Owned	Percent of Class	Shares Owned	Percent of Class
Robert E. Bachman	354,338	0.68%
John Collingwood	3,549,301	6.84%
Kathryn D. Fuller	919,453	1.77%
Donald R. Harkleroad	667,308	1.29%
K. Shane Hartman	1,239,939	2.39%
Phil Lacerte	3,614,584	6.96%
Ronald E. Lusk	5,235,888	10.09%	533,333	100.00%
Fredric S. Maxik	2,673,260	5.15%
Robert McMonigle	123,317	0.24%
J. Michael Poss	1,549,016	2.98%
Daryl Snadon	1,077,528	2.08%
Stan Waldrop	2,825,834	5.44%
Robert L. Woodson, III	465,186	0.90%
Directors and officers as a group	24,240,696	46.70%	533,333	100.00%

The shares attributable to Mr. Lusk include 614,223 shares of common stock into which the Preferred Stock (owned by the Ronald E. Lusk Revocable Trust, controlled by Trustee, Ronald E. Lusk, chairman and chief executive officer of the Company) was convertible on December 31, 2004. Total shares of common stock for purposes of this calculation include 51,297,256 shares of common stock outstanding on December 31, 2004 plus the 614,223 shares into which the Preferred Stock is convertible for a total of 51,911,479 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is obligated under the terms of a line of credit agreement to Match, Inc. (“Match”) outstanding in the amount of $2,166,853 at December 31, 2004. Ronald E. Lusk, chairman and chief executive officer of the Company controls Match as president and trustee of the Ronald E. Lusk Revocable Trust (“the Trust”), the sole shareholder of Match. The line of credit agreement with Match is available up to a limit of $2 million; bears interest at prime plus 1% on the note balance and prime plus 2% on any unpaid interest amounts; is due on demand and is secured by all assets of the Company. This note obligation includes accrued interest of approximately $315,554 at December 31, 2004.

On October 20, 2004, the Company made a payment of $30,000 to Match in partial payment of the outstanding balance of accrued but unpaid interest on the note. On November 17, 2004, the Company reduced by $500,000 the amount that it owed to Match with respect to accrued but unpaid interest on the note. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Trust, which had contemporaneously subscribed to purchase $500,000 of stock under the terms of the private placement transaction discussed in Note 9 to the financial statements.

Match, Inc. is the sole holder of all of the issued and outstanding Series A Preferred Stock of the Company at December 31, 2004.

ITEM 13. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S – B
Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated February 4, 2005, by Ronald E. Lusk, Chief Executive Officer
31.2*	Rule 13a-14 Certification dated February 4, 2005, by J. Michael Poss, Chief Financial Officer.
32.1**	Section 1350 Certification dated February 4, 2005, by Ronald E. Lusk, Chief Executive Officer.
32.2**	Section 1350 Certification dated February 4, 2005, by J. Michael Poss, Chief Financial Officer.

(b)	Reports on Form 8-K

On October 8, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company had published a press release dated October 6, 2004 announcing the introduction of Optimized Digital Lighting.

On October 19, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company published a press release dated October 12, 2004 announcing that (i) Stan Waldrop was appointed as president, (ii) Philip Lacerte was appointed as executive vice president of sales and marketing, and (iii) certain existing executives were appointed to additional positions.

On November 16, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company published a press release dated November 8, 2004 announcing that the company would distribute a new LED technology.

On November 22, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company published a press release dated November 18, 2004 announcing that Ed Hammer has been named as an advisor to the board of directors.

On December 7, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company published a press release dated November 30, 2004 announcing that David Reed has been named as an advisor to the board of directors.

On December 23, 2004, Lighting Science filed a Current Report on Form 8-K to report that the Company published a press release dated December 23, 2004 announcing that the company’s subsidiary, Lighting Science, Inc., would be merged into the parent company and that the name of the parent company will be changed from The Phoenix Group Corporation to Lighting Science Group Corporation on or about January 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s principal accountant total $36,927 as of the date of this report.

Audit-Related Fees

No audit-related fees have been billed by the Company’s principal accountant for any period.

Tax Fees

No tax fees have been paid to the Company’s principal accountant for any period.

All Other Fees

No other fees other than those set out above have been paid to the Company’s principal accountant.

Pre-approval of Policies and Procedures

The audit committee adopted procedures in early 2004 for the pre-approval of all audit and non-audit services provided by the Company’s independent auditors. All services provided by Turner, Stone & Company, L.L.P. in 2004 were approved in accordance with the adopted procedures. Under the procedures, the Audit Committee has pre-approved specific audit-related and tax services, provided no individual engagement exceeds $30,000. The pre-approval requirement for all other services is waived if (i) the aggregate amount of the services constitutes no more than 5% of the total amount of revenues paid by the Company to the auditor during the fiscal year the services are provided; (ii) the services were not recognized by management to be non-audit services at the time of the engagement; and (iii) the services are promptly brought to the attention of the audit committee. The were no fees in 2004 for which the pre-approval requirement was waived.

No other fees other than those set out above have been paid to the Company’s Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report tot be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	February 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	February 9, 2005

By:	/s/ J. Michael Poss
J. Michael Poss, Chief Financial Officer and Director

Date:	February 9, 2005

By:	/s/ Robert E. Bachman
Robert E. Bachman, Director

Date:	February 9, 2005

By:	/s/ John Collingwood
John Collingwood, Director

Date:	February 9, 2005

By:	/s/ Donald R. Harkleroad
Donald R. Harkleroad, Director

Date:	February 9, 2005

By:	/s/ Fred S. Maxik
Fred S. Maxik, Director

Date:	February 9, 2005

By:	/s/ Robert McMonigle
Robert McMonigle, Director

Date:	February 9, 2005

By:	/s/ Daryl Snadon
Daryl Snadon, Director

Date:	February 9, 2005

By:	/s/ Robert L. Woodson, III
Robert L. Woodson, Director

Date:	February 9, 2005

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lighting Science Group Corporation

We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation and subsidiaries (a development stage company) (formerly The Phoenix Group Corporation) (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and for the period from September 26, 2003 through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting Science Group Corporation and subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for the year ended December 31, 2004 and for the period from September 26, 2003 through December 31, 2003, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
February 1, 2005

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004
CURRENT ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 987,023
Accounts receivable	1,141
Inventory	13,770
Prepaid expenses	163,539
Total current assets	1,165,473

PROPERTY AND EQUIPMENT, net (Note 6)	310,475

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 6)	1,168,883
Property rights agreement, net (Notes 2 and 6)	856,306
Goodwill (Note 2)	154,097
Security deposits	27,215
Total other assets	4,999,725

TOTAL ASSETS	$6,475,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,636
Accrued compensation	17,899
Accrued interest payable to related party	315,554
Note payable - related party	1,851,299
Current portion of note payable - related party	25,000
Total current liabilities	2,250,388

LONG-TERM DEBT
Note payable - related party	150,000

TOTAL LIABILITIES	2,400,388

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares
authorized; 533,333 shares issued and outstanding (Note 9)	533
Common Stock, $.001 par value, 500,000,000 shares authorized,
51,297,256 shares issued and outstanding	51,297
Stock subscriptions receivable	(26,000)
Additional paid-in-capital	8,229,648
Accumulated deficit during the development stage	(4,180,193)
TOTAL STOCKHOLDERS’ EQUITY	4,075,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,475,673
The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2004	September 26, 2003 through December 31, 2003	Cumulative from September 26, 2003 through December 31, 2004
Revenue	$3,404	$-	$3,404
Cost of goods sold	(2,076)	-	(2,076)
Gross margin	1,328	-	1,328

Operating expenses:
Selling, general and administrative	1,483,264	79,451	1,562,715
Compensation and related expenses	1,148,426	208,061	1,356,487
Consulting fees	624,934	-	624,934
Directors fees	388,575	87,500	476,075
Total operating expenses	3,645,199	375,012	4,020,211
Operating income (loss)	(3,643,871)	(375,012)	(4,018,883)

Interest income, other income and interest expense, net	(127,150)	(34,160)	(161,310)
Net loss	$(3,771,021)	$(409,172)	$(4,180,193)

Basic net loss per weighted average common share	$(0.119)	$(0.025)	$(0.147)

Weighted average number of common shares outstanding	31,668,957	16,685,446	28,529,863
The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD BEGINNING SEPTEMBER 26, 2003 AND ENDED DECEMBER 31, 2004

	Preferred Stock		Common Stock		Subscriptions	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	in Capital	Deficit	Total

Balance at September 26, 2003	533,333	$533	16,685,446	$16,685	$-	$250,282	$-	$267,500

Net loss	-	-	-	-	-	-	(409,172)	(409,172)

Balance at December 31, 2003	533,333	533	16,685,446	16,685	-	250,282	(409,172)	(141,672)

Issuance of common stock in private placement (Note 10)	-	-	18,341,906	18,343	(26,000)	3,846,547	-	3,838,890

Issuance of common stock to acquire subsidiary (Note 2)	-	-	9,452,491	9,452	-	2,221,645	-	2,231,097

Issuance of common stock in payment of operating expenses	-	-	6,817,413	6,817	-	1,911,174	-	1,917,991

Net loss	-	-	-	-	-	-	(3,771,021)	(3,771,021)

Balance at December 31, 2004	533,333	$533	51,297,256	$51,297	$(26,000)	$8,229,648	$(4,180,193)	$4,075,285
The accompanying notes are an integral part of the consolidated financial statements.

  LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES  (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	September 26, 2003 through December 31, 2003	Cumulative from September 26, 2003 through December 31, 2004
OPERATING ACTIVITIES
Net loss	$(3,771,021)	$(409,172)	$(4,180,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	1,551,700	-	1,551,700
Depreciation and amortization	259,251	-	259,251
Changes in:
Accounts receivable	(1,141)	-	(1,141)
Prepaids	(157,956)	-	(157,956)
Inventory	(13,770)	-	(13,770)
Accounts payable	40,636	-	40,636
Accrued expenses and other liabilities	124,590	394,868	519,458
Security deposits	(27,215)	-	(27,215)
Net cash used by operating activities	(1,994,926)	(14,304)	(2,009,230)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	10,000	-	10,000
Purchase of property and equipment	(327,915)	-	(327,915)
Net cash used by investing activities	(317,915)	-	(317,915)

FINANCING ACTIVITIES
Loan from stockholder	29,541	50,000	79,541
Repayment of loan to stockholder	(78,041)	(1,500)	(79,541)
Notes payable	(25,000)	-	(25,000)
Proceeds of private placement	3,338,890	-	3,338,890
Net cash provided by financing activities	3,265,390	48,500	3,313,890

Net increase in cash	952,549	34,196	986,745
Cash at beginning of period	34,474	278	278
Cash at end of period	$987,023	$34,474	$987,023

Interest paid	$30,152	$-	$30,152

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of accrued interest on note to related party(Note 8)	$500,000	$-	$500,000
Stock issued to pay accrued liabilities	$360,707	$-	$360,707
The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On December 23, 2004, The Phoenix Group Corporation announced its decision to change its name to Lighting Science Group Corporation (the “Company” or “Lighting Science”) by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science with and into The Phoenix Group Corporation and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005.

Lighting Science is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the period or for portions of the period were Lighting Science, Inc. and Americare Management, Inc. Americare Management, Inc. had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”). The Court granted the requested status.

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

On June 1, 2004 the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Las Vegas, Nevada-based corporation that owned certain intellectual property related to the design and development of a light bulb utilizing light emitting diodes as a source of light. Following the date of acquisition, the Company raised capital through a private placement and provided Lighting Science, Inc. with resources to develop and manufacture prototype light bulbs. Staff has been added to support the development process.

As of the date of this report, the Company continues with its plans to develop and sell products based upon the technology acquired in the acquisition of Lighting Science.

Reverse Stock Split

On August 20, 2004, the shareholders of the Company approved a proposal by management to undertake a reverse split of the shares of the Company’s common stock in the ratio of one share of new common stock for every 16 shares of old common stock. All per-share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split of the Company’s shares. All other references to shares of the Company’s stock in the accompanying consolidated financial statements have been retroactively adjusted to a post reverse-split basis unless otherwise noted.

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

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents.

The Company maintains cash accounts, which could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Inventories

Inventories, which consist of light bulbs designed by the Company and assembled by a third-party manufacturer, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Prepaid expenses

Prepaid expenses consist primarily of consulting fees of $150,000 paid to a financial consulting firm (Note 4) during the fourth quarter of 2004. Prepaid expenses will be amortized over the twelve-month period the services are estimated to be provided commencing January 1, 2005.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $17,440, $-0-, and $17,440 for the year ended December 31, 2004, the period beginning September 26, 2003 and ended December 31, 2003, and cumulatively for the period beginning September 26, 2003 and ended December 31, 2004, respectively.

Other assets

Other assets consist of acquisition-related intangible assets and an intangible asset arising upon the Company’s emergence from bankruptcy.

Acquisition-related intangible assets

The acquisition of the stock of Lighting Science, Inc. on June 1, 2004 necessitated an allocation of the purchase price among the assets of the acquired company. An independent valuation firm was engaged by the Company to perform this allocation. At the date of acquisition, Lighting Science owned no tangible assets. As a result, the net purchase price of $2,231,097 was allocated to current assets, three classes of intangible assets, and liabilities as follows: Cash - $10,000; Intellectual Property - $1,204,000; Proprietary Rights Agreement - $1,063,000; Goodwill - $154,097, and Notes Payable - $200,000. The acquisition of Lighting Science is described in greater detail in Note 2.

Intellectual property, which includes but is not limited to provisional patents, copyrights, intellectual assets and proprietary know-how, was recorded effective June 1, 2004 as a part of the allocation of the purchase price of Lighting Science, Inc. The intellectual property is being amortized over twenty years beginning June 1, 2004.

Amortization expense was $35,117, $-0-, and $35,117 for the year ended December 31, 2004, the period beginning September 26, 2003 and ended December 31, 2003, and cumulatively for the period beginning September 26, 2003 and ended December 31, 2004, respectively.

The proprietary rights agreement between the Company and Fredric Maxik (the Company’s chief technology officer and the developer of the technology acquired by the Company), ensures that all Intellectual Property created and/or developed by Maxik during his employment and for some period thereafter shall be assigned to the Company as well as precluding Maxik from competing with or providing services for entities in competition with Lighting Science or that have technology similar to Lighting Science for a period of time following his employment termination with Lighting Science. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science. This asset is being amortized over three years, which is the period covered by the agreement.

Amortization expense was $206,694, $-0-, and $206,694 for the year ended December 31, 2004, the period beginning September 26, 2003 and ended December 31, 2003, and cumulatively for the period beginning September 26, 2003 and ended December 31, 2004, respectively.

Reorganization Value

As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 8). Match, Inc. (“Match”), an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Financial Accounting Standard No. 142, the reorganization value is treated the same as goodwill and is not amortized.

Impairment

The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

Based upon a review by an independent valuation firm as of December 1, 2004, the Company has determined that no impairment to the Company’s intangible assets has occurred since the date of the previous evaluation.

Revenue

Sales of product commenced during the fourth quarter of 2004 through the Company’s web site. Product sales are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon delivery to the carrier. As of December 31, 2004, no allowance for returns had been estimated. Outbound shipping charges to customers are included in “Revenue” and amounted to $374.

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the Series A Preferred Stock.

No effect has been given to the assumed conversion of the preferred stock (Note 9) because the effect would be antidilutive.

NOTE 2: ACQUISITION OF LIGHTING SCIENCE, INC.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Las Vegas, Nevada-based corporation, which owns certain intellectual property related to the design and development of an ODLTM (Optimized Digital LightingTM) light bulb. Subsequent to its acquisition by the Company, Lighting Science, Inc. relocated its headquarters to Ft. Lauderdale, Florida. The Company’s consolidated financial statements include the results of operations of Lighting Science, Inc. since June 1, 2004.

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

The estimated fair values, as determined by an independent valuation firm, of assets acquired and liabilities assumed at June 1, 2004 are set out in the schedule below:

Cash	$10,000
Intellectual property	1,204,000
Property rights agreement	1,063,000
Goodwill	154,097
Total assets acquired		$2,431,097
Note payable assumed		(200,000)
Net assets acquired		$2,231,097

Lighting Science, Inc. was formed on or about May 31, 2004 for the purpose of acquiring intellectual property from Phibian S Trust. There were no predecessor operations with respect to this entity, therefore, no pro forma results of operations are presented.

Intellectual Property

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent and Trademark Office and were acquired by Lighting Science, Inc. Provisional patents are equivalent to a filing date placeholder in the United States Patent Office (“USPTO”). They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent.

Subsequent to its acquisition by the Company, Lighting Science, Inc. has filed four utility patent applications (thereby complying with the one-year time period mentioned above) based on the initial four provisional patents. In addition, a fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology before the USPTO. It is anticipated that it will be about 18 months to two years from the date of filing of the utility applications before the USPTO will issue a response to the filing.  Two design patents have been filed on the appearance of the light bulb, thereby bringing the total to seven utility and design patents pending before the USPTO. Additionally, with respect to proprietary branding of Lighting Science products and services, Lighting Science has filed for federal trademark/service registrations on four marks and anticipates filing additional registrations on other marks and logos, and, as appropriate, Lighting Science has also established common law trademark protection on several marks and logos. Further, other appropriate intellectual property protection, such as copyright and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that protects and enhances the ODL technology ideas, concepts, methods and processes. Lighting Science has also adopted intellectual property policies, procedures and practices into its business operations to facilitate its proprietary positioning with respect to its product development and commercialization.

NOTE 3: FRESH-START ACCOUNTING

The Court confirmed the Company’s Plan (Note 1) on September 16, 2003, and the Plan became effective as of September 26, 2003. It was determined that the Company’s reorganization value, computed immediately before the effective date, was $2,793,502, which consisted of the following:

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

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced substantial net losses for the year ended December 31, 2004 and the period beginning September 26, 2003 and ended December 31, 2003 of $3.8 million and $400 thousand, respectively, as well as negative cash flows from operations during those periods. In addition, the Company has a negative working capital deficit of $1.085 million. However, 96% (approximately $2.2 million) of the Company’s current liabilities are comprised of a note and the accumulated interest thereon payable to Match, Inc., an entity controlled by Ronald E. Lusk, the Company’s chairman (see Note 8). Mr. Lusk has expressed his intention to forebear with respect to the collection of these obligations. Thus, management of the Company effectively views the working capital position of the Company to be a surplus of approximately $1.082 million at December 31, 2004.

The Company has embarked upon an aggressive design and development program to bring product to market during the second quarter of 2005. If, as management believes, the Company is successful in developing viable products, additional capital will be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, the Company will still be required to raise additional capital to meet its obligations.

The Company has retained the services of a financial consulting firm (Note 1) to assist with strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Based upon its current cash on hand generated from a private placement, its anticipated product releases, and its discussions with investment bankers, management believes that it will be able to obtain the capital necessary to deliver finished products to market during the second quarter of 2005. Preliminary discussions have been held with potential investment banking firms that have expressed interest in the Company’s business model. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company will be successful.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, notes and accounts payable, accrued expenses and other current liabilities are carried at amounts that approximate their fair values because of the short-term maturity of these instruments.

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

Furniture	$58,208
Computer equipment	70,158
Telephone equipment	33,861
Test equipment	22,959
Molds	142,729
Total property and equipment	327,915
Accumulated depreciation	(17,440)
$310,475
Intellectual property consists of the following:

Intellectual property	$1,204,000
Accumulated amortization	(35,117)
$1,168,883

Property rights agreement consists of the following:

Property rights agreement	$1,063,000
Accumulated amortization	(206,694)
$856,306

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
	Intellectual Property	Property Rights Agreement
2005	$60,200	$354,333
2006	$60,200	$354,333
2007	$60,200	$147,640
2008	$60,200	—
2009	$60,200	—

NOTE 7: INCOME TAXES

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totals approximately $20,900,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018.

Any benefits realized in future periods from pre-confirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be credited to additional paid-in capital.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

Match Loan

The $1,851,299 note payable at December 31, 2004 is due to Match, Inc., a company owned by a revocable trust controlled by the Company’s chairman and chief executive officer. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.25% at December 31, 2004) is due on demand and is secured by all of the assets of the Company. The accrued interest of $315,554 reflected on the accompanying consolidated balance sheet is owed to Match.

On October 20, 2004, the Company made a payment of $30,000 to Match in partial payment of the outstanding balance of accrued but unpaid interest on the note. On November 17, 2004, the Company reduced by $500,000 the amount that it owed to Match with respect to accrued but unpaid interest on the note. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (“the Trust”) the owner of Match, Inc. Mr. Lusk is the chairman of the Company and the grantor of the Trust. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the private placement transaction discussed in Note 10.

Note to Phibian S Trust

The remaining balance of $175,000 in Notes Payable - Related Party is due to Phibian S Trust, a revocable trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company. Maxik is the co-trustee of the trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science by the Company. Lighting Science is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles.

As an accommodation to Maxik and in anticipation of near-term sales in excess of $10,000 per month, the Company made an advance payment to Maxik on this note in the amount of $25,000 in October 2004. Based upon anticipated note payments beginning May 15, 2005, $25,000 of the note has been classified as a current liability. This note provides for no interest. However, under generally accepted accounting principles, an imputed amount of interest should be allocated. Such amount is not material.

Stockholder Loans

On November 25, 2003 Ronald E. Lusk, the chairman of the Company, advanced $50,000 to the Company for purposes of meeting general and administrative expenses. The loan bears interest at a rate of prime plus 1%. Mr. Lusk elected to forego any interest that was otherwise due with respect to the loan. No interest on the loan had previously been recorded by the Company. Any such interest would not have been material. During 2004, Mr. Lusk advanced the Company an additional $29,541 for general corporate purposes. During the third quarter of 2004, the Company repaid the outstanding balances on these advances.

NOTE 9: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 2004, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 614,233 shares of common stock. At December 31, 2004, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,640,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,640,000 at December 31, 2004.

At the date of acquisition of Lighting Science, Inc. by the Company (June 1, 2004), Lighting Science, Inc. had 100,000 shares of preferred stock authorized with no shares issued or outstanding. As of December 31, 2004, this issue of preferred stock was still authorized, however no shares had been issued. Effective January 1, 2005, this stock was cancelled under the merger agreement between Lighting Science, Inc. and its parent company, Lighting Science Group Corporation..

NOTE 10: COMMON STOCK - PRIVATE PLACEMENT

In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. This exemption allows the Company to raise no more than $5,000,000 during a twelve-month period. As of the date of this report, a total of $3,864,890 had been raised through the sale of 18,341,906 shares of the Company’s common stock. The Company does not plan to issue any additional common stock under the terms of the Lighting Science Private Placement.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Leased office space

During the periods covered by this report, the Company leased office space in Richardson, Texas for its headquarters operation. For the year ended December 31, 2004, the Company accrued rental expense on the premises in Richardson, Texas under an agreement with the owner of the building who is also a member of the Company’s board of directors. Under the agreement, the landlord agreed to accept common stock of the Company in lieu of cash payments for rent. As of December 31, 2004, the Company had issued the required amount of stock for the period of time it occupied the premises during the year 2004. No further commitment remains under this agreement, and no additional stock is required to be issued.

On November 13, 2004 the Company moved its offices from Richardson, Texas to Dallas, Texas where it occupies excess office space that is leased by an institutional shareholder of the Company. The shareholder allows the Company to occupy the space on a rent-free basis. Such free rent was not material. The shareholder also serves as a financial advisor to the Company as discussed in the following paragraph. The Company has leased office space in Ft. Lauderdale, Florida for its research and development activities for a period of one year commencing February 1, 2005 at a rate of approximately $4,200 per month. The Company also leases space in Hong Kong on a month-to-month basis at a rate of approximately $250 per month.

Rent expense was $181,287, $56,748, and $238,035 for the year ended December 31, 2004, the period beginning September 26, 2003 and ended December 31, 2003, and cumulatively for the period beginning September 26, 2003 and ended December 31, 2004, respectively.

Financial advisory services

The Company has entered into an agreement with a financial consulting firm located in Dallas, Texas to provide financial advisory services in connection with the Company’s capital structure. Under the terms of the agreement, the Company paid the advisor a retainer of $150,000 during the fourth quarter of 2004 for services anticipated to be rendered during calendar year 2005. The agreement also provides for monthly payments of $10,000 during the one-year term of the agreement.

Executive Compensation

As of December 31, 2004, the Company was obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $80,000 and $250,000 per year.

On October 12, 2004, the Company announced the appointments of Mr. Stan Waldrop as president and Mr. Philip Lacerte as executive vice president of sales and marketing. The three-year employment contracts for both individuals provide for annual salaries of one dollar in the first year and $225,000 in the second and third years of the contracts. The contracts provide that Mr. Waldrop and Mr. Lacerte will receive as additional compensation an amount equal to two percent of the gross sales revenue of all street lighting contracts over the entire life of each contract. The contracts also provide that if the employment contracts are terminated by either the Company or the officers as a result of the disability of either officer, the Company will pay that officer’s compensation under the terms of the contract for twelve consecutive months after the effective date of the termination.

During the fourth quarter of 2004, the compensation committee of the board of directors and the board of directors approved amendments to the employment agreements of Ron Lusk, chairman and chief executive officer of the Company, and Fred Maxik, chief technology officer of the Company, providing additional compensation in an amount equal to two percent of the gross sales revenue of all street lighting contracts over the entire life of each contract.

The stated annual compensation for the Company’s executive officers is approximately $1,270,000 per year. However, the elections of Mr. Waldrop and Mr. Lacerte to forego their salaries for the first year of their contracts will reduce the amount from $1,270,000 to $933,000 for calendar year 2005. No deferred compensation was owed to any of the officers as of December 31, 2004.