Form 10KSB/A
period 2004-12-31
LIGHTING SCIENCE GROUP CORP
filed 2005-05-03
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to ______

Commission file number 0-20354

LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
______________________________________	______________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1555 Dallas, TX	75201
______________________________________	______________________________________
(Address of principal executive offices)	(Zip Code)

214-382-3630
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X_ YES __ ___ NO

As of April 21, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $41.1 million based upon the closing price of $1.55 on April 21, 2005.

EXPLANATORY NOTE

Lighting Science Group Corporation (“the Company”) hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed on February 9, 2005. Included in the comparative financial statements for prior periods were the financial statements of the Company for the period beginning September 26, 2003 through December 31, 2003. The beginning date for this period (September 26, 2003) coincided with the effective date of the confirmation of the Amended Plan of Reorganization approved by the creditors of the Company and confirmed by the U.S. Bankruptcy Court for the Northern District of Texas on September 16, 2003. The material features of the Amended Plan of Reorganization were outlined in Item 3 of Form 8-K filed on September 30, 2003.

It was the opinion of the Company at the time the 2004 financial statements were prepared and filed with Form 10-KSB that the inclusion of the activity from January 1 through September 26, 2003 (“the 2003 Pre-Confirmation period”) in the comparative financial statements would not enhance the overall disclosure in the filing. In fact, it was the opinion of the Company that to include the financial information for the 2003 Pre-Confirmation period might be confusing and possibly misleading. In omitting the information for the period January 1, 2003 through September 26, 2003, the Company relied upon Statement of Position (SOP) 90-7, Financial Reporting Entities in Reorganization Under the Bankruptcy Code published by the American Institute of Certified Public Accountants. The last sentence of footnote 2 of paragraph 40 thereof states, “Attempts to disclose and explain exceptions that affect comparability would likely result in reporting that is so unwieldy it would not be useful.”

On March 18, 2005, the Company received a letter (“the Letter”) from the Securities and Exchange Commission (“the SEC”) noting that, “…it is the staff’s position to require the presentation of predecessor financial statements.” As a result, the financial statements of the Company have been amended to reflect the activity that occurred between the dates of January 1, 2003 and September 26, 2003. The financial statements for this period have been audited by the independent registered public accounting firm of Turner, Stone & Company, LLP.

The Letter also noted that the conclusion of the certifying officer with respect to the effectiveness of the disclosure controls and procedures was not contained in Form 10-KSB. This Form 10-KSB/A amends Item 8A “Controls and Procedures” to disclose the conclusion of the certifying officers of the Company regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the report, based upon the evaluation of these controls and procedures. This conclusion was inadvertently omitted from Form 10-KSB as originally filed.

The Letter also contained inquiries about two items (the reorganization value of the Company and amortization of intellectual property) contained in the financial statements. These items were discussed in a letter dated March 31, 2005 from the Company to the SEC. The explanations contained in the letter resolved the questions to the satisfaction of the SEC, and no changes were required with respect to these two inquiries. A copy of the letter dated March 31, 2005 is attached hereto.

Other sections of this Form 10-KSB/A have been updated to reflect events that have occurred between the date the original report was filed (February 9, 2005) and the date of  this form 10-KSB/A.

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
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Business Background

On December 23, 2004, The Phoenix Group Corporation announced its decision to change its name to Lighting Science Group Corporation (the “Company” or “Lighting Science”) by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science, Inc. with and into The Phoenix Group Corporation and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005.

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

During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position 90-7.

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

With its acquisition of Lighting Science, Inc. on June 1, 2004, the Company entered the field of solid-state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

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

1.	Lowest total cost of ownership of all bulbs
- Bulbs + electricity:
-- >85% lower energy cost than incandescent bulbs
-- >50% lower energy cost than fluorescent bulbs
- Also save on labor, air conditioning costs, and insurance

2.	Greatly extended life up to 50,000 hours
- 25-50 times longer than incandescent bulbs
- 4-16 times longer than fluorescent bulbs

3.	Very low energy consumption
- Approximately 8-10 times more energy efficient than incandescent bulbs
- Approximately 2 to 4 times more energy efficient than fluorescent bulbs

4.	Better quality light output
- Minimum ultraviolet and infrared radiation

5.	“On” is on
- LED bulbs instantly reach 100% of their light output, unlike fluorescent bulbs that take up to eight seconds to reach their full light output

6.	Dimmable
- LED bulbs can be made to work with dimmer switches, unlike most fluorescent bulbs

7.	Intrinsically safe
- Very limited heat generation and cool to the touch
- Very hot halogen and incandescent bulbs start a large number of fires each year

8.	Smaller, more flexible light fixtures
- Useful for lighting tight spaces, such as cabinets and closets

9.	Durable
- Vibration and shock resistant because there are no filaments to break

10.	Easy disposal
- No hazardous materials, unlike fluorescent bulbs which have recycling rules

11.	Cleaner for the environment. One 100-watt bulb over 50,000 hours will:
- Reduce carbon dioxide emissions by 5,000 pounds
- Reduce sulfur dioxide emissions by 20 pounds
- Reduce nitrous oxide emissions by 15 pounds

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

Competitive Advantages

Through the development of its Optimized Digital Lighting™ (“ODL”) technology, the Company believes that it has begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With its enabling technologies, the Company believes that it has positioned itself at the forefront of the emerging solid-state lighting industry and established a competitive advantage for the reasons outlined below.

•	Digital lighting expertise is the Company’s core competency. The Company has and will continue to generate important intellectual properties:

-	Patent pending digital lighting engineering design
-	Patent pending bulb designs
-	Patent pending manufacturing processes

•	Compared with 65-watt incandescent bulbs, ODL bulbs reduce energy use by up to 85%, with a useful life up to 50 times longer (50,000 hours).

•	Several factors contribute to the benefits produced by the Company’s ODL technology:

-	The patent pending manufacturing processes reduce production costs to allow retail pricing that is both affordable and provides a fast payback through reduced energy consumption in most applications.

-	ODL bulbs have added functionality - they are dimmable and reach their full operating level instantly unlike most fluorescent bulbs.

-	Development of additional ODL products is ongoing. The product development team is bolstered by a scientific advisory board with expertise in many disciplines of the lighting industry.

Strategy

Lighting Science is positioned to introduce its ODL products through traditional commercial and retail distribution channels and on a direct basis through its sales force, as well as through shared savings plans with larger commercial and municipal customers.

The Company has developed the Shared Savings ProgramSM. This program allows customers to partner with the Company to deploy its ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by the Company’s LED products. The Company’s lighting products pay for themselves in energy savings, which are shared between the Company and the customer. The Company expects to make streetlights available under its Shared Savings Program either directly or through a to-be-formed joint venture (the “Joint Venture”) with Giuliani Capital Advisors LLC (“GCA”). The intent of the Joint Venture is to own streetlights and related lighting infrastructure targeting municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as partners/customers. (For additional information with respect to the Joint Venture, see Agreement with Giuliani Capital Advisors below.)

Lighting Science will also focus on the wholesale and retail distribution of the Company’s ODL technology and its general illumination products. These products include existing and planned product lines of floodlights, spotlights, and additional general illumination products that are under development. The Company is exploring opportunities to sell its ODL products through traditional mass-market retailers as well as domestic and international lighting distributors.

The Company plans to pursue the following near-term markets in 2005:

•
Flashlights - The Company has developed a flashlight which provides a high candlepower output across a broader beam angle than is typical of existing LED-based flashlights and can be made available at a lower price point due to the manufacturing efficiencies created by the Company’s proprietary design. The flashlight is currently under evaluation by a “big-box” retailer.

•
Cabinet Lighting - The Company has a developed a small lamp, called the Puck Light which has been ordered by a major Las Vegas hotel to replace existing halogen incandescent lamps. Aside from energy savings and much longer life, the Puck Light is safer for usage inside furniture because it operates at a much lower temperature. The Puck Light is currently under evaluation by a furniture manufacturer for possible inclusion in some of its products.

•
Floodlights - The Company has developed a second generation floodlight prototype that equals or exceeds existing BR30 65-watt floodlights (sold by incumbent lighting manufacturers) in terms of the amount of illumination (foot candles) measured at the surface to be illuminated across a beam angle of 50º. The Company plans initial shipments of the floodlight in “Daylight White” in the second quarter of 2005. The Company intends to market this light through mass-market retailers, lighting distributors, under shared savings programs and on a direct basis in certain industries. The Company intends to prototype a “Warm White” version of the floodlight in the third quarter of 2005 and plans to sell it via the same channels as the Daylight White version of the bulb in addition to marketing it directly to the hospitality industry.

•
Outdoor Lighting - The Company is currently prototyping a shoebox and cobra head form factor streetlight that it believes will be competitive with 150-watt to 250-watt conventional streetlights on poles 30 feet or less in height. Other forms, such as cobra head, in higher wattage equivalents (e.g. 400 watts) are planned.

The Company entered into an agreement with an LED manufacturer in China to fabricate the Company’s ODL products. The products are assembled in a 20,000 square meter manufacturing facility and then transported to various points of distribution. While Lighting Science is focused on the near-term opportunities discussed above, management believes that the Company’s ODL technology has a number of other applications.

The Company currently has four sources of supply for LEDs used in the assembly of if its lighting products. The Company buys LEDs from two domestic manufacturers and two foreign manufacturers. All suppliers have adequate capacity to provide sufficient quantities of LEDs to meet the Company’s forecasted needs. The Company’s lighting products incorporate a proprietary power supply chip. These chips are fabricated by two domestic manufacturers, each of which has adequate capacity to produce estimated quantities of chips to meet the Company’s forecasted needs. One domestic supplier and one foreign supplier provide microelectronic components for the various lighting products. The Company has no sole source of supply for any of the components required for the manufacture of its lighting products.

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
5.	“LEDs are seeing the light more and more”, January 5, 2005, MENAFN.com

Corporate Developments / Significant Transactions

Acquisition of Lighting Science, Inc.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Las Vegas, Nevada-based corporation, which owned certain intellectual property related to the design and development of an ODL light bulb. The Company’s consolidated financial statements include the results of operations of Lighting Science, Inc. since June 1, 2004.

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

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent Office (“USPTO”) and were acquired by Lighting Science. Provisional patents are equivalent to a filing date placeholder in the USPTO. They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent. Subsequent to its acquisition by the Company, Lighting Science has filed four utility patent applications based on the initial four provisional patents within the one-year period. A fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology. In addition, four design patents will be filed on the appearance of the light bulb. Other appropriate intellectual property protection, such as copyright, trademark and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that attempts to protect and enhances the ODL technology ideas, concepts, methods and processes.

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

Agreement with Giuliani Capital Advisors

On February 15, 2005, Lighting Science Group Corporation entered into a letter agreement with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to the Company and a to-be-formed entity (the “Joint Venture”). The intent of the Joint Venture is to own streetlights and related lighting infrastructure targeting municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as partners/customers. As part of its services GCA has agreed to provide the following services:
•	Assist the company on an exclusive basis to raise capital for the Joint Venture;
•	Evaluate financial and organization structures on a non-exclusive basis relating to the Company’s different market opportunities;
•	Advise the Company on sources of debt and equity capital available to fund the Joint Venture;
•	Assist management in coordination between advisors and debt/equity underwriters;
•	Assist the Company to arrange meetings with various governmental entities and utilities, both domestic and international to acquire light poles and related infrastructure; and
•	If requested, assist the Company to raise equity or debt financing for other Company projects.

As consideration for the services to be provided by GCA, the Company agreed to pay GCA the following:

•	A non-refundable deposit of $150,000 (paid on March 31, 2005);
•	A market rate fee for all debt and/or equity capital raised for the Joint Venture; and
•	Reasonable expenses of GCA incurred in performing its services.

In addition, GCA will receive the following:
•	A financial advisory role in the Joint Venture on capital raising transactions on a case by case basis; and
•	A 20% ownership interest in the Joint Venture.

The Company also issued a warrant to GCA that is exercisable by GCA to purchase up to 1,650,000 shares of the Company’s common stock, subject to adjustment in certain circumstances as provided in the warrant. The 1,650,000 shares represented 3.2% of outstanding shares of common stock at February 15, 2005. The warrant has a five-year term and GCA may exercise the warrant in whole or in part at any time during the five-year term. The exercise price for each share of common stock is $.60 per share or $990,000 if GCA were to exercise all 1,650,000 shares under the warrant.

This transaction is further described in Form 8-K filed on February 23, 2005 along with a copy of the letter agreement between the parties.

Consulting Contract with Equity Group, Inc.

On February 10, 2005, the Company entered into a consulting contract with Equity Group, Inc. (“Equity”) to provide financial public relations and investor relations on behalf of the Company. In connection therewith, the Company agreed to issue Equity two warrants to purchase an aggregate of $600,000 worth of shares of the Company’s common stock with each warrant having an exercise price to be determined in the future. Each warrant will provide for the purchase of $300,000 worth of common stock of the Company. One of the warrants became fully vested upon the signing of the contract. The other warrant will become exercisable upon the first anniversary date of the consulting contact unless terminated earlier. Equity will receive $5,000 per month during the term of the contract.

Loans from Certain Directors and Members of Senior Management

Certain members of the board of directors and senior management (“Lender”) of the Company agreed to loan the Company an aggregate of $340,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the lenders for a total of 340,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the Notes are due on May 30, 2005. The notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party.

This transaction is further described in Form 8-K filed on April 21, 2005 along with a copy of the letter agreement between the parties.

Sources of Revenue

Sales of product commenced during the fourth quarter of 2004 via the Company’s web site. Sales were nominal during the fourth quarter as the result of product modifications made after the initial introduction of the product.

Human Resources

As of April 15, 2005, the Company employs 17 individuals representing its executive management, administrative staff, design and manufacturing staff, and its sales and marketing staff. There are no collective bargaining agreements existing within the Company.

As of April 15, 2005, the Company was obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $80,000 and $250,000 per year.

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, no litigation or threatened litigation exists against the Company. Management has no reason to believe that any other cause of action against the Company could, in good faith, be brought against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock is currently quoted in the NASDAQ pink sheets under the symbol “LSGP.PK.”

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

Common Stock
	HIGH	LOW
2005
First Quarter	1.85	1.68
2004
Fourth Quarter	2.28	0.55
Third Quarter	0.80	0.16
Second Quarter	0.80	0.16
First Quarter	0.32	0.16
2003
Fourth Quarter	0.64	0.16
Third Quarter	1.44	0.64
Second Quarter	1.44	0.48
First Quarter	0.64	0.16
2002
Fourth Quarter	1.12	0.16
Third Quarter	1.60	0.48
Second Quarter	1.92	0.96
First Quarter	0.48	0.32

The high and low prices (based on the average bid and ask price) for the Company’s common stock as reported by the Bulletin Board OTC and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions.

According to the Company’s stock transfer agent as of April 18, 2005, there were approximately 235 holders of record of the Company’s common stock, not including: (1) holders of shares held in brokerage accounts; and (2) holders of pre reverse-split certificates who have not yet submitted their certificates for conversion.

Dividends

The payment by the Company of dividends, if any, rests within the discretion of the board of directors and, among other things, will depend upon the Company’s earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not paid cash dividends on its common stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

The holders of Series A Senior Convertible Preferred Stock (“the Preferred Stock”) are entitled to receive out of funds legally available therefore, when and if declared by the Company, dividends at the rate per annum of $.30 for each outstanding share of the Preferred Stock. Dividends cumulate and accrue ratably from and after the date of issuance of the Preferred Stock, for each day that shares of the Preferred Stock are outstanding. No such preferred dividends have been declared. At December 31, 2004, dividends on the Preferred Stock totaling $1,640,000 were in arrears. The size of the board may be increased by one director, up to a maximum of 13 directors, each time the cumulative dividends payable on the Preferred Stock are in arrears in an amount equal to two (2) full quarterly dividend payments. The holders of the Preferred Stock, voting separately as a single class, are entitled to elect these additional directors. The voting rights of the holders of the Preferred Stock for these directors continue until all cumulative dividends have been paid in full. Currently, the holders of the Preferred Stock, voting separately as a single class, are entitled to increase the number of directors comprising the Company’s board by four members. Additional information with respect to the Preferred Stock is presented in the “Liquidity and Capital Resources” section of Item 6, herein.

Private Placement

In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under Regulation D of the Securities Act of 1933. As of the date of this report, a total of $3,864,890 had been raised through the sale of 18,341,906 shares of the Company’s common stock. The Company does not plan to issue any additional common stock under the terms of the Lighting Science Private Placement.

On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

[As noted in Form 10-KSB as originally filed with the Securities and Exchange Commission on February 9, 2005, it was the opinion of management that the Fresh-start financial statements prepared for the Company would not be comparable with those prepared before the Plan of Reorganization was confirmed because they were, in effect, the financial statements of a new entity. As a result, management limited its discussion and analysis to the period beginning with effective date of the confirmation of the Plan of Reorganization (September 26, 2003) and ending with December 31, 2004. On March 18, 2005, the Company received a letter from the Securities and Exchange Commission noting that, “…it is the staff’s position to require the presentation of predecessor financial statements.” As a result, the financial statements of the Company have been amended to reflect the activity that occurred between the dates of January 1, 2003 and September 26, 2003. To conform this Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - to the amended financial statements, the Company hereby includes a discussion of the Company’s operations for the period commencing January 1, 2003 and ended December 31, 2003.]

Results of Operations

For the years December 31, 2004 and December 31, 2003, the Company reported consolidated net losses of $3,771,000 and $1,700,000, respectively.

Calendar Year 2004
For the year ended December 31, 2004, the Company reported a net loss of $3,771,000. The reported loss for 2004 is attributable to several factors: (1) the lack of significant revenue for the first three quarters of the year and only nominal revenue in the fourth quarter from sales activities associated with the soft launch of the first of several planned product lines; (2) the necessity of maintaining a viable corporate overhead throughout the due diligence process of searching for investment opportunities during the first five months of the year and for the remainder of the year; and (3) a ramp-up in staff needed to support the research and development activities as well as the sales and marketing efforts in conjunction the acquired technology.

Calendar Year 2003
For the year ended December 31, 2003, the Company incurred losses totaling $1,700,000. In management’s opinion, these losses were incurred in two distinct periods during the calendar year — the 2003 Pre-Confirmation period and the period from September 26, 200 through December 31, 2003 (the “2003 Post-Confirmation period”).

The 2003 Pre-Confirmation Period

During the period January 1 through September 26, 2003 the Company oversaw the activities of its two operating subsidiaries, Lifeline Home Health Services, Inc. (“LHHS”) and Lifeline Managed Home Care, Inc. (“LMHC”). During this time period, the Company and the two subsidiaries were operating as debtors-in-possession under Chapter 11 of the federal bankruptcy law.

As the result of actions by certain competitors, LHHS suffered considerable attrition in its professional nursing staff and its administrative staff during the latter part of the summer of 2003. On September 15, 2003, LHHS made the decision that it was in the best interest of its patients to cease operations and to discharge its patients to other home healthcare agencies. LHHS subsequently requested that the Chapter 11 bankruptcy case be converted to a proceeding under Chapter 7. The remaining assets of LHHS were liquidated by a United States Trustee under the supervision of the Court.

Concurrent with the closing of the operations of LHHS, LHMC was also forced to cease its operations because the two companies shared office space, employees, and other resources. On or about September 15, 2003, LMHC withdrew its Chapter 11 petition. The primary creditor of Lifeline Management Group, Inc. (the parent of LHHS and LMHC) was Match, Inc. (“Match”), which is an entity controlled by Ronald E. Lusk, the Company’s chairman. Match foreclosed upon the stock of Lifeline Management Group, Inc. on or about September 15, 2003.

Thus, as of the effective date of the plan of reorganization for The Phoenix Group Corporation (September 26, 2003), the Company had one subsidiary, Americare Management, Inc., which had no assets and no operations. As a result of having no operations at the subsidiary level or within the parent itself, as of September 26, 2003, the Company essentially reentered the development stage.

During the 2003 Pre-Confirmation period, the Company incurred a consolidated net operating loss of $1,291.000. This loss was comprised of $3,525,000 in revenue less $3,974,000 in operating expenses for an operating loss of $449,000. This activity was almost completely attributable to the home healthcare business of the two operating subsidiaries. An additional $842,000 of accrued interest expense that was primarily attributable to the parent corporation brought the consolidated net loss to $1,291,000 for the 2003 Pre-Confirmation period.

The 2003 Post-Confirmation Period

For the period beginning September 26, 2003 and ending December 31, 2003, the Company reported a net loss of $409,000. The loss was largely comprised of accrued expenses for salaries, directors’ fees, and rent. During this period, Management was evaluating various investment opportunities that were presented to it.

Aggregate Loss for 2003

The loss during the 2003 Pre-Confirmation Period of $1,291,000 combined with the loss of $409,000 for the Post-Confirmation period yielded a consolidated net loss of $1,700,000 for the year ended December 31, 2003. The operating loss was primarily incurred in the home healthcare business, with accrued interest expense on the debt of the parent corporation (prior to the confirmation of the Plan) having contributed significantly to increasing the loss.

Liquidity and Capital Resources

Conversion of Debt and Equity held by Match

As originally noted in the Form 10-KSB as filed on February 9, 2005, at December 31, 2004 the Company reported a working capital deficit of $1.085 million. However, at that time 96% (approximately $2.2 million) of the Company’s current liabilities were comprised of a note and the accumulated interest thereon payable to Match. After reviewing a report from its outside financial advisors, the board of directors concluded that the nature of the Company’s outstanding debt was inconsistent with its future best interests and that a proposal to convert the debt into common stock of the Company should be explored. Mr. Lusk proposed a conversion price of $1.725 per share, the average of the closing price of the common stock over the five-day period ended March 15, 2005. Upon noting that the average trading price of the stock was $1.50 per share at the time the proposal was reviewed and that Mr. Lusk was willing to reduce the accrued interest payable on the note by $250,000, the board decided that it was in the best interest of the Company to accept the proposal from Mr. Lusk. As a result, the board of directors of the Company voted on April 11, 2005 to accept the offer and convert the debt of $1,851,299 plus the remaining accrued interest of $91,226 into 1,126,101 shares of common stock of the Company.

Mr. Lusk also proposed a similar plan to convert the preferred stock and the accumulated unpaid dividend thereon to common stock of the Company. On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock at a price of $3.75 per share, or a total of $2 million. The preferred stock, owned by Match at the date of the conversion, carried cumulative dividends of $0.30 per annum for each share and conversion rights to common stock. The cumulative unpaid dividend with respect to the preferred stock was $1,670,685, producing a total liquidation preference of $3,670,685. Mr. Lusk proposed the same conversion price of $1.725 per share. The board also voted to convert the preferred stock and cumulative dividend to 2,127,933 shares of common stock.

Capital Requirements

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

The Company has retained the services of a financial consulting firm to assist with strategic review and to formulate proposed plans and actions for consideration by the board of directors of the Company. Upon the recommendation of the financial consulting firm, the Company employed the services of an investment banking firm to raise capital to fund the ongoing operations of the Company and to finance the design and manufacturing of the Company’s products. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company will be successful.

Certain members of the board of directors and senior management (“Lender”) of the Company agreed to loan the Company an aggregate of $340,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% Commitment fee to each Lender and (iii) issue a warrant to each Lender for the purchase of 340,000 shares of Company common stock, par value $.001 at an exercise price of $1.50 per share. The principal and interest on the notes are due on May 30, 2005. The notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon such evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in timely alerting the Company’s management to material information relating to the Company to be included in the reports that the Company files or submits pursuant to the Exchange Act.

Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 or the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

J. Michael Poss, 53, has served as chief financial officer of the Company since May 2002. Prior to his association with Phoenix, Mr. Poss served as executive vice president of Zix Corporation from April 2000 through February 2002 where he was involved in sales, marketing, investor relations, and the negotiation of strategic alliance agreements with industry-leading partners. Prior to moving to Zix Corporation, Mr. Poss held the position of chief financial officer of The Perot Group, the family office operation of Ross Perot. Before joining Mr. Perot in 1979, Mr. Poss worked for Arthur Young & Company. He was awarded his Certified Public Accountant designation in 1978, and he received a Bachelor of Business Administration degree from the University of Texas at Austin in 1973. Mr. Poss is also a licensed attorney, having graduated from the University of Texas Law School in 1976. Mr. Poss has served as a director of the Company since September 2003.

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

The table below sets out the information with respect to the compensation of the executive officers for the year 2004.

SUMMARY OF COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($) *	Other Annual Compensation ($)	Restricted Stock Award(s) ($) **	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Ronald E. Lusk	2004	117,308	88,880	--	94,839	--	--	--
CEO	2003	65,971	--	--	65,971	--	--	--
	2002	43,727	--	--	--	--	--	--

J. Michael Poss	2004	58,846	108,443	--	95,608	--	--	--
CFO	2003	153,786	--	--	64,238	--	--	--
	2002	28,421	--	--	--	--	--	--

K. Shane Hartman	2004	77,308	64,046	--	76,741	--	--	--
CIO	2003	145,559	--	--	52,363	--	--	--
	2002	50,452	--	--	--	--	--	--

Kathryn D. Fuller	2004	43,077	99,117	--	37,171	--	--	--
Corp Secretary	2003	70,473	--	--	25,488	--	--	--
	2002	17,156	--	--	--	--	--	--

Frederick S. Maxik	2004	124,117	37,500	1,200	33,333	--	--	--
CTO	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Stan T. Waldrop	2004	1	--	--	--	--	--	--
President	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Phillip R. Lacerte	2004	1	--	--	--	--	--	--
Exec VP	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Director	Amount
Robert E. Bachman	$50,000
John Collingwood	20,833
Donald Harkleroad	50,000
Ron E. Lusk	50,000
Fred S. Maxik	20,833
Robert McMongile	17,742
J. Michael Poss	50,000
Daryl Snadon	50,000
Robert L. Woodson, III	50,000
Frank Yetter	29,167
Total	$388,575

Effective January 1, 2005, the three directors of the Company who are also employees of the Company (Mr. Lusk, Mr. Maxik, and Mr. Poss) will no longer receive compensation for their service as members of the board of directors.

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

The ownership, as of April 15, 2005, of voting stock by all directors and executive officers of the Company subsequent to: (1) the conversion of the Preferred Stock and certain debt into shares of the Company’s common stock (as described in Item 6 herein); and (2) the issuance of additional shares to outside directors is set out in the table below.

	Common Stock		Preferred Stock
Current Directors and Executive Officers	Shares Owned	Percent of Class	Shares Owned	Percent of Class
Robert E. Bachman	360,057	0.66%
John Collingwood	3,555,020	6.50%
Kathryn D. Fuller	919,453	1.68%
Donald R. Harkleroad	673,027	1.23%
K. Shane Hartman	1,239,939	2.27%
Phil Lacerte	6,614,584	6.61%
Ronald E. Lusk	7,875,699	14.41%	-	-
Fredric S. Maxik	2,673,260	4.89%
Robert McMonigle	129,036	0.24%
J. Michael Poss	1,549,016	2.83%
Daryl Snadon	1,083,247	1.98%
Stan Waldrop	2,825,834	5.17%
Robert L. Woodson, III	470,905	0.86%
Directors and officers as a group	26,969,077	49.33%	-	-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, the Company is obligated under the terms of a line of credit agreement to Match in the amount of $2,166,853 at December 31, 2004. Ronald E. Lusk, chairman and chief executive officer of the Company controls Match as president and trustee of the Ronald E. Lusk Revocable Trust (“the Trust”), the sole shareholder of Match. The line of credit agreement with Match is available up to a limit of $2 million; bears interest at prime plus 1% on the note balance and prime plus 2% on any unpaid interest amounts; is due on demand and is secured by all assets of the Company. This note obligation includes accrued interest of approximately $315,554 at December 31, 2004.

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

As described in “Liquidity and Capital Resources” in Item 6 herein, Match converted the debt to shares of common stock on April 11, 2005.

ITEM 13. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S - B

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated May 2, 2005, by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated May 2, 2005, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated May 2, 2005, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated May , 2005, by J. Michael Poss, Chief Financial Officer.

99.1*	Letter March 31, 2005 from Lighting Science Group Corporation to the Securities and Exchange Commission

(b)	Reports on Form 8-K

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

* Filed herewith.
** Furnished herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s principal accountant total $65,837 as of the date of this report.

Non-Audit-Related Fees

No non-audit-related fees have been billed by the Company’s principal accountant for any period.

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

LIGHTING SCIENCE GROUP CORPORATION

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	May 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	May 2, 2005

By:	/s/ J. Michael Poss
J. Michael Poss, Chief Financial Officer and Director

Date:	May 2, 2005

By:	/s/ Robert E. Bachman
Robert E. Bachman, Director

Date:	May 2, 2005

By:	/s/ John Collingwood
John Collingwood, Director

Date:	May 2, 2005

By:	/s/ Donald R. Harkleroad
Donald R. Harkleroad, Director

Date:	May 2, 2005

By:	/s/ Fred S. Maxik
Fred S. Maxik, Director

Date:	May 2, 2005

By:	/s/ Robert McMonigle
Robert McMonigle, Director

Date:	May 2, 2005

By:	/s/ Daryl Snadon
Daryl Snadon, Director

Date:	May 2, 2005

By:	/s/ Robert L. Woodson, III
Robert L. Woodson, Director

Date:	May 2, 2005

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lighting Science Group Corporation

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and subsidiaries (a development stage company) (formerly The Phoenix Group Corporation) (the Company) as of December 31, 2004 and September 26, 2003 (pre-confirmation period), and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004, the period from September 26, 2003 through December 31, 2003, the period from September 26, 2003 through December 31, 2004 and the period from January 1, 2003 through September 26, 2003 (pre-confirmation period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting Science Group Corporation and subsidiaries as of December 31, 2004 and September 26, 2003, and the consolidated results of their operations and cash flows for the periods indicated above, in conformity with United States generally accepted accounting principles.

As discussed in the “Explanatory Note to Amended Consolidated Financial Statements,” the Company emerged from bankruptcy on September 16, 2003 (effective September 26, 2003), hereafter referred to as the “post-confirmation” period, and the Company accounted for the reorganization using fresh-start accounting and reporting in accordance with Statement of Position (SOP) 90-7, “Financial Reporting Entities in Reorganization Under the Bankruptcy Code.” Accordingly, the post-confirmation financial statements are not comparable to the pre-confirmation financial statements.

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

Turner Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
February 9, 2005 (except for the pre-confirmation period and Note 12, which is dated as of April 15, 2005)

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	December 31, 2004	September 26, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$987,023	$278
Accounts receivable	1,141	-
Inventory	13,770	-
Prepaid expenses	163,539	-
Total current assets	1,165,473	278

PROPERTY AND EQUIPMENT, net (Note 6)	310,475	-

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224	2,793,224
Intellectual property, net (Notes 2 and 6)	1,168,883	-
Property rights agreement, net (Notes 2 and 6)	856,306	-
Goodwill (Note 2)	154,097	-
Security deposits	27,215	-
Total other assets	4,999,725	2,793,224

TOTAL ASSETS	$6,475,673	$2,793,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,636	$-
Accrued compensation	17,899	-
Accrued interest payable to related party	315,554	674,703
Note payable - related party	1,851,299	1,851,299
Current portion of note payable - related party	25,000	-
Total current liabilities	2,250,388	2,526,002

LONG-TERM DEBT
Note payable - related party	150,000	-

TOTAL LIABILITIES	2,400,388	2,526,002

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares
authorized; 533,333 shares issued and outstanding (Note 9)	533	533
Common Stock, $.001 par value, 500,000,000 shares authorized,
51,297,256 shares and 16,685,446 shares issued and outstanding
at December 31, 2004 and September 26, 2003, respectively	51,297	16,685
Stock subscriptions receivable	(26,000)	-
Additional paid-in-capital	8,229,648	250,282
Accumulated deficit during the development stage	(4,180,193)	-
TOTAL STOCKHOLDERS’ EQUITY	4,075,285	267,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,475,673	$2,793,502

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2004	September 26, 2003 through December 31, 2003	Cumulative from September 26, 2003 through December 31, 2004	January 1, 2003 through September 26, 2003
Revenue	$3,404	$-	$3,404	$3,524,732
Cost of goods sold	(2,076)	-	(2,076)	-
Gross margin	1,328	-	1,328	3,524,732

Operating expenses:
Selling, general and administrative	1,483,264	79,451	1,562,715	925,306
Compensation and related expenses	1,148,426	208,061	1,356,487	3,048,070
Consulting fees	624,934	-	624,934	-
Directors fees	388,575	87,500	476,075	-
Total operating expenses	3,645,199	375,012	4,020,211	3,973,376
Operating income (loss)	(3,643,871)	(375,012)	(4,018,883)	(448,644)

Interest income, other income and interest expense, net	(127,150)	(34,160)	(161,310)	(842,613)
Net loss	$(3,771,021)	$(409,172)	$(4,180,193)	$(1,291,257)

Basic net loss per weighted average common share	$(0.119)	$(0.025)	$(0.147)	$(0.155)

Weighted average number of common shares outstanding	31,668,957	16,685,446	28,529,863	8,335,961

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD BEGINNING JANUARY 1, 2003 AND ENDED DECEMBER 31, 2004
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid in Capital	Accumulated Deficit	Total

Balance at January 1, 2003	533,333	$533	8,301,217	$8,301	$-	$51,670,187	$(78,495,394)	$(26,816,373)

Net loss	-	-	-	-	-	-	(1,291,257)	(1,291,257)

Adjustments to conform to provisions of "Fresh Start" accounting (Note 3)	-	-	-	-	-	(51,670,187)	79,786,651	28,116,464

Issuance of common stock to creditors pursuant to plan of reorganization (Notes 3 and 12)	-	-	8,384,229	8,384	-	250,282	-	258,666

Balance at September 26, 2003	533,333	533	16,685,446	16,685	-	250,282	-	267,500

Net loss	-	-	-	-	-	-	(409,172)	(409,172)

Balance at December 31, 2003	533,333	533	16,685,446	16,685	-	250,282	(409,172)	(141,672)

Issuance of common stock in private placement (Note 10)	-	-	18,341,906	18,343	(26,000)	3,846,547	-	3,838,890

Issuance of common stock to acquire subsidiary (Note 2)	-	-	9,452,491	9,452	-	2,221,645	-	2,231,097

Issuance of common stock in payment of operating expenses	-	-	6,817,413	6,817	-	1,911,174	-	1,917,991

Net loss	-	-	-	-	-	-	(3,771,021)	(3,771,021)

Balance at December 31, 2004	533,333	$533	51,297,256	$51,297	$(26,000)	$8,229,648	$(4,180,193)	$4,075,285

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31, 2004	September 26, 2003 through December 31, 2003	Cumulative from September 26, 2003 through December 31, 2004	January 1, 2003 through September 26, 2003
OPERATING ACTIVITIES
Net loss	$(3,771,021)	$(409,172)	$(4,180,193)	$(1,291,257)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Expenses paid by issuance of common stock	1,551,700	-	1,551,700	-
Depreciation and amortization	259,251	-	259,251	8,335
Changes in:
Accounts receivable	(1,141)	-	(1,141)	454,912
Prepaids	(157,956)	-	(157,956)	(3,393)
Inventory	(13,770)	-	(13,770)	6,693
Accounts payable	40,636	-	40,636	132,578
Accrued expenses and other liabilities	124,590	394,868	519,458	1,015,810
Security deposits	(27,215)	-	(27,215)	(3,159)
Net cash provided by (used by) operating activities	(1,994,926)	(14,304)	(2,009,230)	320,519

INVESTING ACTIVITIES
Cash on hand in subsidiaries at foreclosure	-	-	-	(130,171)
Cash in bank of subsidiary at date of acquisition	10,000	-	10,000	-
Purchase of property and equipment	(327,915)	-	(327,915)	(19,433)
Net cash used by investing activities	(317,915)	-	(317,915)	(149,604)

FINANCING ACTIVITIES
Loan from stockholder	29,541	50,000	79,541	-
Repayment of loan to stockholder	(78,041)	(1,500)	(79,541)	-
Notes payable	(25,000)	-	(25,000)	(122,338)
Proceeds of private placement	3,338,890	-	3,338,890	-
Net cash provided by financing activities	3,265,390	48,500	3,313,890	(122,338)

Net increase in cash	952,549	34,196	986,745	48,577
Cash at beginning of period	34,474	278	278	(48,299)
Cash at end of period	$987,023	$34,474	$987,023	$278

Interest paid	$30,152	$-	$30,152	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of accrued interest on note to related party	$500,000	$-	$500,000	$-
Stock issued to pay accrued liabilities	$360,707	$-	$360,707	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note to Amended Consolidated Financial Statements

On February 9, 2005, Lighting Science Group Corporation (“the Company”) filed Form 10-KSB for the year ended December 31, 2004 with the Securities and Exchange Commission. Included in the comparative financial statements for prior periods were the financial statements of the Company for the period beginning September 26, 2003 through December 31, 2003. The beginning date for this period (September 26, 2003) coincided with the effective date of the confirmation of the plan of reorganization approved by the creditors of the Company and confirmed by the U.S. Bankruptcy Court for the Northern District of Texas on September 16, 2003.

It was the opinion of the Company at the time the 2004 financial statements were prepared and filed with Form 10-KSB that the inclusion of the activity from January 1 through September 25, 2003 (“the Pre-Confirmation period”) in the comparative financial statements would not enhance the overall disclosure in the filing. In fact, it was the opinion of the Company that to include the financial information for the Pre-Confirmation period might be confusing and possibly misleading. In omitting the information for the period January 1, 2003 through September 25, 2003, the Company relied upon Statement of Position (SOP) 90-7, Financial Reporting Entities in Reorganization Under the Bankruptcy Code published by the American Institute of Certified Public Accountants. The last sentence of footnote 2 of paragraph 40 thereof states, “Attempts to disclose and explain exceptions that affect comparability would likely result in reporting that is so unwieldy it would not be useful.”

On March 18, 2005, the Company received a letter from the Securities and Exchange Commission noting that, “…it is the staff’s position to require the presentation of predecessor financial statements.” As a result, the financial statements of the Company have been amended to reflect the activity that occurred between the dates of January 1, 2003 and September 25, 2003. The financial statements for this period have been audited by the independent registered public accounting firm of Turner, Stone & Company, LLP.

In an effort to mitigate any confusion that may be caused by the inclusion of the information for the Pre-Confirmation period, the Company will employ the following conventions, visual indicators, and procedures for presenting the consolidated financial statements and the notes to the consolidated financial statements. In each of the four financial statements (Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows), the information for the Pre-Confirmation period has been added to the original financial statement in bold face type.
With respect to the Notes to the Financial Statements, a bifurcated approach has been employed. The Notes to the Financial Statements for the period ended December 31, 2004 are presented without change (unless otherwise noted) in their original, numbered format at the beginning of each note. A label above each note identifies it as “Post-Confirmation” (meaning that the note relates to a time period commencing after September 25, 2003). The Notes to the Financial Statements for the period beginning January 1, 2003 and ended September 25, 2003, are presented below the Post-Confirmation note to which each Pre-Confirmation note most closely relates. The notes for the time period beginning January 1, 2003 and ended September 25, 2003 are labeled “Pre-Confirmation.” For those footnotes that provide essentially the same disclosure in both the Post-Confirmation and Pre-Confirmation periods, these labels are not used, and the disclosures are presented only once.

To further differentiate the discussion in the Notes to the Financial Statements, the following distinction has been adopted. In the notes for the Post-Confirmation period, the registrant is referred to as “Lighting Science Group Corporation” or “the Company.” In the notes for the Pre-Confirmation period, the registrant is referred to as “The Phoenix Group Corporation,” “the Corporation,” or “Phoenix.” The reason for employing this distinction is that until December 23, 2004, the name of the corporation was The Phoenix Group Corporation. On that date the Company published a press release announcing its decision to change its name to Lighting Science Group Corporation by means of a parent/subsidiary merger with its wholly owned subsidiary, Lighting Science, Inc. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005. Consequently, Form 10-KSB for the year 2004 was filed with the name of the registrant shown as Lighting Science Group Corporation. The Form 10-KSB for the preceding year (the period from September 26, 2003 through December 31, 2003) was filed in the name of The Phoenix Group Corporation. Therefore, there is consistency in referring to the Company as The Phoenix Group Corporation in the notes to the financial statements for the period beginning January 1, 2003 and ended September 25, 2003.

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Post-Confirmation

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

Pre-Confirmation

Nature of Business

The Phoenix Group Corporation (“Phoenix” or “the Corporation”) is a Delaware corporation organized in June 1988. The Corporation’s wholly owned subsidiaries during the period or for portions of the period were Lifeline Management Group, Inc., Lifeline Home Health Services, Inc. (“LHHS”), Lifeline Managed Home Care, Inc. (“LMHC”), and Americare Management, Inc. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Except for a period spanning the years 2000 and 2001, Phoenix had been predominately engaged in providing healthcare management and ancillary services to the long-term care industry. On or about August 20, 2002, the Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”). The filing was made necessary by the actions of a creditor of the Corporation seeking to foreclose on a judgment obtained several years earlier. The Corporation lacked sufficient liquidity to satisfy the judgment and sought protection as a debtor-in-possession. The Court granted the requested status.

On or about October 15, 2002, three creditors of LHHS filed with the Court an involuntary petition under Chapter 7 of the United States Bankruptcy Code. LHHS requested the Court to convert the case to a Chapter 11 debtor-in-possession proceeding. The Court granted this request on December 2, 2002.

On or about March 7, 2003, LMHC filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. This action was necessitated by the actions of a creditor of LHHS that was claiming a security interest in the assets of LMHC. After hearing arguments by the creditor and LMHC, the Court ruled that the assets of LMHC were not subject to the security interest that the creditor held with respect to the LHHS assets.

During the summer of 2003, the Corporation filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the Court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Corporation received or eventually received (see Note 12 “Subsequent Events”) an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the ownership in the restructured entity - qualifies the Corporation to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 as discussed in Note 3.

As the result of actions by certain competitors, LHHS suffered considerable attrition in its professional nursing staff and its administrative staff during the latter part of the summer of 2003. On September 15, 2003, LHHS made the decision that it was in the best interest of its patients to cease operations and to discharge its patients to other home healthcare agencies. LHHS subsequently requested that the Chapter 11 bankruptcy case be converted to a proceeding under Chapter 7. The remaining assets of LHHS were liquidated by a United States Trustee under the supervision of the Court.

Concurrent with the closing of the operations of LHHS, LHMC was also forced to cease its operations because the two companies shared office space, employees, and other resources. On or about September 15, 2003, LMHC withdrew its Chapter 11 petition. The primary creditor of Lifeline Management Group, Inc. (the parent of LHHS and LMHC) was Match, Inc. (“Match”), which is a related party to the chairman of Phoenix, Ron Lusk. Match foreclosed upon the stock of Lifeline Management Group, Inc. on or about September 15, 2003.

Thus, as of the effective date of the plan of reorganization for The Phoenix Group Corporation (September 26, 2003), the Corporation had one subsidiary, Americare Management, Inc., which had no assets and no operations. As a result of having no operations at the subsidiary level or within the parent (Phoenix) itself, as of September 25, 2003, the Corporation essentially reentered the development stage.

Summary of Significant Accounting Policies

Use of Estimates

The most critical estimate in the Pre-Confirmation period relates to revenue recognition.

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

Under the Prospective Payment System (“PPS”) for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period on a daily basis. The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60-day episode, the appropriateness of the clinical assessment of each patient at the time of certification, and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments, which are determined by Corporation management based on historical trends. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

Status of Accounting Policies

As a result of: (1) the conversion of the Chapter 11 bankruptcy case of LHHS to a proceeding under Chapter 7 and the subsequent liquidation of the assets of LHHS; and (2) the foreclosure upon the stock of Lifeline Management Group, Inc. (the parent of LMHC), the Corporation effectively ceased its operations in the home healthcare business on or about September 15, 2003. Therefore, the accounting policies described above were no longer applicable as of September 26, 2003.

NOTE 2: ACQUISITION OF LIGHTING SCIENCE, INC.

Post-Confirmation

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

Pre-Confirmation

[Not applicable. The acquisition of Lighting Science, Inc. did not occur until June 1, 2004, which was subsequent to the end of the Pre-Confirmation period.]

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

Post-Confirmation

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

Pre-Confirmation

[Not applicable. As of September 25, 2003, the last day of the Pre-Confirmation period, the Corporation owned no property, equipment or other assets of a tangible and depreciable nature.]

NOTE 7: INCOME TAXES

The Corporation accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $20,900,000 at December 31, 2004 and $19,400,000 at September 26, 2003 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2018.

Any benefits realized in future periods from pre-confirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be credited to additional paid-in capital.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

Post-Confirmation

Match Loan

The $1,851,299 note payable at December 31, 2004 is due to Match, Inc., a company owned by a revocable trust controlled by the Company’s chairman and chief executive officer. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.25% at December 31, 2004) is due on demand and is secured by all of the assets of the Company. The accrued interest of $315,554 reflected on the accompanying consolidated balance sheet is owed to Match. See Note 12.

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

Note to Phibian S Trust

The remaining balance of $175,000 in Notes Payable - Related Party is due to Phibian S Trust (“the Trust”), a revocable trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company. At the date (June 1, 2004) the Company acquired Lighting Science, Inc., Maxik was a co-trustee of the Trust. Subsequent to the acquisition, Maxik resigned his position as co-trustee. Maxik exercises no control over the Trust, nor is he a beneficiary of the Trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science by the Company. Lighting Science is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles.

As an accommodation to the Trust and in anticipation of near-term sales in excess of $10,000 per month, the Company made an advance payment to the Trust on this note in the amount of $25,000 in October 2004. Based upon anticipated note payments beginning May 15, 2005, $25,000 of the note has been classified as a current liability. This note provides for no interest. However, under generally accepted accounting principles, an imputed amount of interest should be allocated. Such amount is not material.

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

Pre-Confirmation

The note payable in the amount of $1,851,299 at September 25, 2003 is due to Match, Inc., a related party. Match, Inc. is owned by a revocable trust controlled by the Corporation’s chairman and chief executive officer. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5% at September 25, 2003) on the note balance and prime plus 2% on any unpaid interest amounts, is due on demand and is unsecured. No interest payments were made on the note since its inception on November 17, 1998 through September 26, 2003. The accrued interest of $674,703 reflected on the accompanying consolidated balance sheet is owed to Match, Inc. During the period beginning January 1, 2003 and ended September 26, 2003, a total of $93,100 of interest expense was accrued on the note. This amount is included in the accrued interest balance at September 26, 2003. See Note 12.

NOTE 9: PREFERRED STOCK

Post-Confirmation

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At December 31, 2004, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 614,233 shares of common stock. At December 31, 2004, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,640,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,640,000 at December 31, 2004. See Note 12.

At the date of acquisition of Lighting Science, Inc. by the Company (June 1, 2004), Lighting Science, Inc. had 100,000 shares of preferred stock authorized with no shares issued or outstanding. As of December 31, 2004, this issue of preferred stock was still authorized, however no shares had been issued. Effective January 1, 2005, this stock was cancelled under the merger agreement between Lighting Science, Inc. and its parent company, Lighting Science Group Corporation.

Pre-Confirmation

At September 26, 2003, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 121,723 shares of common stock. At September 26, 2003, dividends in arrears but not declared by the Corporation on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,438,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,438,000 at September 26, 2003. See Note 12.

NOTE 10: COMMON STOCK - PRIVATE PLACEMENT

Post-Confirmation

In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. This exemption allows the Company to raise no more than $5,000,000 during a twelve-month period. As of the date of this report, a total of $3,864,890 had been raised through the sale of 18,341,906 shares of the Company’s common stock. The Company does not plan to issue any additional common stock under the terms of the Lighting Science Private Placement. See Note 12.

Pre-Confirmation

[Not applicable. The Corporation commenced the private placement described in the preceding section subsequent to the end of the Pre-Confirmation period.]

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

NOTE 12: SUBSEQUENT EVENTS

Conversion of Preferred Stock and Debt held by Match

On April 12, 2005 the Company announced that Match had converted the 533,333 shares of Series A preferred stock and debt (See Notes 8 and 9) into common stock of the Company at a conversion price of $1.725 per share that was approximately 15% in excess of the market price of the stock at the date the conversion was proposed, resulting in fewer shares being issued to Match than would have been issued had the then current market price of the stock been used.

The preferred stock, owned by Match at the date of the conversion, carried cumulative dividends of $0.30 per annum for each share and conversion rights to common stock. The cumulative unpaid dividend with respect to the preferred stock was $1,670,685, producing a total liquidation preference of $3,670,685. Thus, the preferred stock owned by Match was converted into 2,127,933 shares of common stock.

The debt to Match of $1,851,299 plus $341,226 of accrued interest was also converted to common stock. Match offered to reduce the accrued interest by $250,000 and to convert the debt at the same conversion price of $1.725. As a result, the total of $1,942,525 due on the line of credit was converted into 1,126,101 shares of common stock of the Company.

Agreement with Giuliani Capital Advisors

On February 15, 2005, the Company entered into a letter agreement with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to the Company and a to-be-formed entity (the “Joint Venture”).

As consideration for the services to be provided by GCA, the Company agreed to pay GCA the following:

•	A non-refundable deposit of $150,000 (paid on March 31, 2005); and
•	A market rate fee for all debt and/or equity capital raised for the Joint Venture; and
•	Reasonable expenses of GCA incurred in performing its services.

In addition, GCA will receive the following:
•	A financial advisory role in the Joint Venture on capital raising transactions on a case by case basis; and
•	A 20% ownership interest in the Joint Venture.

The Company also issued a warrant to GCA that is exercisable by GCA to purchase up to 1,650,000 shares of the Company’s common stock, subject to adjustment in certain circumstances as provided in the warrant. The 1,650,000 shares represented 3.2% of outstanding shares of common stock at February 15, 2005. The warrant has a five-year term and GCA may exercise the warrant in whole or in part at any time during the five-year term. The exercise price for each share of common stock is $.60 per share or $990,000 if GCA were to exercise all 1,650,000 shares under the warrant.

Consulting Contract with Equity Group, Inc.

On February 10, 2005, the Company entered into a consulting contract with Equity Group, Inc. (“Equity”) to provide financial public relations and investor relations on behalf of the Company. In connection therewith, the Company agreed to issue Equity two warrants to purchase an aggregate of $600,000 worth of shares of the Company’s common stock with each warrant having an exercise price to be determined in the future. Each warrant will provide for the purchase of $300,000 worth of common stock of the Company. One of the warrants became fully vested upon the signing of the contract. The other warrant will become exercisable upon the first anniversary date of the consulting contact unless terminated earlier. Equity will receive $5,000 per month during the term of the contract.

Loans from Certain Directors and Members of Senior Management

Certain members of the board of directors and senior management (“Lender”) of the Company agreed to loan the Company an aggregate of $340,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the lenders for a total of 340,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the Notes are due on May 30, 2005. The notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party.

Private Placement

On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors.

Gross Sales Revenue from Street Lighting Contracts

The Company’s board of directors approved additional compensation to the outside directors, as a group, in an amount equal to three percent of the gross sales revenue of all street lighting contracts over the entire life of each contract.