Form 10QSB
period 2005-03-31
LIGHTING SCIENCE GROUP CORP
filed 2005-05-16
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2005

or

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

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__YES ____ NO

As of May 16, 2005, there were 54,908,104 shares of Common Stock issued and outstanding and 2,159,375 shares of Series A Senior Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:  ____YES __X__ NO

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARY
FORM 10-QSB
For the Quarter Ended March 31, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheet March 31, 2005

Consolidated Statements of Operations
        for the three months ended March 31, 2005
        for the three months ended March 31, 2004
        for the period beginning September 26, 2003 and ended March 31, 2005

Consolidated Statements of Cash Flows
        for the three months ended March 31, 2005
        for the three months ended March 31, 2004
        for the period beginning September 26, 2003 and ended March 31, 2005

Notes to Consolidated Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

ITEM 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

			Proforma Adjustments (See Note 12)
ASSETS	Per Books		Debit		Credit	Pro forma

CURRENT ASSETS
Cash and cash equivalents	$114,400	(3)	$6,225,000	(8)	$225,964	$6,373,436
		(5)	260,000
Accounts receivable	2,735		-		-	2,735
Inventory	49,020		-		-	49,020
Prepaid expenses	304,491		-		-	304,491
Total current assets	470,646		6,485,000		225,964	6,729,682

PROPERTY AND EQUIPMENT, net (Note 6)	317,873		-		-	317,873

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224		-		-	2,793,224
Intellectual property, net (Notes 2 and 6)	1,153,833		-		-	1,153,833
Property rights agreement, net (Notes 2 and 6)	767,722		-		-	767,722
Goodwill (Note 2)	154,097		-		-	154,097
Security deposits	7,983		-		-	7,983
Total other assets	4,876,859		-		-	4,876,859

TOTAL ASSETS	$5,665,378		$6,485,000		$225,964	$11,924,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,065		$-		$-	$24,065
Accrued payroll taxes	17,627		-		-	17,627
Accrued interest to affiliate	341,226	(2)	341,226		-	-
Note payable - related party	1,851,299	(2)	1,851,299		-	-
Current portion of note payable - related party	25,000		-		-	25,000
Notes payable - directors and officers	220,000	(6)	280,000	(5)	260,000	-
		(8)	200,000
Total current liabilities	2,479,217		2,672,525		260,000	66,692

LONG-TERM DEBT
Note payable - related party	150,000		-		-	150,000

TOTAL LIABILITIES	2,629,217		2,672,525		260,000	216,692

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares
authorized; 533,333 shares issued and outstanding (Notes 9 and 12)	533	(1)	533		-	-
6% Convertible Preferred Stock, $.001 par value, 2,656,250
shares authorized; 2,159,375 shares issued and outstanding (Notes 9 and 12)			-	(3)	6,910,000	7,210,086
				(6)	300,086
Common Stock, $.001 par value, 500,000,000 shares authorized, 51,414,903 shares issued and outstanding	51,415		-	(1)	2,128	54,669
				(2)	1,126
Additional paid-in-capital	8,421,448	(3)	685,000	(1)	1,669,090	15,153,777
		(6)	20,086	(2)	1,941,399
		(8)	25,964	(4)	3,692,531
				(7)	160,359
Accumulated deficit during the development stage	(5,437,235)	(1)	1,670,685	(2) (a )	250,000	(10,710,810)
		(4)	3,692,531
		(7)	160,359
TOTAL STOCKHOLDERS’ EQUITY	3,036,161		6,255,158		14,926,719	11,707,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665,378		$8,927,683		$15,186,719	$11,924,414

(1) To give effect to conversion of Series A Preferred Stock (Match, Inc.) to common stock during April 2005. See Note 12.
(2) To give effect to conversion of note payable (Match, Inc.) to common stock during April 2005. See Note 12.
(3) To give effect to sale of 6% Convertible Preferred Stock during May 2005. See Note 12.
(4) To give effect to 6% Preferred Stock deemed dividend for value assigned to warrants at date of issuance during May 2005. See Note 12.
(5) To give effect to additional loans from officers and directors during April 2005. See Note 8.
(6) To give effect to conversion of loans by certain officers and directors to 6% Convertible Preferred Stock. See Note 8.
(7) To give effect to 6% Preferred Stock deemed dividend for value assigned to warrants at date of issuance during May 2005. See Note 8.
(8) To give effect to repayment of loans to officers and directors electing not to convert to 6% Convertible Preferred Stock. See Note 8.
(a) This amount represents the accrued interest forgiven by Match, Inc. on the conversion of note payable in (2) above.  Such amount is reflected for purposes of the Pro Forma Balance Sheet in Accumulated deficit during the development stage since it will be taken to income in April 2005.  See Note 12.

The accompanying notes are an integral part of the consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative from September 26, 2003 through March 31, 2005
Revenue	$685	$-	$4,089
Cost of goods sold	-	-	(2,076)
Gross margin	685	-	2,013

Operating expenses:
Selling, general and administrative	526,278	62,664	2,088,993
Compensation and related expenses	364,644	200,836	1,721,131
Consulting fees	155,514	3,250	780,448
Directors fees	187,500	87,500	663,575
Total operating expenses	1,233,936	354,250	5,254,147
Operating income (loss)	(1,233,251)	(354,250)	(5,252,134)

Interest income, other income and interest expense, net	(23,791)	(32,424)	(185,101)
Net loss	$(1,257,042)	$(386,674)	$(5,437,235)

Basic net loss per weighted average common share	$(0.024)	$(0.023)	$(0.190)

Weighted average number of common shares outstanding	51,359,904	16,685,446	28,592,511

The accompanying notes are an integral part of the consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative from September 26, 2003 through March 31, 2005
OPERATING ACTIVITIES
Net loss	$(1,257,042)	$(386,674)	$(5,437,235)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	187,500	-	1,739,200
Depreciation and amortization	120,491	-	379,742
Changes in:
Accounts receivable	(2,076)	-	(3,217)
Prepaid expenses	(146,535)	-	(304,491)
Inventory	(11,750)	-	(25,520)
Accounts payable	(16,571)	-	24,065
Accrued expenses and other liabilities	210	365,214	519,668
Security deposits	(4,267)	-	(31,482)
Net cash used by operating activities	(1,130,040)	(21,460)	(3,139,270)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	-	-	10,000
Purchase of property and equipment	(24,255)	-	(352,170)
Net cash used by investing activities	(24,255)	-	(342,170)

FINANCING ACTIVITIES
Loans from directors	220,000	-	220,000
Loan from stockholder	-	-	79,541
Repayment of loan to stockholder	-	(4,440)	(79,541)
Notes payable - related party	25,672	-	672
Proceeds from private placement	36,000	-	3,374,890
Net cash provided by (used by) financing activities	281,672	(4,440)	3,595,562

Net increase (decrease) in cash	(872,623)	(25,900)	114,122
Cash at beginning of period	987,023	34,474	278
Cash at end of period	$114,400	$8,574	$114,400

Interest paid	$-	$-	$30,152

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to pay interest to related party	$-	$-	$500,000
Stock issued to pay accrued liabilities	$-	$-	$360,707

The accompanying notes are an integral part of the consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiary during the period was Americare Management, Inc. Americare Management, Inc. had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

As of March 31, 2005, the Company continues its operation as a development stage company, not having had appreciable revenue during its last fiscal year or the first calendar quarter of 2005. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Manufacturers of LEDs have made substantial progress in the past few years, but the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

Through the development of its Optimized Digital Lighting™ (“ODL™”) technology, the Company believes that it has begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. The Company has developed several enabling technologies that form the basis of the intellectual property for which it has filed for patent protection.

The Company is currently designing several products for the consumer lighting market as well as commercial products for the streetlight and parking lot lighting sector. The Company has formed a strategic alliance with a major financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

Summary of Significant Accounting Policies

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively “the Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (“the Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

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

Inventories

Inventories, which consist of components and light bulbs designed by the Company and assembled by a third-party manufacturer, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Prepaid expenses

Prepaid expenses consist of consulting fees of $150,000 paid to a financial consulting firm during the fourth quarter of 2004. Prepaid expenses for the consulting fees are being amortized over the twelve-month period the services are estimated to be provided commencing January 1, 2005. Also, consulting fees of $150,000 paid to a financial consulting firm (Note 11) in March 2005 will be expensed over the twelve-month period (commencing April 1, 2005) during which the services are anticipated to be provided.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $16,858, $ - 0 -, and $34,538 for the three month period ended March 31, 2005, the three month period ended March 31, 2004, and cumulatively for the period beginning September 26, 2003 and ended March 31, 2005, respectively.

Other assets

Other assets consist of acquisition-related intangible assets and an intangible asset arising upon the Company’s emergence from bankruptcy.

Acquisition-related intangible assets

The acquisition of the stock of Lighting Science, Inc. on June 1, 2004 necessitated an allocation of the purchase price among the assets of the acquired company. An independent valuation firm was engaged by the Company to perform this allocation. At the date of acquisition, Lighting Science, Inc. owned no tangible assets. As a result, the net purchase price of $2,231,097 was allocated to current assets, three classes of intangible assets, and liabilities as follows: Cash - $10,000; Intellectual Property - $1,204,000; Proprietary Rights Agreement - $1,063,000; Goodwill - $154,097, and Notes Payable - $200,000. The acquisition of Lighting Science, Inc. is described in greater detail in Note 2.

Intellectual property, which includes, but is not limited to, provisional patents, copyrights, intellectual assets and proprietary know-how, was recorded effective June 1, 2004 as a part of the allocation of the purchase price of Lighting Science, Inc. The intellectual property is being amortized over twenty years beginning June 1, 2004.

Amortization expense was $15,050, $ - 0 -, and $50,167 for the three month period ended March 31, 2005, the three month period ended March 31, 2004, and cumulatively for the period beginning September 26, 2003 and ended March 31, 2005, respectively.

The proprietary rights agreement between the Company and Fredric Maxik (the Company’s chief technology officer and the developer of the technology acquired by the Company), ensures that all intellectual property created and/or developed by Maxik during his employment and for some period thereafter shall be assigned to the Company as well as precluding Maxik from competing with or providing services for entities in competition with the Company or that have technology similar to the Company for a period of time following his employment termination with the Company. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science, Inc. This asset is being amortized over three years, which is the period covered by the agreement.

Amortization expense was $88,583, $ - 0 -, and $295,277 for the three month period ended March 31, 2005, the three month period ended March 31, 2004, and cumulatively for the period beginning September 26, 2003 and ended March 31, 2005, respectively.

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

Revenue

Sales of product commenced during the fourth quarter of 2004 through the Company’s web site. Product sales are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon delivery to the carrier. During the first quarter of 2005, the Company discontinued the sales of its initial products through its web site in order to focus its attention on the development of an improved product line.

As of the date of this report, the Company has no reason to believe that an allowance for product returns is necessary.

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

No effect has been given to the assumed conversion of the preferred stock (Note 9) because the effect would be anti-dilutive.

NOTE 2: ACQUISITION OF LIGHTING SCIENCE, INC.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Delaware corporation based in Las Vegas, Nevada, which owned certain intellectual property related to the design and development of an ODL light bulb. On December 23, 2004, The Phoenix Group Corporation (the predecessor to Lighting Science Group Corporation and the entity that acquired Lighting Science, Inc.) announced its decision to change its name to Lighting Science Group Corporation by means of a parent/subsidiary merger with Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science, Inc. with and into The Phoenix Group Corporation and to change the name. The Company began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005.

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

Subsequent to the acquisition of Lighting Science, Inc., the Company filed four utility patent applications (thereby complying with the one-year time period mentioned above) based on the initial four provisional patents. In addition, a fifth utility patent application has also been filed to provide further protection to the ODL technology, and therefore there are currently five utility patents pending with respect to the ODL technology before the USPTO. It is anticipated that it will be about 18 months to two years from the date of filing of the utility applications before the USPTO will issue a response to the filing.  Two design patents have been filed on the appearance of the light bulb, thereby bringing the total to seven utility and design patents pending before the USPTO. Additionally, with respect to proprietary branding of its products and services, the Company has filed for federal trademark/service registrations on four marks and anticipates filing additional registrations on other marks and logos, and, as appropriate, the Company has also established common law trademark protection on several marks and logos. Further, other appropriate intellectual property protection, such as copyright and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of the Company to develop an intellectual property portfolio that protects and enhances the ODL technology ideas, concepts, methods and processes. The Company has also adopted intellectual property policies, procedures and practices into its business operations to facilitate its proprietary positioning with respect to its product development and commercialization.

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

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced substantial net losses as well as negative cash flows from operations since September 26, 2003. In addition, the Company has a negative working capital deficit of $2.0 million. However, as of March 31, 2005, 88% (approximately $2.2 million) of the Company’s current liabilities were comprised of a note and the accumulated interest thereon payable to Match (see Note 8). On April 11, 2005, the board of directors of the Company voted to accept a proposal from Mr. Lusk to convert the note and accumulated interest thereon to common stock of the Company (see Note 12).

The Company has embarked upon an aggressive design and development program to bring product to market during the current year. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company recently announced that a group of institutional investors has purchased $6.9 million of the Company’s 6% convertible preferred stock in a private placement transaction (Note 12).

Based upon its receipt of proceeds from the private placement of the Company’s preferred stock and revenue from its anticipated product releases, management believes that it will have sufficient capital necessary to enable it to deliver finished products to market during 2005. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company beyond the initial rollout of the Company’s product line will be successful.

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

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

Furniture	$62,693
Computer equipment	78,853
Telephone equipment	43,697
Test equipment	24,198
Molds	142,729
Total property and equipment	352,170
Accumulated depreciation	(34,297)
$317,873
Intellectual property consists of the following:

Intellectual property	$1,204,000
Accumulated amortization	(50,167)
$1,153,833
Property rights agreement consists of the following:

Property rights agreement	$1,063,000
Accumulated amortization	(295,278)
$767,722

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:
	Amortization Expense
	Intellectual Property	Property Rights Agreement
2005	$60,200	$354,333
2006	$60,200	$354,333
2007	$60,200	$147,640
2008	$60,200	—
2009	$60,200	—

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $21,300,000 at March 31, 2005 and $19,400,000 at September 26, 2003 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2019.

Any benefits realized in future periods from pre-confirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be credited to additional paid-in capital.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

Match Loan

The $1,851,299 note payable at March 31, 2005 is due to Match. The note consists of a line-of-credit up to a maximum of $2,000,000, bears interest at prime rate plus 1% (5.75% at March 31, 2005) is due on demand and is secured by all of the assets of the Company. The accrued interest of $341,226 reflected on the accompanying consolidated balance sheet is owed to Match. See Note 12.

Note to Phibian S Trust

The remaining balance of $175,000 in Notes Payable - Related Party is due to Phibian S Trust, a revocable trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by the Company. The Company is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles.

As an accommodation to Maxik and in anticipation of near-term sales in excess of $10,000 per month, the Company made an advance payment to Maxik on this note in the amount of $25,000 in October 2004. Based upon anticipated note payments beginning August 15, 2005, $25,000 of the note has been classified as a current liability. This note provides for no interest. However, under generally accepted accounting principles, an imputed amount of interest should be allocated. Such amount is not material.

Loans from Certain Directors and Members of Senior Management

Certain members of the board of directors and senior management (“Lender” or “Lenders”) of the Company agreed to loan the Company an aggregate of $480,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the Lenders for a total of 480,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes are due on May 30, 2005. The notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party. In the alternative, the Lenders have the option of converting the proceeds of the note to an investment in the Company’s preferred stock issued in connection with a private placement (see Note 12).

NOTE 9: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. At March 31, 2005, the 533,333 shares of Series A Senior Convertible Preferred Stock were convertible into 628,915 shares of common stock. At March 31, 2005, dividends in arrears but not declared by the Company on the 8% Cumulative Series A Senior Convertible Preferred Stock totaled $1,680,000. The liquidation preference of each Senior Preferred Convertible share is $3.75 per share plus the undeclared dividends, which totals to $3,680,000 at March 31, 2005. See Note 12.
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

NOTE 10: STOCKHOLDERS’ EQUITY

Lighting Science Private Placement

In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors. As of March 31, 2005, a total of $3,874,890 had been raised through the sale of 18,383,573 shares of the Company’s common stock. The total of $3,874,890 includes $500,000 of accrued but unpaid interest on a note payable to Match. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (“the Trust”) the owner of Match. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the Lighting Science Private Placement.

Issuance of Common Stock during Quarter

During the quarter ended March 31, 2005, the Company issued a total of 117,647 shares of common stock. Of this amount, 41,667 shares were issued in connection with the Lighting Science Public Placement (discussed above) under Rule 506 of Regulation D of the Securities Act of 1933. An additional 41,666 shares were issued during the quarter to complete an issuance under a subscription agreement dated August 30, 2004 with respect to the Lighting Science Private Placement. The Company issued a total of 34,314 shares of common stock to the six outside directors of the Company on March 31, 2005 as compensation for services rendered as board members during the quarter.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies excess office space that is leased by an institutional shareholder of the Company. The shareholder allows the Company to occupy the space on a rent-free basis. Such free rent was not material. The shareholder also serves as a financial advisor to the Company as discussed in the following paragraph. The Company has leased office space in Ft. Lauderdale, Florida for its research and development activities for a period of one year commencing February 1, 2005 at a rate of approximately $4,200 per month. The Company also leases space in Hong Kong on a month-to-month basis at a rate of approximately $250 per month.

Rent expense was $19,343, $44,454, and $257,378 for the three month period ended March 31, 2005, the three month period ended March 31, 2004, and cumulatively for the period beginning September 26, 2003 and ended March 31, 2005, respectively.

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

Agreement with Giuliani Capital Advisors

On February 15, 2005, the Company entered into a letter agreement with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to the Company and a to-be-formed entity (the “Joint Venture”). The joint venture agreement was subsequently executed on May 4, 2005.

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

For purposes of computing earnings per share, the additional shares that would be outstanding had the warrants been exercised are not taken into consideration because the Company is reporting a loss position for each period covered by the comparative financial statements set forth herein and, therefore, the additional shares would have had an anti-dilutive effect.

Consulting Contract with Equity Group, Inc.

On February 10, 2005, the Company entered into a consulting contract with Equity Group, Inc. (“Equity”) to provide financial public relations and investor relations on behalf of the Company. In connection therewith, the Company agreed to issue Equity two warrants to purchase an aggregate of $600,000 worth of shares of the Company’s common stock with each warrant having an exercise price of $0.80 per share. Each warrant will provide for the purchase of $300,000 worth of common stock of the Company. One of the warrants became fully vested upon the signing of the contract. The other warrant will become exercisable upon the first anniversary date of the consulting contact unless terminated earlier. Equity will receive $5,000 per month during the term of the contract.

For purposes of computing earnings per share, the additional shares that would be outstanding had the warrants been exercised are not taken into consideration because the Company is reporting a loss position for each period covered by the comparative financial statements set forth herein and, therefore, the additional shares would have had an anti-dilutive effect.

Executive Compensation

As of March 31, 2005, the Company was obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $80,000 and $250,000 per year.

The annual compensation for the Company’s executive officers is expected to be approximately $933,000 for calendar year 2005. No deferred compensation was owed to any of the officers as of March 31, 2005.

Commission Agreements with Directors

Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the contract proceeds for any Shared Savings Program for which a director is responsible for closing. During the quarter, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program for which he is responsible for closing.

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

The preferred stock, owned by Match at the date of the conversion, carried cumulative dividends of $0.30 per annum for each share and conversion rights to common stock. The cumulative unpaid dividend with respect to the preferred stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the conversion calculation, the amount of $1,670,685 was used as the amount of the dividend to reflect the unpaid dividend on the date the conversion price of $1.725 was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685. Thus, the preferred stock owned by Match and the accumulated dividend thereon was converted into 2,127,933 shares of common stock.

The debt to Match of $1,851,299 plus $341,226 of accrued interest was also converted to common stock. Match offered to reduce the accrued interest by $250,000 and to convert the debt at the same conversion price of $1.725. As a result, the total of $1,942,525 due on the line of credit was converted into 1,126,101 shares of common stock of the Company.

Private Placement with Institutional and Accredited Investors

On May 12, 2005, the Company closed on a private placement with a group of institutional and accredited investors for the sale of 2,159,375 shares of the Company’s 6% Convertible Preferred Stock (“the Convertible Preferred Stock”) with attached warrants to purchase additional shares of the Company’s common stock. The Convertible Preferred Stock was priced at $3.20 per share, and the Company received approximately $6.91 million, less approximately $685,000 in estimated expenses. Each share of preferred stock is convertible at any time at the election of the holder into four shares of common stock, subject to full ratchet anti-dilution adjustments. Thus, if all of the shares of the Convertible Preferred Stock were converted to common stock, an additional 8,637,500 shares of common stock would be issued. The warrants are exercisable into a total of 6,478,125 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions). The warrants expire five years from the date of issuance.

Pursuant to EITF Abstract No. 98-5, the intrinsic value of the beneficial conversion feature totaling $3,692,531 has been allocated to additional paid in capital with the corresponding deemed dividend being fully amortized through accumulated deficit because the preferred shares are convertible any time from the date of issuance.

The Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. In connection with the transaction, the Company filed a certificate of designation for the Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

ITEM 2. Plan of Operation

Information contained in this report, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. For instance, strategies and operations of Lighting Science Group Corporation (the “Company”) involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the lighting industry and numerous other factors discussed in this report and in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

As of the date of this report, the Company continues its operation as a development stage company, not having had appreciable revenue during its last fiscal year or the first calendar quarter of 2005. Accordingly, its plan of operation for the next twelve months is set forth below.

Business Overview

With its acquisition of certain intellectual property rights on June 1, 2004, the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

Market Overview

The global lighting market has annual sales exceeding $40 billion, with the U.S. market alone contributing $12 billion to $15 billion annually.1 More importantly, the lighting market consumes over 20% of the world’s energy on an annual basis.2 This is the target market that management believes will ultimately evolve to solid state lighting.

As a result of the recent innovations in LED technology described above, several designers have begun to focus their attention on LEDs as a new source of product for traditional lighting needs. LED bulbs are now available in a variety of light bases and sizes, most of which are suitable only for specialty lighting. LED bulbs are rugged, durable, and visible in daylight. Their life span, which far exceeds that of incandescent bulbs, is an advantage for high volume users of light bulbs who are faced with high energy consumption and recurring maintenance obligations. These maintenance obligations can have legal ramifications as well as aesthetic implications.

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
- Minimum ultraviolet (UV) and infrared (IR) radiation

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
- Reduce carbon dioxide emissions by 5,000 pounds
- Reduce sulphur dioxide emissions by 20 pounds
- Reduce nitrous oxide emissions by 15 pounds

Increased investment by the manufacturers of LEDs over the past decade has resulted in performance enhancements and cost reductions that have exceeded expectations. Since their introduction, LED prices have fallen while performance has grown. This pattern caused retired Agilent scientist Roland Haitz to measure the change and to develop “Haitz’s Law” (similar to Moore’s Law in the computer chip industry) which holds that each decade since the first LED appeared in 1962, prices have fallen by a factor of 10 while performance has grown by a factor of 20.5

While manufacturers of LEDs have made substantial progress, the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

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

Strategy

The Company is positioned to introduce its ODL products through traditional commercial and retail distribution channels and, on a direct basis, through its sales force, as well as through its Shared Savings Program SM described below.

The Shared Savings Program allows larger commercial and municipal customers to partner with the Company to deploy its ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by the Company’s LED products. The Company’s lighting products pay for themselves in energy savings, which are shared between the Company and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by the Company in product and labor to install the lights in a city, municipality, or commercial setting. The Company believes that it will be able to secure the financing for such installations through traditional commercial lending institutions.

The Company will also focus on the wholesale and retail distribution of its ODL technology and general illumination products. These products include existing and planned product lines of floodlights, spotlights, and additional general illumination products that are under development. The Company is exploring opportunities to sell its ODL products through traditional mass market retailers as well as domestic and international lighting distributors.

The Company plans to pursue the following near-term markets in 2005:

•
Flashlights - The Company has developed a flashlight that provides a high candlepower output across a broader beam angle than is typical of existing LED-based flashlights and can be made available at a lower price point due to the manufacturing efficiencies created by the Company’s proprietary design. The flashlight is currently under evaluation by a “big-box” retailer.

•
Cabinet Lighting - The Company has a developed a small lamp, called the Puck Light, which has been purchased by a major Las Vegas hotel to replace existing halogen incandescent lamps. Aside from energy savings and much longer life, the Puck Light is safer for usage inside furniture because it operates at a much lower temperature. A designer and manufacturer of hotel, office, and school furniture has announced that it will incorporate the Company’s proprietary cabinet lighting into the manufacturer’s line of furniture.

•
Floodlights - The Company has developed a second generation floodlight prototype that equals or exceeds existing BR30 65-watt floodlights (currently sold by incumbent lighting manufacturers) in terms of the amount of illumination (foot candles) measured at the surface to be illuminated across a beam angle of 50º. The Company plans initial shipments of the floodlight in “Daylight White” during 2005. The Company intends to market this light through big-box retailers, lighting distributors, under shared savings programs and on a direct basis in certain industries. The Company intends to prototype a “Warm White” version of the floodlight in the third quarter of 2005, and plans to sell it via the same channels as the Daylight White version of the bulb in addition to marketing it directly to the hospitality industry.

•
Outdoor Lighting - The Company is currently prototyping a shoebox and cobra head form factor streetlight that it believes will be competitive with 150 watt - 250 watt conventional street lights on poles 30 feet or less in height. Other forms, such as cobra head, in higher wattage equivalents (e.g. 400 watts) are planned.

The Company has entered into an agreement with an LED manufacturer in China to fabricate the Company’s ODL products. The products are assembled in a 20,000 square meter manufacturing facility and then transported to various points of distribution. While Lighting Science is focused on the near-term opportunities discussed above, management believes that the Company’s ODL technology has a number of other applications.

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

4.	“The Promise of Solid State Lighting for General Illumination” 2002 Optoelectronics Industry Development Association, Co-sponsored by Department of Energy

5.	“LEDs are seeing the light more and more,” January 5, 2005, MENAFN.com

Strategic Alliances

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

The Company also issued a warrant to GCA that is exercisable by GCA to purchase up to 1,650,000 shares of the Company’s common stock, subject to adjustment in certain circumstances as provided in the warrant. The 1,650,000 shares represented 3.2% of outstanding shares of common stock at February 15, 2005. The warrant has a five-year term, and GCA may exercise the warrant in whole or in part at any time during the five-year term. The exercise price for each share of common stock is $.60 per share or $990,000 if GCA were to exercise all 1,650,000 shares under the warrant.

This transaction is further described in Form 8-K filed on February 23, 2005 along with a copy of the letter agreement between the parties. The joint venture agreement contemplated in the letter agreement between the Company and GCA was executed on May 4, 2005.

Consulting Contract with Equity Group, Inc.

On February 10, 2005, the Company entered into a consulting contract with Equity Group, Inc. (“Equity”) to provide financial public relations and investor relations on behalf of the Company. In connection therewith, the Company agreed to issue Equity two warrants to purchase an aggregate of $600,000 worth of shares of the Company’s common stock with each warrant having an exercise price of $0.80 per share. Each warrant will provide for the purchase of $300,000 worth of common stock of the Company. One of the warrants became fully vested upon the signing of the contract. The other warrant will become exercisable upon the first anniversary date of the consulting contact unless terminated earlier. Equity will receive $5,000 per month during the term of the contract.

Liquidity and Capital Resources

Conversion of Debt and Equity held by Match, Inc.

As of January 1, 2005, Notes Payable - Related Parties totaled $1,851,299 plus $315,554 of accrued interest thereon. This amount is payable to Match, Inc., (“Match”) which is owned by a revocable trust that is itself controlled by Ronald E. Lusk who is the Company’s chairman and chief executive officer. After reviewing a report from its outside financial advisors, the board of directors concluded that the nature of the Company’s outstanding debt was inconsistent with its future best interests and that a proposal to convert the debt into common stock of the Company should be explored.

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

The Company’s outside financial advisors also made a similar recommendation with respect to the preferred stock held by Match, and Mr. Lusk proposed a similar plan to convert the preferred stock and the accumulated unpaid dividend thereon to common stock of the Company. On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock at a price of $3.75 per share, or a total of $2 million. The preferred stock, owned by Match at the date of the conversion, carried cumulative dividends of $0.30 per annum for each share and conversion rights to common stock. The cumulative unpaid dividend with respect to the preferred stock was $1,670,685, producing a total liquidation preference of $3,670,685. Mr. Lusk proposed the same conversion price of $1.725 per share. The board also voted to convert the preferred stock and cumulative dividend to 2,127,933 shares of common stock.

Loans from Certain Directors and Members of Senior Management

During the first and second quarters of 2005, certain members of the board of directors and senior management (“Lender” or “Lenders”) of the Company agreed to loan the Company an aggregate of $480,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the Lenders for a total of 480,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes are due on May 30, 2005. The notes will be repaid from proceeds of the sale of the Company’s newly-issued 6% Convertible Preferred Stock described in Part II, Item 2. In the alternative, a Lender has the option of converting the loan to an investment in the Company’s 6% Convertible Preferred Stock issue.

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

Part II. Other Information

Item 1: Legal Proceedings

As of the date of this report, there is no pending litigation against the Company, nor, to the best of the Company’s knowledge, is there any threatened legal action in connection with the activities of the Company.

Item 2: Changes In Securities

Common Stock Issued During the Quarter

During the quarter ended March 31, 2005, the Company issued a total of 117,647 shares of common stock. Of this amount, 41,667 shares were issued in connection with the Lighting Science Public Placement under Rule 506 of Regulation D of the Securities Act of 1933. An additional 41,666 shares were issued during the quarter to complete an issuance under a subscription agreement dated August 30, 2004 under the aforementioned private placement. The Company issued a total of 34,314 shares of common stock to the six outside directors of the Company on March 21, 2005 as compensation for services rendered as board members during the quarter.

Warrants Issued During the Quarter

In connection with certain strategic agreements during the quarter, the Company issued warrants to Giuliani Capital Advisors (“GCA”) and Equity Group (“Equity”). GCA received warrants for 1,650,000 shares at an exercise price of $0.80 per share. Equity received warrants for 750,000 shares at $0.60 per share. On April 11, 2005, the board of directors of the Company approved the issuance of warrants in connection with loans made to the Company by certain directors and members of senior management (the “Lenders”). As of the date of this report, warrants for a total of 460,000 shares of common stock at an exercise price of $1.50 per share are issuable to the Lenders.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated May 13, 2005, by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated May 13, 2005, by J. Michael Poss, Chief Financial Officer.

32.1**	Section 1350 Certification dated May 13, 2005, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated May 13, 2005, by J. Michael Poss, Chief Financial Officer.

(b)	Reports on Form 8-K

On January 7, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report sales of unregistered securities pursuant to an exemption under the Securities Act of 1933, in reliance upon Regulation D, wherein Registrant furnished the information required in paragraphs (a) and (c) through (e) of Item 701.

On January 7, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated January 6, 2005 announcing that Dr. Claes Beckman had been named as an advisor to the board of directors.

On January 27, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated January 25, 2005 announcing that a major Las Vegas hotel and casino issued a purchase order for cabinet lighting to be developed and manufactured by the Company.

On February 17, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated February 15, 2005 announcing that the company had retained The Equity Group, Inc. of New York City to provide investor relations and financial public relations services to the Company.

On February 17, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated February 16, 2005 announcing that the company has entered into an agreement with Giuliani Capital Advisors LLC on February 15, 2005 to create a joint venture to finance and deploy ODL™ technology developed by Lighting Science in lighting applications owned and operated by municipalities and other organizations with significant lighting requirements.

On February 22, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report additional information with respect to the letter agreement dated February 15, 2005 with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to the Company and a to-be-formed entity (the “Joint Venture”).

On February 23, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated February 22, 2005 announcing that Hospitality Manufacturing, Inc., a designer and manufacturer of hotel, office, and school furniture, will incorporate proprietary cabinet lighting from Lighting Science into the manufacturer’s line of furniture.

On March 1, 2005, Lighting Science Group Corporation filed a Current Report on Form 8-K to report that the Company had published a press release dated February 28, 2005 announcing that the Company’s stock symbol would change to “LSGP” effective March 1, 2005 with the commencement of trading.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: May 16, 2005	By /s/ J. MICHAEL POSS
J. Michael Poss
Chief Financial Officer and Principal Accounting Officer