Form 10KSB/A
period 2004-12-31
LIGHTING SCIENCE GROUP CORP
filed 2005-05-25
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment #1

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
Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X_ YES __ ___ NO

As of May 24, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $36.6 million based upon the closing price of $1.25 on May 24, 2005.

EXPLANATORY NOTE

Lighting Science Group Corporation (“the Company”) hereby amends its Annual Report on Form 10-KSB (originally filed on February 9, 2005) to include predecessor financial statements for the period January 1, 2003 through September 26, 2003. The Company is also amending Item 8A - “Controls and Procedures” - to disclose the conclusion of the certifying officers of the Company regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the report, based upon the evaluation of these controls and procedures. This conclusion was inadvertently omitted from Form 10-KSB as originally filed.

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

LIGHTING SCIENCE GROUP CORPORATION

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	May 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald E. Lusk
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	May 25, 2005

By:	/s/ J. Michael Poss
J. Michael Poss, EVP Legal and Director

Date:	May 25, 2005

By:	/s/ Robert E. Bachman
Robert E. Bachman, Director

Date:	May 25, 2005

By:	/s/ John Collingwood
John Collingwood, Director

Date:	May 25, 2005

By:	/s/ Donald R. Harkleroad
Donald R. Harkleroad, Director

Date:	May 25, 2005

By:	/s/ Fred S. Maxik
Fred S. Maxik, Director

Date:	May 25, 2005

By:	/s/ Robert McMonigle
Robert McMonigle, Director

Date:	May 25, 2005

By:	/s/ Daryl Snadon
Daryl Snadon, Director

Date:	May 25, 2005

By:	/s/ Robert L. Woodson, III
Robert L. Woodson, Director

Date:	May 25, 2005

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

Turner Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
February 9, 2005 (except for the pre-confirmation period and Note 12, which is dated as of April 15, 2005)

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	December 31, 2004	September 26, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$987,023	$278
Accounts receivable	1,141	-
Inventory	13,770	-
Prepaid expenses	163,539	-
Total current assets	1,165,473	278

PROPERTY AND EQUIPMENT, net (Note 6)	310,475	-

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224	2,793,224
Intellectual property, net (Notes 2 and 6)	1,168,883	-
Property rights agreement, net (Notes 2 and 6)	856,306	-
Goodwill (Note 2)	154,097	-
Security deposits	27,215	-
Total other assets	4,999,725	2,793,224

TOTAL ASSETS	$6,475,673	$2,793,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,636	$-
Accrued compensation	17,899	-
Accrued interest payable to related party	315,554	674,703
Note payable - related party	1,851,299	1,851,299
Current portion of note payable - related party	25,000	-
Total current liabilities	2,250,388	2,526,002

LONG-TERM DEBT
Note payable - related party	150,000	-

TOTAL LIABILITIES	2,400,388	2,526,002

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares
authorized; 533,333 shares issued and outstanding (Note 9)	533	533
Common Stock, $.001 par value, 500,000,000 shares authorized,
51,297,256 shares and 16,685,446 shares issued and outstanding
at December 31, 2004 and September 26, 2003, respectively	51,297	16,685
Stock subscriptions receivable	(26,000)	-
Additional paid-in-capital	8,229,648	250,282
Accumulated deficit during the development stage	(4,180,193)	-
TOTAL STOCKHOLDERS’ EQUITY	4,075,285	267,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,475,673	$2,793,502

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2004	September 26, 2003 through December 31, 2003	Cumulative from September 26, 2003 through December 31, 2004	January 1, 2003 through September 26, 2003
Revenue	$3,404	$-	$3,404	$3,524,732
Cost of goods sold	(2,076)	-	(2,076)	-
Cost of services	-	-	-	(3,048,070)
Gross margin	1,328	-	1,328	476,662

Operating expenses:
Selling, general and administrative	1,483,264	79,451	1,562,715	925,306
Compensation and related expenses	1,148,426	208,061	1,356,487	-
Consulting fees	624,934	-	624,934	-
Directors fees	388,575	87,500	476,075	-
Total operating expenses	3,645,199	375,012	4,020,211	925,306
Operating income (loss)	(3,643,871)	(375,012)	(4,018,883)	(448,644)

Interest income, other income and interest expense, net	(127,150)	(34,160)	(161,310)	(842,613)
Net loss	$(3,771,021)	$(409,172)	$(4,180,193)	$(1,291,257)

Basic net loss per weighted average common share	$(0.119)	$(0.025)	$(0.147)	$(0.155)

Weighted average number of common shares outstanding	31,668,957	16,685,446	28,529,863	8,335,961

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

Despite the language contained in SOP 90-7, certain policies of the Securities and Exchange Commission require the presentation of the full year of financial information for the preceding year. Therefore, the Company is amending its financial statements to include the period from January 1, 2003 through September 26, 2003. The financial statements for this period have been audited by the independent registered public accounting firm of Turner, Stone & Company, LLP.

In an effort to mitigate any confusion that may be caused by the inclusion of the information for the Pre-Confirmation period, the Company will employ the following conventions, visual indicators, and procedures for presenting the consolidated financial statements and the notes to the consolidated financial statements. For three of the four financial statements (Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows), the information for the Pre-Confirmation period has been added to the original financial statement in the right-hand column and separated from the financial statement as originally filed by a bold, vertical line. For the fourth financial statement (Statements of Stockholders’ Equity), the information for the Pre-Confirmation period has been included at the top of the schedule in its proper chronological order.

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