Form 10QSB/A
period 2005-03-31
LIGHTING SCIENCE GROUP CORP
filed 2005-08-12
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment #1)

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
__X__YES ____ NO

As of May 16, 2005, there were 54,908,104 shares of Common Stock issued and outstanding and 2,260,966 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:  ____YES __X__ NO

EXPLANATORY NOTE

Lighting Science Group Corporation (“the Company”) hereby amends its Quarterly Report on Form 10-QSB (originally filed on May 16, 2005) to revise the presentation of pro forma disclosures in the financial statements of certain significant transactions which occurred subsequent to March 31, 2005 and to clarify the waiver of rights in bankruptcy by the Series A Preferred Stockholders, including voting and conversion rights, and to clarify the disclosures related to the negotiated exchange of such Series A Preferred Stock for the Company’s common stock. The Company is also amending Item 3 - “Controls and Procedures” - to disclose that we maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This disclosure was omitted from Form 10-QSB as originally filed.

Other than as set forth in this Amendment No. 1, no information included in the initial Form 10-QSB has been amended by this Form 10-QSB/A. This Form 10-QSB/A continues to speak as of the date that the initial Form 10-QSB was filed with the SEC, and we have not updated the disclosures herein to reflect any information or events subsequent to the filing of the initial Form 10-QSB.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARY
FORM 10-QSB
For the Quarter Ended March 31, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet
March 31, 2005

Consolidated Statements of Operations
for the three months ended March 31, 2005 and 2004
for the period beginning September 26, 2003 and ended March 31, 2005

Consolidated Statements of Cash Flows
for the three months ended March 31, 2005 and 2004
for the period beginning September 26, 2003 and ended March 31, 2005

Notes to Consolidated Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,400
Accounts receivable	2,735
Inventory	49,020
Prepaid expenses	304,491
Total current assets	470,646

PROPERTY AND EQUIPMENT, net (Note 6)	317,873

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 6)	1,153,833
Property rights agreement, net (Notes 2 and 6)	767,722
Goodwill (Note 2)	154,097
Security deposits	7,983
Total other assets	4,876,859

TOTAL ASSETS	$5,665,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,065
Accrued payroll taxes	17,627
Accrued interest to affiliate	341,226
Note payable - related party	1,851,299
Current portion of note payable - related party	25,000
Notes payable - directors and officers	220,000

Total current liabilities	2,479,217

LONG-TERM DEBT
Note payable - related party	150,000

TOTAL LIABILITIES	2,629,217

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized; 533,333 shares issued and outstanding (Notes 9 and 12)	533

Common Stock, $.001 par value, 495,000,000 shares authorized, 51,414,903 shares issued and outstanding	51,415

Additional paid-in-capital	8,421,448
Accumulated deficit during the development stage	(5,437,235)
TOTAL STOCKHOLDERS’ EQUITY	3,036,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665,378
The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative from September 26, 2003 through March 31, 2005
Revenue	$685	$-	$4,089
Cost of goods sold	-	-	(2,076)
Gross margin	685	-	2,013

Operating expenses:
Selling, general and administrative	526,278	62,664	2,088,993
Compensation and related expenses	364,644	200,836	1,721,131
Consulting fees	155,514	3,250	780,448
Directors fees	187,500	87,500	663,575
Total operating expenses	1,233,936	354,250	5,254,147
Operating income (loss)	(1,233,251)	(354,250)	(5,252,134)

Interest income, other income and interest expense, net	(23,791)	(32,424)	(185,101)
Net loss	$(1,257,042)	$(386,674)	$(5,437,235)

Basic net loss per weighted average common share	$(0.02)	$(0.02)	$(0.19)

Weighted average number of common shares outstanding	51,359,904	16,685,446	28,592,511
The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
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

As of March 31, 2005, the Company continues to operate as a development stage company, not having had appreciable revenue during its last fiscal year or the first calendar quarter of 2005. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Manufacturers of LEDs have made substantial progress in the past few years, but the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

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

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

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

Prepaid expenses

Prepaid expenses consist primarily of consulting fees paid to financial consulting firms. Prepaid expenses for the consulting fees are being amortized over the twelve-month periods the services are estimated to be provided.

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

NOTE 2: ACQUISITION OF LIGHTING SCIENCE, INC.

On June 1, 2004, the Company acquired 100% of the outstanding common stock of Lighting Science, Inc., a Delaware corporation based in Las Vegas, Nevada, which owned certain intellectual property related to the design and development of an ODL light bulb. The Company acquired all of the issued and outstanding capital stock of Lighting Science, Inc. from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 4,796,276 shares of the Company’s common stock and the Company’s obligation to issue up to an additional 4,499,965 shares of the Company’s common stock upon the satisfaction of certain conditions under the stock purchase agreement. Those conditions were satisfied during the third quarter of 2004, and the additional shares of common stock were issued on or about September 3, 2004.

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

The estimated fair values, as determined by an independent valuation firm, of assets acquired and liabilities assumed at June 1, 2004 are set out in the schedule below:

Cash	$10,000
Intellectual property	1,204,000
Property rights agreement	1,063,000
Goodwill	154,097
Total assets acquired		$ 2,431,097
Note payable assumed		(200,000)
Net assets acquired		$ 2,231,097

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

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced substantial net losses as well as negative cash flows from operations since September 26, 2003. In addition, the Company has a working capital deficit of $2.0 million. However, as of March 31, 2005, 88% (approximately $2.2 million) of the Company’s current liabilities were comprised of a note and the accumulated interest thereon payable to Match (see Note 8). On April 11, 2005, the board of directors of the Company voted to accept a proposal from Mr. Lusk to exchange the note and accumulated interest thereon for common stock of the Company (see Note 12).

The Company has embarked upon an aggressive design and development program to bring product to market during the current year. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company recently announced that a group of institutional and accredited investors has purchased $7.2 million of the Company’s 6% convertible preferred stock in a private placement transaction (Note 12).

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

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

Furniture	$62,693
Computer equipment	78,853
Telephone equipment	43,697
Test equipment	24,198
Molds	142,729
Total property and equipment	352,170
Accumulated depreciation	(34,297)
$317,873

Intellectual property consists of the following:

Intellectual property	$1,204,000
Accumulated amortization	(50,167)
$1,153,833

Property rights agreement consists of the following:

Property rights agreement	$1,063,000
Accumulated amortization	(295,278)
$767,722

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Property Rights Agreement
2005	$60,200	$354,333
2006	$60,200	$354,333
2007	$60,200	$147,640
2008	$60,200	—
2009	$60,200	—

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $21,300,000 at March 31, 2005, and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2019.

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

Loans from Certain Directors and Members of Senior Management

During the first quarter of 2005, certain officers of the Company and members of the board of directors (“Lender” or “Lenders”) of the Company agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes are due on May 30, 2005. The notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party. In the alternative, the Lenders have the option of converting the proceeds of the note to an investment in the Company’s preferred stock issued in connection with a private placement (see Note 12).

NOTE 9: PREFERRED STOCK

On July 25, 1994, the Company sold 533,333 shares of Series A Preferred Stock including voting rights, cumulative dividends at $.30 per annum for each share and conversion rights to common stock at the conversion price of $3.75 per share before reduction by an anti-dilution provision for certain shares of common stock issued by the Company. Under the terms of the Plan under which the Company emerged from bankruptcy, such rights were waived, including voting and conversion rights. At March 31, 2005, dividends in arrears but not declared by the Company on the Series A Preferred Stock totaled $1,680,000. The liquidation preference of each Series A Preferred share is $3.75 per share plus the undeclared dividends, which totals to $3,680,000 at March 31, 2005. See Note 12.

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

NOTE 10: STOCKHOLDERS’ EQUITY

Lighting Science Private Placement
In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to change the exemption it was relying on to Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors. As of March 31, 2005, a total of $3,874,890 had been raised through the sale of 18,383,573 shares of the Company’s common stock. The total of $3,874,890 includes $500,000 of accrued but unpaid interest on a note payable to Match. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (the “Trust”) the owner of Match. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the Lighting Science Private Placement.

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

For purposes of computing earnings per share, the additional shares that would be outstanding had the warrants been exercised are not taken into consideration because the Company is reporting a loss position for each period covered by the accompanying financial statements set forth herein and, therefore, the additional shares would have had an anti-dilutive effect.

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

For purposes of computing earnings per share, the additional shares that would be outstanding had the warrants been exercised are not taken into consideration because the Company is reporting a loss position for each period covered by the accompanying financial statements set forth herein and, therefore, the additional shares would have had an anti-dilutive effect.

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

Commission Agreements with Directors

Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the contract proceeds for any Shared Savings Program or other product sales which a director is responsible for closing. During the quarter, the Company entered into a sales commission agreement with J. Michael Poss, the Chief Financial Officer of the Company at the time and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue on other product sales which he is responsible for closing.

NOTE 12: SUBSEQUENT EVENTS

Exchange of Preferred Stock and Debt held by Match for Common Stock

On April 12, 2005 the Company announced that the Company and Match had negotiated the exchange of 533,333 shares of Series A Preferred Stock held by Match and the Match debt (See Notes 8 and 9) into common stock of the Company at an exchange ratio of $1.725 per share that was approximately 15% in excess of the market price of the stock at the date the exchange was proposed, resulting in fewer shares being issued to Match than would have been issued had the then current market price of the stock been used.

The preferred stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum for each share. The cumulative unpaid dividend with respect to the preferred stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used as the amount of the dividend to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685. Thus, the preferred stock owned by Match and the accumulated dividend thereon were exchanged for 2,127,933 shares of common stock.

The debt to Match of $1,851,299 plus $341,226 of accrued interest was also exchanged for common stock. Match offered to reduce the accrued interest by $250,000 and to exchange the debt at the same exchange ratio of $1.725 per share. As a result, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company.

Private Placement with Institutional and Accredited Investors

On May 12, 2005, the Company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the Company, for the sale of 2,260,966 shares of the Company’s 6% Convertible Preferred Stock (the “Convertible Preferred Stock”) along with warrants to purchase additional shares of the Company’s common stock. The Convertible Preferred Stock was priced at $3.20 per share, and the Company received approximately $7.235 million of which approximately $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Each share of Convertible Preferred Stock is convertible at any time at the election of the holder at $0.80 per share into four shares of common stock, subject to full ratchet anti-dilution adjustments. Thus, if all of the shares of the Convertible Preferred Stock were converted to common stock, an additional 9,043,864 shares of common stock would be issued.

The Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The dividend rate on Convertible Preferred Stock is $0.192 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the Convertible Preferred Stock through the date of redemption or conversion thereof. The Corporation must redeem any outstanding Preferred Shares on May 10, 2010. In connection with the transaction, the Company filed a certificate of designation for the Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

The warrants are exercisable into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions). The warrants expire five years from the date of issuance.

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the warrants issued to the Convertible Preferred Stock purchasers and the conversion feature associated with the Convertible Preferred Stock have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments will be recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Convertible Preferred Stock. Such discount will be accreted from the date of issuance to the redemption date of the Convertible Preferred Stock.

The Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and would also qualify as “Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer (“Redeemable Preferred Stock”)” as defined by ASR 268. The conversion feature associated with the Convertible Preferred Stock is not a nonsubstantive or minimal feature and therefore the provisions of ASR 268 will be applied in classifying the 6% Convertible Preferred Stock separate from Stockholders’ Equity.

The Company incurred expenses totaling $700,829 related to this financing and issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The fair value of these warrants totaled $290,000 and such amount will be charged to Other Expense and credited to Additional Paid-In Capital.

The summary pro forma consolidated balance sheet as of March 31, 2005 reflecting these subsequent transactions is as follows:

	March 31, 2005
		Pro-forma Adjustments
	Per Books	Debit		Credit		Pro forma
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,400	$6,935,000	(4)	$700,859	(4b )	$6,378,577
		256,000	(3)	225,964	(6)
Other current assets	$356,246	-		-		356,246
Total current assets	470,646	7,191,000		225,964		6,734,823

PROPERTY AND EQUIPMENT, net	317,873	-		-		317,873

OTHER ASSETS	4,876,859	-		-		4,876,859

TOTAL ASSETS	$5,665,378	$7,191,000		$225,964		$11,929,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,692	$-		$-		$41,692
Current portion of note payable - related party	25,000	-		-		25,000
Accrued interest to affiliate	341,226	91,226	(2)	-		-
		250,000	(2a )
Note payable - related party	1,851,299	1,851,299	(2)	-		-
Notes payable - directors and officers	220,000	276,000	(5)	256,000	(3)	-
		200,000	(6)
Total current liabilities	2,479,217	2,668,525		256,000		66,692

OTHER LIABILITIES
Note payable - related party	150,000	-		-		150,000
Liabilities under derivative contracts	-			7,235,086	(4a )	7,235,086
	150,000	-		7,235,086		7,385,086

TOTAL LIABILITIES	2,629,217	2,668,525		7,491,086		7,451,778

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,260,966 shares issued and outstanding, liquidation value of $7,235,086				6,935,000	(4)
	-	7,235,086	(4a )	300,086	(5)	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized; 533,333 shares issued and outstanding	533	533	(1)	-		-

Common Stock, $.001 par value, 495,000,000 shares authorized, 51,414,903 shares issued and outstanding	51,415	-		2,128	(1)	54,669
				1,126	(2)

Additional paid-in-capital	8,421,448			1,669,090	(1)	12,321,937
				1,941,399	(2)
				290,000	(4b )

Accumulated deficit during the development stage	(5,437,235)	1,670,685	(1)	250,000	(2a )	(7,898,829)
		24,086	(5)
		25,964	(6)
		990,859	(4b )
TOTAL STOCKHOLDERS’ EQUITY	3,036,161	1,671,218		4,153,743		4,477,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665,378	$12,565,688		$18,879,915		$11,929,555

Pro Forma Adjustments
(1) To give effect to exchange of Series A Preferred Stock (Match, Inc.) for common stock during April 2005.
(2) To give effect to exchange of note payable (Match, Inc.) for common stock during April 2005.
(2a) This amount represents the accrued interest forgiven by Match, Inc. on the exchange of note payable in (2) above. Such amount is reflected for purposes of the Pro Forma Balance Sheet in Accumulated Deficit during the development stage since it will be recorded in income in the second quarter of 2005.

(3) To give effect to additional loans from officers and directors during April 2005. See Note 8.
(4) To give effect to sale of 6% Convertible Preferred Stock during May 2005.
(4a) To give effect to value assigned to the derivative features on the Warrants and 6% Preferred Stock at date of issuance during May 2005.
(4b) To give effect to issuance costs on the 6% Preferred Stock issued during May 2005.
(5) To give effect to conversion of loans by certain officers and directors to 6% Convertible Preferred Stock. See Note 8.
(6) To give effect to repayment of loans to officers and directors electing not to convert to 6% Convertible Preferred Stock. See Note 8.

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

3.Very low energy consumption
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

The Shared Savings Program allows larger commercial and municipal customers to partner with the Company to deploy its ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by the Company’s ODL products. The Company’s lighting products pay for themselves in energy savings, which are shared between the Company and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by the Company in product and labor to install the lights in a city, municipality, or commercial setting. The Company believes that it will be able to secure the financing for such installations through traditional commercial lending institutions.

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

Liquidity and Capital Resources

Exchange of Debt and Equity held by Match, Inc.

As of January 1, 2005, Notes Payable - Related Parties totaled $1,851,299 plus $315,554 of accrued interest thereon. This amount is payable to Match, Inc., (“Match”) which is owned by a revocable trust that is itself controlled by Ronald E. Lusk who is the Company’s chairman and chief executive officer. After reviewing a report from its outside financial advisors, the board of directors concluded that the nature of the Company’s outstanding debt would preclude the Company from successfully completing a contemplated financing transaction and that a proposal to exchange the debt for common stock of the Company should be explored.

Mr. Lusk proposed an exchange ratio of $1.725 per share, the average of the closing price of the common stock over the five-day period ended March 15, 2005. Upon noting that the average trading price of the stock was $1.50 per share at the time the proposal was reviewed and that Mr. Lusk was willing to reduce the accrued interest payable on the note by $250,000, the board decided that it was in the best interest of the Company to accept the proposal from Mr. Lusk. As a result, the board of directors of the Company voted on April 11, 2005 to accept the offer and exchange the debt of $1,851,299 plus the remaining accrued interest of $91,226 into 1,126,101 shares of common stock of the Company.

The Company’s outside financial advisors also made a similar recommendation with respect to the Series A Preferred Stock held by Match, and Mr. Lusk proposed a similar plan to exchange the preferred stock and the accumulated unpaid dividend thereon for common stock of the Company. On July 25, 1994, the Company sold 533,333 shares of 8% cumulative Series A Preferred Stock at a price of $3.75 per share, or a total of $2 million. The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum for each share. The cumulative unpaid dividend with respect to the preferred stock was $1,670,685, producing a total liquidation preference of $3,670,685. Mr. Lusk proposed the same exchange ratio as the debt of $1.725 per share. The board also voted to exchange the Series A Preferred Stock and cumulative dividend to 2,127,933 shares of common stock.

Loans from Certain Directors and Members of Senior Management

During the first and second quarters of 2005, certain members of the board of directors and senior management (“Lender” or “Lenders”) of the Company agreed to loan the Company an aggregate of $476,000 on a short-term basis. Proceeds from each of the loans will fund the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 9.50% per annum; (ii) pay a 10% commitment fee to each Lender and (iii) issue warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes are due on May 30, 2005. The notes will be repaid from proceeds of the sale of the Company’s newly-issued 6% Convertible Preferred Stock described in Part II, Item 2. A Lender has the opportunity to invest the proceeds from the loan repayment into the Company’s 6% Convertible Preferred Stock issue.

ITEM 3: Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the end of the period covered by this report, our Chief Financial Officer became our Executive Vice President - Legal and we hired a new Chief Financial Officer who became our principal financial and accounting officer. Our new Chief Financial Officer has reviewed our disclosure controls and procedures and concurs that, as of the end of the period covered by this report, such controls and procedures are effective.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated August 11, 2005, by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated August 11, 2005, by Michael N. Lavey, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 11, 2005, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated August 11, 2005, by Michael N. Lavey, Chief Financial Officer.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: ____________	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: ____________	By /s/ MICHAEL N. LAVEY
Michael N. Lavey
Chief Financial Officer and Principal Accounting Officer