Form 10QSB
period 2005-06-30
LIGHTING SCIENCE GROUP CORP
filed 2005-08-12
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
X YES ____ NO

As of August 1, 2005, there were 54,966,664 shares of Common Stock issued and outstanding and 2,260,966 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:  ____YES X NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended June 30, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations
for the three months ended June 30, 2005 and June 30, 2004
for the six months ended June 30, 2005 and June 30, 2004
for the period beginning September 26, 2003 and ended June 30, 2005

Consolidated Statements of Cash Flows
for the six months ended June 30, 2005 and June 30, 2004
for the period beginning September 26, 2003 and ended June 30, 2005

Notes to Consolidated Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,071,304	$987,023
Accounts receivable	672	1,141
Inventory	323,500	13,770
Prepaid expenses	246,756	163,539
Total current assets	5,642,232	1,165,473

PROPERTY AND EQUIPMENT, net (Note 6)	319,202	310,475

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224	2,793,224
Intellectual property, net (Notes 2 and 6)	1,138,783	1,168,883
Proprietary rights agreement, net (Notes 2 and 6)	679,139	856,306
Goodwill (Note 2)	154,097	154,097
Security deposits	4,268	27,215
Total other assets	4,769,511	4,999,725

TOTAL ASSETS	$10,730,945	$6,475,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$292,281	$40,636
Accrued expenses	110,492	17,899
Accrued dividend on 6% Convertible Preferred Stock	58,348	-
Accrued interest to affiliate (Note 8)	-	315,554
Note payable - related party (Note 8)	-	1,851,299
Current portion of note payable - related party (Note 8)	-	25,000
Total current liabilities	461,121	2,250,388

OTHER LIABILITIES
Note payable - related party (Note 8)	150,000	150,000
Liability under derivative contracts (Note 9)	8,856,198	-
Total other liabilities	9,006,198	150,000

TOTAL LIABILITIES	9,467,319	2,400,388

COMMITMENTS AND CONTINGENCIES (Note 11)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,260,966 and -0- shares issued and outstanding, liquidation value of $7,235,086 (Note 9)	194,257	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized; -0- and 533,333 shares issued and outstanding (Note 9)	-	533
Common Stock, $.001 par value, 495,000,000 shares authorized, 54,966,664 and 51,414,903 shares issued and outstanding	54,967	51,297
Stock subscriptions receivable	-	(26,000)
Additional paid-in-capital (Note 9)	12,341,538	8,229,648
Deficit accumulated during the development stage	(11,327,136)	(4,180,193)
TOTAL STOCKHOLDERS’ EQUITY	1,069,369	4,075,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,730,945	$6,475,673
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative from September 26, 2003 through June 30, 2005
Revenue	$(1,760)	$-	$(1,075)	$-	$2,329
Cost of goods sold	-	-	-	-	(2,076)
Gross margin	(1,760)	-	(1,075)	-	253

Operating expenses
Selling, general and administrative	421,717	232,715	827,261	298,629	2,130,968
Compensation and related expenses	450,861	562,662	815,508	763,498	2,171,992
Consulting fees	613,366	112,000	768,879	112,000	1,393,814
Directors fees	(37,500)	87,500	150,000	175,000	626,075
Depreciation and amortization	121,380	-	242,112	-	501,122
Total operating expenses	1,569,824	994,877	2,803,760	1,349,127	6,823,971

Operating loss	(1,571,584)	(994,877)	(2,804,835)	(1,349,127)	(6,823,718)

Other income/(expense)
Interest income	16,486	-	18,469	-	21,856
Interest expense	(49,542)	(32,896)	(75,316)	(65,320)	(246,319)
Other, net (Notes 8 and 9)	(2,361,971)	-	(2,361,971)	-	(2,355,665)
Total other income/(expense)	(2,395,027)	(32,896)	(2,418,818)	(65,320)	(2,580,128)

Net loss	(3,966,611)	(1,027,773)	(5,223,653)	(1,414,447)	(9,403,846)

Dividend on 6% Convertible Preferred Stock and accretion of preferred stock redemption value (Note 9)	252,605	-	252,605	-	252,605

Net loss applicable to common stock	$(4,219,216)	$(1,027,773)	$(5,476,258)	$(1,414,447)	$(9,656,451)

Basic net loss per weighted average common share	$(0.08)	$(0.04)	$(0.10)	$(0.07)	$(0.28)

Weighted average number of common shares outstanding	53,551,424	25,897,122	52,422,510	20,730,546	34,216,505
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative from September 26, 2003 through June 30, 2005
OPERATING ACTIVITIES
Net loss	$(5,476,258)	$(1,414,447)	$(9,656,451)
Adjustments to reconcile net loss to net cash used by operating activities:
Reclassification of prior period activity to current period expense	-	333	-
Expenses paid by issuance of common stock	201,818	-	1,759,100
Preferred stock issuance expenses paid by issuance of warrants	290,000		290,000
Conversion of interest accrued to preferred stock	24,076	-	24,076
Depreciation and amortization	242,111	35,271	501,121
Non-cash accrual of interest to related party	25,672	-	25,672
Forgiveness of accrued interest due to related party	(250,000)	-	(250,000)
Accrual of 6% Convertible Preferred Stock dividend	58,348
Accretion of 6% convertible preferred stock redemption value	194,257	-	194,257
Fair value adjustment to liabilities under derivative contracts	1,621,112	-	1,621,112
Changes in:
Accounts receivable	469	-	(1,154)
Prepaid expenses	(83,217)	-	(246,756)
Inventory	(309,730)	(81,629)	(300,000)
Accounts payable	251,645	7,515	292,281
Accrued expenses and other liabilities	92,592	1,108,728	670,880
Security deposits	22,948	-	(27,766)
Net cash used by operating activities	(3,094,157)	(344,229)	(5,103,628)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	-	10,000	10,000
Purchase of property and equipment	(43,572)	(50,394)	(371,246)
Net cash used by investing activities	(43,572)	(40,394)	(361,246)

FINANCING ACTIVITIES
Loans from directors and officers	476,000	-	476,000
Repayment of loans from directors and officers	(200,000)	-	(200,000)
Loan from stockholder	-	1,500	79,541
Repayment of loan from stockholder	-	-	(79,541)
Principal payment on note payable to related party	(25,000)	-	(50,000)
Proceeds from private placement, net of issuance costs	36,000	518,000	3,374,890
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	6,935,010	-	6,935,010
Net cash provided by financing activities	7,222,010	519,500	10,535,900

Net increase in cash	4,084,281	134,877	5,071,026
Cash at beginning of period	987,023	34,474	278
Cash at end of period	$5,071,304	$169,351	$5,071,304

Interest paid	$26,230	$-	$56,281

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$1,942,525	$-	$2,442,525
Common Stock issued to pay accrued liabilities	$-	$-	$360,707
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$276,000	$-	$276,000
Exchange of Series A Preferred Stock for Common Stock	$3,670,685	$-	$3,670,685
Allocation of Proceeds from issuance of 6% Convertible Preferred Stock to Liability under Derivative Contracts	$7,235,086	$-	$7,235,086
The accompanying notes are an integral part of the financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the period were Americare Management, Inc. and LSGC LLC, a joint venture with Giuliani Capital Advisors LLC (Note 10). Americare Management, Inc. and LSGC LLC had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

As of June 30, 2005, the Company continues to operate as a development stage company, having not had appreciable revenue during its last fiscal year or the first six months of 2005. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Manufacturers of LEDs have made substantial progress in the past few years, but the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

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

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7.

Basis of Presentation of Unaudited Interim Financial Statements

The consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the three and six months ended June 30, 2005 and June 30, 2004, and the consolidated statements of cash flow for the six months ended June 30, 2005 and June 30, 2004 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at June 30, 2005, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

The Company maintains balances in cash accounts which could exceed federally insured limits. The Company has not experienced any losses from maintaining balances in such cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Inventories

Inventories, which consist of components and lighting products designed by the Company and assembled by a third-party manufacturer, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

Depreciation expense was $17,747, $-0-, $34,845, $-0-, and $52,285 for the three month period ended June 30, 2005, the three month period ended June 30, 2004, the six month period ended June 30, 2005, the six month period ended June 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended June 30, 2005, respectively.

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

Amortization expense related to intellectual property was $15,050, $ - 0 -, $30,100, $-0-, and $65,217 for the three month period ended June 30, 2005, the three month period ended June 30, 2004, the six month period ended June 30, 2005, the six month period ended June 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended June 30, 2005, respectively.

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

Amortization expense related to the proprietary rights agreement was $88,583, $ - 0 -, $177,167, $-0-, and $383,861 for the three month period ended June 30, 2005, the three month period ended June 30, 2004, the six month period ended June 30, 2005, the six month period ended June 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended June 30, 2005, respectively.

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

Financial Instruments

The Company has issued certain preferred stock and warrants, the terms of which qualify these financial instruments under SFAS 133 -Accounting for Derivative Instruments and Hedging Activities, as derivatives. Such derivatives have not been designated as hedging instruments. Accordingly, all derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in Other Income/(Expense).

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

As of the date of this report, the Company has no reason to believe that an allowance for material product returns is necessary.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants. No effect has been given to the assumed conversion of the preferred stock and the exercise of warrants because the effect would be anti-dilutive. See Notes 9, 10 and 11.

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

Subsequent to the acquisition of Lighting Science, Inc., the Company filed four utility patent applications (thereby complying with the one-year time period mentioned above) based on the initial four provisional patents. Five additional patent applications have also been filed to provide further protection to the ODL technology. Two of such nine patent applications have been granted. Accordingly, there are currently seven utility patents pending with respect to the ODL technology before the USPTO. It is anticipated that it will be about 18 months to two years from the date of filing of the utility applications before the USPTO will issue a response to the filing. Additionally, with respect to proprietary branding of its products and services, the Company has filed for federal trademark/service registrations on certain marks and anticipates filing additional registrations on other marks and logos, and, as appropriate, the Company has also established common law trademark protection on several marks and logos. Further, other appropriate intellectual property protection, such as copyright and trade secret, is being applied to the ODL technology and the lighting products which embody it. It is also the policy of the Company to develop an intellectual property portfolio that protects and enhances the ODL technology ideas, concepts, methods and processes. The Company has also adopted intellectual property policies, procedures and practices into its business operations to facilitate its proprietary positioning with respect to its product development and commercialization.

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

The Company has embarked upon an aggressive design and development program to bring product to market during the current year. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company recently completed a transaction with a group of institutional and accredited investors whereby the Company issued 2,260,966 shares of the Company’s 6% Convertible Preferred Stock for proceeds totaling $7,235,086 in a private placement transaction (Note 9).

Based upon the receipt of proceeds from the private placement of the Company’s 6% Convertible Preferred Stock and revenue from anticipated product releases, management believes that the Company will have sufficient capital necessary to enable it to deliver finished products to market during 2005. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company beyond the initial rollout of the Company’s product line will be successful.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, notes and accounts payable, accrued expenses and other current liabilities are carried at book value amounts which approximates fair value due to the short-term maturity of these instruments.

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

Furniture	$62,693
Computer equipment	96,936
Telephone equipment	35,240
Test equipment	32,610
Molds	142,729
Total property and equipment	370,208
Accumulated depreciation	(51,006)
$319,202

Intellectual property consists of the following:

Intellectual property	$1,204,000
Accumulated amortization	(65,217)
$1,138,783

Proprietary rights agreement consists of the following:

Proprietary rights agreement	$1,063,000
Accumulated amortization	(383,861)
$679,139

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2005	$60,200	$354,333
2006	$60,200	$354,333
2007	$60,200	$147,640
2008	$60,200	$—
2009	$60,200	$—

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $21,750,000 at June 30, 2005, and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020.

Any benefits realized in future periods from pre-confirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be credited to additional paid-in capital.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

Match Loan
We were obligated under the terms of a line of credit agreement to Match outstanding in the amount of $1,851,299 in principal and $341,226 in accrued interest at March 31, 2005. The line of credit agreement with Match, Inc. was available up to a limit of $2 million; bearing interest at prime plus 1 % on the note balance and prime plus 2% on any unpaid interest amounts; was due on demand and was unsecured.

We entered into an agreement with Match on April 12, 2005, under which Match agreed to reduce the accrued interest by $250,000 and exchange the debt for common stock at the exchange ratio of $1.725 per share. On May 5, 2005, the debt to Match of $1,851,299 plus $91,226 of accrued interest was exchanged for common stock. The reduction in accrued interest was recorded in Other Expense during the quarter ended June 30, 2005. As a result of these transactions, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company on May 5, 2005.

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. we owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $150,000 is recorded in Notes Payable - Related Party. The Phibian S Trust is a revocable trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company. At the time of the acquisition, the trust was controlled by Mr. Maxik who was co-trustee of the trust. On July 2, 2004, Maxik resigned his position as co-trustee. Currently, Maxik exercises no control over the trust, and has informed us that he disclaims all beneficial ownership in the trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by the Company. The Company is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles.

As an accommodation to Maxik and in anticipation of near-term sales in excess of $10,000 per month, the Company made advance payments to Maxik on this note in the amount of $25,000 in October 2004 and $25,000 in May 2005. This note provides for no interest. However, under generally accepted accounting principles, an amount of interest should have been imputed. Such amount was not material.

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Proceeds from the loans funded the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement of preferred stock (Note 9) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the private placement.

NOTE 9: PREFERRED STOCK

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

Exchange of Series A Preferred Stock held by Match for Common Stock

On July 25, 1994, Lighting Science Group sold, for proceeds of $2 million, 533,333 shares of Series A Preferred Stock with cumulative dividends of $0.30 per annum per share and conversion rights to common stock at a price of $3.75 per share. Under the terms of the Plan under which the Company emerged from bankruptcy, such rights were waived, including voting and conversion rights.

On April 12, 2005 the Company announced that the Company and Match had negotiated the exchange of the 533,333 shares of Series A Preferred Stock held by Match and the Match debt (See Note 8) into common stock of the Company at a exchange ratio of $1.725 per share that was approximately 15% in excess of the market price of the stock at the date the exchange was proposed, resulting in fewer shares being issued to Match than would have been issued had the then current market price of the stock been used.

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used as the amount of the dividend to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as a reduction of retained earnings.

Private Placement with Institutional and Accredited Investors

On May 12, 2005, the Company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the Company, for the sale of 2,260,966 shares of the Company’s 6% Convertible Preferred Stock (the “6% Convertible Preferred Stock”) along with warrants to purchase additional shares of the Company’s common stock. The 6% Convertible Preferred Stock was priced at $3.20 per share, and the Company received proceeds of $7,235,086 of which $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Each share of 6% Convertible Preferred Stock is convertible at any time at the election of the holder at $0.80 per share into four shares of common stock, subject to full ratchet anti-dilution adjustments. Thus, if all of the shares of the 6% Convertible Preferred Stock were converted to common stock, an additional 9,043,864 shares of common stock would be issued.

The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $0.192 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Corporation must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010. In connection with the transaction, the Company filed a certificate of designation for the 6% Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

The warrants are exercisable at the election of the holder into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $194,257 for the quarter ended June 30, 2005. The change in the fair value of the liability for derivative contracts totaled $1,621,112 for the quarter ended June 30, 2005. Both such amounts have been included in Other Expense in the consolidated statement or operations for the quarter ended June 30, 2005.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value and resulting values are as follows:

	Warrants		Embedded conversion feature associated with the 6% Convertible Preferred Stock
	May 12, 2005	June 30, 2005	May 12, 2005	June 30, 2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free rate	3.0%	3.25%	3.0%	3.25%
Expected volatility	75%	75%	75%	75%
Expected life in years	5.0	4.9	5.0	4.9
Weighted average fair value per share	$0.53	$0.63	$0.56	$0.67

The 6% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and would also qualify as “Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer (“Redeemable Preferred Stock”)” as defined by ASR 268. The conversion feature associated with the 6% Convertible Preferred Stock is not a nonsubstantive or minimal feature and therefore the provisions of ASR 268 have been applied in classifying the 6% Convertible Preferred Stock separate from Stockholders’ Equity.

The Company incurred cash expenses totaling $700,829 related to this transaction which have been charged to Other Expense in the income statement. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to Other Expense and credited to Additional Paid-In Capital.

NOTE 10: STOCKHOLDERS’ EQUITY

Lighting Science Private Placement
In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors. As of June 30, 2005, a total of $3,874,890 had been raised through the sale of 18,383,573 shares of the Company’s common stock. The total of $3,874,890 includes $500,000 of accrued but unpaid interest on a note payable to Match. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (the “Trust”) the owner of Match. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the Lighting Science Private Placement.

Issuance of Common Stock during Quarter

During the quarter ended June 30, 2005, the Company issued a total of 3,551,761 shares of common stock, consisting of 58,560 shares of common stock issued to the six outside directors of the Company on June 30, 2005 as compensation for services rendered as board members during the quarter, 2,127,933 shares of common stock issued in conjunction with the exchange of Series A Preferred Stock held by Match (Note 9), 1,126,101 shares of common stock issued in exchange for the debt and accrued interest thereon held by Match (Note 8), and 239,167 shares of common stock issued to two employees as part of their employment agreements.

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

Rent expense was $18,677, $37,500 , $38,020, $81,954, and $276,055 for the three month period ended June 30, 2005, the three month period ended June 30, 2004, the six month period ended June 30, 2005, the six month period ended June 30, 2004, and cumulatively for the period beginning September 26, 2003 and ended June 30, 2005, respectively.

Financial advisory services

The Company has entered into an agreement with a financial consulting firm located in Dallas, Texas to provide financial advisory services in connection with the Company’s capital structure. Under the terms of the agreement, the Company paid the advisor a retainer of $150,000 during the fourth quarter of 2004 for services anticipated to be rendered during calendar year 2005, which was recorded in prepaid expenses. The agreement also provides for monthly payments of $10,000 during the one-year term of the agreement.

Agreement with Giuliani Capital Advisors

On February 15, 2005, the Company entered into a letter agreement with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to the Company and a to-be-formed entity (the “Joint Venture”). The joint venture agreement was subsequently executed on May 4, 2005.

As consideration for the services to be provided by GCA, the Company agreed to pay GCA the following:
•	A non-refundable deposit of $150,000 (paid on March 31, 2005 and recorded in prepaid expenses);
•	A market rate fee for all debt and/or equity capital raised for the Joint Venture; and
•	Reasonable expenses of GCA incurred in performing its services.

In addition, GCA will receive the following:
•	A financial advisory role in the Joint Venture on capital raising transactions on a case by case basis; and
•	A 20% ownership interest in the Joint Venture.

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

Executive Compensation

As of June 30, 2005, the Company was obligated under the terms of employment contracts for seven of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $90,000 and $250,000 per year.

The annual compensation for the Company’s executives under these agreements is expected to be approximately $960,000 for calendar year 2005.

Commission Agreements with Directors

Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the contract proceeds for any Shared Savings Program or other product sales which a director is responsible for closing. During the quarter, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing.

Registration Rights Agreement

In connection with the issuance of 6% Convertible Preferred Stock (Note 9), the Company executed a Registration Rights Agreement with the purchasers thereof under which the Company agreed to register the common shares underlying the 6% Convertible Preferred Stock and related warrants. The Registration Rights Agreement provides for liquidated damages in the event a registration statement is not declared effective by the SEC within 150 days of the May 12, 2005 closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to two percent of the purchase price of the 6% Convertible Preferred Stock for each thirty (30) day period effectiveness of a registration statement is not maintained.

NOTE 12: SUBSEQUENT EVENT

Filing of Form SB-2 with the Securities Exchange Commission

On July 12, 2005, the Company filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the sale of up to 30,727,420 shares of Lighting Science Group Corporation common stock, par value $.001 by the selling stockholders named therein. Of the common stock offered thereby, (i) 9,043,864 shares of the common stock are issuable upon conversion of $7,235,086 aggregate principal amount of our 6% Convertible Preferred Stock, (ii) 7,422,733 shares of common stock are issuable upon exercise of warrants issued in connection with the sale of the 6% Convertible Preferred Stock, and (iii) 14,260,823 shares of common stock were acquired prior to May 12, 2005 by certain selling stockholders who agreed to the terms of a lock-up agreement dated as of May 12, 2005 and which may not be sold by the selling stockholders except pursuant to the lock-up agreement. The Company will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering. We will, however, receive the proceeds from the exercise of the warrants issued to the selling stockholders if and when they are exercised.

All necessary documentation has been submitted to the Securities Exchange Commission and is awaiting review.

ITEM 2. Plan of Operation

Information contained in this report, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. For instance, strategies and operations of Lighting Science Group Corporation (the “Company” of “Lighting Science Group”) involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the lighting industry and numerous other factors discussed in this report and in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

As of the date of this report, we continue to operate as a development stage company, having not had appreciable revenue during our last fiscal year or the first six months of 2005. Accordingly, our plan of operation for the next twelve months is set forth below.

Business Overview

With its acquisition of certain intellectual property rights on June 1, 2004, Lighting Science Group entered the field of solid-state lighting. Light emitting diode technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

Through the development of its Optimized Digital Lighting technology, Lighting Science Group believes that it has begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With its enabling technologies, Lighting Science Group believes that it has positioned itself at the forefront of the emerging solid state lighting industry and will be able to compete in the marketplace.

Strategy

We are positioned to introduce our Optimized Digital Lighting products through traditional commercial and retail distribution channels and on a direct basis through our sales force, as well as through shared savings plans with larger commercial and municipal customers.

We have developed the Shared Savings ProgramSM which allows customers to partner with us to deploy our ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by our ODL products. Our lighting products pay for themselves in energy savings, which are shared between us and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by us in product and labor to install the lights in a city or a municipality. We believe that it will be able to secure the financing for such installations through traditional commercial lending institutions.

We will also focus on the wholesale and retail distribution of our ODL technology and its general illumination products. These products include existing and planned product lines of floodlights, spotlights, and additional general illumination products that are under development. We are exploring opportunities to sell our ODL products through traditional mass market retailers as well as domestic and international lighting distributors.

Our distribution strategy with respect to its near term products are as follows:
•	Flashlights - The flashlight is currently under evaluation by a big-box retailer.

•	Cabinet Lighting - We also intend to aggressively market this product to furniture manufacturers and to potential users in the hotel and recreation industries.

•
Floodlights - We intend to market this light through big-box retailers, lighting distributors, under shared savings programs and on a direct basis in certain industries. We intend to prototype a “Warm White” version of the floodlight in the third quarter of 2005, and plan to sell it via the same channels as the Daylight White version of the bulb in addition to marketing it directly to the hospitality industry.

•
Parking Garage Lighting - We have established direct contact with major parking garage operators across the country and these parking garage lights will be made available for outright sales as well as under the Shared Savings Program.

•	Outdoor Lighting - We expect to make streetlights available under its Shared Savings Program either directly or via Energy Service Company (ESCO) partners.

Strategic Alliance

Agreement with Giuliani Capital Advisors
On February 15, 2005, we entered into a letter agreement with Giuliani Capital Advisors LLC, or GCA, to engage GCA to provide financial advisory services to us and a yet to be formed entity. On May 4, 2005, we entered into an agreement with GCA to form the joint venture. The intent of the joint venture is to own parking garage lights and streetlights and related lighting infrastructure targeting municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as partners/customers. The services GCA has agreed to provide include the following:

•	Assist us on an exclusive basis to raise capital for the joint venture;
•	Evaluate financial and organization structures on a non-exclusive basis relating to different market opportunities which may be presented to Lighting Science Group;
•	Advise us on sources of debt and equity capital available to fund the joint venture;
•	Assist management in coordination between advisors and debt/equity underwriters;
•	Assist us in arranging meetings with various governmental entities and utilities, both domestic and international to acquire light poles and related infrastructure; and
•	If requested, assist Lighting Science Group to raise equity or debt financing for other Company projects.

As consideration for the services to be provided by Giuliani Capital Advisors, we agreed to pay the following:

•	A non-refundable deposit of $150,000 (paid on March 31, 2005);
•	A market rate fee for all debt and/or equity capital raised for the joint venture; and
•	Reasonable expenses of Giuliani Capital Advisors incurred in performing its services.

In addition, Giuliani Capital Advisors received the following:

•	A financial advisory role in the joint venture on capital raising transactions on a case by case basis; and
•	A 20% ownership interest in the joint venture.

We also issued a warrant to Giuliani Capital Advisors that is exercisable by them to purchase up to 1,650,000 shares of our common stock, subject to adjustment in certain circumstances as provided in the warrant. The 1,650,000 shares represented 3.1% of outstanding shares of common stock at February 15, 2005. The warrant has a five-year term, and Giuliani Capital Advisors may exercise the warrant in whole or in part at any time during the five-year term. The exercise price for each share of common stock is $.60 per share or $990,000 if GCA were to exercise all 1,650,000 shares under the warrant.

Liquidity and Capital Resources

On May 12, 2005, Lighting Science Group entered into the Securities Purchase Agreement with investors for the private placement of the preferred stock pursuant to which the investors purchased 2,260,966 shares of the preferred stock at $3.20 per share for an aggregate purchase price of approximately $7.2 million. The net proceeds to Lighting Science Group were approximately $6.5 million, including officer and director loans converted to preferred stock. These funds are being used for working capital purposes.

We have embarked upon an aggressive design and development program to bring product to market during the second quarter of 2005. If, as management believes, Lighting Science group is successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations.

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next 12 months. Additionally, the startup of product deliveries will require us to make additions to our operations and administrative management teams. However, such personnel additions are not expected to result in substantial increases in employee headcount.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued During the Quarter

On June 30, 2005, the Company issued 58,560 shares of common stock at a price per share of $1.281 to members of the board of directors in settlement of $75,000 of director fees payable to such directors.

In May 2005, Lighting Science Group issued 239,167 shares of common stock at $0.24 per share to certain employees in conjunction with commencement of their employment at Lighting Science Group.

As discussed in Note 8 to the Consolidated Financial Statements, Lighting Science Group was obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,851,299 principal balance and $341,226 in accrued interest at March 31, 2005. Ronald E. Lusk, Chairman of Lighting Science Group, controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust. Additionally, as discussed in Note 9 to the Consolidated Financial Statements, on July 25, 1994, Lighting Science Group sold, for proceeds of $2 million, 533,333 shares of Series A Preferred Stock with cumulative dividends of $0.30 per annum for each share and conversion rights to common stock at a price of $3.75 per share. Under the terms of the Plan under which the Company emerged from bankruptcy, Match, Inc., the holder of the Series A Preferred Stock, waived such rights, including voting and conversion rights. No dividends had been paid with respect to this class of stock. At the March 31, 2005, the cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,670,685. Thus, the total liquidation preference of the Series A Preferred Stock was $3,670,685 as of March 31, 2005.

In contemplation of the Company’s private placement of 6% Convertible Preferred Stock which was completed in May 2005, the placement agent recommended and the Company’s Board of Directors concurred that the Match, Inc. debt and Series “A” Preferred Stock would preclude the Company from successfully completing the financing transaction. A special committee of independent directors consisting of Directors Robert E. Bachman, Donald R. Harkleroad, and Robert L. Woodson, III (the “Special Committee”) was formed on March 14, 2005 to negotiate with Mr. Lusk the exchange of the Series A Preferred Stock and the Match, Inc. debt to shares of common stock of Lighting Science Group.

The board of directors (with Mr. Lusk abstaining and one director absent) reviewed the analysis prepared by the Special Committee. Based upon the exchange ratio of $1.725 per share proposed by Mr. Lusk with respect to both the exchange of the Series A Preferred Stock and the conversion of the debt, as well as the proposal by Mr. Lusk to reduce the accrued interest on the line of credit by $250,000, the board concluded that the offer was fair to Lighting Science Group and voted to approve the transactions contained in the proposal from Mr. Lusk. The common shares issued in exchange for the Series A Preferred Stock and the amount due under the credit agreement totaled 3,254,034 shares which were issued on May 5, 2005.

Preferred Stock Issued During the Quarter

On May 12, 2005, Lighting Science Group entered into a definitive Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and other accredited investors, including certain officers and directors of the Company, (collectively referred to as the “Purchasers”) for the private placement of 6% Convertible Preferred Stock of Lighting Science Group, $.001 par value, pursuant to which the Purchasers agreed to purchase 2,260,966 shares of the preferred stock at $3.20 per share for an aggregate purchase price of $7,235,086. The Securities Purchase Agreement was executed on May 12, 2005. Additionally, warrants, a registration rights agreement and lock-up agreements with affiliates and certain stockholders, respectively, of Lighting Science Group were also entered into and executed.

The preferred stock may be converted into shares of common stock at an initial conversion price of $0.80 per share of common stock subject to full ratchet anti-dilution provisions. The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The dividend rate on 6% Convertible Preferred Stock is $0.192 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Corporation must redeem any outstanding Preferred Shares on May 10, 2010. In connection with the transaction, the Company filed a certificate of designation for the 6% Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

Warrants Issued During the Quarter

At a meeting of the Board of Directors of Lighting Science Group held on March 30, 2005, certain individual members of our board of directors and members of senior management agreed to loan Lighting Science Group an aggregate of $340,000 on a short-term basis pursuant to the terms of promissory notes from Lighting Science Group and in favor of each of the individual lenders. Subsequently, an additional $136,000 was loaned to the Company by certain board members. The board members and officers who loaned Lighting Science Group funds in this transaction are collectively referred to as the Lenders. Proceeds from each of the loans were used to fund our continuing operating expenses, including salaries, legal and accounting fees and for working capital purposes and other contingencies. Pursuant to the terms of the notes issued by us to each Lender, warrants to purchase a total of 476,000 shares of common stock at $1.50 per share were issued to the Lenders. All such warrants vested on the date of issuance. The warrants have anti-dilution and exercise price adjustment provisions for dividends and stock splits. Each warrant expires five years from the date of issuance

In conjunction with the Securities Purchase Agreement, the Purchasers also received warrants to purchase an additional 6,782,889 shares of common stock at an exercise price of $0.96 per share (subject to adjustment pursuant to anti-dilution provisions). Warrants to purchase a total of 639,844 shares of common stock at an exercise price of $1.50 per share (subject to adjustment pursuant to anti-dilution provisions) were issued to the placement agents in conjunction with this transaction. All such warrants related to this transaction have a term of five years from the closing date.

Item 6: Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated August 15, 2005, by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated August 15, 2005, by Michael N. Lavey, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 15, 2005, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated August 15, 2005, by Michael N. Lavey, Chief Financial Officer.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: August 12, 2005	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: August 12, 2005	By /s/ MICHAEL N. LAVEY
Michael N. Lavey
Chief Financial Officer and Principal Accounting Officer