Form 10QSB
period 2005-09-30
LIGHTING SCIENCE GROUP CORP
filed 2005-11-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court.    X YES     NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     __YES X NO

As of November 9, 2005, there were 55,310,632 shares of Common Stock issued and outstanding and 2,260,966 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:     __YES X NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended September 30, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations
for the three months ended September 30, 2005 and September 30, 2004 for the nine months ended September 30, 2005 and September 30, 2004 for the period beginning September 26, 2003 and ended September 30, 2005

Consolidated Statements of Cash Flows
for the nine months ended September 30, 2005 and September 30, 2004 for the period beginning September 26, 2003 and ended September 30, 2005

Notes to Consolidated Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 4  Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,452,678	$987,023
Accounts receivable	41,432	1,141
Inventory	534,386	13,770
Prepaid expenses	106,543	163,539
Total current assets	4,135,039	1,165,473

PROPERTY AND EQUIPMENT, net (Note 6)	326,826	310,475

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224	2,793,224
Intellectual property, net (Notes 2 and 6)	1,123,733	1,168,883
Proprietary rights agreement, net (Notes 2 and 6)	590,555	856,306
Goodwill (Note 2)	154,097	154,097
Security deposits	4,268	27,215
Total other assets	4,665,877	4,999,725

TOTAL ASSETS	$9,127,742	$6,475,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$170,632	$40,636
Accrued expenses	75,515	17,899
Accrued dividend on 6% Convertible Preferred Stock	59,994	-
Accrued interest to affiliate (Note 8)	-	315,554
Note payable - related party (Note 8)	-	1,851,299
Current portion of note payable - related party (Note 8)	-	25,000
Total current liabilities	306,141	2,250,388

OTHER LIABILITIES
Note payable - related party (Note 8)	150,000	150,000
Liability under derivative contracts (Note 9)	7,189,863	-
Total other liabilities	7,339,863	150,000

TOTAL LIABILITIES	7,646,004	2,400,388

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,260,966 and -0- shares issued and outstanding, liquidation value of $7,235,086 (Note 9)	562,949	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value, 5,000,000 shares authorized; -0- and 533,333 shares issued and outstanding (Note 9)	-	533
Common Stock, $.001 par value, 495,000,000 shares authorized, 55,060,632 and 51,414,903 shares issued and outstanding	55,061	51,297
Additional paid-in-capital (Note 9)	12,496,135	8,229,648
Stock subscriptions receivable	-	(26,000)
Deficit accumulated during the development stage (Note 9)	(11,632,407)	(4,180,193)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	918,789	4,075,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,127,742	$6,475,673

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative from September 26, 2003 through September 30, 2005
Revenue	$43,943	$-	$42,868	$-	$46,272
Cost of goods sold	(16,487)	-	(16,487)	-	(18,563)
Gross margin	27,456	-	26,381	-	27,709

Operating expenses
Selling, general and administrative	406,913	406,153	1,158,278	592,916	2,461,742
Compensation and related expenses	552,672	167,828	1,441,424	949,669	2,797,911
Professional fees	386,116	225,339	1,154,996	395,590	1,779,930
Directors fees	75,000	104,167	225,000	279,167	701,075
Depreciation and amortization	122,623	109,235	364,736	144,507	623,987
Total operating expenses	1,543,324	1,012,722	4,344,434	2,361,849	8,364,645

Operating loss	(1,515,868)	(1,012,722)	(4,318,053)	(2,361,849)	(8,336,936)

Other income/(expense)
Interest income	28,660	-	47,128	-	50,516
Interest expense	(1,752)	(36,146)	(77,068)	(101,466)	(248,071)
Other, net (Notes 8 and 9)	1,661,067	-	(703,554)	-	(697,249)
Total other income/(expense)	1,687,975	(36,146)	(733,494)	(101,466)	(894,804)

Net income/(loss)	172,107	(1,048,868)	(5,051,547)	(2,463,315)	(9,231,740)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 9)	477,378	-	729,982	-	729,982

Net loss applicable to common stock	$(305,271)	$(1,048,868)	$(5,781,529)	$(2,463,315)	$(9,961,722)

Basic net loss per weighted average common share	$(0.01)	$(0.03)	$(0.10)	$(0.10)	$(0.27)

Weighted average number of common shares outstanding	54,969,055	35,979,283	55,214,668	25,896,693	36,814,103

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative from September 26, 2003 through September 30, 2005
OPERATING ACTIVITIES
Net loss	$(5,781,529)	$(2,463,315)	$(9,961,722)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	364,736	144,507	623,987
Loss on disposal of assets	7,917	-	7,917
Non-cash stock option compensation expense	59,691	-	59,691
Expenses paid by issuance of common stock	296,817	1,573,487	1,848,517
Non-cash accrual of interest to related party	25,672	-	25,672
Forgiveness of accrued interest due to related party	(250,000)	-	(250,000)
Fair value adjustment to liabilities under derivative contracts	(45,223)	-	(45,223)
Accretion of 6% convertible preferred stock redemption value	562,949	-	562,949
Preferred stock issuance expenses paid by issuance of warrants	290,000	-	290,000
Conversion of interest accrued to preferred stock	24,076	-	24,076
Changes in:
Accounts receivable	(40,291)	-	(41,432)
Inventory	(520,616)	(175,400)	(534,386)
Prepaid expenses	56,996	-	(100,960)
Accounts payable	129,996	50,615	170,632
Accrued expenses and other liabilities	117,610	(151,347)	637,068
Security deposits	22,947	(3,715)	(4,268)
Net cash used by operating activities	(4,678,252)	(1,025,168)	(6,687,482)

INVESTING ACTIVITIES
Purchase of property and equipment	(78,103)	(129,259)	(406,018)
Cash in bank of subsidiary at date of acquisition	-	10,000	10,000
Net cash used by investing activities	(78,103)	(119,259)	(396,018)

FINANCING ACTIVITIES
Loans from directors and officers	476,000	-	476,000
Repayment of loans from directors and officers	(200,000)	-	(200,000)
Principal payment on note payable to related party	(25,000)	-	(50,000)
Loan from stockholder	-	1,500	79,541
Repayment of loan from stockholder	-	(50,000)	(79,541)
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	6,935,010	-	6,935,010
Proceeds from private placement, net of issuance costs	36,000	1,740,150	3,374,890
Net cash provided by financing activities	7,222,010	1,691,650	10,535,900

Net increase in cash	2,465,655	547,223	3,452,400
Cash at beginning of period	987,023	34,474	278
Cash at end of period	$3,452,678	$581,697	$3,452,678

Interest paid	$75,316	$-	$56,382

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$1,942,525	$-	$2,442,525
Common Stock issued to pay accrued liabilities	$-	$-	$360,707
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$276,000	$-	$276,000
Exchange of Series A Preferred Stock for Common Stock	$3,670,685	$-	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock to Liability under Derivative Contracts	$7,235,086	$-	$7,235,086

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the periods were Americare Management, Inc. and LSGC LLC, a joint venture with Giuliani Capital Advisors LLC (Note 12). Americare Management, Inc. and LSGC LLC had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

As of September 30, 2005, the Company continues to operate as a development stage company, having not had appreciable revenue during its last fiscal year or the first nine months of 2005. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Manufacturers of LEDs have made substantial progress in the past few years, but the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

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

The Company is currently designing several products for the consumer lighting market as well as commercial products for the streetlight and parking lot lighting sector. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

Basis of Presentation of Unaudited Interim Financial Statements

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three months and nine months ended September 30, 2005 and September 30, 2004 and for the period beginning September 26, 2003 and ended September 30, 2005, and the consolidated statements of cash flow for the nine months ended September 30, 2005 and September 30, 2004 and for the period beginning September 26, 2003 and ended September 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flow at September 30, 2005, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be attained for the entire year.

Summary of Significant Accounting Policies

Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in SOP 90-7 which does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish between transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

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

Inventories

Inventories, which consist of components and lighting products designed by the Company and assembled by a third-party manufacturer, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Prepayments to vendors placed with inventory orders are also classified in inventory in the balance sheets.

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

Depreciation expense was $18,990, $6,216, $53,836, $6,329, and $71,276 for the three months ended September 30, 2005 and September 30, 2004, the nine months ended September 30, 2005 and September 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended September 30, 2005, respectively.

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

Amortization expense related to intellectual property was $15,050, $15,158, $45,150, $20,067, and $80,267 for the three months ended September 30, 2005 and September 30, 2004, the nine months ended September 30, 2005 and September 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended September 30, 2005, respectively.

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

Amortization expense related to the proprietary rights agreement was $88,583, $87,861, $265,750, $118,111, and $472,444 for the three months ended September 30, 2005 and September 30, 2004, the nine months ended September 30, 2005 and September 30, 2004 and cumulatively for the period beginning September 26, 2003 and ended September 30, 2005, respectively.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheets. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 8). Match, Inc. (“Match”), an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

Impairment
The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

Based upon its internal review as of September 30, 2005, the Company has determined that no impairment to the Company’s intangible assets has occurred since the date of the previous evaluation.

Financial Instruments

The Company has issued certain preferred stock and warrants, the terms of which qualify these financial instruments under SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as derivatives. Such derivatives have not been designated as hedging instruments. Accordingly, all derivatives are recorded at fair value on the consolidated balance sheets and changes in the fair value of such derivatives are recorded in operations each period and are reported in Other Income/(Expense).

Revenue

Sales of product commenced during the fourth quarter of 2004 through the Company’s web site. Product sales are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon delivery to the carrier. Sales to date have not been significant.

As of the date of this report, the Company has no reason to believe that an allowance for material product returns is necessary.

Stock Based Compensation

On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan (the "2005 Plan") and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) - Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to SFAS No. 109 - Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants. No effect has been given to the assumed conversion of the preferred stock and the exercise of warrants because the effect would be anti-dilutive. See Notes 9 through 12.

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

The Company accounted for the acquisition as a purchase using the accounting standards established SFAS No. 141 - Business Combinations, and No. 142 - Goodwill and Other Intangible Assets.

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

Subsequent to the acquisition of Lighting Science, Inc., the Company filed four utility patent applications (thereby complying with the one-year time period mentioned above) based on the initial four provisional patents. Eleven additional patent applications have also been filed to provide further protection to the ODL technology. Two of such fifteen patent applications have been granted. Accordingly, there are currently thirteen utility patents pending with respect to the ODL technology before the USPTO. It is anticipated that it will be about 18 months to two years from the date of filing of the utility applications before the USPTO will issue a response to the filing. Additionally, with respect to proprietary branding of its products and services, the Company has filed for federal trademark/service registrations on certain marks and anticipates filing additional registrations on other marks and logos, and, as appropriate, the Company has also established common law trademark protection on several marks and logos. Further, other appropriate intellectual property protection, such as copyright and trade secret, is being applied to the ODL technology and the lighting products which embody it. It is also the policy of the Company to develop an intellectual property portfolio that protects and enhances the ODL technology ideas, concepts, methods and processes. The Company has also adopted intellectual property policies, procedures and practices into its business operations to facilitate its proprietary positioning with respect to its product development and commercialization.

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

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 - Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, notes and accounts payable, accrued expenses and other current liabilities are carried at book value amounts which approximates fair value due to the short-term maturity of these instruments. As discussed in Note 9, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market.

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

Furniture	$62,693
Computer equipment	105,049
Telephone equipment	33,220
Test equipment	38,941
Molds	155,828
Total property and equipment	395,731
Accumulated depreciation	(68,905)
$326,826

Intellectual property consists of the following:

Intellectual property	$1,204,000
Accumulated amortization	(80,267)
$1,123,733

Proprietary rights agreement consists of the following:

Proprietary rights agreement	$1,063,000
Accumulated amortization	(472,445)
$590,555

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2005	$60,200	$354,333
2006	$60,200	$354,333
2007	$60,200	$147,640
2008	$60,200	—
2009	$60,200	—

NOTE 7: INCOME TAXES

The Company accounts for corporate income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $22,300,000 at September 30, 2005, and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020.

Any benefits realized in future periods from pre-confirmation net operating loss carryforwards will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be credited to additional paid-in capital.

NOTE 8: NOTES PAYABLE - RELATED PARTIES

Match Loan

We were obligated under the terms of a line of credit agreement to Match outstanding in the amount of $1,851,299 in principal and $341,226 in accrued interest at March 31, 2005. The line of credit agreement with Match, Inc. was available up to a limit of $2 million; bearing interest at prime plus 1% on the note balance and prime plus 2% on any unpaid interest amounts; was due on demand and was unsecured.

We entered into an agreement with Match on April 12, 2005, under which Match agreed to reduce the accrued interest by $250,000 and exchange the debt for common stock at the exchange ratio of $1.725 per share. On May 5, 2005, the debt to Match of $1,851,299 plus $91,226 of accrued interest was exchanged for common stock. The reduction in accrued interest was recorded in Other income/(expense) during the quarter ended June 30, 2005. As a result of these transactions, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company on May 5, 2005.

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

As an accommodation to the trust and in anticipation of near-term sales in excess of $10,000 per month, the Company made advance payments to the trust on this note in the amount of $25,000 in October 2004 and $25,000 in May 2005. This note provides for no interest. However, under generally accepted accounting principles, an amount of interest should have been imputed. Such amount was not material.

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

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685 and this amount was used to record the dividend as a charge to Deficit accumulated during the development stage on the balance sheets. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as a reduction of retained earnings.

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

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $368,692 and $562,949 for the three months and nine months ended September 30, 2005. The change in the fair value of the liability for derivative contracts totaled $(1,666,335) and $45,224 for the three months and nine months ended September 30, 2005 and has been credited to Other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of September 30, 2005 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.96	$0.80
Fair Value of the Company’s Common Stock	$0.88	$0.88
Expected life in years	4.6	4.6
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	3.75%	3.75%
Calculated fair value per share	$0.53	$0.56

The 6% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and would also qualify as “Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer” as defined by Accounting Series Release (“ASR”) No. 268 - Redeemable Preferred Stocks. The conversion feature associated with the 6% Convertible Preferred Stock is not a nonsubstantive or minimal feature and therefore the provisions of ASR No. 268 have been applied in classifying the 6% Convertible Preferred Stock separate from Stockholders’ Equity (Deficit).

The Company incurred cash expenses totaling $700,829 related to this transaction which have been charged to Other income/(expense) in the statements of operations during the three months ended June 30, 2005. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to Other income/(expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005.

NOTE 10: STOCKHOLDERS’ EQUITY

Lighting Science Private Placement
In connection with the acquisition of Lighting Science, Inc., the Company undertook a private placement (“Lighting Science Private Placement”) of the Company’s common stock under the exemption of Section 505 of Regulation D of the Securities Act of 1933. On March 4, 2005 the Company amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of the Company’s common stock. Under Rule 506, the Company can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors. As of March 31, 2005, a total of $3,874,890 had been raised through the sale of 18,383,573 shares of the Company’s common stock. There have been no such sales of the Company’s stock subsequent to that date. The total of $3,874,890 includes $500,000 of accrued but unpaid interest on a note payable to Match. In lieu of disbursing cash in payment of the interest expense, the Company issued stock to the Ronald E. Lusk Revocable Trust (the “Trust”) the owner of Match. The Trust had contemporaneously subscribed to purchase $500,000 of stock under the terms of the Lighting Science Private Placement.

Issuance of Common Stock during Quarter

During the three months ended September 30, 2005, the Company issued a total of 93,968 shares of common stock, consisting of 73,768 shares of common stock issued to the six outside directors of the Company on September 30, 2005 as compensation for services rendered as board members during the quarter, and 20,000 shares of common stock issued to an employee as part of his employment agreement.

NOTE 11: EQUITY BASED COMPENSATION PLAN

Effective September 1, 2005, the Company implemented the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the "Code"), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The maximum number of shares reserved for the 2005 Plan is 5,000,000 shares. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company's stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.

During the three months ended September 30, 2005, the Company issued 370,000 Incentive Stock Options to employees and directors and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan. Such options have a term of four years and are vested one-third on the date of issuance and the subsequent two-thirds in equal parts on the first and second anniversaries thereof.

The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted during the three months ended September 30, 2005:

Exercise price	$0.87
Fair market value of the underlying stock on date of grant	$0.87
Expected life in years	2.5
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	3.75%
Calculated fair value per share	$0.41

As noted previously, the Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options. For purposes of this calculation, the Company has utilized the simplified method specified in Staff Accounting Bulletin No. 107 for estimating the expected life in years of the options. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company has estimated volatility of its stock based on the historical volatility of the Company’s common stock. The Company has estimated the future volatility of its common stock based on the actual volatility of its common stock over the past year.

The fair value of the options issued in nine months ended September 30, 2005 totaled $172,010 of which $56,763 was recorded in operating expense in the consolidated statements of operations based on service conditions and vesting.

A summary of the option awards under the Company’s 2005 Plan as of September 30, 2005 and changes during the nine months then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	-	-
Granted	420,000	$0.87
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable, end of period	420,000	$0.87

Options vested at end of period	140,000	$0.87

Weighted average fair value of options granted during 2005	$0.41

A summary of the status of nonvested shares under the Company’s 2005 Plan as of September 30, 2005, and changes during the nine months then ended is presented below:

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	-	-
Granted	420,000	$0.41
Vested	(140,000)	$0.41
Forfeited	-	-

Nonvested at end of period	280,000	$0.41

As of September 30, 2005, there was a total of $112,909 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the nine months ended September 30, 2005, was $56,763. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants during the periods of awards subject to performance vesting.

Subsequent to September 30, 2005, the Company granted an additional 300,000 options to members of the Board of Directors.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies excess office space that is leased by an institutional shareholder of the Company. The shareholder allows the Company to occupy the space on a rent-free basis. Such free rent was not material. The shareholder also serves as a financial advisor to the Company as discussed in the following paragraph. Effective with the termination of the financial advisory agreement as of September 30, 2005, the Company will pay the shareholder $10,000 per month under a month to month agreement. The Company has leased office space in Ft. Lauderdale, Florida for its research and development activities for a period of one year commencing February 1, 2005 at a rate of approximately $4,200 per month. The Company has also entered into a rental agreement related to space in the facility of one of the Company’s manufacturing suppliers. This 15 month agreement provides rental payments averaging approximately $3,000 per month. The Company also leases space in Hong Kong on a month-to-month basis at a rate of approximately $250 per month.

Financial advisory services

In 2004, the Company entered into an agreement with a financial consulting firm located in Dallas, Texas to provide financial advisory services in connection with the Company’s capital structure. Under the terms of the agreement, the Company paid the advisor a retainer of $150,000 during the fourth quarter of 2004 for services anticipated to be rendered during calendar year 2005, which was recorded in prepaid expenses. The agreement also provided for monthly payments of $10,000 during the one-year term of the agreement. This financial advisory agreement was terminated as of September 30, 2005.

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

Executive Compensation

As of September 30, 2005, the Company was obligated under the terms of employment contracts for seven of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $90,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $980,000 for 2005. See Note 13.

Commission Agreements with Directors

Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director is responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing.

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

In connection therewith, on July 12, 2005, the Company filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the sale of up to 30,727,420 shares of Lighting Science Group Corporation common stock, par value $.001 by the selling stockholders named therein. Of the common stock offered thereby, (i) 9,043,864 shares of the common stock are issuable upon conversion of $7,235,086 aggregate principal amount of our 6% Convertible Preferred Stock, (ii) 7,422,733 shares of common stock are issuable upon exercise of warrants issued in connection with the sale of the 6% Convertible Preferred Stock, and (iii) 14,260,823 shares of common stock were acquired prior to May 12, 2005 by certain selling stockholders who agreed to the terms of a lock-up agreement dated as of May 12, 2005 and which may not be sold by the selling stockholders except pursuant to the lock-up agreement. The Company will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering. We will, however, receive the proceeds from the exercise of the warrants issued to the selling stockholders if and when they are exercised. This registration was declared effective by the SEC on August 23, 2005, and remains effective as of the date of this filing.

NOTE 13: SUBSEQUENT EVENTS

Executive Terminations

Subsequent to September 30, 2005, the Company’s President and Executive Vice President resigned their positions with this Company. The former President agreed to provide transition consulting for a six month period for which he was issued 50,000 shares of the Company’s common stock. In exchange for being released from his employment agreement, the Executive Vice President agreed to return 100,000 shares of common stock to the Company.

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

As of the date of this report, we continue to operate as a development stage company, having not had appreciable revenue during our last fiscal year or the first nine months of 2005. Accordingly, our plan of operation for the next twelve months is set forth below.

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

Strategy

We are beginning to introduce our Optimized Digital Lighting products through traditional commercial and retail distribution channels and on a direct basis through our sales force, as well as through shared savings plans with larger commercial and municipal customers.

We have developed the Shared Savings ProgramSM which allows customers to partner with us to deploy our ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by our ODL products. Our lighting products pay for themselves in energy savings, which are shared between us and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by us in product and labor to install the lights in a city or a municipality. We believe that we will be able to secure the financing for such installations through traditional commercial lending institutions.

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

Our distribution strategy with respect to our near term products are as follows:

•
Flashlights - The flashlight is currently available on the website of The Home Depot, a big box retailer, and is currently under evaluation by Home Depot for sale in its stores. We are aggressively marketing this product to other retailers, as well as through distributors.

•
Cabinet Lighting - We have delivered an initial order of puck lights to a major Las Vegas casino and we also intend to aggressively market this product to furniture manufacturers and to potential users in the hotel and recreation industries.

•
Floodlights - We intend to market this light through big-box retailers, lighting distributors, under our Shared Savings Program and on a direct basis in certain industries. We have begun to prototype an industry standard form factor PAR 30 floodlight in the third quarter of 2005, and we plan to sell this product via big-box retailers in addition to marketing it directly to the hospitality and facility management industries.

•
Parking Garage Lighting - We have established direct contact with major parking garage operators across the country and these parking garage lights will be made available for outright sales as well as under the Shared Savings Program. In conjunction therewith, we have formed an alliance with Amtech Lighting Services (see below) to install our parking garage lights and fixtures in facilities that Amtech services.

•	Outdoor Lighting - We expect to make streetlights available under our Shared Savings Program either directly or via Energy Service Company (ESCO) partners.

Strategic Alliances

Agreement with Amtech Lighting Services
On September 8, 2005, we announced that we entered into an alliance with Amtech Lighting Services, a subsidiary of ABM Industries Incorporated, a multi-national facilities services leader, to install our ODL Low Bay lights and fixtures in facilities that ABM services. The Low Bay product is designed for widespread, high volume use in parking garages and other applications that require high efficiency, long lasting light.

Under the alliance, Amtech Lighting Services is marketing our products to its customers under the Company’s Shared Savings Program. As part of the Amtech Lighting Services/Lighting Science alliance, Amtech will undertake installation and maintenance of the ODL parking garage lights on behalf of its customers.

More specifically, Amtech Lighting Services is in the initial phase of introducing ODL products to some of its energy-conscious customers who operate 35,000 locations nationwide, and is beginning to test and install ODL fixtures at some of the 1,700 garages it leases or manages through Ampco System Parking, a subsidiary of ABM Industries.

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

We have embarked upon an aggressive design and development program to bring product to market during 2005. If, as management believes, Lighting Science group is successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued During the Quarter

On September 19, 2005, Lighting Science Group issued 20,000 shares of common stock at $1.014 per share to an employee in conjunction with commencement of his employment at Lighting Science Group.

On September 30, 2005, the Company issued 73,968 shares of common stock at a price per share of $1.014 to members of the board of directors in payment of $75,000 of director fees payable to such directors.

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of The Lighting Science Group Corporation was held on August 23, 2005. At that meeting, the three proposals set out below were submitted to a vote of the Company’s stockholders.

Proposal 1 (Election of Directors) — A proposal for the election of the persons who will serve as directors of The Phoenix Group Corporation until next year’s annual meeting.

Proposal 2 (Ratification of Independent Auditors) — A proposal for the ratification of the Audit Committee’s selection of Turner, Stone & Company, LLP as the Company’s independent auditors for the year ending December 31, 2005.

Proposal 3 (Adoption of Equity Based Incentive Compensation Plan) - A proposal to approve adoption of the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan, including reserving 5,000,000 shares of the Company’s common stock for issuance thereunder.

At the close of business on the record date for the meeting (which was July 11, 2005), there were 54,966,664 shares of the Company’s common stock issued and outstanding and entitled to be voted (the “Common Stock”) and 2,260,966 shares of the Company’s 6% Convertible Preferred Stock issued and outstanding and entitled to be voted at the meeting. Each share of common stock was entitled to one vote at the Annual Meeting. Each share of 6% Convertible Preferred Stock was entitled to cast one vote for every share of common stock issuable upon conversion of the 6% Convertible Preferred Stock. On July 11, 2004, the shares of 6% Convertible Preferred Stock outstanding were convertible into 9,043,864 shares of our common stock. Holders of 41,269,088 shares of common stock (being approximately 75.1% of the shares of Common Stock) and 1,005,802 shares of the 6% Convertible Preferred Stock (being 44.5% of the shares of the 6% Convertible Preferred Stock) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

	Proposal	For	Withheld

1. Election of Directors:
Robert E. Bachman		45,275,944	16,352
John A. Collingwood		45,251,007	41,289
Donald R. Harkleroad		45,275,069	17,227
Ronald E. Lusk		45,276,007	16,289
Dr. Fredric S. Maxik		45,276,007	16,289
Robert M. McMonigle		45,276,007	16,289
Daryl N. Snadon		45,276,007	16,289
Robert L. Woodson, III		45,276,007	16,289

	For	Against	Abstain/ Broker Non-Vote

2. Ratification of Independent Auditors	45,248,534	1,630	42,132

3. Adoption of Equity Based Compensation Plan	39,000,871	119,054	6,172,371

All proposals each received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders.

Item 5: Other Information

Departure of Directors or Principal Officers; Appointment of Principal Officers.

On November 11, 2005, the Company announced the appointment of Stephen A. Hamilton as Chief Financial Officer of the Company, effective November 14, 2005. Mr. Hamilton, a Chartered Accountant (Canadian equivalent to Certified Public Accountant), brings to the Company more than 18 years of experience with financings, M&A, risk management, accounting and auditing. From September 2004 until joining us, Mr. Hamilton served as a Senior Consultant at Grant Knauth LLP, a consulting firm specializing in technical outsourcing, where he prepared financial statements and Sarbanes-Oxley compliance documents for clients, and acted as liaison with the firm’s stockholders. From June 2000 - September 2004, Mr. Hamilton was with Quadrem International Holding Limited. He served as CFO of Quadrem from January 2001 - September 2004, during which time he was responsible for all financial functions and was the main contact with domestic and international banks, investors and external auditors. From May 1995 - May 2000, Mr. Hamilton served as Controller and then Group Controller at Noranda Inc., a publicly traded, multi-national mining and metals producer with revenues of $6 billion. Mr. Hamilton began his career as Staff Accountant at Ernst & Young LLP in Toronto. He served in that role from May 1987 - June 1990, and became a Senior Manager until April 1995. Mr. Hamilton received is Bachelor of Commerce from the University of Toronto, and is a Chartered Accountant.

On November 11, 2005, the Company announced the resignation of Michael N. Lavey as Chief Financial Officer, effective November 14, 2005. Mr. Lavey has resigned to pursue other business opportunities.

A copy of the related press release is attached as Exhibit 99.1 hereto and incorporated by reference into this Item 5.

Item 6: Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

31.1*	Rule 13a-14 Certification dated November 11, 2005 by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated November 11, 2005 by Michael N. Lavey, Chief Financial Officer.

32.1**	Section 1350 Certification dated November 11, 2005 by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated November 11, 2005 by Michael N. Lavey, Chief Financial Officer.

99.1*	Press Release dated November 11, 2005.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: November 11, 2005	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: November 11, 2005	By /s/ MICHAEL N. LAVEY
Michael N. Lavey
Chief Financial Officer and Principal Accounting Officer