Form 10-K
period 2005-12-31
LIGHTING SCIENCE GROUP CORP
filed 2006-02-09
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 0-20354

LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
______________________________________	______________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue, Suite 1555 Dallas, Texas	75201
______________________________________	______________________________________
(Address of principal executive offices)	(Zip Code)

214-382-3630
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X_ YES __ ___ NO

As of January 31, 2006, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $19.9 million based upon the closing price of $0.50 on January 31, 2006.

Total revenue for the year ended December 31, 2005 was $72,564.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. X_ YES __ ___ NO

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 55,374,591 at January 31, 2006.

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LIGHTING SCIENCE GROUP. WHEN USED HEREIN, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO LIGHTING SCIENCE GROUP’S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT SIGNIFICANT ASSUMPTIONS, RISKS AND SUBJECTIVE THESE ASSUMPTIONS AND JUDGEMENTS MAY OR MAY NOT PROVE TO BE CORRECT. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF.

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
ITEM 6. PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES+
ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

Business Background

Lighting Science Group is a Delaware corporation incorporated on June 16, 1988. On December 23, 2004, The Phoenix Group Corporation, our predecessor entity, announced its decision to change its name to Lighting Science Group Corporation by means of a parent/subsidiary merger with its wholly-owned subsidiary, Lighting Science, Inc. Pursuant to a resolution approved by the board of directors, The Phoenix Group Corporation filed a certificate of merger with the office of the Secretary of State of Delaware on December 23, 2004 to complete the merger of Lighting Science, Inc. with and into The Phoenix Group Corporation and to change the name. We began conducting its operations under the name Lighting Science Group Corporation on January 1, 2005.

On or about August 20, 2002, we filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division bankruptcy court. The bankruptcy court granted the requested status. During the summer of 2003, we filed a Disclosure Statement and Plan of Reorganization that was confirmed by the bankruptcy court on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the plan of reorganization, the holder of the Series A Preferred Stock, Match, Inc., a company controlled by our Chief Executive Officer, Ronald E. Lusk, agreed to waive its rights, including its voting and conversion rights, and the creditors of Lighting Science Group received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the plan of reorganization - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified us to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position 90-7.

On June 1, 2004, we acquired 100% of the outstanding common stock of Lighting Science, Inc., a corporation that developed and owned certain intellectual property related to the design, development and power management of lighting products utilizing light emitting diodes as a source of light. As of the date of this annual report, we continue with our plans to develop and sell products based upon the intellectual property acquired in this acquisition.

Business Overview

Our wholly owned subsidiaries during the period or for portions of the period were Americare Management, Inc. and LSGC LLC., a joint venture with Giuliani Capital Advisors LLC. Neither Americare Management, Inc. nor LSGC LLC had significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Information contained in this report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, our strategies and operations involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the lighting industry and numerous other factors discussed in this report and in our filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

Market Overview

The global lighting market has annual sales exceeding $40 billion, with the U.S. market alone contributing $12 billion to $15 billion annually.(1) More importantly, the lighting market consumes over 20% of the world’s energy on an annual basis.(2) This is the target market that management believes will evolve to solid state lighting.

With our acquisition of Lighting Science, Inc., we entered the field of solid state lighting. Light emitting diode technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

As a result of these recent innovations, many designers have begun to focus their attention on LEDs as a new source of product for traditional lighting needs. LED-based lighting is now available in a variety of light bases and sizes, most of which are suitable only for specialty lighting. LED-based lighting is rugged, durable, and visible in daylight. Its life span, which far exceeds that of incandescent bulbs, is an advantage for high volume users of light bulbs who are faced with high-energy consumption and recurring maintenance obligations. These maintenance obligations can have legal ramifications as well as aesthetic implications.

Industry studies have predicted that LED-based lighting will replace over 40% of incandescent lighting applications by 2025. It is estimated that by the same year solid state lighting could reduce the global amount of electricity used for lighting by 50%.(4) Lighting Science Group believes that no other use of electricity can offer such a large energy-savings potential.

Increased investment by the manufacturers of LEDs over the past decade has resulted in performance enhancements and cost reductions that have exceeded expectations. Since their introduction, LED prices have fallen while performance has grown. This pattern caused retired Agilent scientist Roland Haitz to measure the change and to develop “Haitz’s Law” (similar to Moore’s Law in the computer chip industry) which holds that each decade since the first LED appeared in 1962, prices have fallen by a factor of 10 while performance has grown by a factor of 20. (5)

While manufacturers of LEDs have made great strides, the enabling technologies such as power conversion and thermal management have not kept pace. These technologies in the LED industry can be equated to software applications in the computer chip industry. But while software development takes advantage of each hardware enhancement, the technologies necessary to derive the greatest performance from LEDs have lagged. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

(1)   Projected estimates in 2002 by United States Department of Energy
(2)   Estimate from article published by Sandia National Labs
(3)   “LED Lighting Technologies and Potential for Near Term Market Applications” by Ecos Consulting 2003
(4)   “The Promise of Solid State Lighting for General Illumination” 2002 Optoelectronics Industry Development Association, Co-sponsored by Department of Energy
(5)   “LEDs are seeing the light more and more,” January 5, 2005, MENAFN.com

Competitive Advantages

Through the development of its Optimized Digital Lighting technology, we believe that we have begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With our enabling technologies, we believe that we have positioned ourselves at the forefront of the emerging solid state lighting industry and will be able to compete in the marketplace, for the following reasons:

•	Digital lighting expertise is our core competency. We have and will continue to generate important intellectual properties:

•	Patent pending digital lighting engineering design
•	Patent pending bulb design appearance
•	Patent pending manufacturing process

•	Compared with 65-watt incandescent bulbs, Optimized Digital Lighting bulbs currently reduce energy use by up to 85% and have a useful life that is up to 50 times longer (approximately 50,000 hours).

•	Several factors contribute to the benefits produced by our ODL technology:

•	Our patented and patent pending technology allows retail pricing that is both affordable and provides a fast payback through reduced energy consumption maintenance costs in most applications.
•	Optimized Digital Lighting products have added functionality - they are dimmable and reach their full operating level instantly unlike most fluorescent bulbs.
•
Development of additional Optimized Digital Lighting products is ongoing. The product development team is bolstered by a scientific advisory board with expertise in many disciplines of the lighting industry.

Products/Distribution

We have begun to introduce our Optimized Digital Lighting products through traditional commercial and retail distribution channels and on a direct basis through our sales force, as well as through shared savings plans with larger commercial and municipal customers. Our near-term product portfolio consists of the following:

•
Flashlights - We have developed a flashlight that provides a high candlepower output across a broader beam angle than is typical of existing LED based flashlights and can be made available at a lower price point due to the manufacturing efficiencies created by Lighting Science Group’s proprietary design.

•
Cabinet Lighting - We have a developed a small lamp, called the Puck Light, that replaces existing halogen incandescent lamps. Aside from energy savings and much longer life, the Puck Light is safer for usage inside furniture because it operates at a much lower temperature.

•
Floodlights - We are developing a second generation floodlight prototype that equals or exceeds existing PAR 30 65-watt floodlights sold by incumbent lighting manufacturers in terms of the amount of illumination (foot candles) measured at the surface to be illuminated across a beam angle of 50º. We plan initial shipments of the floodlight in the first half of 2006.

•	Parking Garage Lighting - We have developed a low bay form factor light that we believe is competitive with conventional lights used in parking garages.

•
Outdoor Lighting - We are currently prototyping a form factor street light which we believe will be competitive with 150 watt - 250 watt conventional street lights on poles 30 feet or less in height. Other forms, in higher wattage equivalents (e.g. 400 watts) are planned.

Operations

Following the acquisition of Lighting Science, Inc., we have continued with our plans to develop and sell products based upon the acquired intellectual property. Staff has been added to support the development process. Additionally, we have begun to work with major international design, engineering and manufacturing companies to support the development of our products and the transition of such products into the manufacturing process.

In order to minimize our investment in plant and equipment and enable us to focus on research and development, our manufacturing strategy is to outsource the manufacture of our Optimized Digital Lighting products, and, therefore, we do not own or operate a manufacturing facility. We currently partner with a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs, which we procure directly), provide all necessary facilities and labor to manufacture our products, and stock and arrange for transport of our finished goods, generally by ship, to our distributors and customers.

We currently have multiple sources of supply for the LEDs used in the assembly of our lighting products. We currently buy LEDs from two domestic manufacturers and two foreign manufacturers. All suppliers currently have adequate capacity to provide sufficient quantities of LEDs to meet our forecasted needs. Our lighting products incorporate a proprietary power supply module. These modules are fabricated by two manufacturers, each of which has adequate capacity to produce estimated quantities of power modules to meet our forecasted needs. One domestic supplier and several foreign suppliers provide microelectronic components for the various lighting products. We have no sole source supply for any of the assemblies required for the manufacture of our lighting products

Corporate Developments / Significant Transactions

Acquisition of Lighting Science, Inc.

On June 1, 2004, Lighting Science Group acquired 100% of the outstanding common stock of Lighting Science, Inc., a Delaware corporation, which owned certain intellectual property related to the design and development of an ODL light bulb. Lighting Science Group’s consolidated financial statements include the results of operations of Lighting Science, Inc. since June 1, 2004.

We acquired all of the issued and outstanding capital stock of Lighting Science, Inc. from Phibian S Trust, Edward I. Lanier, and John Collingwood in exchange for 4,796,274 shares of Lighting Science Group’s common stock and Lighting Science Group’s obligation to issue up to an additional 4,499,965 shares of Lighting Science Group’s common stock upon the satisfaction of certain conditions under the stock purchase agreement.

Lighting Science Group accounted for the acquisition as a purchase using the accounting standards established in Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

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

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent and Trademark Office (“USPTO”) and were acquired by Lighting Science. Provisional patents are equivalent to a filing date placeholder in the USPTO. They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent. To date, we have applied for twenty-one (21) patents and two (2) patents have been allowed. Patents that we have applied for or patents which have been issued to us may be rejected or invalidated or their enforceability challenged, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technology that we have developed. Other appropriate intellectual property protection, such as copyright, trademark and trade secret, is being applied to the ODL technology and the light bulb that embodies it. It is also the policy of Lighting Science to develop an intellectual property portfolio that attempts to protect and enhances the ODL technology ideas, concepts, methods and processes.

Private Placement

On May 12, 2005, Lighting Science Group entered into a definitive Securities Purchase Agreement with Western Reserve Hedged Equity, LP, AG Domestic Convertibles, L.P., A.G. Offshore Convertibles, Ltd., the Gryphon Master Fund, L.P., the GSSF Master Fund, L.P., Xerion Partners I LLC, Xerion Partners II Master Fund Limited, Telemark Asset Management, LLC and certain other accredited investors including certain officers and directors of Lighting Science Group, collectively referred to as the Purchasers, for the private placement of 6% convertible preferred stock of Lighting Science Group, $.001 par value per share, pursuant to which the Purchasers bought 2,260,966 shares of the preferred stock at $3.20 per share for an aggregate purchase price of $7,235,086. Additionally, warrants, a registration rights agreement and lock-up agreements with affiliates and certain unaffiliated stockholders of Lighting Science Group were also entered into and executed. A certificate of designation that sets forth the rights, preferences, terms and conditions of the preferred stock was filed with the Secretary of State of the State of Delaware on May 10, 2005.

The 6% Convertible Preferred Stock ranks ahead of the common stock of Lighting Science Group upon liquidation of Lighting Science Group. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $0.192 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Corporation must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010. In connection with the transaction, Lighting Science Group filed a certificate of designation for the 6% Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to Lighting Science Group's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of Lighting Science Group.

The warrants are exercisable at the election of the holder into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

The lock-up agreements provide that all affiliated stockholders of Lighting Science Group will not offer sell, contract to sell, pledge or otherwise dispose of common stock or securities convertible into, or exchangeable or exercisable for, common stock, subject to certain exceptions for a period of 180 days following the date that a registration statement is declared effective with regard to such common stock. The lock-up agreements will expire on February 19, 2006. Shares of common stock that affiliates held prior to the private placement will not be included in this registration statement.

Lock-up agreements were also entered into with certain unaffiliated stockholders covering a total of 14,260,823 shares of our common stock. Such lock-up agreements provide that such unaffiliated stockholders will not offer to sell, contract to sell, pledge or otherwise dispose of common stock or securities convertible into, or exchangeable or exercisable for, our common stock, subject to certain exceptions, for 180 days following the effective date of a registration statement regarding the common stock. Shares of common stock held by unaffiliated stockholders who have executed a lock-up agreement will be included in this registration statement. Such lock-up agreements will also expire on February 19, 2006.

 Registration Rights Agreement

In connection with the issuance of 6% Convertible Preferred Stock (Note 9), Lighting Science Group executed a Registration Rights Agreement with the purchasers thereof under which Lighting Science Group agreed to register the common shares underlying the 6% Convertible Preferred Stock and related warrants. The Registration Rights Agreement provides for liquidated damages in the event a registration statement is not declared effective by the SEC within 150 days of the May 12, 2005 closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to two percent of the purchase price of the 6% Convertible Preferred Stock for each thirty (30) day period effectiveness of a registration statement is not maintained.

In connection therewith, on July 12, 2005, Lighting Science Group filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the sale of up to 30,727,420 shares of Lighting Science Group Corporation common stock, par value $.001 by the selling stockholders named therein. Of the common stock offered thereby, (i) 9,043,864 shares of the common stock are issuable upon conversion of $7,235,086 aggregate principal amount of our 6% Convertible Preferred Stock, (ii) 7,422,733 shares of common stock are issuable upon exercise of warrants issued in connection with the sale of the 6% Convertible Preferred Stock, and (iii) 14,260,823 shares of common stock were acquired prior to May 12, 2005 by certain selling stockholders who agreed to the terms of a lock-up agreement dated as of May 12, 2005 and which may not be sold by the selling stockholders except pursuant to the lock-up agreement. Lighting Science Group will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering. We will, however, receive the proceeds from the exercise of the warrants issued to the selling stockholders if and when they are exercised. This registration was declared effective by the SEC on August 23, 2005, and remains effective as of the date of this filing.

 Conversion of Preferred Shares and Notes Payable to Common Stock

At March 1, 2005, Lighting Science Group was obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,851,299 principal balance and $341,226 in accrued interest. Ronald E. Lusk, Chairman of Lighting Science Group, controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust. The line of credit agreement with Match, Inc. was available up to a limit of $2 million, bore interest at prime plus 1% on the note balance and prime plus 2% on any unpaid interest amounts, was due on demand and was unsecured.

On July 25, 1994, Lighting Science Group sold, for proceeds of $2 million, 533,333 shares of Series A Preferred Stock with cumulative dividends of $0.30 per annum for each share and conversion rights to common stock at a price of $3.75 per share. Under the terms of the Disclosure Statement and Plan of Reorganization under which Lighting Science Group emerged from bankruptcy, Match, Inc., the holder of the Series A Preferred Stock, waived such rights, including voting and conversion rights. No dividends had been paid with respect to this class of stock. At March 31, 2005, the cumulative unpaid dividend with respect to the preferred stock was $1,670,685. Thus, the total liquidation preference of the preferred stock was $3,670,685 as of March 31, 2005.

In contemplation of Lighting Science Group’s private placement of 6% Convertible Preferred Stock that was completed in May 2005, our financial advisor and its investment-banking representative had both advised that the outstanding debt and preferred stock would preclude Lighting Science Group from successfully completing the financing transaction and should be eliminated through conversion into common stock. The board of directors concurred with this assessment, and accordingly, a special committee of independent directors consisting of Directors Robert E. Bachman, Donald R. Harkleroad, and Robert L. Woodson, III was formed on March 14, 2005 to negotiate with Mr. Lusk to exchange the preferred stock and the amount owed on the debt for shares of common stock.

The special committee took note of the fact that for the month of March 2005, the closing prices for the common stock had ranged between $1.48 and $1.90 per share. The proposal submitted by Mr. Lusk offered to set the exchange ratio at $1.725 per share, which represented the five-day average closing price as of March 15, 2005. Mr. Lusk also proposed to reduce the amount of the accrued interest on the line of credit with Match, Inc. by $250,000. Thus, the number of shares for which the preferred stock and the cumulative dividend would be exchanged was equal to 2,127,933 ($3,670,685 / $1.725) under the proposal presented by Mr. Lusk. Using the same conversion price of $1.725 proposed by Mr. Lusk, the total of $1,942,525 ($2,192,525 - $250,000) due on the line of credit would be convertible into 1,126,101 shares of common stock of Lighting Science Group. The committee also noted that the trading range for the stock at the end of the month of March was closer to the lower end of the range ($1.48) at the time that the analysis was being completed. The special committee reported the results of its analysis to the board.

The board of directors (with Mr. Lusk abstaining and one director absent) reviewed the analysis prepared by the special committee. Based upon the exchange ratio of $1.725 per share offered by Mr. Lusk with respect to both the exchange of the preferred stock and the debt, as well as the proposal by Mr. Lusk to reduce the accrued interest on the line of credit by $250,000, the board concluded that the offer was fair to Lighting Science Group and voted to approve the transactions contained in the proposal from Mr. Lusk. A total of 3,254,034 shares of common stock were issued in exchange for the Series A Preferred Stock and the amount due under the line of credit agreement on May 5, 2005.

 Loans from Certain Directors and Members of Senior Management

During the first and second quarters of 2005, members of the board of directors and certain officers of Lighting Science Group (the “Lender” or “Lenders”) agreed to loan Lighting Science Group an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Proceeds from the loans funded Lighting Science Group’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by Lighting Science Group to each Lender, Lighting Science Group: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement of preferred stock and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the private placement.

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

Under the alliance, Amtech Lighting Services is marketing our ODL products to its customers through Lighting Science Group’s Shared Savings Program. As part of the Amtech Lighting Services/Lighting Science Group alliance, Amtech will undertake installation and maintenance of the ODL parking garage lights on behalf of its customers.

More specifically, Amtech Lighting Services is in the initial phase of introducing our ODL products to some of its energy-conscious customers who operate 35,000 locations nationwide, and is beginning to test and install ODL fixtures at some of the 1,700 garages it leases or manages through Ampco System Parking, a subsidiary of ABM Industries.

 Retention of Financial Advisor
In 2004, Lighting Science Group entered into an agreement with a financial consulting firm located in Dallas, Texas to provide financial advisory services in connection with Lighting Science Group’s capital structure. Under the terms of the agreement, Lighting Science Group paid the advisor a retainer of $150,000 during the fourth quarter of 2004 for services anticipated to be rendered during calendar year 2005, which was recorded in prepaid expenses. The agreement also provided for monthly payments of $10,000 during the one-year term of the agreement. This financial advisory agreement was terminated as of September 30, 2005.

Agreement with Giuliani Capital Advisors

On February 15, 2005, Lighting Science Group Corporation entered into a letter agreement with Giuliani Capital Advisors LLC (“GCA”) to engage GCA to provide financial advisory services to Lighting Science Group and a to-be-formed entity (the “Joint Venture”). The intent of the Joint Venture is to own streetlights and related lighting infrastructure targeting municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as partners/customers. As part of its services GCA has agreed to provide the following services:

•	Assist Lighting Science Group on an exclusive basis to raise capital for the Joint Venture;
•	Evaluate financial and organization structures on a non-exclusive basis relating to Lighting Science Group’s different market opportunities;
•	Advise Lighting Science Group on sources of debt and equity capital available to fund the Joint Venture;
•	Assist management in coordination between advisors and debt/equity underwriters;
•	Assist Lighting Science Group to arrange meetings with various governmental entities and utilities, both domestic and international to acquire light poles and related infrastructure; and
•	If requested, assist Lighting Science Group to raise equity or debt financing for other Lighting Science Group projects

As consideration for the services to be provided by GCA, Lighting Science Group agreed to pay GCA the following:

•	A non-refundable deposit of $150,000 (paid on March 31, 2005);
•	A market rate fee for all debt and/or equity capital raised for the Joint Venture; and
•	Reasonable expenses of GCA incurred in performing its services .

In addition, GCA will receive the following:
•	A financial advisory role in the Joint Venture on capital raising transactions on a case by case basis; and
•	A 20% ownership interest in the Joint Venture.

Lighting Science Group also issued a warrant to GCA that is exercisable by GCA to purchase up to 1,650,000 shares of Lighting Science Group’s common stock, subject to adjustment in certain circumstances as provided in the warrant. The 1,650,000 shares represented 3.2% of outstanding shares of common stock at February 15, 2005. The warrant has a five-year term and GCA may exercise the warrant in whole or in part at any time during the five-year term. The exercise price for each share of common stock is $.60 per share or $990,000 if GCA were to exercise all 1,650,000 shares under the warrant.

This transaction is further described in Form 8-K filed on February 23, 2005 along with a copy of the letter agreement between the parties.

Consulting Contract with Equity Group, Inc.

On February 10, 2005, Lighting Science Group entered into a consulting contract with Equity Group, Inc. (“Equity”) to provide financial public relations and investor relations on behalf of Lighting Science Group. In connection therewith, Lighting Science Group agreed to issue Equity two warrants to purchase an aggregate of $600,000 worth of shares of Lighting Science Group’s common stock with each warrant having an exercise price to be determined in the future. Each warrant will provide for the purchase of $300,000 worth of common stock of Lighting Science Group. One of the warrants became fully vested upon the signing of the contract. The other warrant will become exercisable upon the first anniversary date of the consulting contact unless terminated earlier. Equity will receive $5,000 per month during the term of the contract.

 Sources of Revenue

During 2005, Lighting Science Group recorded net sales of $72,564 from the sales of products. Sales occurred both through Lighting Science Group’s website and through other customer orders. The revenue was generated mainly from sales of puck lights, candles and flashlights.

Lighting Science Group did not complete the sale of any low bay garage lights in 2005 but entered into its first agreement to supply low bay lights to a Dallas area garage. The lights will be supplied to the garage under a shared-savings program.

Human Resources

As of January 31, 2006, Lighting Science Group employs 15 individuals representing its executive management, administrative staff, design and manufacturing staff, and its sales and marketing staff. There are no collective bargaining agreements existing within Lighting Science Group.

As of January 31, 2006, Lighting Science Group was obligated under the terms of employment contracts for five of its executive officers. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $90,000 and $250,000 per year.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Dallas, Texas. We occupy excess office space that is leased by an institutional stockholder of Lighting Science Group. The shareholder previously served as a financial advisor to Lighting Science Group. The stockholder allowed us to occupy the office space during the term of the financial services agreement on a rent free basis. Upon termination of the financial services agreement on September 29, 2005, we began to pay the stockholder rent on a month to month basis at the rate of $10,000 per month. We also have leased facilities in the Ft. Lauderdale, Florida area for our research and development activities for a period of 15 months beginning on November 1, 2005. The agreement provides rental payments averaging approximately $2,400 per month. We also lease space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, no litigation or threatened litigation exists against Lighting Science Group. Management has no reason to believe that any other cause of action against Lighting Science Group could, in good faith, be brought against Lighting Science Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

35

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Lighting Science Group’s stock is currently quoted in the Bulletin Board OTC under the symbol “LSGP.”

The following table sets forth the high and low sales price for the Common Stock for the periods indicated.

Common Stock
	HIGH	LOW

2006
First Quarter	0.67	0.45
2005
Fourth Quarter	0.90	0.24
Third Quarter	1.65	0.73
Second Quarter	1.65	0.73
First Quarter	2.08	1.45
2004
Fourth Quarter	2.25	0.56
Third Quarter	0.72	0.24
Second Quarter	0.64	0.21
First Quarter	0.40	0.16

The high and low prices (based on the average bid and ask price) for Lighting Science Group’s common stock as reported by the Bulletin Board OTC and rounded to the nearest penny are indicated above. These are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions.

According to Lighting Science Group’s stock transfer agent as of January 31, 2006, there were approximately 622 holders of record of Lighting Science Group’s common stock.

Dividends

The payment by Lighting Science Group of dividends on its common stock, if any, rests within the discretion of the board of directors and, among other things, will depend upon Lighting Science Group’s earnings, capital requirements and financial condition, as well as other relevant factors. Lighting Science Group has not paid cash dividends on its common stock to date and does not anticipate doing so in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of Lighting Science Group.

At March 31, 2005, the Series A Preferred Stock carried a cumulative unpaid dividend of $1,680,000. Pursuant to the negotiation between Lighting Science Group and Match Inc., the holder of the Series A Preferred Stock, the outstanding Series A Preferred Stock, the unpaid cumulative dividends on the Series A Preferred Stock and the total amount due under a line of credit payable to Match Inc. (including accrued interest thereon) were exchanged for common stock of Lighting Science Group.

During 2005, Lighting Science Group paid total dividends on the 6% Convertible Preferred Stock of $215,269. Dividends are payable quarterly on the 6% Convertible Preferred Stock. Lighting Science Group can elect to pay the dividends on the 6% Convertible Preferred Stock by issuing common shares of Lighting Science Group provided that: (i) a registration statement covering the underlying common stock must be effective on such dividend payment date and be available for use by investors, and (ii) the number of shares issued will be based on a 15% discount to the daily volume weighted average price of the common stock for the ten trading days immediately proceeding (but not including) the applicable dividend payment date.

Private Placement

In connection with the acquisition of Lighting Science, Inc., Lighting Science Group undertook a private placement (“Lighting Science Private Placement”) of Lighting Science Group’s common stock under Regulation D of the Securities Act of 1933. As of the date of this report, a total of $3,874,890 had been raised through the sale of 18,383,573 shares of Lighting Science Group’s common stock. Lighting Science Group does not plan to issue any additional common stock under the terms of the Lighting Science Private Placement.

On March 4, 2005 Lighting Science Group amended its filing of Form D (Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption) to elect the exemption under Rule 506 rather than Rule 505 for the sale of Lighting Science Group’s common stock. Under Rule 506, Lighting Science Group can raise an unlimited amount of money from any number of “accredited” investors and up to 35 “non-accredited” investors.

As described in Item 1 above, on May 12, 2005, Lighting Science Group entered into a definitive Securities Purchase Agreement with Western Reserve Hedged Equity, LP, AG Domestic Convertibles, L.P., A.G. Offshore Convertibles, Ltd., the Gryphon Master Fund, L.P., the GSSF Master Fund, L.P., Xerion Partners I LLC, Xerion Partners II Master Fund Limited, Telemark Asset Management, LLC and certain other accredited investors including certain officers and directors of Lighting Science Group, collectively referred to as the Purchasers, for the private placement of 6% convertible preferred stock of Lighting Science Group, $.001 par value per share, pursuant to which the Purchasers bought 2,260,966 shares of the preferred stock at $3.20 per share for an aggregate purchase price of $7,235,086. Additionally, warrants, a registration rights agreement and lock-up agreements with affiliates and certain unaffiliated stockholders of Lighting Science Group were also entered into and executed. A certificate of designation that sets forth the rights, preferences, terms and conditions of the preferred stock was filed with the Secretary of State of the State of Delaware on May 10, 2005.

ITEM 6. Plan of Operation

As of the date of this report, we continue to operate as a development stage company, not having had appreciable revenue during our last fiscal year or the first month of 2006. Accordingly, our plan of operation for the next twelve months is set forth below.

Business Overview

With our acquisition of certain intellectual property rights on June 1, 2004, we have entered the field of solid-state lighting. Light emitting diode technology has been in use since 1962, but until recently was used only in small electronic devices. Unlike incandescent bulbs, which produce the full spectrum of light in a spherical pattern, LEDs emit a monochromatic focused beam that is highly directional. For many applications, such as indicators or switch illuminators, this is not a problem. But it took development of multi-chip arrays, high-flux LED chips, and specialized phosphors to achieve the effect of an incandescent bulb.

Through the development of Optimized Digital Lighting technology, we believe that we have begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With our enabling technologies, Lighting Science Group believes that it has positioned itself at the forefront of the emerging solid state lighting industry and will be able to compete in the marketplace.

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

Our distribution strategy with respect to our near term products is as follows:

•
Flashlights - Our flashlight is currently available on the website of the Home Depot, a big box retailer, and is currently under evaluation by Home Depot for sale in its stores. We are aggressively marketing this product to other retailers as well as through distributors.

•
Cabinet Lighting - We have delivered an initial order of puck lights to a major Las Vegas casino and we intend to aggressively market this product to furniture manufacturers and to potential users in the hotel and recreation industries.

•
Floodlights - We intend to market this light through warehouse-style and other big-box retailers, lighting distributors, under our Shared Savings Program and on a direct basis in certain industries. We began to prototype an industry standard form factor PAR 30 floodlight in the third quarter of 2005, and we plan to sell this product via big-box retailers in addition to marketing it directly to the hospitality and facility management industries.

•
Parking Garage Lighting - We have established direct contact with major parking garage operators across the country and these parking garage lights will be made available for outright sales, as well as under the Shared Savings Program. In conjunction therewith, we have formed an alliance with Amtech Lighting Services (see below) to install our parking garage lights and fixtures in facilities that Amtech services. On December 14, 2005, we announced our first contract to supply ODL low bay lighting to an existing parking lot in the Dallas, Texas area under the Shared Savings Program.

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

Under the alliance, Amtech Lighting Services is marketing our ODL products to its customers through Lighting Science Group’s Shared Savings Program. As part of the Amtech Lighting Services/Lighting Science alliance, Amtech will undertake installation and maintenance of the ODL parking garage lights on behalf of its customers.

More specifically, Amtech Lighting Services is in the initial phase of introducing our ODL products to some of its energy-conscious customers who operate 35,000 locations nationwide, and is beginning to test and install ODL fixtures at some of the 1,700 garages it leases or manages through Ampco System Parking, a subsidiary of ABM Industries.

Agreement with Giuliani Capital Advisors

On February 15, 2005, we entered into a letter agreement with Giuliani Capital Advisors LLC, or GCA, to engage GCA to provide financial advisory services to us and a yet to be formed entity. On May 4, 2005, we entered into an agreement with GCA to form the joint venture. The intent of the joint venture is to own parking garage lights and streetlights and related lighting infrastructure targeting municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as partners/customers. The services GCA has agreed to provide include the following:

•	Assist us on an exclusive basis to raise capital for the joint venture;
•	Evaluate financial and organization structures on a non-exclusive basis relating to different market opportunities that may be presented to us;
•	Advise us on sources of debt and equity capital available to fund the joint venture;
•	Assist management in coordination between advisors and debt/equity underwriters;
•	Assist us in arranging meetings with various governmental entities and utilities, both domestic and international to acquire light poles and related infrastructure; and
•	If requested, assist us in raising equity or debt financing for other Company projects.

Liquidity and Capital Resources

Conversion of Debt and Equity held by Match, Inc.

As noted in the Form 10-KSB/A as filed on May 24, 2005, at December 31, 2004 Lighting Science Group reported a working capital deficit of $1.085 million. However, at that time 96% (approximately $2.2 million) of Lighting Science Group’s current liabilities were comprised of a note and the accumulated interest thereon payable to Match. After reviewing a report from its outside financial advisors, the board of directors concluded that the nature of Lighting Science Group’s outstanding debt was inconsistent with its future best interests and that a proposal to convert the debt into common stock of Lighting Science Group should be explored. Mr. Lusk proposed a conversion price of $1.725 per share, the average of the closing price of the common stock over the five-day period ended March 15, 2005. Upon noting that the average trading price of the stock was $1.50 per share at the time the proposal was reviewed and that Mr. Lusk was willing to reduce the accrued interest payable on the note by $250,000, the board decided that it was in the best interest of Lighting Science Group to accept the proposal from Mr. Lusk. As a result, the board of directors of Lighting Science Group voted on April 11, 2005 to accept the offer and convert the debt of $1,851,299 plus the remaining accrued interest of $91,226 into 1,126,101 shares of common stock of Lighting Science Group.

Mr. Lusk also proposed a similar plan to convert the preferred stock and the accumulated unpaid dividend thereon to common stock of Lighting Science Group. On July 25, 1994, Lighting Science Group sold 533,333 shares of 8% cumulative Series A Senior Convertible Preferred Stock at a price of $3.75 per share, or a total of $2 million. The preferred stock, owned by Match at the date of the conversion, carried cumulative dividends of $0.30 per annum for each share and conversion rights to common stock. The cumulative unpaid dividend with respect to the preferred stock was $1,670,685, producing a total liquidation preference of $3,670,685. Mr. Lusk proposed the same conversion price of $1.725 per share. The board also voted to convert the preferred stock and cumulative dividend to 2,127,933 shares of common stock.

On May 12, 2005, Lighting Science Group entered into a Securities Purchase Agreement with investors for the private placement of its preferred stock pursuant to which the investors purchased 2,260,966 shares of the preferred stock at $3.20 per share for an aggregate purchase price of approximately $7.2 million. The net proceeds to Lighting Science Group were approximately $6.5 million, including $276,000 of certain officer and director loans outstanding at the time, which were also converted to preferred stock. These funds are being used for working capital purposes.

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next 12 months except for any funds required to produce production tooling and molds for use by our contract manufacturers. Additionally, the startup of product deliveries will require us to make additions to our operations and administrative management teams. However, such personnel additions are not expected to result in substantial increases in employee headcount.

We have embarked upon an aggressive design and development program bringing our product to market during 2005. If, as management believes, we are successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations. Through a combination of these traditional lending sources, revenue from the sale of products and the use of its December 31, 2005 cash balance, Lighting Science Group believes that it will have sufficient capital to complete the commercialization of its products and reach a level of cash flow break-even in 2006.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements required to be filed pursuant to this Item 7 begin on Page F-2 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to Lighting Science Group.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Lighting Science Group’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of Lighting Science Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon such evaluation, the principal executive officer and principal financial officer of Lighting Science Group have concluded that, as of the end of such period, Lighting Science Group’s disclosure controls and procedures are effective in timely alerting Lighting Science Group’s management to material information relating to Lighting Science Group to be included in the reports that Lighting Science Group files or submits pursuant to the Exchange Act.

Internal Control Over Financial Reporting. There have been no changes in Lighting Science Group’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 or the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Lighting Science Group’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of Lighting Science Group at December 31, 2004, their ages, their titles, their years of employment with Lighting Science Group, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 48, has served as the Chairman of the board of directors and CEO of Lighting Science Group since November 1998. Mr. Lusk was appointed as President of Lighting Science Group in October 2005. Mr. Lusk is also the president of Match, Inc., a private investment company. Mr. Lusk has over 22 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare industry. Mr. Lusk currently serves as a director on the boards of several private companies.

J. Michael Poss, 53, has served as Executive Vice President - Legal of Lighting Science Group since May 2005. Mr. Poss served as chief financial officer of Lighting Science Group from May 2002 to May 2005. Prior to his association with Lighting Science Group, Mr. Poss served as executive vice president of Zix Corporation from April 2000 through February 2002 where he was involved in sales, marketing, investor relations, and the negotiation of strategic alliance agreements with industry-leading partners. Prior to moving to Zix Corporation, Mr. Poss held the position of chief financial officer of The Perot Group, the family office operation of Ross Perot. Before joining Mr. Perot in 1979, Mr. Poss worked for Arthur Young & Company. He was awarded his Certified Public Accountant designation in 1978, and he received a Bachelor of Business Administration degree from the University of Texas at Austin in 1973. Mr. Poss is also a licensed attorney, having graduated from the University of Texas Law School in 1976. Mr. Poss also served as a director of Lighting Science Group from September 2003 through August 2005.

Stephen A. Hamilton, 41, joined us as Chief Financial Officer in November 2005. From September 2004 until joining Lighting Science, Mr. Hamilton served as a Senior Consultant at Grant Knauth LLP, a consulting firm specializing in technical outsourcing and acted as project manager on major client assignments. From June 2000 - September 2004, Mr. Hamilton was with Quadrem International Holdings Limited, a private company operating an international electronic marketplace. He served as CFO of Quadrem from January 2001 - September 2004, during which time he was responsible for all financial functions. From May 1995 - May 2000, Mr. Hamilton served as Controller and then Group Controller at Noranda Inc., a publicly traded, multi-national mining and metals producer with revenues of $6 billion where he was responsible for negotiating, performing due diligence and assessing financing for acquisitions, preparing regulatory documents and achieving cost savings through the restructuring of administrative and support processes. Mr. Hamilton received is Bachelor of Commerce from the University of Toronto, and is a Chartered Accountant.

Fredric S. Maxik, 45, has served as Chief Technology Officer of Lighting Science Group since June 2004. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electronics in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Electronics in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, Mr. Maxik formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by Lighting Science Group in June 2004. Mr. Maxik received his honorary PhD in physics from the University of Hong Kong in 1993. Mr. Maxik has served as a director of Lighting Science Group since August 2004.

K. Shane Hartman, 50, was named Chief Information Officer and executive vice president of Lighting Science Group effective November 15, 2000. Prior to joining us, Mr. Hartman accumulated 20 years of business experience in the information technology industry, having served with Perot Systems where he held several senior management positions, most recently as Chief Technologist. Previously, Mr. Hartman served as Chief Architect for Programmability at Lotus Development Corporation. He is an alumnus of the Massachusetts Institute of Technology.

Robert E. Bachman, 63, has served as a director of Lighting Science Group since September 2003. He is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, L.P., a private venture capital/equity fund. Mr. Bachman serves as the chairman of the audit committee of the board of directors of Lighting Science Group.

John A. Collingwood, 66, has served as a director of Lighting Science Group since August 2004. He is a private investor and serves as an officer and/or director of several privately held companies and was previously a major shareholder of Lighting Science, Inc. prior to its acquisitions on June 1, 2004. Mr. Collingwood is an alumnus of the University of Kansas, and he graduated from the University of the Americas in Chouloa, Mexico with a degree in International Business Administration.

Donald R. Harkleroad, 61, has served as a director of Lighting Science Group since September 2003. He is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries. Mr. Harkleroad serves as the chairman of the compensation committee of the board of directors of Lighting Science Group.

Daryl N. Snadon, 59, has served as a director of Lighting Science Group since September 2003. He is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships.

Robert L. Woodson, III, 56, has been a director of Lighting Science Group since 1998 and previously served as president and chief operating officer of Lighting Science Group from January 1999 to November 2000. Mr. Woodson was president and chief executive officer from November 1998 to January 1999. Prior to joining Lighting Science Group, Mr. Woodson was president of HFI Home Care Management LP, a company that acquires and manages home health agencies, from 1994 through 1997, and executive vice president and secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of Lighting Science Group but continues to serve as a director.

Members of Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are:

•	Robert E. Bachman, Chairman
•	Donald R. Harkleroad
•	Daryl N. Snadon

Robert E. Bachman is designated as the “audit committee financial expert.” Mr. Bachman is independent of the management of Lighting Science Group, and he meets the criteria set forth in the regulations with respect to the qualifications of an “audit committee financial expert.”

Code of Ethics

Lighting Science Group has adopted a code of ethics that is applicable to all employees of Lighting Science Group and, in particular, to its senior officers.

A copy of the code of ethics may be obtained from Lighting Science Group without charge by writing to Lighting Science Group at the following address:

Lighting Science Group Corporation
2100 McKinney Avenue, Suite 1555
Dallas, Texas 75201

ITEM 10. EXECUTIVE COMPENSATION

Management Compensation

For the year ended December 31, 2005, executive compensation expense for Lighting Science Group totaled approximately $784,000.

35

The table below sets out the information with respect to the compensation of the executive officers for the years 2005, 2004 and 2003.

SUMMARY OF COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
							Awards		Payouts
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options / SAR's (#)	LTIP Payouts ($)	All Other Compensation ($)

Ronald E. Lusk	2005	253,846		-		-	-	-	-	-
Chief Executive Officer	2004	212,147	(3)	88,880	(3)(1)	-	94,839	-	-	-
	2003	131,942	(3)	-		-	65,971	-	-	-

J. Michael Poss (8)	2005	91,384		-		-	-	-	-	-
Executive VP - Legal	2004	154,452	(4)	108,443	(4)(1)	-	95,606	-	-	-
	2003	218,024	(4)	-		-	64,238	-	-	-

Stephen A. Hamilton (9)	2005	16,095		20,000		-	-	60,000	-	-
Chief Financial Officer

K. Shane Hartman	2005	152,307		-		-	-	-	-	-
Chief Information Officer	2004	154,049	(5)	64,046	(5)(1)	-	76,741	-	-	-
	2003	197,922	(5)	-		-	52,363	-	-	-

Kathryn D. Fuller (2)	2005	27,692		-		-	-	-	-	-
Corporate Secretary	2004	80,250	(6)	99,117	(6)(1)	-	37,173	-	-	-
	2003	95,961	(6)	-		-	25,488	-	-	-

Fredric S. Maxik	2005	250,000		-		-	-	-	-	-
Chief Technology Officer	2004	158,650	(7)	37,500	(7)(1)	-	34,533	-	-	-

(1)	Paid in the form of unregistered common stock of Lighting Science Group Corporation.
(2)	Ms. Fuller resigned in May of 2005.
(3)
Includes 431,715 common shares issued at $0.22 and 555,502 common shares issued at $0.16 related to 2004 salary and bonus, respectively. Includes 157,333 common shares issued at $0.42 related to 2003 salary.

(4)
Includes 434,464 common shares issued at $0.22 and 677,769 common shares issued at $0.16 related to 2004 salary and bonus, respectively. Includes 154,627 common shares issued at $0.42 related to 2003 salary.

(5)
Includes 349,226 common shares issued at $0.22 and 400,289 common shares issued at $0.16 related to 2004 salary and bonus, respectively. Includes 126,307 common shares issued at $0.41 related to 2003 salary.

(6)
Includes 169,955 common shares issued at $0.22 and 619,479 common shares issued at $0.16 related to 2004 salary and bonus, respectively. Includes 61,528 common shares issued at $0.41 related to 2003 salary.

(7)	Includes 67,628 common shares issued at $0.49 and 156,250 common shares issued at $0.24 related to 2004 salary and bonus, respectively.
(8)	Mr. Poss served as Chief Financial Officer of the Company from May 2002 through May 2005.
(9)	Mr. Hamilton’s employment with the Company began November 11, 2005. Included in his total compensation in 2005 was a signing bonus of $20,000.

Compensation of Directors

The directors of Lighting Science Group receive compensation in the amount of $50,000 per year payable in the form of Lighting Science Group’s common stock. During the year, the directors received stock in the amount of $50,000 (or a lesser amount for less than a full year of service). The amount of stock to be issued each month is computed by averaging the daily closing prices of Lighting Science Group’s stock each trading day of the calendar month. The table below sets forth the value of the stock and the number of shares received by each director during the year ended December 31, 2005. the table also shows the number of stock options granted to each director during 2005.

	Total Directors Fees		Options Granted
Director		# shares	# shares

Robert E. Bachman	$50,000	53,216	100,000
John A. Collingwood	50,000	53,216	50,000
Don R. Harkleroad	50,000	53,216	200,000
Daryl N. Snadon	50,000	53,216	50,000
Robert L. Woodson III	50,000	53,216	50,000
Robert M. McMonigle	44,445	39,721	50,000

	$294,445	305,801	500,000

Effective September 1, 2005, Lighting Science Group implemented the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the "Code"), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. All of the stock options granted to directors of Lighting Science Group during 2005 were incentive stock options. Such options have a term of four years and are vested one-third on the date of issuance and the subsequent two-thirds in equal parts on the first and second anniversaries thereof. The exercise price of the outstanding stock options is $0.53 to $0.87 per share

Mr. McMonigle resigned from the Board of Directors on November 21, 2005. Upon his resignation, 33,333 of the options granted to him that had not vested were terminated. The 16,667 options that had vested are available for exercise their specified strike prices for 90 days after the date of his resignation.

The two directors of Lighting Science Group who are also employees of Lighting Science Group (Mr. Lusk and Mr. Maxik) receive no additional compensation for their service as members of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 31, 2005, certain information with respect to the beneficial ownership of voting stock by all directors and executive officers of Lighting Science Group, individually and collectively as a group as well as any other shareholders who own in excess of 5% of the total fully-diluted shares that have been issued by Lighting Science Group. The beneficial ownership interest is calculated assuming all outstanding warrants for shares of common stock of Lighting Science Group have been exercised, all 6% Convertible Preferred stock has been converted to common stock of Lighting Science Group and all .outstanding stock options have been exercised:

Shares Beneficially Owned(1)(2)
Name and Address of Beneficial Owner	Number	Percent
Directors and Officers
Robert E. Bachman (3)	610,445	0.8%
John A. Collingwood (4)	3,885,332	5.1%
Stephen A. Hamilton (13)	65,200	0.1%
Don R. Harkleroad (5)	1,030,901	1.4%
K. Shane Hartman (14)	1,239,942	1.6%
Ron E. Lusk (7)(14)	6,303,404	8.4%
Fredric S. Maxik (8)(14)	162,250	0.2%
J. Michael Poss (14)	1,549,017	2.1%
Daryl N. Snadon (8)	1,515,411	2.0%
Robert L. Woodson III (10)	598,384	0.8%
Directors and Officers as a Group	16,960,286	22.5%
Certain Persons
AG Offshore Convertibles Ltd.(11)	6,562,500	8.7%
Edward I Lanier (13)	3,556,798	4.7%
Philip R. Lacerte (6)	3,587,202	4.8%
Stan T. Waldrop (9)	2,875,834	3.8%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
(2)	Unless otherwise indicated, the address of each person in the above table is Lighting Science Group Corporation, 2100 McKinney Avenue, Suite 1555, Dallas, TX 75201.
(3)
Includes 41,652 shares of common stock issuable upon conversion of 10,413 shares of 6% Preferred Stock, 61,239 shares of common stock issuable upon exercise of warrants and 100,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Includes 560,445 shares of common stock held by USGT Investors L.P. Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P. and may be deemed to have voting and/or investment power with respect to the shares owned by USGT Investors, L.P.

(4)
Includes 18,752 shares of common stock issuable upon conversion of 4,688 shares of 6% Preferred Stock, 14,063 shares of common stock issuable upon exercise of warrants and 50,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.

(5)
Includes 62,500 shares of common stock issuable upon conversion of 15,625 shares of 6% Preferred Stock, 92,876 shares of common stock issuable upon exercise of warrants and 200,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Includes 880,901 shares of common stock held by the Bristol Company. Mr. Harkleroad is sole shareholder of the Bristol Company and may be deemed to have sole voting and/or investment power with respect to the shares owned by the Bristol Company.

(6)
Includes 41,496 shares of common stock issuable upon conversion of 10,374 shares of 6% Preferred Stock and 61,122 shares of common stock issuable upon exercise of warrants. Mr. Lacerte served as Lighting Science Group’s Executive Vice President of Sales and Marketing from October 12, 2004 until his resignation on October 4, 2005.

(7)
Includes 50,000 shares of common stock issuable upon exercise of warrants. Includes 5,591,097 shares of common stock held by the Ronald E. Lusk Revocable Trust. Mr. Lusk is the trustee of the Ronald E. Lusk Revocable Trust and may be deemed to have voting and/or investment power with respect to the shares owned by the Ronald E. Lusk Revocable Trust.

(8)
Includes 116,952 shares of common stock issuable upon conversion of 29,238 shares of 6% Preferred Stock, 217,715 shares of common stock issuable upon exercise of warrants and 50,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.

(9)
Includes 30,000 shares of common stock issuable upon exercise of warrants. Includes 1,504,167 shares of common stock held by Greenfield Capital V L.P. Mr. Waldrop is the sole partner in Greenfield Capital V L.P. and may be deemed to have voting and/or investment power with respect to the shares owned by Greenfield Capital V L.P. Also includes 196,667 shares of common stock held by SDW Investments Ltd. Mr. Waldrop is trustee of SDW Investments Ltd. and may be deemed to have sole voting and/or investment power with respect to the shares owned by SDW Investments Ltd. Mr. Waldrop served as Lighting Science Group’s President from October 12, 2004 until his resignation on October 17, 2005.

(10)
Includes 30,000 shares of common stock issuable upon exercise of warrants and 50,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.

(11)
Includes 2,625,000 shares of common stock issuable upon conversion of 656,250 shares of 6% Preferred Stock and 1,968,750 shares of common stock issuable upon exercise of warrants. Also includes 1,125,000 shares of common stock issuable upon conversion of 281,250 shares of 6% Preferred Stock and 843,750 shares of common stock issuable upon exercise of warrants that were originally issued to AG Domestic Convertibles, L.P. in the May 12, 2005 private placement of 6% Convertible Preferred Stock. Such preferred shares and warrants were transferred to AG Offshore in August 2005.

(12)	Includes 31,252 shares of common stock issuable upon conversion of 7,813 shares of 6% Preferred Stock and 23,437 shares of common stock issuable upon exercise of warrants.
(13)	Includes 60,000 shares of common stock issuable upon exercise of incentive stock options issued on the 2005 Equity Based Incentive Compensation Plan.
(14)	Pursuant to the terms of their employment agreement, individual had (or has, in the case of Mr. Maxik) the ability to elect to receive salary and other forms of cash compensation in the form of equity securities of Lighting Science Group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Loans to Lighting Science Group; Issuance of Warrants to Directors

At a meeting of the Board of Directors of Lighting Science Group held on March 30, 2005, certain individual members of our board of directors and members of senior management agreed to loan Lighting Science Group an aggregate of $340,000 on a short-term basis pursuant to the terms of promissory notes from Lighting Science Group and in favor of each of the individual lenders. The members of the board and senior management who agreed to loan us funds and the amounts loaned by each individual are as follows: John A. Collingwood - $100,000, Ronald E. Lusk - $30,000, Stan T. Waldrop - $30,000, Philip R. Lacerte - $30,000, Robert E. Bachman (through USGT Investors L.P.) - $30,000, Donald R. Harkleroad (through the Bristol Company) - $30,000, Robert L. Woodson, III - $30,000, Daryl N. Snadon - $30,000, and Fredric S. Maxik (through the Phibian S Trust) - $30,000. Mr. Lusk loaned Lighting Science Group an additional $15,000 on April 29, 2005 and $5,000 on May 2, 2005. Mr. Snadon loaned us an additional $100,000 on May 3, 2005 and Mr. Harkleroad loaned us an additional $16,000 on May 6, 2005.

The board members and officers who loaned Lighting Science Group funds in this transaction are collectively referred to as the Lenders. Proceeds from each of the loans were used to fund our continuing operating expenses, including salaries, legal and accounting fees, and for working capital purposes and other contingencies. Pursuant to the terms of the notes issued by us to each Lender, we have: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued a warrant to each Lender for the purchase of 30,000 shares of our common stock (or 100,000 shares in the case of Mr. Collingwood, 130,000 shares in the case of Mr. Snadon, 46,000 shares in the case of Mr. Harkleroad and 50,000 shares in the case of Mr. Lusk) for a total of 476,000 shares. The principal and interest due on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement described in “Corporate Developments / Significant Transactions” under Item I. of this annual report and the remaining $200,000 of such loans were repaid from proceeds of the private placement.

The warrants issued to the Lenders for the purchase of 476,000 shares of our common stock are exercisable at $1.50 per share. Eight warrants for 30,000 shares of common stock and one warrant for 100,000 shares of common stock vested on the date of issuance, April 20, 2005. On April 29, 2005 and May 2, 2005, we issued warrants for 15,000 and 5,000 shares of common stock, respectively, to Mr. Lusk. On May 3, 2005, we issued a warrant for 100,000 shares of common stock to Mr. Snadon and on May 6, 2005, we issued a warrant for 16,000 shares to Mr. Harkleroad. All such warrants vested on the date of issuance. The warrants have anti-dilution and exercise price adjustment provisions for dividends and stock splits. Each warrant expires five years from the date of issuance.

Reverse Stock Split

On August 20, 2004, our shareholders approved a proposal by management to undertake a reverse split of the shares of our common stock in the ratio of one share of new common stock for every 16 shares of old common stock. All per-share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split of Lighting Science Group’s shares. All other references to shares of our common stock in this annual report and in the accompanying consolidated financial statements have been retroactively adjusted to a post reverse-split basis unless otherwise noted.

Acquisition of Lighting Science, Inc.

On June 1, 2004, we acquired Lighting Science, Inc. by purchasing all of that corporation’s outstanding stock in exchange for 4,796,276 shares of common stock and Lighting Science Group’s obligation to issue up to an additional 4,499,965 shares of common stock upon the satisfaction of certain conditions under the stock purchase agreement. Two of our directors, Fredric S. Maxik and John A. Collingwood, had significant relationships with Lighting Science, Inc. Mr. Maxik was the chief executive officer of Lighting Science, Inc. and the co-trustee of a trust that was a major stockholder of Lighting Science, Inc. Mr. Collingwood was also a major stockholder of Lighting Science, Inc. As part of the acquisition of Lighting Science, Inc., Lighting Science Group agreed to use its best efforts to cause the election of Mr. Maxik and Mr. Collingwood to Lighting Science Group’s board of directors. The acquisition of Lighting Science, Inc. was previously disclosed on Lighting Science Group’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2004. As part of the acquisition Mr. Maxik entered into an employment agreement with Lighting Science Group.

Note to Phibian S Trust

As part of the acquisition Lighting Science, Inc., Lighting Science Group executed a promissory note in favor of the Phibian S. Trust, a trust for the benefit of the children of Fredric S. Maxik. At such time, the trust was controlled by Mr. Maxik who was co-trustee of the trust. On July 2, 2004, Mr. Maxik resigned his position as co-trustee. Currently, Mr. Maxik exercises no control over the trust, and has informed us that he disclaims all beneficial ownership in the trust.

The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by Lighting Science Group. The note is in the principal amount of $200,000, does not bear interest and is payable in 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that we begin generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles.

We made advance payments to the trust on this note in the amounts of $25,000 in October 2004 and $25,000 in May 2005. This note provides for no interest. However, under generally accepted accounting principles, an amount of interest should have been imputed. Such amount was not material.

Lighting Science Group Corporation generated revenue in excess of $10,000 in August of 2005. Accordingly, we are now obligated and will begin making regular installment payments on the note commencing in June of 2006 after giving effect to the $50,000 in prepayments made in 2004 and 2005.

Note Payable to Trust of Stockholder and Chairman Ronald E. Lusk / Exchange of Note and Series A Preferred Stock for Common Stock

We were previously obligated under the terms of a line of credit agreement to Match, Inc. outstanding in the amount of $1,851,299 principal balance and $341,226 in accrued interest at March 31, 2005. Ronald E. Lusk, Chairman of Lighting Science Group, controls Match, Inc. as Trustee of the Ronald E. Lusk Revocable Trust. The line of credit agreement with Match, Inc. was available up to a limit of $2 million, bore interest at prime plus 1% on the note balance and prime plus 2% on any unpaid interest amounts, was due on demand and was unsecured.

On July 25, 1994, Lighting Science Group sold, for proceeds of $2 million, 533,333 shares of Series A Preferred Stock with cumulative dividends of $0.30 per annum for each share and conversion rights to common stock at a price of $3.75 per share. Under the terms of the Plan under which Lighting Science Group emerged from bankruptcy, Match, Inc., the holder of the Series A Preferred Stock, waived such rights, including voting and conversion rights. No dividends had been paid with respect to this class of stock. At March 31, 2005, the cumulative unpaid dividend with respect to the preferred stock was $1,670,685. Thus, the total liquidation preference of the preferred stock was $3,670,685 as of March 31, 2005.

In contemplation of Lighting Science Group’s private placement of 6% Convertible Preferred Stock that was completed in May 2005, our financial advisor and its investment-banking representative had both advised that the outstanding debt and preferred stock would preclude Lighting Science Group from successfully completing the financing transaction and should be eliminated through conversion into common stock. The board of directors concurred with this assessment, and accordingly, a special committee of independent directors consisting of Directors Robert E. Bachman, Donald R. Harkleroad, and Robert L. Woodson, III was formed on March 14, 2005 to negotiate with Mr. Lusk to exchange the preferred stock and the amount owed on the debt for shares of common stock.

The special committee took note of the fact that for the month of March 2005, the closing prices for the common stock had ranged between $1.48 and $1.90 per share. The proposal submitted by Mr. Lusk offered to set the exchange ratio at $1.725 per share, which represented the five-day average closing price as of March 15, 2005. Mr. Lusk also proposed to reduce the amount of the accrued interest on the line of credit with Match, Inc. by $250,000. Thus, the number of shares for which the preferred stock and the cumulative dividend would be exchanged was equal to 2,127,933 ($3,670,685 / $1.725) under the proposal presented by Mr. Lusk. Using the same conversion price of $1.725 proposed by Mr. Lusk, the total of $1,942,525 ($2,192,525 - $250,000) due on the line of credit would be convertible into 1,126,101 shares of common stock of Lighting Science Group. The committee also noted that the trading range for the stock at the end of the month of March was closer to the lower end of the range ($1.48) at the time that the analysis was being completed. The special committee reported the results of its analysis to the board.

The board of directors (with Mr. Lusk abstaining and one director absent) reviewed the analysis prepared by the special committee. Based upon the exchange ratio of $1.725 per share offered by Mr. Lusk with respect to both the exchange of the preferred stock and the debt, as well as the proposal by Mr. Lusk to reduce the accrued interest on the line of credit by $250,000, the board concluded that the offer was fair to Lighting Science Group and voted to approve the transactions contained in the proposal from Mr. Lusk. A total of 3,254,034 shares of common stock were issued in exchange for the Series A Preferred Stock and the amount due under the line of credit agreement on May 5, 2005.

Loan from Stockholder and Chairman Ronald E. Lusk

On November 25, 2003 Ronald E. Lusk, the chairman of Lighting Science Group, advanced $50,000 to Lighting Science Group for purposes of meeting general and administrative expenses. The loan provided for interest at a rate of prime plus 1%. Mr. Lusk elected to forego any interest that was otherwise due with respect to the loan. No interest on the loan had previously been recorded by Lighting Science Group. Any such interest would not have been material. During 2004, Mr. Lusk advanced Lighting Science Group an additional $29,541 for general corporate purposes. During the third quarter of 2004, Lighting Science Group repaid the outstanding balances on these advances.

Office Lease with Stockholder and Director Daryl N. Snadon

Until November 2004, we leased our executive offices from a partnership consisting of Daryl N. Snadon, a member of our board of directors, and two other individuals. Our former, long-term lease with this partnership was terminated in connection with our bankruptcy. When we emerged from bankruptcy, we entered into an oral lease agreement with Mr. Snadon’s partnership to lease our executive offices on a month-to-month basis. Under the agreement, the landlord agreed to accept shares of our common stock in lieu of cash payments for rent. To date, all amounts owed by us under our lease have been paid by issuing shares of common stock to the members of the partnership, including 682,684 shares to Mr. Snadon. No further commitment remains under this agreement, and no additional stock is required to be issued.

Service Agreement with Shareholder

On November 13, 2004, we moved our executive offices from Richardson, Texas to Dallas, Texas where we occupy excess office space that is leased by an institutional shareholder of Lighting Science Group who previously served as a financial adviser. The stockholder allowed us to occupy the space on a rent-free basis during the terms of the financial services agreement. Such free rent was not material in 2004. Upon termination of the financial services agreement on September 29, 2005, we began to pay the stockholder rent at the rate of $10,000 per month. For services rendered as financial advisor, we issued a warrant to purchase 63,984 shares of our common stock in conjunction with our private placement of preferred shares on May 12, 2005.

Employment Agreements

We entered into three-year employment agreements with each of Messrs. Lusk, Poss and Hartman, and Ms. Fuller during fiscal years 1999, 2000, 2002 and 2002, respectively. Ms. Fuller resigned from Lighting Science Group in May 2005 and is no longer an employee. On June 1, 2004, we entered into a similar agreement with Mr. Maxik upon the acquisition of Lighting Science, Inc. Upon completion of the initial three-year terms, each agreement is automatically renewed for successive one-year periods. We may terminate any agreement as of the renewal date of such agreement upon 90 days advance written notice to the subject employee. In addition, we may terminate an agreement upon the death or disability of the employee or upon just cause. In the event an agreement is terminated by us without cause or by the employee upon a change in control of Lighting Science Group, we are obligated to pay the compensation that the employee would otherwise be entitled to receive had the agreement not been terminated.

Under their agreements, Messrs. Lusk, Maxik and Poss were entitled to receive a base annual salary of $250,000. In addition, upon execution of the agreements, Mr. Lusk was issued 31,250 shares of common stock in March 2000, Mr. Poss was issued 312,500 shares of common stock in May 2004 and Mr. Maxik was issued 156,250 shares of common stock in August 2004. Under Mr. Hartman’s agreement, he was entitled to receive a base annual salary of $200,000. Upon execution of his agreement, Mr. Hartman was issued 31,250 shares of common stock in December 2000. Under Ms. Fuller’s agreement, she was entitled to receive a base annual salary of $100,000. Upon execution of her agreement, Ms. Fuller was issued 37,500 shares of common stock in March 2002. Previously, under all of the employment agreements, certain of the compensation owed to the employees was payable by us through the issuance of shares of Lighting Science Group’s common stock. Such compensation was not paid in the amounts set forth in the employment agreements and is no longer due or payable. We did pay stay bonuses in recognition of the work performed to allow us to emerge from bankruptcy, pursuant to which Mr. Lusk was issued 555,502 shares of common stock, Mr. Poss was issued 365,269 shares of common stock, Mr. Hartman was issued 400,289 shares of common stock, and Ms. Fuller was issued 619,479 shares of common stock. The employment agreements of Messrs. Lusk, Poss and Hartman were amended effective May 29, 2004, to remove the provision regarding the payment of compensation through the issuance of shares of our common stock and the base salaries of certain of these officers as set forth in their employment agreements were amended, as follows: Mr. Poss, $90,000, and Mr. Hartman, $150,000. Pursuant to the terms of his employment agreement, Mr. Maxik is still entitled to elect to receive his compensation in shares of our common stock.

On October 12, 2004, we hired and entered into 3 year employment and change in control agreements with Mr. Stan T. Waldrop and Mr. Philip R. Lacerte to serve as Lighting Science Group’s President and Executive Vice President, respectively. The terms of the employment agreements provided for annual compensation of $225,000. However, Mr. Waldrop and Mr. Lacerte elected to defer the first year of salary so that additional funds could be committed to our product development. The terms of the change in control agreements provided that in the event of a change in control, as defined in the agreement, a single sum cash payment equal to two and one-half (2-1/2) times the executive's average annual compensation (including base salary and bonuses) paid to him in cash during the thirty-six (36) month period immediately preceding the date on which the change in control occurred shall be paid to each of Mr. Waldrop and Mr. Lacerte. Each executive was also granted the right to sell to Lighting Science Group all or any portion of the shares of Company stock granted to him under his employment agreement or obtained through the exercise of Company-granted stock options which he owned (or to which he was entitled under an outstanding stock option or other agreement) as of the date of the change in control at a price equal to 105% of the per share price (or the equivalent thereof) paid in the transaction causing the change in control. A similar change in control agreement was executed with Mr. Lusk on the same date.

On October 4, 2005 Mr. Lacerte resigned as Lighting Science Group’s Executive Vice President effective as of that date. In connection with his resignation and in consideration for Lighting Science Group agreeing to release him from his obligations under his employment and change in control agreements, except for certain sections within each agreement, Mr. Lacerte agreed to transfer and deliver to Lighting Science Group 100,000 shares of Lighting Science Group’s common stock, $.001 par value per share. The stock was returned to Lighting Science Group and cancelled by Lighting Science Group in January 2006. Effective October 17, 2005, the employment and change in control agreement with Mr. Waldrop was terminated as a result of Mr. Waldrop’s resignation as Lighting Science Group’s President, except for certain sections thereof, which remain in full force and effect. Mr. Waldrop has agreed to provide consulting services to Lighting Science Group for six months following his resignation on an as-needed basis in exchange for 50,000 shares of Lighting Science Group’s common stock, $.001 par value per share, which were issued as of October 18, 2005.

35

ITEM 13. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated February 9, 2006 by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated February 9, 2006, by Stephen A. Hamilton, Chief Financial Officer.

32.1**	Section 1350 Certification dated February 9, 2006, by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated February 9, 2006, by Stephen A. Hamilton, Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by Lighting Science Group’s principal accountant total $32,069 as of the date of this report.

Non-Audit-Related Fees

No non-audit-related fees have been billed by Lighting Science Group’s principal accountant for any period.

Tax Fees

No tax fees have been paid to Lighting Science Group’s principal accountant for any period.

All Other Fees

No other fees other than those set out above have been paid to Lighting Science Group’s principal accountant.

Pre-approval of Policies and Procedures

The audit committee adopted procedures in early 2004 for the pre-approval of all audit and non-audit services provided by Lighting Science Group’s independent auditors. All services provided by Turner, Stone & Company, L.L.P. in 2005 were approved in accordance with the adopted procedures. Under the procedures, the Audit Committee has pre-approved specific audit-related and tax services, provided no individual engagement exceeds $30,000. The pre-approval requirement for all other services is waived if (i) the aggregate amount of the services constitutes no more than 5% of the total amount of revenues paid by Lighting Science Group to the auditor during the fiscal year the services are provided; (ii) the services were not recognized by management to be non-audit services at the time of the engagement; and (iii) the services are promptly brought to the attention of the audit committee. There were no fees in 2005 for which the pre-approval requirement was waived.

No other fees other than those set out above have been paid to Lighting Science Group’s Principal Accountant.

35

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

By:	/s/ RONALD E. LUSK
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	February 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RONALD E. LUSK
Ronald E. Lusk, Chairman, Chief Executive Officer and Director

Date:	February 8, 2006

By:	/s/ J. MICHAEL POSS
J. Michael Poss, EVP Legal

Date:	February 9, 2006

By:	/s/ STEPHEN A. HAMILTON
Stephen A. Hamilton, Chief Financial Officer

Date	February 8, 2006

35

By:	/s/ ROBERT E. BACHMAN
Robert E. Bachman, Director

Date:	February 8, 2006

By:	/s/ JOHN COLLINGWOOD
John Collingwood, Director

Date:	February 8, 2006

By:	/s/ DONALD R. HARKLEROAD
Donald R. Harkleroad, Director

Date:	February 8, 2006

By:	/s/ FREDS. MAXIK
Fred S. Maxik, Director

Date:	February 8, 2006

By:	/s/ DARYL SNADON
Daryl Snadon, Director

Date:	February 8, 2006

By:	/s/ ROBERT L. WOODSON, III
Robert L. Woodson, Director

Date:	February 8, 2006

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lighting Science Group Corporation

 We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation and subsidiaries (a development stage company) (the company) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, and the period from September 26, 2003 (see Note 1) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting Science Group Corporation and subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for the periods indicated above, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced substantial net losses as well as negative cash flows from operations since September 26, 2003, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Turner Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
January 31, 2006

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,984,477
Accounts receivable	9,775
Inventory, net of allowances (Note 6)	617,518
Prepaid expenses and other current assets	130,479
Total current assets	2,742,249

PROPERTY AND EQUIPMENT, net (Note 7)	295,336

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 7)	1,108,683
Proprietary rights agreement, net (Notes 2 and 7)	501,972
Goodwill (Note 2)	154,097
Total other assets	4,557,976

TOTAL ASSETS	$7,595,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$247,969
Accrued expenses	155,329
Accrued dividend on 6% Convertible Preferred Stock	59,957
Note payable - related party - current portion (Note 9)	38,889
Total current liabilities	502,144

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 9)	111,111
Liability under derivative contracts (Note 10)	3,327,437
Total other liabilities	3,438,548

TOTAL LIABILITIES	3,940,692

COMMITMENTS AND CONTINGENCIES (Note 13)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,260,966 shares issued and outstanding, liquidation value of $7,235,086 (Note 10)	927,677

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 495,000,000 shares authorized,
55,474,591 shares issued and outstanding	55,475
Additional paid-in-capital (Note 10)	12,830,833
Deficit accumulated during the development stage	(10,159,116)
TOTAL STOCKHOLDERS’ EQUITY	2,727,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,595,561

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative from September 26, 2003 through December 31, 2005
Revenue	$72,564	$3,404	$75,968
Cost of goods sold	(33,110)	(2,076)	(35,186)
Gross margin	39,454	1,328	40,782

Operating expenses
Selling, general and administrative	1,823,020	1,224,013	3,126,484
Compensation and related expenses	1,976,549	1,148,426	3,333,036
Professional fees	1,627,684	624,934	2,252,618
Directors fees	294,445	388,575	770,520
Depreciation and amortization	487,766	259,251	747,017
Total operating expenses	6,209,464	3,645,199	10,229,675

Operating loss	(6,170,010)	(3,643,871)	(10,188,893)

Other income (expense)
Interest income	72,732	3,388	76,120
Interest expense	(77,697)	(136,843)	(248,700)
Other, net (Notes 9 and 10)	3,069,638	6,305	3,075,943
Total other income (expense)	3,064,673	(127,150)	2,903,363

Net loss	(3,105,337)	(3,771,021)	(7,285,530)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 10)	1,202,901	-	1,202,901

Net loss applicable to common stock	$(4,308,238)	$(3,771,021)	$(8,488,431)

Basic net loss per weighted average common share	$(0.08)	$(0.12)	$(0.22)

Weighted average number of common shares outstanding	53,807,907	31,668,957	38,870,415

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative from September 26, 2003 through December 31, 2005
OPERATING ACTIVITIES
Net loss	$(4,308,238)	$(3,771,021)	$(8,488,431)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	487,766	259,251	747,017
Loss on disposal of assets	97,155	-	97,155
Non-cash stock option compensation expense	111,109	-	111,109
Expenses paid by issuance of common stock	580,511	1,551,700	2,132,211
Non-cash accrual of interest to related party	25,670	-	25,670
Forgiveness of accrued interest due to related party	(250,000)	-	(250,000)
Fair value adjustment to liabilities under derivative contracts	(3,907,649)	-	(3,907,649)
Accretion of 6% convertible preferred stock redemption value	927,677	-	927,677
Preferred stock issuance expenses paid by issuance of warrants	290,000	-	290,000
Conversion of interest accrued to preferred stock	24,086	-	24,086
Changes in:			-
Accounts receivable	(8,634)	(1,141)	(9,775)
Inventory	(603,748)	(13,770)	(617,518)
Prepaid expenses	33,060	(157,956)	(124,896)
Accounts payable	207,333	40,636	247,969
Accrued expenses and other liabilities	197,387	124,590	716,845
Security deposits	27,215	(27,215)	-
Net cash used by operating activities	(6,069,300)	(1,994,926)	(8,078,530)

INVESTING ACTIVITIES
Purchase of property and equipment	(155,246)	(327,915)	(483,161)
Cash in bank of subsidiary at date of acquisition	-	10,000	10,000
Net cash used by investing activities	(155,246)	(317,915)	(473,161)

FINANCING ACTIVITIES
Loans from directors and officers	476,000	-	476,000
Repayment of loans from directors and officers	(200,000)	-	(200,000)
Principal payment on note payable to related parties	(25,000)	(25,000)	(50,000)
Loan from stockholder	-	29,541	79,541
Repayment of loan from stockholder	-	(78,041)	(79,541)
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	6,935,000	-	6,935,000
Proceeds from private placement, net of issuance costs	36,000	3,338,890	3,374,890
Net cash provided by financing activities	7,222,000	3,265,390	10,535,890

Net increase in cash	997,454	952,549	1,984,199
Cash at beginning of period	987,023	34,474	278
Cash at end of period	$1,984,477	$987,023	$1,984,477

Interest paid	$3,011	$30,152	$33,163

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$1,942,525	$-	$1,942,525
Common Stock issued to pay accrued liabilities	$-	$360,707	$360,707
Reduction of accrued interest on note to related party	$(250,000)	$500,000	$750,000
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$276,000	$-	$276,000
Exchange of Series A Preferred Stock for Common Stock	$3,670,685	$-	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock to Liability under Derivative Contracts	$6,935,000	$-	$6,935,000
Preferred stock dividends paid and deducted in arriving at Net Loss	$215,269	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total

Balance at September 26, 2003	533,333	533	16,685,446	16,685	-	250,282	-	267,500

Net Loss	-	-	-	-	-	-	(409,172)	(409,172)

Balance December 31, 2003	533,333	533	16,685,446	16,685	-	250,282	(409,172)	(141,672)

Issuance of common stock in private placement (Note 11)	-	-	18,341,906	18,343	(26,000)	3,846,547	-	3,838,890

Issue of common stock to acquire subsidiary (Note 2)	-	-	9,452,491	9,452	-	2,221,645	-	2,231,097

Issue of common stock in payment of operating expenses	-	-	6,817,413	6,817	-	1,911,174	-	1,917,991

Net loss	-	-	-	-	-	-	(3,771,021)	(3,771,021)

Balance December 31, 2004	533,333	533	51,297,256	51,297	(26,000)	8,229,648	(4,180,193)	4,075,285

Issuance of common stock in private placement	-	-	83,333	83	-	9,917	-	10,000

Issue of common stock in payment of operating expenses	-	-	839,968	840	-	579,671	-	580,511

Issue of common stock pursuant to conversion of outstanding preferred stock, cumulative dividends on preferred stock and certain notes payable (Note 10)	(533,333)	(533)	3,254,034	3,255	-	3,610,488	(1,670,685)	1,942,525

Fair value of a warrant issued for payment of operating expenses	-	-	-	-	-	290,000	-	290,000

Recording of expense for stock options issued during the year (Note 12)	-	-	-	-	-	111,109	-	111,109

Receipt of amounts due under share subscription agreements	-	-	-	-	26,000	-	-	26,000

Net loss	-	-	-	-	-	-	(4,308,238)	(4,308,238)

Balance December 31, 2005	-	$-	55,474,591	$55,475	$-	$12,830,833	$(10,159,116)	$2,727,192

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the periods were Americare Management, Inc. and LSGC LLC, a joint venture with Giuliani Capital Advisors LLC (Note 13). Americare Management, Inc. and LSGC LLC had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

As of December 31, 2005, the Company continues to operate as a development stage company, having not had appreciable revenue during 2005 or 2004. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. Manufacturers of LED’s have made substantial progress in the past few years, but the enabling technologies such as power conversion and thermal management have not kept pace. Consequently, the existing gap between the advancements in LED technology and their incorporation into general illumination systems has widened over the past five years.

Through the development of its Optimized Digital Lighting™ (“ODL™”) technology, the Company believes that it has begun to close the gap between the theoretical performance capability of today’s LED’s and the level of their performance in the current generation of general illumination products. The Company has developed several enabling technologies that form the basis of the intellectual property for which it has filed for patent protection.

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

Reverse Stock Split

On August 20, 2004, the stockholders of the Company approved a proposal by management to undertake a reverse stock split of the shares of the Company’s common stock in the ratio of one share of new common stock for every 16 shares of old common stock. All per share amounts in the accompanying consolidated financial statements and in these notes to consolidated financial statements have been retroactively adjusted for the reverse split of the Company’s shares.

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

The Company maintains balances in cash accounts which could exceed federally insured limits of $100,000. The Company has not experienced any losses from maintaining balances in such cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

Inventories

Inventories, which consist of raw materials and components and lighting products designed by the Company and assembled by a third-party manufacturer, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Deposits paid to contract manufacturers and raw material and components suppliers related to future purchases are also classified in inventory in the consolidated balance sheet.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of consulting fees paid to financial consulting firms and prepaid insurance policy premiums. Prepaid expenses are amortized over the period during which the service is provided or the length of the specific contract.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $73,233, $17,440 and $90,673 for the years ended December 31, 2005 and 2004 and cumulatively for the period beginning September 26, 2003 and ending December 31, 2005, respectively.

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

Amortization expense related to intellectual property was $60,200, $35,117 and $95,317 for the years ended December 31, 2005 and 2004 and cumulatively for the period beginning September 26, 2003 and ending December 31, 2005, respectively.

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

Amortization expense related to the proprietary rights agreement was $354,333, $206,694 and $561,027 for the years ended December 31, 2005 and 2004 and cumulatively for the period beginning September 26, 2003 and ending December 31, 2005.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 9). Match, Inc. (“Match”), an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

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

Financial Instruments

The Company has issued certain preferred stock and warrants, the terms of which qualify these financial instruments under SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as derivatives. Such derivatives have not been designated as hedging instruments. Accordingly, all derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in Other Income (Expense).

Revenue

Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. Sales to date have not been significant.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed conversion of the preferred stock or the exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 10 through 13.

Comparative Consolidated Financial Statements

Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2005 consolidated financial statements.

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

The Company has embarked upon an aggressive design and development program to bring product to market during the current year. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company completed a transaction with a group of institutional and accredited investors in May 2005 whereby the Company issued 2,260,966 shares of the Company’s 6% Convertible Preferred Stock for proceeds totaling $7,235,086 in a private placement transaction (Note 10).

Based upon the receipt of proceeds from the private placement of the Company’s 6% Convertible Preferred Stock and revenue from anticipated product releases, management believes that the Company will have sufficient capital necessary to enable it to deliver finished products to market during 2006. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company beyond the initial rollout of the Company’s product line will be successful.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 - Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.

Cash and cash equivalents, accounts receivable, notes and accounts payable, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 10, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market.

NOTE 6: INVENTORY

At December 31, 2005, inventory is comprised of the following:

December 31, 2005
Deposits paid to contract manufacturers	$156,140
Raw materials and components	213,057
Finished goods	248,321
$617,518

At December 31, 2005 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $87,000, which is netted against the balance of raw materials and components in the table above.

NOTE 7: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

December 31, 2005
Leasehold Improvements	$5,526
Office furniture, fixtures and telephone equipment	97,152
Computer equipment	103,008
Test Equipment	94,988
Tooling and molds	52,609
Total property and equipment	353,283
Accumulated depreciation	(57,947)
$295,336

During 2005, the Company incurred a loss on the disposal of property and equipment of $97,155. Of this amount, $77,304 related to the write-off of prototype tools and molds that were no longer being used by the Company for the manufacture of parts due to the development of production tooling and more advanced prototypes. The Company does not use these prototype tools and molds for any other purpose.

Intellectual property consists of the following:

December 31, 2005
Intellectual property	$1,204,000
Accumulated amortization	(95,317)
$1,108,683

Proprietary rights agreement consists of the following:

December 31, 2005
Property rights agreement	$1,063,000
Accumulated amortization	(561,028)
$501,972

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2006	$60,200	$354,333
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-

NOTE 8: INCOME TAXES

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $23,200,000 at December 31, 2005, and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $2,300,000, $1,500,000 and $3,800,000 for the years ended December, 31, 2005 and 2004 and cumulatively for the period beginning September 26, 2003 and ending December 31, 2005, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The change in the fair value under derivative contracts of $3,907,649 (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($3,800,000 at December 31, 2005) will be recorded as a tax benefit in the statement of operations.

NOTE 9: NOTES PAYABLE - RELATED PARTIES

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

We entered into an agreement with Match on April 12, 2005, under which Match agreed to reduce the accrued interest by $250,000 and exchange the debt for common stock at the exchange ratio of $1.725 per share. On May 5, 2005, the debt to Match of $1,851,299 plus $91,226 of accrued interest was exchanged for common stock. The reduction in accrued interest was recorded in Other income/(expense) during the year ended December 31, 2005. As a result of these transactions, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company on May 5, 2005.
Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. we owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $150,000 and is recorded as follows:

December 31, 2005
Notes payable - related party - current portion	$38,889
Notes payable - related party - long-term portion	111,111
$150,000

The Phibian S Trust is a trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company. At the time of the acquisition, the trust was controlled by Mr. Maxik who was co-trustee of the trust. On July 2, 2004, Maxik resigned his position as co-trustee. Currently, Maxik exercises no control over the trust, and has informed us that he disclaims all beneficial ownership in the trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by the Company. The Company is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles. The Company will begin paying regular monthly installments on the note beginning in June 2006, after giving effect to the $50,000 in prepayments noted above. Accordingly, payments relating to the period from June 2006 through December 2006 have been classified as current liabilities.

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

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Proceeds from the loans funded the Company’s continuing operating expenses, ongoing expenses for salaries, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement of preferred stock (Note 10) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the private placement.

NOTE 10: PREFERRED STOCK

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

On April 12, 2005 the Company announced that the Company and Match had negotiated the exchange of the 533,333 shares of Series A Preferred Stock held by Match and the Match debt (See Note 9) into common stock of the Company at a exchange ratio of $1.725 per share that was approximately 15% in excess of the market price of the stock at the date the exchange was proposed, resulting in fewer shares being issued to Match than would have been issued had the then current market price of the stock been used.

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685 and this amount was used to record the dividend as a charge to Deficit accumulated during the development stage on the balance sheet. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as a reduction of retained earnings.

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

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $927,677 for the period from the date of issuance (May 12, 2005) to December 31, 2005. The change in the fair value of the liability for derivative contracts totaled $(3,907,649) in 2005 and has been credited to Other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of December 31, 2005 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.96	$0.80
Fair Value of the Company’s Common Stock	$0.58	$0.58
Expected life in years	4.4	4.4
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	4.09%	4.09%
Calculated fair value per share	$0.29	$0.31

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

The Company incurred cash expenses totaling $700,859 related to this transaction which have been charged to Other income/(expense) in the statements of operations during the three months ended June 30, 2005. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to Other income/(expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005.

NOTE 11: STOCKHOLDERS’ EQUITY

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

NOTE 12: EQUITY BASED COMPENSATION PLAN

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

During 2005, the Company issued 730,000 Incentive Stock Options to employees and directors and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan. Such options have a term of four years and are vested one-third on the date of issuance and the subsequent two-thirds in equal parts on the first and second anniversaries thereof.

The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted during 2005:

Exercise price	$0.87 - $0.45
Fair market value of the underlying stock on date of grant	$0.87 - $0.45
Expected life in years	2.5
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	4.09% - 3.75%
Calculated fair value per share	$0.41 - $0.21

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

The fair value of the options issued 2005 totaled $266,700 of which $111,109 was recorded in operating expense in the consolidated statements of operations based on service conditions and vesting.

A summary of the option awards under the Company’s 2005 Plan as of December 31, 2005 and changes during the year then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	-	-
Granted	780,000	$0.71
Exercised	-	-
Forfeited	(100,000)	($0.76)

Outstanding and exercisable, end of period	680,000	$0.70

Options vested at end of period	140,000	$0.71

Weighted average fair value of options granted during 2005	$0.34

At December 31, 2005, the average remaining term for outstanding stock options is 3.8 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of December 31, 2005, and changes during the year then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	-	-
Granted	780,000	$0.34
Vested	(260,000)	($0.34)
Forfeited	(100,000)	($0.36)

Non-vested at end of period	420,000	$0.34

As of December 31, 2005, there was a total of $155,591 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2005, was $88,600. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants during the periods of awards subject to performance vesting.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company who also provided financial advisory services to the company during 2005. Effective with the termination of the financial advisory agreement as of September 30, 2005, the Company pays the shareholder $10,000 per month under a month to month agreement. Prior to that time, the Company was using the office space rent free. Such rent was not material. The Company has leased space in Sunrise, Florida for its research and development activities for a period of fifteen months commencing November 1, 2005. The space is being leased from a company that is also a contract manufacturer for the Company. For the period from November 1, 2005 through January 31, 2005 the company will pay rent of approximately $2,300 per month and for the period from February 1, 2005 through the end of the lease term, it will pay approximately $2,500 per month. The Company also leases space in Hong Kong and storage space in Dallas, TX on a month-to-month basis at a total rate of approximately $650 per month.

From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

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

Executive Compensation

As of December 31, 2005, the Company was obligated under the terms of employment contracts for five of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $90,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $910,000 for 2006.

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

Registration Rights Agreement

In connection with the issuance of 6% Convertible Preferred Stock (Note 10), the Company executed a Registration Rights Agreement with the purchasers thereof under which the Company agreed to register the common shares underlying the 6% Convertible Preferred Stock and related warrants. The Registration Rights Agreement provides for liquidated damages in the event a registration statement is not declared effective by the SEC within 150 days of the May 12, 2005 closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to two percent of the purchase price of the 6% Convertible Preferred Stock for each thirty (30) day period effectiveness of a registration statement is not maintained.

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

NOTE 14: SUBSEQUENT EVENT

In January 2006, a former executive of the Company returned to the Company 100,000 shares of its common stock. The stock was returned to the Company pursuant to the termination of the former executive’s employment agreement with the Company. The shares were returned to the Company in return for the Company agreeing to waive certain obligations of the former executive under the terminated employment agreement. The returned shares will be cancelled.