Form 10QSB
period 2006-03-31
LIGHTING SCIENCE GROUP CORP
filed 2006-05-15
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days
     X    YES         NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES    X    NO

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     X    YES         NO

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of May 1, 2006, there were 55,518,693 shares of Common Stock issued and outstanding and 2,221,903 shares of 6% Convertible Preferred Stock issued and outstanding.

    Transitional Small Business Disclosure Format:
              YES    X    NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended March 31, 2006

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2006

Consolidated Statements of Operations
for the three months ended March 31, 2006 and March 31, 2005 for the period beginning September 26, 2003 and ended March 31, 2006

Consolidated Statements of Cash Flows
for the three months ended March 31, 2006 and March 31, 2005 for the period beginning September 26, 2003 and ended March 31, 2006

Notes to Consolidated Financial Statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4  Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$707,178
Accounts receivable	8,350
Inventory, net of allowances (Note 6)	637,083
Prepaid expenses and other current assets	71,472
Total current assets	1,424,083

PROPERTY AND EQUIPMENT, net (Note 7)	317,613

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 7)	1,093,633
Proprietary rights agreement, net (Notes 2 and 7)	413,389
Goodwill (Note 2)	154,097
Total other assets	4,454,343

TOTAL ASSETS	6,196,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	343,164
Accrued expenses	135,319
Accrued dividend on 6% Convertible Preferred Stock	56,644
Note payable - related party - current portion (Note 9)	55,556
Total current liabilities	590,683

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 9)	94,444
Liability under derivative contracts (Note 10)	808,497
Total other liabilities	902,941

TOTAL LIABILITIES	1,493,624

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,221,903 shares issued and outstanding, liquidation value of $7,110,090 (Note 10)	1,266,181

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value, 495,000,000 shares authorized, 55,369,123 shares issued and outstanding	55,369
Additional paid-in-capital (Note 11)	13,375,873
Deficit accumulated during the development stage (Note 10)	(9,995,008)
TOTAL STOCKHOLDERS’ EQUITY	3,436,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,196,039

The acommpanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative from September 26, 2003 through March 31, 2006
Revenue	$108,950	$685	$184,918
Cost of goods sold	(91,719)	-	(126,905)
Gross margin	17,231	685	58,013

Operating expenses:
Selling, general and administrative	624,421	405,787	3,750,905
Compensation and related expenses	936,480	364,644	4,269,516
Professional fees	162,777	155,514	2,415,395
Directors fees	62,500	187,500	833,020
Depreciation and amortization	124,506	120,491	871,523
Total operating expenses	1,910,684	1,233,936	12,140,359
Operating income (loss)	(1,893,453)	(1,233,251)	(12,082,346)

Other income (expense)
Interest income	11,230	1,982	87,350
Interest expense	(1,351)	(25,773)	(250,051)
Other, net (Notes 10)	2,491,414	-	5,567,357
Total other income (expense)	2,501,293	(23,791)	5,404,656

Net income (loss)	607,840	(1,257,042)	(6,677,690)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 10)	443,732	-	1,646,633
Net income (loss) attributable to common stock	$164,108	$(1,257,042)	$(8,324,323)

Basic net income (loss) per weighted average common share	$0.00	$(0.02)	$(0.21)

Weighted average number of common shares outstanding	55,289,478	51,359,904	40,481,882

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative from September 26, 2003 through March 31, 2006
OPERATING ACTIVITIES
Net income (loss)	$164,108	$(1,257,042)	$(8,324,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses paid by issuance of common stock	33,000	187,500	2,165,211
Expenses paid by issuance of common share warrants	41,530	-	41,530
Non-cash stock option compensation expense	442,565	-	553,674
Accretion of 6% convertible stock redemption value	338,504	-	1,266,181
Fair value adjustment to liabilities under derivative contracts	(2,491,414)	-	(6,399,063)
6% Convertible Preferred Stock dividends settled by issuance of common stock	313	-	313
Non-cash accrual of interest to related party	-	-	25,670
Forgiveness of accrued interest due to related party	-	-	(250,000)
6% Convertible Preferred Stock issuance costs paid by issue of warrants	-	-	290,000
Conversion of interest accrued to preferred stock	-	-	24,086
Loss on disposal of assets	-	-	97,155
Depreciation and amortization	124,506	120,491	871,523
Changes in:
Accounts receivable	1,424	(2,076)	(8,351)
Prepaid expenses	59,007	(146,535)	(65,889)
Inventory	(19,565)	(11,750)	(637,083)
Accounts payable	95,195	(16,571)	343,164
Accrued expenses and other liabilities	(23,322)	210	693,523
Security deposits	-	(4,267)	-
Net cash used by operating activities	(1,234,149)	(1,130,040)	(9,312,679)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	-	-	10,000
Purchase of property and equipment	(43,150)	(24,255)	(526,311)
Net cash used by investing activities	(43,150)	(24,255)	(516,311)

FINANCING ACTIVITIES
Loans from directors	-	220,000	476,000
Repayment of loans from directors	-	-	(200,000)
Principal repayment on note payable to related party	-	-	(50,000)
Loan from stockholder	-	-	79,541
Repayment of loan to stockholder	-	-	(79,541)
Notes payable - related party	-	25,672	-
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	-	-	6,935,000
Proceeds from private placement	-	36,000	3,374,890
Net cash provided by (used in) financing activities	-	281,672	10,535,890

Net increase (decrease) in cash	(1,277,299)	(872,623)	706,900
Cash at beginning of period	1,984,477	987,023	278
Cash at end of period	$707,178	$114,400	$707,178

Interest paid	$1,351	$-	$34,514

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$-	$-	$1,945,525
Common Stock issued to pay accrued liabilities	$-	$-	$360,707
Reduction of accrued interest on note to related party	$-	$-	$750,000
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$-	$-	$276,000
Conversion of 6% Convertible Preferred Stock to Common Stock	$27,526	$-	$27,526
Exchange of Series A Preferred Stock for Common Stock	$-	$-	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock	$-	$-	$6,935,000
6% Convertible Preferred Stock dividends paid and deducted in arriving at net income (loss)	$108,227	$-	$323,496

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

As of March 31, 2006, the Company continues to operate as a development stage company, having not had appreciable revenue during the first quarter of 2006 or since entering the development stage. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. Light emitting diode (“LED”) technology has been in use since 1962, but until recently was used only in small electronic devices. The Company is currently designing several products for the consumer lighting market as well as commercial products for the streetlight and parking lot lighting sector. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, Match, Inc., a related party, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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

The Company maintains balances in cash accounts which could exceed federally insured limits. The Company has not experienced any losses from maintaining balances in such cash accounts in excess of federally insured limits of $100,000. Management believes that the Company does not have significant credit risk related to its cash accounts.

Inventories

Inventories, which consist of raw materials and components and finished lighting products, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Deposits paid to contract manufacturers and raw material and components suppliers related to future purchases are also classified in inventory in the consolidated balance sheet.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $20,873, $17,098 and $111,546 for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending March 31, 2006, respectively.

Other assets

Other assets consist of acquisition-related intangible assets and an intangible asset arising upon the Company’s emergence from bankruptcy.

Acquisition-related intangible assets
The acquisition of the stock of Lighting Science, Inc. on June 1, 2004 necessitated an allocation of the purchase price among the assets of the acquired company. An independent valuation firm was engaged by the Company to perform this allocation (Note 2). At the date of acquisition, Lighting Science, Inc. had recorded no tangible assets.

Intellectual property, which includes, but is not limited to, provisional patents, copyrights, intellectual assets and proprietary know-how, was recorded effective June 1, 2004 as a part of the allocation of the purchase price of Lighting Science, Inc. The intellectual property is being amortized over twenty years beginning June 1, 2004.

Amortization expense related to intellectual property was $15,050, $15,050 and $110,367 for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending March 31, 2006, respectively.

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

Amortization expense related to the proprietary rights agreement was $88,583, $88,583 and $649,610 for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending March 31, 2006, respectively.

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

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $415,405, $209,304 and $1,546,444 for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 through March 31, 2006, respectively, in the consolidated statements of operations.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed conversion of the preferred stock or the exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 10 and 11.

Comparative Consolidated Financial Statements

Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2006 consolidated financial statements.

In management’s opinion, the accompanying consolidated interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods.

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

The Company accounted for the acquisition as a purchase using the accounting standards established by SFAS No. 141 - Business Combinations, and No. 142 - Goodwill and Other Intangible Assets.

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

The Company has embarked upon an aggressive design and development program to bring product to market. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company is currently negotiating a revolving credit facility with one of its banks. The Company anticipates that the line of credit will be guaranteed by certain of its Directors..

Based upon the receipt of proceeds from the line of credit and revenue from anticipated product releases, management believes that the Company will have sufficient capital necessary to enable it to deliver finished products to market during 2006. Despite these activities, there can be no assurance that management’s efforts to sufficiently capitalize the Company beyond the initial rollout of the Company’s product line will be successful.

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

NOTE 6: INVENTORY

At March 31, 2006, inventory is comprised of the following:

March 31, 2006
Deposits paid to contract manufacturers	$86,752
Raw materials and components	396,200
Finished goods	154,131
$637,083

At March 31, 2006 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $173,000, which is netted against the balance of raw materials and components in the table above.

NOTE 7: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

March 31, 2006
Leasehold Improvements	$5,526
Office furniture, fixtures and telephone equipment	91,096
Computer equipment	109,064
Test equipment	94,989
Tooling and molds	95,758
Total property and equipment	396,433
Accumulated depreciation	(78,820)
$317,613

Intellectual property consists of the following:

March 31, 2006
Intellectual property	$1,204,000
Accumulated amortization	(110,367)
$1,093,633

Proprietary rights agreement consists of the following:

March 31, 2006
Property rights agreement	$1,063,000
Accumulated amortization	(649,611)
$413,389

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2006	$60,200	$354,333
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $23,689,000 at March 31, 2006, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $489,000, $400,000 and $4,289,000 for the three-month periods ended March, 31, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending March 31, 2006, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of $(6,399,063) (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($4,289,000 at March 31, 2006) will be recorded as a tax benefit in the statement of operations.

NOTE 9: NOTES PAYABLE - RELATED PARTIES

Match Loan

We were obligated under the terms of a line of credit agreement to Match, outstanding in the amount of $1,851,299 in principal and $341,226 in accrued interest at March 31, 2005.

We entered into an agreement with Match on April 12, 2005, under which Match agreed to reduce the accrued interest by $250,000 and exchange the debt for common stock at the exchange ratio of $1.725 per share. On May 5, 2005, the debt to Match of $1,851,299 plus $91,226 of accrued interest was exchanged for common stock. The reduction in accrued interest was recorded in Other income/(expense) during May 2005. As a result of these transactions, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company on May 5, 2005.

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. we owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $150,000 and is recorded as follows:

March 31, 2006
Notes payable - related party - current portion	$55,556
Notes payable - related party - long-term portion	94,444
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

The Company first recorded revenues of more than $10,000 in August of 2005. As the $50,000 prepayment noted above related to approximately nine months of regular installment payments, the Company will begin paying regular installment payments against the loan in June 2006.

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement of preferred stock (Note 10) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the May 2005 private placement.

NOTE 10: PREFERRED STOCK

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

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685 and this amount was used to record the dividend as a charge to Deficit accumulated during the development stage on the consolidated balance sheet. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as an increase of the deficit in May 2005.

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

In March 2006, 39,063 shares of 6% Convertible Preferred Stock were converted by the holder to common stock of the Company. At March 31, 2006, 2,221,903 shares of 6% Convertible Preferred Stock remained outstanding. If all of the shares of the 6% Convertible Preferred Stock outstanding at March 31, 2006 were converted to common stock, an additional 8,887,612 shares of common stock would be issued.

The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $0.192 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Company must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010. In connection with the transaction, the Company filed a certificate of designation for the 6% Convertible Preferred Stock with the Delaware Secretary of State on May 10, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

The warrants are exercisable at the election of the holder into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $338,504, $0 and $1,266,181 for the three-month periods ended March, 31, 2006 and 2005 and cumulatively for the period from September 26, 2003 through March 31, 2006, respectively. The change in the fair value of the liability for derivative contracts totaled $(2,491,414), $0 and $(6,399,063) for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period from September 26, 2003 through March 31, 2006, respectively, and has been credited to Other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of March 31, 2006 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.96	$0.80
Fair Value of the Company’s Common Stock	$0.36	$0.36
Expected life in years	4.1	4.1
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.00%	5.00%
Calculated fair value per share	$0.14	$0.15

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

The total change in the fair value of the derivative instruments was $(2,491,414), $0 and $(6,399,063) for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period September 26, 2003 through March 31, 2006, respectively. The change in the fair value of the derivative instruments has been credited to Other Income in the consolidated statements of operations.

The Company incurred cash expenses totaling $700,859 related to this transaction which were charged to Other income/(expense) in the consolidated statement of operations during the three months ended June 30, 2005. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to Other income/(expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005.

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

Issuance of Common Stock During the Quarter

During the three-month period ended March 31, 2006, the Company issued a total of 257,034 shares of its common stock and cancelled 362,500 shares. The shares issued included 100,000 shares issued to a consultant to the company in lieu of cash payments for services, 156,252 shares issued upon the conversion of 6% Convertible Preferred Stock and 782 shares issued in settlement of the accrued dividend on the 6% Convertible Preferred Stock that was converted.

The common shares that were cancelled during the three-month period ended March 31, 2006 included 100,000 shares returned to the Company by a former executive as a result of the termination of his employment agreement and 262,500 shares of treasury stock with no book value.

Equity Based Compensation Plan

Effective September 1, 2005, the Company implemented the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the "Code"), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants.. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company's stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.

The Company issued 4,555,000 and 730,000 Incentive Stock Options to employees and directors during the three month period ended March 31, 2006 and the year ended December 31, 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. Such options have a term of between three and five years. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted during 2006 and 2005:

Exercise price	$0.87 - $0.30
Fair market value of the underlying stock on date of grant	$0.87 - $0.30
Option term	3.0 years - 5.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	4.88% - 3.75%
Calculated fair value per share	$0.41 - $0.17

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

The fair value of the options issued during the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period September 26, 2003 through March 31, 2006 totaled $897,850, $0 and $1,123,393, respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting for the three-month periods ended March 31, 2006 and 2005 and cumulatively for the period September 26, 2003 through March 31, 2006 were $442,565, $0 and $553,674, respectively.

A summary of the option awards under the Company’s 2005 Plan as of March 31, 2006 and changes during the three-month period then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	680,000	$0.71
Granted	4,555,000	$0.31
Exercised	-	-
Forfeited	(50,000)	($0.87)

Outstanding and exercisable, end of period	5,185,000	$0.36

Options vested at end of period	2,061,667	$0.35

Weighted average fair value of options granted during the three-month period ended March 31, 2006	$0.24

At March 31, 2006, the average remaining term for outstanding stock options is 3.7 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of March 31, 2006, and changes during the three-month period then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	420,000	$0.34
Granted	4,555,000	$0.31
Vested	(1,851,667)	($0.31)
Forfeited	(100,000)	($0.76)

Non-vested at end of period	3,023,333	$0.35

As of March 31, 2006, there was a total of $569,719 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended March 31, 2006, was $468,783. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

During the three-month period ended March 31, 2006, the Company granted 500,000 common share options to a consultant, subject to the consultant meeting certain performance measures over the two-year term of its contract. If the performance criteria under the option grant are not met, no options will be issued to the consultant. In accordance with SFAS 123(R), no compensation expense has been included related to this stock option grant as the measurement date cannot be determined and no disincentive for non-performance exists in the contract.

Warrants for the Purchase of Common Stock

At March 31, 2006, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
6% Convertible Preferred stockholders and financial advisors (Note 10)	Private Placement	7,422,733	$0.96	May 10, 2010
Giuliani Capital Advisors	Advisory services	1,650,000	$0.60	Feb. 14, 2010
The Equity Group	Consulting services	750,000	$0.80	Feb. 10, 2010
Officers and Directors (Note 9)	Bridge Financing	476,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		10,698,733

At March 31, 2006, all warrants are fully vested.

NOTE  12: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for $10,000 per month under a month-to-month agreement. The Company has leased space in Ft. Lauderdale, Florida for its research and development activities through January 2007 for approximately $2,500 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

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

Executive Compensation

As of March 31, 2006, the Company was obligated under the terms of employment contracts for four of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $820,000 for 2006.

In March 2006, the Company appointed Robert Warshauer as President. In the event that, in any calendar quarter, the Company achieves net income exceeding $250,000, Mr. Warshauer will begin receiving his annual salary at a rate of $250,000 per annum for such quarter and thereafter during the term of his employment. If after such commencement, in each calendar annual period, the Company does not achieve an average net income of at least $250,000 per quarter, Mr. Warshauer’s salary shall be retroactively reduced pro-rata for any such shortfall.

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

Registration Rights Agreement

In connection with the issuance of 6% Convertible Preferred Stock (Note 10), the Company executed a Registration Rights Agreement with the purchasers thereof under which the Company agreed to register the common shares underlying the 6% Convertible Preferred Stock and related warrants. The Registration Rights Agreement provides for liquidated damages in the event a registration statement was not declared effective by the SEC within 150 days of the May 12, 2005 closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to two percent of the purchase price of the 6% Convertible Preferred Stock for each thirty (30) day period effectiveness of a registration statement is not maintained. No such damages have been incurred.

In connection therewith, on July 12, 2005, the Company filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the sale of up to 30,727,420 shares of Lighting Science Group Corporation common stock, par value $.001 by the selling stockholders named therein. Of the common stock offered thereby, (i) 9,043,864 shares of the common stock are issuable upon conversion of $7,235,086 aggregate principal amount of our 6% Convertible Preferred Stock, (ii) 7,422,733 shares of common stock are issuable upon exercise of warrants issued in connection with the sale of the 6% Convertible Preferred Stock, and (iii) 14,260,823 shares of common stock were acquired prior to May 12, 2005 by certain selling stockholders who agreed to the terms of a lock-up agreement dated as of May 12, 2005. The Company will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering. This registration was declared effective by the SEC on August 23, 2005, and remains effective as of the date of this filing.

Other
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

NOTE 13: SUBSEQUENT EVENTS

Share Issuances

In April 2006, the Company issued 149,570 common shares to its five outside directors as compensation for the first quarter 2006 Directors Fees.

On April 25, 2006, the Company issued a notice to the holders of its 6% Convertible Preferred Stock that it would settle the May 10, 2006 6% Convertible Preferred Stock dividend by issuing common stock. The number of shares of common stock to be issued will be calculated based on a 15% discount to the market price, such market price to be calculated based on the volume weighted average price for the ten trading days preceding May 10, 2006. The amount of the dividend that would otherwise be paid to the holders of the 6% Convertible Preferred Stock is approximately $103,000.

ITEM 2. Plan of Operation

Information contained in this report, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. For instance, strategies and operations of Lighting Science Group Corporation (the “Company”, “Lighting Science Group, “we”, “us” or “our”) involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the lighting industry and numerous other factors discussed in this report and in the Company’s filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

As of the date of this report, we continue to operate as a development stage company, not having had appreciable revenue during our last fiscal year or the first three months of 2006. Accordingly, our plan of operation for the next twelve months is set forth below.

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

Through the development of Optimized Digital Lighting (“ODL”) technology, we believe that we have begun to close the gap between the theoretical performance capability of today’s LEDs and the level of their performance in the current generation of general illumination products. With our enabling technologies, Lighting Science Group believes that it has positioned itself at the forefront of the emerging solid state lighting industry and will be able to compete in the marketplace.

Strategy

We are beginning to introduce our Optimized Digital Lighting products through traditional commercial and retail distribution channels and on a direct basis through our sales force, as well as through shared savings plans with larger commercial and municipal customers.

We have developed the Shared Savings ProgramSM which allows customers to partner with us to deploy our ODL products without any upfront capital expenditures while benefiting from the significant energy savings provided by our ODL products. Our lighting products pay for themselves in energy savings, which are shared between us and the customer. The Shared Savings Program is focused on municipalities and companies with significant outdoor lighting requirements. The program requires an investment by us in product and labor to install the lights. We believe that we will be able to secure the financing for such installations through traditional commercial lending institutions.

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

•
Cabinet Lighting - We delivered an initial order of puck lights to a major Las Vegas casino and we intend to aggressively market this product and other cabinet and display case lighting products to furniture manufacturers and to potential users in the retail, hotel and recreation industries.

•
Floodlights - We intend to market this light through warehouse-style and other big-box retailers, lighting distributors, under our Shared Savings Program and on a direct basis in certain industries. We completed a prototype of an industry standard form factor R 30 floodlight in the first quarter of 2006, and we plan to sell this product via big-box retailers in addition to marketing it directly to the retail, hospitality and facility management industries. We have also built prototypes of other floodlight form factors, including MR-16’s and BR-25’s. We are currently completing in-house and field testing on each of these lights.

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

Liquidity and Capital Resources

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next 12 months except for any expenditures required to produce production tooling and molds for use by our contract manufacturers. Additionally, the startup of product deliveries will require us to make additions to our operations and administrative management teams. However, such personnel additions are not expected to result in substantial increases in employee headcount.

At March 31, 2006, the company reported that it had total cash balances available of approximately $707,000. The company is currently negotiating an agreement to acquire a revolving line of credit from one of its banks, the proceeds from which will be used to complete the development of its main products and to fund the costs of marketing its products. It is expected that this line of credit would be guaranteed by certain of the Company’s directors.

We have embarked upon an aggressive design and development program bringing our product to market during 2005 and the first quarter of 2006. If, as management believes, we are successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations. Through a combination of these traditional lending sources, revenue from the sale of products, the use of our March 31, 2006 cash balance and obtaining a revolving line of credit, we believes that we will have sufficient capital to complete the commercialization of our products and reach a level of cash flow break-even in 2006.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock and Other Securities Issued During the Quarter

The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

On April 19, the Company issued 149,570 shares of common stock to its five outside directors as compensation for services rendered during the three-month period ended March 31, 2006.

On March 9, 2006, the Company granted its newly appointed President 2,000,000 common stock options. The options have an exercise price of $0.30 per share. One-half of the options vested when granted and the balance of the options vest over a three-year period. The term of the options is five years.

On March 3, 2006, the Company issued a warrant for the purchase of 400,000 shares of its common stock to ABM Industries, Inc. (“ABM”) in conjunction with a marketing agreement with ABM. The warrants have an exercise price of $0.40 per share and can be exercised at any time after the date of issuance through the second anniversary date of the issuance.

On February 28, 2006 the Company granted an employee 50,000 common stock options. The options have an exercise price of $0.29 per share. One-third of the options vested when granted and the balance of the options vest over a period of two years. The term of the options is three years.

On February 23, 2006, the Company issued 100,000 shares of its common stock at $0.33 per share to a consultant in conjunction with his consulting agreement.

On February 21, 2006 the company granted common stock options to its directors. The total number of stock options granted was 1,800,000. The options have an exercise price of $0.32 per share. One-third of the options vested when granted and the balance of the options vest over a period two years. The options have a term of five years.

On February 21, 2006 the company granted common stock options to its directors, officers and employees. The total number of stock options granted was 705,000. The options have an exercise price of $0.32 per share. One-third of the options vested when granted and the balance of the options vest over a period two years. The options have a term of three years

Item 3: Default upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

On April 25, 2006, the Company issued a notice to the holders of its 6% Convertible Preferred Stock that it would settle the May 10, 2006 6% Convertible Preferred Stock dividend by issuing common stock. The number of shares of common stock to be issued will be calculated based on a 15% discount to the market price, such market price to be calculated based on the volume weighted average price for the ten trading days preceding May 10, 2006. This common stock will be issued subsequent to the filing of this Form 10-QSB. The amount of the dividend that would otherwise be paid to the holders of the 6% Convertible Preferred Stock is approximately $103,000.

On March 9, 2006 the Company appointed Mr. Robert Warshauer as President and a director of the Company. Mr. Warshauer was granted 2,000,000 options to purchase common stock of the Company as disclosed in Part 2, Item 2 above. In the event that, in any calendar quarter, the Company achieves net income exceeding $250,000, Mr. Warshauer will begin receiving cash compensation at an annual rate of $250,000 per year for such quarter and thereafter during the term of his agreement. If after such commencement, in each calendar annual period, the Company has not achieved an average of at least $250,000 per quarter, his salary shall be retroactively reduced on a pro-rata basis with any such short fall.

During the quarter ended March 31, 2006, the Company cancelled 362,500 shares of its common stock. Of these shares, 100,000 were shares that were returned by a former executive of the Company pursuant to the termination of his employment agreement. The remaining 262,500 shares of common stock were treasury shares that had been carried by the Company at no book value.

Item 6: Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
3.1***	Amended and Restated Articles of Incorporation of the Lighting Science Group Corporation (incorporated herein by reference)

3.2***	Amended and Restated By-Laws of Lighting Science Group Corporation (incorporated herein by reference)

31.1*	Rule 13a-14 Certification dated May 15, 2006 by Ronald E. Lusk, Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 15, 2006 by Stephen A. Hamilton, Chief Financial Officer.

32.1**	Section 1350 Certification dated May 15, 2006 by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated May 15, 2006 by Stephen A. Hamilton, Chief Financial Officer.

* Filed herewith.
** Furnished herewith.
*** Incorporated herein by reference to Form SB-2 filed July 12, 2005 - File No. 333-126530

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: May 15, 2006	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: May 15, 2006	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer