Form 10QSB
period 2006-06-30
LIGHTING SCIENCE GROUP CORP
filed 2006-08-15
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                                                                                                                                                                                            YES    X   NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of August 1, 2006, there were 56,725,280 shares of Common Stock issued and outstanding and 2,065,653 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:                                                                                                                                                  YES    X   NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended June 30, 2006

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet as of June 30, 2006
Consolidated Statements of Operations
for the three months ended June 30, 2006 and June 30, 2005
for the six months ended June 30, 2006 and June 30, 2005
for the period beginning September 26, 2003 and ended June 30, 2006
Consolidated Statements of Cash Flows
for the six months ended June 30, 2006 and June 30, 2005
for the period beginning September 26, 2003 and ended June 30, 2006
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis
Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4  Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,578
Accounts receivable	9,308
Inventory, net of allowances (Note 6)	640,346
Prepaid expenses and other current assets	329,878
Total current assets	1,075,110

PROPERTY AND EQUIPMENT, net (Note 7)	315,851

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 7)	1,078,583
Proprietary rights agreement, net (Notes 2 and 7)	324,806
Goodwill (Note 2)	154,097
Total other assets	4,350,710

TOTAL ASSETS	$5,741,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$253,433
Accrued expenses	179,781
Accrued dividend on 6% Convertible Preferred Stock	54,825
Line of credit (Note 8)	484,431
Note payable - related party - current portion (Note 10)	72,222
Total current liabilities	1,044,692

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 10)	77,778
Liability under derivative contracts (Note 11)	364,507
Total other liabilities	442,285

TOTAL LIABILITIES	1,486,977

COMMITMENTS AND CONTINGENCIES (Note 13)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,065,653 shares issued and outstanding, liquidation value of $6,610,090 (Note 11)	1,506,738

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 495,000,000 shares authorized, 56,725,280 shares issued and outstanding	56,725
Additional paid-in-capital	14,047,766
Deficit accumulated during the development stage (Note 11)	(11,356,535)
TOTAL STOCKHOLDERS’ EQUITY	2,747,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,741,671

The accompanying notes are an integral part of the consolidated financial statements.

F2

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Cumulative from September 26, 2003 through June 30, 2006
Revenue	$28,044	$(1,760)	$136,994	$(1,075)	$212,962
Cost of goods sold	(18,985)	-	(110,704)	-	(145,890)
Gross margin	9,059	(1,760)	26,290	(1,075)	67,072

Operating expenses:
Selling, general and administrative	459,210	421,717	1,083,631	827,261	4,210,115
Compensation and related expenses	568,018	450,861	1,504,498	815,508	4,837,534
Professional fees	163,326	613,366	326,103	768,879	2,578,721
Directors fees	62,500	(37,500)	125,000	150,000	895,520
Depreciation and amortization	125,578	121,380	250,084	242,112	997,101
Total operating expenses	1,378,632	1,569,824	3,289,316	2,803,760	13,518,991
Operating loss	(1,369,573)	(1,571,584)	(3,263,026)	(2,804,835)	(13,451,919)

Other income (expense)
Interest income	2,851	16,486	14,081	18,469	90,201
Interest expense	(1,559)	(49,542)	(2,910)	(75,316)	(251,610)
Other, net (Note 11)	348,345	(2,361,971)	2,839,759	(2,361,971)	5,915,702
Total other income (expense)	349,637	(2,395,027)	2,850,930	(2,418,818)	5,754,293

Net loss	(1,019,936)	(3,966,611)	(412,096)	(5,223,653)	(7,697,626)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 11)	341,590	252,605	785,322	252,605	1,988,223
Net loss attributable to common stock	$(1,361,526)	$(4,219,216)	$(1,197,418)	$(5,476,258)	$(9,685,849)

Basic net loss per weighted average common share	$(0.02)	$(0.08)	$(0.02)	$(0.10)	$(0.23)

Weighted average number of common shares outstanding	56,008,218	53,551,424	55,650,833	52,422,510	41,883,565

The accompanying notes are an integral part of the consolidated financial statement.
F3

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Cumulative from September 26, 2003 through June 30, 2006
OPERATING ACTIVITIES
Net loss	$(1,197,418)	$(5,476,258)	$(9,685,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	139,801	201,818	2,272,012
Expenses paid by issuance of common share warrants	283,516	-	283,516
Non-cash stock option compensation expense	561,800	-	672,909
Accretion of 6% convertible preferred stock redemption value	579,061	194,257	1,506,738
Fair value adjustment to liabilities under derivative contracts	(2,840,059)	1,621,112	(6,747,708)
6% Convertible Preferred Stock dividends settled by issuance of common stock	103,165	-	103,165
Non-cash accrual of interest to related party	-	25,672	25,670
Forgiveness of accrued interest due to related party	-	(250,000)	(250,000)
6% Convertible Preferred Stock issuance costs paid by issue of warrants	-	290,000	290,000
Conversion of interest accrued to preferred stock	-	24,076	24,076
Loss on disposal of assets	-	-	97,155
Depreciation and amortization	250,084	242,111	997,101
Changes in:
Accounts receivable	465	469	(9,310)
Prepaid expenses	(199,400)	(83,217)	(324,296)
Inventory	(22,828)	(309,730)	(640,346)
Accounts payable	5,464	251,645	253,433
Accrued expenses and other liabilities	19,320	150,940	736,165
Security deposits	-	22,948	-
Net cash used by operating activities	(2,317,029)	(3,094,157)	(10,395,569)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	-	-	10,000
Purchase of property and equipment	(63,332)	(43,572)	(546,493)
Net cash used by investing activities	(63,332)	(43,572)	(536,493)

FINANCING ACTIVITIES
Loans from directors and officers	-	476,000	476,000
Repayment of loans from directors and officers	-	(200,000)	(200,000)
Principal repayment on note payable to related party	-	(25,000)	(50,000)
Loan from stockholder	-	-	79,541
Repayment of loan from stockholder	-	-	(79,541)
Proceeds from draws on line of credit	484,431	-	484,431
Proceeds from exercise of common stock warrants	7,031		7,031
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	-	6,935,010	6,935,010
Proceeds from private placement	-	36,000	3,374,890
Net cash provided by (used by) financing activities	491,462	7,222,010	11,027,362

Net increase (decrease) in cash	(1,888,899)	4,084,281	95,300
Cash at beginning of period	1,984,477	987,023	278
Cash at end of period	$95,578	$5,071,304	$95,578

Interest paid	$2,332	$26,230	$35,495
6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Loss	$108,227	$-	$323,496

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$-	$1,942,525	$1,945,525
Common Stock issued to pay accrued liabilities	$-	$-	$360,707
Reduction of accrued interest on note to related party	$-	$250,000	$750,000
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$-	$276,000	$276,000
Conversion of 6% Convertible Preferred Stock to Common Stock	$122,871	$-	$122,871
Exchange of Series A Preferred Stock for Common Stock	$-	$3,670,685	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock	$-	$6,935,010	$6,935,010

The accompanying notes are an integral part of the consolidated financial statements.

F4

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

As of June 30, 2006, the Company continues to operate as a development stage company, having not had appreciable revenue during the first six months of 2006 or since entering the development stage. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. The Company is currently designing several products for the consumer lighting market as well as commercial products for the streetlight and parking lot lighting sector. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, Match, Inc., (“Match”) a related party, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

Reverse Stock Split

On August 20, 2004, the stockholders of the Company approved a proposal by management to undertake a reverse stock split of the shares of the Company’s common stock in the ratio of one share of new common stock for every 16 shares of old common stock. All per share amounts in the accompanying consolidated financial statements and in these notes to the consolidated financial statements have been retroactively adjusted for the reverse split of the Company’s shares.

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

Inventories

Inventories, which consist of raw materials and components, work-in-process and finished lighting products, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Deposits paid to contract manufacturers and raw material and components suppliers related to future purchases are also classified in inventory in the consolidated balance sheet.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $21,944 and $17,747, for the three-month periods ended June 30, 2006 and 2005 and $42,817, $34,845 and $133,490 for the six month periods ended June 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending June 30, 2006, respectively.

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

Amortization expense related to intellectual property was $15,050 and $15,050 for the three-month periods ended June 30, 2006 and 2005 and $30,100, $30,100 and $125,417 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending June 30, 2006, respectively.

The proprietary rights agreement between the Company and Fredric Maxik (the Company’s chief technology officer and the developer of the technology acquired by the Company), ensures that all intellectual property related to LED lighting created and/or developed by Mr. Maxik during his employment and for some period thereafter shall be assigned to the Company as well as precluding Mr. Maxik from competing with or providing services for entities in competition with the Company or that have technology similar to the Company for a period of time following his termination of employment with the Company. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science, Inc. This asset is being amortized over three years, which is the period covered by the agreement.

Amortization expense related to the proprietary rights agreement was $88,583 and $88,583 for the three-month periods ended June 30, 2006 and 2005 and $177,167, $177,167 and $738,195 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending June 30, 2006, respectively.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match (see Note 10). Match,, an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

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

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $314,306 and $265,187 for the three-month periods ended June 30, 2006 and 2005 and $729,711, $474,491 and $1,860,750 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 through June 30, 2006, respectively, in the consolidated statements of operations.

Stock Based Compensation

On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan (the "2005 Plan") and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Effective with adoption of the 2005 Plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) - Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed conversion of the preferred stock or the exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 11 and 12.

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

Intellectual Property

As of the date of acquisition, four provisional patents on the ODL technology had been submitted to the United States Patent and Trademark Office and were acquired by Lighting Science, Inc. Provisional patents are equivalent to a filing date placeholder in the United States Patent and Trademark Office (“USPTO”). They provide a one-year period following submittal in which to finalize the utility patent application with respect to the particular idea, process, concept or method contained in a provisional patent.

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

The Company has embarked upon an aggressive design and development program to bring products to market. To provide the Company with adequate working capital for the design and the initial manufacture of these products, the Company has negotiated a line of credit with one of its banks (see Note 8).

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

Cash and cash equivalents, accounts receivable, notes and accounts payable, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 11, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the purchasers 6% Convertible Preferred Stock have been determined to be derivative instruments and are recorded at market.

NOTE 6: INVENTORY

At June 30, 2006, inventory is comprised of the following:

June 30, 2006
Deposits paid to contract manufacturers	$89,565
Raw materials and components	226,130
Work-in-process	90,873
Finished goods	233,778
$640,346

At June 30, 2006 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $171,500, which is netted against the balance of raw materials and components in the table above.

NOTE 7: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

June 30, 2006
Leasehold improvements	$5,526
Office furniture, fixtures and telephone equipment	91,096
Computer equipment	111,250
Test equipment	94,989
Tooling and molds	113,754
Total property and equipment	416,615
Accumulated depreciation	(100,764)
$315,851

Intellectual property consists of the following:

June 30, 2006
Intellectual property	$1,204,000
Accumulated amortization	(125,417)
$1,078,583

Proprietary rights agreement consists of the following:

June 30, 2006
Proprietary rights agreement	$1,063,000
Accumulated amortization	(738,194)
$324,806

The estimated amortization expense for the next five years for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2006	$60,200	$354,333
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-

NOTE 8: LINE OF CREDIT

On June 29, 2006 the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. Amounts due under the line of credit will be guaranteed by a group of directors and shareholders of the Company (the “Guarantors”). The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At June 30, 2006, the funds available to the Company, based on guarantees received by the bank from Guarantors, was $750,000. The total amount drawn against the line of credit drawn at June 30, 2006 was $484,431.

The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets.

As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company will issue warrants for the purchase of common stock of the Company to the Guarantors. The Company anticipates issuing warrants for the purchase of 5,000,000 shares of common stock to the Guarantors, in proportion to the total dollar amount of the line of credit that has been guaranteed by each Guarantor. The warrants will have an exercise price of $0.30 per common share and will have a five year term. The fair value of the warrants related to the $750,000 of guarantees provided by Guarantors at June 30, 2006 is $241,985. This amount has been recorded as a prepaid expense and will be amortized over the term of the line of credit.

NOTE 9: INCOME TAXES

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $24,112,000 at June 30, 2006, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $423,000 and $540,000 for the three-month periods ended June 30, 2006 and 2005 and $912,000, $940,000 and $4,712,000 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending June 30, 2006, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(6,747,708) (Note 11) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($4,712,000 at June 30, 2006) will be recorded as a tax benefit in the statement of operations.

NOTE 10: NOTES PAYABLE - RELATED PARTIES

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

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. we owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $150,000 is recorded as follows:

June 30, 2006
Notes payable - related party - current portion	$72,222
Notes payable - related party - long-term portion	77,778
$150,000

The Phibian S Trust is a trust for the benefit of the children of Mr. Maxik. Currently, Mr. Maxik exercises no control over the trust, and has informed us that he disclaims all beneficial ownership in the trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by the Company. The Company is obligated to pay the principal by making 36 equal monthly installments beginning on the fifteenth day of the month following the first full month that the Company begins generating revenue in the amount of $10,000 or more, as determined in accordance with generally accepted accounting principles. As an accommodation to the trust and in anticipation of near-term sales in excess of $10,000 per month, the Company made advance payments to the trust on this note in the amount of $25,000 in October 2004 and $25,000 in May 2005. This note provides for no interest. However, under generally accepted accounting principles, an amount of interest should have been imputed. Such amount was not material.

The Company first recorded revenues of more than $10,000 in August of 2005. As the $50,000 prepayment discussed above related to approximately nine months of regular installment payments, the Company was to begin paying regular installment payments against the loan in June 2006.

In July 2006, the trust agreed in principle to defer any installment payments otherwise due to it during the period June 2006 through November 2006, until November 30, 2006. In return for the deferral of the installment payments, the Company has agreed in principle to convert the note to an interest bearing note. The note will bear interest at 10% beginning on July 15, 2006. The Company anticipates that interest payments will be made on the note semi-annually, with the first payment due in December 2006.

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to 6% Convertible Preferred Stock in the private placement of preferred stock (Note 11) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the May 2005 private placement.

NOTE 11: PREFERRED STOCK

Exchange of Series A Preferred Stock held by Match for Common Stock

On April 12, 2005 the Company announced that the Company and Match had negotiated the exchange of the 533,333 shares of Series A Preferred Stock held by Match and the Match debt (See Note 10) into common stock of the Company at a exchange ratio of $1.725 per share that was approximately 15% in excess of the market price of the stock at the date the exchange was proposed. This resulted in fewer shares being issued to Match than would have been issued had the then current market price of the stock been used.

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

Private Placement with Institutional and Accredited Investors

On May 12, 2005, the Company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the Company, for the sale of 2,260,966 shares of the Company’s 6% Convertible Preferred Stock along with warrants to purchase additional shares of the Company’s common stock. The 6% Convertible Preferred Stock was priced at $3.20 per share, and the Company received proceeds of $7,235,086 of which $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Initially, each share of 6% Convertible Preferred Stock is convertible at any time at the election of the holder at $0.80 per share into four shares of common stock, subject to full ratchet anti-dilution adjustments.

In the six-month period ended June 30, 2006, certain holders converted 195,313 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At June 30, 2006, 2,065,653 shares of 6% Convertible Preferred Stock remained outstanding.

The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company and with respect to the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $0.192 per share per annum, which represents a 6% effective yield, and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Company must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010.

Initially, the warrants included in the private placement were exercisable at the election of the holder into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (subject to adjustment pursuant to certain anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock . The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $0.50 per common share compared to the original conversion price of $0.80 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to 13,220,180 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $0.30 per common share from the current exercise price of $0.50 if the then current market price of the Company’s common stock (as defined in the Waiver, Consent and Amendment Agreement) was less than $0.50 per common share. If the conversion price of the currently outstanding 6% Convertible Preferred Stock was further adjusted to $0.30 per common share in December 2006, the total number of shares of common stock that may be required to be issued by the Company would increase from the current 13,220,180 common shares to 22,033,632. The Company has filed a registration statement with the Securities and Exchange Commission (“SEC”) covering (i) the additional shares that may be required to be issued after the adjustment of the exercise price to $0.50 per common share, and (ii) the potential future adjustment of the exercise price to $0.30 per common share. The registration statement was declared effective on July 14, 2006.

On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the 6,782,889 outstanding warrants from $0.96 per common share to $0.30 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future.. Subsequent to the adjustment of the exercise price of the warrants, a warrant holder exercised warrants to purchase 23,438 common shares.

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $240,557 and $194,257 for the three-month periods ended June 30, 2006 and 2005 and $579,061, $194,257 and $1,506,738 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period from September 26, 2003 through June 30, 2006. The change in the fair value of the liability for derivative contracts totaled $(348,645) and $1,621,112 for the three-month periods ended June 30, 2006 and 2005 and $(2,840,059), $1,621,112 and $(6,747,708) for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period from September 26, 2003 through June 30, 2006 and has been credited to Other income/ (expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of June 30, 2006 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.50
Fair Value of the Company’s Common Stock	$0.25	$0.25
Expected life in years	3.9	3.9
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.05%	5.05%
Calculated fair value per share	$0.14	$0.11

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

The Company incurred cash expenses totaling $700,859 related to this transaction which were charged to other expense in the consolidated statement of operations during the three months ended June 30, 2005. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to certain anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to Other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005.

NOTE 12: STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock During the Quarter

During the three-month period ended June 30, 2006, the Company issued a total of 1,356,155 shares of its common stock. Of this amount, 149,570 common shares were issued as settlement of directors fees earned in the first quarter of 2006 and 134,609 common shares were issued to suppliers as settlement of their account balances.

During the quarter ended June 30, 2006, the Company issued 423,538 common shares as settlement of the dividends payable on the 6% Convertible Preferred Stock on May 10, 2006. The Company also issued 625,000 common shares to holders of 6% Convertible Preferred Stock who converted their 6% Convertible Preferred Stock. The Company also issued 23,438 common shares upon the exercise of warrants formerly held by a holder of 6% Convertible Preferred Stock.

Equity Based Compensation Plan

Effective September 1, 2005, the Company implemented the 2005 Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the "Code"), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company's stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.

The Company issued 4,555,000 and 730,000 Incentive Stock Options to employees and directors during the six- month period ended June 30, 2006 and the year ended December 31, 2005, respectively, and 50,000 non-qualified stock options to a consultant under the 2005 Plan during the year ended December 31, 2005. No additional stock options were issued in the three-month period ended June 30, 2006. Such options have a term of between three and five years. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

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

No options were issued during the three-month periods ended June 30, 2006 and 2005. The fair value of the options issued during the six-months ended June 30, 2006 and 2005 and cumulatively for the period September 26, 2003 through June 30, 2006 totaled $897,850, $0 and $1,123,393 respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $119,235 and $0 for the three-month periods ended June 30, 2006 and 2005 and $561,800, $0 and $672,909 for the six-month periods ended June 30, 2006 and 2005 and cumulatively for the period September 26, 2003 through June 30, 2006.

A summary of the option awards under the Company’s 2005 Plan as of June 30, 2006 and changes during the three-month period then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	5,185,000	$0.36
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable, end of period	5,185,000	$0.36

Options vested at end of period	2,061,667	$0.35

Weighted average fair value of options granted during the three-month period ended June 30, 2006	-

At June 30, 2006, the average remaining term for outstanding stock options is 3.5 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of June 30, 2006, and changes during the three-month period then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,023,333	$0.35
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at end of period	3,023,333	$0.35

As of June 30, 2006, there was a total of $450,481 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended June 30, 2006, was $0. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

During the three month period ended March 31, 2006, the Company granted 500,000 common share options to a consultant, subject to the consultant meeting certain performance measures over the two year term of its contract. If the performance criteria under the option grant are not met, no options will be issued to the consultant. In accordance with SFAS 123(R), no compensation expense has been included related to this stock option grant as the measurement date cannot be determined and no disincentive for non-performance exists in the contract.

Warrants for the Purchase of Common Stock

At June 30, 2006, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
6% Convertible Preferred stockholders (Note 11)	Private Placement	6,759,451	$0.30	May 10, 2010
Financial advisors (Note 11)	Private Placement	639,844	$1.50	May 10, 2010
Giuliani Capital Advisors	Advisory services	1,650,000	$0.60	Feb. 14, 2010
The Equity Group	Consulting services	750,000	$0.80	Feb. 10, 2010
Officers and Directors (Note 10)	Bridge Financing	476,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		10,675,295

At June 30, 2006, all warrants are fully vested.

The Company anticipates issuing warrants for the purchase of 5,000,000 shares of common stock to Guarantors as consideration for the Guarantors providing guarantees of the $2,000,000 line of credit negotiated by the Company in June 2006 (Note 8). The warrants will have an exercise price of $0.30 per common share and will have a term of five years.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for $10,000 per month under a month to month agreement. The Company has leased space in Ft. Lauderdale, Florida for its research and development activities through January 2007 for approximately $2,500 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

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

Executive Compensation

As of June 30, 2006, the Company was obligated under the terms of employment contracts for four of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $820,000 for 2006.

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

Registration Rights Agreement

In connection with the issuance of 6% Convertible Preferred Stock (Note 11), the Company executed a Registration Rights Agreement with the purchasers thereof under which the Company agreed to register the common shares underlying the 6% Convertible Preferred Stock and related warrants. The Registration Rights Agreement provides for liquidated damages in the event a registration statement was not declared effective by the SEC within 150 days of the May 12, 2005 closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to two percent of the purchase price of the 6% Convertible Preferred Stock for each thirty (30) day period effectiveness of a registration statement is not maintained. No such damages have been incurred.

In connection therewith, on July 12, 2005, the Company filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the sale of up to 30,727,420 shares of Lighting Science Group Corporation common stock, par value $.001 by the selling stockholders named therein. Of the common stock offered thereby, (i) 9,043,864 shares of the common stock are issuable upon conversion of $7,235,086 aggregate principal amount of our 6% Convertible Preferred Stock, (ii) 7,422,733 shares of common stock are issuable upon exercise of warrants issued in connection with the sale of the 6% Convertible Preferred Stock, including the warrants issued to the placement agent and financial advisors, and (iii) 14,260,823 shares of common stock were acquired prior to May 12, 2005 by certain selling stockholders who agreed to the terms of a lock-up agreement dated as of May 12, 2005. The Company will not receive any proceeds from any sales made by the selling stockholders but will pay the expenses of the offering.. This registration was declared effective by the SEC on August 23, 2005, and remains effective as of the date of this filing.

NOTE 14: SUBSEQUENT EVENTS

In July 2006, the Company notified the then current holders of its 6% Convertible Preferred Stock that it would settle the August 10, 2006 dividend payment on such preferred stock by issuing common shares in lieu of making a cash payment. As a result, the Company will issue approximately 435,000 new common shares as settlement of the dividend payable to holders of the 6% Convertible Preferred Stock in August 2006.

ITEM 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations

Information contained in this quarterly report, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward looking statements.  Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and inherent risks and uncertainties.  For a detailed description of the factors that could cause actual results to differ materially from those expressed in any forward looking statement, please see "Risk Factors" in our Amended Registration Statement on Form SB-2/A filed on July 12, 2006.

Overview

We are a producer of lighting products utilizing Optimized Digital Lighting™ (ODL®) technology, a refinement of light emitting diode (“LED”) technology.

We are seeking to make the transition from a development stage company to one that is focusing on sales and growth in the lighting industry marketplace.

Our results of operations are primarily dependent on the attainment of bookings and sales.  Results of operations are also affected by cost of goods sold and other fixed costs including compensation and related expenses.

Our net loss attributable to common stock for the second quarter of 2006 was $(1,362,000) compared to the net loss attributable to common stock of $(4,219,000) recorded in the second quarter of 2005.  On weighted average share basis, our net loss attributable to common stock for the second quarter of 2006 was $(0.02) per share compared to $(0.08) for the second quarter of 2005.  The decrease in the net loss attributable to common stock for the second quarter of 2006 reflected an increase in other income (expense) to $350,000 compared to an expense of $2,395,000 in the second quarter of 2005.  Our net loss attributable to common stock in the first six months of 2006 was $(1,197,000) compared to a net loss attributable to common stock of $(5,476,000) in the first six months of 2005.  On a weighted average share basis our net loss attributable to common stock for the first six months of 2006 was $(0.02) per share compared to a net loss attributable to common stock of  $(0.10)  per share in the first six months of 2005. The decrease in net loss attributable to common stock in the first half of 2006 is primarily due to an increase in other income (expense) to $2,851,000 compared to an expense of $(2,419,000) in the first half of 2005.

Results of Operations

For the three and six-month periods ended June 30, 2006, total revenues were higher than the comparable period in 2005. The Company began offering products for sale during the second half of 2005 and had only nominal sales for periods prior to that. Revenues in the first six months of 2006 have been generated mainly from the sale of candles, flashlights, small bulbs and BR-25 bulbs.

Selling, general and administrative (“SG&A”) expenses for the three and six months periods ended June 30, 2006 increased 9% and 31% from the comparable periods in 2005. The increase is mainly due to increased selling costs, product development, product testing and marketing costs as the Company began to deploy its products and continued to develop its distribution network

Compensation and related expenses increased by approximately $117,000 in the three-month period ended June 30, 2006 and approximately $689,000 in the six-month period ended June 30, 2006 compared to the respective periods in 2005. The main reason for the increase in both periods was related to the stock option expenses. The Company granted stock options to employees, directors and consultants in the fourth quarter of 2005 and in the first quarter of 2006. No stock option grants were made by the Company in the first six months of 2005. The total amount of the stock option expense recorded in the three-month period and the six-month period ended June 30, 2006 were $119,000 and $562,000.

Professional fees decreased by approximately $450,000 in the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. The main reason for this decrease is that the Company had recorded the legal and accounting fees related to the sale of $7.2 million of 6% Convertible Preferred Stock in May 2005. The professional fees in the three-month period ended June 30, 2006 related mainly to the applications and filing of patents and to costs associated with making its regular quarterly securities filings. Professional fees for the six-month period ended June 30, 2006 were approximately $533,000 lower than for the same period in 2005, mainly due to a reduction of the costs associated with the sale of the 6% Convertible Preferred Stock in May 2005.

Directors’ fees increased to $62,500 in the three-month period ended June 30, 2006 from a credit of $(37,500) in the three-month period ended June 30, 2005. The credit in 2005 resulted from an adjustment to directors’ fees that were overpaid in the first quarter of 2005. Total directors fees decreased from $150,000 in the six-month period ended June 30, 2005 to $125,000 for the six-month period ended June 30, 2006. The decrease is due to the fact that the Company has one less director in 2006 than it had in 2005 due to the resignation of one its directors in November 2005.

Depreciation and amortization expense increased only slightly in each of the three-month and six-month periods ended June 30, 2006 as compared to the similar periods in 2005, due to the increased depreciation expense related to capital assets acquired subsequent to June 2005.

Interest expense in the three-month and six-month periods ended June 30, 2006 decreased over 90% from the levels in the comparable periods in 2005. The decrease is due to the fact that during the period March 2005 through the closing of the sale of the 6% Convertible Preferred Stock in May 2005, the Company borrowed approximately $476,000 from a group of officers and directors to funds operations. These bridge loans were repaid from the proceeds of the sale of the 6% Convertible Preferred Stock, with approximately $276,000 of the loans being converted to 6% Convertible Preferred Stock. Other net income (expense) decreased from an expense of $2,362,000 in the three-month period ended June 30, 2005 to income of $348,000 in the three-month period ended June 30, 2006. The majority of this activity is related to the change in the value of the derivative instruments (preferred stock conversion rights and common share purchase warrants) related to the 6% Convertible Preferred Stock. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for common stock and current interest rates. In the three-month period ended June 30, 2005, the Company also recorded expenses related to the offering of the 6% Convertible Preferred Stock of approximately $701,000. The change in other net income (expense) for the six-month period ended June 30, 2006 compared to the same period in 2005 is also mainly related to the change in value of the derivative instruments and the offering costs recorded in the six-month period ended June 30, 2005.

The total cost of dividends on the 6% Convertible Preferred Stock and the accretion of the of the redemption value on the 6% Convertible Preferred Stock increased significantly in the three-month and six-month periods ended June 30, 2006 compared to the same periods in 2005. As the 6% Convertible Preferred Stock was only issued in May 2005, the accretion and accrued and paid dividends were recorded by the Company for a longer period in 2006, resulting in the higher expenses in 2006.

Liquidity and Capital Resources

Our current cash and investment balances together with revenues received from the sale of our products may be insufficient to meet our operating needs for the next twelve months. The actual amount of funds we will need will be determined by many factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the cost and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Potential sources of outside capital include entering strategic business relationships, bank borrowings, public or private sales of shares of our capital stock or debt or similar arrangements. We do not have any committed sources of outside capital at this time other than the line of credit recently obtained by us. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that are acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next twelve months except for any expenditures required to produce production tooling and molds for use by our contract manufacturers. Additionally, the startup of product deliveries will require us to make additions to our operations and administrative management teams. However, such personnel additions are not expected to result in substantial increases in employee headcount.

In June 2006, the Company negotiated a $2.0 million line of credit with one of its banks. The line of credit will guaranteed by a group of directors and shareholders. The amount of the line of credit available for use by the Company is limited to the aggregate value of guarantees that have been negotiated between the bank and the guarantor directors and shareholders. The line of credit is be secured by a general charge over the assets of the Company. At June 30, 2006, a total of $750,000 in guarantees had been provided by directors and shareholders and $484,000 of the available line of credit had been drawn by the Company. The Company has used the proceeds drawn from the line of credit to fund product development and pay corporate expenses. The Company continues to work with other shareholders and directors whom it believes will provide additional guarantees to enable it to access the balance of the line of the credit.

In exchange for providing the guarantees, the Company expects to issue up to 5,000,000 warrants for the purchase of common stock to each director and shareholder guaranteeing the line of credit, in proportion to the total dollar amount of the of the line of credit that each guarantor has guaranteed. The warrants will have an exercise price of $0.30 per common share and will have a term of five years. The Company expects to issue these warrants in the third quarter of 2006.

In conjunction with the negotiation of the line of credit and negotiations with the potential guarantors, the Company also negotiated a repricing of the conversion rights of the then outstanding 6% Convertible Preferred Shares and the exercise price of the warrants issued to purchasers of the 6% Convertible Preferred Stock. The conversion rights of the outstanding 6% Convertible Preferred Stock were repriced to $0.50 per common from $0.80 per common share. The agreement provides for an additional adjustment of the conversion price to $0.30 per common share if the current market price of the common stock of the Company (as defined in the Waiver, Consent and Amendment Agreement) is less than $0.50 at December 31, 2006. To date the Company has issued approximately 782,000 common shares to 6% Convertible Preferred Stockholders who exercised their conversion rights. The Company receives no proceeds on the conversion of 6% Convertible Preferred Stock. The exercise price of the warrants was also adjusted to $0.30 per common share from $0.96 per common share. Subsequent to the adjustment of the exercise price, one holder exercised its warrants resulting in the issuance of 23,438 common shares and proceeds to the Company of approximately $7,000.

The Company pays dividends on its 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. The Company has the right to settle any dividend payment with the issue of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred Shareholders. The Company paid a cash dividend of approximately $108,000 in February 2006. In May 2006, the Company issued 423,538 common shares to settle the dividend. The Company has also given notice to the 6% Convertible Preferred Stockholders that it will issue common stock to settle the August 10 dividend. The Company expects that it will continue to issue dividends in the form of common stock for the balance of 2006 in order to maximize the total cash available to it to invest in its product and market development.

We have embarked upon an aggressive design and development program bringing our product to market during 2005 and the first quarter of 2006. If, as management believes, we are successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations. Through a combination of these traditional lending sources, revenue from the sale of products and use of proceeds from the revolving line of credit discussed above, we believe that we will have sufficient capital to complete the commercialization of our products and reach a level of cash flow break-even.

ITEM 3: Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective. In addition, the management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the time period covered by this quarterly report. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that there has been no change in the Company’s internal control over financial reporting during the time period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

As of the date of this quarterly report, there is no pending litigation against the Company, nor, to the best of the Company’s knowledge, is there any threatened legal action in connection with the activities of the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock and Other Securities Issued During the Quarter

The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

On April 19, the Company issued 149,570 shares of common stock in a private placement to its five outside directors as compensation for services rendered during the three-month period ended March 31, 2006.

Item 3: Default upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

On July 20, 2006, the Company issued a notice to the holders of its 6% Convertible Preferred Stock that it would settle the August 10, 2006 6% Convertible Preferred Stock dividend by issuing common stock. The number of shares of common stock to be issued will be calculated based on a 15% discount to the market price, such market price to be calculated based on the volume weighted average price for the ten trading days preceding August 10, 2006. The Company estimates that a total of approximately 435,000 shares of common stock will be issued in settlement of the August 10, 2006 dividend. This common stock will be issued subsequent to the filing of this Form 10-QSB. The amount of the dividend that would otherwise be paid to the holders of the 6% Convertible Preferred Stock is approximately $103,000.

On May 31, 2006, the Company issued 423,538 shares of common stock in settlement of the May 10, 2006 dividend on its 6% Convertible Preferred Stock. These shares of common stock have been registered with the Securities and Exchange Commission and are freely tradable.

On May 23, 2006, the Company issued 625,000 shares of common stock upon the conversion of 156,250 shares of 6% Convertible Preferred Stock. The shares of common issued upon the conversion have been registered with the Securities and Exchange Commission and are freely tradable.
.

Item 6: Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
3.1 ***	Amended and Restated Articles of Incorporation of the Lighting Science Group Corporation (incorporated herein by reference)

3.2	Amended and Restated By-Laws of Lighting Science Group Corporation (incorporated herein by reference)

31.1*	Rule 13a-14 Certification dated August 15, 2006 by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated August 15, 2006 by Stephen A. Hamilton, Chief Financial Officer.

32.1**	Section 1350 Certification dated August 15, 2006 by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated August 15, 2006 by Stephen A. Hamilton, Chief Financial Officer.

99.1****	Risk Factors (incorporated herein by reference)

* Filed herewith.
** Furnished herewith.
*** Incorporated herein by reference to Form SB-2/A filed July 12, 2006 - File No. 333-126530
****Incorporated herein by reference to "Risk Factor" beginning on page 5 of Form SB-2/A filed July 12, 2006 - File No. 333-126530

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: August 15, 2006	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: August 15, 2006	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer