Form 10QSB
period 2006-09-30
LIGHTING SCIENCE GROUP CORP
filed 2006-11-15
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of November 10, 2006, there were 62,184,172 shares of Common Stock issued and outstanding and 2,065,653 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format:                                                                                                                                                  YES    X   NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended September 30, 2006

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet as of September 30, 2006
Consolidated Statements of Operations
    for the three months ended September 30, 2006 and September 30, 2005 for the nine months ended September 30, 2006 and September 30, 2005 for the period beginning September 26, 2003 and ended September 30, 2006
Consolidated Statements of Cash Flows
    for the nine months ended September 30, 2006 and September 30, 2005 for the period beginning September 26, 2003 and ended September 30, 2006
Notes to Consolidated Financial Statements
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
AS OF September 30, 2006

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30, 2006
CURRENT ASSETS
Cash and cash equivalents	$86,295
Accounts receivable, net of allowance of doubtful accounts (2006- $3,021)	18,842
Inventory, net of allowances (Note 6)	487,924
Prepaid expenses and other current assets	1,115,908
Total current assets	1,708,969

PROPERTY AND EQUIPMENT, net (Note 7)	345,793

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 7)	1,063,533
Proprietary rights agreement, net (Notes 2 and 7)	236,222
Goodwill (Note 2)	154,097
Total other assets	4,247,076

TOTAL ASSETS	$6,301,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$305,442
Accrued expenses	303,892
Accrued dividend on 6% Convertible Preferred Stock	54,814
Line of Credit (Note 8)	1,253,804
Note payable - related party - current portion (Note 10)	98,750
Total current liabilities	2,016,702

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 10)	81,250
Liability under derivative contracts (Note 11)	50,267
Total other liabilities	131,517

TOTAL LIABILITIES	2,148,219

COMMITMENTS AND CONTINGENCIES (Note 13)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,065,653 shares issued and outstanding, liquidation value of $6,610,090 (Note 11)	1,839,960

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 495,000,000 shares authorized, 60,840,774 shares issued and outstanding	60,841
Additional paid-in-capital	15,333,791
Deficit accumulated during the development stage (Note 11)	(13,080,973)
TOTAL STOCKHOLDERS’ EQUITY	2,313,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,301,838

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative from September 26, 2003 through September 30, 2006
Revenue	$125,522	$43,943	$262,516	$42,868	$338,484
Cost of goods sold	(107,094)	(16,487)	(217,798)	(16,487)	(252,984)
Gross margin	18,428	27,456	44,718	26,381	85,500

Operating expenses:
Selling, general and administrative	344,921	406,913	1,428,551	1,158,278	4,555,036
Compensation and related expenses	624,139	552,672	2,128,637	1,441,424	5,461,673
Professional fees	96,585	386,116	422,688	1,154,996	2,675,306
Directors fees	260,530	75,000	385,530	225,000	1,156,050
Depreciation and amortization	127,291	122,623	377,375	364,736	1,124,392
Total operating expenses	1,453,466	1,543,324	4,742,782	4,344,434	14,972,457
Operating loss	(1,435,038)	(1,515,868)	(4,698,064)	(4,318,053)	(14,886,957)

Other income (expense)
Interest income	901	28,660	14,982	47,128	91,102
Interest expense	(172,451)	(1,752)	(175,361)	(77,068)	(424,061)
Other, net (Note 11)	314,240	1,661,067	3,153,999	(703,554)	6,229,942
Total other income (expense)	142,690	1,687,975	2,993,620	(733,494)	5,896,983

Net income (loss)	(1,292,348)	172,107	(1,704,444)	(5,051,547)	(8,989,974)

Dividend on 6% Convertible Preferred Stock and accretion of preferred stock redemption value (Note 11)	432,091	477,378	1,217,413	729,982	2,420,314
Net loss attributable to common stock	$(1,724,439)	$(305,271)	$(2,921,857)	$(5,781,529)	$(11,410,288)

Basic net loss per weighted average common share	$(0.03)	$(0.01)	$(0.05)	$(0.10)	$(0.26)

Weighted average number of common shares outstanding	58,191,254	54,969,055	56,283,577	55,214,668	43,192,045

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative from September 26, 2003 through September 30, 2006
OPERATING ACTIVITIES
Net loss	$(2,921,857)	$(5,781,529)	$(11,410,288)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	1,211,708	296,817	3,343,919
Expenses paid by issuance of common share warrants	283,516	-	283,516
Non-cash stock option compensation expense	680,110	59,691	791,219
Accretion of 6% convertible preferred stock redemption value	912,283	562,949	1,839,960
Fair value adjustment to liabilities under derivative contracts	(3,154,299)	(45,223)	(7,061,948)
6% Convertible Preferred Stock dividends settled by issuance of common stock	203,091	-	203,091
Non-cash accrual of interest to related party	-	25,672	25,670
Forgiveness of accrued interest due to related party	-	(250,000)	(250,000)
6% Convertible Preferred Stock issuance costs paid by issue of warrants	-	290,000	290,000
Conversion of interest accrued to preferred stock	-	24,076	24,086
Loss on disposal of assets	-	7,917	97,155
Depreciation and amortization	377,374	364,736	1,124,391
Changes in:
Accounts receivable	(9,069)	(40,291)	(18,844)
Prepaid expenses	(985,430)	56,996	(1,110,326)
Inventory	129,594	(520,616)	(487,924)
Accounts payable	57,473	129,996	305,442
Accrued expenses and other liabilities	143,420	117,610	860,265
Security deposits	-	22,947	-
Net cash used by operating activities	(3,072,086)	(4,678,252)	(11,150,616)

INVESTING ACTIVITIES
Cash in bank of subsidiary at date of acquisition	-	-	10,000
Purchase of property and equipment	(116,931)	(78,103)	(600,092)
Net cash used by investing activities	(116,931)	(78,103)	(590,092)

FINANCING ACTIVITIES
Loans from directors and officers	30,000	476,000	506,000
Repayment of loans from directors and officers	-	(200,000)	(200,000)
Principal repayment on note payable to related party	-	(25,000)	(50,000)
Loan from stockholder	-	-	79,541
Repayment of loan from stockholder	-	-	(79,541)
Proceeds from draws on Line of Credit	1,253,804	-	1,253,804
Proceeds from exercise of common stock warrants	7,031	-	7,031
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	-	6,935,010	6,935,000
Proceeds from private placement	-	36,000	3,374,890
Net cash provided by (used by) financing activities	1,290,835	7,222,010	11,826,725

Net increase (decrease) in cash	(1,898,182)	2,465,655	86,017
Cash at beginning of period	1,984,477	987,023	278
Cash at end of period	$86,295	$3,452,678	$86,295

Interest paid	$19,974	$75,316	$53,137
6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Loss	$108,227	$-	$323,496

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$-	$1,942,525	$1,942,525
Common Stock issued to pay accrued liabilities	$-	$-	$360,707
Reduction of accrued interest on note to related party	$-	$250,000	$750,000
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$-	$276,000	$276,000
Conversion of 6% Convertible Preferred Stock to Common Stock	$122,871	$-	$122,871
Exchange of Series A Preferred Stock for Common Stock	$-	$3,670,685	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock	$-	$7,235,086	$7,235,086

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

As of September 30, 2006, the Company continues to operate as a development stage company, having not had appreciable revenue during the first nine months of 2006 or since entering the development stage. With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. The Company is currently designing several products for the consumer lighting market as well as commercial products for the streetlight and parking lot lighting sector. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of debt guarantee fees paid to the guarantors of the line of credit obtained by the Company in August 2006 (see Note 8) and rent. The guarantee fees are amortized over the one-year term of the line of credit and will be recorded as interest expense in the consolidated statements of operations. Other prepaid expenses are amortized over the period during which the service is provided or the length of the specific contract.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $23,657 and $18,990, for the three-month periods ended September 30, 2006 and 2005 and $66,475, $53,836 and $157,147 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending September 30, 2006, respectively.

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

Amortization expense related to intellectual property was $15,050 and $15,050 for the three-month periods ended June 30, 2006 and 2005 and $45,150, $45,150 and $140,467 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending September 30, 2006, respectively.

The proprietary rights agreement between the Company and Fredric Maxik (the Company’s chief technology officer and the developer of the technology acquired by the Company), ensures that all intellectual property related to LED lighting created and/or developed by Maxik during his employment and for some period thereafter shall be assigned to the Company as well as precluding Maxik from competing with or providing services for entities in competition with the Company or that have technology similar to the Company for a period of time following his employment termination with the Company. This Agreement was recorded effective June 1, 2004, as part of the purchase price of Lighting Science, Inc. This asset is being amortized over three years, which is the period covered by the agreement.

Amortization expense related to the proprietary rights agreement was $88,583 and $88,583 for the three-month periods ended September 30, 2006 and 2005 and $265,749, $265,749 and $826,778 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending September 30, 2006, respectively.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match, Inc. (see Note 10). Match, Inc. (“Match”), an entity controlled by Ronald E. Lusk, the Company’s chairman and chief executive officer, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

Impairment
The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

Based upon its internal review as of September 30, 2005, the Company has determined that no impairment to the Company’s intangible assets has occurred since the date of the previous evaluation. The annual review for 2006 is currently in progress and will be completed during the fourth quarter of 2006.

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

Revenue is not recognized on the shipment of products to customers under shared savings programs. Under shared savings programs, the Company recognizes revenue over the useful life of the lights based on the agreed sharing of electricity savings. The lights shipped to customers under shared savings agreements are classified as property and equipment on the Company’s consolidated balance sheet and are depreciated over the estimated useful life of the lights.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $209,075 and $381,839 for the three-month periods ended September 30, 2006 and 2005 and $938,786, $856,330 and $2,069,825 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 through September 30, 2006, respectively, in the consolidated statements of operations.

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

NOTE 6: INVENTORY

At September 30, 2006, inventory is comprised of the following:

September 30, 2006
Deposits paid to contract manufacturers	$69,096
Raw materials and components	220,416
Work-in-process	32,412
Finished goods	166,000
$487,924

At September 30, 2006 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $141,000, which is netted against the balance of raw materials and components in the table above.

NOTE 7: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

September 30, 2006
Leasehold improvements	$5,526
Office furniture, fixtures and telephone equipment	91,096
Computer equipment	111,250
Test equipment	94,989
Tooling and molds	167,354
Total property and equipment	470,215
Accumulated depreciation	(124,422)
$345,793

At September 30, 2006, the Company has no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.

Intellectual property consists of the following:

September 30, 2006
Intellectual property	$1,204,000
Accumulated amortization	(140,467)
$1,063,533

Proprietary rights agreement consists of the following:

September 30, 2006
Proprietary rights agreement	$1,063,000
Accumulated amortization	(826,778)
$236,222

The estimated amortization expense for the next five fiscal years ended December 31 for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2006	$60,200	$354,333
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-

NOTE 8: LINE OF CREDIT

On June 29, 2006 the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. Amounts due under the line of credit will be guaranteed by a group of directors and shareholders of the Company (the “Guarantors”). The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At September 30, 2006, the Guarantors had provided guarantees for the entire $2,000,000 balance of the line of credit. The total amount of the line of credit drawn at September 30, 2006 was $1,253,804.

The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets.

As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. In September 2006, the Company issued 3,125,000 shares of common stock and 1,875,000 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share. and have a five year term. The fair value of the warrants issued to the Guarantors is $241,985. The value of the common stock issued to the Guarantors is $937,500. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the three months ended September 30, 2006, $105,392 was recognized as an expense in the Consolidated Statement of Operations.

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $24,760,,000 at September 30, 2006, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $648,000 and $540,000 for the three-month periods ended September 30, 2006 and 2005 and $1,560,000, $1,480,000 and $5,360,000 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period beginning September 26, 2003 and ending September 30, 2006, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(7,061,948) (Note 11) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($5,360,000 at September 30, 2006) will be recorded as a tax benefit in the statement of operations.

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

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. we owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $150,000 is recorded as follows:

September 30, 2006
Notes payable - related party - current portion	$68,750
Notes payable - related party - long-term portion	81,250
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

The trust agreed to defer any installment payments otherwise due to it during the period June 2006 through November 2006, until November 30, 2006. In return for the deferral of the installment payments, the Company has agreed to convert the note to an interest bearing note. Beginning November 30, 2006, the Company will make twenty-four monthly installment payments of $6,250 each. The note will bear interest at 10% beginning on July 15, 2006. Interest payments will be made on the note semi-annually, with the first payment due in December 2006.

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement of preferred stock (Note 11) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the May 2005 private placement.

On August 10, 2006, a director of the Company, advanced $30,000 to the Company.  The loan bears interest at Prime Rate plus 1%.  The loan matures November 8, 2006.

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

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685 and this amount was used to record the dividend as a charge to Deficit accumulated during the development stage on the consolidated balance sheet. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as an increase of the deficit in May 2005..

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

In the nine-month period ended September 30, 2006, 195,313 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At September 30, 2006, 2,065,653 shares of 6% Convertible Preferred Stock remained outstanding.

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

Initially, the warrants were exercisable at the election of the holder into a total of 6,782,889 shares of common stock at an initial exercise price of $0.96 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock . The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $0.50 per common share compared to the original conversion price of $0.80 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to 13,220,180 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $0.30 per common share from the current exercise price of $0.50 if the then current market price of the Company’s common stock (as defined in the agreement) was less than $0.50 per common share. If the conversion price of the currently outstanding 6% Convertible Preferred Stock was further adjusted to $0.30 per common share in December 2006, the total number of shares of common stock that may be required to be issued by the Company would increase from the current 13,220,180 common shares to 22,033,632. The Company has filed a registration statement with the Securities and Exchange Commission covering (i) the additional shares that may be required to be issued after the adjustment of the exercise price to $0.50 per common share, and (ii) the potential future adjustment of the exercise price to $0.30 per common share. The registration statement was declared effective on July 14, 2006.

On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the 6,782,889 outstanding warrants from $0.96 per common share to $0.30 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. Subsequent to the adjustment of the exercise price of the warrants, a holder of warrants exercised its warrants to purchase 23,438 common shares.

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $333,222 and $368,692 for the three-month periods ended September 30, 2006 and 2005 and $912,283, $562,949 and $1,839,960 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period from September 26, 2003 through September 30, 2006. The change in the fair value of the liability for derivative contracts totaled $(314,240) and $(1,666,335) for the three-month periods ended September 30, 2006 and 2005 and $(3,154,299), $(45,223) and $(7,061,948) for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period from September 26, 2003 through September 30, 2006 and has been credited to Other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of September 30, 2006 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.50
Fair Value of the Company’s Common Stock	$0.20	$0.20
Expected life in years	3.6	3.6
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.34%	5.34%
Calculated fair value per share	$0.10	$0.07

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

Issuance of Common Stock During the Quarter

During the three-month period ended September 30, 2006, the Company issued a total of 4,115,494 shares of its common stock. Of this amount, 3,125,000 common shares were issued to the Guarantors for providing guarantees of the line of credit negotiated by the Company, 190,180 common shares were issued as settlement of Directors Fees earned in the second quarter of 2006, 100,000 common shares were issued to an employee as a starting bonus and 265,852 common shares were issued to suppliers as settlement of their account balances.

During the quarter ended September 30, 2006, the Company issued 434,462 common shares as settlement of the dividends payable on the 6% Convertible Preferred Stock on August 10, 2006.

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

The Company issued 4,555,000 and 730,000 Incentive Stock Options to employees and directors during the nine- month period ended September 30, 2006 and the year ended December 31, 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. No additional stock options were issued in the three-month period ended September 30, 2006. Such options have a term of between three and five years. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

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

No options were issued during the three-month periods ended September 30, 2006 and 2005. The fair value of the options issued during the nine-months ended September 30, 2006 and 2005 and cumulatively for the period September 26, 2003 through September 30, 2006 totaled $897,850, $172,010 and $1,123,393 respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $118,310 and $59,691 for the three-month periods ended September 30, 2006 and 2005 was $680,110, $59,691 and $791,219 for the nine-month periods ended September 30, 2006 and 2005 and cumulatively for the period September 26, 2003 through September 30, 2006.

A summary of the option awards under the Company’s 2005 Plan as of September 30, 2006 and changes during the three-month period then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	5,185,000	$0.36
Granted	-	-
Exercised	-	-
Forfeited	(356,666)	($0.34)

Outstanding and exercisable, end of period	4,828,334	$0.36

Options vested at end of period	2,218,334	$0.34

Weighted average fair value of options granted during the three-month period ended September 30, 2006	-

At September 30, 2006, the average remaining term for outstanding stock options is 3.3 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of September 30, 2006, and changes during the three-month period then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,023,333	$0.35
Granted	-	-
Vested	(56,667)	($0.87)
Forfeited	(356,666)	($0.34)

Non-vested at end of period	2,610,000	$0.34

As of September 30, 2006, there was a total of $332,950 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended September 30, 2006, was $37,733. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

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

Warrants for the Purchase of Common Stock

At September 30, 2006, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
Line of Credit Guarantors (Note 8)	Financing guarantees	1,875,000	$0.30	September 22, 2011
6% Convertible Preferred stockholders (Note 11)	Private Placement	6,759,451	$0.30	May 10, 2010
Financial advisors (Note 11)	Private Placement	639,844	$1.50	May 10, 2010
Giuliani Capital Advisors	Advisory services	1,650,000	$0.60	Feb. 14, 2010
The Equity Group	Consulting services	750,000	$0.80	Feb. 10, 2010
Officers and Directors (Note 9)	Bridge Financing	476,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		12,550,295

At September 30, 2006, all warrants are fully vested.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for approximately $10,000 per month under a month to month agreement. The Company has leased space in Sunrise, Florida for its research and development activities through January 2007 for approximately $2,500 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

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

Executive Compensation

As of September 30, 2006, the Company was obligated under the terms of employment contracts for four of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $820,000 for 2006.

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

NOTE 14: SUBSEQUENT EVENTS

In October 2006, the Company notified the then current holders of its 6% Convertible Preferred Stock that it would settle the November 10, 2006 dividend payment on such preferred stock by issuing common shares in lieu of making a cash payment. As a result, the Company will issue approximately 335,000 new common shares as settlement of the dividend payable to holders of the 6% Convertible Preferred Stock in November 2006.

In October 2006, the Company entered into a consulting agreement with a shareholder for the shareholder to provide consulting services to the Company for a period of one year. The Company expects to issue 1,625,000 shares of common stock in settlement of the fees due under the agreement. The Company anticipates that the common stock will be issued before December 31, 2006.

ITEM 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations

Information contained in this quarterly report, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward looking statements.  Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and inherent risks and uncertainties.  For a detailed description of the factors that could cause actual results to differ materially from those expressed in any forward looking statement, please see "Risk Factors" in our Amended Registration Statement on Form POSAM filed September 12, 2006.

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

Our net loss attributable to common stock for the third quarter of 2006 was $(1,724,000) compared to the net loss attributable to common stock of $(305,000) recorded in the third quarter of 2005.  On a weighted average share basis, our net loss attributable to common stock for the third quarter of 2006 was $(0.03) per share compared to $(0.01) for the third quarter of 2005.  The increase in the net loss attributable to common stock for the third quarter of 2006 reflected a decrease in other income (expense) to $314,000 from other income (expense) of $1,661,000 in the third quarter of 2005.  Our net loss attributable to common stock in the first nine months of 2006 was $(2,922,000) compared to a net loss attributable to common stock of $(5,782,000) in the first nine months of 2005.  On a weighted average share basis our net loss attributable to common stock for the first nine months of 2006 was $(0.05) per share compared to a net loss attributable to common stock of  $(0.10)  per share in the first nine months of 2005. The decrease in net loss attributable to common stock in the first nine months of 2006 is primarily due to an increase in other income (expense) to $3,154,000 compared to an expense of $(704,000) in the first nine months of 2005.

Results of Operations

For the three and nine-month periods ended September 30, 2006, total revenues of $126,000 and $263,000, were higher than the comparable periods in 2005. The Company began offering products for sale during the second half of 2005 and had only nominal sales in prior periods. Revenues in the first nine months of 2006 have been generated mainly from the sale of garage lights, candles, flashlights and other bulbs.

Selling, general and administrative (“SG&A”) expenses for the three- and nine-month periods ended September 30, 2006 decreased by 15% and increased by 23%, respectively, from the comparable periods in 2005. The decrease in SG&A expenses in the three-month period ended September 30, 2006 is mainly due to the Company reducing its research and development activities to focus on customer testing, sales, marketing and production activities. The increase in SG&A expenses in the nine-month period is mainly due to increased selling costs, product development, product testing and marketing costs in 2006 as the Company began to deploy its products and continued to develop its distribution network. The Company also recorded a reserve against the carrying value of certain raw materials and components of approximately $85,000 in the nine-month period ended September 30, 2006 whereas no reserve was recorded in the corresponding period in 2005.

Compensation and related expenses increased by approximately $71,000 for the three-month period ended September 30, 2006 and by approximately $687,000 for the nine-month period ended September 30, 2006 compared to the respective comparable periods in 2005. The main reason for the increase in both periods was related to stock option expenses. The Company granted stock options to employees, directors and consultants in the fourth quarter of 2005 and in the first quarter of 2006. No stock option grants were made by the Company in the first nine months of 2005. The total amounts of the stock option expense recorded in the three-month period and the nine-month period ended September 30, 2006 was $118,000 and $680,000, respectively.

Professional fees decreased by approximately $290,000 in the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. The main reason for this decrease is that the Company had recorded expenses related to its filing of the initial registration statement for the common stock to be issued upon the conversion of the 6% Convertible Preferred Stock, the warrants issued to purchasers of the 6% Convertible Preferred Stock, and other common stock registered pursuant to lock-up agreements. The professional fees in the three-month period ended September 30, 2006 related mainly to the filing of patent applications and to costs associated with making its regular quarterly securities filings. Professional fees for the nine-month period ended September 30, 2006 were approximately $732,000 lower than for the same period in 2005, mainly due to no costs being incurred with respect to the sale of the 6% Convertible Preferred Stock in the current nine-month period and the initial registration statement for the resale by purchasers of the 6% Convertible Preferred Stock, and other common stock registered pursuant to lock-up agreements.

Directors’ fees increased to $260,000 in the three-month period ended September 30, 2006 from $75,000 in the three-month period ended September 30, 2005. The increase is related to the accrual of additional fees paid to directors for their participation on board committees. Total directors fees increased to $385,000 in the nine-month period ended September 30, 2005 from $225,000 for the nine-month period ended September 30, 2006. The increase is due mainly to the accrual of additional fees paid to directors in September 2006 for their participation on board committees.

Depreciation and amortization expense increased only slightly in each of the three-month and nine-month periods ended September 30, 2006 as compared to the similar periods in 2005, due to the increased depreciation expense related to capital assets acquired subsequent to September 2005.

Interest expense increased substantially in each of the three-month and nine-month periods ended September 30, 2006 compared to the respective comparable periods in 2005. In the three-month period ended September 30, 2006, approximately $152,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and shareholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with the Company’s bank in June 2006. The balance of the interest expense relates mainly to the interest expense paid on the balance of the line of credit that was drawn by the Company. In 2005, the Company had no significant interest bearing debt as all amounts previously borrowed from a group of officers and directors were either repaid from the proceeds of the issue of the 6% Convertible Preferred Stock or were converted to 6% Convertible Preferred Stock. For the nine-month period ended September 30, 2006, interest expense increased as the amount of the amortization of the guarantee fees and the interest payable on balances due under the line of credit exceeded the interest expense related to the director and officer loans during the same period in 2005.

Other net income (expense) decreased from an income of $1,688,000 in the three-month period ended September 30, 2005 to income of $143,000 in the three-month period ended September 30, 2006. The majority of this decrease is related to a lesser reduction in the value of the derivative instruments (preferred stock conversion rights and common share purchase warrants) related to the 6% Convertible Preferred Stock. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for common stock and current interest rates. For the nine-month period ended September 30, 2006, other income (expense) was income of $(1,687,000) compared to an expense of $733,000 in the same period in 2005. The income amount in 2006 is mainly due to the adjustment in the value of the derivative instruments related to the 6% Convertible Preferred Stock. The expense in the nine-month period ended September 30, 2005 is mainly due to the Company incurring expenses related to the issuance of the 6% Convertible Preferred Stock, partially offset by adjustments in the value of the derivative instruments related to the 6% Convertible Preferred Stock.

The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock increased significantly in the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. As the 6% Convertible Preferred Stock was only issued in May 2005, the accretion and accrued and paid dividends were recorded by the Company for a longer period in 2006, resulting in the higher expenses in 2006.

Liquidity and Capital Resources

Our current cash and investment balances together with revenues received from the sale of our products may be insufficient to meet our operating needs for the next twelve months. The actual amount of funds we will need will be determined by several factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the cost and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Potential sources of outside capital include entering strategic business relationships, bank borrowings, public or private sales of shares of our capital stock or debt or similar arrangements. We do not have any committed sources of outside capital at this time other than the line of credit obtained by us in June 2006. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that are acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next twelve months except for any expenditures required to produce production tooling and molds for use by our contract manufacturers. Additionally, the startup of product deliveries may require us to make additions to our operations and administrative management teams. However, such personnel additions are not expected to result in substantial increases in employee headcount.

In June 2006, the Company negotiated a $2.0 million line of credit with one of its banks. The line of credit is guaranteed by the Guarantors. At September 30, 2006, the Guarantors had provided guarantees for the entire $2,000,000 line of credit and $1,254,000 of the available line of credit had been drawn by the Company. The Company has used the proceeds drawn from the line of credit to fund product development, procure raw materials and components for the production of lights and pay corporate expenses. During the three-month period ended September 30, 2006, the Company also received a short-term loan from one of its directors. The loan bears interest at prime rate plus 1% and is repayable by the Company in November 2006.

In exchange for providing the guarantees, the Company issued 3,125,000 shares of common stock and 1,875,000 warrants for the purchase of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share and have a term of five years.

In June 2006, in conjunction with the negotiation of the line of credit and negotiations with the potential guarantors, the Company also negotiated a repricing of the conversion rights of the then outstanding 6% Convertible Preferred Stock and the exercise price of the warrants issued to purchasers of the 6% Convertible Preferred Stock. The conversion rights of the outstanding 6% Convertible Preferred Stock were repriced to $0.50 per common share from $0.80 per common share. The agreement provides for an additional adjustment of the conversion price to $0.30 per common share if the current market price of the common stock of the Company (as defined in the Waiver, Consent and Amendment Agreement) is less than $0.50 at December 31, 2006. To date the Company has issued approximately 782,000 common shares to 6% Convertible Preferred Stockholders who exercised their conversion rights. The Company receives no proceeds on the conversion of 6% Convertible Preferred Stock. The exercise price of the warrants was also adjusted to $0.30 per common share from $0.96 per common share. Subsequent to the adjustment of the exercise price, one holder exercised its warrants resulting in the issuance of 23,438 common shares and proceeds to the Company of approximately $7,000.

The Company pays dividends on its 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. The Company has the right to settle any dividend payment with the issuance of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred Stockholders. The Company paid a cash dividend of approximately $108,000 in February 2006. The Company issued 423,538 common shares to settle the May 2006 dividend and issued 434,462 common shares to settle the August 10, 2006 dividend. The Company expects that it will continue to issue dividends in the form of common stock for the balance of 2006 in order to maximize the total cash available to it to invest in its product and market development.

We have embarked upon an aggressive design and development program bringing our product to market. If, as management believes, we are successful in developing viable products, additional capital may be needed to fund the manufacturing process to generate finished goods. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources will be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations. If we are able to raise sufficient capital through a combination of these traditional lending sources, revenue from the sale of products and use of proceeds from the revolving line of credit discussed above, we believe that we will have sufficient capital to complete the commercialization of our products and reach a level of cash flow break-even.

Outlook

The Company anticipates that it will exit the development stage in the fourth quarter of 2006 as it increases its sales activities. As of November 1, 2006, the Company had substantially completed development and initial testing of a number of products.

During the seven-week period ended November 15, 2006, the Company expects to record sales of approximately $120,000 compared to total revenues of approximately $126,000 for the entire three-month period ended September 30, 2006. A significant portion of the estimated sales in the seven-week period resulted from shipments of bulbs in a range of sizes, including R-30’s, G-25’s, R-16’s, R-25’s, G-11’s and MR-16’s, and colors, including warm white, cool white and amber, that can be used in most standard lighting fixtures.

The Company continues to develop new products to expand its existing product lines. The Company is working with potential major customers to develop custom lighting solutions and several of these potential customers are currently beta testing lighting applications developed by the Company. These products will initially be developed for roll-out to a number of locations within the identified customer organization. During the fourth quarter of 2006, the Company expects to release additional bulbs for sale, including S-6’s, R-20’s, the IMMARK path light and Candelabra lights.

The Company expects to ship approximately 250 units of its Low Bay garage lights to customers in the seven-week period ended November 15, 2006. The Company continues to work with owners /operators of parking facilities and has initiated a number of beta tests in several garages in the United States.

The Company continues to expand the number of distribution channels through which it will sell products. Currently the Company sells products through lighting distributors, distributors that provide a range of supplies to specific industries, one retailer of energy efficient products and the Company’s own website.

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

On July 17, 2006, issued 100,000 shares to a new employee pursuant to his employment agreement.

On August 18, 2006 the Company issued 190,180 shares of common stock in a private placement to its five outside directors as compensation for services rendered during the three-month period ended September 30, 2006.

On August 18, 2006, the Company issued 38,074 shares of common stock in a private placement to a supplier to settle its account with the supplier.

On August 25, 2006, the Company issued 27,778 shares of common stock in a private placement to a supplier to settle its account with the supplier.

On September 18, 2006, the Company issued 3,125,000 shares of common stock in a private placement to the Guarantors as compensation for providing guarantees of the line of credit that was negotiated by the Company.

On September 22, 2006, the Company issued 1,875,000 warrants for the purchase of common stock to the Guarantors as compensation for providing guarantees of the line of credit negotiated by the Company. The warrants have an exercise price of $0.30 per common share and have a term of five years.

On September 20, 2006, the Company issued 200,000 shares of common stock in a private placement to a supplier for the payment of rent for the three-month period ended December 31, 2006.

On October 4, 2006, the Company issued 26,710 shares of common stock in a private placement to a supplier to settle its account with the supplier.

On October 6, 2006, the Company issued 1,132,740 shares of common stock to its five outside directors and its chief executive officer in a private placement as compensation for services rendered during the three-month period ended September 30, 2006 and for participation with certain committees of the board of directors throughout the year ended December 31, 2005 and the nine-months ended September 30, 2006.

On October 31, 2006, the Company issued 93,942 shares of common stock in a private placement to three suppliers to settle its accounts with the individual suppliers.

On October 31, 2006, the Company issued 90,000 shares of common stock in a private placement to five employees as incentive compensation.

Item 3: Default upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

On October 19, 2006, the Company issued a notice to the holders of its 6% Convertible Preferred Stock that it would settle the November 10, 2006 6% Convertible Preferred Stock dividend by issuing common stock. The number of shares of common stock to be issued will be calculated based on a 15% discount to the market price, such market price to be calculated based on the volume weighted average price for the ten trading days preceding November 10, 2006. The Company estimates that a total of approximately 335,000 shares of common stock will be issued in settlement of the November 10, 2006 dividend. This common stock will be issued subsequent to the filing of this Form 10-QSB. The amount of the dividend that would otherwise be paid to the holders of the 6% Convertible Preferred Stock is approximately $99,000.

On August 24, 2006, the Company issued 434,462 shares of common stock in settlement of the August 10, 2006 dividend on its 6% Convertible Preferred Stock. These shares of common stock have been registered with the Securities and Exchange Commission and are freely tradable.

On October 6, 2006, the Company entered an agreement with Mr. Phil Lacerte, whereby Mr. Lacerte would provide certain sales, product marketing, business development and other services to the Company. The Company agreed to issue 1,625,000 shares of common stock to Mr. Lacerte for the fees under the agreement. The Company expects to issue these shares of common stock in the three-month period ended December 31, 2006.

.

Item 6: Exhibits
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
3.1 ***	Amended and Restated Articles of Incorporation of the Lighting Science Group Corporation (incorporated herein by reference)

3.2	Amended and Restated By-Laws of Lighting Science Group Corporation (incorporated herein by reference)

31.1*	Rule 13a-14 Certification dated November 14, 2006 by Ronald E. Lusk, Chief Executive Officer

31.2*	Rule 13a-14 Certification dated November 14, 2006 by Stephen A. Hamilton, Chief Financial Officer.

32.1**	Section 1350 Certification dated November 14,, 2006 by Ronald E. Lusk, Chief Executive Officer.

32.2**	Section 1350 Certification dated November 14, 2006 by Stephen A. Hamilton, Chief Financial Officer.

99.1 (1)	Risk Factors (incorporated herein by reference)

99.2 (2)	Loan Agreement (incorporated herein by reference)

99.3 (3)	Revolving Promissory Note (incorporated herein by reference)

99.4 (4)	Pledge and Security Agreement (incorporated herein by reference)

99.5 (5)	Agreement to Provide Consulting Services (incorporated herein by reference)

99.6 (6)	Form of Waiver, Consent, and Amendment Agreement (incorporated herein by reference)

* Filed herewith.
** Furnished herewith.
*** Incorporated herein by reference to Form SB-2/A filed July 12, 2006 - File No. 333-126530
(1) Incorporated herein by reference to "Risk Factor" beginning on page 5 of Form SB-2/A filed July 12, 2006 - File No. 333-126530
(2) Incorporated herein by reference to Form 8-K filed June 29, 2006, exhibit 10.1, titled Loan Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.
(3) Incorporated herein by reference to Form 8-K filed June 29, 2006, exhibit 10.2, titled Revolving Promissory Note dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.
(4) Incorporated herein by reference to Form 8-K filed June 29, 2006, exhibit 10.2, titled Pledge and Security Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.
(5) Incorporated herein by reference to Form 8-K filed October 6, 2006, exhibit 99.1, Agreement to Provide Consulting Services dated as of October 6, 2006 between Lighting Science Group Corporation and Philip R. Lacerte.
(6) Incorporated herein by reference to Form 8-K filed June 12, 2006, exhibit 10.1, titled Form of Waiver, Consent, and Amendment Agreement dated as of June 6, 2006 by and between Lighting Science Group Corporation and a holder of shares of Lighting Science Group’s 6% Convertible Preferred Stock and/or a warrant or warrants to purchase shares of the Lighting Science Group’s Common Stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: November 14, 2006	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: November 14, 2006	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer