Form 10KSB
period 2006-12-31
LIGHTING SCIENCE GROUP CORP
filed 2007-04-03
CIK 866970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-20354

LIGHTING SCIENCE GROUP CORPORATION
(Name of small business issuer in its charter)

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

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X_ YES __ ___ NO

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)            YES     X     NO

Total revenue for the year ended December 31, 2006 was $436,172.

As of March 26, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was $26.0 million based upon the closing price of $0.33 on March 26, 2007.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. X_ YES __ ___ NO

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 78,758,967 at March 19, 2007.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS
General Overview
Business Overview
Corporate Developments / Significant Transactions
Sources of Revenue
Employees
Forward-Looking Statements
Risk Factors
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Unregistered Issuances of of Common Stock and Other Securities during the Year
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

We are a Delaware corporation incorporated in 1988. On June 1, 2004, we acquired 100% of the outstanding common stock of Lighting Science, Inc., a corporation that developed and owned certain intellectual property related to the design, development and power management of lighting products utilizing light emitting diodes (LEDs) as a source of light. On December 23, 2004, The Phoenix Group Corporation, our predecessor entity, announced its decision to change its name to Lighting Science Group Corporation by means of a merger with its wholly-owned subsidiary, Lighting Science, Inc. We began conducting our operations under the name Lighting Science Group Corporation on January 1, 2005.

Business Overview

Products

Flashlights - Our flashlight is currently available on the website of the Home Depot. We are aggressively marketing this product to other retailers as well as through distributors.

Cabinet Lighting - We market cabinet and display case lighting products to potential users in the retail, hotel and recreation industries.

Floodlights - We market these lights through lighting distributors and on a direct basis in certain industries. The Company currently is selling lights in a number of form factors including R-16, MR-16, R-20, R-25, R-30, G-11 and S-6.

Parking Garage Lighting - We have established direct contact with major parking garage operators across the country and these parking garage lights are available for outright sales, as well as under the Shared Savings Program. We have an agreement with Philips Solid State Lighting to market and distribute our lowbay lighting fixtures under the Philips brand name. In conjunction therewith, we have formed an alliance with Amtech Lighting Services to market our parking garage lights and fixtures to facilities that Amtech services.

Outdoor Lighting - We expect to make streetlights available under our Shared Savings Program either directly or pursuant to our Energy Service Company partners.

New Products Released in 2006

In 2006, we made considerable progress with regards to research and development, and in early 2007 were granted our eighth, ninth and tenth U.S. patents for Optimized Digital Lighting® (ODL®) technologies. We have also used our research and development efforts to improve upon our existing products, and recently the Florida Fish and Wildlife Conservation Commission certified our LED R30 Amber Flood Light as wildlife-friendly lighting.

New products introduced in 2006 include:

A New R30 Floodlight

We unveiled an LED R30 floodlight that provides the equivalent light output of a 65 watt incandescent bulb but uses 80% less energy and has a lifetime that is up to 20 times longer. The new floodlight, powered by ODL technology, is designed for use both indoors and outdoors, in recessed cans and other applications that require a standard screw base socket.

New LED-Based MR-16 and R-30 Lamps

We collaborated with OSRAM Opto Semiconductors to release our new LED-based MR-16 and R-30 lamps. These new energy-efficient lamps offer a direct alternative to the highly popular MR-16, or metalized reflector halogen lamp, and the standard R-30 incandescent and PAR-30 halogen lamps currently used in the marketplace.

New Initial Orders and Strategic Relationships

We also established key relationships in 2006, including an agreement with OSRAM Opto Semiconductors, one of the world's leaders in LED technology, to utilize their OSTAR lighting product in our LED-based R-16 compact floodlights for use in the estimated multi-billion dollar industrial, commercial and consumer markets.

We received during 2006 initial orders from Comercializadora PalaBar de Mexico, S. de R.L, a distributor located in Mexicali, Mexico, and Super Vision International, Inc., a world leader in solid-state LED and fiber optic lighting systems. Comercializadora PalaBar de Mexico, S. de R.L, placed an initial purchase order for more than 1,000 LED bulbs and fixtures, including our R30, R25, R16, MR16 bulbs and lowbay fixtures. This initial order provided the PalaBar de Mexico sales force with samples and inventory to be immediately showcased and installed at a number of businesses throughout Mexico.

We also commenced during 2006 a strategic OEM relationship with Super Vision International. Super Vision placed an initial order for our suite of LED lighting products to be sold under Super Vision’s new SaVi™LED brand. Super Vision sells systems and controls primarily to the commercial, architectural, signage, swimming pool and retail lighting industries.

Sales and Distribution

We sell our ODL products through traditional commercial and retail distribution channels and on a direct basis. Currently, we sell products through lighting and electrical distributors, parking garage operators, distributors in the spa, hospitality and leisure sectors, retailers of energy efficient products and the Company’s own website. The Company intends to continue to expand the number of distribution channels through which it will sell products.

New Distribution Agreements in 2006

We have seen an increase in new orders in 2006, a direct result of our aggressive efforts to establish additional distribution relationships. We have also made considerable progress in seeking and establishing new distributors for our lighting products, and are pleased with the responses that we have received. The new distribution agreements enable us to expand our reach within both the commercial and retail spaces, and eventually should improve the predictability of our revenue stream. We believe the relationships forged have been mutually beneficial, and we continue to actively explore opportunities to sell our products through a variety of channels. We believe our lighting technology will drive a paradigm shift in the white LED, general illumination market.

New distribution agreements entered into during 2006 include:

New Agreement in Asia, Australia, and New Zealand

We entered into an agreement with OptiLED Holdings Co. Ltd. for distribution of our ODL lowbay lighting fixtures in the People’s Republic of China (including the Hong Kong and Macau special administrative regions), Taiwan, Japan, Korea, Australia, and New Zealand. The Company made its first shipments of lowbay fixtures to OptiLED in December 2006 and January 2007.

Melcher Enterprises Distribution Agreement

We entered into a distribution agreement with Melcher Enterprises, a Nevada-based distribution company, to distribute our high efficiency, LED lighting fixtures and bulbs based on our ODL technology. Melcher opened a showroom in Las Vegas, Nevada to display our new lowbay lighting fixture, R-30 floodlight, MR-16 bulb and certain other LED products.

Exclusive Agreement with Universal Companies for LED Votive Candle Distribution

We entered into a distribution agreement with Universal Companies Inc., which represents that it is the leading single source supplier to the spa industry in North America. Universal is distributing our LED votive candles to its customers in the spa industry on an exclusive basis. Universal supplies spa products to over 45,000 customers in the U.S., Canada and Mexico. Products are sold through its direct mail catalogues and account executives who directly market to some of the largest spas in the United States.

Agreement with Energy Efficiency Retailer Current Energy

Current Energy is presently retailing our R-30, flame tip bulbs and flashlights, all designed with our ODL technology. In addition, Current Energy is offering our LED votive candle sets.

New Installations in 2006

Merrill Lynch Shared Savings Program Installation of Parking Garage Lighting Fixtures

Following an extensive beta test, Merrill Lynch & Co. Inc. entered an agreement to become the first shared savings customer for Optimized Digital Lighting ODL lowbay lighting fixtures for installation in one of the garages at Merrill Lynch’s Pennington, NJ corporate campus. Subsequent to entering the shared savings agreement, the Company’s interest in the shared savings agreement was purchased by a third party.

AAA Container and Amtech Lighting Services Factory Installation of ODL Fixtures

AAA Containers, Inc. and Amtech Lighting Services, an ABM Industries Incorporated subsidiary, installed our proprietary lowbay lighting fixtures in AAA’s manufacturing facility in Cerritos, California. The newly installed LED lighting replaced existing incandescent and fluorescent fixtures over a key manufacturing line in the factory.

The City Of Raleigh, North Carolina

The City of Raleigh, North Carolina has purchased and installed 141 Optimized Digital Lighting ODL lowbay fixtures for use in the Raleigh municipal parking deck as part of a joint project with CREE, Inc., a leading LED semiconductor company. Amtech Lighting Services, a subsidiary of ABM industries, performed the installation of the lowbay LED lights.

Operations

In order to minimize our investment in plant and equipment and enable us to focus on research and development, our manufacturing strategy is to outsource the manufacture of our Optimized Digital Lighting products, and, therefore, we do not own or operate a manufacturing facility. We currently partner with a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs, which we procure directly), amd provide all necessary facilities and labor to manufacture our products.

We currently have multiple sources of supply for the LEDs used in the assembly of our lighting products. We currently buy LEDs from two domestic manufacturers and two foreign manufacturers. We are confident that all suppliers currently have adequate capacity to provide sufficient quantities of LEDs to meet our forecasted needs. Our lighting products incorporate a proprietary power supply module. These modules are fabricated by two manufacturers, each of which we believe has adequate capacity to produce estimated quantities of power modules to meet our forecasted needs. One domestic supplier and several foreign suppliers provide microelectronic components for the various lighting products. We have no sole source supply for any of the assemblies required for the manufacture of our lighting products.

Corporate Developments and Significant Transactions

Director Loans to Lighting Science Group; Issuance of Warrants to Directors

On March 30, 2005, certain individual members of our board of directors and members of senior management agreed to loan Lighting Science Group an aggregate of $340,000 on a short-term basis pursuant to the terms of promissory notes from Lighting Science Group and in favor of each of the individual lenders. The members of the board and senior management who agreed to loan us funds and the amounts loaned by each individual are as follows: John A. Collingwood - $100,000, Ronald E. Lusk - $30,000, Stan T. Waldrop - $30,000, Philip R. Lacerte - $30,000, Robert E. Bachman (through USGT Investors L.P.) - $30,000, Donald R. Harkleroad (through the Bristol Company) - $30,000, Robert L. Woodson, III - $30,000, Daryl N. Snadon - $30,000, and Fredric S. Maxik (through the Phibian S Trust) - $30,000. Mr. Lusk loaned Lighting Science Group an additional $15,000 on April 29, 2005 and $5,000 on May 2, 2005. Mr. Snadon loaned us an additional $100,000 on May 3, 2005 and Mr. Harkleroad loaned us an additional $16,000 on May 6, 2005. The board members and officers who loaned Lighting Science Group funds in this transaction are collectively referred to as the Lenders. Proceeds from each of the loans were used to fund our continuing operating expenses, including salaries, legal and accounting fees, and for working capital purposes and other costs and expenses. Pursuant to the terms of the notes issued by us to each Lender, we have: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued a warrant to each Lender for the purchase of 30,000 shares of our common stock (or 100,000 shares in the case of Mr. Collingwood, 130,000 shares in the case of Mr. Snadon, 46,000 shares in the case of Mr. Harkleroad and 50,000 shares in the case of Mr. Lusk) for a total of 476,000 shares. The principal and interest due on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to 6% Convertible Preferred Stock.

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

On December 29, 2006, the Company offered to adjust the exercise price of the warrants issued to the Lenders. The Company agreed to adjust the exercise price of the warrants to provide for an exercise price of $0.30 per share contingent upon the Lenders exercising such warrants on or before February 15, 2007. The exercise price will remain at $1.50 for warrants that were not exercised. As of March 19, 2007 warrants for 316,000 of such shares were exercised at the adjusted price of $0.30 per share.

Guarantors of Line of Credit

On June 29, 2006, the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. Amounts due under the line of credit are guaranteed by the Guarantors. The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the Guarantors at that time. At various times between December 2006 and March 2007, the Company amended the line of credit to increase the amount available thereunder to up to $2,500,000. At March 19, 2007, Guarantors had provided guarantees for the entire $2,500,000 balance of the line of credit. The Company also entered into agreements to lease equipment in March 2007. The total value of the leased equipment is up to $150,000. At March 19, 2007, Guarantors had provided guarantees for the entire amount of the leases.

The Guarantors of the initial $2,000,000 line of credit include the following directors, officers and stockholders who have been issued the respective number of shares of common stock and warrants to purchase common stock:

Name of Guarantor	Position	Total Value of Debt Guaranteed	Shares Underlying Warrants/Common Shares Issued
USGT Investors LP	Director(1)	$150,000	525,000
Daryl Snadon	Director	200,000	700,000
John Collingwood	Director	200,000	700,000
Ron Lusk	Chief Executive Officer	50,000	175,000
Jerome Hill		100,000	350,000
George Parker Young		50,000	175,000
Phil Lacerte		1,250,000	2,375,000

		$2,000,000	5,000,000

(1)	Mr. Bachman is the controlling shareholder of the sole corporate general partner of USGT Investors, L.P.

The warrants and shares of common stock listed in the table above were issued to the Guarantors during the third quarter of 2006. The warrants have an exercise price of $0.30 per share of common stock and a term of five years.

In the first quarter of 2007, the Company issued warrants to the following Guarantors as consideration for providing additional guarantees enabling the Company to obtain the additional amount available under its line of credit and under the guaranteed leases:

Name	Position	Amount of Guarantees Provided	# of Shares Underlying Warrants Issued

Phil Lacerte		$65,000	65,000
Daryl Snadon	Director	$50,000	50,000
Edward Hawes		$50,000	50,000
USGT Investors, LP (1)	Director	$37,500	37,500
Baron Cass		$48,750	48,750
Paul Schlosberg		$48,750	48,750
		$300,000	300,000

(1)	Mr. Bachman is the controlling shareholder of the sole corporate general partner of USGT Investors, L.P.

The warrants listed in the table above have an exercise price of $0.30 per share and have a term of five years.

As of March 19, 2007, Guarantees for an additional $350,000 of the amended line of credit and equipment leases had been received from the Guarantors. The Company anticipates it will execute warrant agreements for the purchase of 350,000 shares of common stock with the Guarantors in the second quarter of 2007. The warrants will have an exercise price of $0.30 per share and a term of five years.

March 2007 Private Placement

On March 9, 2007, the Company completed a private placement with a group of accredited investors whereby the Company received gross proceeds of $4.0 million. The Company issued approximately 13.3 million shares of common stock to the investor group at $0.30 per share along with warrants for the purchase of approximately 10.0 million shares of common stock The warrants have an exercise price of $0.35 per share and have a term of five years.

The Company also issued warrants for the purchase of approximately 13.3 million equity units. Each equity unit is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The equity units are exercisable at any time up to the 90th trading day subsequent to the effective date of a registration statement the Company is required to file within 45 days of the closing of the transaction. The exercise price of the equity units is $0.30 per unit. When the warrants for the units are exercised, the additional warrants for the purchase of common stock will have an exercise price of $0.35 per share and will have a term of five years from the date of issuance.

The net cash proceeds from the private placement are expected to be used for working capital and other general corporate purposes, including retiring the balance due under our line of credit.

Sources of Revenue

During 2006, the Company recorded net revenue of $436,172, which was generated from the sale of the Company’s lighting products. Net revenue in 2006 was primarily related to sales of lowbay fixtures, R-series floodlights and candle sets.

Employees

As of March 19, 2007, we had 13 full-time employees. We believe that our relationship with our employees is good. None of our employees is represented by an employee union.

Forward-Looking Statements

THIS FORM 10-KSB INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LIGHTING SCIENCE GROUP. WHEN USED HEREIN, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO LIGHTING SCIENCE GROUP OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. MOREOVER SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING BUT NOT LIMITED TO, THE FACTORS DISCUSSED IN THIS FORM 10-KSB UNDER THE HEADING “RISK FACTORS”. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE HEREOF AND WE DISCLAIM ANY RESPONSIBILITY TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS.

Risk Factors

Because we have a limited amount of revenues and a history of losses, we may be unable to continue operations unless we can generate sufficient operating income by completing development of, and successfully marketing of, our products.

Since we emerged from bankruptcy on September 26, 2003, we have sustained operating losses. For the years ended December 31, 2006 and 2005, we had limited revenues of $436,172 and $72,564, respectively, and as of December 31, 2006 and 2005, we had an accumulated deficit of $21,561,652 and $10,159,116, respectively. We expect to begin generating more revenues from the sale of our products during 2007. Our ability to generate revenue is, however, dependent on receiving purchase commitments from new customers as well as the timing that such purchase commitments, if any, are received.

It is difficult to evaluate the likelihood that we will achieve or maintain profitability in the future.

We have recently made the transition from a development stage company to one that is focusing on sales and growth in the lighting industry marketplace. Accordingly, we have not yet achieved profitability on an annual basis. As we concentrate on sales and growth and commercializing our products, our limited operating history makes an evaluation of our future prospects difficult. If we do not achieve sufficient growth in our revenues or achieve and sustain profitability in the future, we will be unable to continue operations.

If we are unable to obtain outside sufficient capital when needed, our business and future prospects will or could be adversely affected and we could be forced to suspend or discontinue operations.

Although we believe our current cash balances together with revenues received from the sale of our products, the proceeds of draws against our $2,500,000 line of credit and amounts available under our working capital facility will be sufficient to meet our operating needs during 2007, the actual amount of funds that we will need will be determined by many factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the costs and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Potential sources of outside capital include entering strategic business relationships, bank borrowings, public or private sales of shares of our capital stock or debt or other similar arrangements. We do not have any committed sources of outside capital at this time other than the line of credit recently obtained by us and the working capital facility. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

If our optimized digital lighting technology does not achieve market acceptance, prospects for our growth and profitability may be limited.

Our future success depends on market acceptance of our Optimized Digital Lighting technology. Potential customers may be reluctant to adopt solid-state lighting as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other lighting sources available in the market. If acceptance of solid-state lighting in general, and of our ODL lighting systems in particular, does not continue to grow within the high performance lighting markets that we may serve directly, and in the markets that we intend to serve through future customers, then opportunities to increase our revenues and operate profitably may be limited.

Our long-term business strategy includes penetration of the general lighting market with our ODL and other lighting products. Failure to obtain and incorporate into our products, on a timely basis, LEDs having satisfactory performance, quality and cost characteristics could delay our planned introduction of our products, or reduce the attractiveness to potential customers of our products that incorporate LEDs. In addition, the characteristics of our Optimized Digital Lighting technology that we believe are desired by customers in the high performance color lighting markets that we currently serve may not provide us with competitive advantages in the general lighting market. For example, end users in the general lighting market may not require the complex, dynamic lighting effects or sophisticated digital control that our systems provide. Similarly, if LED manufacturers are able to develop single LEDs that produce light of acceptable consistency and color, our color temperature control technologies may be of less importance in the general lighting market than in the high performance color lighting market.

Because we rely upon Ronald E. Lusk and other key personnel, a loss of any key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued service of Ronald E. Lusk and other key personnel. The loss of Mr. Lusk, the CEO, or other key personnel could prevent or significantly delay the achievement of our goals. We have employment agreements with Ronald E. Lusk, Fredric S. Maxik, and K. Shane Hartman. We maintain a key man life insurance policy with respect to Fredric S. Maxik. If any of these persons were to leave us, it could delay implementation of our business plan and marketing efforts. If we continue to grow, we will need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. Our efforts to obtain or retain such personnel may not be successful.

If critical components that we currently purchase from our suppliers become unavailable, we may incur delays in shipment which could damage our business.

We depend on our suppliers for certain components critical to the manufacture of our solid-state lighting systems. For certain types of LEDs used in our lighting systems, we currently have a limited number of suppliers. We depend on our vendors to supply critical components in adequate quantities and consistent quality and at reasonable costs. Finding a suitable alternate supply of required components and obtaining them in needed quantities may be a time-consuming process and there can be no assurance that an adequate alternative source of supply could be found at an acceptable cost.

We could experience shortages of standard electronic components as well as custom components specific to our products. If our suppliers are unable to meet our demand for critical components at reasonable costs, and if we are unable to obtain an alternative source or the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products will or could be harmed. Because we generally rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to obtain components in adequate quantities and at acceptable prices in the longer term. If we are unable to obtain components in adequate quantities, we may incur delays in shipment or be unable to meet demand for our products which could harm our revenues and damage our reputation and our relationships with customers and prospective customers.

The principal raw materials used in the manufacture of our LED components and sensor assemblies are silicon wafers, gold wire, lead frames, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. Any significant interruption in the supply of these raw materials could have a material adverse effect upon us.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenues and reputation in the marketplace could be harmed.

We outsource substantially all of the manufacture and assembly of our products, and do not own or operate a manufacturing facility. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world. These manufacturers supply all necessary raw materials (other than certain critical components such as LEDs, which we procure directly), provide all necessary facilities and labor to manufacture our products, and stock and arrange for transport of our finished goods, generally by ship, to our distributors and customers. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production may be a costly and time-consuming process. Therefore, we may be unable to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs; and

•	risk of loss of inventory while in transit.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

If we are unable to increase production capacity for our products in a timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business strategy is the expansion of production capacity for our products. We plan to increase production capacity by adding new contract manufacturers and by expanding capacity with our existing contract manufacturers. Our ability to successfully increase production capacity will depend on a number of factors, including the following:

•	identification and availability of appropriate and affordable contract manufacturers;

•	ability of our current contract manufacturers to allocate more existing capacity to us or their ability to add new capacity quickly;

•	availability of critical components used in the manufacture of our products;

•	establishment of adequate management information systems, financial controls and supply chain management and quality control procedures; and

•	ability of our future contract manufacturers to implement our manufacturing processes.

If we are unable to increase production capacity for our products in a timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and damage our reputation and our relationships with customers and prospective customers.

If we are not able to compete effectively against larger lighting manufacturers with greater resources, our prospects for future success will be jeopardized.

In the high performance lighting markets in which we plan to sell our Optimized Digital Lighting and other LED lighting systems, and in the licensing markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more solid-state lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.

Additionally, to the extent that we seek to introduce Optimized Digital Lighting products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of solid-state lighting systems than we have. We will also be competing with domestic and international manufacturers of lighting components of various sizes and resources. We may be unable to compete successfully in such markets against these or future competitors.

In each of our markets, we anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that do not infringe upon our patents.

Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenues and profitability, and our future prospects for success may be harmed.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our anticipated growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. For example, we may need to implement new modules of our management information system, hire and train new sales representatives and expand our supply chain management and quality control operations. Additionally, we may need to make additions to our operations and administrative management teams. If we are unable to manage our growth effectively, we may be unable to operate profitability and we may not be able to effectively pursue our business plan.

We have limited experience conducting operations internationally, which may make expansion more difficult and costly than we expect and adversely affect our revenue growth and profitability.

We currently outsource the manufacture of our products to international facilities. To the extent that we continue to outsource to international locations, we are exposed to differing laws, regulations and business cultures than what we experience domestically that may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with manufacturers, shippers and distributors that attempt to minimize these risks, such agreements may not be honored and we may not be able to adequately protect our interests.

We intend to continue outsourcing the manufacture of our products internationally for the foreseeable future. There are many barriers and risks to operating successfully in the international marketplace, including the following:

•	intellectual property protection risks;

•	foreign currency risks;

•	dependence on foreign manufacturers, shippers and distributors;

•	compliance with multiple, conflicting and changing governmental laws and regulations; and

•	import and export restrictions and tariffs.

If we are not able to successfully deliver our products and services to our anticipated markets in a timely and cost-effective manner, our revenue growth and profitability may be adversely affected.

Our products could contain defects that could reduce sales or result in claims against us.

Despite testing by us and our customers, defects could be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Risks Related To Intellectual Property

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.

To be successful, we must keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. For example, if new solid-state lighting devices are introduced that can be controlled by methods not covered by our proprietary technology, or if effective new sources of light other than solid-state devices are discovered, our current products and technology could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We have filed thirty (34) patent applications. From these applications, ten (10) patents have been issued, two (2) have been approved and are awaiting patent issuance, sixteen (16) are currently pending approval, and six (6) are no longer active. Any patent applications filed by us, or by others under which we have rights, may not result in patents being issued in the United States or foreign countries. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. Our ODL technology may inadvertently infringe on patents or rights owned by others or licenses which might not be available to us. We may not be able to afford the legal costs associated with defending or enforcing any of our patents.

In some cases, we may rely on trade secrets to protect our innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, disputes might arise as to the proprietary rights to such information that may not be resolved in our favor.

If we are unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Litigation of intellectual property rights can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of our management and key technical personnel, which could severely harm our business. Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business.

ITEM 2. DESCRIPTION OF PROPERTY

We sublease office space in Dallas, Texas for $10,000 per month under a month-to-month agreement. We have leased space in Satellite Beach, Florida for our research and development and assembly activities through February 2009 for approximately $4,000 per month. We also lease office space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this annual report, there is no pending litigation against us. To our knowledge, there is not any threatened legal action in connection with our activities, other than the following items:

In February 2007, we received a letter from another corporate entity, alleging that our corporate name infringes rights of that other entity. We dispute these allegations.

In March 2007, we received a letter from another unrelated corporate entity, alleging that certain of our products infringe U.S. patents owned by the other entity. One of our customers received a similar letter, relating to certain products that the customer purchases from us and then resells. We are currently investigating these allegations to assess whether or not any of the allegations could have merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on December 21, 2006. The following matters were voted on by our shareholders at the Annual Meeting:

1.	The following directors were elected to serve for one-year terms ending in the year 2007 with the following number of shareholder votes being cast:

Nominee	Shareholder Votes For	Shareholder Votes Against	Abstentions and Votes Withheld
Robert Bachman	55,567,788	241,823	-
John Collingwood	55,567,719	241,892	-
Donald Harkleroad	55,566,850	243,761	-
Ronald Lusk	55,622,939	186,672	-
Frederic Maxik	55,467,856	341,755	-
Daryl Snadon	55,567,856	241,755	-
Robert Warshauer	55,414,038	395,573	-
Robert Woodson III	55,436,606	373,005	-

All nominees for director were elected.

The other proposals that were voted on by stockholders, and the results of the stockholder vote are as follows:

Proposal	Votes For	Votes Against	Broker Non-Votes / Abstained
2. Ratification of the appointment of Turner, Stone & Company, L.L.P. as independent auditors of our Company, for the fiscal year ending December 31, 2006	55,680,306	3,379	125,926
3. Approval of an amendment to the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan, to reserve an additional 5,000,000 shares of our common stock for issuance thereunder	35,726,597	1,547,196	18,535,818
4. Approval of an amendment to the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan to increase the per person award limitations in a fiscal year from 500,000 shares of common stock to 2,000,000 shares of common stock	34,820,756	2,263,703	18,725,152
5. Ratification of the grant of 2,000,000 stock options to Robert Warshauer	35,505,179	1,573,267	18,731,165

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, which is a quotation service administered by the National Association of Securities Dealers. Our trading symbol on the OTC Bulletin Board is “LSGP.OB.”

Because the OTC Bulletin Board is a limited and sporadic trading market, there may be no established trading market for our common stock. The following table sets forth the range of high and low bid information for our common stock as reported on the OTC Bulletin Board for the last two fiscal years. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
	HIGH	LOW
2006
Fourth Quarter	0.45	0.17
Third Quarter	0.32	0.15
Second Quarter	0.48	0.22
First Quarter	0.65	0.29
2005
Fourth Quarter	0.90	0.24
Third Quarter	1.65	0.73
Second Quarter	1.65	0.73
First Quarter	2.08	1.45

There are approximately 1,250 holders of our common stock. We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future. Therefore, any return on your investment would come only from an increase in the value of the stock.

Unregistered Issuance of Common Stock and Other Securities during the Year

The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

•
On February 21, 2006 the company granted common stock options to its directors. The total number of stock options granted was 1,800,000. The options have an exercise price of $0.32 per share. One-third of the options vested when granted and the balance of the options vest over a period two years. The options have a term of five years.

•
On February 21, 2006 the company granted common stock options to its directors, officers and employees. The total number of stock options granted was 705,000. The options have an exercise price of $0.32 per share. One-third of the options vested when granted and the balance of the options vest over a period two years. The options have a term of three years

•	On February 23, 2006, the Company issued 100,000 shares of its common stock in a private placement to a consultant in conjunction with his consulting agreement.
•
On February 28, 2006 the Company granted an employee 50,000 common stock options. The options have an exercise price of $0.29 per share. One-third of the options vested when granted and the balance of the options vest over a period of two years. The term of the options is three years.

•
On March 3, 2006, the Company issued a warrant for the purchase of 400,000 shares of its common stock to ABM Industries, Inc. (“ABM”) in conjunction with a marketing agreement with ABM. The warrants have an exercise price of $0.40 per share and can be exercised at any time after the date of issuance through the second anniversary date of the issuance.

•
On March 9, 2006, the Company granted its newly appointed President 2,000,000 common stock options. The options have an exercise price of $0.30 per share. One-half of the options vested when granted and the balance of the options vest over a three-year period. The term of the options is five years.

•
On April 19, the Company issued 149,570 shares of common stock in a private placement to its five outside directors as compensation for services rendered during the three-month period ended March 31, 2006.

•	On June 15, 2006, the Company issued 74,903 shares of common stock in a private placement to two suppliers to settle its accounts with the suppliers.
•	On June 19, 2006, the Company issued 59,706 shares of common stock to a supplier in a private placement in settlement of its account with the supplier.
•	On July 17, 2006, the Company issued in a private placement 100,000 shares to a new employee pursuant to his employment agreement.
•
On August 18, 2006 the Company issued 190,180 shares of common stock in a private placement to its five outside directors as compensation for services rendered during the three-month period ended September 30, 2006.

•	On August 18, 2006, the Company issued 38,074 shares of common stock in a private placement to a supplier to settle its account with the supplier.
•	On August 25, 2006, the Company issued 27,778 shares of common stock in a private placement to a supplier to settle its account with the supplier.
•
On September 18, 2006, the Company issued 3,125,000 shares of common stock in a private placement to the Guarantors as compensation for providing guarantees of the line of credit that was negotiated by the Company.

•
On September 22, 2006, the Company issued 1,875,000 warrants for the purchase of common stock to the Guarantors as compensation for providing guarantees of the line of credit negotiated by the Company. The warrants have an exercise price of $0.30 per common share and have a term of five years.

•	On September 20, 2006, the Company issued 200,000 shares of common stock in a private placement to a supplier for the payment of rent for the three-month period ended December 31, 2006.
•	On October 4, 2006, the Company issued 26,716 shares of common stock in a private placement to a supplier to settle its account with the supplier.
•
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

•	On October 31, 2006, the Company issued 93,942 shares of common stock in a private placement to three suppliers to settle its accounts with the individual suppliers.
•	On October 31, 2006, the Company issued 90,000 shares of common stock in a private placement to five employees as incentive compensation.
•	On December 5, 2006, we issued 34,484 shares of common stock in a private placement to two suppliers to settle our accounts with the individual suppliers.
•	On December 19, 2006, we issued 1,625,000 shares of common stock in a private placement to settle our account with the supplier.
•	On December 28, 2006, we issued 265,364 shares of common stock to a supplier in a private placement in settlement of our account.
•	On December 29, 2006, we issued 130,000 shares of common stock to one of our directors in a private placement upon the exercise by the director of common stock warrants.
•	On January 5, 2007, we issued 28,572 shares of common stock to two suppliers in a private placement in settlement of its accounts with the individual suppliers.
•	On January 11, 2007, we issued 30,000 shares of common stock to one of our directors in a private placement upon the exercise by the director of common stock warrants.
•	On January 12, 2007, we issued 30,000 shares of common stock to one of our shareholders in a private placement upon the exercise by the director of common stock warrants.
•	On January 22, 2007, we issued 30,000 shares of common stock to one of our directors in a private placement upon the exercise by the director of common stock warrants.
•
On January 23, 2007, we issued 300,000 warrants for the purchase of common stock to the Guarantors as compensation for providing guarantees of the line of credit negotiated by the Company. The warrants have an exercise price of $0.30 per share and have a term of five years.

•	On January 23, 2007, we issued 6,854 shares of common stock to one of our directors in a private placement as settlement of an advance provided to the Company.
•	On February 2, 2007, we issued 26,316 shares of common stock in a private placement to two suppliers to settle our accounts with the individual suppliers.
•	On February 9, 2007, we issued stock options to ten employees in a private placement. The stock options have an exercise price of $0.37 per share and have a term of five years.
•	On February 21, 2007, we issued 96,000 shares of common stock to two of our directors in a private placement upon the exercise by the directors of common stock warrants.
•	On February 21, 2007, we issued 208,335 shares of common stock in a private placement to our five outside directors for services rendered in the three-month period ended December 31, 2006.
•	On March 5, 2007, we issued 26,316 shares of common stock in a private placement to two suppliers to settle our accounts with the individual suppliers.
•
On March 9, 2007, we issued 13,333,265 shares of common stock to a group of twenty-two accredited investors in a private placement. We also issued warrants for the purchase of 9,999,949 shares of common stock to the group of twenty-two accredited investors. The warrants have an exercise price of $0.35 per share and have a term of five years. We also issued warrants for the purchase of 13,333,265 equity units (comprised of one share of common stock and 0.75 warrants for the purchase of common stock) to the accredited investors. The equity unit warrants have an exercise price of $0.30 per share and must be exercised on or before the 90th trading day following the effective date of a registration statement to be filed by the Company prior to the 45th day subsequent to the closing of the private placement. The warrants to be issued within the equity units would have an exercise price of $0.35 per share and would have a term of five years from the date of exercise of the equity warrants. Gross cash proceeds from the financing were $4.0 million and will be used for transaction expenses, working capital and other general corporate purposes.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Information contained herein, other than historical information, should be considered forward-looking and subject to various risk factors and uncertainties. Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward looking statements.  Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and inherent risks and uncertainties.  For a detailed description of the factors that could cause actual results to differ materially from those expressed in any forward looking statement, please see the “DESCRIPTION OF BUSINESS - Risk Factors” section herein.

Overview

We are a producer of lighting products utilizing Optimized Digital Lighting™ (ODL®) technology, a refinement of light emitting diode (“LED”) technology. We have recently made the transition to an operating company, focusing on sales and growth in the lighting industry marketplace.

Our revenues are primarily derived from sales of lowbay fixtures, standard form factor bulbs (including R-16, MR-16, R-20, R-25, R-30, G-11 and S-6), candles, and flashlights. Although our financial results are dependent in part on the pricing and cost of these products, they are currently primarily dependent on the level of selling, general and administrative (“SG&A”), compensation and other operating and interest expenses.

Results of Operations

Revenues

For the year ended December 31, 2006, total revenues of $436,000, were higher than in the comparable period of 2005. We began offering products for sale during the second half of 2005 and had only nominal sales in prior periods. For the year ended December 31, 2006, our revenues consisted of sales of lighting products.

Cost of Goods Sold

For the year ended December 31, 2006, cost of goods sold were $351,000 compared to $33,000, for the prior year. The increase in cost of goods sold over this period was primarily due to the increased sales volume.

Selling, General and Administrative Expenses

Summarized in the table below are SG&A expenses comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
SG&A expenses	$1,827,000	$1,823,000

SG&A expenses for the year ended December 31, 2006 increased slightly from the comparable periods in 2005. SG&A expenses for the ended December 31, 2006 were primarily related to costs incurred by us for research and development activities, customer testing, sales, marketing and production overhead costs. We recorded a reserve for obsolescence against the carrying value of certain raw materials and components of approximately $85,000 and $87,000 in the years ended December 31, 2006 and December 31, 2005, respectively.

Compensation and Related Expenses

Summarized in the table below are compensation and related expenses comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Compensation and related expenses	$2,662,000	$1,977,000

Compensation and related expenses increased by approximately $685,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result primarily of stock option expenses. We granted stock options to employees, directors and consultants in the fourth quarter of 2005 and in the first quarter of 2006. The total amounts of the stock option expense recorded for the years ended December 31, 2006 and 2005 were $785,000 and $111,000, respectively.

Professional Fees

Summarized in the table below are professional fees comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Professional fees	$725,000	$1,628,000

Professional fees decreased by approximately $903,000 in the year ended December 31, 2006 compared to the year ended December 31, 2005. The principal reason for this decrease was that we had recorded expenses during the year ended December 31, 2005 related to our filing of the initial registration statement for the common stock to be issued upon the conversion of the 6% Convertible Preferred Stock, the warrants issued to purchasers of the 6% Convertible Preferred Stock, and other common stock registered pursuant to lock-up agreements. The professional fees in the year ended December 31, 2006 related primarily to the filing of patent applications and to costs associated with our requisite securities filings.

Directors’ Fees

Summarized in the table below are directors’ fees comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Directors’ fees	$448,000	$294,000

Total directors fees increased by $154,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is due primarily to the payment of additional fees paid to directors in September 2006 for their increased participation on board committees.

Depreciation and Amortization Expenses

Summarized in the table below are depreciation and amortization expenses comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Depreciation and amortization	$508,000	$488,000

Depreciation and amortization expense increased only slightly in the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to the increased depreciation expense related to capital assets acquired during 2005 and 2006.

Interest Expense (Net)

Summarized in the table below is interest expense, net of interest income, comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Interest expense (net)	$535,000	$5,000

Interest expense, net of interest income, increased substantially in the year ended December 31, 2006 compared to the year ended December 31, 2005. In the year ended December 31, 2006, approximately $480,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and stockholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with our lender in June 2006. Interest expense also increased as a result of additional borrowing during 2006 under our line of credit. In 2005, we had no significant interest bearing debt as all amounts previously borrowed from a group of officers and directors were either repaid from the proceeds of the issue of the 6% Convertible Preferred Stock or were converted to 6% Convertible Preferred Stock

Other Income (Net)

Summarized in the table below is other income, net of other expenses, comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the year ended:
	December 31, 2006	December 31, 2005
Other income (net)	$3,134,000	$(3,070,000)

Other income, net of other expenses, decreased from an income of $3,070,000 in the year ended December 31, 2005 to an expense of $3,134,000 in the year ended December 31, 2006. The majority of this decrease in income is related to an increase in the value of the derivative instruments (preferred stock conversion rights and common share purchase warrants) related to the 6% Convertible Preferred Stock and Bridge Loan Warrants. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for common stock and current interest rates.

Dividends and Accretion of Preferred Stock Redemption Value

Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the Year Ended:
	December 31, 2006	December 31, 2005
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$1,650,000	$1,203,000

The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock increased significantly in the year ended December 31, 2006 compared to the year ended December 31, 2005. Because the 6% Convertible Preferred Stock was issued in May 2005, we recorded the accretion and accrued and paid dividends for a longer period in 2006, resulting in the higher expenses in 2006.

Liquidity and Capital Resources

We believe our current cash balances together with revenues received from the sale of our products will be sufficient to meet our operating needs in 2007. The actual amount of funds we will need will be determined by several factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the cost and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

In March 2007, we entered into a Securities Purchase Agreement with a group of accredited investors for a private placement of common stock, warrants and equity unit warrants. The private placement resulted in gross proceeds of $4.0 million. We could receive additional proceeds from the private placement from the exercise of the equity unit warrants. The equity unit warrants must be exercised on or prior to the 90th trading day subsequent to effective date of a registration statement to be filed by us within 45 days of the closing of the private placement.

In June 2006, we negotiated a $2.0 million line of credit with one of our banks. The line of credit is guaranteed by the Guarantors. Between December 2006 and March 2007 the line of credit was amended to increase the amount available thereunder to up to $2.5 million commensurate with the aggregate dollar value of the guarantees provided to the bank by the Guarantors. At March 19, 2007, the Guarantors had provided guarantees for the entire $2.5 million of the line of credit and none of the available line of credit had been drawn by the Company.

On January 4, 2007, we entered into a factoring agreement, also referred to as the working capital facility, between the Company and Allied Capital Partners, L.P. for a one-year term. Pursuant to the working capital facility, we may borrow up to $10.0 million against customer invoices sold or otherwise transferred to Allied Capital. Thus, our ability to borrow under this working capital facility will be limited by the extent of our customer invoices. The working capital facility is anticipated to be secured by our accounts receivables and other credit-related documents received from our customers. Bank of Texas, N.A., which currently holds a first charge on all our personal property assets, has agreed to take a subordinate security interest in such collateral.

We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. We have the right to settle any dividend payment with the issuance of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred Stockholders. We paid a cash dividend of approximately $108,000 in February 2006. We issued 423,538 common shares to settle the May 2006 dividend, issued 434,462 common shares to settle the August 10, 2006 dividend, issued 334,168 shares of common stock to settle the November 10, 2006 dividend and issued 306,137 shares of common stock to settle the February 10, 2007 dividend. We expect that it will continue to issue dividends in the form of common stock in 2007 in order to conserve cash.

Other potential sources of outside capital include entering strategic business relationships, additional bank borrowings, public or private sales of shares of our capital stock or debt or similar arrangements. We do not have any committed sources of outside capital at this time other than the line of credit obtained by us in June 2006 and the working capital facility arrangement entered into in January 2007. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that are acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our strategy includes the outsourcing of manufacturing operations. Accordingly, there are no significant investments in plant or equipment expected in the next twelve months except for any expenditures required to produce production tooling and molds for use by our contract manufacturers. Additionally, if we increase sales and product deliveries, we may be required to make additions to our operations and administrative management teams.

We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. If, as management believes, we are successful marketing our current products and developing additional new products, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources would be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed and increase our marketing efforts .

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in timely alerting our management to material information relating to us to be included in the reports that we file or submit pursuant to the Exchange Act.

Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 or the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our directors and executive officers at December 31, 2006, their ages, their titles, their years of employment with us, and their principal occupation for the last five years are as follows:

Ronald E. Lusk, 50, has served as our Chairman of the board of directors and CEO since November 1998. Mr. Lusk has over 23 years of diverse business and management expertise contributing to his direct ownership and control of various companies, predominately in the healthcare industry. Mr. Lusk currently serves as a director on the boards of several private companies. With the resignation of Mr. Warshauer as our President on March 9, 2007, Mr. Lusk was appointed as President in addition to his then current titles.

J. Michael Poss, 55, has served as our Executive Vice President - Legal since May 2005. Mr. Poss served as our chief financial officer from May 2002 to May 2005. Prior to his association with us, Mr. Poss served as executive vice president of Zix Corporation from April 2000 through February 2002 where he was involved in sales, marketing, investor relations, and the negotiation of strategic alliance agreements with industry-leading partners. Prior to moving to Zix Corporation, Mr. Poss held the position of chief financial officer of The Perot Group, the family office operation of Ross Perot. Before joining Mr. Perot in 1979, Mr. Poss worked for Arthur Young & Company. He was awarded his Certified Public Accountant designation in 1978, and he received a Bachelor of Business Administration degree from the University of Texas at Austin in 1973. Mr. Poss is also a licensed attorney, having graduated from the University of Texas Law School in 1976. Mr. Poss also served as a director of Lighting Science Group from September 2003 through August 2005. Effective March 9, 2007, Mr. Poss resigned as an officer and employee of Lighting Science Group. Mr. Poss continues to act as a consultant to the Company and as corporate secretary of the Company.

Stephen A. Hamilton, 42, joined us as Chief Financial Officer in November 2005. From September 2004 until joining Lighting Science Group, Mr. Hamilton served as a Senior Consultant at Grant Knauth LLP, a consulting firm specializing in technical outsourcing and acted as project manager on major client assignments. From June 2000 through September 2004, Mr. Hamilton was with Quadrem International Holdings Limited, a private company operating an international electronic marketplace. He served as CFO of Quadrem from January 2001 through September 2004, during which time he was responsible for all financial functions. From May 1995 through May 2000, Mr. Hamilton served as Controller and then Group Controller at Noranda Inc., a publicly traded, multi-national mining and metals producer where he was responsible for negotiating, performing due diligence and assessing financing for, acquisitions, preparing regulatory documents and achieving cost savings through the restructuring of administrative and support processes. Mr. Hamilton received is Bachelor of Commerce from the University of Toronto, and is a Chartered Accountant. Effective March 9, 2007, Mr. Hamilton was appointed our assistant corporate secretary.

Fredric S. Maxik, 46, has served as our Chief Technology Officer since June 2004. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electronics in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Electronics in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, Mr. Maxik formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik received his honorary PhD in physics from the University of Hong Kong in 1993. Mr. Maxik has served as a director of Lighting Science Group since August 2004.

Robert E. Bachman, 64, has served as a director of Lighting Science Group since September 2003. He is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, L.P., a private venture capital/equity fund. Mr. Bachman serves as the chairman of the audit committee of board of directors.

John A. Collingwood, 67, has served as a director of Lighting Science Group since August 2004. He is a private investor and serves as an officer and/or director of several privately held companies and was previously a major shareholder of Lighting Science, Inc. prior to our acquisition on June 1, 2004. Mr. Collingwood is an alumnus of the University of Kansas, and graduated from the University of the Americas in Chouloa, Mexico with a degree in International Business Administration.

Donald R. Harkleroad, 62, has served as a director of Lighting Science Group since September 2003. He is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries. Mr. Harkleroad serves as the chairman of the compensation committee of our board of directors.

Daryl N. Snadon, 60, has served as a director of Lighting Science Group since September 2003. He is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships.

Robert H. Warshauer, 49, was appointed our President in March 2006. Prior to joining us, Mr. Warshauer served as managing director and a member of the board of directors of Giuliani Capital Advisors LLC (“GCA”), a boutique financial advisory and investment banking firm, a subsidiary of Giuliani Partners. From 1999 to 2004, Mr. Warshauer was a Senior Managing Director and member of the Board of Directors at Ernst & Young Corporate Finance LLC. Mr. Warshauer obtained an MBA from New York University and a BSBA from Bucknell University. Mr. Warshauer is also a Certified Public Accountant. Effective March 9, 2007, Mr. Warshauer resigned as our President and as a director of the Company but continues to serve as an employee of the Company.

Robert L. Woodson, III, 57, has been a director of Lighting Science Group since 1998 and previously served as our President and Chief Operating Officer from January 1999 to November 2000. Prior to joining Lighting Science Group, Mr. Woodson was president of HFI Home Care Management LP, a company that acquires and manages home health agencies, from 1994 through 1997, and executive vice president and secretary of HealthFirst, Inc., a company that manages home health agencies, from 1992 through 1994. In March 2000, Mr. Woodson resigned as an executive officer of Lighting Science Group but continues to serve as a director. Effective March 9, 2007, Mr. Woodson resigned as a member of the Board of Directors of the Company.

Members of Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee are:
    Robert E. Bachman, Chairman
    Donald R. Harkleroad
    Daryl N. Snadon

Robert E. Bachman is designated as the “audit committee financial expert” of our Audit Committee. Mr. Bachman is independent of our management, and we believe he meets the criteria set forth in the regulations with respect to the qualifications of an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics that is applicable to all our employees and, in particular, to our senior officers.

A copy of the code of ethics may be obtained from us without charge by writing to us at the following address:

Lighting Science Group Corporation
2100 McKinney Avenue, Suite 1555
Dallas, Texas 75201

Section 16(a) under the Exchange Act requires our directors and officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of our common stock by certain family members are covered by these reporting requirements. As a matter of practice, our administrative staff assists our officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) under the Exchange Act during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representation referred to in Item 405(b)(1) of Item 405 of Regulation S-B, we believe that persons who, during the fiscal year, were a director, officer, and/or beneficial owner of more than ten percent of our common stock, including Mr. Robert Bachman, Mr. John Collingwood, Mr. Donald Harkleroad, Mr. Daryl Snadon and Mr. Robert Woodson, failed to file on a timely basis, as disclosed in the above Forms, a number of reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, failed to report a number of transactions on a timely basis, and failed to file required Forms due to administrative errors.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal 2006; and (2) the Company’s two most highly compensated executive officers as of December 31, 2006 with compensation during fiscal 2006 of $100,000 or more (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Ronald E. Lusk	2005	$253,846	$-	$-	$-	$-	$-	$-	$253,846
Chairman and Chief Executive Officer	2006	$250,000	$-	$-	$41,133	$-	$-	$-	$291,133

Frederic Maxik	2005	$250,000	$-	$-	$-	$-	$-	$-	$250,000
Chief Technology Officer	2006	$250,000	$-	$-	$1660	$-	$-	$-	$251,660

Stephen A. Hamilton(3)	2005	$16,095	$20,000	$-	$12,803	$-	$-	$-	$48,898
Chief Financial Officer	2006	$170,000	$-	$-	$3,300	$-	$-	$-	$173,300

Robert H. Warshauer (4)	2005	$-	$-	$-	$-	$-	$-	$-	$-
President	2006	$-	$-	$-	$402,313	$-	$-	$1,820	$404,133

(1) Reflects dollar amount expensed by the company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3) Mr. Hamilton’s employment with the Company began in November 2005.
(4) Mr. Warshauer resigned as President of the Company in March 2007.

Employment Agreements

Ronald E. Lusk

We entered into a three-year employment agreement with Mr. Lusk during fiscal year 1999. Upon completion of the initial three-year term, Mr. Lusk’s agreement was automatically renewed for successive one-year periods. The Company may terminate this agreement as of any renewal date upon 90 days advance written notice to Mr. Lusk. In addition, we may terminate his agreement upon his death or disability or upon just cause. In the event Mr. Lusk’s employment agreement is terminated by us without cause or by Mr. Lusk upon a change in control of the Company, the Company is obligated to pay Mr. Lusk the compensation that he would otherwise be entitled to receive had the agreement not been terminated.

Fredric S. Maxik

On June 1, 2004 in connection with the acquisition of Lighting Science, Inc., we entered into a three-year employment agreement with Mr. Maxik. Pursuant to his employment agreement, Mr. Maxik is entitled to receive a base annual salary of $250,000, which he may elect to receive in shares of our common stock.  Upon completion of the initial three-year term, Mr. Maxik’s employment agreement will automatically be renewed for successive one-year periods; provided, however, we may terminate his agreement as of the renewal date by providing him with 90 days advance written notice. In addition, we may terminate Mr. Maxik’s employment agreement upon his death or disability or for just cause. In the event we terminate Mr. Maxik’s agreement without cause or Mr. Maxik terminates his agreement for good reason, including upon a change in control of the Company, we are obligated to pay Mr. Maxik the compensation that he would otherwise be entitled to receive had the agreement not been terminated.

Stephen A. Hamilton

Mr. Hamilton does not currently have an employment agreement with the Company.

Robert H. Warshauer

On March 7, 2007, we entered into a revised employment agreement with Mr. Warshauer, which amended Mr. Warshauer’s employment agreement dated March 7, 2006. Pursuant to the amended agreement, Mr. Warshauer resigned from his position as our president and as a member of our board of directors. Additionally, Mr. Warshauer agreed to continue to serve as our employee until December 31, 2007 and will retain full health and medical benefits and 1,333,333 fully vested stock options, which will remain exercisable for three months following term of the amended employment agreement.  Mr. Warshauer is entitled to receive a salary of $1.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our Named Executive Officers that were outstanding as of December 31, 2006.

Name and Position	Number of Securities Underlying Unexercised Options (# Exercisable)		Number of Securities Underlying Unexercised Options (# Unexercisable)		Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share s or Units of stock That have Not Vested (#)	Market value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald E. Lusk	66,667	(1)	133,333	(2)	-	$0.32	2/21/2011	-	-	-	-
Chairman and Chief Executive Officer

Stephen A. Hamilton	40,000	(3)	20,000	(4)	-	$0.45	11/28/2009	-	-	-	-
Chief Financial Officer	6,667	(1)	13,333	(5)	-	$0.32	2/21/2009	-	-	-	-

Robert H. Warshauer (9)	1,000,000	(6)	1,000,000	(7)	-	$0.30	3/9/2011	-	-	-	-
President

Frederick S. Maxik	3,333	(1)	6,667	(8)	-	$0.32	2/21/2009	-	-	-	-
Chief Technology Officer

(1) These options were granted on February 21, 2006 and were fully exercisable (vested) upon grant.
(2) These options were granted on February 21, 2006. 66,667 and 66,667 of these options will become exercisable (vested) on February 21, 2007 and February 21, 2008, respectively, assuming continued provision of services as an officer or director.

(3) These options were granted on November 28, 2005. 20,000 and 20,000 of these options became exercisable (vested) on November 28, 2005 and November 28, 2006, respectively.
(4) These options were granted on November 28, 2005 and will become exercisable (vested) on November 28, 2007 assuming continued provision of services as an officer.
(5) These options were granted on February 21, 2006. 6,667 and 6,667 of these options will become exercisable (vested) on February 21, 2007 and February 21, 2008, respectively, assuming continued provision of services as an officer.

(6) These options were granted on March 9, 2007 in connection with Mr. Warshauer’s employment agreement, and were fully exercisable (vested) upon grant.
(7) These options were granted on March 9, 2007 in connection with Mr. Warshauer’s employment agreement. 333,333, 333,333 and 333,333 of these options will become exercisable (vested) on March 7, 2008, March 7, 2009 and March 7, 2010, respectively, assuming continued provision of services as an officer.

(8) These options were granted on February 21, 2006. 3,333 and 3334 of these options will become exercisable (vested) on February 21, 2007 and February 21, 2008, respectively, assuming continued provision of services as an officer.

(9) In March 2007 Mr. Warshauer resigned as President of the Company.

Director Compensation

The following table shows the overall compensation earned for the 2006 fiscal year with respect to each person who was a director as of December 31, 2006.

Name	Fees Earned or Paid In cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert E. Bachman (2)	$91,400	$-	$164,534	$-	$-	$-	$255,934
John Collingwood (3)	$105,200	$-	$8,302	$-	$-	$-	$113,502
Donald Harkleroad (4)	$82,430	$-	$164,534	$-	$-	$-	$246,964
Ronald E. Lusk (5)	$13,800	$-	$-	$-	$-	$-	$13,800
Daryl Snadon (6)	$105,200	$-	$8,302	$-	$-	$-	$113,502
Robert Woodson III (7)	$50,000	$-	$8,302	$-	$-	$-	$58,302

	$448,030	$-	$353,974	$-	$-	$-	$802,004

(1) Reflects dollar amount expensed by the company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2) As of December 31, 2006, Mr. Bachman held options to purchase 900,000 shares of the Company’s common stock.
(3) As of December 31, 2006, Mr. Collingwood held options to purchase 70,000 shares of the Company’s common stock.
(4) As of December 31, 2006, Mr. Harkleroad held options to purchase 1,000,000 shares of the Company’s common stock.
(5) As of December 31, 2006, Mr. Lusk held options to purchase 200,000 shares of the Company’s common stock.
(6) As of December 31, 2006, Mr. Snadon held options to purchase 70,000 shares of the Company’s common stock.
(7) As of December 31, 2006, Mr. Woodson, III held options to purchase 70,000 shares of the Company’s common stock. In March 2007, Mr. Woodson resigned as a member of the Board of Directors.

Each independent director receives compensation of $50,000 per year for service on our board of directors. To date this compensation has been paid by the issuance of our common stock. Members of the board of directors are also eligible for participation in the 2005 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 19, 2007, by:

•	each person who is known by us to beneficially own more than five percent of our common stock
•	each of our directors at that date and nominees and named executive officers; and
•	all directors and officers as a group.

	Shares Beneficially Owned(1)(2)
Name and Address of Beneficial Owner	Number	Percent
Directors and Officers
Robert E. Bachman (3)	2,393,737	3.0%
John A. Collingwood (4)	5,153,883	6.5%
Steve Hamilton (5)	190,900	0.2%
Don R. Harkleroad (6)	2,251,143	2.8%
Ron E. Lusk (7)(17)	6,910,258	8.7%
Fredric S. Maxik (8)(17)	72,250	0.1%
Daryl N. Snadon (9)	2,825,096	3.5%
Directors and Officers as a Group	19,797,267	24.9%

Certain Persons
AG Offshore Convertibles Ltd. (10)	13,174,040	14.4%
Philip R. Lacerte (11)	7,693,740	9.8%
Ardsley Partners Renewable Energy Fund, LP (12)	11,240,848	13.0%
Columbus Capital Partners, LP (13)	5,209,166	6.3%
Winslow Hedge Fund, Ltd. (14)	5,833,334	7.0%
Lagunitas Partners, LP (15)	6,710,666	8.0%
Xerion Partners Master Fund II (16)	4,358,659	5.3%

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
(3)
Includes 111,074 shares of common stock issuable upon conversion of 10,413 shares of 6% Convertible Preferred Stock, 443,739 shares of common stock issuable upon exercise of warrants and 900,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Includes 2,313,025 shares of common stock held by USGT Investors, L.P. Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P. and may be deemed to have voting and/or investment power with respect to the shares owned by USGT Investors, L.P.

(4)
Includes 50,004 shares of common stock issuable upon conversion of 4,688 shares of 6% Convertible Preferred Stock, 564,063 shares of common stock issuable upon exercise of warrants and 70,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.

(5)	Includes 180,000 shares of common stock issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.
(6)
Includes 166,667 shares of common stock issuable upon conversion of 15,625 shares of 6% Convertible Preferred Stock, 46,876 shares of common stock issuable upon exercise of warrants and 1,000,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Includes 2,251,143 shares of common stock held beneficially by the Bristol Company. Mr. Harkleroad is sole shareholder of the Bristol Company and may be deemed to have sole voting and/or investment power with respect to the shares owned by the Bristol Company.

(7)
 Includes 450,000 shares of common stock issuable upon exercise of warrants and 200,000 shares of common stock issuable upon the exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Includes 5,591,097 shares of common stock held by the Ronald E. Lusk Revocable Trust. Mr. Lusk is the trustee of the Ronald E. Lusk Revocable Trust and may be deemed to have voting and/or investment power with respect to the shares owned by the Ronald E. Lusk Revocable Trust.

(8)	Includes 10,000 shares of common stock issuable upon the exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan
(9)
Includes 311,884 shares of common stock issuable upon conversion of 29,238 shares of 6% Convertible Preferred Stock, 637,715 shares of common stock issuable upon exercise of warrants and 70,000 shares issuable upon exercise of incentive stock options issued under the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.
Compensation Plan.

(10)	Includes 10,000,000 shares of common stock issuable upon conversion of 937,500 shares of 6% Convertible Preferred Stock and 2,812,500 shares of common stock issuable upon exercise of warrants.
(11)
Includes 110,657 shares of common stock issuable upon conversion of 10,374 shares of 6% Convertible Preferred Stock and 96,122 shares of common stock issuable upon exercise of warrants. Mr. Lacerte served as our Executive Vice President of Sales and Marketing from October 12, 2004 until his resignation on October 4, 2005.the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan.

(12)
Includes 2,408,753 shares of common stock issuable upon exercise of warrants and 5,620,424 shares of common stock issuable upon exercise of equity unit warrants (including the exercise of the common stock warrants included in the units).

(13)
Includes 1,116,250 shares of common stock issuable upon exercise of warrants and 2,604,583 shares of common stock issuable upon exercise of equity unit warrants (including the exercise of the common stock warrants included in the units).

(14)
Includes 1,250,000 shares of common stock issuable upon exercise of warrants and 2,916,667 shares of common stock issuable upon exercise of equity unit warrants (including the exercise of the common stock warrants included in the units).

(15)
Includes 1,438,000 shares of common stock issuable upon exercise of warrants and 3,355,333 shares of common stock issuable upon exercise of equity unit warrants (including the exercise of the common stock warrants included in the units).

(16)
Includes 1,109,375 shares of common stock issuable upon exercise of warrants and 2,067,767 shares of common stock issuable upon exercise of equity unit warrants (including the exercise of the common stock warrants included in the units).

(17)
Pursuant to the terms of their employment agreement, individual had (or has, in the case of Mr. Maxik) the ability to elect to receive salary and other forms of cash compensation in the form of equity securities of Lighting Science Group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Loans to Lighting Science Group; Issuance of Warrants to Directors

On March 30, 2005, certain individual members of our board of directors and members of senior management agreed to loan Lighting Science Group an aggregate of $340,000 on a short-term basis pursuant to the terms of promissory notes from Lighting Science Group and in favor of each of the individual lenders. The members of the board and senior management who agreed to loan us funds and the amounts loaned by each individual are as follows: John A. Collingwood - $100,000, Ronald E. Lusk - $30,000, Stan T. Waldrop - $30,000, Philip R. Lacerte - $30,000, Robert E. Bachman (through USGT Investors L.P.) - $30,000, Donald R. Harkleroad (through the Bristol Company) - $30,000, Robert L. Woodson, III - $30,000, Daryl N. Snadon - $30,000, and Fredric S. Maxik (through the Phibian S Trust) - $30,000. Mr. Lusk loaned Lighting Science Group an additional $15,000 on April 29, 2005 and $5,000 on May 2, 2005. Mr. Snadon loaned us an additional $100,000 on May 3, 2005 and Mr. Harkleroad loaned us an additional $16,000 on May 6, 2005. The board members and officers who loaned Lighting Science Group funds in this transaction are collectively referred to as the Lenders. Proceeds from each of the loans were used to fund our continuing operating expenses, including salaries, legal and accounting fees, and for working capital purposes and other costs and expenses. Pursuant to the terms of the notes issued by us to each Lender, we have: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued a warrant to each Lender for the purchase of 30,000 shares of our common stock (or 100,000 shares in the case of Mr. Collingwood, 130,000 shares in the case of Mr. Snadon, 46,000 shares in the case of Mr. Harkleroad and 50,000 shares in the case of Mr. Lusk) for a total of 476,000 shares. The principal and interest due on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to Preferred Stock in the private placement described on page 1 of this prospectus and the remaining $200,000 of such loans were repaid from proceeds of the private placement.

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

On December 29, 2006, the Company offered to adjust the exercise price of the warrants issued to the Lenders. The Company agreed to adjust the exercise price of the warrants to provide for an exercise price of $0.30 per share contingent upon the Lenders exercising such warrants on or before January 31, 2007. The exercise price will remain $1.50 for Warrants that were not exercised. As of March 19, 2007, warrants for 316,000 of such shares had been exercised at the adjusted price of $0.30 per share.

Acquisition of Lighting Science, Inc.

On June 1, 2004, we acquired Lighting Science, Inc. by purchasing all of its outstanding stock in exchange for 4,796,276 shares of common stock and Lighting Science Group’s obligation to issue up to an additional 4,499,965 shares of common stock upon the satisfaction of certain conditions under the stock purchase agreement. Two of our directors, Fredric S. Maxik and John A. Collingwood, had significant relationships with Lighting Science, Inc. Mr. Maxik was the chief executive officer of Lighting Science, Inc. and the co-trustee of a trust that was a major stockholder of Lighting Science, Inc. Mr. Collingwood was also a major stockholder of Lighting Science, Inc. As part of the acquisition of Lighting Science, Inc., Lighting Science Group agreed to use our best efforts to cause the election of Mr. Maxik and Mr. Collingwood to Lighting Science Group’s board of directors. The acquisition of Lighting Science, Inc. was previously disclosed on Lighting Science Group’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2004. As part of the acquisition Mr. Maxik entered into an employment agreement with Lighting Science Group.

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

On July 25, 1994, Lighting Science Group sold, for proceeds of $2 million, 533,333 shares of Series A Preferred Stock with cumulative dividends of $0.30 per annum for each share and conversion rights to common stock at a price of $3.75 per share. Under the terms of the Disclosure Statement and Plan of Reorganization under which Lighting Science Group emerged from bankruptcy, Match, Inc., the holder of the Series A Preferred Stock, waived such rights, including voting and conversion rights. No dividends had been paid with respect to this class of stock. At March 31, 2005, the cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,670,685. Thus, the total liquidation preference of the Series A Preferred Stock was $3,670,685 as of March 31, 2005.

In contemplation of our private placement of 6% Convertible Preferred Stock that was completed in May 2005, our financial advisor and our investment-banking representative had both advised that the outstanding debt and the Series A Preferred Stock would preclude us from successfully completing the financing transaction and should be eliminated through conversion into common stock. The board of directors concurred with this assessment, and accordingly, a special committee of independent directors consisting of Directors Robert E. Bachman, Donald R. Harkleroad, and Robert L. Woodson, III was formed on March 14, 2005 to negotiate with Mr. Lusk to exchange the Series A Preferred Stock and the amount owed on the debt for shares of common stock.

The special committee took note of the fact that for the month of March 2005, the closing prices for the common stock had ranged between $1.48 and $1.90 per share. The proposal submitted by Mr. Lusk offered to set the exchange ratio at $1.725 per share, which represented the five-day average closing price as of March 15, 2005. Mr. Lusk also proposed to reduce the amount of the accrued interest on the line of credit with Match, Inc. by $250,000. Thus, the number of shares for which the Series A Preferred Stock and the cumulative dividend would be exchanged was equal to 2,127,933 ($3,670,685 / $1.725) under the proposal presented by Mr. Lusk. Using the same conversion price of $1.725 proposed by Mr. Lusk, the total of $1,942,525 ($2,192,525 - $250,000) due on the line of credit would be convertible into 1,126,101 shares of common stock of Lighting Science Group. The committee also noted that the trading range for the stock at the end of the month of March was closer to the lower end of the range ($1.48) at the time that the analysis was being completed. The special committee reported the results of our analysis to the board.

The board of directors (with Mr. Lusk abstaining and one director absent) reviewed the analysis prepared by the special committee. Based upon the exchange ratio of $1.725 per share offered by Mr. Lusk with respect to both the exchange of the Series A Preferred Stock and the debt, as well as the proposal by Mr. Lusk to reduce the accrued interest on the line of credit by $250,000, the board concluded that the offer was fair to Lighting Science Group and voted to approve the transactions contained in the proposal from Mr. Lusk. A total of 3,254,034 shares of common stock were issued in exchange for the Series A Preferred Stock and the amount due under the line of credit agreement on May 5, 2005.

Other Loans from Directors and Officers

On November 25, 2003, Ronald E. Lusk, the Chairman of Lighting Science Group, advanced $50,000 to Lighting Science Group for purposes of meeting general and administrative expenses. The loan provided for interest at a rate of prime plus 1%. Mr. Lusk elected to forego any interest that was otherwise due with respect to the loan. No interest on the loan had previously been recorded by Lighting Science Group. Any such interest would not have been material. During 2004, Mr. Lusk advanced Lighting Science Group an additional $29,541 for general corporate purposes. During the third quarter of 2004, Lighting Science Group repaid the outstanding balances on these advances.

On August 10, 2006, Donald Harkleroad, a Director of the Company, advanced $30,000 to the Company.  The loan bears interest at Prime Rate plus 1%.  The loan was repaid November 13, 2006. On December 14, 2006, Mr. Lusk advanced the Company $2,056. The Company issued 6,854 shares of common stock to settle this advance in January 2007.

Guarantors of Line of Credit

On June 29, 2006 the Company entered into agreements with one of our banks to obtain a $2,000,000 line of credit. Amounts due under the line of credit are guaranteed by the Guarantors. The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the Guarantors at that time. Between December 2006 and March 2007, the Company amended the line of credit to increase the amount available thereunder to up to $2,500,000. At March 19, 2007, Guarantors had provided guarantees for the entire $2,500,000 balance of the line of credit. The Company also entered into agreements to lease equipment in March 2007. The total value of the leased equipment is $150,000. At March 19, 2007, Guarantors had provided guarantees for the entire amount of the leases.

The Guarantors of the initial $2,000,000 line of credit include the following directors, officers and stockholders who have been issued the respective number of shares of common stock and warrants to purchase common stock:

Name of Guarantor	Position	Total Value of Debt Guaranteed	Shares Underlying Warrants/Common Shares Issued
USGT Investors LP	Director(1)	$150,000	525,000
Daryl Snadon	Director	200,000	700,000
John Collingwood	Director	200,000	700,000
Ron Lusk	Chief Executive Officer	50,000	175,000
Jerome Hill		100,000	350,000
George Parker Young		50,000	175,000
Phil Lacerte		1,250,000	2,375,000

		$2,000,000	5,000,000

(1)	Mr. Bachman is the controlling shareholder of the sole corporate general partner of USGT Investors, L.P.

The warrants and shares of common stock listed in the table above were issued to the Guarantors during the third quarter of 2006. The warrants have an exercise price of $0.30 per share of common stock and a term of five years.

In the first quarter of 2007, the Company issued warrants to the following Guarantors as consideration for providing additional guarantees enabling the Company to obtain the additional amount available under our line of credit and under the guaranteed leases:

Name	Position	Amount of Guarantees Provided	# of Shares Underlying Warrants Issued

Phil Lacerte		$65,000	65,000
Daryl Snadon	Director	$50,000	50,000
Edward Hawes		$50,000	50,000
USGT Investors, LP (1)	Director	$37,500	37,500
Baron Cass		$48,750	48,750
Paul Schlosberg		$48,750	48,750
		$300,000	300,000

(1)	Mr. Bachman is the controlling shareholder of the sole corporate general partner of USGT Investors, L.P.

The warrants listed in the table above have an exercise price of $0.30 per share and have a term of five years.

As of March 19, 2007, Guarantees for an additional $350,000 of the amended line of credit and equipment leases had been received from the Guarantors. The Company anticipates that it will execute warrant agreements for the purchase of 350,000 shares of common stock with the Guarantors in the second quarter of 2007. The warrants will have an exercise price of $0.30 per share and a term of five years.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (1)
3.2	Amended and Restated By-laws of Lighting Science Group Corporation (1)
4.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (2)
4.2	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (3)
4.3	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (3)
4.4	Registration Rights Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the persons and entities listed on Exhibit A thereto (3)
4.5	Warrant dated as of February 15, 2005, by and between Lighting Science Group Corporation and Giuliani Capital Advisors LLC (4)
4.6	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (10)
4.7	Amended and Restated Certificate of Designation (5)
4.8	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (9)
4.9	Form of Warrant A, dated March 9, 2007 (9)
4.10	Form of Warrant B, dated March 9, 2007 (9)
4.11	Form of Warrant, dated __________, 2007 (9)
10.1	Employment Agreement dated as of February 26, 1999 by and between Lighting Science Group Corporation (upon assignment from Iatros Health Network Inc.) and Ronald E. Lusk (6)
10.2	Employment Agreement dated as of June 1, 2004 by and among Lighting Science, Inc., The Phoenix Group Corporation and Fredric Maxik (2)
10.3	Employment Agreement dated as of November 15, 2000 by and between The Phoenix Group Corporation and K. Shane Hartman (6)
10.4	Consulting Agreement dated as of October 6, 2006 between Lighting Science Group Corporation and Philip R. Lacerte (11)
10.5	Loan Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.(8)
10.6	Revolving Promissory Note dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.7	Pledge and Security Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.8	Letter Agreement Amendment to the Loan Agreement dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.9	Amended Revolving Promissory Note dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.10	Factoring Agreement dated as of January 4, 2007 between Lighting Science Group Corporation and Allied Capital Partners, L.P. (5)
24	Power of attorney (filed herewith)
31.1	13a-14 Certification of Ronald E. Lusk
31.2	13a-14 Cretification of Stephen A. Hamilton
32.1	1350 Certification of Ronald E. Lusk
32.2	1350 Certification of Stephen A.Hamilton

1.	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 12, 2005.
2.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.
4.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.
5.	Incorporated by reference to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007.
6.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
7.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on November 16, 2004.
8.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006.
9.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.
10.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
11.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed for services provided by Turner, Stone & Company, L.L.P. related to the fiscal years ended December 31, 2006 and 2005 were as follows:

 Audit Fees

Audit fees billed by Turner, Stone & Company, L.L.P. totaled approximately $46,000 and $64,000 for the years ended December 31, 2006 and 2005, respectively. Audit fees include fees for audit of our annual financial statements, review of our quarterly financial statements, and services associated with securities filings.

Audit-Related Fees

All fees billed by Tuner, Stone & Company, L.L.P. were audit-related fees and no non-audit-related fees have been billed by Turner, Stone & Company, L.L.P. for any period.

Tax Fees

No tax fees have been paid to Turner, Stone & Company, L.L.P. for any period.

All Other Fees

No other fees other than those set out above have been paid to the Turner, Stone & Company, L.L.P.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

By:	/s/ RONALD E. LUSK
Ronald E. Lusk, Chairman, Chief Executive Officer, President and Director

Date:	April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RONALD E. LUSK
Ronald E. Lusk, Chairman, Chief Executive Officer, President and Director

Date:	April 2, 2007

By:	/s/ STEPHEN A. HAMILTON
Stephen A. Hamilton, Chief Financial Officer and Assistant Corporate Secretary

Date	April 2, 2007

By:	/s/ ROBERT E. BACHMAN
Robert E. Bachman, Director

Date:	April 2, 2007

By:	/s/ JOHN COLLINGWOOD
John Collingwood, Director

Date:	April 2, 2007

By:	/s/ DONALD R. HARKLEROAD
Donald R. Harkleroad, Director

Date:	April 2, 2007

By:	/s/ FRED MAXIK
Fred S. Maxik, Director

Date:	April 2, 2007

By:	/s/ DARYL SNADON
Daryl Snadon, Director

Date:	April 2, 2007

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lighting Science Group Corporation

We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting
Science Group Corporation and subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows for the two years then ended, in conformity with United States generally accepted accounting principles.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
March 19, 2007

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,080
Accounts receivable, net of allowance for doubtful accounts of $4,219	110,217
Inventory, net of allowances (Note 5)	432,613
Prepaid expenses and other current assets	1,134,588
Total current assets	1,763,498

PROPERTY AND EQUIPMENT, net (Note 6)	360,031

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 6)	1,048,483
Proprietary rights agreement, net (Notes 2 and 6)	147,639
Goodwill (Note 2)	154,097
Total other assets	4,143,443

TOTAL ASSETS	$6,266,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$344,280
Accrued expenses	270,874
Accrued dividend on 6% Convertible Preferred Stock	54,814
Line of credit (Note 7)	2,044,948
Note payable - related party - current portion (Note 9)	81,250
Total current liabilities	2,796,166

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 9)	62,500
Liability under derivative contracts (Note 10)	6,290,191
Total other liabilities	6,352,691

TOTAL LIABILITIES	9,148,857

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,065,653 shares issued and outstanding, liquidation value of $6,610,089 (Note 10)	2,173,181

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, $.001 par value, 495,000,000 shares authorized, 64,644,026 shares issued and outstanding	64,644
Additional paid-in-capital	16,441,942
Accumulated Deficit	(21,561,652)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,055,066)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,266,972

The accompany notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue	$436,172	$72,564
Cost of goods sold	(350,724)	(33,110)
Gross margin	85,448	39,454

Operating expenses
Selling, general and administrative	1,826,802	1,823,020
Compensation and related expenses	2,661,835	1,976,549
Professional fees	724,567	1,627,684
Directors fees	448,030	294,445
Depreciation and amortization	507,805	487,766
Total operating expenses	6,169,039	6,209,464

Operating loss	(6,083,591)	(6,170,010)

Other income/(expense)
Interest income	15,834	72,732
Interest expense	(550,839)	(77,697)
Other, net, primarily change in fair value of the
liability for derivative contracts	(3,134,427)	3,069,638
Total other income/(expense)	(3,669,432)	3,064,673

Net loss	(9,753,023)	(3,105,337)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 10)	1,649,513	1,202,901

Net loss applicable to common stock	$(11,402,536)	$(4,308,238)

Basic net loss per weighted average common share	$(0.20)	$(0.08)

Weighted average number of common shares outstanding	57,837,532	53,807,907

The accompany notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Subscriptions Receivable	Additional Paid In Capital	Accumulated Deficit	Total

Balance December 31, 2004	533,333	$533	51,297,256	$51,297	$(26,000)	$8,229,648	$(4,180,193)	$4,075,285

Issuance of common stock in private placement	-	-	83,333	83	-	9,917	-	10,000

Issue of common stock in payment of operating expenses	-	-	839,968	841	-	579,671	-	580,512

Issue of common stock pursuant to conversion of outstanding preferred stock, cumulative dividends on preferred stock and certain notes payable	(533,333)	(533)	3,254,034	3,254	-	3,610,488	(1,670,685)	1,942,524

Fair value of a warrant issued for payment of operating expenses	-	-	-	-	-	290,000	-	290,000

Recording of expense for stock options issued during the year	-	-	-	-	-	111,109	-	111,109

Receipt of amounts due under share subscription agreements	-	-	-	-	26,000	-	-	26,000

Net loss	-	-	-	-	-	-	(4,308,238)	(4,308,238)

Balance December 31, 2005	-	$-	55,474,591	$55,475	$-	$12,830,833	$(10,159,116)	$2,727,192

Conversion of 6% Convertible Preferred Stock to common stock	-	-	781,250	781	-	122,089	-	122,870

Issue of common stock in payment of operating expenses	-	-	7,333,457	7,334	-	1,918,678	-	1,926,012

Issue of common stock to settle dividends on the 6% Convertible Preferred Stock	-	-	1,192,952	1,193	-	300,778	-	301,971

Issue of common stock upon the exercise of warrants	-	-	217,422	217	-	65,009	-	65,226

Conversion of advances from director to common stock	-	-	6,854	7	-	2,049	-	2,056

Cancellation of common stock	-	-	(362,500)	(363)	-	363	-	-

Fair value of a warrant issued for payment of operating expenses	-	-	-	-	-	368,698	-	368,698

Stock option expense recorded during the year	-	-	-	-	-	784,943	-	784,943

Fair value of derivatives exercised or converted during the year	-	-	-	-	-	48,502	-	48,502

Net loss	-	-	-	-	-	-	(11,402,536)	(11,402,536)

Balance December 31, 2006	-	$-	64,644,026	$64,644	$-	$16,441,942	$(21,561,652)	$(5,055,066)

The accompany notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005
OPERATING ACTIVITIES
Net loss	$(11,402,536)	$(4,308,238)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	507,805	487,766
Loss on disposal of assets	-	97,155
Non-cash stock option compensation expense	784,943	111,109
Expenses paid by issuance of common stock	1,926,012	580,512
Non-cash accrual of interest to related party	-	25,670
Forgiveness of accrued interest due to related party	-	(250,000)
Fair value adjustment to liabilities under derivative contracts	3,134,127	(3,907,649)
6% Convertible Preferred Stock dividends settled by issuance of common stock	301,971	-
Accretion of 6% convertible preferred stock redemption value	1,245,504	927,677
Expenses paid by issuance of common stock warrants	368,698	290,000
Conversion of interest accrued to preferred stock	-	24,086
Changes in:
Accounts receivable	(100,442)	(8,634)
Inventory	184,905	(603,748)
Prepaid expenses	(1,004,109)	33,060
Accounts payable	96,311	207,333
Accrued expenses and other liabilities	110,402	197,387
Security deposits	-	27,215
Net cash used by operating activities	(3,846,409)	(6,069,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(157,968)	(155,247)
Net cash used by investing activities	(157,968)	(155,247)

FINANCING ACTIVITIES
Loans from directors and officers	32,056	476,000
Repayment of loans from directors and officers	(30,000)	(200,000)
Principal payment on note payable to related parties	(6,250)	(25,000)
Proceeds from draws on line of credit	2,044,948	-
Proceeds from exercise of common stock warrants	65,226	-
Proceeds from issuance of 6% Convertible Preferred Stock, net of issuance costs	-	6,935,000
Proceeds from private placement, net of issuance costs	-	36,000
Net cash provided by financing activities	2,105,980	7,222,000

Net increase (decrease) in cash	(1,898,397)	997,454
Cash at beginning of year	1,984,477	987,023
Cash at end of year	$86,080	$1,984,477

Interest paid	$45,955	$3,011

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in settlement of note payable and accrued interest to related party	$-	$1,942,524
Reduction of accrued interest on note to related party	$-	$250,000
Conversion of loans from directors and officers to 6% Convertible Preferred Stock	$-	$276,000
Conversion of loans from directors and officers to Common Stock	$2,056	$-
Exchange of Series A Preferred Stock for Common Stock	$-	$3,670,685
Proceeds from issuance of 6% Convertible Preferred Stock to Liability under Derivative Contracts	$-	$6,935,000
Preferred stock dividends paid and deducted in arriving at Net Loss	$108,227	$215,269

The accompany notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the periods were Americare Management, Inc. and LSGC LLC, an 80% owned joint venture. Neither Americare Management, Inc. nor LSGC LLC had significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2), the Company entered the field of solid state lighting. The Company designs, assembles and markets products for the commercial, industrial and consumer lighting markets. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, Match, Inc. (“Match”), a related party, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of debt guarantee fees paid to the guarantors of the line of credit obtained by the Company (see Note 7), rent and prepaid insurance. The guarantee fees are being amortized over the one-year term of the line of credit and recorded as interest expense in the consolidated statements of operations. Other prepaid expenses are amortized over the period during which the service is provided or the length of the specific contract.

Property and equipment

Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $93,272 and $73,233 for the years ended December 31, 2006 and 2005, respectively.

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

Amortization expense related to intellectual property was $60,200 for each of the years ended December 31, 2006 and 2005.

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

Amortization expense related to the proprietary rights agreement was $354,333 for each of the years ended December 31, 2006 and 2005.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of Match (see Note 10). Match, an entity controlled by Ronald E. Lusk, the Company’s chairman, agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

Impairment
The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.

Based upon its internal review as of September 30, 2006, the Company has determined that no impairment to the Company’s intangible assets has occurred.

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

The Company issued warrants for the purchase of common stock as compensation for providing bridge loans to the Company in 2005. In December 2006, the Company offered to adjust the terms of the warrants as described in Note 9. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheet and changes in the fair value of such warrants are recorded in operations each period and are reported in Other Income (Expense), in accordance with SFAS 123 (R).

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

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $1,147,122 and $1,045,162 for the years ended December 31, 2006 and 2005, respectively, in selling, general and administrative expenses in the consolidated statements of operations.

Stock Based Compensation

On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan (the "2005 Plan") and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the annual shareholders meeting in December 2006. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) - Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.

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

Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 10, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 9, the Company has applied variable accounting to the warrants issued to certain directors and officers. These warrants have been recorded at fair value.

NOTE 5: INVENTORY

At December 31, 2006, inventory is comprised of the following:

December 31, 2006
Deposits paid to contract manufacturers	$31,878
Raw materials and components	255,767
Finished goods	144,968
$432,613

At December 31, 2006 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $140,000, which is netted against the balance of raw materials and components in the table above.

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

December 31, 2006
Leasehold improvements	$5,526
Office furniture, fixtures and telephone equipment	97,072
Computer equipment	113,249
Test equipment	94,989
Tooling and molds	200,414
Total property and equipment	511,250
Accumulated depreciation	(151,219)
$360,031

At December 31, 2006, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.

Intellectual property consists of the following:

December 31, 2006
Intellectual property	$1,204,000
Accumulated amortization	(155,517)
$1,048,483

Proprietary rights agreement consists of the following:

December 31, 2006
Proprietary rights agreement	$1,063,000
Accumulated amortization	(915,361)
$147,639

The estimated amortization expense for the next five years ended December 31 for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-
2010	$60,200	-

NOTE 7: LINE OF CREDIT

On June 29, 2006, the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. On December 29, 2006, the Company increased the total amount of the line of credit to $2,300,000. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the Company (the “Guarantors”). The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At December 31, 2006, the Guarantors had provided guarantees for $2,187,500 of the line of credit. The total amount of the line of credit drawn at December 31, 2006 was $2,044,948.

The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets.

As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. In September 2006, the Company issued 3,125,000 shares of common stock and 1,875,000 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share and have a five year term. The fair value of the warrants issued to the Guarantors was $241,985. The value of the common stock issued to the Guarantors is $937,500. At December 31, 2006, the Company accrued the fair value of an additional 187,500 warrants to be issued to those Guarantors that had provided additional guarantees for the increase in the line of credit. These warrants were issued in January 2007. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the year ended December 31, 2006, $480,202 was recognized as an expense in the consolidated statement of operations.

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $25,000,000 at December 31, 2006, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $1,800,000 and $2,300,000 for the years ended December 31, 2006 and 2005, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(773,522) (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($5,600,000 at December 31, 2006) will be recorded as a tax benefit in the consolidated statement of operations.

NOTE 9: NOTES PAYABLE - RELATED PARTIES

Match Loan

The Company was obligated under the terms of a line of credit agreement to Match outstanding in the amount of $1,851,299 in principal and $341,226 in accrued interest at March 31, 2005.

The Company entered into an agreement with Match on April 12, 2005, under which Match agreed to reduce the accrued interest by $250,000 and exchange the debt for common stock at the exchange ratio of $1.725 per share. On May 5, 2005, the debt to Match of $1,851,299 plus $91,226 of accrued interest was exchanged for common stock. The reduction in accrued interest was recorded in other income/ (expense) during May 2005. As a result of these transactions, the total of $1,942,525 due on the line of credit was exchanged for 1,126,101 shares of common stock of the Company on May 5, 2005.

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $143,750 is recorded as follows:

December 31, 2006
Notes payable - related party - current portion	$81,250
Notes payable - related party - long-term portion	62,500
$143,750

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

Loans from Directors and Officers

During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 476,000 shares of common stock to be purchased at an exercise price of $1.50 per share. The principal and interest on the notes were due on May 30, 2005. A total of $300,086 of such loans, including accrued interest and commitment fees of $24,086, were converted to 6% Convertible Preferred Stock in the private placement of preferred stock (Note 10) and the remaining $200,000 of such loans and accrued interest and commitment fees thereon were repaid from proceeds of the May 2005 private placement.

In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $0.30 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $1.50 per share. At December 31, 2006, 130,000 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other Income (Expense) in the Consolidated Statement of Operations.

In August 2006, a Director of the Company, advanced $30,000 to the Company.  Interest was paid on the loan at Prime Rate plus 1%.  The loan was repaid in November 2006. In December 2006, another Director of the Company advanced the Company $2,056. The advance was converted to common stock at December 31, 2006.

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

The Series A Preferred Stock, owned by Match at the date of the exchange, carried cumulative dividends of $0.30 per annum per share. The cumulative unpaid dividend with respect to the Series A Preferred Stock was $1,680,000 as of March 31, 2005, resulting in a total liquidation preference of $3,680,000 as of that date. However, for purposes of the exchange calculation, the amount of $1,670,685 was used to reflect the unpaid dividend on the date the exchange ratio of $1.725 per share was determined. This adjustment produced the slightly smaller liquidation value of $3,670,685 and this amount was used to record the dividend as a charge to accumulated deficit on the consolidated balance sheet. Thus, the Series A Preferred Stock owned by Match and the accumulated dividend thereon was exchanged for 2,127,933 shares of common stock on May 5, 2005. The accumulated dividend was recorded as an increase of the deficit in May 2005.

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

During the year ended December 31, 2006, 195,313 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At December 31, 2006, 2,065,653 shares of 6% Convertible Preferred Stock remained outstanding.

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

On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock . The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $0.50 per common share compared to the original conversion price of $0.80 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to 13,220,180 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $0.30 per common share from the current exercise price of $0.50 if the then current market price of the Company’s common stock (as defined in the agreement) was less than $0.50 per common share. As the current market price did not exceed $0.50 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $0.30 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from 13,220,180 common shares to 22,033,627. The Company has filed a registration statement with the Securities and Exchange Commission covering the 22,033,627 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006.

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

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $1,245,504 and $927,677 for the years ended December 31, 2006 and 2005, respectively. The change in the fair value of the liability for derivative contracts totaled $3,134,127 and $(3,907,649) for the years ended December 31, 2006 and 2005, respectively, and has been credited to Other income/(expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of December 31, 2006 are as follows:

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.30
Fair Value of the Company’s Common Stock	$0.42	$0.42
Expected life in years	3.4	3.4
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.31%	5.31%
Calculated fair value per share	$0.27	$0.27

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

The Company incurred cash expenses totaling $700,859 related to this transaction which were charged to other income/ (expense) in the consolidated statement of operations during the three months ended June 30, 2005. Additionally, the Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 63,984 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $0.30 per share.

NOTE 11: STOCKHOLDERS’ EQUITY

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

The Company issued 4,555,000 and 730,000 Incentive Stock Options to employees and directors during the years ended December 31, 2006 and 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

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

The fair value of the options issued during the years ended December 31, 2006 and 2005 totaled $897,870 and $226,324, respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $784,943 and $111,109 for the years ended December 31, 2006 and 2005, respectively.

A summary of the option awards under the Company’s 2005 Plan as of December 31, 2006 and changes during the year then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	680,000	$0.71
Granted	4,555,000	0.31
Exercised	-	-
Forfeited	(605,000)	($0.40)

Outstanding and exercisable, end of year	4,630,000	$0.36

Options vested at end of year	2,073,333	$0.35

Weighted average fair value of options granted during the year ended December 31, 2006	$0.25

At December 31, 2006, the average remaining term for outstanding stock options is 3.0 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of December 31, 2006, and changes during the year then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	420,000	$0.34
Granted	4,555,000	$0.25
Vested	(2,048,333)	($0.27)
Forfeited	(370,000)	($0.20)

Non-vested at end of year	2,556,667	$0.25

As of December 31, 2006, there was a total of $228,116 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2006, was $528,717. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

During the three month period ended March 31, 2006, the Company granted 500,000 common stock options to a consultant, subject to the consultant meeting certain performance measures over the two year term of its contract. If the performance criteria under the option grant are not met, no options will be issued to the consultant. In accordance with SFAS 123(R), no compensation expense has been included related to this stock option grant as the measurement date cannot be determined and no disincentive for non-performance exists in the contract.

Warrants for the Purchase of Common Stock

At December 31, 2006, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
Line of Credit Guarantors (Note 7)	Financing guarantees	1,875,000	$0.30	September 22, 2011
6% Convertible Preferred stockholders (Note 10)	Private Placement	6,759,451	$0.30	May 10, 2010
Financial advisors (Note 10)	Private Placement	575,860	$1.50	May 10, 2010
Giuliani Capital Advisors	Advisory services	1,650,000	$0.60	February 14, 2010
The Equity Group	Consulting services	750,000	$0.80	February 10, 2010
ICurie	Marketing Agreement	500,000	$0.32	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	346,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		12,856,311

At December 31, 2006, other then the warrants issued to ICurie, all warrants are fully vested. The warrants issued to ICurie vest on the following basis:

Vesting Criteria	% of Warrants to vest
December 31, 2006	25%
December 31, 2007	25%
Upon delivery by ICurie of 100,000th unit	25%
Upon delivery by ICurie of 2,000,000th unit	25%

In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 1,500,000 shares of common stock of ICurie. The vesting schedule for the options received by the Company is the same as the vesting schedule for the warrants that it has issued to ICurie. The strike price of the options is $0.32 per share and the term of the options is five years. At December 31, 2006, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for approximately $10,000 per month under a month to month agreement. The Company has leased space in Sunrise, Florida for its research and development and product assembly activities through January 2007 for approximately $2,500 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

Executive Compensation

As of December 31, 2006, the Company was obligated under the terms of employment contracts for three of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $650,000 for 2007.

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

In connection therewith, on July 12, 2005, the Company filed on Form SB-2, a Registration Statement under the Securities Act of 1933, related to the resale of all common stock that may be issued by the Company related to the conversion of the 6% Convertible Preferred Stock or the exercise of warrants issued to the purchasers of the 6% Convertible Preferred Stock or to the financial advisors and placement agents for the transaction. This registration was declared effective by the SEC on August 23, 2005, and remains effective as of the date of this filing.

Agreements with Contract Manufacturers

The Company currently depends on a small number of contract manufacturers to manufacture its products. If any of these contract manufacturers were to terminate their agreements with the Company or fail to provide the required capacity and quality on a timely basis, the Company may be unable to manufacture and ship products until replacement contract manufacturing services could be obtained.

NOTE 13: SUBSEQUENT EVENTS

Private Placement

On March 9, 2007, the Company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The Company issued 13.3 million shares of common stock at a price of $0.30 per share. The Company also issued 10.0 million warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $0.35 per share and have a term of five years. The Company also issued to each investor in the private placement warrants for the purchase of additional equity units. Each additional equity unit is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each equity unit warrant is $0.30 per unit. These equity warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that will be filed by the Company to register the common stock issued to the investors on March 9, 2007.

Under the terms of the Securities Purchase Agreement, the Company must file a registration statement with the SEC within 45 days of the closing of the private placement and use its commercially reasonable efforts to have the registration become effective by 120 days subsequent to the date of the private placement. If it is determined that the Company did not use its commercially reasonable efforts to have the registration statement become effective by 120 days subsequent to the date of the private placement, the Company could be liable for cash penalties of 1% of the gross proceeds of the private placement per month that it does not do so, up to a maximum of 12% of the gross proceeds.

Common stock Issuances

Between January 1, 2007 and March 19, 2007, in addition to the common stock issued in conjunction with the March 9, 2007 private placement, the Company issued a total of 781,676 shares of common stock. These shares were issued in the ordinary course of business to settle existing obligations including the settlement of dividends on the 6% Convertible Preferred Stock (306,137 shares), settlement of accrued directors fees from the fourth quarter of 2006 (208,335 shares), and the exercise of warrants that were outstanding at December 31, 2006 (186,000 shares).