Form 10QSB
period 2007-03-31
LIGHTING SCIENCE GROUP CORP
filed 2007-05-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-20354

Lighting Science Group Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2100 McKinney Ave., Suite 1555, Dallas, Texas 75201
(Address of principal executive offices)

214-382-3630
(Issuer’s telephone number, including area code)

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X YES  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES X NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date:  As of May 10, 2007, there were 78,758,967 shares of Common Stock issued and outstanding and 2,065,653 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES X NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended March 31, 2007

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2007
Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006
Notes to Consolidated Financial Statements
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
AS OF March 31, 2007

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286,721
Accounts receivable, net of allowance for doubtful accounts (2007- $4,219)	63,467
Inventory, net of allowances (Note 5)	803,035
Prepaid expenses and other current assets	804,931
Total current assets	1,958,154

PROPERTY AND EQUIPMENT, net (Note 6)	404,387

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 6)	1,033,433
Proprietary rights agreement, net (Notes 2 and 6)	59,055
Goodwill (Note 2)	154,097
Total other assets	4,039,809

TOTAL ASSETS	$6,402,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$466,340
Accrued expenses	155,734
Deferred revenue	70,968
Accrued dividend on 6% Convertible Preferred Stock	52,645
Note payable - related party - current portion (Note 9)	75,000
Total current liabilities	820,687

OTHER LIABILITIES
Note payable - related party - long-term portion(Note 9)	43,750
Liability under derivative contracts (Note 10)	3,208,694
Total other liabilities	3,252,444

TOTAL LIABILITIES	4,073,131

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 2,065,653 shares issued and outstanding, liquidation value of $6,610,089 (Note 10)	2,499,158

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, $.001 par value, 495,000,000 shares authorized,
78,758,967 shares issued and outstanding	78,759
Additional paid-in-capital	20,513,357
Accumulated Deficit	(20,762,055)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(169,939)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,402,350

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STAMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenue	$138,720	$108,950
Cost of goods sold	(102,664)	(91,719)
Gross margin	36,056	17,231

Operating expenses
Selling, general and administrative	431,366	561,921
Compensation and related expenses	524,475	998,980
Professional fees	258,287	162,777
Directors fees	59,444	62,500
Depreciation and amortization	125,799	124,506
Total operating expenses	1,399,371	1,910,684

Operating loss	(1,363,315)	(1,893,453)

Other income/(expense)
Interest income	976	11,230
Interest expense	(397,521)	(1,351)
Other, net, primarily change in fair value of the
liability for derivative contracts	2,982,146	2,491,414
Total other income/(expense)	2,585,601	2,501,293

Net income	1,222,286	607,840

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 10)	422,688	443,732

Net income applicable to common stock	$799,598	$164,108

Basic net income per weighted average common share	$0.01	-
Fully-diluted net income per weighted average common share	$0.01	$-

Weighted average number of common shares outstanding	68,287,277	55,289,478

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES
Net income	$799,598	$164,108
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	125,799	124,506
Loss on disposal of assets	4,094	-
Non-cash stock option compensation expense	99,455	442,565
Expenses paid by issuance of common stock	92,501	33,000
Fair value adjustment to liabilities under derivative contracts	(3,036,241)	(2,491,414)
6% Convertible Preferred Stock dividends settled by issuance of common stock	98,880	313
Accretion of 6% convertible preferred stock redemption value	325,977	338,504
Expenses paid by issuance of common stock warrants	68,282	41,530
Changes in:
Accounts receivable	46,751	1,424
Inventory	(370,422)	(19,565)
Prepaid expenses	329,657	59,007
Accounts payable	122,060	95,195
Accrued expenses and other liabilities	(117,309)	(23,322)
Deferred revenue	70,968	-
Net cash used by operating activities	(1,339,950)	(1,234,149)

INVESTING ACTIVITIES
Purchase of property and equipment	(70,617)	(43,150)
Net cash used by investing activities	(70,617)	(43,150)

FINANCING ACTIVITIES
Proceeds from issue of common stock, net of issue costs	3,614,379	-
Principal payment on note payable to related parties	(25,000)	-
Proceeds from draws on (payments of amounts due under) line of credit	(2,044,948)	-
Proceeds from exercise of common stock warrants	55,800	-
Receipt of other payments from stockholders	10,977	-
Net cash provided by financing activities	1,611,208	-

Net increase (decrease) in cash	200,641	(1,277,299)
Cash at beginning of period	86,080	1,984,477
Cash at end of period	$286,721	$707,178

Interest paid	$67,270	$1,351

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of 6% Convertible Preferred Stock to Common Stock	$-	$27,526
Preferred stock dividends paid and deducted in arriving at Net Income	$-	$108,277

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiaries during the periods were Americare Management, Inc. and LSGC LLC. Prior to February 1, 2007, the Company owned 80% of the common equity of LSGC LLC and on February 1, 2007 it acquired a 100% interest in the joint venture for a nominal purchase price. Neither Americare Management, Inc. nor LSGC LLC had significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, a related party, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan - the exchange of debt for greater than 50% of the equity in the restructured entity - qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

During the year ended December 31, 2006, the Company was no longer considered to be in the development stage.  Since September 23, 2003, it has reported as a development stage company.

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

The Company maintains balances in cash accounts which could exceed federally insured limits of $100,000 or in cash accounts that are not eligible for federal deposit insurance. The Company has not experienced any losses from maintaining balances in such cash accounts. Management believes that the Company does not have significant credit risk related to its cash accounts.

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

Depreciation expense was $22,166 and $20,873 for the three-month periods ended March 31, 2007 and 2006, respectively.

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

Amortization expense related to intellectual property was $15,050 for each of the three-month periods ended March 31, 2007 and 2006.

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

Amortization expense related to the proprietary rights agreement was $88,583 for each of the three-month periods ended March 31, 2007 and 2006.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of an entity controlled by Ronald E. Lusk, the Company’s chairman, which agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

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

Revenue

Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. Amounts received as deposits against future deliveries of products are recorded as deferred revenue on the consolidated balance sheet until such product is delivered and title passes to the customer.

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

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $149,979 and $415,405 for the three-month periods ended March 31, 2007 and 2006, respectively, in selling, general and administrative expenses in the consolidated statements of operations.

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

Earnings per share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 10 and 11.

Comparative Consolidated Financial Statements

Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2007 consolidated financial statements.

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

NOTE 5: INVENTORY

At March 31, 2007, inventory is comprised of the following:

March 31, 2007
Deposits paid to contract manufacturers	$115,870
Raw materials and components	560,682
Finished goods	126,483
$803,035

At March 31, 2007 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $136,000, which is netted against the balance of raw materials and components in the table above.

NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

March 31, 2007
Leasehold improvements	$4,000
Office furniture, fixtures and telephone equipment	97,072
Computer equipment	123,632
Test equipment	94,989
Tooling and molds	201,124
Deposits on equipment	55,523
Total property and equipment	576,340
Accumulated depreciation	(171,953)
$404,387

At March 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.

Intellectual property consists of the following:

March 31, 2007
Intellectual property	$1,204,000
Accumulated amortization	(170,567)
$1,033,433

Proprietary rights agreement consists of the following:

March 31, 2007
Proprietary rights agreement	$1,063,000
Accumulated amortization	(1,003,945)
$59,055

The estimated amortization expense for the next five years ended December 31 for the intangible assets listed above is as follows:

	Amortization Expense
Year ended	Intellectual Property	Proprietary Rights Agreement
2007	$60,200	$147,639
2008	$60,200	-
2009	$60,200	-
2010	$60,200	-
2010	$60,200	-

NOTE 7: LINE OF CREDIT AND GUARANTEES

On June 29, 2006, the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. Between December 29, 2006 and March 7, 2007, the Company increased the total amount of the line of credit to $2,500,000. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the Company (the “Guarantors”). The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At March 31, 2007, the Guarantors had provided guarantees for the entire $2,500,000 of the line of credit. No amounts were drawn against the line of credit at March 31, 2007. At March 31, 2007, Guarantors had also provided guarantees in the amount of $150,000 related to equipment deposits.

The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets.

As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. The Company issued 3,125,000 shares of common stock and 2,175,000 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share and have a five year term. The expiration date of the warrants is shown in Note 11. The fair value of the warrants issued to the Guarantors was $298,014. The value of the common stock issued to the Guarantors is $937,500. At March 31, 2007, the Company accrued $68,282, being the fair value of an additional 350,000 warrants to be issued to Guarantors that had provided additional guarantees for the increase in the line of credit and equipment deposits. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the three-month period ended March 31, 2007, $344,191 was recognized as an expense in the consolidated statement of operations.

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $25,330,000 at March 31, 2007, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $330,000 and $489,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(4,131,891) (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($5,930,000 at March 31, 2007) will be recorded as a tax benefit in the consolidated statement of operations.

NOTE 9: NOTES PAYABLE - RELATED PARTIES
Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $118,750 is recorded as follows:

March 31, 2007
Notes payable - related party - current portion	$75,000
Notes payable - related party - long-term portion	43,750
$118,750

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

In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $0.30 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $1.50 per share. At March 31, 2007, 316,000 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other Income (Expense) in the Consolidated Statement of Operations.

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

During the three-month period ended March 31, 2007, no shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At March 31, 2007, 2,065,653 shares of 6% Convertible Preferred Stock remained outstanding.

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

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $325,977 and $338,504 for the three-month periods ended March 31, 2007 and 2006, respectively. The change in the fair value of the liability for derivative contracts totaled $3,036,241 and $2,491,414 for the three-month periods ended March 31, 2007 and 2006, respectively, and has been credited to Other income/(expense) in the consolidated statements of operations.

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

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.30
Fair Value of the Company’s Common Stock	$0.30	$0.30
Expected life in years	3.1	3.1
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.30%	5.30%
Calculated fair value per share	$0.16	$0.16

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

NOTE 11: STOCKHOLDERS’ EQUITY

March 2007 Private Placement

On March 9, 2007, the Company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The Company issued 13.3 million shares of common stock at a price of $0.30 per share. The Company also issued 10.0 million A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $0.35 per share and have a term of five years. The Company also issued 13.3 million B Warrants for the purchase of additional shares of common of common stock. Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each B Warrant is $0.30 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that will be filed by the Company to register the common stock issued to the investors on March 9, 2007.

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

The Company issued 4,555,000 and 730,000 Incentive Stock Options (“ISO’s”) to employees and directors during the years ended December 31, 2006 and 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. The Company issued 570,000 ISO’s in the first quarter of 2007. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted during 2007, 2006 and 2005:

Exercise price	$0.87 - $0.30
Fair market value of the underlying stock on date of grant	$0.87 - $0.30
Option term	3.0 years - 5.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% - 3.75%
Calculated fair value per share	$0.41 - $0.15

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

The fair value of the options issued during the three-month periods ended March 31, 2007 and 2006 totaled $84,253 and $897,870, respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $99,455 and $442,565 for the three-month periods ended March 31, 2007 and 2006, respectively.

A summary of the option awards under the Company’s 2005 Plan as of March 31, 2007 and changes during the three-month period then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	4,630,000	$0.35
Granted	570,000	0.37
Exercised	-	-
Forfeited	(800,002)	($0.32)

Outstanding and exercisable, end of period	4,399,998	$0.37

Options vested at end of period	3,276,664	$0.36

Weighted average fair value of options granted during the three-month period ended March 31, 2007	$0.15

At March 31, 2007, the average remaining term for outstanding stock options is 3.8 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of March 31, 2007, and changes during the year then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,556,667	$0.25
Granted	570,000	$0.15
Vested	(1,203,331)	($0.20)
Forfeited	(254,501)	($0.20)

Non-vested at end of period	1,123,334	$0.21

As of March 31, 2007, there was a total of $212,913 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended March 31, 2007, was $234,766. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

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

Warrants for the Purchase of Common Stock

At March 31, 2007, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement A Warrants	9,999,949	$0.35	March 9, 2012
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement B Warrants	23,333,214	$0.30 - $0.35	Not determined at March 31, 2007 (see above)
Line of Credit Guarantors (Note 7)	Financing guarantees	2,875,000	$0.30	September 22, 2011 to January 22, 2012
6% Convertible Preferred stockholders (Note 10)	Private Placement	6,759,451	$0.30	May 10, 2010
Financial advisors (Note 10)	Private Placement	575,860	$1.50	May 10, 2010
Giuliani Capital Advisors	Advisory services	825,000	$0.60	February 14, 2010
The Equity Group	Consulting services	750,000	$0.80	February 10, 2010
ICurie	Marketing Agreement	500,000	$0.32	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	160,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		45,478,474

At March 31, 2007, other then the warrants issued to ICurie, all warrants are fully vested. The warrants issued to ICurie vest on the following basis:

Vesting Criteria	% of Warrants to vest
December 31, 2006	25%
December 31, 2007	25%
Upon delivery by ICurie of 100,000th unit	25%
Upon delivery by ICurie of 2,000,000th unit	25%

In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 1,500,000 shares of common stock of ICurie. The vesting schedule for the options received by the Company is the same as the vesting schedule for the warrants that it has issued to ICurie. The strike price of the options is $0.32 per share and the term of the options is five years. At March 31, 2007, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for approximately $10,000 per month under a month to month agreement. The Company has leased space in Satellite Beach, Florida for its research and development and product assembly activities through September 2008 for approximately $4,000 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

Executive Compensation

As of March 31, 2007, the Company was obligated under the terms of employment contracts for three of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $650,000 for 2007.

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

Registration Rights Agreement

In connection with the March 2007 Private Placement (Note 11), the Company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, the Company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 12, 2007, closing date or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415 (a) (1) of the Securities Act.

In connection therewith, on April11, 2007, the Company filed on Form SB-2, a preliminary Registration Statement under the Securities Act of 1933, related to the resale of all common stock that is issued or issuable by the Company in connection with the March 2007 Private Placement.

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

NOTE 13: SUBSEQUENT EVENTS

6% Convertible Preferred Stock Dividends

On April 18, 2007, the Company notified holders of its 6% Convertible Preferred Stock that it would settle the May 10, 2007 dividend on such shares by issuing shares of common stock to the holders. The Company anticipates that it will issue up to 420,000 shares of its common stock to settle such dividend.

Item 2. Management’s Discussion and Analysis

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management's Discussion and Analysis” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), or (iii).

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, changes in interest rates, inability to identify suitable acquisition candidates, successfully consummate acquisitions, and expand our business, risks relating to acquired businesses and integrating acquired businesses, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract or maintain key employees or customers, or ineffectiveness of our marketing programs. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. We disclaim any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the consolidated financial statements and notes thereto included in this report, and other documents filed by us from time to time with the Commission.

Overview

We are a producer of lighting products utilizing Optimized Digital Lighting technology, a refinement of LED technology. We have recently made the transition to an operating company, focusing on sales and growth in the lighting industry marketplace.

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

Results of Operations

Revenues

For the three-month period ended March 31, 2007, total revenues of $139,000, were 27% higher than in the comparable period of 2006. For the three-month periods ended March 31, 2007 and 2006, our revenues consisted of sales of lighting products. Revenue increased in 2007 as the Company began filling orders under a number of distribution contracts it entered into in the fourth quarter of 2006 and early first quarter of 2007.

Cost of Goods Sold

For the three-month period ended March 31, 2007, cost of goods sold were $103,000 compared to $92,000, for the prior year. The increase in cost of goods sold over this period was primarily due to the increased sales volume.

Selling, General and Administrative Expenses

Summarized in the table below are SG&A expenses comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three month period ended:
	March 31, 2007	March 31, 2006
SG&A expenses	$431,000	$562,000

SG&A expenses for the three-month period ended March 31, 2007 decreased approximately 23% from the comparable periods in 2006. SG&A expenses for the three-month period ended March 31, 2007 were primarily related to costs incurred by us for research and development activities, customer testing, sales, marketing and production overhead costs. SG&A expenses were higher in the three-month period ended March 31, 2006 as the Company increased its allowance for obsolete components and raw materials by $86,000. In the three-month period ended March 31, 2006, the Company also incurred approximately $42,000 of expenses related to a marketing agreement it had entered into at that time. These expenses were not incurred in the three-month period ended March 31, 2007.

Compensation and Related Expenses

Summarized in the table below are compensation and related expenses comparing the year ended March 31, 2007 with the year ended March 31, 2006:

	Fir the three month period ended:
	March 31, 2007	March 31, 2006
Compensation and related expenses	$524,000	$999,000

Compensation and related expenses decreased by approximately $475,000 for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 primarily as a result of stock option expenses. We granted 570,000 stock options to officers and employees in the first quarter of 2007. We granted 4,555,000 stock options to employees, officers and directors in the first quarter of 2006. The total amounts of the stock option expense recorded for the three-month periods ended March 31, 2007 and 2006 were approximately $99,000 and $443,000, respectively.

Professional Fees

Summarized in the table below are professional fees comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three month period ended:
	March 31, 2007	March 31, 2006
Professional fees	$258,000	$163,000

Professional fees increased by approximately $95,000 in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. The principal reason for this increase was an increase in the Company’s activity around the filing of its patents. The Company also increased its legal expenses in the first quarter of 2007 related to certain securities filings. The professional fees in the three-month period ended March 31, 2007 related primarily to the filing of patent applications and to costs associated with our requisite securities filings.

Directors’ Fees

Summarized in the table below are directors’ fees comparing the three-month period ended March 31, 2006 with the three-month period ended March 31, 2005:

	For the three month period ended:
	March 31, 2007	March 31, 2006
Directors’ fees	$59,000	$63,000

Total directors’ fees decreased slightly during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. The decrease is due to one of the Company’s independent directors resigning from the Board of Directors in March 2007. Such director’s fees for the first quarter of 2007 were pro-rated for the amount of time that he continued to serve on the Board of Directors during the quarter.

Depreciation and Amortization Expenses

Summarized in the table below are depreciation and amortization expenses comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three month period ended:
	March 31, 2007	March 31, 2006
Depreciation and amortization	$126,000	$125,000

Depreciation and amortization expense increased only slightly in the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006, due to the increased depreciation expense related to capital assets acquired during 2006 and the first quarter of 2007, offset by a reduction in depreciation for assets written off in the first quarter of 2007.

Interest Expense (Net)

Summarized in the table below is interest expense, net of interest income, comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three month period ended:
	March 31, 2007	March 31, 2006
Interest expense (net)	$397,000	$(10,000)

Interest expense, net of interest income, increased substantially in the three-month period ended March 31, 2007 compared to net interest income in the three-month period ended March 31, 2006. In the three-month period ended March 31, 2007, approximately $350,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and stockholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with our lender in June 2006 and the amortization of loan origination fees for the line of credit. Interest expense also increased as a result of the Company having a balance in excess of $2,000,000 under its line of credit for most of the first quarter of 2007, through the closing date of its private placement in March 2007. By comparison, in the first quarter of 2006, we had no significant interest bearing debt.

Other Income (Net)

Summarized in the table below is other income, net of other expenses, comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three monthe period ended:
	March 31, 2007	March 31, 2006
Other income (net)	$2,982,000	$2,491,000

Other income, net of other expenses, decreased by approximately $491,000 in the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006. These amounts are mainly related to changes in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and Bridge Loan Warrants. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for common stock and current interest rates. In the first quarter of 2007 and the first quarter of 2006, the calculation of the change in the value of the derivative instruments was impacted by a reduction in the common stock price of the Company.

Dividends and Accretion of Preferred Stock Redemption Value

Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three-month period ended March 31, 2007 with the three-month period ended March 31, 2006:

	For the three month period ended:
	March 31, 2007	March 31, 2006
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$423,000	$444,000

The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock decreased in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 by approximately 5%. The decrease is due to the fact that three 6% Convertible Preferred stockholders converted 195,313 shares of 6% Convertible Preferred stock to common stock in March 2006. This conversion reduced the future quarterly charges for dividends and accretion of the redemption value of the 6% Convertible Preferred stock.

Liquidity and Capital Resources

We believe our current cash balances together with revenues received from the sale of our products will be sufficient to meet our operating needs in 2007. The actual amount of funds we will need will be determined by several factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the cost and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.  Thus far in 2007, the company estimates that it has recorded revenues and has currently unfulfilled purchase orders for an aggregate of approximately $700,000.

In March 2007, we entered into a Securities Purchase Agreement with a group of accredited investors for a private placement of common stock and A and B Warrants. The private placement resulted in gross proceeds of $4.0 million. We could receive additional proceeds from the private placement from the exercise of the B Warrants. The B Warrants may be exercised at the option of the holder on or prior to the 90th trading day following the effective date of the registration statement we filed on April 11, 2007 pursuant to the private placement.

In June 2006, we negotiated a $2.0 million line of credit with one of our banks. The line of credit is guaranteed by the Guarantors. Between December 2006 and March 2007 the line of credit was amended to increase the amount available thereunder to up to $2.5 million commensurate with the aggregate dollar value of the guarantees provided to the bank by the Guarantors. At March 31, 2007, the Guarantors had provided guarantees for the entire $2.5 million of the line of credit and none of the available line of credit had been drawn by the Company.

On January 4, 2007, we entered into a factoring agreement, also referred to as the working capital facility, between the Company and Allied Capital Partners, L.P. for a one-year term. Pursuant to the working capital facility, we may borrow up to $10.0 million against customer invoices sold or otherwise transferred to Allied Capital. Thus, our ability to borrow under this working capital facility will be limited by the extent of our customer invoices. The working capital facility is anticipated to be secured by our accounts receivables and other credit-related documents received from our customers. Bank of Texas, N.A., which currently holds a first priority security interest on all our personal property assets, has agreed to take a subordinate security interest in such collateral.

We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. We have the right to settle any dividend payment with the issuance of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred stockholders. We paid a cash dividend of approximately $108,000 in February 2006. We issued 423,538 common shares to settle the May 2006 dividend, issued 434,462 common shares to settle the August 10, 2006 dividend, issued 334,168 shares of common stock to settle the November 10, 2006 dividend and issued 306,137 shares of common stock to settle the February 10, 2007 dividend. We expect that we will continue to issue dividends in the form of common stock in 2007 in order to conserve cash.

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

We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. If, as management believes, we are successful marketing our current products and developing additional new products, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources would be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed and to increase our marketing efforts.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of May 8, 2007, there is no pending litigation against us. To our knowledge, there is not any threatened legal action in connection with our activities, other than the following items:

In February 2007, we received a letter from another corporate entity, alleging that our corporate name infringes rights of that other entity. We dispute these allegations.

In March 2007, we received a letter from another unrelated corporate entity, alleging that certain of our products infringe U.S. patents owned by such entity. One of our customers received a similar letter, relating to certain products that the customer purchases from us and then resells. We are currently investigating these allegations to assess whether or not any of the allegations could have merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock and Other Securities Issued During the Quarter

The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

•	On January 5, 2007, we issued 28,572 shares of common stock to two suppliers in a private placement in settlement of its accounts with the individual suppliers.
•	On January 11, 2007, we issued 30,000 shares of common stock to one of our directors in a private placement upon the exercise by the director of common stock warrants.
•	On January 12, 2007, we issued 30,000 shares of common stock to one of our shareholders in a private placement upon the exercise by the shareholder of common stock warrants.
•	On January 22, 2007, we issued 30,000 shares of common stock to one of our directors in a private placement upon the exercise by the director of common stock warrants.
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
•
On March 9, 2007, we issued 13,333,265 shares of common stock to a group of twenty-two accredited investors in a private placement. We also issued A Warrants for the purchase of 9,999,949 shares of common stock to the group of twenty-two accredited investors. The A Warrants have an exercise price of $0.35 per share and have a term of five years. We also issued B Warrants for the purchase of 13,333,265 equity units (comprised of one share of common stock and 0.75 warrants for the purchase of common stock) to the accredited investors. The B Warrants have an exercise price of $0.30 per share and must be exercised on or before the 90th trading day following the effective date of a registration statement to be filed by the Company prior to the 45th day subsequent to the closing of the private placement. The additional warrants to be issued upon the exercise of the B Warrants would have an exercise price of $0.35 per share and would have a term of five years from the date of exercise of the B Warrants. Gross cash proceeds from the financing were $4.0 million and will be used for transaction expenses, working capital and other general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 Other Information

On April 18, 2007, the Company issued a notice to the holders of its 6% Convertible Preferred Stock that it would settle the May 10, 2007 6% Convertible Preferred Stock dividend by issuing common stock. The number of shares of common stock to be issued will be calculated based on a 15% discount to the market price, such market price to be calculated based on the volume weighted average price for the ten trading days preceding May 10, 2007. The Company estimates that it will be required to issue up to 420,000 shares of common stock in settlement of the May 10, 2007 dividend. This common stock will be issued subsequent to the filing of this Form 10-QSB. The amount of the dividend that would otherwise be paid to the holders of the 6% Convertible Preferred Stock is approximately $96,000.

Item 6: Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (1)
3.2	Amended and Restated By-laws of Lighting Science Group Corporation (1)
4.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (2)
4.2	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (3)
4.3	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (3)
4.4	Registration Rights Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the persons and entities listed on Exhibit A thereto (3)
4.5	Warrant dated as of February 15, 2005, by and between Lighting Science Group Corporation and Giuliani Capital Advisors LLC (4)
4.6	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (10)
4.7	Amended and Restated Certificate of Designation (5)
4.8	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (9)
4.9	Form of Warrant A, dated March 9, 2007 (9)
4.10	Form of Warrant B, dated March 9, 2007 (9)
4.11	Form of Warrant, dated __________, 2007 (9)
10.1	Employment Agreement dated as of February 26, 1999 by and between Lighting Science Group Corporation (upon assignment from Iatros Health Network Inc.) and Ronald E. Lusk (6)
10.2	Employment Agreement dated as of June 1, 2004 by and among Lighting Science, Inc., The Phoenix Group Corporation and Fredric Maxik (2)
10.3	Employment Agreement dated as of November 15, 2000 by and between The Phoenix Group Corporation and K. Shane Hartman (6)
10.4	Consulting Agreement dated as of October 6, 2006 between Lighting Science Group Corporation and Philip R. Lacerte (11)
10.5	Loan Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.(8)
10.6	Revolving Promissory Note dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.7	Pledge and Security Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.8	Letter Agreement Amendment to the Loan Agreement dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.9	Amended Revolving Promissory Note dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.10	Factoring Agreement dated as of January 4, 2007 between Lighting Science Group Corporation and Allied Capital Partners, L.P. (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
99.1	Risk Factors (12)

1.	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 12, 2005.
2.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.
4.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.
5.	Incorporated by reference to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007.
6.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
7.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on November 16, 2004.
8.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006.
9.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.
10.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
11.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006.
12.	Incorporated by reference to the section entitled “Risk Factors” in the Registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: May 14, 2007	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: May 14, 2007	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer