Form 10QSB
period 2007-06-30
LIGHTING SCIENCE GROUP CORP
filed 2007-08-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
      YES    X  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date:As of August 8, 2007, there were 110,129,661 shares of Common Stock issued and outstanding and 1,253,153 shares of 6% Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES    X  NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended June 30, 2007

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet as of June 30, 2007
Consolidated Statements of Operations for the three months ended June 30, 2007 and June 30, 2006
Consolidated Statements of Operations for the six months ended June 30, 2007 and June 30, 2006
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006
Notes to Consolidated Financial Statements
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
AS OF June 30, 2007

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,960
Accounts receivable, net of allowance for doubtful accounts (2007 - $1,233)	52,656
Inventory, net of allowances (Note 5)	1,840,717
Prepaid expenses and other current assets	245,903
Total current assets	2,225,236

PROPERTY AND EQUIPMENT, net (Note 6)	547,289

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	2,793,224
Intellectual property, net (Notes 2 and 6)	1,021,660
Goodwill (Note 2)	154,097
Total other assets	3,968,981

TOTAL ASSETS	$6,741,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$609,422
Accrued expenses	56,275
Deferred revenue	165,780
Accrued dividend on 6% Convertible Preferred Stock	29,257
Line of Credit (Note 7)	1,953,173
Note payable - related party - current portion (Note 9)	75,000
Total current liabilities	2,888,907

OTHER LIABILITIES
Note payable - related party - long-term portion (Note 9)	25,000
Liability under derivative contracts (Note 10)	3,174,282
Total other liabilities	3,199,282

TOTAL LIABILITIES	6,088,189

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 1,253,153 shares issued and outstanding, liquidation value of $4,010,090 (Note 10)	1,715,298

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 495,000,000 shares authorized,
89,309,214 shares issued and outstanding	89,309
Additional paid-in-capital	23,525,887
Accumulated deficit (Note 10)	(24,677,177)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,061,981)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,741,506

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue	$254,909	$28,044	$393,629	$136,994
Cost of goods sold	(223,555)	(18,985)	(326,219)	(110,704)
Gross margin	31,354	9,059	67,410	26,290

Operating expenses:
Selling, general and administrative	645,484	459,210	1,076,850	1,083,631
Compensation and related expenses	471,933	568,018	996,408	1,504,498
Professional fees	426,622	163,326	684,909	326,103
Directors fees	49,727	62,500	109,171	125,000
Depreciation and amortization	100,703	125,578	226,502	250,084
Total operating expenses	1,694,469	1,378,632	3,093,840	3,289,316
Operating loss	(1,663,115)	(1,369,573)	(3,026,430)	(3,263,026)

Other income (expense)
Interest income	1,541	2,851	2,516	14,081
Interest expense	(428,973)	(1,559)	(826,494)	(2,910)
Other, net (Note 10)	(2,520,733)	348,345	461,414	2,839,759
Total other income (expense)	(2,948,165)	349,637	(362,564)	2,850,930

Net loss	(4,611,280)	(1,019,936)	(3,388,994)	(412,096)

Dividend on 6% Convertible Preferred Stock and
accretion of preferred stock redemption value (Note 10)	(696,158)	341,590	(273,470)	785,322
Net loss attributable to common stock	$(3,915,122)	$(1,361,526)	$(3,115,524)	$(1,197,418)

Basic net loss per weighted average common share	$(0.05)	$(0.02)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	79,889,519	56,008,218	74,120,449	55,650,833

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATING ACTIVITIES
Net loss	(3,115,524)	$ (1,197,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	319,155	139,801
Expenses paid by issuance of common share warrants	68,282	283,516
Non-cash stock option compensation expense	152,960	561,800
Accretion of 6% convertible preferred stock redemption value	(457,883)	579,061
Fair value adjustment to liabilities under derivative contracts	(654,008)	(2,840,059)
6% Convertible Preferred Stock dividends settled by issuance of common stock	201,302	103,165
Loss on disposal of capital assets	4,095	-
Depreciation and amortization	226,502	250,084
Changes in:
Accounts receivable	57,561	465
Prepaid expenses	888,685	(199,400)
Inventory	(1,408,104)	(22,828)
Accounts payable	265,142	5,464
Accrued expenses and other liabilities	(240,156)	19,320
Deferred revenue	165,780	-
Net cash used by operating activities	(3,526,211)	(2,317,029)

INVESTING ACTIVITIES
Purchase of property and equipment	(243,392)	(63,332)
Net cash used by investing activities	(243,392)	(63,332)

FINANCING ACTIVITIES
Notes payable - related party	(43,750)	-
Receipt of other payments from stockholders	10,977
Proceeds from draws on Line of Credit	(91,775)	484,431
Proceeds from exercise of common stock warrants	316,018	7,031
Proceeds from private placement	3,578,013	-
Net cash provided by (used by) financing activities	3,769,483	491,462

Net increase (decrease) in cash	(120)	(1,888,899)
Cash at beginning of period	86,080	1,984,477
Cash at end of period	85,960	$ 95,578

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of 6% Convertible Preferred Stock to Common Stock	2,271,440	$ 122,871
Interest paid	54,607	$ 2,332
6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Loss	-	$ 108,227

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

On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas - Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, a related party that owned the Series A Preferred Stock, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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

Depreciation expense was $26,543 and $21,944 for the three-month periods ended June 30, 2007 and 2006 and $48,739 and $42,817 for the six-month periods ended June 30, 2007 and 2006, respectively.

Other assets

Other assets consist of intangible assets and an intangible asset arising upon the Company’s emergence from bankruptcy.

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

Amortization expense related to the acquired intellectual property was $15,050 for each of the three-month periods ended June 30, 2007 and 2006 and was $30,100 for each of the six-month periods ended June 30, 2007 and 2006.

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

Amortization expense related to the proprietary rights agreement was $59,055 and $88,583 during the three-month periods ended June 30, 2007 and 2006 and was $147,639 and $177,167 for the six-month periods ended June 30, 2007 and 2006.  At June 30, 2007, the intangible asset related to the proprietary rights agreement was fully amortized.

All other purchased intangible assets are amortized over a period between three and five years.  The Company began amortizing these intangible assets during the three-month period ended June 30, 2007 and the total amortization expense during the three-month period ended June 30, 2007 was not significant.

Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of a related party that agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 - Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.

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

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses.  All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $272,030 and $314,306 for the three-month periods ended June 30, 2007 and 2006, and $422,009 and $729,711 in the six-month periods ended June 30 2007 and 2006,respectively, in selling, general and administrative expenses in the consolidated statements of operations.

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

NOTE 5: INVENTORY

At June 30, 2007, inventory is comprised of the following:

June 30, 2007
Deposits paid to contract manufacturers	$334,125
Raw materials and components	1,379,862
Finished goods	126,730
$1,840,717

At June 30, 2007 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $71,000, which is netted against the balance of raw materials and components in the table above.

NOTE 6:  PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

June 30, 2007
Leasehold improvements	$9,955
Office furniture, fixtures and telephone equipment	97,072
Computer equipment	139,398
Test equipment	96,489
Production equipment	159,324
Tooling and molds	243,577
Total property and equipment	745,815
Accumulated depreciation	(198,526)
$547,289

At June 30, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.

Intellectual property consists of the following:

June 30, 2007
Intellectual property	$1,207,300
Accumulated amortization	(185,640)
$1,021,660

The estimated amortization expense for the next five years ended December 31 for the intangible assets listed above is as follows:

Year ended	Intellectual Property
2007	$60,750
2008	61,300
2009	61,300
2010	60,750
2010	60,200

NOTE 7: LINE OF CREDIT AND GUARANTEES

On June 29, 2006, the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit.  Between December 29, 2006 and March 7, 2007, the Company increased the total amount of the line of credit to $2,500,000.  Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the Company (the “Guarantors”).  The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At June 30, 2007, the Guarantors had provided guarantees for the entire $2,500,000 of the line of credit.  At June 30, 2007, $1,953,173 of the line of credit had drawn by the Company.

The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets. The Company is currently negotiating a renewal of the line of credit.

As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors.  The Company issued 3,125,000 shares of common stock and 2,175,000 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share and have a five year term. The expiration date of the warrants is shown in Note 11. The fair value of the warrants issued to the Guarantors was $298,014.  The value of the common stock issued to the Guarantors is $937,500.  At March 31, 2007, the Company recorded $68,282, being the fair value of an additional 350,000 warrants to be issued to Guarantors that had provided additional guarantees for the increase in the line of credit and equipment deposits.  The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the three-month periods ended June 30, 2007 and 2006, $415,599 and $0 was recognized as an expense in the consolidated statements of operations, respectively.  During the six-month periods ended June 30, 2007 and 2006, $762,916 and $0 was recognized in the consolidated statements of operations, respectively.

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

Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $25,900,000 at June 30, 2007, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of $600,000 and $423,000 for the three-month periods ended June 30, 2007 and 2006 and $900,000 and $912,000 for the six-month periods ended June 30, 2007 and 2006, respectively.  The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(3,727,963) (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.

Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($6,500,000 at June 30, 2007) will be recorded as a tax benefit in the consolidated statement of operations.

NOTE 9:  NOTES PAYABLE – RELATED PARTIES

Note to Phibian S Trust

Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $100,000 is recorded as follows:

June 30, 2007
Notes payable – related party – current portion	$75,000
Notes payable – related party – long-term portion	25,000
$100,000

The Phibian S Trust is a trust for the benefit of the children of Fredric Maxik, the chief technology officer of the Company.  Currently, Mr. Maxik exercises no control over the trust, and has informed us that he disclaims all beneficial ownership in the trust. The note was issued by Lighting Science, Inc. to the trust in exchange for the assignment of certain provisional patents and intellectual property that formed the basis for the acquisition of Lighting Science, Inc. by the Company. The Company is obligated to pay the principal by making 24 equal monthly installments of $6,250 beginning November 30, 2006. The note bears interest at 10% and interest payments will be made on the note semi-annually, on June 15 and December 15.

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

In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $0.30 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $1.50 per share.  At June 30, 2007, 316,000 warrants had been exercised.  In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other Income (Expense) in the Consolidated Statements of Operations.

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

During the three-month period ended June 30, 2007, 812,500 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company.  At June 30, 2007,1,253,153 shares of 6% Convertible Preferred Stock remained outstanding.

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

Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments.  Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock.  Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(783,860) and $240,557 for the three-month periods ended June 30, 2007 and 2006 and $(457,883) and $579,061 for the six-month periods ended June 30, 2007 and 2006, respectively.

The following table presents the change in the fair value of the derivatives for the three- and six-month periods ended June 30, 2007 and 2006:

	Three-Month Period Ended June 30, 2007	Three-Month Period Ended June 30, 2006	Six-Month Period Ended June 30, 2007	Six-Month Period Ended June 30, 2006
Fair value of liability for derivative contracts, beginning of period	$3,208,694	$808,497	$6,290,191	$3,327,437
Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	2,237,028	(348,645)	(799,213)	(2,840,059)
Add fair value of new derivative contracts accounted for using variable accounting during the period	145,205	-	145,205	-
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(2,416,645)	(95,345)	(2,461,901)	(122,871)
Fair value of liability for derivative contracts, end of period	$3,174,282	$364,507	$3,174,282	$364,507

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

	Warrants	Embedded conversion feature associated with the 6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.30
Fair Value of the Company’s Common Stock	$0.39	$0.39
Expected life in years	2.9	2.9
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	5.31%	5.31%
Calculated fair value per share	$0.23	$0.23

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

The Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance.  The fair value of these warrants totaled $290,000 and such amount was charged to other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 63,984 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $0.30 per share. In June 2007, 575,860 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $0.35 per share.  None of the warrants issued to the placement agent and financial advisor were outstanding at June 30, 2007.

NOTE 11:  STOCKHOLDERS’ EQUITY

March 2007 Private Placement

On March 9, 2007, the Company completed a private placement with a group of accredited investors for net proceeds of $3.6 million.  The Company issued 13.3 million shares of common stock at a price of $0.30 per share.  The Company also issued 10.0 million A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $0.35 per share and have a term of five years.  The Company also issued 13.3 million B Warrants for the purchase of additional shares of common stock.  Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock.  The exercise price of each B Warrant is $0.30 per unit.  These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the Company to register the common stock issued to the investors on March 9, 2007.  The Registration statement was declared effective by the SEC on June 28, 2007.  Therefore, all B Warrants must be exercised by the holder on or before November 5, 2007.  Any B Warrants not exercised by November 5, 2007 will expire.

During the three-month period ended June 30, 2007, the holder of 166,667 B Warrants exercised such warrants.  At June 30, 2007, 13.2 million B Warrants and 10.0 million A Warrants were outstanding.

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

The Company issued 4,555,000 and 730,000 Incentive Stock Options (“ISO’s”) to employees and directors during the years ended December 31, 2006 and 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005.  The Company issued 570,000 ISO’s to employees in the first quarter of 2007. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.

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

Exercise price	$0.87 - $0.30
Fair market value of the underlying stock on date of grant	$0.87 - $0.30
Option term	3.0 years – 5.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% - 3.75%
Calculated fair value per share	$0.41 - $0.15

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

The fair value of the options issued during the six-month periods ended June 30, 2007 and 2006 totaled $84,253 and $897,870, respectively.  No options were issued during the three-month periods ended June 30, 2007 and 2006. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $53,505 and $119,235 for the three-month periods ended June 30, 2007 and 2006 and $152,960 and $561,800 for the six-month periods ended June 30, 2007 and 2006, respectively.

A summary of the option awards under the Company’s 2005 Plan as of June 30, 2007 and changes during the three-month period then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of period	4,399,998	$0.36
Granted	-	-
Exercised	-	-
Forfeited	(193,332)	$(0.33)

Outstanding and exercisable, end of period	4,206,666	$0.36

Options vested at end of period	3,109,999	$0.35

Weighted average fair value of options granted during the three-month period ended June 30, 2007	N/A

At June 30, 2007, the average remaining term for outstanding stock options is 3.6 years.

A summary of the status of non-vested shares under the Company’s 2005 Plan as of June 30, 2007, and changes during the year then ended is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,123,334	$0.39
Granted	-	-
Vested	-	-
Forfeited	(26,667)	$(0.37)

Non-vested at end of period	1,096,667	$0.39

As of June 30, 2007, there was a total of $159,406 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended June 30, 2007, was $0. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

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

Warrants for the Purchase of Common Stock

At June 30, 2007, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement A Warrants	10,001,198	$0.35	March 9, 2012 to June 29, 2012
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement B Warrants	23,041,547	$0.30 - $0.35	November 5, 2007
Line of Credit Guarantors (Note 7)	Financing guarantees	2,525,000	$0.30	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 10)	Private Placement	6,759,451	$0.30	May 10, 2010
Giuliani Capital Advisors	Advisory services	825,000	$0.60	February 14, 2010
The Equity Group	Consulting services	750,000	$0.80	February 10, 2010
ICurie	Marketing Agreement	500,000	$0.32	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	160,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	400,000	$0.40	March 2, 2008
Total		44,962,196

At June 30, 2007, other then the warrants issued to ICurie, all warrants are fully vested. The warrants issued to ICurie vest on the following basis:

Vesting Criteria	% of Warrants to vest
December 31, 2006	25%
December 31, 2007	25%
Upon delivery by ICurie of 100,000th unit	25%
Upon delivery by ICurie of 2,000,000th unit	25%

In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 1,500,000 shares of common stock of ICurie.  The vesting schedule for the options received by the Company is the same as the vesting schedule for the warrants that it has issued to ICurie.  The strike price of the options is $0.32 per share and the term of the options is five years. At June 30, 2007, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

Leased office space

The Company occupies office space that is leased by an institutional shareholder of the Company for approximately $10,000 per month under a month to month agreement.  The Company has leased space in Sunrise, Florida for its research and development and product assembly activities through March 2009 for approximately $4,000 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.

From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

Executive Compensation

As of June 30, 2007, the Company was obligated under the terms of employment contracts for three of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $150,000 and $250,000 per year.  The annual compensation for the Company’s executives under these agreements is expected to be approximately $650,000 for 2007.

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

In connection therewith, on April 11, 2007, the Company filed on Form SB-2, a preliminary Registration Statement under the Securities Act of 1933, related to the resale of all common stock that is issued or issuable by the Company in connection with the March 2007 Private Placement.  The Registration Statement was declared effective by the SEC on June 26, 2007.

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

Other Contingencies

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

Our revenues are primarily derived from sales of lowbay fixtures, display lighting fixtures, standard form factor bulbs (including R-16, MR-16, R-20, R-25, R-30, and G-11), candles, and flashlights. Although our financial results are dependent in part on the pricing and cost of these products, they are currently primarily dependent on the level of selling, general and administrative (“SG&A”), compensation and other operating and interest expenses.

Results of Operations

Revenues

For the three- and six-month periods ended June 30, 2007, revenues totaled $255,000 and $394,000, respectively, representing increases of  $227,000 and $257,000 from the revenue levels for the comparable periods of 2006. For the three- and the six-month periods ended June 30, 2007 and 2006, our revenues consisted of sales of lighting products.  Revenue increased in 2007 as the Company began filling orders under a number of distribution contracts it entered into in the fourth quarter of 2006 and early first quarter of 2007.

Cost of Goods Sold

For the three- and six-month periods ended June 30, 2007, cost of goods sold were $224,000 and $326,000, respectively, as compared to $19,000 and $111,000, respectively, for the comparable periods of the prior year.  The increase in cost of goods sold over this period was primarily due to the increased sales volume.

Selling, General and Administrative Expenses

Summarized in the table below are SG&A expenses comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
SG&A expenses	$645,000	$459,000	$1,077,000	$1,084,000

SG&A expenses for the three- and six-month periods ended June 30, 2007 increased by 40% and decreased by less than 1%, respectively, from the comparable periods in 2006. The increase in SG&A expenses for the three-month period ended June 30, 2007 was primarily due to sales and marketing costs related to the implementation of  certain of the new contracts the Company had entered into earlier in 2007.

Compensation and Related Expenses

Summarized in the table below are compensation and related expenses comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Compensation and related expenses	$472,000	$568,000	$996,000	$1,504,000

Compensation and related expenses decreased by approximately $96,000 for the three-month period ended September 30, 2006 and by approximately $508,000 for the six-month period ended June 30, 2007 compared to the respective comparable periods in 2006. The principal reason for the decrease in both periods was related to stock option expenses. Total compensation expenses related to stock options was approximately $54,000 in the three-month period ended June 30, 2007 compared to approximately $120,000 for the comparable period in 2006.  For the six-month period ended June 30, 2007, total compensation expense related to stock options was approximately $153,000 compared to approximately $562,000 in the comparable period of 2006. In the first quarter of 2007,  the Company granted stock options to plan participants for 570,000 shares of common stock compared to 4,555,000 shares of common stock in the same period in 2006.

Professional Fees

Summarized in the table below are professional fees comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Professional fees	$427,000	$163,000	$685,000	$386,000

Professional fees increased by approximately $264,000 in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. The principal reason for this increase was that the Company had recorded expenses during the three-month period ended June 30, 2006 related to contracts entered into with certain consultants during the fourth quarter of 2006 and the first quarter of 2007.  The Company also increased expenses related to filing and maintaining its patents in the three months ended June 30, 2007. Professional fees for the six-month period ended June 30, 2007 were approximately $299,000 higher than for the comparable period in 2006, mainly due to costs being incurred in the six-month period ended June 30, 2007 related to certain consulting contracts entered into in the fourth quarter of 2006 and the first quarter of 2007 and due to an increase in costs related to filing and maintaining the Company’s patents.

Directors’ Fees

Summarized in the table below are directors’ fees comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Directors’ fees	$50,000	$63,000	$109,000	$125,000

Directors’ fees decreased to approximately $50,000 in the three-month period ended June 30, 2007 from $63,000 in the three-month period ended June 30, 2006. The decrease is related to one member of the Board of Directors resigning in March 2007.  Therefore, the Company only paid directors fees to four members of its Board of Directors in the second quarter of 2007, compared to paying directors fees to five members in the second quarter of 2006. Total directors fees decreased to $109,000 in the six-month period ended June 30, 2007 from $125,000 for the six-month period ended June 30, 2006. The decrease is due primarily to the resignation of one of the Company’s director’s in March 2007.

Depreciation and Amortization Expenses

Summarized in the table below are depreciation and amortization expenses comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Depreciation and amortization	$101,000	$126,000	$227,000	$250,000

Depreciation and amortization expense decreased in each of the three-month and six-month periods ended June 30, 2007 as compared to the similar periods in 2006, as the reduction in the amortization of intangible assets related to the proprietary rights agreement more than offset a small increase in depreciation expense related to capital assets acquired subsequent to June 2006.  Through May 31, 2007, the value assigned to the proprietary rights agreement was being amortized over a three-year period.  The underlying agreement that gave rise to this intangible asset expired in May 2007 and the asset was fully amortized at the expiration date.

Interest Expense (Net)

Summarized in the table below is interest expense, net of interest income, comparing the three- and six-month periods ended June 30, 2006 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest expense (net)	$427,000	$(1,000)	$824,000	$(11,000)

Interest expense, net of interest income, increased substantially in each of the three-month and six-month periods ended June 30, 2007 compared to the respective comparable periods in 2006.  In the three-month period ended June 30, 2007, approximately $412,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and stockholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with the Company’s lender in June 2006 and for guarantees related to certain equipment deposits placed by the Company in March 2007.  The increase in interest expense relates primarily to the interest expense paid on the balance of the line of credit that was drawn upon by the Company.  In the three months ended June 30, 2006, the Company had no significant interest bearing debt as all amounts previously borrowed from a group of officers and directors were either repaid from the proceeds of the issue of the 6% Convertible Preferred Stock or were converted to 6% Convertible Preferred Stock. For the six-month period ended June 30, 2007, interest expense increased mainly due to $757,000 related to amortization of the guarantee fees and the interest payable on balances due under the line of credit.  In the six-month period ended June 30, 2006, the Company had no significant interest bearing debt and had no guarantees in place.

Other Income (Net)

Summarized in the table below are other income, net of other expenses, comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Other income (net)	$(2,521,000)	$348,000	$461,000	$2,840,000

Other income (expense), decreased from an income of $348,000 in the three-month period ended June 30, 2006 to an expense of $(2,521,000) in the three-month period ended June 30, 2007. The majority of this decrease is related to a significant increase in the value of the derivative instruments (preferred stock conversion rights and common share purchase warrants) related to the 6% Convertible Preferred Stock and the Director Bridge Loan Warrants. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for common stock and current interest rates. For the six-month period ended June 30, 2007, other income (expense) decreased from an income of $2,840,000 to an income of 461,000 for the six months ended June 30, 2007. The expense in the six-month period ended June 30, 2007 is mainly due to adjustments in the value of the derivative instruments related to the 6% Convertible Preferred Stock and the Directors Bridge Loan Warrants.

Dividends and Accretion of Preferred Stock Redemption Value

Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three- and six-month periods ended June 30, 2007 with the three- and six-month periods ended June 30, 2006:

	For the Three-Month Period Ended:		For the Six-Month Period Ended:
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$(696,000)	$342,000	$(273,000)	$785,000

The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock decreased significantly in the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006. Holders of 812,500 shares of 6% Convertible Preferred Stock elected to convert their 6% Convertible Preferred Stock to common stock in June 2007.  The Company accretes the redemption value of the 6% Convertible Preferred Stock on a straight-line basis over the five-year term of the 6% Convertible Preferred Stock. Upon conversion to common stock, any accrued redemption value for the 6% Convertible Preferred Stock is reversed and a credit to the expense is recorded.  During June 2007, a credit of approximately $1,113,000 was recorded related to the shares of 6% Convertible Preferred Stock that were converted to common stock.  As the shares of 6% Convertible Preferred Stock were converted prior to the end of June, the total expense of the dividends was also reduced from that in the comparable period in the prior year.

Liquidity and Capital Resources

We believe our current cash balances together with revenues received from the sale of our products will be sufficient to meet our operating needs in 2007. The actual amount of funds we will need will be determined by several factors, many of which are beyond our control. These factors include timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the cost and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.  Thus far in 2007, the company estimates that it has recorded revenues and has currently unfulfilled purchase orders for an aggregate of approximately $850,000.

Currently, our strategy includes the outsourcing of manufacturing operations.  Accordingly, except for any expenditures required to produce production tooling and molds for use by our contract manufacturers, we have made minimal investments in plant and equipment.  If we increase sales and product deliveries, we may be required to make additions to our operations, administrative and management teams.  Further, if we were to undertake the manufacture of certain or all of our products, capital expenditures would increase.

In March 2007, we entered into a Securities Purchase Agreement with a group of accredited investors for a private placement of common stock and A and B Warrants. The private placement resulted in gross proceeds of $4.0 million. In June 2007, the Company received gross proceeds of $50,000 from the exercise of B Warrants by one investor.  Subsequent to June 30, 2007, the Company has received gross proceeds of $5,160,000 from the exercise of A and B Warrants by certain investors.  We could receive additional proceeds from the private placement from the exercise of the B Warrants. B Warrants with a gross exercise price of $540,000 may be exercised at the option of the holder on or prior to November 5, 2007.  The remaining A Warrants have a five year term and may be exercised by the holders at any time prior to the expiration.

In June 2006, we negotiated a $2.0 million line of credit with one of our banks. The line of credit is guaranteed by the Guarantors. Between December 2006 and March 2007 the line of credit was amended to increase the amount available thereunder to up to $2.5 million commensurate with the aggregate dollar value of the guarantees provided to the bank by the Guarantors. At June 30, 2007, the Guarantors had provided guarantees for the entire $2.5 million of the line of credit and $1.9 million of the available line of credit had been drawn by the Company.

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

We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. We have the right to settle any dividend payment with the issuance of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred stockholders. We paid a cash dividend of approximately $108,000 in February 2006. We issued 423,538 common shares to settle the May 2006 dividend, issued 434,462 common shares to settle the August 10, 2006 dividend, issued 334,168 shares of common stock to settle the November 10, 2006 dividend and issued 306,137 shares of common stock to settle the February 10, 2007 dividend. We expect that we will continue to issue dividends in the form of common stock in 2007 in order to conserve cash. The total number of shares of common stock that the Company expects to issue to settle its 6% Convertible Preferred Stock dividends for the balance of 2007 is forecasted to decline significantly compared to previous dividend payments in 2007 because 812,500 shares of 6% Convertible Preferred Stock were converted to common stock in June 2007 and an additional 386,900 shares of 6% Convertible Preferred Stock have been converted subsequent to June 30, 2007.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of August 7, 2007, there is no pending litigation against us. To our knowledge, there is not any threatened legal action in connection with our activities, other than the following items:

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

•
On June 12, 2007, we issued to two holders of 6% Convertible Preferred Stock, 2,773,333 shares of common stock, in a private placement, upon conversion of  260,000 shares of 6% Convertible Preferred Stock;

•
On June 15, 2007, we issued to two holders of 6% Convertible Preferred Stock, 1,226,667 shares of common stock, in a private placement, upon conversion of  115,000 shares of 6% Convertible Preferred Stock;

•
On June 15, 2007, we issued to two holders of 6% Convertible Preferred Stock, 4,666,667 shares of common stock, in a private placement, upon conversion of  437,500 shares of 6% Convertible Preferred Stock;

•	On June 29, 2007, we issued 575,860 shares of common stock, in a private placement, upon the exercise of common stock warrants.
•
On June 29, 2007, we issued to a holder of B Warrants 166,667 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 125,000 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•	On June 29, 2007, the Company issued 157,521 shares of common stock to four suppliers in a private placement to settle our accounts with the individual suppliers;
•	On June 29, 2007, the Company issued 134,000 shares of common stock to two members of its Advisory Board in a private placement as settlement of the Advisory board members fees;
•
On June 29, 2007, the Company issued 325,660 shares of common stock to its five outside directors in a private placement for services rendered in the three-month periods ended March 31, 2007 and June 30, 2007;

•
On July 5, 2007, we issued to two holders of B Warrants 3,333,333 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 2,499,999 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•	On July 7, 2007, the Company issued to two stockholders 2,499,999 shares of common stock in a private placement upon the exercise of the A Warrants;
•
On July 10, 2007, we issued to two holders of 6% Convertible Preferred Stock, 1,993,600 shares of common stock, in a private placement, upon conversion of  186,900 shares of 6% Convertible Preferred Stock;

•
On July 12, 2007, we issued to two holders of B Warrants 1,666,666 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 1,250,000 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•
On July 20, 2007, we issued to two holders of 6% Convertible Preferred Stock, 1,600,000 shares of common stock, in a private placement, upon conversion of  150,000 shares of 6% Convertible Preferred Stock;

•	On July 20, 2007, the Company issued to two stockholders 1,400,000 shares of common stock in a private placement upon the exercise of the A Warrants;
•
On July 23, 2007, we issued to three holders of B Warrants 266,600 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 199,950 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•
On July 26, 2007, we issued to a holder of B Warrants 833,333 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 625,000 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•
On July 27, 2007, we issued to a holder of B Warrants 333,333 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 250,000 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•
On July 31, 2007, we issued to four holders of B Warrants 3,269,666 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holders of such B Warrants, in a private placement, 2,452,250 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•	On August 2, 2007, the Company issued to two stockholders 825,000 shares of common stock in a private placement upon the exercise of warrants;
•
On August 2, 2007, the Company granted to three employees, in a private placement, 410,000 options for the purchase of common stock.  The strike price of the options is $0.54 per common share and the options have a term of three years;

•
On August 2, 2007, the Company granted to two directors, in a private placement, 250,000 options for the purchase of common stock.  The strike price of the options is $0.54 per common share and the options have a term of seven years;

•	On August 7, 2007, we issued to a holder of 6% Convertible Preferred Stock, 533,333 shares of common stock, in a private placement, upon conversion of 50,000 shares of 6% Convertible Preferred Stock;
•	On August 7, 2007, the Company issued to two stockholders 1,100,000 shares of common stock in a private placement upon the exercise of the A Warrants;
•
On August 7, 2007, we issued to a holder of B Warrants 1,666,667 shares of common stock, in a private placement, upon exercise of such B Warrants.  Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, 1,250,000 additional A Warrants for the purchase of common stock.  The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue;

•	On August 10, 2007, the Company issued in a private placement 350,000 warrants for the purchase of common stock to two guarantors;
•	On August 10, 2007, the Company issued to its President and Chief Operating Officer 5,000,000 shares of common stock in a private placement, in accordance with the terms of his employment agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 Other Information

None.

Item 6: Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (1)
3.2	Amended and Restated By-laws of Lighting Science Group Corporation (1)
4.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (2)
4.2	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (3)
4.3	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (3)
4.4	Registration Rights Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the persons and entities listed on Exhibit A thereto (3)
4.5	Warrant dated as of February 15, 2005, by and between Lighting Science Group Corporation and Giuliani Capital Advisors LLC (4)
4.6	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (10)
4.7	Amended and Restated Certificate of Designation (5)
4.8	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (9)
4.9	Form of Warrant A, dated March 9, 2007 (9)
4.10	Form of Warrant B, dated March 9, 2007 (9)
4.11	Form of Warrant, dated __________, 2007 (9)
10.1	Employment Agreement dated as of February 26, 1999 by and between Lighting Science Group Corporation (upon assignment from Iatros Health Network Inc.) and Ronald E. Lusk (6)
10.2	Employment Agreement dated as of June 1, 2004 by and among Lighting Science, Inc., The Phoenix Group Corporation and Fredric Maxik (2)
10.3	Employment Agreement dated as of November 15, 2000 by and between The Phoenix Group Corporation and K. Shane Hartman (6)
10.4	Consulting Agreement dated as of October 6, 2006 between Lighting Science Group Corporation and Philip R. Lacerte (11)
10.5	Loan Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A.(8)
10.6	Revolving Promissory Note dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.7	Pledge and Security Agreement dated as of June 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (8)
10.8	Letter Agreement Amendment to the Loan Agreement dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.9	Amended Revolving Promissory Note dated as of December 29, 2006 between Lighting Science Group Corporation and Bank of Texas, N.A. (5)
10.10	Factoring Agreement dated as of January 4, 2007 between Lighting Science Group Corporation and Allied Capital Partners, L.P. (5)
10.11	Employment Agreement dated August 2, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)
99.1	Risk Factors (12)

1.	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 12, 2005.
2.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.
4.	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.
5.	Incorporated by reference to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007.
6.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
7.	Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on November 16, 2004.
8.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006.
9.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.
10.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.
11.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006.
12.	Incorporated by reference to the section entitled “Risk Factors” in the Registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
13	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: August 14 2007	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: August 14, 2007	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer