Form 10QSB/A
period 2007-06-30
LIGHTING SCIENCE GROUP CORP
filed 2007-08-30
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
(Amendment No. 1)

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: August 30 2007	By /s/ RONALD E. LUSK
Ronald E. Lusk
Chief Executive Officer

Date: August 30, 2007	By /s/ STEPHEN A. HAMILTON
Stephen A. Hamilton
Chief Financial Officer and Principal Accounting Officer