Form 10QSB
period 2007-09-30
LIGHTING SCIENCE GROUP CORP
filed 2007-11-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-20354
Lighting Science Group Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	23-2596710

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
2100 McKinney Ave., Suite 1515, Dallas, Texas 75201

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
☑ YES  ☐ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☑ NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES  ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of November 1, 2007, there were 434,486,291 shares of Common Stock issued and outstanding, 515,653 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ YES  ☑ NO

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-QSB
For the Quarter Ended September 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF September 30, 2007

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,234,871
Accounts receivable	$41,861
Inventory, net of allowances (Note 5)	$2,137,581
Prepaid expenses and other current assets (Note 11)	$939,841

Total current assets	4,354,154

PROPERTY AND EQUIPMENT, net (Note 6)	$587,409

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 3)	$2,793,224
Intellectual property, net (Notes 2 and 6)	$1,006,334
Prepaid expenses — long-term portion (Note 11)	$1,214,588
Goodwill (Note 2)	$154,097

Total other assets	5,168,243

TOTAL ASSETS	$10,109,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$736,474
Accrued expenses (Note 11)	$3,086,067
Accrued dividends on 6% Convertible Preferred Stock	$19,642
Note payable — related party — current portion (Note 9)	$75,000

Total current liabilities	3,917,183

OTHER LIABILITIES
Note payable — related party — long-term portion (Note 9)	$12,500
Liability under derivative contracts (Note 10)	$1,903,107

Total other liabilities	1,915,607

TOTAL LIABILITIES	5,832,790

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 515,653 shares issued and outstanding, liquidation value of $1,650,090 (Note 10)	$789,351

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 495,000,000 shares authorized, 115,567,251 shares issued and outstanding	$115,567
Additional paid-in-capital	$31,933,623
Accumulated deficit	$(28,561,525)

TOTAL STOCKHOLDERS’ EQUITY	3,487,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,109,806

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$451,678	$125,522	$845,307	$262,516
Cost of goods sold	(324,294)	(107,094)	(650,513)	(217,798)

Gross margin	127,384	18,428	194,794	44,718

Operating expenses:
Selling, general and administrative	1,375,468	344,921	2,452,318	1,428,551
Compensation and related expenses	1,442,600	624,139	2,439,008	2,128,637
Professional fees	559,785	96,585	1,244,694	422,688
Directors fees	70,000	260,530	179,171	385,530
Depreciation and amortization	53,880	127,291	280,382	377,375

Total operating expenses	3,501,733	1,453,466	6,595,573	4,742,781

Operating loss	(3,374,349)	(1,435,038)	(6,400,779)	(4,698,063)

Other income (expense)
Interest income	14,888	901	17,404	14,982
Interest expense	(116,208)	(172,451)	(942,702)	(175,361)
Other, net (Note 10)	(1,281,823)	314,240	(820,409)	3,153,998

Total other income (expense)	(1,383,143)	142,690	(1,745,707)	2,993,619

Net loss	(4,757,492)	(1,292,348)	(8,146,486)	(1,704,444)

Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value (Note 10)	(873,143)	432,091	(1,146,613)	1,217,413

Net loss attributable to common stock	$(3,884,349)	$(1,724,439)	$(6,999,873)	$(2,921,857)

Basic net loss per weighted average common share	$(0.04)	$(0.03)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding	106,749,254	58,191,254	85,116,237	56,283,577

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2007	30, 2006
OPERATING ACTIVITIES
Net loss	$(6,999,873)	$(2,921,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	639,155	1,211,708
Expenses paid by issuance of common share warrants	260,541	283,516
Non-cash stock option compensation expense	323,799	680,110
Accretion of 6% convertible preferred stock redemption value	(1,383,830)	912,283
Fair value adjustment to liabilities under derivative contracts	520,814	(3,154,299)
6% Convertible Preferred Stock dividends settled by issuance of common stock	242,774	203,091
Loss on disposal of assets	4,095	—
Depreciation and amortization	280,382	377,374
Changes in:
Accounts receivable	68,356	(9,069)
Prepaid expenses	(1,019,841)	(985,430)
Inventory	(1,704,968)	129,594
Accounts payable	392,194	57,473
Accrued expenses and other liabilities	2,780,021	143,420

Net cash used by operating activities	(5,596,380)	(3,072,086)

INVESTING ACTIVITIES
Purchase of property and equipment	(322,066)	(116,931)

Net cash used by investing activities	(322,066)	(116,931)

FINANCING ACTIVITIES
Loans from directors and officers	—	30,000
Receipt of other payments from stockholders	10,977	—
Proceeds from draws on Line of Credit	(2,044,948)	1,253,804
Notes payable	(56,250)	—
Proceeds from exercise of common stock warrants	5,579,446	7,031
Proceeds from private placement	3,578,012	—

Net cash provided by financing activities	7,067,237	1,290,835

Net increase (decrease) in cash	1,148,791	(1,898,182)

Cash at beginning of period	86,080	1,984,477

Cash at end of period	$1,234,871	$86,295

Interest paid	$97,784	$19,974

6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Loss	$—	$108,227

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of 6% Convertible Preferred Stock to Common Stock	$4,730,505	$122,871

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company’s wholly owned subsidiary during the periods was LSGC LLC. Prior to February 1, 2007, the Company owned 80% of the common equity of LSGC LLC and on February 1, 2007 it acquired a 100% interest in the joint venture for a nominal purchase price. LSGC LLC had no significant operations during the periods covered by these financial statements. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
With its acquisition of certain intellectual property rights on June 1, 2004 (see Note 2); the Company entered the field of solid state lighting. The Company designs, assembles and markets products for the commercial, industrial and consumer lighting markets. The Company has formed strategic alliances with a major parking facilities operator and a financial advisory services firm to target municipalities, public utility corporations, universities, large mall owners, parking lot owners, and other organizations as customers and partners for the Company’s products.
On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas — Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, a related party that owned the Series A Preferred Stock, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan – the exchange of debt for greater than 50% of the equity in the restructured entity – qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 — Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of employee benefits and prepaid insurance. Prepaid expenses are amortized over the period during which the service is provided or the length of the specific contract.
Property and equipment
Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.
Depreciation expense was $38,544 and $23,657 for the three-month periods ended September 30, 2007 and 2006 and $87,294 and $53,836 for the nine-month periods ended September 30, 2007 and 2006, respectively.
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
Amortization expense related to the acquired intellectual property was $15,050 for each of the three-month periods ended September 30, 2007 and 2006 and was $45,150 for each of the nine-month periods ended September 30, 2007 and 2006.

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
Amortization expense related to the proprietary rights agreement was $0 and $88,583 during the three-month periods ended September 30, 2007 and 2006 and was $147,938 and $265,749 for the nine-month periods ended September 30, 2007 and 2006. At September 30, 2007, the intangible asset related to the proprietary rights agreement was fully amortized.
All other purchased intangible assets are amortized over a period between three and five years. The Company began amortizing these intangible assets during the three-month period ended June 30, 2007 and the total amortization expense during the three-month period ended September 30, 2007 was not significant.
Reorganization Value
As a result of the terms of the Plan, $2,793,224 is reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of a related party that agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 — Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.
Impairment
The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.
Based upon its internal review as of September 30, 2007, the Company has determined that no impairment to the Company’s intangible assets has occurred.
Financial Instruments
The Company has issued certain preferred stock and warrants, the terms of which qualify these financial instruments under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities, as derivatives. Such derivatives have not been designated as hedging instruments. Accordingly, all derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in Other Income (Expense).
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or molds. The Company has recorded research and development costs of $276,095 and $209,075 for the three-month periods ended September 30, 2007 and 2006, and $698,104 and $938,786 in the nine-month periods ended September 30 2007 and 2006,respectively, in selling, general and administrative expenses in the consolidated statements of operations.
Stock Based Compensation
On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the annual shareholders meeting in December 2006. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.
Income taxes
The Company employs the asset and liability method in accounting for income taxes pursuant to SFAS No. 109 — Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.
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
The Company accounted for the acquisition as a purchase using the accounting standards established by SFAS No. 141 — Business Combinations, and No. 142 — Goodwill and Other Intangible Assets.
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

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107 — Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.
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
NOTE 5: INVENTORY
At September 30, 2007, inventory is comprised of the following:

September 30,
2007
Deposits paid to contract manufacturers	$360,409
Raw materials and components	1,643,038
Finished goods	134,134

$2,137,581

At September 30, 2007 the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $295,000, which is netted against the balance of raw materials and components in the table above.
NOTE 6: PROPERTY, EQUIPMENT AND OTHER ASSETS
Property and equipment consists of the following:

September 30,
2007
Leasehold improvements	$14,225
Office furniture, fixtures and telephone equipment	151,850
Computer equipment	154,234
Test equipment	96,489
Production equipment	159,324
Tooling and molds	248,368

Total property and equipment	824,490
Accumulated depreciation	(237,081)

$587,409

At September 30, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.
Intellectual property consists of the following:

September 30,
2007
Intellectual property	$1,207,300
Accumulated amortization	(200,966)

$1,006,334

The estimated amortization expense for the next five years ended December 31 for the intangible assets listed above is as follows:

Intellectual
Year ended	Property
2007	$61,300
2008	$61,300
2009	$61,300
2010	$61,300
2010	$61,300
NOTE 7: LINE OF CREDIT AND GUARANTEES
In June 2006, the Company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. The Company increased the line of credit to $2,500,000 between January and March 2007. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the Company (the “Guarantors”). The amount of the line of credit available for use by the Company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time. At September 30, 2007, no amount was drawn against the line of credit.
The line of credit has a term of one year and provides for monthly payments of interest only at prime plus 1%. Subsequent to the expiration of the initial term of the line of credit, the Company had extended the term of the line of credit through September 30, 2007. The Company also entered into a Security and Pledge Agreement with the bank on June 29, 2006 which gives the bank a general security interest in all of the Company’s personal property assets. The Company is currently negotiating a renewal of the line of credit.
As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. The Company issued 3,125,000 shares of common stock and 2,525,000 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $0.30 per common share and have a five year term. The expiration date of the warrants is shown in Note 11. The fair value of the warrants issued to the Guarantors was $366,296. The value of the common stock issued to the Guarantors is $937,500. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the three-month periods ended September 30, 2007 and 2006, $85,230 and $105,392 was recognized as an expense in the consolidated statements of operations, respectively. During the nine-month periods ended September 30, 2007 and 2006, $854,396 and $105,392 was recognized in the consolidated statements of operations, respectively.
In October 2007, the Company terminated the line of credit agreement with the bank. The bank subsequently released all guarantees that it had received from the Guarantors.
NOTE 8: INCOME TAXES
The Company accounts for corporate income taxes in accordance with SFAS No. 109 — Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.
Other than the deferred tax asset relating to the Company’s net operating losses, which totaled approximately $26,300,000 at September 30, 2007, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a change in the valuation allowance of approximately $400,000 and $648,000 for the three-month periods ended September 30, 2007 and 2006 and $1,430,000 and $1,560,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. The net operating loss carryforwards are available to offset future taxable income of the Company. These net operating losses expire from 2008 through 2020. The cumulative change in the fair value under derivative contracts of approximately $(2,553,140) (Note 10) has been treated as a permanent difference to calculate the total net operating losses available for carryforward to offset future periods’ taxable income.
Benefits realized in future periods from the application of net operating losses incurred prior to September 26, 2003 of $19,400,000 will first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and, thereafter, will be credited to additional paid in capital. Any benefits realized in future periods from net operating loss carryforwards generated after September 26, 2003 ($6,900,000 at September 30, 2007) will be recorded as a tax benefit in the consolidated statements of operations.
NOTE 9: NOTES PAYABLE – RELATED PARTIES
Note to Phibian S Trust
Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which the remaining balance of $100,000 is recorded as follows:

September 30,
2007
Notes payable – related party – current portion	$75,000
Notes payable – related party – long-term portion	12,500

$87,500

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
In October 2007, the Company paid the remaining balance of the note, including any accrued interest thereon.
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
In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $0.30 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $1.50 per share. At September 30, 2007, 316,000 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other Income (Expense) in the Consolidated Statements of Operations.
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
During the three-month period ended September 30, 2007, 737,500 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At September 30, 2007, 515,653 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the 6,782,889 outstanding warrants from $0.96 per common share to $0.30 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. Subsequent to the adjustment of the exercise price of the warrants, a holder of warrants exercised its warrants to purchase 23,438 common shares. No warrants were exercised in the three-month period ended September 30, 2007.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(925,947) and $333,222 for the three-month periods ended September 30, 2007 and 2006 and $(1,383,830) and $912,283 for the nine-month periods ended September 30, 2007 and 2006, respectively. The accretion of the discount is negative in each of the three-month and nine-month periods ended September 30, 2007 due to the large number of shares of 6% Convertible Preferred stock that were converted by the holders during those periods.
The following table presents the change in the fair value of the derivatives for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three-Month	Three-Month	Nine-Month	Nine-Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Fair value of liability for derivative contracts, beginning of period	$3,174,282	$364,507	$6,290,191	$3,327,437
Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	1,320,027	(314,240)	520,814	(3,154,299)
Add fair value of new derivative contracts accounted for using variable accounting during the period	—	—	145,205	—
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(2,591,202)	—	(5,053,103)	(122,871)

Fair value of liability for derivative contracts, end of period	$1,903,107	$50,267	$1,903,107	$50,267

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of September 30, 2007 are as follows:

		Embedded conversion feature associated with the
	Warrants	6% Convertible Preferred Stock
Exercise/Conversion Price	$0.30	$0.30
Fair Value of the Company’s Common Stock	$0.45	$0.45
Expected life in years	2.6	2.6
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	4.58%	4.58%
Calculated fair value per share	$0.27	$0.27
The 6% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and would also qualify as “Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer” as defined by Accounting Series Release (“ASR”) No. 268 — Redeemable Preferred Stocks. The conversion feature associated with the 6% Convertible Preferred Stock is not a nonsubstantive or minimal feature and therefore the provisions of ASR No. 268 have been applied in classifying the 6% Convertible Preferred Stock separate from Stockholders’ Equity (Deficit).
The Company issued warrants to purchase a total of 639,844 shares of the Company’s common stock at an initial exercise price of $1.50 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 63,984 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $0.30 per share. In June 2007, 575,860 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $0.35 per share. None of the warrants issued to the placement agent and financial advisor were outstanding at September 30, 2007.
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
During the three-month period ended September 30, 2007, the holders of 11,369,666 B Warrants exercised such warrants. During the three-month period ended September 30, 2007, the holders of 5,399,899 A Warrants exercised such warrants. At September 30, 2007, 1,797,000 B Warrants and 13,252,249 A Warrants were outstanding.

Equity Based Compensation Plan
Effective September 1, 2005, the Company implemented the Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.
The Company issued 4,555,000 and 730,000 Incentive Stock Options (“ISO’s”) to employees and directors during the years ended December 31, 2006 and 2005, respectively, and 50,000 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. The Company issued 570,000 ISO’s to employees in the first quarter of 2007. and an additional 1,160,000 ISO’s to employees and directors in the third quarter of 2007. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.
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

Exercise price	$0.87 - $0.30
Fair market value of the underlying stock on date of grant	$0.87 - $0.28
Option term	3.0 years - 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% - 3.75%

Calculated fair value per share	$0.41 - $0.15
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
The fair value of the options issued during the three-month periods ended September 30, 2007 and 2006 were $329,800 and $0. The fair value of the options issued during the nine-month periods ended September 30, 2007 and 2006 totaled $414,053 and $897,870, respectively. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $170,839 and $118,310 for the three-month periods ended September 30, 2007 and 2006 and $323,799 and $680,110 for the nine-month periods ended September 30, 2007 and 2006, respectively.

A summary of the option awards under the Company’s 2005 Plan as of September 30, 2007 and changes during the three-month period then ended is presented below:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price
Outstanding and exercisable, beginning of period	4,206,666	$0.36
Granted	1,160,000	$0.49
Exercised	—	—
Forfeited	(13,333)	($0.37)

Outstanding and exercisable, end of period	5,353,333	$0.39

Options vested at end of period	3,483,333	$0.37

Weighted average fair value of options granted during the three-month period ended September 30, 2007	$0.28

At September 30, 2007, the average remaining term for outstanding stock options is 3.4 years.
A summary of the status of non-vested shares under the Company’s 2005 Plan as of June 30, 2007, and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
Non-vested Stock Options	Shares	Fair Value
Non-vested at beginning of period	1,096,667	$0.39
Granted	1,160,000	$0.49
Vested	(386,667)	($0.49)
Forfeited	—	—

Non-vested at end of period	1,870,000	$0.43

As of September 30, 2007, there was a total of $316,665 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended September 30, 2007, was $109,933. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.
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
Restricted Stock Agreement
In August 2007, the Company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 5,000,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the issue of the grant. The Company has valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the consolidated statement of operations over an estimated period of 2.5 years. In the three-month period ended September 30, 2007, $772,991 has been recognized as compensation expense.
The Company recorded the remaining unamortized balance as a Prepaid Expense and has recorded the unamortized balance of the compensation expense related to the restricted stock award as follows:

September 30,
2007
Prepaid expenses and other current assets	$662,421
Prepaid expenses – long-term portion	1,214,588

$1,877,009

As the common stock was not issued to the executive at September 30, 2007, the obligation for the issuances has been recorded in accrued expenses.
Warrants for the Purchase of Common Stock
At September 30, 2007, the Company has issued the following warrants for the purchase of common stock:

	Reason for	No. of common	Exercise
Warrant Holder	Issuance	shares	Price	Expiry date
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement A Warrants	13,252,249	$0.35	March 9, 2012 to June 29, 2012
Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement B Warrants	3,144,750	$0.30 - $0.35	November 5, 2007
Line of Credit Guarantors (Note 7)	Financing guarantees	2,525,000	$0.30	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 10)	Private Placement	6,525,076	$0.30	May 10, 2010
The Equity Group	Consulting services	750,000	$0.80	February 10, 2010
ICurie	Marketing Agreement	125,000	$0.32	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	160,000	$1.50	April 20, 2010
ABM Industries Inc.	Marketing services	1,150,000	$0.40 - $0.52	March 2, 2008

				through July 31, 2009
Total		27,632,075

At September 30, 2007, all warrants are fully vested.
In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 375,000 shares of common stock of ICurie. The strike price of the options is $0.32 per share and the term of the options is five years. At September 30, 2007, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Leased office space
At September 30, 2007, Company occupied office space that is leased by an institutional shareholder of the Company for approximately $10,000 per month under a month to month agreement. Beginning in October 2007, the Company has leased space for with a cost of approximately $17,000 per month. The Company has leased space in Sunrise, Florida for its research and development and product assembly activities through March 2009 for approximately $4,000 per month. The Company also leases space in Hong Kong and storage space in Dallas, Texas on a month-to-month basis at a total rate of approximately $650 per month.
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.
Executive Compensation
As of September 30, 2007, the Company was obligated under the terms of employment contracts for four of its executives. The terms of the contracts generally range between one and three years, and provide for annual salaries ranging between $200,000 and $275,000 per year. The annual compensation for the Company’s executives under these agreements is expected to be approximately $820,000 for 2007.
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
In accordance with EITF 00-19-02, the Company does not believe that it is probable that it it will incur any liquidated damages in respect of the registration rights agreement, and as such has recorded no liability in accordance with FAS 5. The Company’s maximum potential liability for such liquidated damages shall not exceed 10% of the total proceeds received from the initial offering or $400,000.
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
NOTE 13: SUBSEQUENT EVENTS
On October 4, 2007, the Company, entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”), pursuant to which LED Holdings transferred and assigned substantially all of its assets including, among other things, $15,000,000, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property to the Company in exchange for 2,000,000 shares of the Company’s newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 318,574,665 shares of the Company’s Common Stock, par value $.001 per share (“Common Stock” and collectively with the Series B Stock, the “Exchange Consideration”) representing 70% of the fully-diluted capital stock of the Company and 80% of the voting power of all outstanding shares of capital stock of the Company as of October 4, 2007. In conjunction with the transactions contemplated by the Exchange Agreement, the Board of Directors of the Company authorized a 1 for 20 reverse stock split, which will be submitted to the Company’s stockholders for approval. Because LED Holdings holds approximately 80% of voting power of the Company, the Company anticipates that the reverse stock split will be approved.
Prior to the closing of the Exchange Agreement transaction, the Company also terminated its line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors. The Company also repaid all amounts outstanding under the note payable to the Phibian Trust and all accrued interest thereon prior to the closing of the Exchange Agreement transaction.

Item 2. Management’s Discussion and Analysis
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), or (iii).
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
Recent Transaction with LED Holdings
          On October 4, 2007, we entered into the Exchange Agreement with LED Holdings, whereby LED Holdings contributed all of its assets including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of

Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property to us, in exchange for a combination of preferred and common stock representing, on a fully-diluted basis, 70% of our common stock and 80% of our voting power.
     After consummation of the transaction with LED Holdings, we made several changes to our management team. Mr. Govi Rao now serves as our Chairman and Chief Executive Officer. Mr. Rao formally served as the Chief Executive Officer of LED Holdings. Mr. Ken Honeycutt continues to serve as our President and Chief Operating Officer. Other members of the senior management team include:
•	Kevin Furry — Chief Technology Officer

•	Fred Maxik — Chief Scientific Officer

•	Dean Seniff — Chief Financial Officer

•	Zach Gibler — Chief Business Development Officer

•	Lynn Vera — Chief Human Resources Officer

•	Paul Kallmes — IP Strategist
Overview
We are a producer of lighting products utilizing Optimized Digital Lighting technology, a refinement of LED technology. We have recently made the transition to an operating company, focusing on sales and growth in the lighting industry marketplace. We anticipate that the acquisition of the assets of LED Holdings will complement our business and put us in a position to market a complete spectrum of digitally-controlled lighting solutions from color-changing to white light. We intend to concentrate our product development and sales efforts on meeting the evolving needs of end-users, channel partners, and influencers in areas of gaming, retail display, architainment, commercial/industrial, and public infrastructure. We are in the process of establishing and building a stronger market presence in the United States, Europe, Japan, and the Middle East.
Results of Operations
Revenues
For the three- and nine-month periods ended September 30, 2007, revenues totaled $452,000 and $845,000, respectively, representing increases of $326,000 and $582,000 compared to revenue levels for the same periods in 2006. For the three- and the nine-month periods ended September 30, 2007 and 2006, our revenues consisted of sales of lighting products. Revenues increased in 2007 as we began filling orders under a number of orders it had received in the fourth quarter of 2006 and first quarter of 2007. We also began selling new products such as the R-series lamps, linear display lights and pyramid version low bay fixtures, which were introduced in late 2006 and early 2007.
Cost of Goods Sold
For the three- and nine-month periods ended September 30, 2007, cost of goods sold were $325,000 and $651,000, respectively, as compared to $107,000 and $218,000, respectively, for the comparable periods in 2006. The increase in cost of goods sold over this period was primarily due to our increased sales volume.
Selling, General and Administrative Expenses
Summarized in the table below are our selling general and administrative (“SG&A”) expenses comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
SG&A expenses	$1,375,000	$345,000	$2,452,000	$1,429,000
          SG&A expenses for the three- and nine-month periods ended September 30, 2007 increased by $1,030,000 and $1,023,000, respectively, from the comparable periods in 2006. The increase in SG&A expenses for the three-month and nine-month periods ended September 30, 2007 was primarily due to (i) the issue of shares of common stock and warrants for the purchase of common stock under certain marketing agreements, (ii) the recording of a provision against raw materials inventory for components the company has assessed as slow moving and (iii) sales and marketing costs related to the implementation of certain new contracts that the Company entered into earlier in 2007.
Compensation and Related Expenses
          Summarized in the table below are compensation and related expenses comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Compensation and related expenses	$1,443,000	$624,000	$2,439,000	$2,129,000
          Compensation and related expenses increased by approximately $819,000 for the three-month period ended September 30, 2007 and by approximately $310,000 for the nine-month period ended September 30, 2007 compared to the comparable periods in 2006. The principal reason for the increase in the three-month period ended September 30, 2007 was the recording of compensation expense related to restricted stock granted to one of our executive officers in the third quarter of 2007. The total amount of the compensation expense recorded by us related to the restricted stock grant was $773,000 in the third quarter of 2007. The compensation and related expenses for the nine-month period ended September 30, 2007 increased by $310,000 from the level in the comparable period in 2006, as $773,000 was recorded for the restricted stock grant in 2007, while $562,000 related to the grant of 4,555,000 stock options was recorded in the first quarter of 2006.
Professional Fees
          Summarized in the table below are professional fees comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Professional fees	$560,000	$97,000	$1,245,000	$423,000
          Professional fees increased by approximately $463,000 and $822,000 in the three-month and nine-month periods ended September 30, 2007, respectively, compared to the three-month and nine-month periods ended September 30, 2006. The principal reasons for this increase were (i) we had recorded expenses during the three-month period ended September 30, 2007 related to contracts entered into with certain consultants during the fourth quarter of 2006 and the first quarter of 2007, (ii) costs related to a consulting project to improve capacity utilization and quality control in our Florida operation, and (iii) increased expenses related to filing and maintaining our patents.

Directors’ Fees
          Summarized in the table below are directors’ fees comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Directors’ fees	$70,000	$261,000	$179,000	$385,000
          Directors’ fees decreased approximately $191,000 in the three-month period ended September 30, 2007 from the three-month period ended June 30, 2006. The decrease is primarily related to our paying fees to board members in the three-month period ended September 30, 2006 for participating on board committees and one director resigning from the our board of directors in March 2007. Total directors fees decreased to $179,000 in the nine-month period ended September 30, 2007 from $385,000 for the nine-month period ended September 30, 2006. The decrease is due primarily to the payment of additional fees to board members for their participation on board committees and to the resignation of one of our director’s in March 2007.
Depreciation and Amortization Expenses
          Summarized in the table below are depreciation and amortization expenses comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Depreciation and amortization	$54,000	$127,000	$280,000	$377,000
          Depreciation and amortization expense decreased in each of the three-month and nine-month periods ended September 30, 2007 as compared to the similar periods in 2006, as the reduction in the amortization of intangible assets related to our proprietary rights agreement more than offset a small increase in depreciation expense related to capital assets acquired subsequent to June 2006. Through May 31, 2007, the value assigned to the proprietary rights agreement was being amortized over a three-year period. The underlying agreement that gave rise to this intangible asset expired in May 2007, and the asset was fully amortized at the expiration date.
Interest Expense (Net)
          Summarized in the table below is interest expense, net of interest income, comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Interest expense (net)	$101,000	$172,000	$925,000	$160,000
          Interest expense, net of interest income, decreased by approximately $71,000 in the three-month period ended September 30, 2007 as the average cash balances held by the Company during this period were substantially higher than in the same period in 2006 due mainly to the exercise of common stock warrants in the third quarter of 2007. Interest expense, net, increased substantially in the nine-month period ended September 30, 2007 compared to the respective comparable period in 2006. In the nine-month period ended September 30, 2007, approximately $854,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and stockholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with a lender in June 2006 and for guarantees related to certain equipment deposits placed by us in March 2007. The increase in interest expense relates primarily to the interest expense paid on the balance of the line of credit that was drawn upon by us.
Other Income (Net)
          Summarized in the table below are other income, net of other expenses, comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Other income (expense), net	$(1,282,000)	$314,000	$(820,000)	$3,154,000
          Other income (expense), decreased from an income of $314,000 in the three-month period ended September 30, 2006 to an expense of $(1,282,000) in the three-month period ended September 30, 2007. The majority of this decrease is related to an increase in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors (the “Director Bridge Loan Warrants”). In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for our common stock and current interest rates. For the nine-month period ended September 30, 2007, other income (expense) decreased from an income of $3,154,000 to an expense of $(820,000) for the nine months ended September 30, 2007. The expense in the nine-month period ended September 30, 2007 is mainly due to adjustments in the value of the derivative instruments related to the 6% Convertible Preferred Stock and the Directors Bridge Loan Warrants.
Dividends and Accretion of Preferred Stock Redemption Value
          Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three- and nine-month periods ended September 30, 2007 with the three- and nine-month periods ended September 30, 2006:

	For the Three-Month		For the Nine-Month
	Period Ended:		Period Ended:
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$(873,000)	$432,000	$(1,147,000)	$1,217,000
          The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock decreased significantly in the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006. This decrease primarily resulted from the fact that holders of 737,500 and 1,550,000 shares of 6% Convertible Preferred Stock elected to convert their 6% Convertible Preferred Stock to common stock in the three- and nine month periods ended September 30, 2007, respectively. We accrete the redemption value of the 6% Convertible Preferred Stock on a straight-line basis over the five-year term of the 6% Convertible Preferred Stock. Upon conversion to common stock, any accrued redemption value for the 6% Convertible Preferred Stock is reversed and a credit to the expense is recorded. During the three-month period ended September 30, 2007, a credit of approximately $925,000 was recorded related to the shares of 6% Convertible Preferred Stock that were converted to common stock. As the shares of 6% Convertible Preferred Stock were converted by the holders, the conversion also reduced the total amount of dividends payable on the 6% Convertible Preferred Stock compared to the periods in the previous year.
Liquidity and Capital Resources
          Our primary sources of liquidity are our cash reserves and cash flows from operating activities. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As previously discussed, on October 4, 2007, we entered into the Exchange Agreement with LED Holdings, whereby LED Holdings contributed all of its assets including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property to us, in exchange for a combination of preferred and common stock representing, on a fully-diluted basis, 70% of our common stock and 80% of our voting power.
          In March 2007, we entered into a Securities Purchase Agreement with a group of accredited investors for a private placement of common stock and A and B Warrants. The private placement resulted in gross proceeds of $4.0 million in March 2007 from the issuance of common stock. Through the date of this report, the Company has received gross proceeds of $5,829,000 from the exercise of A and B Warrants by certain investors. All B Warrants not exercised by the holders on or prior to November 5, 2007 expired pursuant to their terms. B Warrants with a total exercise value of $61,000 expired at the close of business on November 5, 2007 unexercised. The remaining A Warrants have a five year term and may be exercised by the holders at any time prior to expiration.
          In June 2006, we negotiated a $2.0 million line of credit with one of our banks, which was subsequently amended to increase the amount available thereunder to up to $2.5 million commensurate with the aggregate dollar value of the guarantees provided to the bank by Guarantors. In conjunction with the acquisition of the assets of LED Holdings, we terminated the $2.5 million line of credit. There were no prepayment penalties associated with terminating the line of credit. Also on October 4, 2007, we paid the remaining balance of $87,500, along with all accrued interest, which was due on the Note Payable to the Phibian S Trust.
          On January 4, 2007, we entered into a one year factoring agreement, also referred to as the working capital facility, with Allied Capital Partners, L.P. Pursuant to the working capital facility, we may borrow up to $10.0 million against customer invoices sold or otherwise transferred to Allied Capital. Thus, our ability to borrow under this working capital facility will be limited by the extent of our customer invoices. The working capital facility is anticipated to be secured by our accounts receivables and other credit-related documents received from our customers.
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
          We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Prior to entering into the Exchange Agreement with LED Holdings, we had the right to settle any dividend payment with the issuance of common stock, assuming certain criteria are met and notice is given to the 6% Convertible Preferred stockholders. We settled our February 2007, May 2007 and August 2007 6% Convertible Preferred Stock dividend obligations by issuing a total of 803,000 common shares. We also paid $91,000 to satisfy our obligation to pay accrued dividends on certain shares of 6% Convertible Preferred Stock that were converted to common stock during 2007.

          The issuance of common stock and Series B Stock to LED Holdings constituted a “Change of Control” pursuant to the terms of the Amended and Restated Certificate of Designation of the 6% Convertible Preferred Stock. As a result, we may no longer settle dividend payments with the issuance of common stock. Therefore, we are required to settle all remaining dividend obligations with the payment of cash. Based on the 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $100,000 annually to satisfy the dividend obligation.
          While we believe that our current balances along with the cash received from the sale of our products will be sufficient to meet our cash needs for the next twelve month period, other potential sources of outside capital include entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock and Other Securities Issued During the Quarter
The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.

•	On July 5, 2007, we issued to two holders of B Warrants 3,333,333 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 2,499,999 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 7, 2007, the Company issued to two stockholders 2,499,999 shares of common stock in a private placement upon the exercise of the A Warrants.

•	On July 10, 2007, we issued to two holders of 6% Convertible Preferred Stock, 1,993,600 shares of common stock, in a private placement, upon conversion of 186,900 shares of 6% Convertible Preferred Stock.

•	On July 12, 2007, we issued to two holders of B Warrants 1,666,666 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 1,250,000 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 20, 2007, we issued to two holders of 6% Convertible Preferred Stock, 1,600,000 shares of common stock, in a private placement, upon conversion of 150,000 shares of 6% Convertible Preferred Stock.

•	On July 20, 2007, the Company issued to two stockholders 1,400,000 shares of common stock in a private placement upon the exercise of the A Warrants.

•	On July 23, 2007, we issued to three holders of B Warrants 266,600 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 199,950 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 26, 2007, we issued to a holder of B Warrants 833,333 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 625,000 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 27, 2007, we issued to a holder of B Warrants 333,333 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 250,000 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 31, 2007, we issued to four holders of B Warrants 3,269,666 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holders of such B Warrants, in a private placement, additional A Warrants for the purchase of 2,452,250 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On July 31, 2007, the Company issued in a private placement warrants to purchase 750,000 shares of common stock to a supplier in settlement of the suppliers account. The warrants have an exercise price $0.52 per share and expire July 31, 2009.

•	On August 2, 2007, the Company issued to two stockholders 825,000 shares of common stock in a private placement upon the exercise of warrants.

•	On August 2, 2007, the Company granted to three employees, in a private placement, 410,000 options for the purchase of common stock. The strike price of each option is $0.54 per common share and the options have a term of three years.

•	On August 2, 2007, the Company granted to two directors, in a private placement, options for the purchase of 250,000 shares of common stock. The strike price of each option is $0.54 per common share and the options have a term of seven years.

•	On August 7, 2007, we issued to a holder of 6% Convertible Preferred Stock, 533,333 shares of common stock, in a private placement, upon conversion of 50,000 shares of 6% Convertible Preferred Stock.

•	On August 7, 2007, the Company issued to two stockholders 1,100,000 shares of common stock in a private placement upon the exercise of A Warrants.

•	On August 7, 2007, we issued to a holder of B Warrants 1,666,667 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 1,250,000 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On August 10, 2007, the Company issued in a private placement warrants for the purchase of 350,000 shares of common stock to two Guarantors.

•	On August 13, 2007, the Company issued 61,374 shares of common stock to three suppliers in a private placement , to settle the accounts with the individual suppliers.

•	On August 22, 2007, we issued to a holder of 6% Convertible Preferred Stock, 533,333 shares of common stock, in a private placement, upon conversion of 50,000 shares of 6% Convertible Preferred Stock.

•	On September 11, 2007, we issued to a holder of 6% Convertible Preferred Stock, 1,066,667 shares of common stock, in a private placement, upon conversion of 100,000 shares of 6% Convertible Preferred Stock.

•	On September 12, 2007, the Company issued 35,886 shares of common stock to three suppliers in a private placement , to settle the accounts with the individual suppliers.

•	On September 19, 2007, the Company issued 500,000 shares of common stock to a supplier in a private placement , to settle the accounts with the individual supplier.

•	On September 24, 2007, the Company issued 30,613 shares of common stock to a supplier in a private placement , to settle the accounts with the individual supplier.

•	On September 25, 2007, we issued to a holder of 6% Convertible Preferred Stock, 2,133,334 shares of common stock, in a private placement, upon conversion of 200,000 shares of 6% Convertible Preferred Stock.

•	On September 28, 2007, the Company issued 399,900 shares of common stock upon the exercise of A Warrants by three warrant holders.

•	On September 25, 2007, the Company issued 30,613 shares of common stock to a supplier in a private placement , to settle the accounts with the individual supplier.

•	On October 4, 2007, the Company issued in a private placement 318,574,665 shares of common stock and 2,000,000 shares of Series B Stock to LED Holdings pursuant to the Exchange Agreement with LED Holdings.

•	On October 17, 2007, the Company issued in a private placement 234,375 shares of common stock upon the exercise of common stock warrants.

•	On October 26, 2007, we issued to two holders of B Warrants 110,000 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 82,500 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On November 2, 2007, we issued to the holder of B Warrants 1,333,333 shares of common stock, in a private placement, upon exercise of such B Warrants. Upon exercise of the B Warrants, the Company also issued to the holder of such B Warrants, in a private placement, additional A Warrants for the purchase of 1,000,000 shares of common stock. The additional A Warrants have an exercise price of $0.35 per common share and have a term of five years from the date of issue.

•	On November 2, 2007, we issued to a holder of 6% Convertible Preferred Stock, 50,006 shares of common stock, in a private placement, upon conversion of 4,688 shares of 6% Convertible Preferred Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 Other Information
None.
Item 6: Exhibits
          (a) Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of Lighting Science Group Corporation (1)

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (2)

4.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (3)

4.2	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (4)

4.3	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (4)

4.4	Registration Rights Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the persons and entities listed on Exhibit A thereto (4)

4.5	Warrant dated as of February 15, 2005, by and between Lighting Science Group Corporation and Giuliani Capital Advisors LLC (5)

4.6	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (6)

4.7	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (7)

4.8	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (8)

4.9	Form of Warrant A, dated March 9, 2007 (8)

4.10	Form of Warrant B, dated March 9, 2007 (8)

4.11	Form of Warrant, dated ________, 2007 (8)

4.12	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (2)

4.13	Certificate of Designation of Series B Stock (2)

4.14	Registration Rights Agreement dated October 4, 2007 between the Company and LED Holdings LLC (2)

4.15	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (2)

4.16	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (2)

4.17	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (2)

Exhibit
Number	Description

10.1	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (2)

10.2	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (2)

10.3	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (2)

10.4	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (2)

10.5	Employment Agreement dated as of October 4, 2007 between Lighting Science Group Corporation and Govi Rao (2)

10.6	Consulting Agreement dated as of October 6, 2006 between Lighting Science Group Corporation and Philip R. Lacerte (9)

10.7	Factoring Agreement dated as of January 4, 2007 between Lighting Science Group Corporation and Allied Capital Partners, L.P. (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Principal Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith)

99.1	Risk Factors (10)

1.	Incorporated by reference to the Registrant’s Registration Statement on Form SB2 filed with the Securities and Exchange Commission on July 12, 2005.

2.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

3.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.

4.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.

5.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.

6.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006.

7.	Incorporated by reference to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007.

8.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.

9.	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006.

10.	Incorporated by reference to the section entitled “Risk Factors” in the Registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 14, 2007	By	/s/ Govi Rao

Govi Rao
Chief Executive Officer

Date: November 14, 2007	By	/s/ Dean Seniff

Dean Seniff
Chief Financial Officer and Principal Accounting Officer