Form 10-K
period 2007-12-31
LIGHTING SCIENCE GROUP CORP
filed 2008-03-31
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-20354
Lighting Science Group Corporation
(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2100 McKinney Ave., Suite 1515
Dallas, Texas	75201
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (214) 382-3630
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each Class:

COMMON STOCK, PAR VALUE
$0.001 PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 29, 2007 was $26,808,000. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 24, 2008 was 22,069,810 shares. On January 25, 2008, we completed a one-for-twenty reverse stock split resulting in our total shares issued and outstanding and outstanding stock options and warrants decreasing in a one-to-twenty ratio.

PART I
Items 1 and 2. Business and Properties.
     Lighting Science Group Corporation (“Lighting Science Group,” “we,” “us,” “our,” or the “Company”) designs, manufactures and markets intelligent, environmentally friendly light emitting diode (“LED”) lighting solutions for consumer and professional applications. Our patented and patent-pending designs in power management, thermal management, controls and micro-electronics are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials. From concepts to delivery, our value proposition is to deliver immediate cost savings and environmental benefits to the end-user. We are publicly-traded on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, as “LSCG.”
     We are one of the few LED lighting companies in the world with the design and engineering capabilities to offer a complete spectrum of digitally-controlled lighting solutions, from color-changing to white light. Our product range includes replacement lamps, lighting fixtures and highly customized lighting solutions for the gaming, architainment, retail, commercial & industrial, and public infrastructure markets.
     We are focused on optimizing our core engineering and design capabilities and intellectual property to develop key value propositions for these markets. We expect to deliver these solutions to our customers through alliances with channel partners, such as original equipment manufacturers (“OEMs”), lighting designers, electrical and lighting distributors and energy saving companies.
     We were incorporated in Delaware in 1988. On June 1, 2004, we acquired 100% of the outstanding common stock of Lighting Science, Inc., a corporation that developed and owned certain intellectual property related to the design, development and power management of lighting products utilizing LEDs as a source of light. On December 23, 2004, The Phoenix Group Corporation, our predecessor entity, announced its decision to change its name to Lighting Science Group Corporation by means of a merger with its wholly owned subsidiary, Lighting Science, Inc. We began conducting our operations under the name “Lighting Science Group Corporation” on January 1, 2005. Our principal executive offices are located at 2100 McKinney Avenue, Suite 1515, Dallas, Texas 75201. Our telephone number at our principal executive offices is (214) 382-3630.
Recent Developments
     On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”). Pursuant to the Exchange Agreement, we acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property. In exchange for these assets, we issued 2,000,000 shares of our newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 15,928,734 shares of our common stock to LED Holdings.
     On January 25, 2008, we completed a one-for-twenty reverse stock split resulting in our total shares issued and outstanding and outstanding stock options and warrants decreasing in a one-to-twenty ratio.
Target Markets
     We are aggressively targeting what we believe will be high growth market segments that have become economically viable from a price/performance ratio but remain in the infancy stage of the technology adoption curve. For example, in the general illumination category, we believe we are the leading global provider of intelligent, environmentally responsible LED lighting solutions focused on replacing less energy efficient technologies.
     We are focused on optimizing our core capabilities and technologies to develop key value propositions for the gaming, architainment, commercial & industrial, retail and public infrastructure markets. Our primary target markets and supporting products in 2008 are as follows:

     Gaming — Comprised of casino gaming machine manufacturers. We provide engineering support and contract production services for dynamic color LED displays in gaming devices, toppers and signage.
     Architainment — Comprised of building exterior and interior spaces that are characterized with unique architectural elements to create ambience and a welcoming atmosphere. We will offer an extensive product portfolio to illuminate and enhance the architecture for exterior and interior applications. These solutions will be available in white and RGB for various applications, e.g. wall washing, cove lighting, flood lighting, integrated and display.
     Commercial & Industrial — Comprised of commercial & industrial workspaces such as offices, warehouses, manufacturing plants, healthcare and education locations. These settings require high performance white light solutions, which can be delivered via our new range of LED lamps designed to replace or seamlessly integrate into existing lighting systems. These retrofit lamps fit into existing sockets and reduce energy consumption by as much as 80% while providing equal lighting performance to traditional incandescent technology.
     Retail — Comprised of hospitality (hotels, lounges, resorts and other locations for entertainment) and store retailers (specialty stores, department stores, supermarkets, convenience stores, DIY stores). We provide economically viable LED solutions with OEMs and national accounts. The primary product lines sold in these industries are display lighting systems for retail applications and replacement lamp solutions for general illumination.
     Public Infrastructure — Comprised government entities that manage streets and highways, airports, ports, bridges, tunnels and other public spaces. In collaboration with leading OEMs, We are developing a broad range of solutions that will be sold through national OEM distribution networks. Primary products in this channel are targeted for street lighting applications.
Sales and Distribution Strategy
     Our sales and distribution strategy consists of both “pull” and “push” initiatives to penetrate the marketplace. We have dedicated salespeople who have and are continuing to develop relationships with lighting designers and architects within the lighting specification community. We also sell our products on our website, www.lsgc.com. We have developed an OEM sales organization targeting market segment leaders in both traditional lighting segments as well as new OEM opportunities created by the unique characteristics of solid state lighting (“SSL”). Additionally, we are targeting key national specialty retailers to seek to create greater awareness of our product solutions. Internationally, we have affiliates based in London and Tokyo, as well as agency representatives in Dubai and Hong Kong. We are continually looking for international partners to extend our global reach. In addition to our sales and marketing operations in Tokyo, we also own an interest in LED Systems. The other shareholders of LED Systems, which are three local companies, Ebara Densan, NTT and Nippon Comsys, provide a well established channel to the market segments that we are targeting in Asia.
     OEM Partnerships
     Our strategy is to enter into partnerships with market segment leaders that currently have limited in-house SSL design and engineering capabilities. This strategy should allow us to capitalize on the strengths of the segment leaders’ brand equity, sales and distribution networks, manufacturing resources, and market presence to rapidly penetrate existing and emerging markets. Concurrently, we believe the segment leader will benefit from our cutting edge technology to quickly bridge the gap and enter into SSL lighting. We are in the process of establishing agreements with multiple leading manufacturers as an ingredient brand. We also intend to remain OEM agnostic and to build our brand equity in our market strategy.

     Direct Sales Efforts in Emerging Markets
     Due to the unique characteristics of SSL, new applications of lighting are continually emerging and creating markets where no clear segment leader exists. In these emerging markets, we are creating new business models and entirely new value chains. By doing so, we are expanding our presence beyond traditional lighting applications. To service anticipated demand, we have identified and are targeting approximately 50 lighting representative agencies, 11 lamp/electrical distributors, and 109 energy savings and lighting management companies across North America to distribute our products.
Competition
     In the high performance lighting markets in which we sell our LED lighting products, and in the licensing markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more solid-state lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.
     Additionally, to the extent that we seek to introduce products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of solid-state lighting systems than we have. We also compete with domestic and international manufacturers of lighting components of various sizes and resources.
Properties
     We lease office and industrial space in the following locations to carry out our operations: New York City, New York (approximately $12,000 per month – lease expires in August 2013); Dallas, Texas (approximately $14,000 per month – lease expires in October 2012); Rancho Cordova, California (approximately $14,000 per month – lease expires in August 2012), and Satellite Beach, Florida (approximately $15,000 per month – lease expires in September 2012). We also lease office space in Tokyo, Japan on a month-to-month basis at a total rate of approximately $2,500 per month.
Item 1A. Risk Factors.
Risks Related to Our Business
     Because we have a limited amount of revenues and a history of losses, we may be unable to continue operations unless we can generate sufficient operating income by completing the development of, and the successful marketing of, our products.

     Since we emerged from bankruptcy on September 26, 2003, we have sustained operating losses. For the years ended December 31, 2007 and December 31, 2006, we had revenues of $2,776,000 and $436,000, respectively, and as of December 31, 2007 and December 31, 2006, we had an accumulated deficit of approximately $33,112,000 and $21,562,000, respectively. We expect sales of our products to increase in 2008. Our ability to generate revenue is, however, dependent on receiving purchase commitments from customers as well as the timing of such purchase commitments that are received. Our ability to generate revenue is also dependent on our ability to preserve the customer relationships that were developed by LED Holdings and our ability to continue selling our products to this group of customers as well as to other potential customers in the markets served by these customer relationships. Further, our ability to generate revenue for the remainder of 2008 on certain of our products is partially dependent on the length of time required to obtain appropriate UL or other certifications required by potential customers.

     It is difficult to evaluate the likelihood that we will achieve or maintain profitability in the future.
     We have recently made the transition from a development stage company to one that is focusing on sales and growth in the lighting industry marketplace. Accordingly, we have not yet achieved sustained profitability on a quarterly or annual basis. As we concentrate on commercializing our products, our limited operating history makes an evaluation of our future prospects difficult. If we do not achieve sufficient growth in our revenues and achieve and sustain profitability in the future, we will be unable to continue operations.
     If we are unable to obtain outside sufficient capital when needed, our business and future prospects will or could be adversely affected and we could be forced to suspend or discontinue operations.
     Although we believe our current cash balances together with revenues received from the sale of our products will be sufficient to meet our operating needs during 2008, the actual amount of funds that we will need will be determined by several factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the costs and timing of obtaining new patent rights, regulatory changes, competition, technological developments in the market, evolving industry standards, the amount of working capital investments we are required to make, and the costs required for us to litigate and ultimately resolve the lawsuits with Philips Solid State Lighting Solutions, Inc., Koninklijke Philips Electronics N.V., and Philips Electronics North America Corporation.
     Potential sources of outside capital include entering strategic business relationships, bank borrowings, public or private sales of shares of our capital stock or debt or other similar arrangements. We do not have any committed sources of outside capital at this time. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.
     If we are unable to integrate the assets of LED Holdings into our operations, our business and future prospects will or could be adversely affected.
     The integration of the recently acquired assets of LED Holdings including, among other things, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property, may be difficult and may lead to adverse effects. The success of the integration will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the assets of LED Holdings with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the assets of LED Holdings. The integration process may be a complex, costly and time-consuming process. The difficulties of combining the assets of the companies include, among others:
•	consolidating research and development operations, where appropriate;

•	coordinating sales, distribution and marketing functions;

•	preserving the important research and development, manufacturing and supply, distribution, marketing, customer and other relationships of LED Holdings;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
     We may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of the assets of LED Holdings and adversely affect our other operations.

     If our Optimized Digital Lighting technology does not achieve market acceptance, prospects for our growth and profitability may be limited.
     Our future success depends on market acceptance of our LED and Optimized Digital Lighting (“ODL”) technology. Potential customers may be reluctant to adopt solid-state lighting as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other lighting sources available in the market. If acceptance of solid-state lighting in general, and of our ODL lighting systems in particular, does not continue to grow within the high performance lighting markets that we serve, and in the markets that we intend to serve through future customers, then opportunities to increase our revenues and operate profitably may be limited.
     Our business strategy includes penetration of the general lighting market with our lighting products. Failure to obtain and incorporate into our products, on a timely basis, LEDs having satisfactory performance, quality and cost characteristics could delay our planned introduction of new products, or reduce the attractiveness to potential customers of our products in the general lighting market. In addition, the characteristics of our ODL technology that we believe are desired by customers in the high performance color lighting markets that we currently serve may not provide us with competitive advantages in the general lighting market. For example, end users in the general lighting market may not require the complex, dynamic lighting effects or sophisticated digital control that our systems provide. Similarly, if LED manufacturers are able to develop single LEDs that produce light of acceptable consistency and color, our color temperature control technologies may be of less importance in the general lighting market than in the high performance color lighting market.
     Because we rely upon Govi Rao, Ken Honeycutt, Kevin Furry, Frederic S. Maxik and other key personnel, a loss of any key personnel could prevent or significantly delay the achievement of our goals.
     Our success will depend to a large extent on the abilities and continued service of key personnel. The loss of Govi Rao, our chairman and chief executive officer, Ken Honeycutt, our president and chief operating officer, Kevin Furry, our chief technology officer, Frederic S. Maxik, our chief scientific officer, or other key personnel could prevent or significantly delay the achievement of our goals. We have employment agreements with each of Messrs. Rao, Honeycutt, Furry and Maxik. We maintain a key man life insurance policy with respect to Mr. Rao, Mr. Furry, Mr. Maxik and other key management staff as determined by the board of directors. If any of these persons were to leave us, it could delay implementation of our business plan and marketing efforts. If we continue to grow, we will need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. Our efforts to obtain or retain such personnel may not be successful.
     If critical components and raw materials that we utilize in our products become unavailable, we may incur delays in shipment that could damage our business.
     We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our solid-state lighting systems. For certain types of LEDs used in our lighting systems, we currently have a limited number of suppliers. We depend on our vendors to supply in a timely manner critical components in adequate quantities and consistent quality and at reasonable costs. Finding a suitable alternate supply of required components and obtaining them in needed quantities may be a time-consuming process and we may not be able to find an adequate alternative source of supply at an acceptable cost.
     Because we generally rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to obtain components in adequate quantities and at acceptable prices in the longer term. If we are unable to obtain components in adequate quantities, we may incur delays in shipment or be unable to meet demand for our products, which could damage our reputation with customers and prospective customers.

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
     We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world. These manufacturers supply a significant portion of the necessary raw materials (other than certain critical components such as LEDs, which we procure directly) and may provide the necessary facilities and labor to manufacture our products. We do not have long-term contracts with these manufacturers. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production may be a costly and time-consuming process. Therefore, we may be unable to establish alternative manufacturing relationships on acceptable terms.
     Our reliance on contract manufacturers involves certain risks, including the following:
•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs; and

•	risk of loss of inventory while in transit.
     Any interruption in our ability to effect the manufacture and distribution of our products could result in delays in shipment, lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.
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
     In the high performance lighting markets in which we sell our ODL and other LED lighting systems, and in the licensing markets in which we participate, our systems compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more SSL products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.
     Additionally, to the extent that we seek to introduce ODL products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of solid-state lighting systems than we have. We will also be competing with domestic and international manufacturers of lighting components of various sizes and resources. We may be unable to compete successfully in such markets against these or future competitors.
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
     Our anticipated growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. For example, we may need to implement new management information systems, hire and train new sales representatives and expand our supply chain management and quality control operations. Additionally, we may need to make additions to our operations and administrative management teams. If we are unable to manage our growth effectively, we may be unable to operate profitability and we may not be able to effectively pursue our business plan.
     We are subject to legal, political and economic risks abroad.
     We currently outsource the manufacture of certain of our products and parts and components to international facilities. To the extent that we continue to outsource to international locations, we are exposed to differing laws, regulations and business cultures than what we experience domestically that may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with manufacturers, shippers and distributors that attempt to minimize these risks, such agreements may not be honored and we may not be able to adequately protect our interests.
     We intend to continue outsourcing the manufacture of our products and parts and components internationally for the foreseeable future. There are many barriers and risks to operating successfully in the international marketplace, including the following:

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
     Despite testing by us and our customers, defects could be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm both our relationship with our customers and our reputation in the marketplace. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
     We are currently subject to litigation with Philips Solid State Lighting Solutions, Inc., the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
     Philips Solid State Lighting Solutions, Inc. filed a civil lawsuit against us on February 19, 2008. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for alleged infringement of five (5) related patents. Although we believe that this lawsuit is without merit and intend to dispute the claim, we cannot predict with any significant degree of certainty the outcome or resolution of this lawsuit or the timing for its resolution. In addition to the expense and burden that may be incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address the claim. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected.
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

     We have filed forty-nine (49) patent applications. From these applications, eighteen (18) patents have been issued,  three (3) have been approved and are awaiting patent issuance, twenty-two (22) are currently pending approval, and six (6) are no longer active. Any patent applications filed by us, or by others under which we have rights, may not result in patents being issued in the United States or foreign countries. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. Our ODL technology may inadvertently infringe on patents or rights owned by others or licenses which might not be available to us.
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
Risks Related to Our Common Stock
     Because our stock price is volatile, it can be difficult for stockholders to predict the value of our shares at any given time.
     The price of our common stock has been and may continue to be volatile, which makes it difficult for stockholders to assess or predict the value of their shares. In the last two completed fiscal years, the price of our common stock has ranged from $3.00 to $13.00. A variety of factors may affect the market price of our common stock including, but not limited to:
•	changes in expectations as to our future financial performance;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in laws and government regulations;

•	developments concerning our proprietary rights;

•	public perception relating to the commercial value or reliability of any of our lighting products;

•	future sales of our common stock or issues of other equity securities convertible into or exercisable for the purchase of common stock; and

•	general stock market conditions.
     Trading in our common stock is sporadic and an established trading market may not be developed or sustained.
     Although our common stock is quoted in the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq stock market. Quotes for stocks listed in the OTC Bulletin Board generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely in the OTC Bulletin Board. Accordingly, prices for and coverage of securities quoted solely in the OTC Bulletin Board may be difficult to obtain. In addition, stocks quoted solely in the OTC Bulletin Board tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or Nasdaq. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of its securities.
     Our common stock is considered a “penny stock” and may be difficult to sell.
     SEC regulations generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock currently is less than $5.00 per share and, therefore, is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.
     Because we have never paid dividends on our common stock and have no plans to do so, the only return on your investment will come from any increase in the value of the common stock.
     Since beginning our current business, we have not paid cash dividends on the common stock and do not intend to pay cash dividends in the foreseeable future. Rather, we currently intend to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on your investment would come only from an increase in the value of our common stock.
     One stockholder owns a significant portion of our outstanding capital stock and is able to influence our actions.
     LED Holdings beneficially owns 2,000,000 shares of our newly designated Series B Stock and 15,928,734 shares of our outstanding common stock, which represents approximately 70% of our fully-diluted capital stock and 80% of the voting power of all of our outstanding shares of capital stock as of March 24, 2008. Due to the significant amount of voting power held by LED Holdings, it has the ability to greatly influence the election of our board of directors and to approve or disapprove all other matters requiring the vote of stockholders.
     Because there is a potential for significant future dilution of our existing stockholders, their percentage ownership and control over company matters could be reduced.
     Currently, we are authorized to issue up to 495,000,000 shares of our common stock. As of  March 24, 2008, there were issued and outstanding 22,069,810 shares of our common stock and we may be obligated to issue up to 4,217,837 shares of our common stock to the holders of our outstanding 6% Convertible Preferred Stock, Series B Stock, warrants for the purchase of common stock, and stock options. We are also obligated to issue up to 250,000 shares of restricted common stock to Ken Honeycutt, our president and chief operating officer, pursuant to the terms of his Restricted Stock Award Agreement. The authorized but unissued shares of common stock may be issued by us in such transactions and at such times as our board of directors considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Any such issuance that is not made solely to all then-existing common stockholders proportionate to their interests (as in a stock dividend or stock split) will result in dilution to each stockholder by reducing his or her percentage ownership of the total outstanding shares.
     Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay a change in control of our company.
     Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions include the ability to issue “blank check” preferred stock. The existence of this provision could limit the price that investors might be willing to pay in the future for shares of our common stock.
     Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us or obtaining control of us.
ITEM 2. Properties (see Items 1 and 2. Business and Properties).
ITEM 3. Legal Proceedings.
     On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed (but has not served) a civil lawsuit in the United States District Court for the District of Massachusetts against (i) us; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007.
     We are reviewing Philips’ allegations, but believe they are without merit and intend to dispute them in light of, among other things, the following:
•	Since 1994, LED Effects has been developing and selling custom-designed, pulse-with-modulation (PWM) controlled, color-changing LED fixtures and components. As successor to the assets of LED Effects, we believe we are (and LED Effects has been since its inception) considered a leader in this fixture and component space, and we continue to develop and sell cutting-edge LED-based products today.

•	Prior to Phillips’ acquisition of CK, a Philips affiliate conducted extensive due diligence relating to the intellectual property of LED Effects. The Philips affiliate subsequently (i) proposed and consummated a joint development agreement with LED Effects and (ii) proposed a minority investment in LED Effects.

•	The Philips affiliate previously contracted with LED Effects to develop and manufacture products in accordance with the Philips affiliate’s specifications and using LED Effects’ proprietary technology. The Philips affiliate then used such products to compete successfully against CK before CK was subsequently acquired by Philips.

•	Since the CK acquisition, Philips has continued to purchase and distribute linear products employing the technology of LED Effects, as indicated on Philips’ web site. (www.nam.lighting.philips.com/us/luminaires/products.php).
     We have also been informed that on March 17, 2008, Pegasus Partners IV. L.P. (“Pegasus”) filed a complaint against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Phillips Solid-State Lighting Solutions, Inc. in state court in Dallas, Texas. According to Pegasus, the complaint alleges that the defendants defrauded Pegasus and breached fiduciary duties to Pegasus in connection with the parties’ evaluation of a potential acquisition of LED Effects. Among other things, the complaint asserts that defendants misled Pegasus by representing that defendant would be committed to and continue to direct business to LED Effects despite the fact that defendants were simultaneously negotiating to acquire LED Effects’ competitor, CK. We have been informed that the defendants have not yet responded to the complaint.
     On March 7, 2008, we filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”)(Lighting Science Group Corp. et al. v. Koninklijke Philips Electronics N.V., et al.) The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. On March 27, 2008, we filed a motion for a preliminary injunction in our lawsuit against Philips Electronics, in the Superior Court of California, Sacramento County, seeking to restrain and enjoin Philips Electronics from (1) using or relying on any confidential or trade secret information obtained or derived from us in (a) bidding on any commercial lighting projects on which we are also bidding or (b) Philips Electronics’ prosecution of its action against us for alleged patent infringement of any of its patents; (ii) performing or completing work on any custom lighting projects that began as joint opportunities with us under the Joint Development Agreement, dated March 16, 2006, between us and Philips Electronics without offering us the right to participate therein; or (iii) failing to return to us any confidential or trade secret information or due diligence materials obtained from us. As set forth in the Motion, this filing was necessitated by, among other things: Philips Electronics’ tortious conduct in bidding directly against us on some of the same projects Philips Electronics had previously jointly pursued and jointly bid on with us and Philips Electronics’ unlawful exploitation in making such bids on our confidential and trade secret information previously shared with Philips Electronics on a confidential basis.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     On December 7, 2007, the holders of shares of our capital stock representing a majority of our then outstanding voting power, by written consent in lieu of a special meeting, authorized an amendment to our Certificate of Incorporation, to effect a one-for-twenty reverse stock split. This stockholder written consent was executed by the holder of approximately 70% of the then outstanding shares of our common stock as of December 7, 2007 and became effective on the twenty-first day following the mailing of an information statement on Schedule 14C relating to such amendment.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Since July 14, 2005, our common stock has been quoted on the OTC Bulletin Board, which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on the OTC Bulletin Board is “LSCG.”

     The OTC Bulletin Board is a limited and sporadic trading market. The following table sets forth the range of high and low bid information for our common stock as reported on the OTC Bulletin Board for the last two fiscal years. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
Common Stock

	HIGH	LOW
2007
Fourth Quarter	$10.60	4.40
Third Quarter	11.40	6.60
Second Quarter	10.40	5.00
First Quarter	8.40	5.80
2006
Fourth Quarter	$9.00	3.40
Third Quarter	6.40	3.00
Second Quarter	9.60	4.40
First Quarter	13.00	5.80
     As of March 24, 2008, there were 22,069,810 shares of common stock outstanding and held of record by approximately 5,500 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).
     The last reported sales price of our common stock on the OTC Bulletin Board on March 24, 2008 was $3.20 per share.
     We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future.
     On July 6, 2005, our board of directors adopted the 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. A total of 250,000 shares of common stock were initially reserved for issuance pursuant to the 2005 Plan. In December 2006, an amendment to the 2005 Plan was approved at the annual stockholders meeting, whereby an additional 250,000 shares of common stock were reserved under the 2005 Plan. Prior to adoption of the 2005 Plan, we had no option or other equity based compensation plans.
     The following table sets forth information as of December 31, 2007 with respect to compensation plans under which shares of our common stock may be issued.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan	Warrants and Rights	Warrants and Rights	Compensation Plans
Lighting Science Group Corporation 2005 Equity Based Incentive	267,667	$7.60	232,333
Compensation Plan (approved by security holders)
     During 2007, there were no equity securities issued pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended, that were not disclosed previously in Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, except:
•	On November 13, 2007, we issued 4,167 shares of common stock in a private placement to a holder of 6% Convertible Preferred Stock upon conversion of 7,813 shares of 6% Convertible Preferred Stock.

•	On November 14, 2007, we issued 153,334 shares of common stock in a private placement to a holder of 6% Convertible Preferred Stock upon conversion of 287,500 shares of 6% Convertible Preferred Stock.
     During the first quarter of 2008, we also issued the following equity securities pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended:
•	On February 11, 2008, we issued 5,438 shares of common stock, in the aggregate, to four directors in a private placement as compensation for serving as a director during the third quarter of 2007.

•	On February 11, 2008, we issued 2,143 shares of common stock to an employee in a private placement pursuant to such employee’s employment agreement.

•	On February 11, 2008, we issued 93,750 shares of common stock in a private placement to two warrant holders pursuant to the exercise of warrants.

•	On March 12, 2008, we issued 10,000 shares of common stock in a private placement to a holder of 6% Convertible Preferred Stock upon conversion of 18,750 shares of 6% Convertible Preferred Stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
     This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us. These statements may be found under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “DESCRIPTION OF BUSINESS,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “RISK FACTORS” and matters described in this Annual Report generally.
Overview
     We design, manufacture and market intelligent, environmentally friendly LED lighting solutions for consumer and professional applications. Our patented and patent-pending designs in power management, thermal management, controls and micro-electronics are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials. From concepts to delivery, our value proposition is to deliver immediate cost savings and environmental benefits to the end-user.
     Our revenues are primarily derived from sales of display lighting products, lighting products for the gaming industry, certain custom developed lighting installations, lowbay fixtures and standard form factor bulbs. Although our financial results are dependent in part on the pricing and cost of these products, they are currently primarily dependent on the level of selling, general and administrative (“SG&A”), compensation and other operating expenses.
     On October 4, 2007, we entered into the Exchange Agreement with LED Holdings, a Delaware limited liability company. Pursuant to the Exchange Agreement, we acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property. In exchange for these assets, we issued 2,000,000 shares of our newly designated Series B Stock and 15,928,734 shares of our common stock to LED Holdings.
     After consummation of the transaction with LED Holdings, we made several changes to our management team. Mr. Govi Rao now serves as our Chairman and Chief Executive Officer. Mr. Rao formally served as the Chief Executive Officer of LED Holdings. Mr. Ken Honeycutt continues to serve as our President and Chief Operating Officer. Other members of the senior management team include:
•	Kevin Furry — Chief Technology Officer

•	Fred Maxik — Chief Scientific Officer

•	Stephen Hamilton – Vice President – Finance

•	Zach Gibler — Chief Business Development Officer

•	Lynn Vera — Chief Human Resources Officer

•	Paul Kallmes — IP Strategist
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues
     Revenues for the year ended December 31, 2007 were $2,776,000, as compared to $436,000 for the comparable period in 2006. This increase in revenues is primarily due to our acquisition of the assets of LED Holdings. Additionally, a portion of the increase is attributable to the sale of a higher volume of retail display, lowbays and standard form factor bulbs than we sold in the comparable period in 2006. For the year ended December 31, 2007, our revenues consisted of sales of lighting products.
Cost of Goods Sold
     Costs of goods sold for the year ended December 31, 2007, were $2,170,000, as compared to $351,000, for the prior year. The increase in cost of goods sold over this period was primarily due to the increase in sales volume arising from our acquisition of the assets of LED Holdings and the sale of a higher volume of retail display, lowbays and standard form factor bulbs.

Selling, General and Administrative Expenses
     Summarized in the table below are SG&A expenses comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
SG&A expenses	$4,497,000	$1,827,000
     SG&A expenses for the year ended December 31, 2007 increased significantly from the comparable period in 2006. SG&A expenses for the year ended December 31, 2007 were primarily related to the increase in operating costs resulting from the acquisition of the assets of LED Holdings and an increase in marketing expenses for new products introduced by us during 2007. SG&A expenses for 2007 also include significant costs for product samples, pilot tests and programs for our new products and the issuance of certain equity securities to marketing partners as partial payment for services.
Compensation and Related Expenses
     Summarized in the table below are compensation and related expenses comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the year ended:
	December 31, 2007	December 31, 2006
Compensation and related expenses	$4,633,000	$2,662,000
     Compensation and related expenses increased by approximately $1,971,000 primarily as a result of the increase in staff costs pursuant to the acquisition of the assets of LED Holdings. Specifically, we increased the size of our management team and our sales and marketing group. Compensation and related expenses for the year ended December 31, 2007 also includes a $300,000 stay bonus, which was paid to our former Chairman and Chief Executive Officer in October in conjunction with our acquisition of the assets of LED Holdings.
Professional Fees
     Summarized in the table below are professional fees comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Professional fees	$2,303,000	$725,000
     Professional fees increased by approximately $1,578,000 in the year ended December 31, 2007 compared to the year ended December 31, 2006. The principal reason for this increase was that we incurred legal fees in conjunction with the filing and issuance of patents as well as expenses for contract accounting and audit services related to the integration of the business processes of LED Holdings. We also had an increase in consulting costs relating to marketing, supply chain development and information technology outsourcing. These costs were incurred in an effort to accelerate the roll out of our new products and enhance our capacity to manage increased customer activity.

Directors’ Fees
     Summarized in the table below are directors’ fees comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Directors’ fees	$267,000	$448,000
     Total directors’ fees decreased by approximately $181,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is due primarily to the fact that we did not incur the additional directors’ fees, which were incurred in September 2006, for our directors increased participation on board committees.
Depreciation and Amortization Expenses
     Summarized in the table below are depreciation and amortization expenses comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Depreciation and amortization	$682,000	$508,000
     Depreciation and amortization expense slightly increased in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is primarily due to the increased amortization of the intangible assets acquired from LED Holdings in October 2007 and the application of push down accounting for the intangible assets relating to the reverse takeover of us by LED Holdings.
Interest Expense (Net)
     Summarized in the table below is interest expense, net of interest income, comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Interest expense (net)	$844,000	$535,000
     Interest expense, net of interest income, increased by approximately $309,000 in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to higher average balances on our line of credit for 2007 than in 2006 and the increase in the amortization of the guarantee fees related to our line of credit.
Other Income (Net)
     Summarized in the table below is other income, net of other expenses, comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Other income (net)	$(491,000)	$(3,134,000)
     Other income, net of other expenses, increased from an expense of $3,134,000 to an expense $491,000 in the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is primarily due to the change in the value of our derivative instruments (preferred stock conversion rights and common stock purchase warrants). The value of our derivative instruments is calculated based on several factors, including stock price fluctuation, interest rate changes and the number of shares of 6% Convertible Preferred Stock and warrants outstanding.
Dividends and Accretion (Reversal of Accretion) of Preferred Stock Redemption Value
     Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value comparing the year ended December 31, 2007 with the year ended December 31, 2006:

	For the Year Ended:
	December 31, 2007	December 31, 2006
Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	$(1,561,000)	$1,650,000
     The total dividends on the 6% Convertible Preferred Stock and the accretion (reversal of accretion) of the redemption value of the 6% Convertible Preferred Stock was income of $1,561,000 in the year ended December 31, 2007 compared to an expense of $1,650,000 in the year ended December 31, 2006. This decrease was due to the fact that the number of shares of our 6% Convertible Preferred Stock decreased from approximately 2,065,000 shares outstanding as of December 31, 2006 to 215,000 shares outstanding as of December 31, 2007. With the reduction of the total number of shares of 6% Convertible Preferred Stock outstanding, we reversed the total accreted discount on such preferred shares.
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
     SG&A expenses for the year ended December 31, 2006 increased slightly from the comparable periods in 2005. SG&A expenses for the year ended December 31, 2006 were primarily related to costs incurred by us for research and development activities, customer testing, sales, marketing and production overhead costs. We recorded a reserve for obsolescence against the carrying value of certain raw materials and components of approximately $85,000 and $87,000 in the years ended December 31, 2006 and December 31, 2005, respectively.

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
     Total directors’ fees increased by $154,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is due primarily to the payment of additional fees to directors in September 2006 for their increased participation on board committees.
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
     Interest expense, net of interest income, increased substantially in the year ended December 31, 2006 compared to the year ended December 31, 2005. In the year ended December 31, 2006, approximately $480,000 of the interest expense recorded related to the amortization of the guarantee fees that were paid to a group of directors and stockholders (the “Guarantors”) to provide guarantees of the line of credit negotiated with our lender in June 2006. Interest expense also increased as a result of additional borrowing during 2006 under our line of credit. In 2005, we had no significant interest bearing debt as all amounts previously borrowed from a group of officers and directors were either repaid from the proceeds of the issue of the 6% Convertible Preferred Stock or were converted to shares of 6% Convertible Preferred Stock.
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
Dividends and Accretion (Reversal of Accretion) of Preferred Stock Redemption Value
     Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	For the Year Ended:
	December 31, 2006	December 31, 2005
Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	$1,650,000	$1,203,000

     The total dividends on the 6% Convertible Preferred Stock and the accretion (reversal of accretion) of the redemption value of the 6% Convertible Preferred Stock increased significantly in the year ended December 31, 2006 compared to the year ended December 31, 2005. Because the 6% Convertible Preferred Stock was issued in May 2005, we recorded the accretion and accrued and paid dividends for a longer period in 2006, resulting in the higher expenses in 2006.
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
     In March 2007, we entered into a Securities Purchase Agreement with a group of accredited investors for a private placement of common stock and A and B Warrants. The private placement resulted in gross proceeds of $4.0 million in March 2007 from the issuance of common stock. Through the date of this report, the Company has received gross proceeds of approximately $5.8 million from the exercise of A and B Warrants by certain investors. All B Warrants not exercised by the holders on or prior to November 5, 2007 expired pursuant to their terms. B Warrants with a total exercise value of $61,000 expired at the close of business on November 5, 2007 unexercised. The remaining A Warrants have a five year term and expire between March 2012 and November 2012 and may be exercised by the holders at any time prior to expiration.
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
     The issuance of common stock and Series B Stock to LED Holdings constituted a “Change of Control” pursuant to the terms of the Amended and Restated Certificate of Designation of the 6% Convertible Preferred Stock. As a result, we may no longer settle dividend payments with the issuance of common stock. Therefore, we are required to settle all remaining dividend obligations with the payment of cash. Based on the 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $100,000 annually to satisfy the dividend obligation. Furthermore, the issuance of common stock and Series B Stock to LED Holdings will significantly limit the amount of net operating losses that we will be permitted under applicable provisions of the Internal Revenue Code to utilize annually to offset taxable income, if any, in future fiscal years.

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
     Philips Solid State Lighting Solutions, Inc. filed a civil lawsuit against us on February 19, 2008. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for alleged infringement of five (5) related patents. We believe that this lawsuit is without merit and intend to dispute the claim. We cannot, however, determine with certainty the outcome or resolution of this lawsuit or the timing for its resolution. We may incur expenses in defending this litigation and damages if we are found liable. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be adversely affected.
     Currently, our strategy includes the outsourcing of certain manufacturing operations. Accordingly, except for any expenditures required to produce production tooling and molds for use by our contract manufacturers, we have made minimal investments in plant and equipment. If we increase sales and product deliveries, we may be required to make additions to our operations, administrative and management teams. Further, if we were to undertake the manufacture of certain or all of our products, capital expenditures would increase.
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
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures as of December 31, 2007 were effective.
     Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of this Annual Report. As a result of these assessments, we have concluded that we have maintained effective internal control over financial reporting as of December 31, 2007.
     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Our board of directors consists of eight (8) directors. Our bylaws allow for the number of directors to be set by the board of directors. Directors are elected annually to serve one-year terms.
     In connection with the Exchange Agreement, we entered into the Stockholder Voting Agreement, dated as of October 4, 2007, by and among us, LED Holdings, Ronald E. Lusk, Donald R. Harkleroad, Daryl N. Snadon and Robert E. Bachman (the “Voting Agreement”). The Voting Agreement governs the voting of stock held by LED Holdings and the other parties thereto in the election of members of the board of directors and has a term of two years. It provides that the board of directors of the Company is to consist of nine directors with: (i) four persons designated by the holders of the majority of the Series B Stock, (ii) four persons designated by the board of directors and (iii) the Chief Executive Officer of the Company.
     Set forth below is information concerning our directors and executive officers:

Name	Age	Position
Govi Rao	45	Chief Executive Officer and Chairman
Kenneth Honeycutt	56	President and Chief Operating Officer
Stephen Hamilton	43	Vice President — Finance
Kevin Furry	43	Chief Technology Officer
Frederic S. Maxik	46	Chief Scientific Officer
Robert E. Bachman	65	Director
David Bell	64	Director
Donald R. Harkleroad	62	Director
Richard Kelson	61	Director
Bonnie Reiss	52	Director
Daryl N. Snadon	61	Director
Richard Weinberg	48	Director
     Govi Rao, 45, joined us as Chief Executive Officer and Chairman of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Since June 14, 2007, Mr. Rao has also served as President and CEO of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock. Prior to that, Mr. Rao served as Vice President and General Manager for Phillips Solid State Lighting from January 2006 through June 2007. From March 2003 through December 2005, he served as Vice President of Business Creation and Brand for Phillips Lighting Company, and he was Senior Director of Professional Business for Phillips Lighting Company from July 2002 through February 2003. Mr. Rao does not serve as a director of any other public company.
     Kenneth Honeycutt, 56, joined us as President and Chief Operating Officer in June 2007. He also served as a member of our board of directors from June 2007 to October 2007. Mr. Honeycutt served as CEO of K2 Associates, a consulting firm specializing in strategy, performance improvement, and executive coaching, from August, 2006 to June, 2007. From 2002 to July, 2006, he was President and CEO of Acuity Brands Inc., a provider of lighting fixtures and specialty chemical products. Prior to that, Mr. Honeycutt was President of Lithonia Lighting Group, a provider of lighting equipment for commercial, industrial, outdoor, and residential applications.

     Stephen Hamilton, 43, served as our Chief Financial Officer from November 2005 through October 4, 2007. He served as Vice President-Corporate Controller from October 4, 2007 through February 11, 2008. He was appointed to serve as our Vice President — Finance on February 12, 2008. Prior to joining us, Mr. Hamilton was a consultant with Grant Knauth, LLP from September 2004 through October 2005, and he served as Chief Financial Officer of Quadrem International Holdings, Limited, a multi-national company operating an electronic marketplace from January 2001 through September 2004.
     Kevin Furry, 43, joined us as Chief Technology Officer in October 2007 in connection with our acquisition of the assets of LED Holdings. Since June 14, 2007, Mr. Furry has also served as a manager of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock. Prior to joining us, from 1993 through June 13, 2007, Mr. Furry served as President of LED Effects, Inc., an entity whose assets were acquired by LED Holdings.
     Fredric S. Maxik, 46, served as our Chief Technology Officer from June 2004 to October 2007. He also served as a director from August 2004 to October 2007. He was appointed Chief Scientific Officer in October 2007. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electronics in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Electronics in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik received his honorary PhD in physics from the University of Hong Kong in 1993.
     Robert E. Bachman, 65, has served as a director for us since September 2003. He is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, L.P., a private venture capital/equity fund. Mr. Bachman serves as the chairman of the audit committee of our board of directors. Mr. Bachman’s service as a member of the board of directors is governed by the Voting Agreement.
     David Bell, 64, was appointed a member of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Mr. Bell filled one of the four vacancies resulting from the acquisition and was appointed pursuant to the Voting Agreement discussed above. Since March 16, 2006, Mr. Bell has served as Chairman Emeritus of The Interpublic Group of Companies (''Interpublic’’), a provider of advertising, specialized marketing and communication services. Previously, he served as Interpublic’s Co-Chairman from January 2005 until March 15, 2006, Chairman and Chief Executive Officer from February 2003 to January 2005 and Vice Chairman from June 2001 to February 2003. From March 1999 to 2001, Mr. Bell served as Chairman and Chief Executive Officer of True North Communications, Inc., a provider of advertising and marketing communication services. From 1992 to March 1999, he served as Chairman and Chief Executive Officer of Bozell Worldwide. Mr. Bell serves on the Board of Directors of Warnaco Group Inc., Primedia, Inc. and DHB Industries Inc. Mr. Bell is currently Chairman of PRO-AD PAC (the advertising industry’s political action committee) and is the Chairman of the Board of Directors of The National Forest Foundation and Co-Chairman of the Advertising Council Advisory Group. Mr. Bell is also an operating advisor of Pegasus Capital Advisors, L.P. (“Pegasus Capital”). Pegasus Capital is an affiliate of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock.
     Donald R. Harkleroad, 62, has served as a director for us since September 2003. He is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries. Mr. Harkleroad’s service as a member of the board of directors is governed by the Voting Agreement.
     Richard Kelson, 61, was appointed a member of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Mr. Kelson filled one of the four vacancies resulting from the acquisition and was appointed pursuant to the Voting Agreement discussed above. Mr. Kelson currently serves as a member of the Board of Directors of MeadWestvaco Corporation and PNC

Financial Services Group, Inc. He retired from Alcoa, Inc. in 2006, where he served as Chairman’s Counsel. Mr. Kelson also served as Alcoa’s Executive Vice President and Chief Financial Officer for nearly a decade. Prior to that, he was Alcoa’s Executive Vice President - Environment, Health and Safety and General Counsel, and a member of the Executive Counsel, which is the senior leadership group that provides strategic direction for the company. Since June 14, 2007, Mr. Kelson has served as a member of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock. Mr. Kelson is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock.
     Bonnie Reiss, 52, was appointed a member of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Ms. Reiss filled one of the four vacancies resulting from the acquisition and was appointed pursuant to the Voting Agreement discussed above. Ms. Reiss has more than 25 years of experience in business and entertainment law, political organizing, finance and event production, as well as management of non-profits. Ms. Reiss served as Senior Adviser to Arnold Schwarzenegger’s Gubernatorial Campaign in 2003 and served as the senior advisor to the Governor during his first term, where she was involved in all policy development, state budgeting, political strategy, homeland security and legislative analysis. She served on the California State Board of Education from 2003-2005 and continues to advise the Governor as a board member of the California Recovery Team. Ms. Reiss is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock.
     Daryl N. Snadon, 61, has served as a director for us since September 2003. He is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships. Mr. Snadon’s service as a member of the board of directors is governed by the Voting Agreement.
     Richard Weinberg, 48, was appointed a member of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Mr. Weinberg filled one of the four vacancies resulting from the acquisition and was appointed pursuant to the Voting Agreement discussed above. Mr. Weinberg joined Pegasus Capital as a partner in 2005. Pegasus Capital is an affiliate of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock. Mr. Weinberg has over 23 years of business development and complex financial and legal restructuring experience. From 2000 to 2005, Mr. Weinberg served as CEO of G-I Holdings (f/k/a GAF Corporation), leading that entity’s bankruptcy restructuring efforts, and from 1993 to 2005, he served as General Counsel and a senior executive of GAF Materials Corporation and International Specialty Chemicals, Inc., building products and specialty chemicals companies, respectively.
     Members of Audit Committee and Audit Committee Financial Expert
     The members of the Audit Committee are:
Richard Kelson
David Bell
Robert Bachman
     Richard Kelson is designated as the “audit committee financial expert” of our Audit Committee. Mr. Kelson is independent of our management, and we believe he meets the criteria set forth in the regulations with respect to the qualifications of an “audit committee financial expert.”

     Code of Ethics
     We have adopted a code of ethics that is applicable to all our employees and, in particular, to our senior officers including our Chief Executive Officer and Vice President — Finance. A copy of the code of ethics may be obtained from us without charge by writing to us at the following address:
Lighting Science Group Corporation
2100 McKinney Avenue, Suite 1515
Dallas, Texas 75201
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2007, we complied with all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders except: Mr. Robert Bachman (2 late filings/4 late transactions); Mr. John Collingwood (1 late filing/3 late transactions); Mr. Stephen Hamilton (1 late filing/1 late transaction); Mr. Donald Harkleroad (2 late filings/4 late transactions); Mr. Shane Hartman (1 late filing/1 late transaction); Mr. Ronald Lusk (1 late filing/1 late transaction); Mr. Daryl Snadon (2 late filings/6 late transactions); Mr. Robert Woodson (1 late filing/1 late transaction); and Ardsley Advisory Partners (2 late filings/4 late transactions).
Item 11. Executive Compensation.
     The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by (1) each person who served as our principal executive officer during fiscal 2007; and (2) our two most highly compensated executive officers as of December 31, 2007 with compensation during fiscal 2007 of $100,000 or more (the “Named Executive Officers”).

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonquali-
							fied
						Non-Equity	Deferred
						Incentive	Compen-
				Stock	Option	Plan	sation	All Other
		Salary	Bonus	Awards	Awards	Compensa-	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($) (1)	($) (1)	tion	($)	($) (2)	Total ($)
Ronald E. Lusk	2007	$294,647	$300,000	—	—	—	—	$51,900 (4)	$646,547
(Chairman, President and Chief Executive Officer) (3)	2006	$250,000	—	—	$41,133	—	—	—	$291,133

Govi Rao	2007	$109,193	—	—	—	—	—	—	$109,193
(Chairman and Chief Executive Officer) (5)	2006	—	—	—	—	—	—	—	—

Ken Honeycutt	2007	$154,304	—	$662,500 (7)	—	—	—	—	$816,804
(President and Chief Operating Officer) (6)	2006	—	—	—	—	—	—	—	—

Frederic Maxik	2007	$250,000	—	—	—	—	—	—	$250,000
(Chief Scientific Officer)	2006	$250,000	—	—	$1,660	—	—	—	$251,660

(1)	Reflects dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Lusk was paid $195,833 as salary for serving as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Mr. Lusk was paid $98,814 as salary for serving as our Vice Chairman from October 4, 2007 to December 31, 2007. Mr. Lusk resigned on March 10, 2008.

(4)	Includes $51,900 that was indirectly paid to Mr. Lusk for the business use of a private airplane.

(5)	Mr. Rao joined us as our Chairman and Chief Executive Officer on October 4, 2007.

(6)	Mr. Honeycutt became our President and Chief Operating Officer on June 5, 2007.

(7)	Includes 62,500 shares of restricted stock awarded to Mr. Honeycutt pursuant to his employment agreement that vested during the year. The total restricted stock award for Mr. Honeycutt was 250,000 shares of common stock. The restricted stock award vests 25% on each of the grant date and each of the three anniversaries thereafter.

Employment Agreements
Govi Rao
     On October 4, 2007, in conjunction with our entry into the Exchange Agreement with LED Holdings, we entered into an employment agreement with Govi Rao (the “Rao Employment Agreement”). Pursuant to the Rao Employment Agreement, Mr. Rao will serve as our Chief Executive Officer and, without additional compensation, as Chairman of our board of directors. The Rao Employment Agreement has a term commencing on October 4, 2007 and continues until its termination. The Rao Employment Agreement may be terminated, without severance, by Mr. Rao voluntarily or by us with “cause.” In the event that Mr. Rao’s employment is terminated by us without “cause” or by Mr. Rao with “good reason,” Mr. Rao would be entitled to severance pay equal to his annual base salary. If Mr. Rao’s employment is terminated prior to the first anniversary of the Rao Employment Agreement’s commencement and we owe severance, Mr. Rao would instead be entitled to a severance of two times his annual base salary. Under the Rao Employment Agreement, Mr. Rao is entitled to an annual base salary of $425,000 and a monthly automobile allowance of $1,500. We may also pay Mr. Rao bonuses at such times and in such amounts as our board of directors determines, and Mr. Rao is entitled to participate in 2005 Plan.
Ronald E. Lusk
     In 1999, we entered into a three-year employment agreement with Mr. Lusk. Upon completion of the initial three-year term, Mr. Lusk’s agreement was automatically renewed for successive one-year periods. On October 4, 2007, in conjunction with our entry into the Exchange Agreement with LED Holdings, we terminated this employment agreement and entered into a new employment agreement with Mr. Lusk (the “New Lusk Employment Agreement”). Pursuant to the New Lusk Employment Agreement, Mr. Lusk was to serve as our Vice Chairman. The New Lusk Employment Agreement had a term commencing on October 4, 2007 and was to continue until the fifth anniversary of that date. It could be terminated at any time, without severance, by Mr. Lusk voluntarily or by us with “cause.” In the event that Mr. Lusk’s employment is terminated by us without “cause” or by Mr. Lusk with “good reason,” Mr. Lusk would be entitled to severance pay equal to his annual base salary. If Mr. Lusk’s employment was terminated prior to the first anniversary of the New Lusk Employment Agreement’s commencement and we owed severance, Mr. Lusk would instead be entitled to a severance of two times his annual base salary. Under the New Lusk Employment Agreement, Mr. Lusk was entitled to an annual base salary of $400,000. Mr. Lusk was also entitled to participate the 2005 Plan. On March 10, 2008, the New Lusk Employment Agreement was terminated by mutual agreement between us and Mr. Lusk. In conjunction with this termination, we entered into a letter agreement (the “Lusk Separation Agreement”) with Mr. Lusk whereby he resigned as a director and employee of the Company. Pursuant to the Lusk Separation Agreement, Mr. Lusk is entitled to $300,000 in severance, which was to be paid within seven business days after execution of the agreement and is entitled to an additional $300,000 in severance payable in equal installments over a period of twelve months from the date of execution of the Lusk Separation Agreement. The Lusk Separation Agreement also contains customary mutual release, non-competition, non-solicitation and confidentiality provisions.
Kevin Furry
     On October 4, 2007, in conjunction with our entry into the Exchange Agreement with LED Holdings, we entered into an employment agreement with Kevin Furry (the “Furry Employment Agreement”). Pursuant to the Furry Employment Agreement, Mr. Furry will serve as our Chief Technology Officer. The Furry Employment Agreement has a term commencing on October 4, 2007 and continues until the fifth anniversary of that date. The Furry Employment Agreement may be terminated at any time, without severance, by Mr. Furry voluntarily or by us with “cause.” In the event that Mr. Furry’s employment is terminated by us without “cause” or by Mr. Furry with “good reason,” Mr. Furry would be entitled to severance pay equal to $62,500. Under the Furry Employment Agreement, Mr. Furry is entitled to an annual base salary of $250,000. We may also pay Mr. Furry bonuses at such times and in such amounts as our board of directors determines, and Mr. Furry is entitled to participate in the 2005 Plan.

Further, upon termination, Mr. Furry may receive further payments as consideration for certain non-competition and non-solicitation covenants in the Furry Employment Agreement.
Frederic S. Maxik
     On June 1, 2004 in connection with the acquisition of Lighting Science, Inc., we entered into a three-year employment agreement with Mr. Maxik. On October 4, 2007, in conjunction with our entry into the Exchange Agreement with LED Holdings, we terminated this employment agreement and entered into a new employment agreement with Mr. Maxik (the “New Maxik Employment Agreement”). Pursuant to the New Maxik Employment Agreement, Mr. Maxik will serve as our Chief Scientific Officer. The New Maxik Employment Agreement has a term commencing on October 4, 2007 and continues until the fifth anniversary of that date. It may be terminated at any time, without severance, by Mr. Maxik voluntarily or by us with “cause.” In the event that Mr. Maxik’s employment is terminated by us without “cause” or by Mr. Maxik with “good reason,” Mr. Maxik would be entitled to severance pay equal to his annual base salary. If Mr. Maxik’s employment is terminated prior to the first anniversary of the New Maxik Employment Agreement’s commencement and we owe severance, Mr. Maxik would instead be entitled to a severance of two times his annual base salary. Under the New Maxik Employment Agreement, Mr. Maxik is entitled to an annual base salary of $250,000. We may also pay Mr. Maxik bonuses at such times and in such amounts as our board of directors determines, and Mr. Maxik is entitled to participate the 2005 Plan.
Kenneth H. Honeycutt
     On August 2, 2007, we entered into a three-year employment agreement with Mr. Honeycutt (the “Old Honeycutt Employment Agreement”). Under the Old Honeycutt Employment Agreement, Mr. Honeycutt was entitled to an annual salary of $250,000 and other benefits. Mr. Honeycutt was also awarded 250,000 shares of restricted common stock of the Company. The restricted stock vests 25% upon grant and 25% on each of the following three anniversary dates of the initial grant. On October 4, 2007, in conjunction with our entry into the Exchange Agreement with LED Holdings, we terminated the Old Honeycutt Employment Agreement and entered into a new employment agreement with Mr. Honeycutt (the “New Honeycutt Employment Agreement”). Pursuant to the New Honeycutt Employment Agreement, Mr. Honeycutt will serve as our President and Chief Operating Officer. It has a term commencing on October 4, 2007 and continues until the third anniversary of that date. The New Honeycutt Employment Agreement may be terminated at any time, without severance, by Mr. Honeycutt voluntarily or by us with “cause.” In the event that Mr. Honeycutt’s employment is terminated by us without “cause” or by Mr. Honeycutt with “good reason,” Mr. Honeycutt would be entitled to severance pay equal to his annual base salary. If Mr. Honeycutt’s employment is terminated prior to the first anniversary of the New Honeycutt Employment Agreement’s commencement and we owe severance, Mr. Honeycutt would instead be entitled to a severance of two times his annual base salary. Under the New Honeycutt Employment Agreement, Mr. Honeycutt is entitled to an annual base salary of $250,000. We may also pay Mr. Honeycutt bonuses at such times and in such amounts as our board of directors determines, and Mr. Honeycutt is entitled to participate the 2005 Plan. Mr. Honeycutt also agreed to waive his right to accelerated vesting of his restricted stock upon the “change in control” (as defined in Mr. Honeycutt’s Restricted Stock Award Agreement dated August 7, 2007) resulting from the transactions effectuated pursuant to the Exchange Agreement.
Outstanding Equity Awards At Fiscal Year-End
     The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our Named Executive Officers that were outstanding as of December 31, 2007.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
	Number		Awards:				Market	Unearned	Unearned
	of	Number of	Number of				Value of	Shares,	Shares,
	Securities	Securities	Securities			Number of	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			Shares or Units of	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Ronald E. Lusk	6,667 (2)	3,334 (3)	—	$6.40	2/21/2011	—	—	—	—
(Chairman and Chief Executive Officer) (1)

Govi Rao	—	—	—	—	—	—	—	—	—
(Chairman and Chief Executive Officer) (4)

Ken Honeycutt	—	—	—	—	—	187,500 (6)	$1,612,500 (7)	—	—
(President) (5)

Frederic Maxik	334 (8)	167 (9)	—	$6.40	2/21/2009	—	—	—	—
(Chief Technology Officer)

(1)	Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(2)	These options were granted on February 21, 2006. 3,334 of these options were fully exercisable (vested) upon grant and 3,333 became fully exercisable (vested) on February 21, 2007.

(3)	These options were granted on February 21, 2006. These options will become exercisable (vested) on February 21, 2008, assuming continued provision of services as an officer or director.

(4)	Mr. Rao became Chairman and Chief Executive Officer on October 4, 2007.

(5)	Mr. Honeycutt became our President and Chief Operating Officer on June 5, 2007.

(6)	Mr. Honeycutt was awarded 250,000 shares of restricted stock on August 5, 2007, pursuant to his employment agreement. 62,500 shares vested on August 5, 2007. 62,500 shares, 62,500 shares and 62,500 shares vest on August 5, 2008, August 5, 2009 and August 5, 2010, respectively.

(7)	Assumes a market value of $8.60 per share of common stock, as reported by the over the counter bulletin board on December 31, 2007.

(8)	These options were granted on February 21, 2006. 167 of these options were fully exercisable (vested) upon grant and 167 became fully exercisable (vested) on February 21, 2007.

(9)	These options were granted on February 21, 2006. These options will become exercisable (vested) on February 21, 2008, assuming continued provision of services as an officer.
Director Compensation
     The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007.

Change in
Pension
Value and
	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($) (1)	($)	($) (2)	($)	Earnings	($)	($)
Robert E. Bachman (3)	$47,500	—	$49,625	—	—	—	$97,125
John Collingwood (4)	$37,500	—	—	—	—	—	$37,500
Donald Harkleroad (5)	$47,500	—	$49,625	—	—	—	$97,125
Ronald E. Lusk (6)	—	—	—	—	—	—	—
Daryl Snadon (7)	$37,500	—	—	—	—	—	$37,500
Robert Woodson III (8)	$9,425	—	—	—	—	—	$58,302
Robert H. Warshauer (9)	—	—	—	—	—	—	—
Govi Rao (10)	—	—	—	—	—	—	—
Richard Kelson (11)	—	—	—	—	—	—	—
David Bell (11)	—	—	—	—	—	—	—
(Richard Weinberg (11)	—	—	—	—	—	—	—
Bonnie Reiss (11)	—	—	—	—	—	—	—

(1)	No fees have been shown as earned or paid in cash for the fourth quarter of 2007. We anticipate that we will finalize the compensation arrangements for the current members of the board of directors in the second quarter of 2008.

(2)	Reflects dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(3)	As of December 31, 2007, Mr. Bachman held options to purchase 51,250 shares of our common stock.

(4)	As of December 31, 2007, Mr. Collingwood held options to purchase 3,500 shares of our common stock. Mr. Woodson resigned from the board of directors in March 2007.

(5)	As of December 31, 2007, Mr. Harkleroad held options to purchase 56,250 shares of our common stock.

(6)	Pursuant to Mr. Lusk’s employment agreement, he was paid an annual salary of $400,000 for service as our Vice-Chairman. The salary paid to Mr. Lusk in his capacity as Vice Chairman during 2007 was included in the Summary Compensation Table. Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(7)	As of December 31, 2007, Mr. Snadon held options to purchase 3,500 shares of our common stock.

(8)	As of December 31, 2007, Mr. Woodson, III held options to purchase 3,500 shares of our common stock. Mr. Woodson resigned from the board of directors in March 2007.

(9)	Mr. Warshauer resigned as our President and a director in March 2007.

(10)	Mr. Rao joined us as our Chairman and Chief Executive Officer on October 4, 2007. As an executive officer of the Company, Mr. Rao does not receive any additional compensation as a member of the board of directors.

(11)	Joined the board of directors in October 2007.
     Through September 30, 2007, each independent non-employee director received compensation of $50,000 per year for service on the board of directors. To date this compensation has been paid by the issuance of shares of our common stock. Members of the board of directors are also eligible for participation in the 2005 Plan.
     From June 1, 2007 through September 30, 2007, the Company also paid $30,000 annually to each of Mr. Bachman and Mr. Harkleroad, who acted as the chairs of the Audit Committee and Executive and Compensation Committees, respectively.
     We anticipate that we will finalize the compensation arrangements for the current members of the board of directors in the second quarter of 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth as of March 24, 2008, the beneficial ownership of common stock of the Company by (i) each named executive officer or director, (ii) each person who was known to us to be the beneficial owner of more than five percent of the outstanding shares of common stock and (iii) directors and executive officers of the Company as a group (12 persons). Govi Rao, Chairman and Chief Executive Officer; Kenneth Honeycutt, President and Chief Operating Officer; Frederic Maxik, Chief Scientific Officer, Kevin Furry, Chief Technology Officer; and Stephen Hamilton, Vice President — Finance, are currently the only executive officers of the Company. Except as otherwise indicated, the address for each beneficial owner is Lighting Science Group Corporation, 2100 McKinney Avenue, Suite 1515, Dallas, TX 75201. The applicable percentage ownership is based on 22,069,810 shares of common stock issued and outstanding as of March 24, 2008, plus, on an individual basis, the right of that individual to obtain common stock upon exercise of stock options or warrants or upon the conversion of 6% Convertible Preferred Stock or Series B Stock within 60 days of March 24, 2008.

	Shares Beneficially
	Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Directors and Officers
Robert E. Bachman (2)	131,205	* %
David Bell	—	—%
Kevin Furry	—	—%
Stephen Hamilton (3)	19,285	* %
Donald R. Harkleroad (4)	124,154	* %
Kenneth Honeycutt (5)	250,000	1.1%
Richard Kelson	—	—%
Ron E. Lusk (6)	270,513	1.2%
Fredric S. Maxik (7)	3,613	* %
Govi Rao	—	—%
Bonnie Reiss	—	—%
Daryl N. Snadon (8)	146,807	—%

	Shares Beneficially
	Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Richard Weinberg	—	—%
Directors and Executive Officers as a Group (12 persons)	675,063	3.0%

Certain Persons
LED Holdings, LLC (9)	18,583,523	75.2%

*	Less than 1%.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)	Includes 5,554 shares of common stock issuable to USGT Investors, L.P. pursuant to the conversion of 6% Convertible Preferred Stock, 22,187 shares of common stock issuable to USGT Investors, L.P. upon the exercise of warrants, and 51,250 shares of common stock issuable to USGT Investors, L.P. pursuant to the exercise of stock options issued under the 2005 Plan. Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P. and may be deemed to have voting and/or investment power with respect to the shares owned by USGT Investors, L.P.

(3)	Includes 19,000 shares of common stock issuable upon the exercise of incentive stock options issued under the 2005 Plan.

(4)	Includes 8,334 shares of common stock issuable to The Bristol Company pursuant to the conversion of 6% Convertible Preferred Stock, 2,344 shares of common stock issuable to The Bristol Company upon exercise of warrants, and 56,250 shares of common stock issuable to The Bristol Company upon exercise of stock options issued under the 2005 Plan. Mr. Harkleroad is sole shareholder of The Bristol Company and may be deemed to have sole voting and/or investment power with respect to the shares owned by The Bristol Company.

(5)	Includes 250,000 shares of common stock issuable pursuant to Mr. Honeycutt’s restricted stock award agreement.

(6)	Includes 22,500 shares of common stock issuable upon exercise of warrants and 10,000 shares of common stock issuable upon the exercise of stock options issued under the 2005 Plan. Includes shares of common stock held by the Ronald E. Lusk Revocable Trust. Mr. Lusk is the trustee of the Ronald E. Lusk Revocable Trust and may be deemed to have voting and/or investment power with respect to the shares owned by the Ronald E. Lusk Revocable Trust. Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(7)	Includes 500 shares of common stock issuable upon the exercise of incentive stock options issued under the 2005 Plan.

(8)	Includes 15,594 shares of common stock issuable upon conversion of 6% Convertible Preferred Stock, 31,886 shares of common stock issuable upon the exercise of warrants and 3,500 shares of common stock issuable upon exercise of incentive stock options issued under the 2005 Plan.

(9)	Includes 2,654,789 shares of common stock issuable upon conversion of 2,000,000 shares of Series B Preferred Stock. PP IV (AIV) LED, LLC (“PPAIV”), PP IV LED, LLC (“PPLED”), Richard Kelson (“Mr. Kelson”) and LED Effects, Inc. (“LED”, together with PPAIV, PPLED, and Mr. Kelson, the “LED Holdings Members”) are members of LED Holdings. PPAIV and PPLED are funds managed by Pegasus Capital Partners, L.P. The LED Holdings Members do not directly own any of the common stock or Series B Preferred Stock of the Lighting Science Group Corporation. The LED Holdings Members share voting and dispositive power over the shares of common stock and Series B Preferred Stock of Lighting Science Group Corporation only as members of LED Holdings and by virtue of such status may be deemed to be the beneficial owner of the shares of common stock and Series B Preferred Stock of the Lighting Science Group Corporation held by LED Holdings. The LED Holdings Members disclaim beneficial ownership of the shares of common stock and Series B Preferred Stock held by LED Holdings, except to the extent of any pecuniary interest, and this statement shall not be deemed to be an admission that they are the beneficial owners of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Guarantors of Line of Credit
     On June 29, 2006, we entered into agreements with one of our banks to obtain a $2.0 million line of credit. Amounts due under the line of credit were guaranteed by a group of directors and stockholders (the “Guarantors”). The amount of the line of credit available for use by us at any point in time was equal to the aggregate value of guarantees that were negotiated between the bank and the Guarantors at that time. Between December 2006 and March 2007, we amended the line of credit to increase the amount available thereunder to up to $2,500,000. At May 28, 2007, Guarantors had provided guarantees for the entire $2.5 million balance of the line of credit. We also entered into agreements to lease equipment in March 2007. The total value of the leased equipment is $150,000. At May 28, 2007, Guarantors had provided guarantees for the entire amount of the leases.
     The Guarantors of the initial $2.0 million line of credit included the following current and former directors, officers and stockholders who were issued the respective number of shares of common stock and warrants to purchase common stock:

			Warrant Shares /
		Total Value of Debt	Common Shares to be
Name of Guarantor	Position	Guaranteed	Issued
UGT Investors LP (1)	Director	$150,000	26,250
Daryl Snadon	Director	200,000	35,000
John Collingwood	Director	200,000	35,000
Ron Lusk	Vice Chairman	50,000	8,750
Jerome Hill	Stockholder	100,000	17,500
George Parker Young	Stockholder	50,000	8,750
Phil Lacerte	Stockholder	1,250,000	118,750

TOTAL		$2,000,000	250,000

(1)	Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P.
     The warrants and shares of common stock listed in the table above were issued to the Guarantors during the third quarter of 2006. The warrants have an exercise price of $6.00 per share of common stock and a term of five years.
     In 2007, we issued warrants to the following Guarantors as consideration for providing additional guarantees enabling us to obtain the additional amount available under our line of credit and under the guaranteed equipment deposits:

		Amount of Guarantees	Warrant Shares to be
Name of Guarantor	Position	Provided	Issued
Ron Lusk	Vice Chairman	$275,000	13,750
Phibian S. Trust	Stockholder	75,000	3,750
Phil Lacerte	Stockholder	65,000	3,250
Daryl Snadon	Director	50,000	2,500
Edward Hawes	Stockholder	50,000	2,500
USGT Investors, LP (1)	Director	37,500	1,875
Baron Cass	Stockholder	48,750	2,438
Paul Schlosberg	Stockholder	48,750	2,438

TOTAL		$650,000	32,501

(1)	Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P.

     The above warrants have an exercise price of $6.00 per share and have a term of five years.
     Parent Company
     LED Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. LED Holdings beneficially owns 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock, which represents approximately 80% of our voting power.
Item 14. Principal Accounting Fees and Services.
     Fees billed for services provided by Turner, Stone & Company, L.L.P. related to the fiscal years ended December 31, 2006 and 2005 were as follows:
     Audit Fees
     Audit fees billed by Turner, Stone & Company, L.L.P. totaled approximately $158,370 and $57,600 for the years ended December 31, 2007 and 2006, respectively. Audit fees include fees for audit of our annual financial statements, review of our quarterly financial statements, services associated with securities filings and, for 2007, the audit of the financial statements of LED Holdings and its predecessor companies, pursuant to our acquisition of the assets of LED Holdings.
     Audit-Related Fees
     Audit-related fees billed by Tuner, Stone & Company, L.L.P. totaled approximately $4,800 for the year ended December 31, 2007. We were not billed for any audit-related fees for the year ended December 31, 2006. The $4,800 billed in 2007 consisted of due diligence-related costs incurred in conjunction with our acquisition of the assets of LED Holdings in October 2007.
     Tax Fees
     No tax fees have been paid to Turner, Stone & Company, L.L.P. for any period.
     All Other Fees
     No other fees other than those set out above have been paid to the Turner, Stone & Company, L.L.P.
     Pre-Approval Policies
     As required by the Sarbanes-Oxley Act, all audit and non-audit services performed by independent registered public accounting firms must be pre-approved by our Audit Committee unless the pre-approval provision is waived in applicable securities rules and regulations of the SEC. The Audit Committee may delegate to one or more members of the Committee the authority to grant pre-approval of non-audit services. The decision of any member to whom such authority is delegated to pre-approve non-audit services will be presented to the full Audit Committee for its approval at its next scheduled meeting.
     During fiscal year 2007, the Audit Committee approved 100% of the audit services provided by Turner, Stone & Company, L.L.P.
PART IV
Item 15. Exhibits, Financial Statements and Schedules.
     (a) The following documents are filed as part of this report:

     1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2007 and 2006, Consolidated Statements of Operations and Comprehensive Income for the two years in the period ended December 31, 2007, Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2007, Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2007, and Notes to Consolidated Financial Statements.
     2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
     Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION
March 31, 2008	/s/ Govi Rao
Govi Rao, Chairman and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Lighting Science Group Corporation hereby constitutes and appoints Govi Rao and Stephen Hamilton, or either of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

Signature	Capacity in which Signed	Date

/s/ Govi Rao Govi Rao	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Stephen Hamilton Stephen Hamilton	Vice President — Finance (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Robert E. Bachman Robert E. Bachman	Director	March 31, 2008

Signature	Capacity in which Signed	Date

/s/ David Bell David Bell	Director	March 31, 2008

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	March 31, 2008

/s/ Richard Kelson	Director	March 31, 2008
Richard Kelson

/s/ Bonnie Reiss Bonnie Reiss	Director	March 31, 2008

/s/ Daryl N. Snadon Daryl N. Snadon	Director	March 31, 2008

/s/ Richard Weinberg Richard Weinberg	Director	March 31, 2008

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Registration Rights Agreement dated October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.1+	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4+	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5+	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6+	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7+	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.8+	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9+	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

24.1*	Power of Attorney (included as part of the signature page).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President - Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Lighting Science Group Corporation
We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting Science Group Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the years then ended, in conformity with United States generally accepted accounting principles.
/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
March 27, 2008

--------------------------------------------------------------------------------

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,399,429	$86,080
Accounts receivable, net of allowance for doubtful accounts (Note 1)	1,392,064	110,217
Inventory, net of allowances (Note 3)	3,786,966	432,613
Prepaid expenses and other current assets	1,180,028	1,134,588

Total current assets	17,758,487	1,763,498

PROPERTY AND EQUIPMENT, net (Note 4)	1,149,024	360,031

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 1)	—	2,793,224
Intangible assets, net (Notes 1 and 4)	9,314,982	1,196,122
Other long-term assets	1,141,532	—
Goodwill (Note 1)	13,479,900	154,097

Total other assets	23,936,414	4,143,443

TOTAL ASSETS	$42,843,925	$6,266,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,357,399	$344,280
Accrued expenses	3,662,669	270,874
Accrued dividend on 6% Convertible Preferred Stock	5,435	54,814
Line of credit	—	2,044,948
Note payable — related party — current portion (Note 7)	—	81,250

Total current liabilities	6,025,503	2,796,166

OTHER LIABILITIES
Note payable — related party — long-term portion (Note 7)	—	62,500
Liability under derivative contracts (Note 8)	1,007,600	6,290,191

Total other liabilities	1,007,600	6,352,691

TOTAL LIABILITIES	7,033,103	9,148,857

COMMITMENTS AND CONTINGENCIES (Note 11)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 215,652 (2006 — 2,065,653) shares issued and outstanding, liquidation value of $690,086 (2006 — $6,610,089) (Note 8)	364,895	2,173,181

STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding	2,000	—
Common stock, $.001 par value, 495,000,000 shares authorized, 21,958,482 (2006 — 3,232,202) shares issued and outstanding	21,959	3,232
Additional paid-in-capital	68,523,254	16,503,354
Accumulated deficit	(33,111,567)	(21,561,652)
Accumulated other comprehensive income	10,281	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	35,445,927	(5,055,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,843,925	$6,266,972

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenue	$2,775,682	$436,172
Cost of goods sold	(2,170,149)	(350,724)

Gross margin	605,533	85,448

Operating expenses:
Selling, general and administrative	4,496,695	1,826,802
Compensation and related expenses	4,632,728	2,661,835
Professional fees	2,303,208	724,567
Directors fees	266,671	448,030
Depreciation and amortization	681,798	507,805

Total operating expenses	12,381,100	6,169,039

Operating loss	(11,775,567)	(6,083,591)

Other income (expense)
Interest income	138,279	15,834
Interest expense	(982,068)	(550,839)
Other, net (Note 8)	(491,171)	(3,134,427)

Total other income (expense)	(1,334,960)	(3,669,432)

Loss before dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(13,110,527)	(9,753,023)

Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value (Note 8)	(1,560,612)	1,649,513

Net loss attributable to common stock	(11,549,915)	(11,402,536)

Items included in accumulated comprehensive income	10,281	—

Net comprehensive loss	$(11,539,634)	$(11,402,536)

Basic net loss per weighted average common share	$(1.36)	$(3.94)

Weighted average number of common shares outstanding	8,515,956	2,891,877

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income	Total
Balance January 1, 2006, as previously reported	—	$—	55,474,591	$55,475	$12,830,833	$(10,159,116)	$—	$2,727,192

Adjust for reverse 1 for 20 reverse stock split effected January 25, 2008 (Note 1)	—	—	(52,700,860)	(52,701)	52,701	—	—	—

Balance, January 1, 2006, as restated	—	—	2,773,731	2,774	12,883,534	(10,159,116)	—	2,727,192

Conversion of 6% Convertible Preferred Stock to common stock	—	—	39,062	39	122,831	—	—	122,870

Issue of common stock in payment of operating expenses	—	—	366,672	367	1,925,645	—	—	1,926,012

Issue of common stock to settle dividends on the 6% Convertible Preferred Stock	—	—	59,648	59	301,912	—	—	301,971

Issue of common stock upon the exercise of warrants	—	—	10,871	11	65,215	—	—	65,226

Conversion of advances from director to common stock	—	—	343	—	2,056	—	—	2,056

Cancellation of common stock	—	—	(18,125)	(18)	18	—	—	—

Fair value of a warrant issued for payment of operating expenses	—	—	—	—	368,698	—	—	368,698

Stock option expense recorded during the year	—	—	—	—	784,943	—	—	784,943

Fair value of derivatives exercised or converted during the year	—	—	—	—	48,502	—	—	48,502

Net loss	—	—	—	—	—	(11,402,536)	—	(11,402,536)

Balance December 31, 2006	—	—	3,232,202	3,232	16,503,354	(21,561,652)	—	(5,055,066)

Conversion of 6% Convertible Preferred Stock to common stock	—	—	987,318	987	5,211,784	—	—	5,212,771

Issue of common stock in payment of operating expenses	—	—	81,631	82	639,073	—	—	639,155

Issue of common stock to settle dividends on the 6% Convertible Preferred Stock	—	—	44,397	44	263,861		—	263,905

Issue of common stock upon the exercise of warrants	—	—	1,017,537	1,018	6,684,942	—	—	6,685,960

Fair value of a warrant issued for payment of operating expenses	—	—	—	—	260,541	—	—	260,541

Common stock issued to investors in private placement	—	—	666,663	667	3,999,130	—	—	3,999,797

Common and Preferred stock issued to purchase net assets and operations of LED Holdings	2,000,000	2,000	15,928,733	15,929	24,575,229	—	—	24,593,158

Other payments received from Directors under Section 16 of Exchange Act	—	—	—	—	10,977	—	—	10,977

Additional paid-in capital recorded as a result of the application of push-down accounting in the reverse takeover accounting for the acquisition of the net assets of Lighting Science Group Corporation	—	—	—	—	11,821,576			11,821,576

Stock option expense recorded during the year	—	—	—	—	416,958	—	—	416,958

Share issue costs	—	—	—	—	(1,864,171)	—	—	(1,864,171)

Other Comprehensive Income	—	—	—	—	—	—	10,281	10,281

Net loss	—	—	—	—	—	(11,549,915)	—	(11,549,915)

Balance December 31, 2007	2,000,000	$2,000	21,958,482	$21,959	$68,523,254	$(33,111,567)	$10,281	$35,445,927

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss attributable to common stock	$(11,549,915)	$(11,402,536)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	639,155	1,926,012
Expenses paid by issuance of common share warrants	260,541	368,698
Non-cash stock option compensation expense	416,958	784,943
Accretion (reversal of accretion ) of 6% convertible preferred stock redemption value	(1,808,286)	1,245,504
Fair value adjustment to liabilities under derivative contracts	163,353	3,134,127
6% Convertible Preferred Stock dividends settled by issuance of common stock	242,774	301,971
Loss on disposal of assets	4,095	—
Depreciation and amortization	681,798	507,805
Changes in:
Accounts receivable	854,872	(100,442)
Prepaid expenses	(943,620)	(1,004,109)
Inventory	(2,367,458)	184,905
Accounts payable	697,763	96,311
Accrued expenses and other liabilities	3,342,414	110,402

Net cash used by operating activities	(9,365,557)	(3,846,409)

INVESTING ACTIVITIES
Purchase of net assets of LED Holdings	(10,436,031)	—
Cash held by subsidiary upon acquisition	990,483	—
Purchase of intangible assets	(3,362)	—
Purchase of property and equipment	(760,027)	(157,968)

Net cash used by investing activities	(10,208,937)	(157,968)

FINANCING ACTIVITIES
Loans from directors and officers	—	32,056
Repayment of loans from directors and officers	—	(30,000)
Receipt of other payments from stockholders	10,977	—
Proceeds from draws on line of credit	—	2,044,948
Repayment of amounts due under line of credit	(2,044,948)	—
Payment of amounts due under notes payable	(143,750)	(6,250)
Common and Series B Preferred stock issued to purchase net assets of LED Holdings	24,445,548	—
Proceeds from exercise of common stock warrants, net of related costs	6,100,158	65,226
Proceeds from private placement, net of related costs	2,509,577	—

Net cash provided by financing activities	30,877,562	2,105,980

Effect of exchange rate fluctuations on cash and cash equivalents	10,281	—

Net increase (decrease) in cash	11,313,349	(1,898,397)
Cash at beginning of year	86,080	1,984,477

Cash at end of year	$11,399,429	$86,080

Interest paid	$43,783	$45,955

6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Loss	$4,900	$108,227

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of 6% Convertible Preferred Stock to Common Stock	$5,265,117	$—

Conversion of loans from directors and officers to Common Stock	$—	$2,056

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company owned two subsidiaries during 2007. LSGC LLC was 80% owned through February 1, 2007 when the Company acquired a 100% interest in the joint venture for a nominal purchase price. LSGC LLC had no significant operations during the periods covered by these financial statements. With the acquisition of substantially all of the assets of LED Holdings, LLC (“LED Holdings”) on October 4, 2007, the Company also acquired a 90% interest in LED Effects Japan KK. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
The Company designs, assembles and markets products for the gaming, architectural, commercial and industrial, retail and public infrastructure lighting markets. The Company markets its products through architects and lighting designers, Original Equipment Manufacturers, lighting and electrical distributors, its own website and through its direct sales force.
Business Combination with LED Holdings
On October 4, 2007, the Company entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, pursuant to which LED Holdings transferred and assigned substantially all of its assets including, among other things, $15,000,000, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems (“LED Systems”), leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property to the Company in exchange for 2,000,000 shares of the Company’s newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 318,574,665 shares of the Company’s Common Stock (15,928,733 shares of common stock on a post reverse split basis, as noted below), par value $.001 per share (“Common Stock” and collectively with the Series B Stock, the “Exchange Consideration”) representing 70% of the fully-diluted capital stock of the Company and 80% of the voting rights of all outstanding shares of capital stock of the Company as of October 4, 2007.
The $15,000,000 transferred from LED Holdings to the Company on the closing date included $14,009,517 that was received by the Company directly and $990,483 that was held by LED Effects Japan KK. The following net assets were acquired by the Company from LED Holdings:

Cash held by subsidiary	$990,483
Accounts receivable	2,136,719
Inventory	986,894
Fixed assets	198,686
Intangible assets	5,719,209
Goodwill	1,620,200
Other long term assets, including investment in LED Effects Japan, KK	182,462
Total assets acquired	11,834,653
Less: Accounts payable and accrued liabilities assumed	(408,139)
Net assets acquired	$11,426,514
Less: cash acquired	(990,483)

Net non-cash assets acquired	$10,436,031

LED Holdings acquired the business from LED Effects, Inc. in June 2007. The Company reviewed the valuation report that was prepared by an independent valuation company for the acquisition of the intangible assets of LED Effects, Inc. by LED Holdings and determined that based on the short period of time that elapsed between the date at which the valuation report was prepared and the date at which the Company acquired the net assets and operations of LED Holdings, the major assumptions included in the valuation report had not changed and could be relied upon by the Company for determining the fair value of the intangible assets acquired.
In the statement of cash flows, the Company has presented the acquisition of the net non-cash assets in the table above and the cash held by the subsidiary acquired as an investing activity. On the statement of cash flows, the total common stock and Series B Stock issued to purchase the net assets of LED Holdings is calculated as follows:

Net non-cash assets acquired	$10,436,031
Cash received directly by the Company from LED Holdings	14,009,517

$24,445,548

Reverse Takeover Accounting
As the Company settled the acquisition of the net assets and operations of LED Holdings with the issue of 2,000,000 Series B Stock and 15,928,733 shares of common stock (on a post reverse split basis, as noted below), the members of LED Holdings held in excess of 80% of the voting stock of the Company at the closing date of the transaction. This transaction is deemed to be a reverse takeover for accounting purposes. The acquisition will be accounted for as a purchase transaction in accordance with SFAS 141 — Business Combinations, with LED Holdings identified as the acquirer.
Pursuant to the reverse takeover, the intangible assets of the Lighting Science Group Corporation were valued by an independent valuation company, in accordance with SFAS 141, Goodwill and Intangible assets. The net assets of Lighting Science that were acquired by LED Holdings in the reverse takeover are shown in the table below:

Cash and cash equivalents	$677,000
Other current assets	4,656,000
Fixed assets	587,000
Patents and technology	3,900,000
Goodwill	11,859,700
Estimated fair value of assets	21,679,700
Less: Fair value of current liabilities	(3,948,000)

Total estimated fair value of net assets at the closing date of the transaction	$17,731,700

Push Down Accounting
As discussed above, immediately after the closing of the transaction, members of LED Holdings controlled in excess of 80% of the voting stock of the Company. In accordance with SAB 54 and EITF D-97, the Company and LED Holdings have elected to adopt push down accounting for the fair value of the intangible assets that were identified on the acquisition of voting control of the Company by LED

Holdings. By applying push down accounting, the Company has recorded the intangible assets that would have otherwise been recorded in the accounts of LED Holdings. The Company has recorded these intangible assets in the same manner as LED Holdings would have in its own accounts. The Company will amortize the amount recorded in Patents and Technology over 7.5 years and charge such amortization to its statement of operations. The total value of the intangible assets recorded in the accounts of the Company has been credited to Additional Paid-In Capital. The following table shows the calculation of the intangible assets that have been recorded in the Company’s accounts pursuant to the application of push-down accounting:

	Technology		Total
	and Patents	Goodwill	Adjustment
Intangible assets fair value per independent valuation	$3,900,000	$11,859,700	$15,759,700
Less: reallocation of intangible assets existing at closing	—
Reorganized value in excess of amounts allocable to identifiable assets	—	(2,793,224)	(2,793,224)
Patents and intellectual property	(990,803)	—	(990,803)
Goodwill recorded prior to closing date	—	(154,097)	(154,097)

Net adjustment to intangible assets pursuant to application of push-down accounting	$2,909,197	$8.912,379	$11,821,576

As a result of applying push-down accounting to account for the reverse takeover by LED Holdings, the Company will include the operating results of the LED Holdings business from October 4, 2007, the closing date of the transaction, through December 31, 2007 in its statement of operations for the year ended December 31, 2007. The statement of operations for the year ended December 31, 2007 will include the results for the business operated by the Company prior to the acquisition of the net assets and operations of LED Holdings for the period January 1, 2007 through December 31, 2007.
Reverse Stock Split
On January 25, 2008, the Company completed a 1 for 20 reverse split of its common stock. All common stock share and per share amounts included in these financial statements have been restated to reflect the reverse stock split.
Summary of Significant Accounting Policies
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

Accounts Receivable
The Company records accounts receivable as its products are shipped to customers. The Company records accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of December 31, 2007 and 2006, accounts receivables are reflected net of reserves of $463,633 and $4,219, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivables.
Inventory
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
Depreciation expense was $168,891 and $93,272 for 2007 and 2006, respectively.
Other Assets
Other assets consist of intangible assets that were acquired from LED Holdings and intangible assets that were recorded by the Company when it applied push down accounting for certain intangible assets that were valued upon the acquisition of voting control of the Company by LED Holdings. Other assets also includes certain long-term prepaid expenses (see Note 9) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
The Company acquired the following intangible assets from LED Holdings on October 4, 2007:

Technology and patents	$2,769,771
Trademarks	355,500
Customer relations	717,833
Software	1,876,105

$5,719,209

Prior to the reverse takeover of the Company by LED Holdings, the Company also recorded intangible assets related to intellectual property acquired in the acquisition of Lighting Science Inc. and to the Proprietary Rights Agreement between the Company and Fredric Maxik, the Company’s Chief Scientific Office.
Upon the reverse takeover of the Company by LED Holdings, the Company performed a valuation on all of its intangible assets. The total enterprise value calculated for the transaction has been allocated to identifiable assets and goodwill. When the Company applied push down accounting to reflect the goodwill and other intangible assets identified in the valuation calculations, the existing intellectual property was allocated to the total Technology and Patents that were recorded in the Company’s accounts.
Amortization expense was recorded on the Company’s intangible assets for the years ended December 31, 2007 and 2006 as shown in the following chart:

	Year ended	Year ended
	December 31,	December 31,
	2007	2006
Proprietary rights agreement	$147,433	$354,333
Technology and patents	263,805	60,200
Trademarks	4,500	—
Customer relationships	12,167	—
Software	85,000	—

	$512,905	$414,533

     Reorganization Value
On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas — Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition.
As a result of the terms of the Plan, $2,793,224 was reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of the holder of the Series A Preferred stock, which agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 — Goodwill and Other Intangible Assets, the reorganization value is treated the same as goodwill and is not amortized.
Upon the reverse takeover of the Company by LED Holdings, the Company performed a valuation on all of its assets. The total enterprise value calculated for the transaction has been allocated to identifiable assets and goodwill. When the Company applied push down accounting to reflect the goodwill and other intangible assets identified in the valuation calculations, the reorganization value in excess of identifiable assets was reallocated to goodwill. Therefore, the total amount of goodwill reflected in the accounts of the Company as a result of applying the push down accounting was recorded net of the reorganization value that was reallocated.
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
The Company issued warrants for the purchase of common stock as compensation for providing bridge loans to the Company in 2005. In December 2006, the Company offered to adjust the terms of the warrants as described in Note 7. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheet and changes in the fair value of such warrants are recorded in operations each period and are reported in other income (expense), in accordance with SFAS 123 (R).
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $1,003,731 and $1,147,122 for the years ended December 31, 2007 and 2006, respectively.
Stock Based Compensation
On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the annual shareholders meeting in December 2006. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.
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
Earnings per share
Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 8 and 9.
Comparative Consolidated Financial Statements
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2007 consolidated financial statements.
NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107 — Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 9, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 7, the Company has applied variable accounting to the warrants issued to certain directors and officers. These warrants have been recorded at fair value.
NOTE 3: INVENTORY
At December 31, 2007 and 2006, inventory is comprised of the following:

	December 31,	December 31,
	2007	2006
Deposits paid to contract manufacturers	$159,820	$31,878
Raw materials and components	3,273,774	255,767
Work-in-process	221,493	—
Finished goods	131,879	144,968

	$3,786,966	$432,613

At December 31, 2007 and 2006, the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $415,000 and $140,000, respectively, which is netted against the balance of raw materials and components in the table above.

NOTE 4: PROPERTY, EQUIPMENT AND OTHER ASSETS
At December 31, 2007 and 2006, property and equipment consists of the following:

	December 31,	December 31,
	2007	2006

Leasehold improvements	$184,609	$5,526
Office furniture, fixtures and telephone equipment	201,301	97,072
Computer equipment	439,435	113,249
Production and test equipment	320,961	94,989
Tooling and molds	328,843	200,414

Total property and equipment	1,475,149	511,250
Accumulated depreciation	(326,126)	(151,219)

	$1,149,023	$360,031

At December 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.
At December 31, 2007 and 2006, intangible assets consist of the following:

	December	December
	31, 2007	31, 2006

Proprietary rights agreements	$—	$1,063,000
Technology and patents	2,890,268	1,204,000
Trademarks	5,539,496	—
Software	2,000,000	—
Customer relationships	730,000	—

Total intangible assets	11,159,764	2,267,000
Less: accumulated amortization	(1,844,782)	(1,070,878)

	$9,314,982	$1,196,122

SFAS No. 142, Goodwill and Other Intangible Assets, specifies that intangible assets that have finite lives are to be amortized over their useful lives. The values of the intangible assets are all based on appraisals conducted by independent third parties. The intangible assets, their original fair values and their useful lives are detailed below:

	Original Fair	Estimated
Intangible asset	Value	Useful Life
Technology and intellectual property	$6,790,000	7.5 years
Trademarks	360,000	20.0 years
Software	2,000,000	5.0 years
Customer relationships	730,000	15 years
Goodwill	13,479,900	Not determinable
The chart below shows the estimated amortization expense for the Company’s intangible assets for each of the next five years:

	2008	2009	2010	2011	2012
Technology and intellectual property	$905,000	$905,000	$905,000	$905,000	$905,000
Trademarks	18,000	18,000	18,000	18,000	18,000
Software	400,000	400,000	400,000	400,000	200,000
Customer relationships	49,000	49,000	49,000	49,000	49,000

	$1,372,000	$1,372,000	$1,372,000	$1,372,000	$1,172,000

NOTE 5: LINE OF CREDIT AND GUARANTEES
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
As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. The Company issued 156,250 shares of common stock and 126,250 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $6.00 per common share and have a five year term. The expiration date of the warrants is shown in Note 9. The fair value of the warrants issued to the Guarantors was $366,296. The value of the common stock issued to the Guarantors is $937,500. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the years ended December 31, 2007 and 2006 $854,396 and $480,202 was recognized in the consolidated statements of operations, respectively.
Prior to the closing of the Exchange Agreement transaction, the Company terminated its line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.
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
LED Holdings acquired voting control of the Company in October 2007. At the time of the change in control, the Company had accumulated approximately $75,000,000 in tax loss carryforwards. As a result of the change in control, the Company will be limited in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2027. To the extent the Company is able to utilize available tax loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to additional paid in capital.
Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $10,200,000 at December 31, 2007, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded a reduction in the valuation allowance of approximately $14,800,000 for the year ended December 31, 2007 and had recorded an increase in the valuation allowance of $1,800,000 for the year ended December 31, 2006. The net operating loss carryforwards are available to offset future taxable income of the Company.

NOTE 7: NOTES PAYABLE – RELATED PARTIES
Note to Phibian S Trust
Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which $143,750 remained outstanding at January 1, 2007.
Prior to the closing of the Exchange Agreement transaction, the Company repaid all amounts outstanding under the note payable to the Phibian Trust and all accrued interest thereon prior to the closing of the Exchange Agreement transaction.
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $6.00 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $30.00 per share. At December 31, 2007, 15,800 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other income (expense) in the Consolidated Statements of Operations.
NOTE 8: PREFERRED STOCK
Private Placement with Institutional and Accredited Investors
On May 12, 2005, the Company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the Company, for the sale of 2,260,966 shares of the Company’s 6% Convertible Preferred Stock (the “6% Convertible Preferred Stock”) along with warrants to purchase additional shares of the Company’s common stock. The 6% Convertible Preferred Stock was priced at $3.20 per share, and the Company received proceeds of $7,235,086 of which $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Initially, each share of 6% Convertible Preferred Stock is convertible at any time at the election of the holder at $16.00 per share into common stock, subject to full ratchet anti-dilution adjustments.
During the years ended December 31, 2007 and 2006, 1,850,001 and 195,313, respectively, shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At December 31, 2007, 215,652 shares of 6% Convertible Preferred Stock remained outstanding.
The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The 6% Convertible Preferred Stock ranks pari passu with the Series B Stock with respect to liquidation preference and the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $3.84 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Company must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010.
Initially, the warrants were exercisable at the election of the holder into a total of approximately 339,150 shares of common stock at an initial exercise price of $19.20 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the Company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from approximately 661,009 common shares to approximately 1,101,690. The Company has filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006.
On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the years ended December 31, 2007 and 2006, approximately 11,719 and 1,172 warrants for the purchase of common stock were exercised, respectively.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(1,808,286) and $1,245,504 for the years ended December 31, 2007 and 2006, respectively. The accretion of the discount is negative in 2007 due to the large number of shares of 6% Convertible Preferred stock that were converted by the holders during the year.
The following table presents the change in the fair value of the derivatives for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31	December 31,
	2007	2006

Fair value of liability for derivative contracts, beginning of period	$6,290,191	$3,327,437
Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	163,353	3,085,625
Add fair value of new derivative contracts accounted for using variable accounting during the period	145,205	—
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(5,591,149)	(122,871)

Fair value of liability for derivative contracts, end of period	$1,007,600	$6,290,191

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of December 31, 2007 are as follows:

		Embedded conversion feature associated with
	Warrants	the 6% Convertible Preferred Stock

Exercise/Conversion Price	$6.00	$6.00
Fair Value of the Company’s Common Stock	$8.60	$8.60
Expected life in years	2.4	2.4
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	3.06%	3.06%
Calculated fair value per share	$4.80	$4.80
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
The Company issued warrants to purchase a total of approximately 31,993 shares of the Company’s common stock at an initial exercise price of $30.00 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 3,200 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $6.00 per share. In June 2007, 28,793 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $7.00 per share. None of the warrants issued to the placement agent and financial advisor were outstanding at December 31, 2007.
NOTE 9: STOCKHOLDERS’ EQUITY
March 2007 Private Placement
On March 9, 2007, the Company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The Company issued approximately 666,663 shares of common stock at a price of $6.00 per share. The Company also issued approximately 500,000 A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $7.00 per share and have a term of five years. The Company also issued approximately 666,663 B Warrants for the purchase of additional shares of common stock. Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each B Warrant is $6.00 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the Company to register the common stock issued to the investors on March 9, 2007. The Registration statement was declared effective by the SEC on June 28, 2007. Therefore, all B Warrants were required to be exercised by the holder on or before November 5, 2007. A total of 10,184 B Warrants expired unexercised on November 5, 2007.
During the year ended December 31, 2007, the holders of approximately 656,480 B Warrants exercised such warrants. During the year ended December 31, 2007, the holders of approximately 269,995 A Warrants exercised such warrants. At December 31, 2007, approximately 722,365 A Warrants were outstanding.
Series B Stock
On October 4, 2007, the Company issued 2,000,000 shares of Series B Stock as partial consideration for the acquisition of the net assets and operations of LED Holdings. Shares of Series B Stock are convertible at any time at the option of the holder, at a conversion price equal to $5.650166808 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.
Each share of Series B Stock is entitled to 3.5 votes for each share of common stock into which it is convertible. Shares of Series B Stock are entitled to a liquidation preference over other classes of our capital stock except the 6% Convertible Preferred Stock, in which case the Series B Stock is pari passu. The liquidation preference per share is equal to the purchase price of the Series B Stock plus interest, which accrues at the rate of 6% per annum. The liquidation right and preference is applicable in the event of our liquidation, a merger of our Company with or into another entity or the sale by us of all or substantially all of our business or operating assets. The holders of at least a majority of the outstanding Series B Stock have the right to purchase up to an aggregate of $10 million of the Company’s common stock, for cash, in one or more transactions at a 15% discount to the average closing price of the Company’s common stock for the thirty consecutive trading days immediately preceding the date of the purchase or purchases.
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
The Company issued 227,750 and 36,500 Incentive Stock Options (“ISO’s”) to employees and directors during the years ended December 31, 2006 and 2005, respectively, and 2,500 Non-Qualified Stock Options to a consultant under the 2005 Plan during the year ended December 31, 2005. The Company issued 28,500 ISO’s to employees in the first quarter of 2007 and an additional 58,000 ISO’s to employees and directors in the third quarter of 2007. A portion of such options vest on the date of issuance, with the balance vesting over a period of two to three years.
The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted under the Plan:

Exercise price	$17.40 - $6.00
Fair market value of the underlying stock on date of grant	$8.20 - $3.00
Option term	3.0 years – 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% - 3.75%

Calculated fair value per share	$8.20 - $3.00
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
The fair value of the options issued during the year ended December 31, 2007 and 2006 were $394,300 and $897,870. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $416,958 and $784,943 for the years ended December 31, 2007 and 2006, respectively.
A summary of the option awards under the Company’s 2005 Plan as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price

Outstanding and exercisable, beginning of year	231,500	$7.00
Granted	86,500	$9.20
Exercised	—	—
Forfeited	(50,333)	($6.78)

Outstanding and exercisable, end of period	267,667	$7.80

Options vested at end of period	182,667	$7.68

Weighted average fair value of options granted during the year ended December 31, 2007	$4.96

At December 31, 2007, the average remaining term for outstanding stock options is 3.2 years.
A summary of the status of non-vested shares under the Company’s 2005 Plan as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
Non-vested Stock Options	Shares	Fair Value

Non-vested at beginning of period	127,833	$5.00
Granted	86,500	$4.00
Vested	(81,942)	$(4.59)
Forfeited	(47,392)	$(6.78)

Non-vested at end of period	85,000	$8.14

As of December 31, 2007, there was a total of $228,724 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2007, was $409,490. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.
During the year ended December 31, 2006, the Company granted 25,000 common stock options to a consultant, subject to the consultant meeting certain performance measures over the two year term of its contract. If the performance criteria under the option grant are not met, no options will be issued to the consultant. In accordance with SFAS 123(R), no compensation expense has been included related to this stock option grant as the measurement date cannot be determined and no disincentive for non-performance exists in the contract.
Restricted Stock Agreement
In August 2007, the Company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant, The Company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statement of operations over an estimated period of 2.5 years.
During the year ended December 31, 2007, $938,540 has been recognized as compensation expense. The remaining unamortized balance of the restricted stock award has been included in the following accounts:

December 31,
2007
Prepaid expenses and other current assets	$662,508
Other long-term assets	1,048,952

$1,711,460

Warrants for the Purchase of Common Stock
At December 31, 2007, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 9)	March 2007 Private Placement A Warrants	722,365	$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 5)	Financing guarantees	126,250	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 8)	Private Placement	326,255	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 7)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	March 2, 2008 through July 31, 2009

Total		1,284,120

At December 31, 2007, all warrants are fully vested.
In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 18,750 shares of common stock of ICurie. The strike price of the options is $6.40 per share and the term of the options is five years. At December 31, 2007, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.
NOTE 10: SEGMENT INFORMATION
For the year ended December 31, 2007, the Company has determined that the United States was the only geographic segment that which had in excess of 10% of the net sales or net assets of the Company. For the year ended December 31, 2007, the United States segment generated $2,717,156 of the total sales of the Company. At December 31, 2007, the United States segment held substantially all of the net assets of the Company For the year ended December 31, 2006, the Company only operated in one geographic segment.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2007, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount

2008	$899,426
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the years ended December 31, 2007 and 2006, the Company incurred rent expense of approximately $290,000 and $168,000, respectively.

Commission Agreements with Directors
Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director is responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time an officer and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing.
Registration Rights Agreement
In connection with the March 2007 Private Placement (Note 9), the Company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, the Company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 9, 2007, the closing date, or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.
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
NOTE 12: SUBSEQUENT EVENTS
Legal Action
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed (but has not served) a civil lawsuit in the United States District Court for the District of Massachusetts against (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007.
The Company is reviewing Philips’ allegations, but believes they are without merit and intends to dispute them in light of, among other things, the following:
•	Since 1994, LED Effects has been developing and selling custom-designed, pulse-with-modulation (PWM) controlled, color-changing LED fixtures and components. As successor to the assets of LED Effects, the Company believes it is (and LED Effects has been since its inception) considered a leader in this fixture and component space, and it continues to develop and sell cutting-edge LED-based products today.

•	Prior to Phillips’ acquisition of CK, a Philips affiliate conducted extensive due diligence relating to the intellectual property of LED Effects. The Philips affiliate subsequently (i) proposed and consummated a joint development agreement with LED Effects and (ii) proposed a minority investment in LED Effects.

•	The Philips affiliate previously contracted with LED Effects to develop and manufacture products in accordance with the Philips affiliate’s specifications and using LED Effects’ proprietary technology. The Philips affiliate then used such products to compete successfully against CK before CK was subsequently acquired by Philips.

•	Since the CK acquisition, Philips has continued to purchase and distribute linear products employing the technology of LED Effects, as indicated on Philips’ web site.
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief.
Termination of Employment Agreement
On March 10, 2008, the Company entered into a letter agreement (the “Separation Agreement”) with Ronald E. Lusk, the Company’s Vice Chairman and a director, pursuant to which Mr. Lusk has resigned as a director and employee of the Company. Mr. Lusk will be paid $300,000 in severance within seven business days after execution of the Separation Agreement and is entitled to an additional $300,000 in severance payable in equal installments over a period of twelve months from the date of execution of the Separation Agreement. The Separation Agreement also contains customary mutual release, non-competition, non-solicitation and confidentiality provisions.
In addition, in connection with his resignation, the Company and Mr. Lusk have entered into an agreement pursuant to which the Company will sell to Mr. Lusk on an exclusive basis light emitting diode (LED) fixtures for use in commercial indoor parking garages sold through parking lot management companies.