Form 10-Q
period 2008-03-31
LIGHTING SCIENCE GROUP CORP
filed 2008-05-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Ave., Suite 1515, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 382-3630
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of May 1, 2008, there were 28,785,145 shares of Common Stock issued and outstanding , 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2008

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,389,128	$286,721
Accounts receivable, net of allowance for doubtful accounts of $464,105 (2007 - $4,219)	2,115,560	63,467
Inventory, net of allowances (Note 3)	4,351,288	803,035
Prepaid expenses and other current assets	1,409,343	804,931

Total current assets	14,265,319	1,958,154

PROPERTY AND EQUIPMENT, net (Note 4)	1,336,255	404,387

OTHER ASSETS
Reorganized value in excess of amounts allocable to identifiable assets (Note 1)	—	2,793,224
Intangible assets, net (Notes 1 and 4)	8,947,407	1,092,488
Other long-term assets	975,907	—
Goodwill (Note 1)	13,479,900	154,097

Total other assets	23,403,214	4,039,809

TOTAL ASSETS	$39,004,788	$6,402,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,759,232	$466,340
Accrued expenses	4,840,980	279,347
Note payable — related party — current portion (Note 7)	—	75,000

Total current liabilities	7,600,212	820,687

OTHER LIABILITIES
Note payable — related party — long-term portion (Note7)	—	43,750
Liability under derivative contracts (Note 8)	289,760	3,208,694

Total other liabilities	289,760	3,252,444

TOTAL LIABILITIES	7,889,972	4,073,131

COMMITMENTS AND CONTINGENCIES (Note 11)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding (2007 - 2,065,653), liquidation value of $630,086 (2007 - $6,610,089) (Note 8)	364,617	2,499,158

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and oustanding, aggregate liquidation preference $15,000,000	2,000	—
Common stock, $.001 par value, 495,000,000 shares authorized, 22,069,812 shares issued and outstanding (2007 - 3,937,949)	22,070	3,938
Additional paid-in-capital	69,688,683	20,588,178
Deficit	(38,982,525)	(20,762,055)
Accumulated other comprehensive income	19,971	—

TOTAL STOCKHOLDERS’ EQUITY	30,750,199	(169,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,004,788	$6,402,350

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-month period	Three-month period
	ended March 31,	ended March 31,
	2008	2007
Revenue	$2,144,058	$138,720
Cost of goods sold	(1,709,158)	(102,664)

Gross margin	434,900	36,056

Operating expenses:
Sales and marketing	1,202,731	182,597
Operations	1,217,180	284,880
General and administration	3,723,475	806,095
Depreciation and amortization	459,842	125,799

Total operating expenses	6,603,228	1,399,371

Operating loss	(6,168,328)	(1,363,315)

Other income (expense)
Interest income	81,250	976
Interest expense	(11,738)	(397,521)
Other, net (Note 8)	245,202	2,982,146

Total other income (expense)	314,714	2,585,601

Net income (loss)	(5,853,614)	1,222,286

Dividend on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value (Note 8)	17,351	422,688

Net Income (loss) attributable to common stock	$(5,870,965)	$799,598

Items included in accumulated comprehensive income (loss)	9,690	—

Net comprehensive income (loss)	$(5,861,275)	$799,598

Basic net income (loss) per weighted average common share	$(0.27)	$0.23

Weighted average number of common shares outstanding	22,013,462	3,414,364

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-months	Three-months
	ended March 31,	ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(5,870,965)	$799,598
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Expenses paid by issuance of common stock	65,000	92,501
Expenses paid by issuance of common share warrants	—	68,282
Non-cash stock option compensation expense	67,651	99,455
Accretion (reversal of accretion) of 6% convertible preferred stock redemption value	(278)	325,977
Fair value adjustment to liabilities under derivative contracts	(245,662)	(3,036,241)
6% Convertible Preferred Stock dividends settled by issuance of common stock	—	98,880
Loss on disposal of assets	—	4,094
Depreciation and amortization	459,842	125,799
Changes in:
Accounts receivable	(723,496)	46,751
Prepaid expenses	(63,691)	329,657
Inventory	(564,322)	(370,422)
Accounts payable	254,414	122,060
Accrued expenses and other liabilities	1,320,294	(46,341)

Net cash used by operating activities	(5,301,213)	(1,339,950)

INVESTING ACTIVITIES
Purchase of property and equipment	(279,499)	(70,617)

Net cash used by investing activities	(279,499)	(70,617)

FINANCING ACTIVITIES
Repurchase of common stock pursuant reverse stock split	(1,795)	—
Payment of amounts due under notes payable	—	(25,000)
Payment of amounts due under line of credit	—	(2,044,948)
Proceeds from exercise of common stock warrants	562,516	55,800
Proceeds from other payments received from stockholders	—	10,977
Proceeds from issue of common stock, net of issue costs	—	3,614,379

Net cash provided by financing activities	560,721	1,611,208

Effect of exchange rate changes on cash and cash equivalents	9,690	—

Net increase (decrease) in cash	(5,010,301)	200,641

Cash at beginning of period	11,399,429	86,080

Cash at end of period	$6,389,128	$286,721

Interest paid	$8,827	$67,270

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Income (Loss)	$17,659	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. The Company owned three subsidiaries during the quarter. LSGC LLC and Lighting Science group Limited (UK) were 100% owned throughout the quarter. The Company also owned a 90% interest in LED Effects Japan KK. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
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

As a result of applying push-down accounting to account for the reverse takeover by LED Holdings, the Company will include the operations of the LED Holdings business in its statement of operations for the three-month period ended March 31, 2008. The results of operations of the LED Holdings business are not included in the statements of operations for the comparative period in 2007.
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
On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas — Ft. Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, a related party that owned the Series A Preferred Stock, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition. This feature of the Plan — the exchange of debt for greater than 50% of the equity in the restructured entity — qualified the Company to utilize the reporting guidelines of the “Fresh Start” accounting rules contained in Statement of Position (“SOP”) 90-7 — Financial Reporting by Entities in Reorganization Under the Bankruptcy Code .

Reverse Stock Split
On January 25, 2008 the Company completed a 1 for 20 reverse split of its common stock. All share and per share amounts included in these financial statements have been restated to reflect the reverse stock split.
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
Depreciation expense was $90,750 and $22,166 for the three-month periods ended March 31, 2008 and 2007, respectively.
Other Assets
Other assets consist of intangible assets that were acquired from LED Holdings and intangible assets that were recorded by the Company when it applied push down accounting for certain intangible assets that were valued upon the acquisition of voting control of the Company by LED Holdings. Other assets also include certain long-term prepaid expenses (see Note 9) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
The Company acquired the following intangible assets from LED Holdings on October 4, 2007:

Technology and patents	$2,769,771
Trademarks	355,500
Customer relations	717,833
Software	1,876,105

$5,719,209

Prior to the reverse takeover of the Company by LED Holdings, the Company also recorded intangible assets related to intellectual property acquired in the acquisition of Lighting Science Inc. and to the Proprietary Rights Agreement between the Company and Fredric Maxik, the Company’s Chief Scientific Officer.

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
Amortization expense was recorded on the Company’s intangible assets for the three months ended March 31, 2008 and 2007 as shown in the following chart:

	3 months	3 months
	ended	ended
	March 31,	March 31,
	2008	2007
Proprietary rights agreement	$—	$88,584
Technology and patents	267,425	15,050
Trademarks	4,500	—
Customer relationships	12,167	—
Software	85,000	—

	$369,092	$103,634

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
As a result of the terms of the Plan, $2,793,224 was reflected as reorganization value in excess of amounts allocable to identifiable assets on the consolidated balance sheet. The circumstances giving rise to this presentation were created by a provision in the Plan that preserved the secured claim of the holder of the Series A Preferred stock, which agreed to the reaffirmation of its debt. As a result of this reaffirmation, which is part of the confirmation of the Plan, an offsetting entry to the reorganization value was recorded. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 — Goodwill and Other Intangible Assets , the reorganization value is treated the same as goodwill and is not amortized.
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $231,759 and $149,979 for the three months ended March 31, 2008 and 2007, respectively.
Stock Based Compensation
On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the annual shareholders meeting in December 2006. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment . Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.
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
Comparative Consolidated Financial Statements
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2008 consolidated financial statements.
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
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 9, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 7, the Company has applied variable accounting to the warrants issued to certain directors and officers. These warrants have been recorded at fair value. The company has also applied variable accounting to certain other warrants and stock options as discussed in Note 9.
NOTE 3: INVENTORY
At March 31, 2008 and 2007 inventory is comprised of the following:

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007

Deposits paid to contract manufacturers	$504,856	$115,870
Raw materials and components	3,530,052	560,682
Work-in-process	54,859	—
Finished goods	261,521	126,483

	$4,351,288	$803,035

At March 31, 2008 and 2007, the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $441,000 and $136,000, respectively, which is netted against the balance of raw materials and components in the table above.
NOTE 4: PROPERTY, EQUIPMENT AND OTHER ASSETS
At March 31, 2008 and 2007, property and equipment consists of the following:

	March 31,	March 31,
	2008	2007

Leasehold improvements	$261,646	$4,000
Office furniture, fixtures and telephone equipment	182,008	97,072
Computer equipment	527,178	123,632
Production and test equipment	423,780	94,989
Tooling and molds	356,043	201,124
Deposits on Equipment	—	55,523

Total property and equipment	1,750,655	576,340
Accumulated depreciation	(414,400)	(171,953)

	$1,336,255	$404,387

At March 31, 2008, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.
At March 31, 2008 and 2007, intangible assets consist of the following:

	March	March
	31, 2008	31, 2007

Proprietary rights agreements	$—	$1,063,000
Technology and patents	2,890,302	1,204,000
Trademarks	5,539,496	—
Software	2,000,000	—
Customer relationships	730,000	—

Total intangible assets	11,159,798	2,267,000
Less: accumulated amortization	(2,212,391)	(1,175,538)

	$8,947,407	$1,091,462

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
As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. The Company issued 156,250 shares of common stock and 126,250 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $6.00 per common share and have a five year term. The expiration date of the warrants is shown in Note 9. The fair value of the warrants issued to the Guarantors was $366,296. The value of the common stock issued to the Guarantors is $937,500. The fair value of the common stock and the warrants issued to the Guarantors has been recorded as a prepaid expense and will be amortized over the term of the line of credit. During the three-month periods ended March 31, 2008 and 2007 $ — and $344,191 was recognized in the consolidated statements of operations, respectively.
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
LED Holdings acquired voting control of the Company in October 2007. At the time of the change in control, the Company had accumulated approximately $75,000,000 in tax loss carry forwards. As a result of the change in control, the Company will be limited in the amount of loss carry forwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2027. To the extent the Company is able to utilize available tax loss carry forwards that arose from operations in tax years prior to September 26, 2003; any benefit realized will be credited to additional paid in capital.
Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $10,600,000 at March 31, 2008, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded an increase in the valuation allowance of approximately $400,000 for the three-months ended March 31, 2008 and had recorded an increase in the valuation allowance of $330,000 for the three-months ended March 31, 2007. The net operating loss carry forwards are available to offset future taxable income of the Company.
NOTE 7: NOTES PAYABLE — RELATED PARTIES
Note to Phibian S Trust
Upon the acquisition of Lighting Science, Inc. the Company owed a balance of $200,000 to Phibian S Trust of which $118,750 remained outstanding at March 31, 2007.
Prior to the closing of the Exchange Agreement transaction in October 2007, the Company repaid all amounts outstanding under the note payable to the Phibian Trust and all accrued interest thereon prior to the closing of the Exchange Agreement transaction.
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
In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $6.00 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $30.00 per share. At March 31, 2008, 15,800 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other income (expense) in the Consolidated Statements of Operations.
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
During the three months period ended March 31, 2008 and 2007, 18,750 and none, respectively, shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At March 31, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the three-month periods ended March 31, 2008, 93,751 warrants for the purchase of common stock were exercised. No warrants were exercised in the three-month period ended March 31, 2007.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(278) and $325,977 for the three month periods ended March 31, 2008 and 2007, respectively. The accretion of the discount is negative in 2008 due to the shares of 6% Convertible Preferred stock that were converted by the holders during the year.

The following table presents the change in the fair value of the derivatives for the three month ended March 31, 2008 and 2007:

	Three months	Three months
	Ended March 31,	Ended March
	2008	31, 2007

Fair value of liability for derivative contracts, beginning of period	$1,007,600	$6,290,191
Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	(626,260)	(3,015,773)
Add fair value of new derivative contracts accounted for using variable accounting during the period	380,598	—
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(472,178)	(65,724)

Fair value of liability for derivative contracts, end of period	$289,760	$3,208,694

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of March 31, 2008 are as follows:

		Embedded
		conversion
		feature
		associated with
		the 6%
		Convertible
	Warrants	Preferred Stock

Exercise/Conversion Price	$6.00	$6.00
Fair Value of the Company’s Common Stock	$6.00	$6.00
Expected life in years	2.2	2.2
Expected volatility	75%	75%
Expected dividend yield	0.0%	0.0%
Risk free rate	2.51%	2.51%
Calculated fair value per share	$2.73	$2.73
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
The Company issued warrants to purchase a total of approximately 31,993 shares of the Company’s common stock at an initial exercise price of $30.00 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to other income/ (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 3,200 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $6.00 per share. In June 2007, 28,793 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $7.00 per share. None of the warrants issued to the placement agent and financial advisor were outstanding at March 31, 2008.
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
In April 2008, the holder of the Series B Stock exercised its right to purchase additional common stock of the Company. The holder purchased 2,083,333 shares of common stock of the Company for a gross proceeds of $10 million. The Company negotiated a reduction in the discount to market from 15% to approximately 5% for the transaction.
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
No options were issued during the quarter ended March 31, 2008. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting were $67,651 and $99,455 for the three-month periods ended March 31, 2008 and 2007, respectively.

A summary of the option awards under the Company’s 2005 Plan as of March 31, 2008 and changes during the three months then ended is presented below:

		Weighted
		Average
		Exercise
Stock Options	Shares	Price

Outstanding and exercisable, beginning of year	267,667	$7.80
Granted	—	$—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable, end of period	267,667	$7.80

Options vested at end of period	221,234	$7.68

Weighted average fair value of options granted during the year ended March 31, 2008	$7.40

At March 31, 2008, the average remaining term for outstanding stock options is 2.9 years.
A summary of the status of non-vested shares under the Company’s 2005 Plan as of March 31,2008, and changes during the year then ended is presented below:

		Weighted
		Average
		Grant
		Date Fair
Non-vested Stock Options	Shares	Value

Non-vested at beginning of period	85,000	$8.14
Granted	—	$—
Vested	(38,567)	$(6.60)
Forfeited	—	$—

Non-vested at end of period	46,433	$9.40

As of March 31, 2008, there was a total of $161,073 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three-month period ended March 31, 2008, was $153,000. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.
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
On May 5, 2008, the Company registered 1,510,250 shares of the Company’s common stock on Form S-8 to cover grants of options and awards of restricted stock under the 2005 Plan that are subject to stockholder approval at Company’s annual meeting of stockholders in August 2008. The options are also subject to the terms and conditions set forth in the form of stock option agreement or employee incentive stock option agreement, as applicable, filed as an exhibit to the Form S-8. The restricted stock are subject to the terms and conditions set forth in the restricted stock award agreement filed as as an exhibit to the Form S-8.
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

During the three months ended March 31, 2008, $ 165,624 has been recognized as compensation expense. The remaining unamortized balance of the restricted stock award has been included in the following accounts:

March 31, 2008
Prepaid expenses and other current assets	$1,409,393
Other long-term assets	975,907

$2,385,300

Warrants for the Purchase of Common Stock
At March 31, 2008, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 9)	March 2007 Private Placement A Warrants	722,365	$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 5)	Financing guarantees	126,250	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 8)	Private Placement	232,504	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 7)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	September 2008 through July 31, 2009

Total		1,190,369

At March 31, 2008, all warrants are fully vested.
In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 18,750 shares of common stock of ICurie. The strike price of the options is $6.40 per share and the term of the options is five years. At March 31, 2008, the Company has recorded a valuation allowance against the full value of the stock options recorded in its accounts.
During the three-month period ended March 31, 2008, the Company extended the expiry date of 66,667 options for the purchase of common stock and 20,000 warrants for the purchase of common stock. The securities have been extended to allow the Company to register the underlying common stock. The Company has deemed the extension a material change in the terms of the securities and has recorded the fair value of $380,598 of the securities at the date of the extension as an expense in the statement of operations during the three month period ended March 31, 2008.
NOTE 10: SEGMENT INFORMATION
For the period ended March 31, 2008, the Company has determined that the United States was the only geographic segment that which had in excess of 10% of the net sales or net assets of the Company. For this period, the United States segment generated more than 90% of the total sales of the Company. At March 31, 2008, the United States segment held substantially all of the net assets of the Company.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At March 31, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$899,426
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three months ended March 31, 2008 and 2007, the Company incurred rent expense of approximately $143,462 and $43,723, respectively.
Commission Agreements with Directors
Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director is responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time an officer and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing. In the second fiscal quarter of 2008, the Company discontinued its commission agreements with outside directors. No amounts have been paid under these agreements to any director.

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
Termination of Employment Agreement
On March 10, 2008, the Company entered into a letter agreement (the “Separation Agreement”) with Ronald E. Lusk, the Company’s Vice Chairman and a director, pursuant to which Mr. Lusk has resigned as a director and employee of the Company. Mr. Lusk was paid $300,000 in severance and is entitled to an additional $300,000 in severance payable in equal installments over a period of twelve months from the date of execution of the Separation Agreement. The Separation Agreement also contains customary mutual release, non-competition, non-solicitation and confidentiality provisions.
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
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). Philips Electronics removed the matter to federal court in the Eastern District of California, and the

Company has filed a motion for remand to state court. The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief.
Other Contingencies
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.
NOTE 12: SUBSEQUENT EVENTS
Acquisition of Lighting Partner B.V.
On April 22, 2008, Lighting Science Coöperatief U.A (“Purchaser”)., a cooperative incorporated under the laws of the Netherlands and wholly-owned subsidiary of the Company, entered into a definitive Share Purchase Agreement (the “Purchase Agreement”) with the Company, as Guarantor, C. van de Vrie Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands, W. van de Vrie Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands, R.Q. van de Vrie Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands, Q. van de Vrie Jr. Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands, Y.B. van de Vrie Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands (collectively, the “Sellers”), Mr. C. van de Vrie, an individual residing in the Netherlands, Mr. W. van de Vrie, an individual residing in the Netherlands, Mr. R. Q. van de Vrie, an individual residing in the Netherlands, Mr. Q. van de Vrie, an individual residing in the Netherlands, Mr. Y.B. Borghart van de Vrie, an individual residing in the Netherlands (collectively the individuals, the “Shareholders”) and Lighting Partner B.V., a private company with limited liability incorporated under the laws of the Netherlands (“LPBV”), pursuant to which the Company acquired all of the outstanding capital shares of LPBV from the Sellers for a combination of $5,000,000 in cash paid by the Purchaser and guaranteed by the Company and 4,632,000 shares of common stock (the “Consideration Shares”) of the Company, par value $0.001 per share.
Pursuant to the terms of the Purchase Agreement and subject to the conditions thereof, each Seller received its pro rata portion of $5,000,000 and 4,632,000 shares of the Company’s common stock based on the number of capital shares of LPBV held by such Seller on the closing date of the acquisition, subject to the holdback described below. As a result, LPBV became an indirect wholly-owned subsidiary of the Company.
For a period of one year following the closing of the acquisition, each Seller is prohibited from offering, selling, contracting to sell, pledging, granting any option to purchase, making any short sale, or otherwise disposing of 75% of the Consideration Shares; provided, however, that if LED Holdings registers for sale any of its shares of the Company’s common stock, the Sellers may register for sale (pursuant to the piggyback registration rights described below) and sell a proportionate percentage of the Consideration Shares.
Further, in order to satisfy any indemnification obligations under the Purchase Agreement, 1,120,000 of the Consideration Shares will be held back by the Company for a period of two years from the closing date. Any indemnification that the Company may be entitled to will be subject to the limitations set forth in the Purchase Agreement.
In connection with the acquisition, the Company assumed expenses of approximately $1,200,000 incurred due to the change of control of LPBV, which includes bonus payments to certain employees of LPBV.
In connection with the acquisition, the Company sold 2,083,333 shares of common stock to LED Holdings, the holder of approximately 70% of the outstanding common stock of the Company prior to the acquisition, for proceeds of $10,000,000 pursuant to a Stock Subscription Agreement dated April 22, 2008, by and among the Company, LED Holdings and PP IV LED LLC. The proceeds were used to fund the amount of the cash payment to the Sellers, to pay the Company’s costs and bridge financing (described below) repayment related to the acquisition and for working capital purposes. The common stock was issued to LED Holdings at an effective price per share of $4.80 under a pre-existing “follow-on” investment option it acquired through the Company’s acquisition of LED Holdings’ business and net assets in October 2007. LED Holdings’ follow-on investment option entitled LED Holdings to purchase up to $10,000,000 in shares of common stock at a 15% discount from the average closing price of the common stock (as reported on the OTC Bulletin Board) for the thirty (30) consecutive trading days immediately prior to the purchase; however, the Company and LED Holdings agreed to decrease such discount from 15% to approximately 5% from the average closing price of the common stock (as reported on the OTC Bulletin Board) for the thirty (30) consecutive trading days immediately prior to the purchase, which is reflected in the effective price per share.
Also, in conjunction with the closing of the LPBV acquisition, the Company entered into a $4,000,000 bridge loan on April 18, 2008 with Bank of Texas, N.A. at an interest rate of 5.25% per annum secured by the Company’s deposits at Bank of Texas due May 1, 2008. This loan was repaid in full on April 24, 2008.

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
The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, changes in interest rates, inability to identify suitable acquisition candidates, successfully consummate acquisitions, and expand our business, risks relating to acquired businesses and integrating acquired businesses, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract or maintain key employees or customers, or ineffectiveness of our marketing programs. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. We disclaim any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.
Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the consolidated financial statements and notes thereto included in this report, and other documents filed by us from time to time with the Commission.
Overview
We design, manufacture and market intelligent, environmentally friendly light emitting diode (“LED”) lighting solutions for consumer and professional applications. Our patented and patent-pending designs in power management, thermal management, controls and micro-electronics are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials. We have recently made the transition to an operating company, focusing on sales and growth in the lighting industry marketplace.
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
Recent Developments
On January 25, 2008, we completed a one-for-twenty reverse stock split resulting in our total shares issued and outstanding and outstanding stock options and warrants decreasing in a one-to-twenty ratio.
On April 24, 2008, in an effort to broaden our focus to include halogen and other LED lighting fixture offerings, we acquired 100% of the outstanding common stock of Lighting Partner, B.V. (“LPBV”), a developer, manufacturer and distributor of lighting fixtures based in the Netherlands. In exchange for purchasing the 100% interest in LPBV, we paid LPBV’s former stockholders an aggregate of $5 million and issued a total of 4,632,000 shares of our common stock. In order to finance the transaction, we issued 2,083,333 shares of our common stock to LED Holdings, LLC (“LED Holdings”) for gross proceeds of $10 million. We also incurred approximately $1.2milion in costs associated with the transaction.
Results of Operations
Revenues
For the three-month period ended March 31, 2008, revenues totaled $2,144,000, representing increases of $2,005,000 compared to revenue levels for the same periods in 2007. For the three-month periods ended March 30, 2008 and 2007, our revenues consisted of sales of lighting products. Revenues increased in 2007 as a result of our acquisition of the business and operating assets of LED Holdings in October 2007.
Cost of Goods Sold
For the three-month period ended March 31, 2008, cost of goods sold was $1,655,000 as compared to $103,000 for the comparable period in 2007. The increase in cost of goods sold over this period was primarily due to our increased sales volume resulting from the acquisition of the operating business of LED Holdings in October 2007.
Sales and Marketing Expenses
Summarized in the table below are our sales and marketing expenses comparing the three-month period ended March 31, 2008 with the three- month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Sales and marketing expenses	$1,203,000	$183,000
Sales and marketing expenses for the three-month period ended March 31, 2008 increased by $1,020,000 from the comparable periods in 2007. The increase in sales and marketing expenses for the three-month period ended March 31, 2008 was primarily due to (i) the increase in sales and marketing staff pursuant to the acquisition of the business of LED Holdings, (ii) marketing and promotional expenses related to new product lines expected to be introduced in 2008 and (iii) increased travel, trade show and website development and management costs related to the implementation of the Company’s strategic marketing plan developed subsequent to the acquisition of LED Holdings business and operations.

Operations Expense
Summarized in the table below are operations and related expenses comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Operations and related expenses	$1,217,000	$285,000
Operations and related expenses includes supply chain management, management of third-party contract manufacturers, procurement and research and development. Operations and related expenses increased by approximately $932,000 for the three-month period ended March 31, 2008 compared to the comparable periods in 2007. The principal reasons for the increase in the three-month period ended March 31, 2008 were (i) the increase in operations staff after the acquisition of the business and operations of LED Holdings and (ii) an increase in new product development activities undertaken by the Company.
General and Administrative Expenses
Summarized in the table below are general and administrative expense comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
General and administrative expenses	$3,723,000	$806,000
General and administrative expenses increased by approximately $2,917,000 in the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. The principal reasons for this increase were (i) the increase in management and administrative staff subsequent to the acquisition of the business of LED Holdings in October 2007, (ii) the Company incurred legal expenses of approximately $1,000,000 in connection with the legal action with Philips, numerous securities filings in connection with the acquisition of LED Holdings business, legal costs related to the executing the reverse stock split completed by the Company in January 2008 and increased legal and filings costs related to an acceleration of the filing and maintenance of the Company’s patent portfolio, (iii) approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the business of LED Holdings and (iv) third party services incurred to facilitate the integration of the LED Holdings business with that of the Company including costs related to network and applications integration and developing an integrated marketing strategy.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses comparing the three-month period ended March 31, 2087 with the three-month period ended march 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Depreciation and amortization	$460,000	$126,000
Depreciation and amortization expense increased in the three-month period ended March 31, 2008 as compared to the similar period in 2007 due mainly to increased amortization of the intangible assets purchased from LED Holdings and intangible assets acquired by the Company pursuant to the Company electing, in conjunction with LED Holdings, to use push-down accounting for certain assets.
Interest Income (Expense) (Net)
Summarized in the table below is interest income, net of interest expense, comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Interest expense (net)	$70,000	$(397,000)
Interest income, net of interest expense, increased by approximately $467,000 in the three-month period ended March 31, 2008 as the average cash balances held by the Company during this period were substantially higher than in the same period in 2007. The Company also had obtained a guaranteed line of credit in 2006 and was amortizing the guarantee fees over the initial term of the loan in the first quarter of 2007. As the line of credit was terminated immediately prior to the acquisition of the business of LED Holdings, no guarantee fees were amortized in

the first quarter of 2008. Interest expense is expected to increase by [$        ] during the second quarter of 2008 as a result of our acquisition of LPBV and our indirect assumption of LPBV’s debt.
Other Income (Net)
Summarized in the table below are other income, net of other expenses, comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Other income (expense), net	$245,000	$2,982,000
Other income (expense), decreased by approximately $2,737,000 in the three-month period ended March 31, 2008. The majority of this increase is related to an decrease in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors (the “Director Bridge Loan Warrants”). In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for our common stock and current interest rates. The Company also incurred expenses of approximately $381,000, being the fair value recognized for certain derivative securities for which a major change in the terms was made during the quarter. These securities will also be marked-to-market on a quarterly basis in future periods.
Dividends and Accretion of Preferred Stock Redemption Value
Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three-month period ended March 31, 2008 with the three-month period ended March 31, 2007:

	For the Three-Month
	Period Ended:
	March	March
	31, 2008	31, 2007
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$17,000	$423,000
The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock decreased significantly in the three-month period ended March 31, 2008 compared to the same period in 2007. This decrease primarily resulted from the fact that the number of shares of 6% Convertible Preferred Stock outstanding at March 31, 2008 had decreased to 196,902 shares from 2,065,653 shares at March 31, 2007. With the decrease in the number of shares of 6% Convertible Preferred Stock outstanding, the total dividends paid on a quarterly basis as well as the total value of the outstanding 6% Convertible Preferred Stock being accreted has been significantly decreased.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash reserves and cash flows from operating activities. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs.
As previously discussed , in April 2008, we acquired a 100% interest in LPBV in exchange for a payment of $5 million and the issuance of 4,632,000 shares of our common stock. To finance the acquisition of LPBV, the Company sold 2,083,333 shares of common stock to LED Holdings pursuant to a stock purchase option from our earlier acquisition of the business and net assets of LED Holdings in October 2007. We received $10 million as consideration for the issuance to LED Holdings.
On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, whereby LED Holdings contributed all of its assets including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property to us, in exchange for a combination of preferred and common stock representing, on a fully-diluted basis, 70% of our common stock and 80% of our voting power. The issuance of common stock and Series B Stock to LED Holdings will significantly limit the amount of net operating losses that we will be permitted under applicable provisions of the Internal Revenue Code to utilize annually to offset taxable income, if any, in future fiscal years.
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
Philips Solid State Lighting Solutions, Inc. filed (but has not served) a civil lawsuit against us on February 19, 2008. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for alleged infringement of five (5) related patents. We believe that this lawsuit is without merit and intend to dispute the claim. We cannot, however, determine with certainty the outcome or resolution of this lawsuit or the timing for its resolution. We may incur expenses in defending this litigation and damages if we are found liable. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be adversely affected.
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
We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. Furthermore, we have acquired the assets and businesses of LED Holdings and LPBV during the last seven months. If, as management believes, we are successful marketing our current products and developing additional new products or we make further acquisitions, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources would be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed, to increase our marketing efforts or to make additional acquisitions.
While we believe that our current balances along with the cash received from the sale of our products will be sufficient to meet our cash needs, other potential sources of outside capital include entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.
Item 3. Quantitative and Qualitative Disclosures About Market Rick
Not applicable pursuant to Item 305(e) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Item 4. Controls and Procedures
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures as of March 31, 2008 were effective.
Management’s Quarterly Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We have endeavored to design our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurances that our objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct, which could have a material adverse impact on our operations or results. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of this Quarterly Report. As a result of these assessments, we have concluded that we have maintained effective internal control over financial reporting as of March 31, 2008.
This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). Philips Electronics removed the matter to federal court in the Eastern District of California, and we have filed a motion for remand to state court. The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief.

Item 1A. Risk Factors
If we are unable to integrate successfully the assets and businesses of LED Holdings and LPBV into our operations, our business and future prospects will or could be adversely affected.
The integration of the recently acquired assets and businesses of LED Holdings and LPBV including, among other things, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property, may be difficult and may lead to adverse effects on our business. The success of the integration will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the assets and businesses of LED Holdings and LPBV with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the assets and businesses of LED Holdings and LPBV. The integration process may be a complex, costly and time-consuming process. The difficulties of combining the assets and businesses of the companies include, among others:
•	consolidating research and development operations, where appropriate;

•	coordinating sales, distribution and marketing functions;

•	preserving the important research and development, manufacturing and supply, distribution, marketing, customer and other relationships of LED Holdings and LPBV;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
We may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any resulting difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of the assets and businesses of LED Holdings and LPBV and adversely affect our other operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock and Other Securities Issued During the Quarter
The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.
•	On February 5, 2008, we issued to four of our outside directors 5,436 shares of common stock in a private placement in settlement of the Director’s fees for the third quarter of 2007.

•	On February 5, 2008, we issued 2,143 shares of common stock in a private placement to an employee in settlement of the employee’s employment contract.

•	On February 13, 2008, we issued to two holders of warrants, 93,751 shares of common stock in a private placement upon the exercise of the warrants.

•	On March 13, 2008, we issued to a holder of 6% Convertible Preferred Stock, 10,000 shares of common stock, in a private placement, upon conversion of 18,700 shares of 6% Convertible Preferred Stock.

•	On April 22, 2008, we issued to the five former stockholders of LPBV, 4,632,000 shares of common stock in a private placement, for partial settlement of the acquisition of 100% of the outstanding common stock of LPBV.

•	On April 22, 2008, we issued 2,083,333 shares of common stock to LED Holdings, in a private placement upon the exercise of its option for the purchase of common stock.

•	On April 22, 2008, we issued options to purchase 60,000 shares of common stock to an employee of LPBV in consideration for such employee foregoing certain change in control payments under his employment agreement with LPBV as a result of our acquisition of LPBV.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5 Other Information
None.
Item 6: Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated , ___(previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated , ___(previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference)..

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated , ___(previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference)..

10.1	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.6	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has requested an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, granting confidential treatment to selected portions. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION
(Registrant)

Date: May 14, 2008	By	/s/ Govi Rao
Govi Rao
Chief Executive Officer

Date: May 14, 2008	By	/s/ Stephen Hamilton
Stephen Hamilton
Vice-President, Finance and Principal Accounting Officer