Form 10-Q
period 2008-06-30
LIGHTING SCIENCE GROUP CORP
filed 2008-08-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2100 McKinney Ave., Suite 1515, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
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
Indicate by Checkmark whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of August 1, 2008, there were 28,902,338 shares of Common Stock issued and outstanding , 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008

i

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,779,565	$11,399,429
Accounts receivable, net of allowance for doubtful accounts	8,116,524	1,392,064
Inventories, net of allowances	14,270,327	3,786,966
Prepaid expenses and other current assets	2,561,092	1,180,028

Total current assets	27,727,508	17,758,487

PROPERTY AND EQUIPMENT, net	2,457,831	1,149,024

OTHER ASSETS
Intangible assets, net	22,850,333	9,314,982
Goodwill	25,141,728	13,479,900
Other long-term assets	3,774,512	1,141,532

Total other assets	51,766,573	23,936,414

TOTAL ASSETS	$81,951,912	$42,843,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$2,372,436	$—
Current portion of long-term debt	774,689	—
Accounts payable	8,574,839	2,357,399
Accrued expenses	7,881,627	3,668,104
Unearned revenue	362,686	—
Deferred income taxes	526,969	—

Total current liabilities	20,493,246	6,025,503

OTHER LIABILITIES
Long-term portion of debt	2,251,358	—
Deferred income taxes	3,073,469	—
Liability under derivative contracts	141,246	1,007,600

Total other liabilities	5,466,073	1,007,600

TOTAL LIABILITIES	25,959,319	7,033,103

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding (2007 — 215,652), liquidation value of $630,086 (2007 — $690,086)	396,005	364,895

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and outstanding, aggregate liquidation preference $15,000,000	2,000	2,000
Common stock, $.001 par value, 495,000,000 shares authorized, 28,902,338 shares issued and outstanding (2007 — 21,958,482)	28,902	21,959
Additional paid-in-capital	103,288,993	68,523,254
Deficit	(47,788,387)	(33,111,567)
Accumulated other comprehensive income	65,080	10,281

TOTAL STOCKHOLDERS’ EQUITY	55,596,588	35,445,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,951,912	$42,843,925

The accompanying notes are an integral part of these consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Six-month period	Six-month period
	Three-month period	Three-month period	ended June 30,	ended June 30,
	ended June 30, 2008	ended June 30, 2007	2008	2007
Revenue	$5,285,186	$254,909	$7,429,244	$393,629
Cost of goods sold	4,238,063	223,555	5,947,221	326,219

Gross margin	1,047,123	31,354	1,482,023	67,410

Operating expenses:
Sales and marketing	1,356,050	141,147	2,558,781	323,744
Operations	1,991,662	489,805	3,208,842	774,685
General and administrative	5,564,739	962,814	9,288,214	1,768,909
Depreciation and amortization	866,202	100,703	1,326,044	226,502

Total operating expenses	9,778,653	1,694,469	16,381,881	3,093,840

Loss from operations	(8,731,530)	(1,663,115)	(14,899,858)	(3,026,430)

Other income (expense)
Interest income	45,299	1,541	126,549	2,516
Interest expense	(66,934)	(428,973)	(78,672)	(826,494)
Other, net	(97,849)	(2,520,733)	147,343	461,414

Total other income (expense)	(119,484)	(2,948,165)	195,220	(362,564)

Loss before income taxes, dividend on 6% Convertible Preferred
Stock and accretion (reversal of accretion) of preferred stock redemption value	(8,851,014)	(4,611,280)	(14,704,638)	(3,388,994)

Income tax benefit	(82,362)	—	(82,362)	—
Dividend on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	37,192	(696,158)	54,543	(273,470)

Net loss attributable to common stock	$(8,805,844)	$(3,915,122)	$(14,676,819)	$(3,115,524)

Items included in accumulated comprehensive loss
Foreign currency translation gains	45,109	—	54,799	—

Net comprehensive loss	$(8,760,735)	$(3,915,122)	$(14,622,020)	$(3,115,524)

Basic and diluted net loss per weighted average common share	$(0.32)	$(0.98)	$(0.60)	$(0.84)

Basic and diluted weighted average number of common shares outstanding	27,184,388	3,994,476	24,598,925	3,706,025

The accompanying notes are an integral part of these consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Months	Six-Months
	Ended June 30,	Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(14,676,819)	$(3,115,524)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	360,000	319,155
Expenses paid by issuance of common share warrants	—	68,282
Non-cash stock option compensation expense	428,254	152,960
Accretion (reversal of accretion ) of 6% convertible preferred stock redemption value	31,110	(457,883)
Fair value adjustment to liabilities under derivative contracts	(373,896)	(654,008)
6% Convertible Preferred Stock dividends settled by issuance of common stock	—	201,302
Loss on disposal of assets	—	4,095
Deferred income taxes	(82,362)	—
Depreciation and amortization	1,326,044	226,502
Changes in:
Accounts receivable	(1,482,732)	57,561
Prepaid expenses and other current and long-term assets	(3,643,136)	888,685
Inventories	(3,615,121)	(1,408,104)
Accounts payable	4,058,457	265,142
Accrued expenses and other liabilities	4,089,309	(240,156)
Unearned revenue	362,686	165,780

Net cash used by operating activities	(13,218,206)	(3,526,211)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner BV (includes cash payment of $5,000,000 and closing costs of $1,190,000)	(6,190,000)	—
Purchase of property and equipment	(629,660)	(243,392)

Net cash used by investing activities	(6,819,660)	(243,392)

FINANCING ACTIVITIES
Receipt of other payments from stockholders	—	10,977
Notes payable — related party	—	(43,750)
Repurchase of common stock pursuant to reverse stock split	(1,795)	—
Proceeds from short-term borrowings of foreign subsidiary and net change in long-term debt	767,332	—
Payment of amounts due under line of credit	—	(91,775)
Proceeds from exercise of common stock warrants	597,666	316,018
Proceeds from private placement, net of costs	10,000,000	3,578,013

Net cash provided by financing activities	11,363,203	3,769,483

Effect of exchange rate changes on cash and cash equivalents	54,799	—

Net decrease in cash	(8,619,864)	(120)
Cash at beginning of period	11,399,429	86,080

Cash at end of period	$2,779,565	$85,960

Interest paid	$45,986	$54,607

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$23,463	$—

Conversion of 6% Convertible Preferred Stock to common stock	$—	$2,271,440

Common stock issued to an officer under restricted stock award	$662,500	$—

Value of common stock issued in connection with Lighting Partner BV transaction	$22,233,600	$—

The accompanying notes are an integral part of these consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. In April 2008, the Company acquired a 100% interest in Lighting Partner, B.V. (“LPBV”), a Dutch limited liability company. The Company also owned three other subsidiaries during the quarter. LSGC LLC and Lighting Science group Limited (UK) were 100% owned throughout the quarter. The Company also owned a 90% interest in LED Effects Japan KK. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
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
The $15,000,000 transferred from LED Holdings to the Company on the closing date included $14,009,517 that was received by the Company directly and $990,483 that was held by LED Effects Japan KK. The following net assets were acquired by the Company from LED Holdings:

Cash held by subsidiary	$990,483
Accounts receivable	2,136,719
Inventory	986,894
Fixed assets	198,686
Intangible assets	5,719,209
Goodwill	1,620,200
Other long-term assets, including investment in LED Effects Japan, KK	182,462

Total assets acquired	11,834,653
Less: Accounts payable and accrued liabilities assumed	(408,139)

Net assets acquired	11,426,514
Less: Cash acquired	(990,483)

Net non-cash assets acquired	$10,436,031

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

Push-Down Accounting
As discussed above, immediately after the closing of the transaction, members of LED Holdings controlled in excess of 80% of the voting stock of the Company. In accordance with SAB 54 and EITF D-97, the Company and LED Holdings have elected to adopt push -down accounting for the fair value of the intangible assets that were identified on the acquisition of voting control of the Company by LED Holdings. By applying push-down accounting, the Company has recorded the intangible assets that would have otherwise been recorded in the accounts of LED Holdings. The Company has recorded these intangible assets in the same manner as LED Holdings would have in its own accounts. The Company will amortize the amount recorded in Patents and Technology over 7.5 years and charge such amortization to its consolidated statement of operations. The total value of the intangible assets recorded in the accounts of the Company has been credited to Additional Paid-In Capital. The following table shows the calculation of the intangible assets that have been recorded in the Company’s accounts pursuant to the application of push-down accounting:

	Technology		Total
	and Patents	Goodwill	Adjustment
Intangible assets fair value per independent valuation	$3,900,000	$11,859,700	$15,759,700
Less: reallocation of intangible assets existing at closing	—	—	—
Reorganized value in excess of amounts allocable to identifiable assets	—	(2,793,224)	(2,793,224)
Patents and intellectual property	(990,803)	—	(990,803)
Goodwill recorded prior to closing date	—	(154,097)	(154,097)

Net adjustment to intangible assets pursuant to application of push-down accounting	$2,909,197	$8,912,379	$11,821,576

As a result of applying push-down accounting to account for the reverse takeover by LED Holdings, the Company has included the operations of the LED Holdings business in its consolidated statement of operations for the six-month period ended June 30, 2008. The results of operations of the LED Holdings business are not included in the consolidated statements of operations for the comparative period in 2007.
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
Acquisition of LPBV
On April 22, 2008, the Company acquired a 100% interest in the common and preferred stock of LPBV. To settle the transaction, the Company paid the selling stockholders of LPBV $5,000,000 and issued them 4,632,000 shares of common stock of the Company. The following table shows the allocation of the assets acquired in the LPBV acquisition:

Cash purchase price paid to selling Stockholders of LPBV	$5,000,000
Issue of 4,632,000 shares of common stock to selling stockholders of LPBV	22,233,600
Estimated transaction expenses	1,190,000

Total purchase price	$28,423,600

The following table shows the allocation of the net assets of LPBV on the acquisition date. The Company began consolidating LPBV on May 1, 2008:

Current assets
Cash and cash equivalents	$1,736
Accounts receivable	4,579,055
Inventories	6,828,240
Other current assets	924,524
Non-current assets
Property and equipment, net	940,448
Intangible assets	14,600,000

Goodwill	11,661,828
Current liabilities
Accounts payable and accrued expenses	(2,094,586)
Other current liabilities	(704,088)
Short-term debt	(2,069,177)
Long-term debt	(2,561,974)
Deferred taxes and other liabilities	(3,682,406)

Total purchase price of LPBV	$28,423,600

Reverse Stock Split
On January 25, 2008 the Company completed a 1 for 20 reverse split of its common stock. All share and per share amounts included in these consolidated financial statements have been restated to reflect the reverse stock split.
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
The Company maintains balances in cash accounts which could exceed federally insured limits in the respective countries in which it operates or in cash accounts that are not eligible for deposit insurance. The Company has not experienced any losses from maintaining balances in such cash accounts. Management believes that the Company does not have significant credit risk related to its cash accounts.
Inventories
Inventories, which consist of raw materials and components, work-in-process and finished lighting products, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Deposits paid to contract manufacturers and raw material and components suppliers related to future purchases are also classified in inventories in the consolidated balance sheets.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of employee benefits and prepaid insurance. Prepaid expenses are amortized over the period during which the service is provided or the length of the specific contract.
Property and equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.

Depreciation expense was $169,146 and $26,543 for the three-month periods ended June 30, 2008 and 2007 and $261,378 and $48,739, for the six-month periods ended June 30, 2008 and 2007, respectively.
Other Assets
Other assets consist mainly of certain long-term prepaid expenses (see Note 10) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
Amortization expense was provided on the Company’s intangible assets for the three-month periods ended June 30, 2008 and 2007 and for the six-month periods ended June 30, 2008 and 2007 as shown in the following table:

	Three-month periods
	ended		Six-month periods ended
	June 30,	June 30,		June 30,
	2008	2007	June 30, 2008	2007
Technology and patents	$103,277	$—	$199,610	$—
Trademarks	209,109	74,105	368,218	177,763
License agreements	115,000	—	115,000	—
Customer relationships	144,670	—	156,838	—
Software	100,000	—	200,000	—
Non-competition agreements	25,000	—	25,000	—

	$697,056	$74,105	$1,064,666	$177,763

Substantially all of the intangible assets arose on the acquisition of 100% of the equity interest in LPBV and upon the reverse takeover of the Company by LED Holdings, and subsequent application of push-down accounting, as discussed above. The intangible assets recorded by the Company in the six-month period ended June 30, 2007, prior to the acquisition of LPBV and the reverse takeover of the Company by LED Holdings, were related to intellectual property acquired in the acquisition of Lighting Science Inc. and to the Proprietary Rights Agreement between the Company and the Company’s Chief Scientific Officer.
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
Upon the reverse takeover of the Company by LED Holdings, the Company performed a valuation on all of its assets. The total enterprise value calculated for the transaction has been allocated to identifiable assets and goodwill. When the Company applied push-down accounting to reflect the goodwill and other intangible assets identified in the valuation calculations, the reorganization value in excess of identifiable assets was reallocated to goodwill. Therefore, the total amount of goodwill reflected in the accounts of the Company as a result of applying the push-down accounting was recorded net of the reorganization value that was reallocated.
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
The Company issued warrants for the purchase of common stock as compensation for providing bridge loans to the Company in 2005. In December 2006, the Company offered to adjust the terms of the warrants as described in Note 8. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheets and changes in the fair value of such warrants are recorded in operations each period and are reported in other income (expense), in accordance with SFAS 123 (R).
Revenue
Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. Amounts received as deposits against future deliveries of products are recorded as unearned revenue on the consolidated balance sheets until such product is delivered and title passes to the customer.
Revenue is not recognized on the shipment of products to customers under shared savings programs. Under shared savings programs, the Company recognizes revenue over the useful life of the lights based on the agreed sharing of electricity savings. Lights shipped to customers under shared savings agreements are classified as property and equipment on the Company’s consolidated balance sheets and are depreciated over the estimated useful life of the lights.
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $255,423 and $272,030 for the three-months ended June 30, 2008 and 2007, and $487,182 and $422,099 for the six-months ended June 30, 2008 and 2007, respectively.
Stock Based Compensation
On July 6, 2005, the Board of Directors of the Company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the annual shareholders’ meeting in December 2006. Effective with adoption of the plan, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment . Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected vesting period.

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
Earnings per share
Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 9 and 10.
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
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, short-term and long-term debt, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 9, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 8, the Company has applied variable accounting to the warrants issued to certain directors and officers. These warrants have been recorded at fair value.
NOTE 3: INVENTORIES
Inventories are comprised of the following:

		December 31,
	June 30, 2008	2007
Deposits paid to contract manufacturers	$362,823	$159,820
Raw materials and components	13,916,674	3,688,774
Work-in-process	906,767	221,493
Finished goods	2,006,337	131,879
Allowances provided for obsolete and slow-moving inventories	(2,922,274)	(415,000)

	$14,270,327	$3,786,966

NOTE 4: PROPERTY, EQUIPMENT AND OTHER ASSETS
At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

		December 31,
	June 30, 2008	2007
Leasehold improvements	$800,170	$184,609
Office furniture, fixtures and computer equipment	2,975,515	640,737
Production and test equipment	491,461	320,961
Tooling and molds	3,049,573	328,843

Total property and equipment	7,316,719	1,475,150
Accumulated depreciation	(4,858,888)	(326,126)

	$2,457,831	$1,149,024

At June 30, 2008, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheets.
At June 30, 2008 and December 31, 2007, intangible assets consisted of the following:

		December 31,
	June 30, 2008	2007
Technology and patents	$3,390,268	$2,890,268
Trademarks	7,039,487	5,539,496
License agreements	6,900,000	—
Customer relationships	6,130,000	730,000
Software	2,000,000	2,000,000
Non-competition agreements	300,000	—

Total intangible assets	25,759,755	11,159,764
Less accumulated amortization	(2,909,422)	(1,844,782)

	$22,850,333	$9,314,982

The table below is the estimated amortization expense for the Company’s intangible assets as of June 30, 2008, for each of the next five years:

	2008	2009	2010	2011	2012
Technology and patents	$427,000	$427,000	$427,000	$427,000	$427,000
Trademarks	836,000	936,000	936,000	936,000	936,000
License agreements	460,000	690,000	690,000	690,000	690,000
Customer relationships	579,000	844,000	844,000	844,000	844,000
Software	400,000	400,000	400,000	400,000	200,000
Non-competition agreements	100,000	150,000	50,000	—	—

	$2,802,000	$3,447,000	$3,347,000	$3,297,000	$3,097,000

NOTE 5: LINES OF CREDIT AND OTHER SHORT-TERM INDEBTEDNESS
At June 30, 2008, LPBV had the following balances outstanding under lines of credit and other short-term debt facilities:

		Amount		Amount
		outstanding at		outstanding at
	Maximum	June 30, 2008		June 30, 2008
Facility	Facility (€)	(€)	Interest Rate	(USD)
ABN AMRO, revolving line of credit	500,000	395,781	6.90%	625,294
IFN Finance, working capital line availability based on 90% of the value of trade receivable invoices	4,000,000	1,058,086	7.15%	1,671,670
AEGON		47,770	4.27%	75,472

Total lines of credit and short-term debt		1,501,637		2,372,436

IFN Finance has a first charge on all accounts receivable of LPBV. Interest is payable monthly on each of the facilities.
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
As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. Details regarding the warrants is shown in Note 10. The fair value of the common stock and the warrants issued to the Guarantors was amortized over the term of the line of credit. As of December 31, 2007, the deferred amount had been fully amortized. During the three- and six-month periods ended June 30, 2007, $415,599 and $762,916 was recognized as interest expense in the consolidated statements of operations, respectively.
Prior to the closing of the Exchange Agreement transaction, the Company terminated the line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.
NOTE 6: LONG-TERM DEBT
At June 30, 2008, LPBV had long-term debt obligations as follows:

	June 30, 2008 (€)	Maturity date	June 30, 2008 (USD)
ABN AMRO Bank, 10 year term loan, repayable in forty equal installments beginning April 1, 2004	1,725,000	April 1, 2014	2,725,328
ABN AMRO Bank, 5 year term loan, repayable in twenty equal installments beginning April 1, 2004	150,000	April 1, 2009	236,985
Amstellease loan	40,340	April 1, 2009	63,734

	1,915,340		3,026,047
Less current portion of long-term debt	(490,340)		(774,689)

	1,425,000		2,251,358

The ABN AMRO facilities bear interest at EURIBOR +1% and interest is payable quarterly. LPBV has provided ABN AMRO a first charge on inventories, property and equipment and a second charge on accounts receivable (subordinated to IFN Finance). LPBV has also agreed to certain covenants including maintaining its total equity at or above 35% of its total assets.
LPBV has also entered into an interest rate swap agreement where it has swapped the floating interest rate obligation under the two ABN AMRO term loan agreements for fixed interest payment obligations. The €1,000,000 swap agreement related to the five year term loan will mature on April 1, 2009. A €3,000,000 swap agreement related to the ten-year term loan agreement will mature on July 1, 2010.
The two swap agreements do not qualify as hedges pursuant to SFAS 133, therefore, the fair value of the swap agreements are marked to market at each reporting date, with the resulting adjustment recognized in the consolidated statements of operations.
NOTE 7: INCOME TAXES
The Company accounts for U.S. and foreign corporate income taxes in accordance with SFAS No. 109 — Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.
LED Holdings acquired voting control of the Company in October 2007. At the time of the change in control, the Company had accumulated approximately $75,000,000 in tax loss carry forwards. As a result of the change in control, the Company will be limited in the amount of loss carry forwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2027. To the extent the Company is able to utilize available tax loss carry forwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to additional paid-in capital. As a result of the change in voting control, the Company estimates the following tax loss carryforwards will be available to it to offset taxable income in future periods:

Year of Expiration	Amount of tax loss
2012	$4,526,000
2018	6,789,000
2019	1,131,000
2020	1,131,000
2021	1,131,000
2022	1,131,000
2023	1,131,000
2024	1,131,000
2025	1,131,000
2026	1,131,000
2027	9,688,000

$30,051,000

The Company has recorded an increase in the valuation allowance of approximately $2,000,000 and $600,000 for the three- and six-month periods ended June 30, 2008 and has recorded an increase in the valuation allowance of $2,400,000 and $900,000 for the three- and six-month periods ended June 30, 2007. The net operating loss carry forwards are available to offset future taxable income of the Company. Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $12,600,000 at June 30, 2008, and which has been fully offset by a valuation allowance.
In connection with the acquisition of LPBV, the Company recorded intangible assets in the amount of $14,600,000 for which the book value exceeds the value for tax purposes. In accordance with SFAS 109 and SFAS 141, the Company has recorded a deferred tax liability related to this temporary difference as part of the purchase equation for the LPBV acquisition. For the three- and six-month periods ended June 30, 2008, the following table shows the change in the deferred tax liability:

	Three-month periods ended		Six-month periods ended
				June 30,
	June 30, 2008	June 30, 2007	June 30, 2008	2007
Balance, beginning of period	$—	$—	$—	$—
Deferred tax liability assumed on the acquisition of LPBV	32,800	—	32,800	—
Deferred income tax liability recorded related to book vs. tax difference on identifiable intangible assets acquired from LPBV	3,650,000	—	3,650,000	—
Income tax benefit on amortization of LPBV intangible assets in the consolidated statements of operations	(82,362)	—	(83,362)	—

Balance, end of period	$3,600,438	$—	$3,600,438	$—

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has no material impact on its consolidated financial statements.
NOTE 8: NOTES PAYABLE — RELATED PARTIES
Note to Phibian S Trust
At June 30, 2007, the Company had a balance outstanding of $100,000 under a note payable to the Phibian Trust related to the acquisition of Lighting Science, Inc. This note and all accrued interest thereon was repaid in full prior to the closing of the Exchange Agreement in October 2007.
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000 . Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.

In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $6.00 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $30.00 per share. At June 30, 2008, 15,800 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheets with the change in such fair value being recorded in other income (expense) in the consolidated statements of operations.
NOTE 9: PREFERRED STOCK
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
During the three-month periods ended June 30, 2008 and 2007, and the six-month periods ended June 30, 2008 and 2007, none and 812,500, and none and 812,500, respectively, shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At June 30, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
The 6% Convertible Preferred Stock ranks ahead of the common stock upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The 6% Convertible Preferred Stock ranks pari passu with the Series B Stock with respect to liquidation preference and the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $3.84 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Company must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010.
Initially, the warrants were exercisable at the election of the holder into a total of approximately 339,150 shares of common stock at an initial exercise price of $19.20 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.
On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the Company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from approximately 661,009 common shares to approximately 1,101,690. The Company filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006. On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the three- and six-month periods ended June 30, 2008, 5,860 and 5,860 warrants for the purchase of common stock were exercised, respectively. In the three- and six-month periods ended June 30, 2007, no warrants for the purchase of common stock were exercised.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheets with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(308) and $(696,158) for the three-month periods ended June 30, 2008 and 2007, respectively and $31,080 and $(457,883) for the six-month periods ended June 30, 2008 and 2007, respectively. The accretion of the discount is negative in 2007 due to the shares of 6% Convertible Preferred stock that were converted by the holders during the periods.
The following table presents the change in the fair value of the derivatives for the three- and six-month periods ended June 30, 2008 and 2007:

	Three-month periods ended		Six-month periods ended
				June 30,
	June 30, 2008	June 30, 2007	June 30, 2008	2007
Fair value of derivative liability, beginning of period	$289,761	$3,208,694	$1,007,600	$6,290,191
Adjustment to fair value of derivative contracts during period, recorded in other income (expense)	(128,236)	2,237,028	(373,897)	(799,213)
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(20,279)	(2,416,645)	(492,457)	(2,461,901)
Add fair value of new derivative contracts accounted for using variable accounting during the period		145,205		145,205

Fair value of derivative liability, end of period	$141,246	$3,174,282	$141,246	$3,174,282

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of June 30, 2008 are as follows:

		Embedded conversion
		feature associated with
		the 6% Convertible
	Warrants	Preferred Stock
Exercise / Conversion price	$6.00	$6.00
Fair value of the Company’s Common Stock	$5.15	$5.15
Expected life in years	1.9	1.9
Expected volatility	75%	75%
Expected dividend yield	—	—
Risk free rate	2.47%	2.47%
Calculated fair value per share	$2.89	$2.89
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
The Company issued warrants to purchase a total of approximately 31,993 shares of the Company’s common stock at an initial exercise price of $30.00 per share (also subject to adjustment pursuant to anti-dilution provisions) to the firms which acted as the placement agent and as financial advisor for this transaction. The warrants expire five years from the date of issuance. The fair value of these warrants totaled $290,000 and such amount was charged to other income (expense) and credited to Additional Paid-In Capital during the three months ended June 30, 2005. In December 2006, 3,200 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $6.00 per share. In June 2007, 28,793 warrants were exercised by the holder after the Company offered to adjust the exercise price of the warrants to $7.00 per share. None of the warrants issued to the placement agent and financial advisor were outstanding at June 30, 2008.
NOTE 10: STOCKHOLDERS’ EQUITY
Acquisition of LPBV
On April 22, 2008, the Company issued 4,632,000 shares of common stock to settle, in part, it’s purchase price of the 100% interest in LPBV. The common stock issued to the selling stockholders of LPBV have been recorded at $22,233,600. Twenty-five percent of the common stock issued to the selling stockholders of LPBV is subject to a lock-up agreement for up to one-year subsequent to the issue date.
March 2007 Private Placement
On March 9, 2007, the Company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The Company issued approximately 666,663 shares of common stock at a price of $6.00 per share. The Company also issued approximately 500,000 A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $7.00 per share and have a term of five years. The Company also issued approximately 666,663 B Warrants for the purchase of additional shares of common stock. Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each B Warrant is $6.00 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the Company to register the common stock issued to the investors. The Registration statement was declared effective by the SEC on June 28, 2007. Therefore, all B Warrants were required to be exercised by the holder on or before November 5, 2007. A total of 10,184 B Warrants expired unexercised on November 5, 2007.

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
In April 2008, the holder of the Series B Stock exercised its right to purchase additional common stock of the Company. The holder purchased 2,083,333 shares of common stock of the Company for gross proceeds of $10 million. The Company negotiated a reduction in the discount to market from 15% to approximately 5% for the transaction.
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

Exercise price	$17.40 – $6.00
Fair value of the underlying stock on the date of grant	$8.20 – $3.00
Option term	3.0 years – 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% – 1.99%
Calculated fair value per share	$8.20 – $3.00
As noted previously, the Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options. For purposes of this calculation, the Company has utilized the simplified method specified in Staff Accounting Bulletin No. 107 for estimating the expected life in years of the options. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company has estimated volatility of its stock based on the historical volatility of the Company’s common stock. The Company has estimated the future volatility of its common stock based on the actual volatility of its common stock over the past year. During the three months ended June 30, 2008, options for the purchase of 729,000 shares of common stock were issued. Based on service conditions and vesting, the Company recorded $360,603 and $53,505 for the three-month periods ended June 30, 2008 and 2007, respectively, and $428,254 and $152,960 for the six-month periods ended June 30, 2008 and 2007, respectively.
A summary of the option awards under the Company’s 2005 Plan as of June 30, 2008 and changes during the three months then ended is as follows:

		Weighted
		average
	Shares	exercise price

Options exercisable and outstanding, beginning of period	267,667	$7.80
Granted	729,000	4.90
Exercised	—	—
Forfeited	—	—

Options exercisable and outstanding, end of period	996,667	$5.67

Options vested at end of period	221,234	$7.68

Weighted average fair value of options granted during the quarter ended June 30, 2008		$2.77

At June 30, 2008, the average remaining term for outstanding stock options is 3.6 years.
A summary of the status of non-vested shares under the Company’s 2005 Plan as of June 30,2008, and changes during the three month period then ended is presented below:

		Weighted
		average grant
Non-vested stock options	Shares	date fair value
Non-vested options, beginning of period	46,433	$9.40
Granted	729,000	2.77
Vested	—	—
Forfieted	—	—

Non-vested options, end of period	775,433	$3.17

As of June 30, 2008, there was a total of $1,818,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. No shares vested during the three-month period ended June 30, 2008. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.

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
On May 5, 2008, the Company registered 1,510,250 shares of the Company’s common stock on Form S-8 to cover grants of options and awards of restricted stock under the 2005 Plan that are subject to stockholder approval at Company’s annual meeting of stockholders in 2008. The options are also subject to the terms and conditions set forth in the form of stock option agreement or employee incentive stock option agreement, as applicable, filed as an exhibit to the Form S-8. The restricted stock is subject to the terms and conditions set forth in the restricted stock award agreement filed as an exhibit to the Form S-8.
Restricted Stock Agreement
In August 2007, the Company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant, The Company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statements of operations over an estimated period of 2.5 years.
In May 2008, the Company entered into restricted stock agreements to issue up to 841,250 shares of common stock with a number of officers and employees of the Company. The restricted stock vests as follows: (i) thirty-three percent (33%) of the total restricted stock shall vest on the first date after the grant date that the Company’s cumulative consolidated recognized revenue equals $50 million, (ii) thirty-four percent (34%) of the total restricted stock shall vest on the first date after the grant date that the Company’s cumulative consolidated recognized revenue equals $115 million and (iii) thirty-three percent (33%) of the total restricted stock shall vest on the first date after the grant date that the Company’s cumulative consolidated revenue equals $150 million. If any of the three vesting provisions has not been triggered at the third anniversary of the grant date of the restricted stock, all unvested restricted stock shall vest immediately.
During the three- and six-month periods ended June 30, 2008, $399,304 and $564,928 has been recognized, respectively, as compensation expense. The remaining unamortized balance of the restricted stock awards has been included in the following accounts:

June 30, 2008
Prepaid expenses and other current assets	2,064,576
Other long-term assets	3,521,886

5,586,462

Warrants for the Purchase of Common Stock
At June 30, 2008, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 10)	March 2007 Private Placement A Warrants	722,365	$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 5)	Financing guarantees	121,374	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 9_)	Private Placement	226,644	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 8)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	September 2008 through July 31, 2009

Total		1,179,633

At June 30, 2008, all warrants were fully vested.
In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 18,750 shares of common stock of ICurie. The strike price of the options is $6.40 per share and the term of the options is five years. At June 30, 2008, the Company has recorded a valuation allowance against the full value of the stock options recorded in its consolidated balance sheets.
NOTE 11: SEGMENT INFORMATION
For the three- and six-month periods ended June 30, 2008, the Company has determined that the United States and the United States and The Netherlands, respectively, were the only geographic segments that which had in excess of 10% of the net sales of the Company. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The following table summarizes the net sales for the three- and six-month periods ended June 30, 2008 and 2007:

	Three-month	Three-month	Six-month	Six-month
	period ended	period ended	period ended	period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenue — United States	$2,523,545	$254,909	$4,566,661	$393,629
— The Netherlands	2,713,351	—	2,713,351	—
— Other	48,290	—	149,232	—

	$5,285,186	$254,909	$7,429,244	$393,629

The Company has determined that only the United States, Japan and The Netherlands and the United States and Japan were the only geographic segments that had in excess of 10% of the of the net assets of the Company at June 30, 2008 and December 31, 2007, respectively. The following table summarizes the net assets per segment at June 30, 2008 and December 31, 2007:

		December 31,
	June 30, 2008	2007
Total assets — United States	$68,104,954	$42,061,338
— The Netherlands	12,983,448	—
— Japan	751,643	782,587
— Other	111,867	—

	$81,951,912	$42,843,925

NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At June 30, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$449,713
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three- and six-month periods ended June 30, 2008 and 2007, the Company incurred rent expense of approximately $206,603 and $384,852 and $41,148 and $84,871, respectively.
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
Registration Rights Agreement
In connection with the March 2007 Private Placement (Note 10), the Company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, the Company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 9, 2007, the closing date, or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.
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
Legal Action
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts against (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007.
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. The Complaint was amended on March 19, 2008 to add LED Holdings, LLC as a plaintiff. Philips Electronics removed the matter to federal court in the Eastern District of California, whereupon we filed a motion for remand to state court.
On June 3, 2008, the federal court remanded the case to California Superior Court. Various motions of each of the parties are currently pending, including a motion for preliminary injunction filed by the Company and motions to stay, quash and demurrer filed by Philips Electronics.
On April 18, 2008 Philips amended its complaint in the United States District Court for the District of Massachusetts to add Philips Electronics and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in the California Superior Court action. The District Court has ordered that the patent issues proceed at this time and that the non-patent issues be deferred for at least six (6) months.
On July 9, 2008, the Company, LED Effects and LED Holdings answered the Amended Complaint and asserted Counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses. Discovery is currently proceeding on these patent issues.

Other Contingencies
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.
NOTE 13: SUBSEQUENT EVENTS
Acquisition of Net Assets of Lamina Lighting, Inc. (“Lamina”)
On July 29, 2008, the Company, through LLI Acquisition, Inc.(“LLIAI”), a wholly-owned subsidiary, entered into a definitive agreement to acquire substantially all of the net assets of Lamina for cash proceeds of $4,500,000. LLIAI also agreed to pay earn-out payments of up to $10,500,000 to Lamina based on (i) (1)(i) the product of 85% and (ii)(x) the product of (A) 0.50 and (B) the aggregate amount of revenue in excess of $6,000,000 realized in accordance with generally accepted accounting principles by the Seller and/or the Company and its subsidiaries and affiliates during the year ended December 31, 2008 from the sale of substrate technology component parts and combination products, plus (y) the aggregate amount of revenue realized in accordance with generally accepted accounting principles by the Company and its subsidiaries and affiliates during the year ended December 31, 2009 from the sale of substrate technology component parts and combination products (as set forth in the Purchase Agreement), minus (2) the amount of the Cash Payment, and minus (3) the cost to Purchaser or its affiliates to remedy any pre-closing product warranty claims pursuant to the Purchase Agreement.
In conjunction with the acquisition of the net assets of Lamina, the Company entered into a Loan Authorization Agreement (the “Loan Agreement”) with the Bank of Montreal (“BMO”), whereby BMO established a $20 million revolving line of credit for the Company. The Loan Agreement provides for monthly payments of interest only at prime plus 0.5% and matures on written demand by BMO, but in no event later than July 25, 2009. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The line of credit has been guaranteed by Pegasus Partners IV, LP (“Pegasus IV”), a private equity fund managed by Pegasus Capital Advisors, LP (“PCA”) the controlling stockholder of LED Holdings. In return for providing the guaranty of the line of credit, the Company issued a warrant for the purchase of 942,857 shares of common stock of the Company. The warrant has an exercise price of $7.00 per share and a term of five years. As consideration for the guarantee by Pegasus IV, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. The Company also paid certain costs to PCA for its assistance in securing the financing and performing due diligence on the acquisition of the assets of Lamina.
The Company also entered into a Registration rights Agreement with Pegasus IV which gives Pegasus IV certain demand and piggy-back registration rights with respect to the warrant issued to it. Further, in the event that the line of credit is called by BMO prior to the end of the maximum one-year term and the Company has not obtained alternative financing, Pegasus IV has agreed, pursuant to a certain letter agreement dated as of July 25, 2008 (the “Bridge Loan Agreement”), to extend a bridge loan to the Company for up to six months for the amount of the then outstanding aggregate principal amount of the line of credit plus an additional $2 million (up to an aggregate of $20 million). In consideration for the bridge loan and pursuant to a fee letter agreement dated July 25, 2008 (the “Fee Letter Agreement”), by and between the Company and Pegasus IV, upon the closing of the bridge loan, the Company would pay a commitment fee of $200,000 and issue Pegasus IV additional warrants for the number of shares of Common Stock equal to 33% of the quotient of the aggregate principal amount of the bridge loan extended, divided by $7.00. The Company has agreed to pay Pegasus IV, on the last day of the Bridge Loan Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the bridge loan during the period beginning on the date the bridge loan is extended through the date the bridge loan is repaid in full or otherwise discharged (the “Bridge Loan Period”) multiplied by (y) the quotient equal to the number of days in the Bridge Loan Period divided by 365 days. If extended, the bridge loan will be secured by substantially all of the assets of the Company and its subsidiaries and will be guaranteed by all direct and indirect domestic subsidiaries of the Company.

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
Overview
General Overview
     We design, manufacture and market LED lighting solutions for consumer and professional applications that are environmentally friendlier and less costly to operate than traditional lighting products. We offer a broad spectrum of digitally-controlled lighting solutions ranging from solid colors to color-changing to white light. Our product line includes replacement lamps, lighting fixtures and highly customized lighting solutions for the gaming, architainment, retail, commercial and industrial, and public infrastructure markets. Our patented and patent-pending designs in power management, thermal management, controls and micro-electronics are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials. We are publicly-traded on the OTC Bulletin Board, as “LSCG.OB.”
     We are focused on utilizing our engineering and design capabilities and intellectual property to develop lighting solutions for our target markets. We expect to deliver these products to our customers through alliances with channel partners, such as OEMs, lighting designers, electrical and lighting distributors and energy saving companies.
History
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
Recent Transactions
     On July 29, 2008, a wholly-owned subsidiary, LLI Acquisition, Inc. (“LLIAI”), acquired the net assets of Lamina Lighting, Inc. for a purchase price of $4,500,000. We also agreed to pay an earn-out payment of up to $10,500,000 to Lamina based on sales from products and components developed by Lamina through December 31, 2009. The earn-out payment, if any, is anticipated to be paid in the second quarter of 2010. In connection with the acquisition of the net assets of Lamina, we also entered into a Loan Authorization Agreement with Bank of Montreal (“BMO”) whereby BMO will provide a $20 million line of credit to the Company. The line of credit will be guaranteed by Pegasus Partners IV, LP (“Pegasus IV”). The Company issued a warrant for the purchase of 942,857 shares of its common stock to Pegasus IV as compensation for providing the guarantee. The warrant has an exercise price of $7.00 per share and a term of five years. The Company will also pay certain transaction and other fees to Pegasus IV in respect of the daily average balance that is drawn under the line of credit.
In the event that the line of credit is called by BMO prior to the end of the maximum one-year term and the Company has not obtained alternative financing, Pegasus IV has agreed, pursuant to a certain letter agreement dated as of July 25, 2008 (the “Bridge Loan Agreement”), to extend a bridge loan to the Company for up to six months for the amount of the then outstanding aggregate principal amount of the line of credit plus an additional $2 million (up to an aggregate of $20 million). In consideration for the bridge loan and pursuant to a fee letter agreement dated July 25, 2008 (the “Fee Letter Agreement”), by and between the Company and Pegasus IV, upon the closing of the bridge loan, the Company would pay a commitment fee of $200,000 and issue Pegasus IV additional warrants for the number of shares of Common Stock equal to 33% of the quotient of the aggregate principal amount of the bridge loan extended, divided by $7.00. The Company has agreed to pay Pegasus IV, on the last day of the Bridge Loan Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the bridge loan during the period beginning on the date the bridge loan is extended through the date the bridge loan is repaid in full or otherwise discharged (the “Bridge Loan Period”) multiplied by (y) the quotient equal to the number of days in the Bridge Loan Period divided by 365 days. If extended, the bridge loan will be secured by substantially all of the assets of the Company and its subsidiaries and will be guaranteed by all direct and indirect domestic subsidiaries of the Company.

     On April 24, 2008, we acquired 100% of the outstanding common stock of Lighting Partner B.V. (“LPBV”), a developer, manufacturer and distributor of lighting fixtures based in The Netherlands. In exchange for purchasing the 100% interest in LPBV, we paid LPBV’s former stockholders an aggregate of $5 million and issued a total of 4,632,000 shares of our common stock. In order to finance the transaction, we issued 2,083,333 shares of our common stock to LED Holdings for gross proceeds of $10 million.
Target Markets
     We are targeting what we believe will be high growth market segments that have become economically viable from a price/performance ratio but remain in the infancy stage of the technology adoption curve. For example, in the general illumination category, we believe we are a leading global provider of intelligent, environmentally responsible LED lighting solutions focused on replacing less energy efficient technologies.
     Our primary target markets and their respective supporting products are as follows:
     Gaming — Comprised of casino gaming machine manufacturers. We provide engineering support and contract production services for dynamic color LED displays in gaming devices, toppers and signage.
     Architainment — Comprised of building exterior and interior spaces that are characterized by unique architectural elements to create ambience and a welcoming atmosphere. We [intend to offer] an extensive product portfolio to illuminate and enhance the architecture for exterior and interior applications. These solutions [will] be available in white and [RGB] for various applications, such as wall washing, cove lighting, flood lighting, integrated lighting and display lighting.
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
     Retail — Comprised of hospitality (hotels, lounges, resorts and other locations for entertainment) and store retailers (specialty stores, department stores, supermarkets, convenience stores, Do It Yourself (“DIY”) stores). We provide economically viable LED solutions with OEMs and national accounts. The primary product lines sold in these retail industries are display lighting systems for retail applications and replacement lamp solutions for general illumination.
     Public Infrastructure — Comprised of government entities that manage streets and highways, airports, ports, bridges, tunnels and other public spaces. In collaboration with leading OEMs, we are developing a broad range of solutions that will be sold through national OEM distribution networks. Primary products in this channel are targeted for street lighting applications.
Results of Operations
Revenues
For the three-and six month periods ended June 30, 2008, revenues totaled $5,285,000 and $7,429,000, respectively,, representing increases of $5,030,000 and $7,035,000 compared to revenue levels for the comparative periods in 2007. For the three-month period ended June 30, 2008, our revenues increased from the comparative period in 2007 due mainly to the inclusion of the revenues for the LED Holdings business acquired in October 2007 and due to the inclusion of revenues for two months for LPBV. LPBV was acquired in April 2008 and its results have been consolidated beginning May 1, 2008. For the six-month period ended June 30, 2008, the increase from the comparative period in 2007 is mainly due to the inclusion of revenues from LPBV for two months and LED Holdings business for the full six-month period. The increase in revenue in the three- and six-month periods ended June 30, 2008 were also due in part to the introduction of new products by the Company, including linear lighting products.
Cost of Goods Sold
For the three- and six-month periods ended June 30, 2008, cost of goods sold was $4,238,000 and $5,947,000, respectively as compared to $224,000 and $326,000, respectively, for the comparable period in 2007. The increase in cost of goods sold over this period was primarily due to our increased sales volume resulting from the acquisition of the operating business of LED Holdings in October 2007 and the acquisition of LPBV in April 2008.
Sales and Marketing Expenses
Summarized in the table below are our sales and marketing expenses comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Sales and marketing expenses	$1,356,000	$141,000	$2,559,000	$324,000
Sales and marketing expenses for the three- and six-month periods ended June 30, 2008 increased by $1,215,000 and $2,235,000, respectively, from the comparable periods in 2007. The increase in sales and marketing expenses for the three- and six-month periods ended June 30, 2008 was primarily due to (i) the increase in sales and marketing staff, (ii) marketing and promotional expenses related to new product lines introduced or expected to be introduced in 2008 and (iii) increased travel, trade show and website development and management costs related to the implementation of the Company’s strategic marketing plan developed subsequent to the acquisition of LED Holdings business and operations. The increase in the six-month period was also due to the inclusion of the sales and marketing expenses of LPBV which was acquired in April 2008.
Operations Expense
Summarized in the table below are operations and related expenses comparing the three-and six-month periods ended June 30, 2008 with the three-and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Operations expenses	$1,992,000	$490,000	$3,209,000	$775,000
Operations and related expenses include supply chain management, management of third-party contract manufacturers, procurement and research and development. Operations and related expenses increased by approximately $1,502,000 and $2,434,000 for the three- and six-month periods ended June 30, 2008 compared to the comparable periods in 2007. The principal reasons for the increase in the three- and six-month periods ended June 30, 2008 were (i) the increase in operations staff after the acquisition of the business and operations of LED Holdings in October 2007, (ii) the increase in operations staff after the acquisition of LPBV in April 2008 and (iii) an increase in new product development activities undertaken by the Company.
General and Administrative Expenses
Summarized in the table below are general and administrative expenses comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
General and administrative expenses	$5,565,000	$963,000	$9,288,000	$1,769,000
General and administrative expenses increased by approximately $4,602,000 and $7,519,000 in the three- and six-month periods ended June 30, 2008 compared to the three- and six-month month periods ended June 30, 2007. The principal reasons for this increase in general and administrative expenses in these periods were (i) the increase in management and administrative staff subsequent to the acquisition of the business of LED Holdings in October 2007 and the acquisition of LPBV in April 2008, (ii) the Company incurred legal expenses of approximately $1,318,000 and $2,368,000 in the three- and six-month periods ended June 30, 2008, respectively, in connection with the legal action with Philips, numerous securities filings in connection with the acquisition of LED Holdings business and LPBV, legal costs related to the executing the reverse stock split completed by the Company in January 2008 and increased legal and filings costs related to an acceleration of the filing and maintenance of the Company’s patent portfolio, (iii) approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the business of LED Holdings, (iv) third party services incurred to facilitate the integration of the LED Holdings business with that of the Company including costs related to network and applications integration and developing an integrated marketing strategy and (v) stock compensation costs related to the issue of options to purchase 729,000 shares of common stock to employees of the Company and entering into related agreements with certain officers and employees for the issue of 841,250 shares of restricted stock in April and May 2008. The total compensation expense related to stock options and restricted stock in the three- and six-month periods ended June 30, 2008 was $760,000 and $993,000, respectively, compared to $54,000 and $153,000 in the comparative periods in 2007.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Depreciation and amortization	$866,000	$101,000	$1,326,000	$227,000

Depreciation and amortization expense increased in the three- and six-month periods ended June 30, 2008 as compared to the similar periods in 2007 due mainly to increased amortization of (i) the intangible assets purchased from LED Holdings, (ii) intangible assets acquired by the Company pursuant to the Company electing, in conjunction with LED Holdings, to use push-down accounting for certain assets and (iii) intangible assets acquired by the Company pursuant to its acquisition of LPBV.
Interest Income (Expense) (Net)
Summarized in the table below is interest income, net of interest expense, comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Interest income (expense) (net)	$(22,000)	$(427,000)	$48,000	$(824,000)
Interest income, net of interest expense, increased by approximately $449,000 in the three-month period ended June 30, 2008 compared the three-month period ended June 30, 2007, as the net interest expense in 2008, mainly related to interest expense on LPBV debt facilities partially offset by the interest income of the Company, was significantly less than the interest expense recognized in 2007 when the Company was amortizing the guarantee fees that had been paid to the Guarantors of its line of credit. For the six-month period ended June 30, 2008, the net interest expense was approximately $872,000 lower than in the comparable period in 2007 as the interest expense incurred by LPBV for the two months for which its results were included, net of the interest income earned by the Company was significantly less than in 2007, when the Company had lower average net cash balances in the period and it was amortizing the guarantee fees related to the line of credit
Other Income (Net)
Summarized in the table below are other income, net of other expenses, comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Other income (expense), net	$(98,000)	$(2,521,000)	$147,000	$461,000
Other income (expense), increased by approximately $2,423,000 and decreased by approximately $314,000 in the three- and six-month periods ended June 30, 2008, compared with the amount in the comparable period in 2007. The majority of this increase in the three-month period ended June 30, 2008 from the comparable period in 2007 is related to a decrease in the number and value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors (the “Director Bridge Loan Warrants”). At June 30, 2007, there were 1,253,153 shares of

6% Convertible Preferred Stock outstanding compared to 196,902 shares outstanding at June 30, 2008. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for our common stock and current interest rates. For the six-month period ended June 30, 2008, the decrease in other income (expense) is mainly due to a lesser reduction in the total value of the derivative liability for the six-month period.
Dividends and Accretion of Preferred Stock Redemption Value
Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$37,000	$(696,000)	$54,000	$(273,000)
The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock increased significantly in the three- and six-month periods ended June 30, 2008 compared to the same period in 2007. This increase primarily resulted from the fact that 812,500 shares of the 6% Convertible Preferred Stock were converted in the three- and six-month periods ended June 30, 2007. With the conversion of the 6% Convertible Preferred Stock, the Company reversed the accretion that had been recorded in the prior two years for the converted stock. This resulted in a significant reversal (income) related to the shares converted. Only 10,000 shares of 6% Convertible Preferred Stock was converted during the three- and six-month periods ended June 30, 2008.
Income Tax Benefit
Summarized below in the table below is the income tax benefit comparing the three- and six-month periods ended June 30, 2008 with the three- and six-month periods ended June 30, 2007:

	For the Three-Month		For the Six-Month
	Periods Ended:		Periods Ended:
	June	June	June	June
	30, 2008	30, 2007	30, 2008	30, 2007
Income tax benefit	$82,000	$—	$82,000	$—
Certain of the intangible assets acquired from LPBV have a value for accounting purposes that is significantly more than the value for income tax purposes. As such, the Company recorded a deferred tax liability on the acquisition of the intangible assets. This temporary difference is being recognized in income based on the amortization of the underlying intangible assets. The income tax benefit recorded in the three- and six-month periods ended June 30, 2008 reflects two months of amortization of this deferred tax liability.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash reserves, draws from the $20 million demand line of credit and cash flows from operating activities. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. We currently also have open orders booked of approximately $5.4 million. These orders are expected to ship throughout the period through the end of the first quarter of 2009. We also recorded unearned revenue of approximately $400,000 which mainly represents deposits received for milestones achieved on custom projects.
As previously discussed, in July 2008, we acquired the net assets of Lamina for $4.5 million. In connection with this acquisition, we entered into an agreement with BMO to obtain a demand line of credit in the amount of $20.0 million. The balance of the demand line of credit, after paying the $4.5 million purchase price for the net assets of Lamina and related expenses, will be available for use by the Company for working capital and other corporate purposes. The Company has currently drawn $8.0 million of the BMO facility.
As previously discussed , in April 2008, we acquired a 100% interest in LPBV in exchange for a payment of $5 million and the issuance of 4,632,000 shares of our common stock. To finance the acquisition of LPBV, the Company sold 2,083,333 shares of common stock to LED Holdings pursuant to a stock purchase option from our earlier acquisition of the business and net assets of LED Holdings in October 2007. We received $10 million as consideration for the issuance to LED Holdings. LPBV has also negotiated short and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance.
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
We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy the dividend obligation.
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
We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. Furthermore, we have acquired the assets and businesses of LED Holdings and LPBV during the last seven months. If, as management believes, we are successful in marketing our current products and developing additional new products or we make further acquisitions, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources would be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed, to increase our marketing efforts or to make additional acquisitions.
While we believe that the funds available under the $20.0 million demand line of credit and other credit facilities currently in place, together with our current balances and the cash received from the sale of our products will be sufficient to meet our cash needs, other potential sources of outside capital include entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures as of June 30, 2008 were effective.
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
In order to evaluate the effectiveness of our internal control over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of this Quarterly Report. As a result of these assessments, we have concluded that we have maintained effective internal control over financial reporting as of June 30, 2008.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts against (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007.

On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. The Complaint was amended on March 19, 2008 to add LED Holdings, LLC as a plaintiff. Philips Electronics removed the matter to federal court in the Eastern District of California, whereupon we filed a motion for remand to state court.
On June 3, 2008, the federal court remanded the case to California Superior Court. Various motions of each of the parties are currently pending, including a motion for preliminary injunction filed by the Company and motions to stay, quash and demurrer filed by Philips Electronics.
On April 18, 2008 Philips amended its complaint in the United States District Court for the District of Massachusetts to add Philips Electronics and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in the California Superior Court action. The District Court has ordered that the patent issues proceed at this time and that the non-patent issues be deferred for at least six (6) months.
On July 9, 2008, the Company, LED Effects and LED Holdings answered the Amended Complaint and asserted Counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses. Discovery is currently proceeding on these patent issues.
Item 1A. Risk Factors
If we are unable to integrate successfully the assets and businesses of LED Holdings, LPBV and Lamina into our operations, our business and future prospects will or could be adversely affected.
The integration of the recently acquired assets and businesses of LED Holdings, LPBV and Lamina including, among other things, leases, equipment, inventories, accounts receivable, contracts, permits, records, and intellectual property, may be difficult and may lead to adverse effects on our business. The success of the integration will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the assets and businesses of LED Holdings and LPBV with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the assets and businesses of LED Holdings and LPBV. The integration process may be a complex, costly and time-consuming process. The difficulties of combining the assets and businesses of the companies include, among others:
•	consolidating research and development operations, where appropriate;

•	coordinating sales, distribution and marketing functions;

•	preserving the important research and development, manufacturing and supply, distribution, marketing, customer and other relationships of LED Holdings, LPBV and Lamina;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any resulting difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of the assets and businesses of LED Holdings, LPBV and Lamina and adversely affect our other operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock and Other Securities Issued During the Quarter
The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.
•	On April 17, 2008, we issued options to purchase 669,000 shares of common stock of the Company to certain officers and employees of the Company under the 2005 Lighting Science Group Corporation Equity Based Incentive Plan, in a private placement. The options have a term of five years and an exercise price of $4.90 per share.

•	On April 22, 2008, we issued 4,632,000 shares of common stock of the Company to the five former stockholders of LPBV in a private placement, for partial settlement of the acquisition of 100% of the outstanding common stock of LPBV.

•	On April 22, 2008, we issued 2,083,333 shares of common stock of the Company to LED Holdings, in a private placement upon the exercise of its option for the purchase of common stock. The common stock was issued in exchange for gross proceeds of $10 million.

•	On April 22, 2008, we issued options to purchase 60,000 shares of common stock of the Company to an employee of LPBV in consideration for such employee foregoing certain change in control payments under his employment agreement with LPBV as a result of our acquisition of LPBV. The options have a term of four years and an exercise price of $4.90 per share.

•	On April 22, 2008, we issued to a warrant holder 5,860 shares of common stock of the Company in a private placement upon the exercise of the warrants.

•	On May 5, 2008, we entered into restricted stock agreements with certain officers and employees of the Company for a total of 841,250 shares of common stock of the Company. The shares were issued in a private placement.

•	On June 18, we issued a total of 44,660 shares of common stock of the Company to seven of our outside directors 44,660 shares of common stock in a private placement for settlement of their director fees for Q4 2007 and Q1 2008.

•	On June 18, 2008, we issued 2,393 shares of common stock to a former employee in a private placement in settlement of her final pay.

•	On July 29, we issued Pegasus IV a warrant for the purchase of 942,857 shares of common stock of the Company at $7.00 per share. The warrant has a term of five years and was issued in a private placement as consideration for providing certain debt guarantees on behalf of the Company.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 Other Information
None.
Item 6: Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated , ___ (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated , ___ (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated , ___ (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.16	Registration Rights Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.1	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.12	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.15	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.16	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has requested an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, granting confidential treatment to selected portions. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: August 14, 2008	By	/s/ Govi Rao
Govi Rao
Chief Executive Officer

Date: August 14, 2008	By	/s/ Stephen Hamilton
Stephen Hamilton
Vice-President, Finance and Principal Accounting Officer