Form 10-Q
period 2008-09-30
LIGHTING SCIENCE GROUP CORP
filed 2008-11-19
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practical date: As of November 14, 2008, there were 28,926,824 shares of Common Stock issued and outstanding, 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$582,752	$11,399,429
Accounts receivable, net of allowance for doubtful accounts of $783,893 (2007- $463,633)	5,986,552	1,392,064
Inventories, net of allowances	16,945,515	3,786,966
Prepaid expenses and other current assets	3,938,759	1,180,028

Total current assets	27,453,578	17,758,487

PROPERTY AND EQUIPMENT, net	3,936,509	1,149,024

OTHER ASSETS
Intangible assets, net	21,988,634	9,314,982
Goodwill	27,348,170	13,479,900
Other long-term assets	3,179,342	1,141,532

Total other assets	52,516,146	23,936,414

TOTAL ASSETS	$83,906,233	$42,843,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	13,351,924	—
Current portion of long-term debt	565,281	—
Accounts payable	9,727,122	2,357,399
Accrued expenses	7,960,265	3,668,104
Unearned revenue	657,539	—
Deferred income taxes	524,167	—

Total current liabilities	32,786,298	6,025,503

OTHER LIABILITIES
Long-term debt	2,170,741	—
Deferred income taxes	2,949,927	—
Liability under derivative contracts	113,997	1,007,600

Total other liabilities	5,234,665	1,007,600

TOTAL LIABILITIES	38,020,963	7,033,103

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 (2007 - 215,652) shares issued and outstanding, liquidation value of $630,086 (2007 - $690,086)	427,768	364,895

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and outstanding	2,000	2,000
Common stock, $.001 par value, 495,000,000 shares authorized, 28,926,824 shares issued and outstanding (2007 - 21,958,482)	28,927	21,959
Additional paid-in-capital	105,259,933	68,523,254
Deficit	(59,515,941)	(33,111,567)
Accumulated other comprehensive income (loss)	(317,417)	10,281

TOTAL STOCKHOLDERS’ EQUITY	45,457,502	35,445,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,906,233	$42,843,925

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$5,645,700	$451,678	$13,074,944	$845,307
Cost of goods sold	3,919,435	324,294	9,866,656	650,513

Gross margin	1,726,265	127,384	3,208,288	194,794

Operating expenses:
Sales and marketing	1,801,209	747,026	4,359,990	1,207,328
Operations	5,109,639	563,107	8,318,481	1,156,125
General and administrative	5,131,584	2,137,720	14,419,798	3,951,738
Depreciation and amortization	1,234,431	53,880	2,560,475	280,382

Total operating expenses	13,276,863	3,501,733	29,658,744	6,595,573

Loss from operations	(11,550,598)	(3,374,349)	(26,450,456)	(6,400,779)

Other income (expense)
Interest income	100,423	14,888	226,972	17,404
Interest expense	(444,026)	(116,208)	(522,698)	(942,702)
Other, net	84,292	(1,281,823)	231,635	(820,409)

Total other income (expense)	(259,311)	(1,383,143)	(64,091)	(1,745,707)

Loss before income taxes, dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(11,809,909)	(4,757,492)	(26,514,547)	(8,146,486)

Income tax benefit	(123,542)	—	(205,904)	—
Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	41,188	(873,143)	95,731	(1,146,613)

Net loss attributable to common stock	(11,727,555)	(3,884,349)	(26,404,374)	(6,999,873)

Items included in accumulated comprehensive loss
Foreign currency translation losses	(382,497)	—	(327,698)	—

Net comprehensive loss	$(12,110,052)	$(3,884,349)	$(26,732,072)	$(6,999,873)

Basic and diluted net loss per weighted average common share	$(0.41)	$(0.73)	$(1.01)	$(1.64)

Basic and diluted weighted average number of common shares outstanding	28,913,250	5,337,463	26,047,524	4,255,812

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-months Ended	Nine-months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net loss	$(26,404,374)	$(6,999,873)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	500,000	639,155
Expenses paid by issuance of common share warrants	1,476,464	260,541
Non-cash stock option compensation expense	782,755	323,799
Accretion (reversal of accretion )of 6% Convertible Preferred Stock redemption value	62,873	(1,383,830)
Fair value adjustment to liabilities under derivative contracts	(401,145)	520,814
6% Convertible Preferred Stock dividends settled by issuance of common stock	—	242,774
Loss on disposal of assets	6,762	4,095
Deferred income taxes	(208,706)	—
Depreciation and amortization	2,560,475	280,382
Changes in:
Accounts receivable	1,029,522	68,356
Prepaid expenses and other current and long-term assets	(4,248,799)	(1,019,841)
Inventories	(4,591,136)	(1,704,968)
Accounts payable	4,283,516	392,194
Unearned revenue	657,539	—
Accrued expenses and other liabilities	4,029,426	2,780,022

Net cash used by operating activities	(20,464,828)	(5,596,380)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner B.V. (includes cash payment of $5,000,000 and cash closing costs of $1,190,000)	(6,190,000)	—
Purchase of net assets of Lamina Lighting, Inc. (includes cash payment of $4,500,000 and cash and closing costs of $263,316)	(4,763,316)	—
Purchase of property and equipment	(1,148,772)	(322,066)

Net cash used by investing activities	(12,102,088)	(322,066)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	(1,795)	—
Payment of amounts due under notes payable	—	(56,250)
Proceeds from draws on line of credit and other short-term borrowings	11,746,820	—
Repayment of amounts due under line of credit and other short-term borrowings	—	(2,044,948)
Payment of long-term debt	(290,025)	—
Proceeds from exercise of common stock warrants	597,666	5,579,446
Proceeds from other payments received from stockholders	—	10,977
Proceeds from issue of common stock, net of issue costs	10,000,000	3,578,012

Net cash provided by financing activities	22,052,666	7,067,237

Effect of exchange rate changes on cash and cash equivalents	(302,427)	—

Net increase (decrease) in cash	(10,816,677)	1,148,791
Cash at beginning of period	11,399,429	86,080

Cash at end of period	$582,752	$1,234,871

Interest paid during the periods	$177,067	$97,784

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$28,966	$—

Conversion of 6% Convertible Preferred Stock to common stock	$—	$4,730,505

Common stock issued to an officer under resticted stock award	$662,500	$—

Value of common stock issued in connection with Lighting Partner BV transaction	$22,233,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Lighting Science Group Corporation (the “Company”) is a Delaware corporation organized in June 1988. In April 2008, the Company acquired a 100% interest in Lighting Partner, B.V. (“LPBV”), a Dutch limited liability company. The following table lists each of our subsidiary entities and the percentage ownership.

Percentage
Company Name	Ownership
Lighting Science Group Limited (U.K.)	!00%
LSGC Pty. Ltd (Australia)	100%
LLI Acquisition, Inc. (Delaware)	100%
Lighting Science Coöperatief U.A. (The Netherlands)	100%
Lighting Partner B.V. (The Netherlands)	100%
LSGC LLC (Delaware)	100%
LED Effects, Japan KK (Japan)	100%
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
The $15,000,000 transferred from LED Holdings to the Company on the closing date included $14,009,517 that was received by the Company directly and $990,483 that was held by LED Effects Japan KK. The following net assets were acquired by the Company from LED Holdings:

Cash held by subsidiary	$990,483
Accounts receivable, net	2,136,719
Inventories, net	986,894
Property and equipment, net	198,686
Intangible assets	5,719,209
Goodwill	1,620,200
Other long-term assets, including investment in LED Effects Japan, KK	182,462

Total assets acquired	11,834,653
Less: Accounts payable and accrued liabilities assumed	(408,139)

Net assets acquired	11,426,514
Less: Cash acquired	(990,483)

Net non-cash assets acquired	$10,436,031

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
Reverse Takeover Accounting
As the Company settled the acquisition of the net assets and operations of LED Holdings with the issue of 2,000,000 Series B Stock and 15,928,733 shares of common stock (on a post reverse split basis, as noted below), the stockholders of LED Holdings held in excess of 80% of the voting stock of the Company at the closing date of the transaction. This transaction is deemed to be a reverse takeover for accounting purposes. The acquisition will be accounted for as a purchase transaction in accordance with SFAS 141 — Business Combinations, with LED Holdings identified as the acquirer.
Pursuant to the reverse takeover, the intangible assets of the Lighting Science Group Corporation were valued by an independent valuation company, in accordance with SFAS 141, Goodwill and Intangible assets. The net assets of Lighting Science that were acquired by LED Holdings in the reverse takeover are shown in the table below:

Cash and cash equivalents	$677,000
Other current assets	4,656,000
Property and equipment, net	587,000
Patents and technology	3,900,000
Goodwill	11,859,700

Estimated fair value of assets	21,679,700
Less: Fair value of current liabilities	(3,948,000)

Total estimated fair value of net assets at the closing date of the transaction	$17,731,700

Push-Down Accounting
As discussed above, immediately after the closing of the transaction, stockholders of LED Holdings controlled in excess of 80% of the voting stock of the Company. In accordance with SAB 54 and EITF D-97, the Company and LED Holdings have elected to adopt push-down accounting for the fair value of the intangible assets that were identified on the acquisition of voting control of the Company by LED Holdings. By applying push-down accounting, the Company has recorded the intangible assets that would have otherwise been recorded in the accounts of LED Holdings. The Company has recorded these intangible assets in the same manner as LED Holdings would have in its own accounts. The Company will amortize the amount recorded in Patents and Technology over 7.5 years and charge such amortization to its consolidated statement of operations. The total value of the intangible assets recorded in the accounts of the Company has been credited to Additional Paid-In Capital. The following table sets forth the calculation of the intangible assets that have been recorded in the Company’s accounts pursuant to the application of push-down accounting:

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

As a result of applying push-down accounting to account for the reverse takeover by LED Holdings, the Company has included the operations of the LED Holdings business in its consolidated statement of operations for the nine-month and three- month periods ended September 30, 2008. The results of operations of the LED Holdings business are not included in the consolidated statements of operations for the comparative periods in 2007.

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
Acquisition of LPBV
On April 22, 2008, the Company acquired a 100% interest in the common and preferred stock of LPBV. To settle the transaction, the Company paid the selling stockholders of LPBV cash of $5,000,000 and issued 4,632,000 shares of common stock of the Company. The following table summarizes the LPBV purchase consideration:

Cash purchase price paid to selling Stockholders of LPBV	$5,000,000
Issue of 4,632,000 shares of common stock to selling stockholders of LPBV	22,233,600
Transaction fees	1,190,000

Total LPBV aggregate purchase consideration	$28,423,600

The following table shows the allocation of the net assets of LPBV on the acquisition date. The Company began consolidating LPBV on May 1, 2008:

Current assets
Cash and cash equivalents	$1,736
Accounts receivable, net	4,579,055
Inventories, net	6,828,240
Other current assets	924,524
Non-current assets
Property and equipment, net	940,448
Intangible assets	14,600,000
Goodwill	11,661,828
Current liabilities
Accounts payable and accrued expenses	(2,094,586
Other current liabilities	(704,088
Short-term debt	(2,069,177
Long-term debt	(2,561,974
Deferred taxes and other liabilities	(3,682,406

Total LPBV purchase price	$28,423,600

Acquisition of Net Assets of Lamina Lighting, Inc.
On July 29, 2008, a wholly-owned subsidiary of the Company (the “Purchaser”) acquired under an Asset Purchase Agreement (the “Purchase Agreement”) substantially all of the net assets of Lamina Lighting, Inc. (“Lamina”) for aggregate consideration of $4.5 million in cash (the “Cash Payment”), plus (b) the right to an earn-out payment equal to (1)(i) the product of 85% and (ii)(x) the product of (A) 0.50 and (B) the aggregate amount of revenue in excess of $6,000,000 realized in accordance with generally accepted accounting principles by the Seller and/or the Company and its subsidiaries and affiliates during the year ended December 31, 2008, from the sale of substrate technology, component parts and combination products, plus (y) the aggregate amount of revenue realized in accordance with generally accepted accounting principles by the Company and its subsidiaries and affiliates during the year ended December 31, 2009, from the sale of substrate technology component parts and combination products (as set forth in the Purchase Agreement), minus (2) the amount of the Cash Payment, and minus (3) the cost to Purchaser or its affiliates to remedy any pre-closing product warranty claims pursuant to the Purchase Agreement; provided, that such earn-out payment shall not exceed $10.5 million. The Company has guaranteed payment of the earn-out payment and the other obligations of the Purchaser pursuant to the Purchase Agreement.
The following table shows the aggregate purchase price of the net assets of Lamina:

Total cash payment	$4,500,000
Estimated fees transaction	263,383

Total Lamina aggregate purchase consideration	$4,763,383

The following table shows the allocation of the net assets acquired from Lamina on the acquisition date. The Company began consolidating the operations of the business acquired from Lamina on August 1, 2008:

Current assets
Accounts receivable, net	$382,282
Inventories, net	1,699,173
Other current assets	181,519
Non-current assets
Property and equipment	1,368,807
Goodwill	2,197,347
Current Liabilities
Accounts payable and accrued expenses	(1,065,745)

Total purchase price of Lamina net assets	$4,763,383

Reverse Stock Split
On January 25, 2008 the Company completed a 1-for-20 reverse split of its common stock. All share and per share amounts included in these consolidated financial statements have been restated to reflect the reverse stock split.
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
Depreciation expense was $373,014 and $38,555 for the three-month periods ended September 30, 2008 and 2007 and $634,393 and $87,294, for the nine-month periods ended September 30, 2008 and 2007, respectively.
Other Assets
Other assets consist mainly of certain long-term prepaid expenses and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
Amortization expense was provided on the Company’s intangible assets for the three-month periods ended September 30, 2008 and 2007 and for the nine-month periods ended September 30, 2008 and 2007 as shown in the following table:

	Three-month Periods
	Ended		Nine-month Periods Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007
Technology and patents	$106,749	$—	$306,360	$—
Trademarks	233,750	15,050	601,970	45,150
License agreements	172,500	—	287,500	—
Customer relationships	210,916	—	367,751	—
Software	100,000	—	300,000	—
Non-competition agreements	37,500	—	62,500	147,938

	$861,415	$15,050	$1,926,081	$193,088

Substantially all of the intangible assets resulted from the acquisition of 100% of the equity interest in LPBV and upon the reverse takeover of the Company by LED Holdings, and subsequent application of push-down accounting, as discussed above. The intangible assets recorded by the Company in the nine-month period ended September 30, 2007, prior to the acquisition of LPBV and the reverse takeover of the Company by LED Holdings, were related to intellectual property acquired in the acquisition of Lighting Science Inc. and to the Proprietary Rights Agreement between the Company and the Company’s Chief Scientific Officer.
Reorganization Value
On or about August 20, 2002, the Company filed a voluntary petition seeking debtor-in-possession status for relief under Chapter 11 of the United States Bankruptcy Code. During the summer of 2003, the Company filed a Disclosure Statement and Plan of Reorganization (collectively, the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the Northern District of Texas — Ft.Worth Division (the “Court”) on September 16, 2003 with an effective date of September 26, 2003. Under the terms of the Plan, the holder of the Series A Preferred Stock, agreed to waive its rights, including its voting and conversion rights, and the creditors of the Company received an aggregate of approximately 51% of the common stock of the restructured entity in exchange for notes, accounts payable, and other forms of debt held at the time of the filing of the petition.

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
Impairment
It is the Company's policy to annually evaluate at the end of its third quarter of each year, the carrying value of its long-lived assets and identifiable intangibles; however, due to increased acquisition activity and other matters, the Company has deferred its 2008 evaluation until its fourth quarter. This review will include an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $266,997 and $276,095 for the three-months ended September 30, 2008 and 2007, and $754,179 and $698,104 for the nine-months ended September 30, 2008 and 2007, respectively.

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
Comparative Consolidated Financial Statements
Certain amounts in the comparative consolidated financial statements have been reclassified from consolidated financial statements previously presented to conform to the presentation of the 2008 consolidated financial statements.
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
NOTE 3: INVENTORIES
At September 30, 2008 and December 31, 2007, inventories consisted of the following:

		December 31,
	September 30, 2008	2007
Deposits paid to contract manufacturers	$82,690	$159,820
Raw materials and components	16,499,647	3,688,774
Work-in-process	1,523,944	221,493
Finished goods	2,914,580	131,879
Allowances provided for obsolete and slow-moving inventories	(4,075,346)	(415,000)

	$16,945,515	$3,786,966

NOTE 4: PROPERTY, EQUIPMENT AND OTHER ASSETS
At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

		December 31,
	September 30, 2008	2007
Leasehold improvements	$4,247,573	$184,609
Office furniture, fixtures and computer equipment	3,764,482	640,737
Production and test equipment	3,060,445	320,961
Tooling and molds	3,021,844	328,843

Total property and equipment	14,094,344	1,475,150
Accumulated depreciation	(10,157,835)	(326,126)

	$3,936,509	$1,149,024

At September 30, 2008, and December 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheets.
At September 30, 2008, and December 31, 2007, intangible assets consisted of the following:

		December 31,
	September 30, 2008	2007
Technology and patents	$3,390,000	$2,890,268
Trademarks	7,039,497	5,539,496
License agreements	6,900,000	—
Customer relationships	6,130,000	730,000
Software	2,000,000	2,000,000
Non-competition agreements	300,000	—

Total intangible assets	25,759,497	11,159,764
Less accumulated amortization	(3,770,863)	(1,844,782)

	$21,988,634	$9,314,982

The table below is the estimated amortization expense for the Company’s intangible assets as of September 30, 2008, for each of the next five years:

	2008	2009	2010	2011	2012
Technology and patents	$427,000	$427,000	$427,000	$427,000	$427,000
Trademarks	836,000	936,000	936,000	936,000	936,000
License agreements	460,000	690,000	690,000	690,000	690,000
Customer relationships	579,000	844,000	844,000	844,000	844,000
Software	400,000	400,000	400,000	400,000	200,000
Non-competition agreements	100,000	150,000	50,000	—	—

	$2,802,000	$3,447,000	$3,347,000	$3,297,000	$3,097,000

NOTE 5: LINES OF CREDIT AND OTHER SHORT-TERM INDEBTEDNESS
At September 30, 2008, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance
				outstanding at
	Maximum			September 30, 2008
Facility	Facility		Interest Rate	(USD)
ABN AMRO, revolving line of credit		€500,000	6.90%	$3,702
IFN Finance, working capital line availability based on 90% of the value of trade receivable invoices		€4,000,000	7.15%	2,285,536
AEGON			4.27%	62,686

Bank of Montreal, demand line of credit	US$	20,000,000	7.25%	11,000,000

Total lines of credit and short-term debt				$13,351,924

On July 25, 2008, the Company, entered into a Loan Authorization Agreement (the “Loan Agreement”) with the Bank of Montreal (“BMO”), whereby BMO established a $20 million revolving line of credit for the Company. The Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% and matures on written demand by BMO, but in no event later than July 25, 2009. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not be secured by any assets of the Company.
The Loan Agreement is guaranteed by Pegasus Partners IV, L.P. (“Pegasus IV”), in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008. Pegasus IV is a private equity fund managed by Pegasus Capital Advisors, L.P. (“Pegasus Capital”). Pegasus Capital is the controlling equity holder of LED Holdings, LLC, and our largest stockholder, which beneficially owns approximately 65.7% of our common stock. As consideration for the guarantee by Pegasus IV, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. As of November 14, 2008, the balance outstanding under the line is $16,000,000.
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
As consideration for providing guarantees and enabling the Company to obtain the line of credit, the Company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. Details regarding the warrants is shown in Note 10. The fair value of the common stock and the warrants issued to the Guarantors was amortized over the term of the line of credit. As of December 31, 2007, the deferred amount had been fully amortized. During the three- and nine-month periods ended September 30, 2007, $85,230 and $854,396 was recognized as interest expense in the consolidated statements of operations, respectively.
Prior to the closing of the Exchange Agreement transaction, the Company terminated the line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.

NOTE 6: LONG-TERM DEBT
At September 30, 2008, LPBV had long-term debt obligations as follows:

	September 30, 2008 (€)	Maturity date	September 30, 2008 (USD)
ABN AMRO Bank, 10 year term loan, repayable in forty equal installments beginning April 1, 2004	1,650,000	April 1, 2014	$2,384,085
ABN AMRO Bank, 5 year term loan, repayable in twenty equal installments beginning April 1, 2004	100,000	April 1, 2009	144,490
Leases	143,572	various	207,447

	1,893,572		2,736,022
Less current portion of long-term debt	(391,225)		(565,281)

Long-term portion of long-term debt	1,502,347		$2,170,741

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
LED Holdings acquired voting control of the Company in October 2007. At the time of the change in control, the Company had accumulated approximately $75,000,000 in tax loss carry forwards. As a result of the change in control, the Company will be limited in the amount of loss carry forwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2028. To the extent the Company is able to utilize available tax loss carry forwards that arose from operations in tax years prior to September 26, 2003; any benefit realized will be credited to additional paid-in capital. As a result of the change in voting control, the Company estimates the following tax loss carryforwards will be available to it to offset taxable income in future periods:

Year of Expiration	Amount of tax loss
2012	$4,526,000
2018	6,789,000
2019	2,293,000
2020	2,293,000
2021	2,293,000
2022	2,293,000
2023	2,293,000
2024	2,293,000
2025	2,293,000
2026	2,293,000
2027	10,851,000
2028	21,765,000

$62,275,000

The Company has recorded an increase in the valuation allowance of approximately $4,000,000 and $6,000,000 for the three- and nine-month periods ended September 30, 2008 and has recorded an increase in the valuation allowance of $400,000 and $1,430,000 for the three- and nine-month periods ended September 30, 2007. The net operating loss carry forwards are available to offset future taxable income of the Company. Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $21,765,000 at September 30, 2008, and which has been fully offset by a valuation allowance.
In connection with the acquisition of LPBV, the Company recorded intangible assets in the amount of $14,600,000 for which the book value exceeds the value for tax purposes. In accordance with SFAS 109 and SFAS 141, the Company has recorded a deferred tax liability related to this temporary difference as part of the purchase equation for the LPBV acquisition. For the three- and nine-month periods ended September 30, 2008, the following table shows the change in the deferred tax liability:

	Three-month Periods Ended		Nine-month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance, beginning of period	$3,600,438	$—	$—	$—
Deferred tax liability assumed on the acquisition of LPBV	—	—	32,800	—
Deferred income tax liability recorded related to book vs. tax difference on identifiable intangible assets acquired from LPBV	—	—	3,650,000	—
Income tax benefit on amortization of LPBV intangible assets in the consolidated statements of operations	(123,542)	—	(205,904)	—
Other changes in deferred tax balances of LPBV	(2,802)	—	(2,802)	—

Balance, end of period	$3,474,094	$—	$3,474,094	$—

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
NOTE 8: RELATED PARTY TRANSACTIONS
Pegasus Capital
As disclosed in Note 5 above, Pegasus IV has provided a guarantee of the demand line of credit the Company has obtained from BMO. As consideration for providing the guarantee, the Company has agreed to pay Pegasus IV a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to the Side Letter Agreement dated July 25, 2008, to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit.
In connection with the acquisition of LPBV, the Company paid $400,000 to an affiliate of Pegasus Capital for expenses incurred in performing certain due diligence and other activities. These costs have been reflected in the transaction fees associated with the acquisition.
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of the Company (the “Lender” or “Lenders”) agreed to loan the Company an aggregate of $476,000. Under the terms of the notes issued by the Company to each Lender, the Company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.

In December 2006, the Company offered to adjust the price of the warrants issued to the Lenders to $6.00 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $30.00 per share. At September 30, 2008, 15,800 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheets with the change in such fair value being recorded in other income (expense) in the consolidated statements of operations.
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
During the three-month periods ended September 30, 2008 and 2007, and the nine-month periods ended September 30, 2008 and 2007, none and 737,500, and none and 1,550,400, respectively, shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At September 30, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the Company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the Company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The Company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the Company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from approximately 661,009 common shares to approximately 1,101,690. The Company filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006. On June 6, 2006, the Company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The Company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the three- and nine-month periods ended September 30, 2008, none and 5,860 warrants for the purchase of common stock were exercised, respectively. In the three- and nine-month periods ended September 30, 2007, no warrants for the purchase of common stock were exercised.
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
The following table reflects the change in the fair value of the derivatives for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three-month Periods Ended		Nine-month Periods Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Fair value of derivative liability, beginning of period	$141,246	$3,174,282	$1,007,600	$6,290,191
Adjustment to fair value of derivative contracts during period, recorded in other (income) expense	(27,249)	1,320,027	(401,146)	520,814
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	—	(2,591,202)	(492,457)	(5,053,103)
Add fair value of new derivative contracts accounted for using variable accounting during the period	—	—	—	145,205

Fair value of derivative liability, end of period	$113,997	$1,903,107	$113,997	$1,903,107

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of September 30, 2008 are as follows:

		Embedded conversion
		feature associated with
		the 6% Convertible
	Warrants	Preferred Stock
Exercise / Conversion price	$6.00	$6.00
Fair value of the Company’s Common Stock	$3.00	$3.00
Expected life in years	1.7	1.7
Expected volatility	75%	75%
Expected dividend yield	—	—
Risk free rate	2.03%	2.03%
Calculated fair value per share	$1.38	$1.38
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

NOTE 10: STOCKHOLDERS’ EQUITY
Acquisition of LPBV
On April 22, 2008, the Company issued 4,632,000 shares of common stock to settle, in part, its purchase price of the 100% interest in LPBV. The common stock issued to the selling stockholders of LPBV has been recorded at $22,233,600. Seventy-five percent of the common stock issued to the selling stockholders of LPBV is subject to a lock-up agreement for up to one-year subsequent to the issue date.
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

Exercise price	$17.40 — $6.00
Fair value of the underlying stock on the date of grant	$8.20 — $3.00
Option term	3.0 years — 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% — 1.99%
Calculated fair value per share	$8.20 — $3.00
As previously noted, the Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options. For purposes of this calculation, the Company has utilized the simplified method specified in Staff Accounting Bulletin No. 107 for estimating the expected life in years of the options. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company has estimated volatility of its stock based on the historical volatility of the Company’s common stock. The Company has estimated the future volatility of its common stock based on the actual volatility of its common stock over the past year. During the three months ended September 30, 2008, no options for the purchase of shares of common stock were issued.
Based on service conditions and vesting, the Company recorded $354,501 and $170,839 for the three-month periods ended September 30, 2008 and 2007, respectively, and $782,755 and $323,799 for the nine-month periods ended September 30, 2008 and 2007, respectively.
A summary of the option awards under the Company’s 2005 Plan as of September 30, 2008 and changes during the three months then ended is as follows:

		Weighted
		average
	Shares	exercise price
Options exercisable and outstanding, beginning of period	996,667	$5.67
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options exercisable and outstanding, end of period	996,667	$5.67

Options vested at end of period	221,234	$7.68

Weighted average fair value of options granted during the quarter ended September 30, 2008		$—

At September 30, 2008, the average remaining term for outstanding stock options is 3.3 years. A summary of the status of non-vested shares under the Company’s 2005 Plan as of September 30,2008, and changes during the three month eriod then ended is presented below:

		Weighted
		average grant
Non-vested stock options	Shares	date fair value
Non-vested options, beginning of period	775,433	$3.17
Granted	—	—
Vested	—	—
Forfieted	—	—

Non-vested options, end of period	775,433	$3.17

As of September 30, 2008, there was a total of $1,463,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. No shares vested during the three-month period ended September 30, 2008. Note that this disclosure is provided in the aggregate for all awards that vest based on service conditions. There were no grants to officers, employees or directors during the periods of awards subject to performance vesting.
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
During the three- and nine-month periods ended September 30, 2008, $516,144 and $1,081,072 has been recognized, respectively, as compensation expense. The remaining unamortized balance of the restricted stock awards has been included in the following accounts:

September 30, 2008
Prepaid expenses and other current assets	$2,064,576
Other long-term assets	2,772,062

$4,836,638

Warrants for the Purchase of Common Stock
At September 30, 2008, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of common shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 10)	March 2007 Private Placement A Warrants	722,362	$7.00	March 9, 2012 to June 29, 2012
Pegasus IV (Note 5)	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013
Line of Credit Guarantors (Note 5)	Financing guarantees	126,250	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 9)	Private Placement	232,504	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 8)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	September 2008 through July 31, 2009

Total		2,133,223

At September 30, 2008, all warrants were fully vested.
In accordance with the Marketing Agreement with ICurie, the Company has received from ICurie options to purchase 18,750 shares of common stock of ICurie. The strike price of the options is $6.40 per share and the term of the options is five years. At September 30, 2008, the Company has recorded a valuation allowance against the full value of the stock options recorded in its consolidated balance sheets.
NOTE 11: SEGMENT INFORMATION
For the three- and nine-month periods ended September 30, 2008, the Company has determined that the United States and the United States and The Netherlands, respectively, were the only geographic segments that which had in excess of 10% of the net revenues of the Company. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The following table summarizes the net revenues for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three-month	Three-month	Nine-month	Nine-month
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenue — United States	$2,534,718	$451,678	$7,101,379	$845,307
— The Netherlands	2,939,691	—	5,653,042	—
— Other	171,291	—	320,523	—

	$5,645,700	$451,678	$13,074,944	$845,307

The Company has determined that only the United States, Japan and The Netherlands and the United States and Japan were the only geographic segments that had in excess of 10% of the of the net assets of the Company at September 30, 2008, and December 31, 2007, respectively. The following table summarizes the net assets per segment at September 30, 2008, and December 31, 2007:

		December 31,
	September 30, 2008	2007
Total assets — United States	$71,960,530	$42,061,338
— The Netherlands	11,447,886	—
— Japan	278,008	782,587
— Other	219,809	—

	$83,906,,233	$42,843,925

NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At September 30, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$229,600
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three- and nine-month periods ended September 30, 2008 and 2007, the Company incurred rent expense of approximately $216,853 and $601,705 and $41,148 and $84,871, respectively.
Commission Agreements with Directors
Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company agreed to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director was responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time an officer and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he was responsible for closing. In the second quarter of 2008, the Company discontinued its commission agreements with outside directors. No amounts have been paid under these agreements to any director.
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
Legal Action
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts (“Massachusetts I”) against (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007. In September 2008, Philips specifically alleged infringement of one or more claims of the patents by 26 Company products which utilize red, green and blue light emitting diodes to produce various colors of light and one version of the EYELEDS product. The 26 accused Company products have not and do not represent a significant portion of the Company’s revenues.
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court (“California I”) against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. The Complaint was amended on March 19, 2008 to add LED Holdings, LLC as a plaintiff. Philips Electronics removed the matter to federal court in the Eastern District of California, whereupon we filed a motion for remand to state court. On June 3, 2008, the federal court remanded the case back to California Superior Court.
On October 7, 2008, the Court in California I issued a preliminary injunction against Philips Solid State Lighting Solutions, Inc., Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation (collectively “Philips”) preventing Philips from using or relying on any confidential or trade secret information obtained from LSG. In granting the motion for a preliminary injunction sought by LSG, the court found that LSG was “likely to prevail on the merits” in its action pending against Philips.
On April 18, 2008, Philips amended its complaint in Massachusetts I to add Philips Electronics as a plaintiff and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in California I. The District Court in Massachusetts 1 has ordered that the patent issues proceed at this time and that the non-patent issues be deferred for at least six (6) months.
On July 9, 2008, the Company, LED Effects and LED Holdings answered the Amended Complaint in Massachusetts I and asserted Counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses. Discovery is currently proceeding on these patent issues.
On September 23, 2008, after receiving a letter from Philips asserting infringement of two patents that were not asserted in Massachusetts I, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of California (“California II”) seeking to declare U.S. Patent No. 7,250,774 owned by Philips invalid and not infringed. Philips has not yet answered the complaint.

On September 26, 2008, Philips filed a complaint in the United States District Court for the District of Massachusetts (“Massachusetts II”) alleging that the Company infringes U.S. Patent No. 6,697,448 previously owned by Color Kinetics and U.S. Patent No. 7,250,774 owned by Philips. The complaint does not specify the products accused of infringement. The Company has moved, in part, to dismiss, transfer or stay Massachusetts II in favor of California II. Philips has moved to consolidate Massachusetts II with Massachusetts I. The Company has opposed that motion.
Additional discovery and procedural motions are pending in California I and Massachusetts I.
The Company is vigorously pursuing its claims against the noted Philips entities and vigorously defending the claims asserted by noted Philips entities.
Other Contingencies
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, (iv) the outcome of any litigation against us, and (v) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).
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
On July 29, 2008, we acquired the net assets of Lamina Lighting, Inc. (“Lamina”) for a purchase price of $4,500,000. We also agreed to pay an earn-out payment of up to $10,500,000 to Lamina based on sales from products and components developed by Lamina through December 31, 2009. The earn-out payment, if any, is anticipated to be paid in the second quarter of 2010. In connection with the acquisition of the net assets of Lamina, we also entered into a Loan Authorization Agreement with Bank of Montreal (“BMO”) whereby BMO agreed to provide us with a $20 million demand line of credit. The line of credit is guaranteed by Pegasus Partners IV, LP (“Pegasus IV”).
In the event that the line of credit is called by BMO prior to the end of the maximum one-year term and we have not obtained alternative financing, Pegasus IV has agreed, pursuant to a certain letter agreement dated as of July 25, 2008, to extend a bridge loan to us for up to six months for the amount of the then outstanding aggregate principal amount of the line of credit plus an additional $2 million (up to an aggregate of $20 million).
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
     Architainment — Comprised of building exterior and interior spaces that are characterized by unique architectural elements to create ambience and a welcoming atmosphere. We offer an extensive product portfolio to illuminate and enhance the architecture for exterior and interior applications. These solutions are available in three shades of white and red, green and blue for various applications, such as wall washing, cove lighting, flood lighting, integrated lighting and display lighting.
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
Results of Operations
Revenues
For the three-and nine month periods ended September 30, 2008, consolidated revenues totaled $5,646,000 and $13,075,000, respectively, representing increases of $5,194,000 and $12,230,000 compared to consolidated revenue levels for the comparative periods in 2007. For the three-month period ended September 30, 2008, our consolidated revenues increased from the comparative period in 2007 due mainly to (i) the inclusion of the revenues for the LED Holdings business, which was acquired in October 2007 and (ii) the inclusion of the revenues of LPBV, which was acquired in April 2008. For the nine-month period ended September 30, 2008, the increase from the comparative period in 2007 is mainly due to (i) the inclusion of revenues for the LED Holdings business for the full nine-month period and (ii) the inclusion of the revenues of LPBV for five months. The increases in revenue in the three- and nine-month periods ended September 30, 2008 were also due in part to our introduction of new products, including linear lighting products.

Cost of Goods Sold
For the three- and nine-month periods ended September 30, 2008, consolidated cost of goods sold was $3,919,000 and $9,867,000, respectively, as compared to $324,000 and $651,000, respectively, for the comparable period in 2007. The increase in consolidated cost of goods sold during this period was primarily due to our increased sales volume resulting from the acquisition of the operating business of LED Holdings in October 2007 and the acquisition of LPBV in April 2008.
Sales and Marketing Expenses
Summarized in the table below are our consolidated sales and marketing expenses comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Sales and marketing expense	$1,801,000	$747,000	$4,360,000	$1,207,000
Consolidated sales and marketing expenses for the three- and nine-month periods ended September 30, 2008, increased by $1,054,000 and $3,153,000, respectively, from the comparable periods in 2007. The increase in consolidated sales and marketing expenses for the three- and nine-month periods ended September 30, 2008, was primarily due to (i) the increase in sales and marketing staff, (ii) marketing and promotional expenses related to new product lines introduced or expected to be introduced in 2008 and (iii) increased travel, trade show and website development and management costs related to the implementation of our strategic marketing plan, which was developed subsequent to the acquisition of the operating business of LED Holdings. The increases in the three- and nine-month periods were also due to the inclusion of the sales and marketing expenses of LPBV, which was acquired in April 2008.
Operations Expense
Summarized in the table below are operations and related expenses comparing the three-and nine-month periods ended September 30, 2008, with the three-and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Operations expenses	$5,110,000	$563,000	$8,318,000	$1,156,000
Consolidated operations and related expenses include supply chain management, management of third-party contract manufacturers, procurement and research and development. Consolidated operations and related expenses increased by approximately $4,547,000 and $7,162,000 for the three- and nine-month periods ended September 30, 2008, compared to the comparable periods in 2007. The principal reasons for the increase in the three- and nine-month periods ended September 30, 2008 were (i) the increase in operations staff resulting from our acquisition of the operating business of LED Holdings in October 2007, (ii) the increase in operations staff resulting from our acquisition of LPBV in April 2008 and (iii) an increase in our new product development activities.
General and Administrative Expenses
Summarized in the table below are consolidated general and administrative expenses comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
General and administrative expenses	$5,132,000	$2,138,000	$14,420,000	$3,952,000
Consolidated general and administrative expenses increased by approximately $2,994,000 and $10,468,000 in the three- and nine-month periods ended September 30, 2008, compared to the three- and nine month periods ended September 30, 2007. The principal reasons for this increase were (i) the increase in management and administrative staff resulting from our acquisition of the operating business of LED Holdings in October 2007 and our acquisition of

LPBV in April 2008; (ii) a substantial increase in legal expenses in connection with our pending litigation with Philips, securities filings in connection with our acquisition of the operating business of LED Holdings, LPBV and the net assets of Lamina, effecting a reverse stock split in January 2008 and the acceleration of the filing and maintenance of our patent portfolio; (iii) the incurrence of approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the operating business of LED Holdings; (iv) the increase in third party service costs, including costs related to network and applications integration and developing an integrated marketing strategy, which were incurred to facilitate our integration of the operating business of LED Holdings; and (v) the increase in stock compensation costs related to our issuance of options to purchase 729,000 shares of common stock to our employees and entering into related agreements with certain officers and employees for the issuance of 841,250 shares of restricted stock in April and May 2008. The total compensation expense related to stock options and restricted stock in the three- and nine-month periods ended September 30, 2008, was $871,000 and $1,864,000, respectively, compared to $944,000 and $1,097,000 in the comparative periods in 2007.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Depreciation and amortization	$1,234,000	$54,000	$2,560,000	$280,000
Consolidated depreciation and amortization expense increased in the three- and nine-month periods ended September 30, 2008, as compared to the similar periods in 2007 due mainly to increased amortization of (i) the intangible assets purchased from LED Holdings, (ii) the intangible assets purchased from LED Holdings and resulting from our election to use push-down accounting for certain assets and (iii) the intangible assets acquired pursuant to our acquisition of LPBV.
Interest Income (Expense) (Net)
Summarized in the table below is consolidated interest income, net of interest expense, comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Interest income (expense)(net)	$(344,000)	$(101,000)	$(296,000)	$(925,000)
Consolidated interest expense, net of interest income, increased by approximately $243,000 in the three-month period ended September 30, 2008, compared the three-month period ended September 30, 2007, as the consolidated net interest expense in 2008 mainly related to interest expense on debt facilities held by LPBV and the interest on the BMO demand line of credit obtained in July 2008, partially offset by our interest income, was significantly higher than the interest expense recognized in 2007. In 2007, we were amortizing the guarantee fees that had been paid to the guarantors of our prior line of credit with Bank of Texas. For the nine-month period ended September 30, 2008, the consolidated net interest expense was approximately $629,000 lower than in the comparable period in 2007 due to the interest expense incurred by LPBV for the five months for which its results were included in our consolidated financial statements, plus the interest on the BMO demand line of credit for the two months it was outstanding in 2008, net of our interest income, was significantly less than in 2007, when we had lower average net cash balances in the period and we amortized a substantial portion of the guarantee fees related to our prior line of credit with Bank of Texas.

Other Income (Net)
Summarized in the table below are consolidated other income, net of other expenses, comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Other income (expense) (net)	$84,000	$(1,282,000)	$232,000	$(820,000)
Consolidated other income (expense), increased by approximately $1,366,000 and $1,052,000 in the three- and nine-month periods ended September 30, 2008, compared with the consolidated amounts in the comparable periods in 2007. The majority of this increase in the three-and nine-month periods ended September 30, 2008, from the comparable periods in 2007 is related to a decrease in the number and value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors. At September 30, 2007, there were 515,653 shares of 6% Convertible Preferred Stock outstanding compared to 196,902 shares outstanding at September 30, 2008. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including current market price for our common stock and current interest rates.
Dividends and Accretion of Preferred Stock Redemption Value
Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month Periods
	Periods Ended		Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$41,000	$(873,000)	$96,000	$(1,147,000)
The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock increased significantly in the three- and nine-month periods ended September 30, 2008, compared to the same period in 2007. This increase primarily resulted from the 737,900 and 1,550,400 shares of the 6% Convertible Preferred Stock that were converted in the three- and nine-month periods ended September 30, 2007, respectively. With the conversion of the 6% Convertible Preferred Stock, we reversed the accretion that had been recorded in the prior two years for the converted stock. This resulted in a significant reversal (income) related to the shares converted. Only 10,000 shares of 6% Convertible Preferred Stock were converted during the nine-month period ended September 30, 2008.
Income Tax Benefit
Summarized below in the table below is the consolidated income tax benefit comparing the three- and nine-month periods ended September 30, 2008, with the three- and nine-month periods ended September 30, 2007:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Income tax benefit	$124,000	—	$206,000	—
Certain of the intangible assets acquired pursuant to our acquisition of LPBV have a value for accounting purposes that is significantly more than the value for income tax purposes. As a result, we recorded a deferred tax liability on the acquisition of the intangible assets. This temporary difference is being recognized in income based on the amortization of the underlying intangible assets. The income tax benefit recorded in the three- and nine-month periods ended September 30, 2008, reflects two and five months, respectively, of amortization of this deferred tax liability’

Liquidity and Capital Resources
Our primary sources of liquidity are our draws from the BMO demand line of credit, cash reserves and cash flows from operating activities. Cash outflows are primarily tied to procurement of inventories and payment of salaries, benefits and other operating costs. During the three and nine month periods ended September 30, 2008, liquidity was adversely affected as a result of design flaws discovered in our replacement lamps and EYELEDS products, which resulted in our inability to consummate a significant amount of sales. We believe we have resolved these design flaws and will attempt to replace any defective bulbs and increase shipments of products during the fourth quarter of 2008.
We currently have open orders booked of approximately $7.6 million, an increase of approximately 40% over the amount of orders that were booked at the time we filed our Form 10-Q for the second quarter of 2008. This increase is primarily related to new products that were released during the third quarter of 2008 as well as new custom projects. These orders are expected to ship throughout the period through the end of the third quarter of 2009. We also recorded unearned revenue of approximately $658,000 as of September 30, 2008, which mainly represents deposits received for the completion of milestones on custom projects. This represents an increase of approximately 65% over the amount recorded as unearned revenue as of June 30, 2008. The increase is mainly due to milestone payments related to the City of Dreams project in Macau.
In connection with our acquisition of the net assets of Lamina, we obtained a $20 million demand line of credit from BMO. We borrowed approximately $4.5 million in conjunction with our acquisition of the net assets of Lamina and subsequently borrowed approximately $11.5 million for working capital and other corporate purposes. As a result, approximately $4 million remains available to us under the BMO demand line of credit.
In March 2007, we issued warrants for the purchase of our common stock to a group of accredited investors. As of September 30, 2008, we have received gross proceeds of $5,829,000 from the exercise of such warrants, and an additional $505,700 may be recognized if all remaining warrants were exercised through the payment of the cash exercise price by the holders prior to expiration.
We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy the dividend obligation.
Philips Solid State Lighting Solutions, Inc. filed a civil lawsuit against us on February 19, 2008. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for alleged infringement of five (5) related patents. We believe that this lawsuit is without merit and intend to dispute the claim. We cannot, however, determine with certainty the outcome or resolution of this lawsuit or the timing for its resolution. We may incur expenses in defending this litigation and damages if we are found liable. If the final resolution of this litigation is unfavorable to us, our consolidated financial condition, consolidated results of operations and consolidated cash flows might be adversely affected.
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
Following our acquisitions in 2008, we undertook a project with third party consultants to study the feasibility of consolidating certain operating functions and materially reducing inventory levels in an attempt to realize cost efficiencies within our business operations. This study has identified opportunities to reduce selling, general and administrative costs and to enhance our gross margins. We believe that this may be achieved through consolidating sources of supply, outsourcing certain manufacturing, supply chain and related processes and increasing our capacity for the design and development of new products and custom projects. We also expect to work closely with our contract manufacturers to lever the investments they have made in tools, manufacturing capacity and supplier relationships. Dependent upon the findings of this study, this undertaking may result in incremental expenditures during 2009.
We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. Furthermore, we have acquired the assets and businesses of LED Holdings, LPBV and Lamina during the last year. If, as management believes, we are successful in marketing our current products and developing additional new products or we make further acquisitions, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. In the event orders are received from established retailers and distributors of lighting products and other end user customers, management believes that traditional lending sources would be available to provide a portion of the capital needed to cover the manufacturing and receivables cycles. However, we may still be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed, to increase our marketing efforts or to make additional acquisitions.
While we believe that the funds available under the BMO demand line of credit and other credit facilities currently in place, together with our current cash balances and the cash received from the sale of our products will be sufficient to meet our cash needs, other potential sources of outside capital include entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable pursuant to Item 305(e) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Item 4T. Controls and Procedures
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President — Finance of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures as of September 30, 2008 were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts (“Massachusetts I”) against (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (“LED Effects”) (Philips Solid-State Lighting Solutions, Inc. v. Lighting Science Group Corporation, et al.). The lawsuit alleges that the defendants have infringed five (5) related patents. The complaint does not name any product that is alleged to infringe and provides no specific facts in support of the claims of infringement. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The subject patents are owned in the name of Color Kinetics, Inc. (“CK”), which was acquired by Philips in August 2007. In September 2008, Philips specifically alleged infringement of one or more claims of the patents by 26 Company products which utilize red, green and blue light emitting diodes to produce various colors of light and one version of the EYELEDS product. The 26 accused Company products have not and do not represent a significant portion of the Company’s revenues.
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court (“California I”) against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. The Complaint was amended on March 19, 2008 to add LED Holdings, LLC as a plaintiff. Philips Electronics removed the matter to federal court in the Eastern District of California, whereupon we filed a motion for remand to state court. On June 3, 2008, the federal court remanded the case back to California Superior Court.
On October 7, 2008, the Court in California I issued a preliminary injunction against Philips Solid State Lighting Solutions, Inc., Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation (collectively “Philips”) preventing Philips from using or relying on any confidential or trade secret information obtained from LSG. In granting the motion for a preliminary injunction sought by LSG, the court found that LSG was “likely to prevail on the merits” in its action pending against Philips.
On April 18, 2008, Philips amended its complaint in Massachusetts I to add Philips Electronics as a plaintiff and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in California I. The District Court in Massachusetts 1 has ordered that the patent issues proceed at this time and that the non-patent issues be deferred for at least six (6) months.

On July 9, 2008, the Company, LED Effects and LED Holdings answered the Amended Complaint in Massachusetts I and asserted Counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses. Discovery is currently proceeding on these patent issues.
On September 23, 2008, after receiving a letter from Philips asserting infringement of two patents that were not asserted in Massachusetts I, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of California (“California II”) seeking to declare U.S. Patent No. 7,250,774 owned by Philips invalid and not infringed. Philips has not yet answered the complaint.
On September 26, 2008, Philips filed a complaint in the United States District Court for the District of Massachusetts (“Massachusetts II”) alleging that the Company infringes U.S. Patent No. 6,697,448 previously owned by Color Kinetics and U.S. Patent No. 7,250,774 owned by Philips. The complaint does not specify the products accused of infringement. The Company has moved, in part, to dismiss, transfer or stay Massachusetts II in favor of California II. Philips has moved to consolidate Massachusetts II with Massachusetts I. The Company has opposed that motion.
Additional discovery and procedural motions are pending in California I and Massachusetts I.
The Company is vigorously pursuing its claims against the noted Philips entities and vigorously defending the claims asserted by noted Philips entities.
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
Adverse economic conditions may harm our business.
Many economists are predicting that the United States economy, and possibly the global economy, may enter into a recession as a result of the credit crisis and a variety of other factors associated with the current economic downturn. The reduced economic activity associated with an economic downturn or recession may reduce the demand for, and so the prices we receive for, our LED lighting solutions. If demand for LED lighting solutions declines significantly, or consumer or corporate spending for those products declines, our revenue will be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers.
We need liquidity to pay our operating expenses and interest on our debt. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our draws from the demand line of credit, cash reserves and cash flows from operating activities.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, and cash flows could be materially adversely affected by disruptions in the financial markets. Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock and Other Securities Issued During the Quarter
The Company has relied upon Section 4(2) of the Securities Act of 1933 as amended and the rules promulgated thereunder, including, but not limited to, Regulation D for exemptions of transactions not involving a public offering.
•	On July 29, 2008, we issued Pegasus Partners IV, L.P. a warrant for the purchase of 942,857 shares of common stock at $7.00 per share. The warrant has a term of five years and was issued in a private placement as consideration for providing us with certain debt guarantees on in connection with the BMO demand line of credit.

•	On August 25, 2008, we issued a total of 24,423 shares of common stock to each of our outside directors in a private placement for settlement of their director fees. Based on the average closing price of the stock for the period beginning September 1, 2008 and ending September 30, 2008, the shares issued to each director had a value equal to $20,000.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6: Exhibits
        (a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated , ___(previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated , ___(previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated , ___(previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.16	Registration Rights Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.1	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation

EXHIBIT
NUMBER	DESCRIPTION

and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.9	Settlement Agreement dated October 2, 2008, by and among Lighting Science Group Corporation, Ronald E. Lusk, and Match, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.15	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.16	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President — Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President — Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has been granted confidential treatment to selected portions pursuant to an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: November 19, 2008	By	/s/ Govi Rao
Govi Rao
Chief Executive Officer

Date: November 19, 2008	By	/s/ Stephen Hamilton
Stephen Hamilton
Vice-President, Finance and Principal Accounting Officer