Form 10-K/A
period 2007-12-31
LIGHTING SCIENCE GROUP CORP
filed 2009-05-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-20354
Lighting Science Group Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	23-2596710 (I.R.S. Employer Identification Number)

120 Hancock Lane
Westampton, NJ	08060
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (214) 382-3630
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each Class:
COMMON STOCK, PAR VALUE
$0.001 PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
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

EXPLANATORY NOTE
          Lighting Science Group Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Item 1 and Item 2 of Part I and Item 7 and Item 8 of Part II of the Original Filing. This Amendment is filed in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
          Other than certain information included in “Note 13 – Subsequent Events” to the consolidated financial statements included in Item 8 of this Amendment and the change of the address of our principal executive offices in Item 1, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART I
Items 1 and 2. Business and Properties.
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
          LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”), was formed on or about June 5, 2007 for the purpose of acquiring on June 14, 2007 100% of the operations and net assets of LED Effects, Inc. (“LED Effects”), a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications.
          On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings. Pursuant to the Exchange Agreement, we acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property (collectively, the “Acquisition”). In exchange for these assets, we issued 2,000,000 shares of our newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 15,928,734 shares of our common stock to LED Holdings.
          We have accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 and the amounts used in management’s discussion and analysis included in Item 7 as they relate to this period are those of LED Holdings, and the change in reporting entity has been presented in accordance with FAS 154. Because LED Holdings had no operations prior to its acquisition of the net assets of LED Effects, the historical financial statements included in Item 8 of this Form 10-K for periods prior to June 14, 2007 are those of LED Effects. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 includes the operations of LED Holdings from June 14, 2007 through October 4, 2007 and the consolidated operations of LED Holdings and Lighting Science Group from October 4, 2007 through December 31, 2007.
          Unless the context otherwise requires, all references in this Form 10-K to “Lighting Science Group,” “we,” “us,” “our,” or the “Company” refer to Lighting Science Group Corporation, together with LSGC, LLC, its wholly-

owned subsidiary. Our principal executive offices are located at 120 Hancock Lane, Westampton, New Jersey 08060. Our telephone number at our principal executive offices is (609) 265-1401.
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
     We have also been informed that on March 17, 2008, Pegasus Partners IV, L.P. (“Pegasus”) filed a complaint against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. in state court in Dallas, Texas. According to Pegasus, the complaint alleges that the defendants defrauded Pegasus and breached fiduciary duties to Pegasus in connection with the parties’ evaluation of a potential acquisition of LED Effects. Among other things, the complaint asserts that defendants misled Pegasus by representing that defendants would be committed to and continue to direct business to LED Effects despite the fact that defendants were simultaneously negotiating to acquire LED Effects’ competitor, CK. We have been informed that the defendants have not yet responded to the complaint.
     On March 7, 2008, we filed a complaint in Sacramento, California Superior Court against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). (Lighting Science Group Corp. et al. v. Koninklijke Philips Electronics N.V., et al.) The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief. On March 27, 2008, we filed a motion for a preliminary injunction in our lawsuit against Philips Electronics, in the Superior Court of California, Sacramento County, seeking to restrain and enjoin Philips Electronics from (i) using or relying on any confidential or trade secret information obtained or derived from us in (a) bidding on any commercial lighting projects on which we are also bidding or (b) Philips Electronics’ prosecution of its action against us for alleged patent infringement of any of its patents; (ii) performing or completing work on any custom lighting projects that began as joint opportunities with us under the Joint Development Agreement, dated March 16, 2006, between us and Philips Electronics without offering us the right to participate therein; or (iii) failing to return to us any confidential or trade secret information or due diligence materials obtained from us. As set forth in the Motion, this filing was necessitated by, among other things: Philips Electronics’ tortious conduct in bidding directly against us on some of the same projects Philips Electronics had previously jointly pursued and jointly bid on with us and Philips Electronics’ unlawful exploitation in making such bids on our confidential and trade secret information previously shared with Philips Electronics on a confidential basis.
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

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan	Warrants and Rights	Warrants and Rights	Compensation Plans
Lighting Science Group Corporation 2005 Equity Based Incentive Compensation Plan (approved by security holders)	267,667	$7.60	232,333
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
          LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”), was formed on or about June 5, 2007 for the purpose of acquiring on June 14, 2007 100% of the operations and net assets of LED Effects, Inc. (“LED Effects”), a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications.
          On October 4, 2007, we entered into the Exchange Agreement with LED Holdings. Pursuant to the Exchange Agreement, we acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan KK, 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property. In exchange for these assets, we issued 2,000,000 shares of our newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 15,928,734 shares of our common stock to LED Holdings. We refer to this transaction as the “Acquisition.”
          We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 and the amounts used in management’s discussion and analysis included in Item 7 as they relate to this period are those of LED Holdings, and the change in reporting entity has been presented in accordance with FAS 154. Because LED Holdings had no operations prior to its acquisition of the net assets of LED Effects, the historical financial statements included in Item 8 of this Form 10-K for periods prior to June 14, 2007 are those of LED Effects. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 includes the operations of LED Holdings from June 14, 2007 through October 4, 2007 and the consolidated operations of LED Holdings and Lighting Science Group from October 4, 2007 through December 31, 2007. See Note 1 to the Consolidated Financial Statements.
          After consummation of the Acquisition, we made several changes to our management team. Mr. Govi Rao now serves as our Chairman and Chief Executive Officer. Mr. Rao formally served as the Chief Executive Officer of

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
Results of Operations
Period from June 14, 2007 through December 31, 2007 Compared to the Results of Operations of LED Effects, Inc. for the Period from January 1, 2007 through June 13, 2007 and Together Compared to the Results of Operations of LED Effects, Inc. for the Year Ended December 31, 2006
Revenues
          Revenues for the period beginning June 14, 2007 and ending December 31, 2007 (the “December 2007 Stub Period”) were $4,616,000, as compared to $3,675,000 for the period beginning January 1, 2007 and ending June 13, 2007 (the “June 2007 Stub Period”). This increase in revenues is primarily due to the Acquisition on October 4, 2007. Total revenues for the Company and LED Effects for the year ended December 31, 2007 were $8,291,000 compared to $8,858,000 for LED Effects for the year ended December 31, 2006. Revenues decreased in 2007 due to a reduction in project revenues in Japan in 2007, which was partially offset by the addition of the revenues of Lighting Science Group as a result of the Acquisition during the fourth quarter of 2007.
Cost of Goods Sold
          Cost of goods sold for the December 2007 Stub Period was $3,527,000, as compared to $2,606,000 for LED Effects for the June 2007 Stub Period. The increase in cost of goods sold between these periods was primarily due to the increase in the volume of sales arising from the Acquisition, which caused costs to increase as a result of the increase in the number of retail display, lowbays and standard form factor bulbs sold. As compared to the year ended December 31, 2006, total cost of goods sold for the Company and LED Effects for the year ended December 31, 2007 remained relatively constant.
Selling, General and Administrative Expenses
          Summarized in the table below are Selling, General and Administrative (“SG&A”) expenses for the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
SG&A expenses	$2,438,000	$227,000	$517,000
          SG&A expenses for the December 2007 Stub Period increased significantly compared to the June 2007 Stub Period primarily as a result of the increase in operating costs resulting from the Acquisition in October 2007. Specifically, Lighting Science Group increased marketing expenses for new products introduced by it during 2007 and increased research and development expenses. SG&A expenses for the year ended December 31, 2007 also increased over the amounts incurred by LED Effects for the year ended December 31, 2006 due to increases in marketing expenses and increased research and development expenses.

Compensation and Related Expenses
          Summarized in the table below are compensation and related expenses comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Compensation and related expenses	$2,418,000	$221,000	$429,000

Compensation and related expenses incurred by the Company in the December 2007 Stub Period increased by approximately $2,197,000 compared to the amounts incurred in the June 2007 Stub Period primarily as a result of the increase in staff costs resulting from the Acquisition. Specifically, following the Acquisition, we increased the size of our management team, our sales and marketing group and our research and development group. Compensation and related expenses for the year ended December 31, 2007 increased significantly from the amounts incurred by LED Effects for the year ended December 31, 2006 primarily because of an increase in the size of the management team, sales and marketing groups and our research and development group.

Professional Fees

Summarized in the table below are professional fees comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007 through	Year ended
	December 31, 2007)	June 13, 2007)	December 31, 2006
Professional fees	$1,291,000	$118,000	$52,000

Professional fees incurred by the Company in the December 2007 Stub Period increased by approximately $1,173,000 from the amount incurred during the June 2007 Stub Period. The principal reason for this increase was that we incurred legal fees in conjunction with the filing and issuance of patents as well as expenses for contract accounting and audit services related to the integration of the business processes of LED Holdings and Lighting Science Group. We also had an increase in consulting costs relating to marketing, supply chain development and information technology outsourcing. These costs were incurred in an effort to accelerate the roll out of our new products and enhance our capacity to manage increased customer activity. The total professional fees incurred for the year ended December 31, 2007 increased from the amounts that were incurred by LED Effects for the year ended December 31, 2006 mainly due to higher legal costs in conjunction with the filing and issuance of patents as well as expenses for contract accounting and audit services related to the integration of the business processes of LED Holdings and Lighting Science Group.

Directors’ Fees

Summarized in the table below are directors’ fees comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007 through	Year ended
	December 31, 2007)	June 13, 2007)	December 31, 2006
Directors’ fees	$88,000	$—	$—
          The Company accrued directors’ fees of $12,500 per director for its non-executive directors’ in the fourth quarter of 2007. LED Effects did not incur any director fees during the June 2007 Stub Period or during the year ended December 31, 2006.

Depreciation and Amortization Expenses
          Summarized in the table below are depreciation and amortization expenses comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Depreciation and amortization expense	$670,000	$7,000	$26,000

The increase in the Company’s depreciation and amortization expense for the December 2007 Stub Period over the amounts incurred during the June 2007 Stub Period and for the year ended December 31, 2006, is mainly due to the increase in amortization of the intangible assets acquired pursuant to the asset acquisition between LED Effects and LED Holdings in June 2007 and the Acquisition in October 2007.

Interest Income (Net)

Summarized in the table below is interest income, net of interest expense, comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Interest income, net	$172,000	$1,000	$—

Interest income, net of interest expense, realized by the Company in the December 2007 Stub Period increased over the amount realized in the June 2007 Stub Period and the year ended December 31, 2006 because of increased total average cash balances held by the Company during the December 2007 Stub Period. The higher cash balances were primarily a result of certain private placements completed in June 2007 and September 2007.

Other Income (Net)

Summarized in the table below is other income, net of other expenses, comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Other income, net	$330,000	$(35,000)	$(1,000)
          Other income realized by the Company in the December 2007 Stub Period relates primarily to the change in the fair value of our derivative instruments (preferred stock conversion rights and common stock purchase warrants) that were acquired as a result of the Acquisition in October 2007. Other expense realized in the June 2007 Stub Period relates primarily to a loss on the disposal of fixed assets and a provision recorded on certain accounts receivable.
Provision for income tax expense
          Summarized in the table below is the provision for income tax expense comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Provisions for income tax expense	$—	$172,000	$667,000

For the December 2007 Stub Period, the Company realized a significant loss for tax purposes. The Company did not record any benefit related to these tax losses because of the level of accumulated tax losses that are being carried forward by Lighting Science Group. The provision for income taxes recorded by LED Effects for the June 2007 Stub Period was significantly less than the provision for income taxes that it recorded for the year ended December 31, 2006 because the total income before provision for income taxes was higher for the year ended December 31, 2006.

Dividends and Accretion (Reversal of Accretion) of Preferred Stock Redemption Value

Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value comparing the December 2007 Stub Period, the June 2007 Stub Period and the year ended December 31, 2006:

	December 2007 Stub Period	June 2007 Stub Period
	(June 14, 2007 through	(January 1, 2007	Year ended
	December 31, 2007)	through June 13, 2007)	December 31, 2006
Dividends on 6% Convertible Preferred Stock and reversal of accretion of preferred stock redemption value	$(414,000)	$—	$—
          The Company commenced recording dividends and reversal of accretion on the shares of Lighting Science Group’s 6% Convertible Preferred Stock subsequent to the Acquisition. Upon the conversion of approximately 300,000 shares of preferred stock, the Company reversed the accretion of the redemption liability that had been recorded related to such 6% Convertible Preferred Stock. LED Effects did not issue any 6% Convertible Preferred Stock and recorded no expense related thereto.
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
          Richard Kelson, 61, was appointed a member of our board of directors in October 2007 in connection with our acquisition of the assets of LED Holdings. Mr. Kelson filled one of the four vacancies resulting from the acquisition and was appointed pursuant to the Voting Agreement discussed above. Mr. Kelson currently serves as a member of the Board of Directors of MeadWestvaco Corporation and PNC Financial Services Group, Inc. He retired from Alcoa, Inc. in 2006, where he served as Chairman’s Counsel. Mr. Kelson also served as Alcoa’s Executive Vice President and Chief Financial Officer for nearly a decade. Prior to that, he was Alcoa’s Executive Vice President — Environment, Health and Safety and General Counsel, and a member of the Executive Counsel, which is the senior leadership group that provides strategic direction for the company. Since June 14, 2007, Mr. Kelson has served as a member of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock. Mr. Kelson is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings, our largest stockholder which beneficially owns 75.2% of our common stock.
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

Summary Compensation Table

							Change in Pension Value
							and Nonqualified
Name and				Stock	Option	Non-Equity	Deferred Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Earnings	Compensation
Position	Year	($)	($)	($) (1)	($) (1)	Compensation	($)	($) (2)	Total ($)
Ronald E. Lusk	2007	$294,647	$300,000	—	—	—	—	$51,900 (4)	$646,547
(Chairman, President and Chief Executive Officer) (3)	2006	$250,000	—	—	$41,133	—	—	—	$291,133

Govi Rao	2007	$109,193	—	—	—	—	—	—	$109,193
(Chairman and Chief Executive Officer) (5)	2006	—	—	—	—	—	—	—	—

Ken Honeycutt	2007	$154,304	—	$662,500 (7)	—	—	—	—	$816,804
(President and Chief Operating Officer) (6)	2006	—	—	—	—	—	—	—	—

Frederic Maxik	2007	$250,000	—	—	—	—	—	—	$250,000
(Chief Scientific Officer)	2006	$250,000	—	—	$1,660	—	—	—	$251,660

(1)	Reflects dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Lusk was paid $195,833 as salary for serving as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Mr. Lusk was paid $98,814 as salary for serving as our Vice Chairman from October 4, 2007 to December 31, 2007. Mr. Lusk resigned on March 10, 2008.

(4)	Includes $51,900 that was indirectly paid to Mr. Lusk for the business use of a private airplane.

(5)	Mr. Rao joined us as our Chairman and Chief Executive Officer on October 4, 2007.

(6)	Mr. Honeycutt became our President and Chief Operating Officer on June 5, 2007.

(7)	Includes 62,500 shares of restricted stock awarded to Mr. Honeycutt pursuant to his employment agreement that vested during the year. The total restricted stock award for Mr. Honeycutt was 250,000 shares of common stock. The restricted stock award vests 25% on each of the grant date and each of the three anniversaries thereafter.
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

	Option Awards					Stock Awards
			Equity Incentive					Equity Incentive	Equity Incentive Plan Awards:
			Plan Awards:			Number	Market Value	Plan Awards:	Market or
	Number of	Number of	Number of			of Shares	of Shares	Number of	Payout Value of
	Securities	Securities	Securities			or Units	or Units	Unearned	Unearned
	Underlying	Underlying	Underlying			of Stock	of Stock	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		That	That	Other Rights That	Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Ronald E. Lusk	6,667 (2)	3,334 (3)	—	$6.40	2/21/2011	—	—	—	—
(Chairman and Chief Executive Officer) (1)

Govi Rao	—	—	—	—	—	—	—	—	—
(Chairman and Chief Executive Officer) (4)

Ken Honeycutt	—	—	—	—	—	187,500 (6)	$1,612,500 (7)	—	—
(President) (5)

Frederic Maxik	334 (8)	167 (9)	—	$6.40	2/21/2009	—	—	—	—
(Chief Technology Officer)

(1)	Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(2)	These options were granted on February 21, 2006. 3,334 of these options were fully exercisable (vested) upon grant and 3,333 became fully exercisable (vested) on February 21, 2007.

(3)	These options were granted on February 21, 2006. These options will become exercisable (vested) on February 21, 2008, assuming continued provision of services as an officer or director.

(4)	Mr. Rao became Chairman and Chief Executive Officer on October 4, 2007.

(5)	Mr. Honeycutt became our President and Chief Operating Officer on June 5, 2007.

(6)	Mr. Honeycutt was awarded 250,000 shares of restricted stock on August 5, 2007, pursuant to his employment agreement. 62,500 shares vested on August 5, 2007. 62,500 shares, 62,500 shares and 62,500 shares vest on August 5, 2008, August 5, 2009 and August 5, 2010, respectively.

(7)	Assumes a market value of $8.60 per share of common stock, as reported by the over the counter bulletin board on December 31, 2007.

(8)	These options were granted on February 21, 2006. 167 of these options were fully exercisable (vested) upon grant and 167 became fully exercisable (vested) on February 21, 2007.

(9)	These options were granted on February 21, 2006. These options will become exercisable (vested) on February 21, 2008, assuming continued provision of services as an officer.
Director Compensation
     The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007.

Change in Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($) (1)	($)	($) (2)	($)	Earnings	($)	($)
Robert E. Bachman (3)	$47,500	—	$49,625	—	—	—	$97,125

John Collingwood (4)	$37,500	—	—	—	—	—	$37,500

Donald Harkleroad (5)	$47,500	—	$49,625	—	—	—	$97,125

Ronald E. Lusk (6)	—	—	—	—	—	—	—

Daryl Snadon (7)	$37,500	—	—	—	—	—	$37,500

Robert Woodson III (8)	$9,425	—	—	—	—	—	$58,302

Robert H. Warshauer (9)	—	—	—	—	—	—	—

Govi Rao (10)	—	—	—	—	—	—	—

Richard Kelson (11)	—	—	—	—	—	—	—

David Bell (11)	—	—	—	—	—	—	—

Richard Weinberg (11)	—	—	—	—	—	—	—

Bonnie Reiss (11)	—	—	—	—	—	—	—

(1)	No fees have been shown as earned or paid in cash for the fourth quarter of 2007. We anticipate that we will finalize the compensation arrangements for the current members of the board of directors in the second quarter of 2008.

(2)	Reflects dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(3)	As of December 31, 2007, Mr. Bachman held options to purchase 51,250 shares of our common stock.

(4)	As of December 31, 2007, Mr. Collingwood held options to purchase 3,500 shares of our common stock. Mr. Woodson resigned from the board of directors in March 2007.

(5)	As of December 31, 2007, Mr. Harkleroad held options to purchase 56,250 shares of our common stock.

(6)	Pursuant to Mr. Lusk’s employment agreement, he was paid an annual salary of $400,000 for service as our Vice-Chairman. The salary paid to Mr. Lusk in his capacity as Vice Chairman during 2007 was included in the Summary Compensation Table. Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(7)	As of December 31, 2007, Mr. Snadon held options to purchase 3,500 shares of our common stock.

(8)	As of December 31, 2007, Mr. Woodson, III held options to purchase 3,500 shares of our common stock. Mr. Woodson resigned from the board of directors in March 2007.

(9)	Mr. Warshauer resigned as our President and a director in March 2007.

(10)	Mr. Rao joined us as our Chairman and Chief Executive Officer on October 4, 2007. As an executive officer of the Company, Mr. Rao does not receive any additional compensation as a member of the board of directors.

(11)	Joined the board of directors in October 2007.
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

	Shares Beneficially
	Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Directors and Officers
Robert E. Bachman (2)	131,205	*	%
David Bell	—	—%
Kevin Furry	—	—%
Stephen Hamilton (3)	19,285	*	%
Donald R. Harkleroad (4)	124,154	*	%
Kenneth Honeycutt (5)	250,000	1.1%

	Shares Beneficially
	Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Richard Kelson	—	—%
Ron E. Lusk (6)	270,513	1.2%
Fredric S. Maxik (7)	3,613	* %
Govi Rao	—	—%
Bonnie Reiss	—	—%
Daryl N. Snadon (8)	146,807	—%
Richard Weinberg	—	—%
Directors and Executive Officers as a Group (12 persons)	675,063	3.0%

Certain Persons
LED Holdings, LLC (8)	18,583,523	75.2%

*	Less than 1%.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)	Includes 5,554 shares of common stock issuable to USGT Investors, L.P. pursuant to the conversion of 6% Convertible Preferred Stock, 22,187 shares of common stock issuable to USGT Investors, L.P. upon the exercise of warrants, and 51,250 shares of common stock issuable to USGT Investors, L.P. pursuant to the exercise of stock options issued under the 2005 Plan. Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P. and may be deemed to have voting and/or investment power with respect to the shares owned by USGT Investors, L.P.

(3)	Includes 19,000 shares of common stock issuable upon the exercise of incentive stock options issued under the 2005 Plan.

(4)	Includes 8,334 shares of common stock issuable to The Bristol Company pursuant to the conversion of 6% Convertible Preferred Stock, 2,344 shares of common stock issuable to The Bristol Company upon exercise of warrants, and 56,250 shares of common stock issuable to The Bristol Company upon exercise of stock options issued under the 2005 Plan. Mr. Harkleroad is sole shareholder of The Bristol Company and may be deemed to have sole voting and/or investment power with respect to the shares owned by The Bristol Company.

(5)	Includes 250,000 shares of common stock issuable pursuant to Mr. Honeycutt’s restricted stock award agreement.

(6)	Includes 22,500 shares of common stock issuable upon exercise of warrants and 10,000 shares of common stock issuable upon the exercise of stock options issued under the 2005 Plan. Includes shares of common stock held by the Ronald E. Lusk Revocable Trust. Mr. Lusk is the trustee of the Ronald E. Lusk Revocable Trust and may be deemed to have voting and/or investment power with respect to the shares owned by the Ronald E. Lusk Revocable Trust. Mr. Lusk served as our Chairman and Chief Executive Officer from January 1, 2007 through October 3, 2007. Thereafter, he served as our Vice Chairman. Mr. Lusk resigned on March 10, 2008.

(7)	Includes 500 shares of common stock issuable upon the exercise of incentive stock options issued under the 2005 Plan.

(8)	Includes 15,594 shares of common stock issuable upon conversion of 6% Convertible Preferred Stock, 31,886 shares of common stock issuable upon the exercise of warrants and 3,500 shares of common stock issuable upon exercise of incentive stock options issued under the 2005 Plan.

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

			Warrant Shares/
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

LIGHTING SCIENCE GROUP CORPORATION
May 19, 2009	/s/ Govi Rao
Govi Rao, Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

Signature	Capacity in which Signed	Date

/s/ Govi Rao Govi Rao	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 19, 2009
/s/ Kathryn Reynolds Wallbrink Kathryn Reynolds Wallbrink	Senior Vice President, Strategy and Finance (Principal Financial Officer)	May 19, 2009
/s/ Stephen Hamilton Stephen Hamilton	Vice President — Finance (Principal Accounting Officer)	May 19, 2009
/s/ Robert E. Bachman (by Govi Rao, Attorney-in-Fact*) Robert E. Bachman	Director	May 19, 2009

Signature	Capacity in which Signed	Date
/s/ David Bell (by Govi Rao, Attorney-in-Fact*) David Bell	Director	May 19, 2009
/s/ Donald R. Harkleroad (by Govi Rao, Attorney-in-Fact*) Donald R. Harkleroad	Director	May 19, 2009
/s/ Richard Kelson (by Govi Rao, Attorney-in-Fact*) Richard Kelson	Director	May 19, 2009
/s/ Bonnie Reiss (by Govi Rao, Attorney-in-Fact*) Bonnie Reiss	Director	May 19, 2009
/s/ Daryl N. Snadon (by Govi Rao, Attorney-in-Fact*) Daryl N. Snadon	Director	May 19, 2009
/s/ Richard Weinberg (by Govi Rao, Attorney-in-Fact*) Richard Weinberg	Director	May 19, 2009

*	Pursuant to Power of Attorney filed herewith

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated , 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Registration Rights Agreement dated October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.1+	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354, and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4+	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5+	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6+	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7+	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8+	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9+	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

21.1	Subsidiaries of Lighting Science Group Corporation. (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2008, File No. 0-20354, and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION
24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Strategy and Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan

Item 8. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006 of Lighting Science Group Corporation and LED Effects, Inc., respectively	F-3

Consolidated Statements of Operations for Lighting Science Group Corporation for the period June 14, 2007 through December 31, 2007, for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007 and for LED Effects, Inc. for the year ended December 31, 2006
F-4

Consolidated Statements of Stockholders’ Equity for Lighting Science Group Corporation for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006
F-5

Consolidated Statements of Cash Flows for Lighting Science Group Corporation for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006
F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lighting Science Group Corporation and LED Effects, Inc.
We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation (LSGC) and LED Effects, Inc. (LED) (collectively, “the companies”) as of December 31, 2007 and 2006, respectively, and the related consolidated statements of operations, stockholders’ equity and cash flows of LSGC for the period June 14, 2007 through December 31, 2007, for LED for the period January 1, 2007 through June 13, 2007 and the year ended December 31, 2006. These financial statements are the responsibility of the companies’ managements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the companies as of December 31, 2007 and December 31, 2006, and the results of the companies’ operations and cash flows for the periods set forth above, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the companies changed their method of accounting for the transaction in which LSGC became a majority-owned subsidiary of LED Holdings, LLC on October 4, 2007.
/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP
Certified Public Accountants
Dallas, Texas
May 15, 2009

LIGHTING SCIENCE GROUP CORPORATION AND LED EFFECTS, INC.
CONSOLIDATED BALANCE SHEETS

	Lighting Science Group	LED Effects, Inc.
	Corporation	and Subsidiary
	Consolidated	Consolidated
	Balance Sheet	Balance Sheet
	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,399,429	$1,828,776
Accounts receivable, net of allowances for doubtful accounts	1,392,064	634,467
Inventories, net of allowances	3,786,966	1,128,530
Prepaid expenses and other current assets	1,180,028	92,237

Total current assets	17,758,487	3,684,010

PROPERTY AND EQUIPMENT, net	1,149,024	169,820

OTHER ASSETS
Minority investment, at cost	—	86,528
Intangible assets, net	9,314,982	—
Goodwill	44,222,226	—
Other long-term assets	1,141,532	13,320

Total other assets	54,678,740	99,848

TOTAL ASSETS	$73,586,251	$3,953,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	2,357,399	329,013
Accrued expenses	3,668,104	—
Note payable to bank	—	100,000

Total current liabilities	6,025,503	429,013

OTHER LIABILITIES
Minority interest in income of subsidiary	—	84,523
Deferred income taxes	—	395,375
Liability under derivative contracts	1,007,600	—

Total other liabilities	1,007,600	479,898

TOTAL LIABILITIES	7,033,103	908,911

COMMITMENTS AND CONTIGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 215,652 shares issued and outstanding in 2007, liquidation value of $690,086	364,895	—

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding in 2007	2,000	—
Common stock, $.001 par value, 495,000,000 shares authorized, 21,958,482 shares issued and outstanding in 2007	21,959	11,541
Additional paid-in-capital	71,056,282	—
Retained earnings (deficit)	(4,902,269)	3,042,203
Accumulated other comprehensive income (loss)	10,281	(8,977)

TOTAL STOCKHOLDERS’ EQUITY	66,188,253	3,044,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,586,251	$3,953,678

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND LED EFFECTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Lighting Science Group
	Corporation
	Consolidated Statement	LED Effects, Inc
	of Operations For	Consolidated Statement	LED Effects, Inc.
	Period From June 14,	of Operations For The	Consolidated Statement of
	2007 to December 31,	Period January 1, 2007	Operations For The Year
	2007	to June 13, 2007	Ended December 31, 2006
Revenue	$4,616,111	$3,675,132	$8,858,068
Cost of goods sold	3,526,750	2,606,445	6,061,922

Gross margin	1,089,361	1,068,687	2,796,146

Operating expenses:
Selling, general and administrative	2,437,756	226,758	516,538
Compensation and related expenses	2,417,704	221,013	428,755
Professional fees	1,291,068	117,780	52,201
Directors fees	87,500	—	—
Depreciation and amortization	669,861	6,691	25,969

Total operating expenses	6,903,889	572,242	1,023,463

Income (loss) from operations	(5,814,528)	496,445	1,772,683

Other income (expense)
Interest income	211,043	1,520	3,102
Interest expense	(39,366)	(454)	(3,386)
Other, net	329,785	(35,472)	(883)

Total other income (expense)	501,462	(34,406)	(1,167)

Income (loss) before provision for income tax expenses, minority interest in income (loss) of subsidiary, dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(5,313,066)	462,039	1,771,516

Provision for income tax expense	—	172,244	666,665
Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(413,999)	—	—

Income (loss) before minority interest in loss of subsidiary	$(4,899,067)	$289,795	$1,104,851

Minority interest in loss of subsidiary	(3,902)	(2,583)	(84,523)

Net income (loss) attributable to common stock	$(4,902,969)	$287,212	$1,020,328

Items included in comprehensive income
Foreign currency translation income (loss)	10,281	(82,135)	(8,977)

Net comprehensive income (loss)	$(4,892,688)	$205,077	$1,011,351

Basic and diluted net loss per weighted average common share	$(0.28)

Basic and diluted weighted average number of common shares outstanding	17,419,959

The accompanying notes are an integral part of the consolidated financial statements.

Lighting Science Group Corporation
Consolidated Statement of Stockholders’ Equity
For the Period From June 14, 2007 to December 31, 2007

							Accumulated
							Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income	Total

Balance June 14, 2007	—	$—	13,947,472	$13,948	$18,078,086	$—	$—	$18,092,034

Issuance of capital stock by LED Holdings	2,000,000	2,000	1,981,175	1,981	7,750,060	—	—	7,754,041

Lighting Science Group common stock deemed acquired by LED Holdings in conjuction with the reverse merger transaction	—	—	5,778,449	5,778	44,053,646	—	—	44,059,424

Conversion of 6% Convertible Preferred Stock to common stock	—	—	160,001	172	534,612	—	—	534,784

Issuance of common stock upon the exercise of warrants	—	—	91,385	80	546,719	—	—	546,799

Stock option expense	—	—	—	—	93,159	—	—	93,159

Net loss for the period June 14, 2007 to December 31, 2007	—	—	—	—	—	(4,902,269)	—	(4,902,269)

Foreign currency translation gain	—	—	—	—	—	—	10,281	10,281

Balance December 31, 2007	2,000,000	$2,000	21,958,482	$21,959	$71,056,282	$(4,902,269)	$10,281	$66,188,253

The accompanying notes are an integral part of the consolidated financial statements.

LED Effects, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance December 31, 2005	756	$11,541	$2,021,875	$—	$2,033,416

Other comprehensive loss				(8,977)	(8,977)
Net income	—	—	1,020,328	—	1,020,328

Balance December 31, 2006	756	11,541	3,042,203	(8,977)	3,044,767

Other comprehensive loss	—	—	—	(82,135)	(82,135)
Net income	—	—	287,212	—	287,212

Balance June 13, 2007	756	$11,541	$3,329,415	$(91,112)	$3,249,844

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND LED EFFECTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		LED Effects, Inc. and	LED Effects, Inc.
	Lighting Science	Subsidiary	and Subsidiary
	Group Corporation	Consolidated	Consolidated
	Consolidated	Statement of Cash	Statement of Cash
	Statement of Cash	Flows For The	Flows For The
	Flows For The Period	Period From January	Year Ended
	From June 14, 2007 to	1, 2007 to June 13,	December 31,
	December 31, 2007	2007	2006
OPERATING ACTIVITIES
Net income (loss) for the period attributable to common stock	$(4,902,969)	$287,212	$1,020,328
Adjustments to reconcile net income (net loss) to net cash provided by (used by) operating activities:
Non-cash stock option compensation expense	93,159	—	—
Accretion of 6% convertible preferred stock redemption value	132,277	—	—
Fair value adjustment to liabilities under derivative contracts	(895,507)	—	—
Provision for deferred income tax expense	—	5,737	498,602
Depreciation and amortization	669,861	6,691	25,969
Changes in:
Accounts receivable	186,577	(902,313)	(61,892)
Prepaid expenses and other long-term assets	(64,784)	(2,499)	16,464
Inventories	(656,781)	135,925	(117,051)
Accounts payable	1,389,845	(97,932)	190,788
Income taxes payable	—	160,062	36,674
Accrued expenses and other liabilities	(1,699,542)	—	—
Deposits on contracts	—	—	(981,100)

Net cash provided by (used by) operating activities	(5,747,864)	(407,117)	628,782

INVESTING ACTIVITIES
Cash held by Lighting Science Group upon acquisition	1,234,871	—	—
Purchase of property and equipment	(1,236,899)	—	(52,953)
Other, net	—	3,545	—

Net cash provided by (used by) investing activities	(2,028)	3,545	(52,953)

FINANCING ACTIVITIES
Note payable borrowings	—	—	100,000
Repayment of amounts due under notes payable	(87,500)	(100,000)	—
Minority investment, at cost	—	—	(86,528)
Amount due minority shareholder	—	2,583	84,523
Proceeds from exercise of common stock warrants, net of related costs	546,799	—	—
Proceeds from issuance of stock for cash	7,754,041	—	—

Net cash provided by (used by) financing activities	8,213,340	(97,417)	97,995

Effect of exchange rate fluctuations on cash and cash equivalents	10,281	(82,135)	(8,977)

Net increase (decrease) in cash	2,473,729	(583,124)	664,847
Cash balance at beginning of period	8,925,700	1,828,776	1,163,929

Cash balance at end of period	$11,399,429	$1,245,652	$1,828,776

Interest paid during the period	$39,366	$454	$3,386

Taxes paid during the period	$—	$62,915	$138,557

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of 6% Convertible Preferred Stock to common stock	$534,784	$—	$—

Non-cash portion of reverse merger net acquisition price	$36,305,383	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND CHANGE OF REPORTING ENTITY
In October 2007, LED Holdings, LLC (“LED Holdings”), a private holding company incorporated in Delaware, acquired approximately 70% participating interest and an 80% voting interest in Lighting Science Group Corporation (“LSG”). As a result of the acquisition, LSG became a majority-owned subsidiary of LED Holdings as of October 2007 (the “Transaction”). Pursuant to the Transaction, LED Holdings contributed substantially all of its assets to LSG in exchange for 2,000,000 shares of Series B Preferred stock and 15,928,733 shares of common stock of LSG. LSG correctly identified LED Holdings as the accounting acquirer in the Transaction and recorded the fair value of the goodwill and identifiable intangible assets that were acquired from LSG by LED Holdings in the Transaction. While LSG correctly identified the Transaction as a reverse-merger in which LED Holdings was the accounting acquirer, LSG continued to report its consolidated financial statements using the push-down method of accounting by recording the goodwill and fair values of the intangible assets that were acquired in the Transaction by LED Holdings in its own accounts.
In response to comment letters received from the staff of the Securities and Exchange Commission, LSG has subsequently determined that LED Holdings (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange has been treated as a recapitalization of LSG. These consolidated financial statements have been prepared as if LED Holdings (the “Company”) had always been the reporting entity and that it had changed its name on the date of the Transaction and reorganized its capital stock. Accordingly the Company has revised the financial statements to reflect the change in reporting entity.
The Company believes that the consolidated statement of stockholders’ equity in the Company’s 2007 Form 10-K should be restated to disclose the effect of this reverse merger recapitalization on a retroactive basis for the equivalent number of shares received in the reverse merger after giving effect to any difference in par value of the registrant’s and accounting acquirer’s stock by an offset in paid in capital. Based on this, the Company believes the consolidated statement of stockholders’ equity should be revised to properly disclose the effects of the reverse merger by retroactively restating the 15,928,733 shares of common stock issued to LED Holdings (accounting acquirer). In addition, the Company has identified LED Effects, Inc. (“LED Effects”) as the predecessor entity to LED Holdings. As such, the consolidated statements of operations, the consolidated statements of cash flow and the consolidated statements of stockholders’ equity of LED Effects for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006 and the balance sheet of LED Effects as of December 31, 2006 are shown as the comparative financial statements.
As noted above, the Company determined that LED Holdings was the accounting acquirer in the Transaction and calculated the fair value of the goodwill and identifiable intangible assets that were acquired by LED Holdings. The original calculation of the goodwill acquired in the Transaction was calculated based on the fair value of the assets contributed to LSG by LED Holdings. The Company has recalculated the goodwill acquired in the Transaction based on the closing price of LSG’s common stock on the Over-the-Counter Bulletin Board immediately prior to the date of the Transaction. This adjustment resulted in the Company recording an additional $30,742,326 in goodwill.
The following table shows the amounts disclosed in the consolidated balance sheet as filed originally compared to the amounts in the restated consolidated balance sheet:

		December 31, 2007
	December 31, 2007	as reported in	Effect of
	as restated	original filing	change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,399,429	$11,399,429	$—
Accounts receivable, net of allowances for doubtful accounts	1,392,064	1,392,064	—
Inventories, net of allowances	3,786,966	3,786,966	—
Prepaid expenses and other current assets	1,180,028	1,180,028	—

Total current assets	17,758,487	17,758,487	—

PROPERTY AND EQUIPMENT, net	1,149,024	1,149,024	—

OTHER ASSETS
Intangible assets, net	9,314,982	9,314,982	—
Goodwill	44,222,226	13,479,900	30,742,326
Other long-term assets	1,141,532	1,141,532	—

Total other assets	54,678,740	23,936,414	30,742,326

TOTAL ASSETS	$73,586,251	$42,843,925	$30,742,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,357,399	$2,357,399	$—
Accrued expenses	3,668,104	3,668,104	—

Total current liabilities	6,025,503	6,025,503	—

OTHER LIABILITIES
Liability under derivative contracts	1,007,600	1,007,600	—

TOTAL LIABILITIES	7,033,103	7,033,103	—

6% CONVERTIBLE PREFERRED STOCK, $0.001 par value, 2,656,250 shares authorized, 215,652 shares issued and outstanding (liquidation value of $690,086)	364,895	364,895	—

STOCKHOLDERS’ EQUITY
Series B Preferred stock $0.001 par value, 2,000,000 shares authorized and issued	2,000	2,000	—
Common stock $0.001 par value, 495,000,000 shares authorized, 21,958,482 shares issued and outstanding	21,959	21,959	—
Additional paid in capital	71,056,282	68,523,254	2,533,028
Deficit	(4,902,269)	(33,111,567)	28,209,298
Accumulated comprehensive income	10,281	10,281	—

TOTAL STOCKHOLDERS’ EQUITY	66,188,253	35,445,927	30,742,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,586,251	$42,843,925	$30,742,326

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Acquisition of LED Effects
On June 14, 2007, LED Holdings entered into an Asset Contribution Agreement with LED Effects, whereby LED Effects contributed substantially all of its assets, including leases, equipment, inventory, accounts receivable, contracts, permits, records, intellectual property and common stock in two Japanese companies, to LED Holdings and LED Holdings assumed substantially all of the liabilities related to LED Effects’ LED business. In accordance with the agreement, LED Effects received 100% of the Class B members interest, representing approximately 49.7% of the total voting members equity of LED Holdings.
The following net assets were acquired by LED Holdings from LED Effects:

Current assets
Cash and cash equivalents	$1,245,652
Accounts receivable,	1,536,780
Inventory	992,604
Non-Current assets
Property and equipment	159,585
Minority interest at cost	86,528
Intangible assets	5,980,000
Deposits	15,819
Goodwill	1,620,000
Current liabilities assumed
Accounts payable and accrued liabilities	(298,906)

Total purchase price of LED Effects	$11,338,062

Reverse Takeover of LSG by LED Holdings
On October 4, 2007, LED Holdings entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LSG, pursuant to which LED Holdings acquired 2,000,000 shares of LSG’s newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 318,574,665 shares of the LSG’s Common Stock (15,928,733 shares of common stock on a post reverse split basis, as noted below), par value $.001 per share (“Common Stock” and collectively with the Series B Stock, the “Exchange Consideration”) representing 70% of the fully-diluted capital stock of the Company and 80% of the voting rights of all outstanding shares of capital stock of the Company as of October 4, 2007., in exchange for contributing substantially all of its net assets to LSG.
The total purchase price of the net assets of LSG are calculated as follows:

Market value of Common Stock of LSG issued to LED Holdings	$47,382,573
Add: Transaction costs	1,091,453

Total purchase price of LSG	$48,474,026

The following table shows the allocation of the net assets of LSG on the date of the reverse merger:

Cash and cash equivalents	$824,900
Other current assets	5,090,592
Fixed assets	587,000
Patents and technology	3,900,000
Other long-term assets	1,214,588
Goodwill	42,605,552

Estimated fair value of assets	54,222,632
Less: Fair value of current liabilities	(3,845,499)
Liability under derivative contracts	(1,903,107)

Total estimated fair value of net assets at the closing date of the transaction	$48,474,026

Reverse Stock Split
On January 25, 2008, the Company completed a 1 for 20 reverse split of its common stock. All appropriate common stock share and per share amounts included in these consolidated financial statements have been restated to reflect the reverse stock split.
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
Accounts Receivable
The Company records accounts receivable as its products are shipped to customers. The Company and LED Effects record accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of December 31, 2007 and 2006, accounts receivable of the Company and LED Effects, are reflected net of reserves of $463,633 and $312,455, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivables.
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
Depreciation expense was $85,859, $6,691 and $25,969 for the period June 14, 2007 through December 31, 2007, for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006 for each of the Company, LED Effects and LED Effects, respectively.

Other Assets
Other assets consist of intangible assets that were acquired from LSG pursuant to the Transaction in October 2007 and from LED Effects. Other assets also includes certain long-term prepaid expenses (see Note 10) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
Amortization expense was recorded on the Company’s intangible assets for the periods as shown in the following chart:

	LSG for the	LED Effects for	LED Effects
	period June 14,	the period	for the year
	2007 through	January 1, 2007	ended
	December 31,	through June 13,	December 31,
	2007	2007	2006
Technology and patents	$207,792	$—	$—
Trademarks	9,000	—	—
Customer relationships	24,334	—	—
Software	200,000	—	—

	$441,126	$—	$—

Impairment
The Company evaluates the carrying value of its long-lived assets and identifiable intangibles when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.
Based upon its internal review as of September 30, 2007, the Company determined that no impairment to the Company’s intangible assets had occurred. See Note 13.
Financial Instruments
In conjunction with the Exchange Agreement, the Company has assumed certain preferred stock and warrant agreements , the terms of which qualify these financial instruments under SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as derivatives. Such derivatives have not been designated as hedging instruments. Accordingly, all derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in Other income (expense).
A predecessor company issued warrants for the purchase of common stock as compensation for providing bridge loans to the predecessor company in 2005. In December 2006, the Company offered to adjust the terms of the warrants as described in Note 8. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheet and changes in the fair value of such warrants are recorded in operations each period and are reported in other income (expense), in accordance with SFAS 123 (R).

Revenue
Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. Amounts received as deposits against future deliveries of products are recorded as unearned revenue on the consolidated balance sheet until such product is delivered and title passes to the customer.
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $322,416, $ — and $ — for the period June 14, 2007 through December 31, 2007, for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006 for each of the Company, LED Effects and LED Effects, respectively.
Stock Based Compensation
On July 6, 2005, the Board of Directors of a predecessor company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005, with further amendments made to the 2005 Plan approved at subsequent annual shareholders meetings. The Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) - Share-Based Payment. Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.
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
In June 2006, the FASB issued interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 14, 2007 and the adoption of FIN 48 had no material impact on the Company’s consolidated financial statements.
Earnings per share
Basic earnings per share is computed based upon the weighted average number of common shares deemed outstanding during the periods as recalculated in the statement of stockholders’ equity for the period June 14, 2007 through December 31, 2007. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed exercise of warrants or stock options because the effect would be anti-dilutive. See Notes 9 and 10. No earnings per share has been calculated for any period prior to June 14, 2007 because LED Effects was not a publicly traded company and was not required to disclose this information.
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107 — Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments.
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 10, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 8, the Company has applied variable accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value.
NOTE 4: INVENTORY
At December 31, 2007 and 2006, inventory is comprised of the following:

		December 31,
	December 31,	2006 LED
	2007 LSG	Effects
Deposits paid to contract manufacturers	$159,820	$—
Raw materials and components	3,273,774	853,471
Work-in-process	221,493	275,059
Finished goods	131,879	—

	$3,786,966	$1,128,530

At December 31, 2007 and 2006, the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $415,000 and $73,000, for each of the Company and LED Effects, respectively, which is netted against the balance of raw materials and components in the table above.
NOTE 5: PROPERTY, EQUIPMENT AND OTHER ASSETS
At December 31, 2007 and 2006, property and equipment consists of the following:

		December 31,
	December 31,	2006 LED
	2007 LSG	Effects
Leasehold improvements	$184,609	$207,750
Office furniture, fixtures and telephone equipment	201,301	168,138
Computer equipment	439,435	—
Production and test equipment	320,961	—
Tooling and molds	328,843	—

Total property and equipment	1,475,149	375,888
Accumulated depreciation	(326,125)	(206,068)

	$1,149,024	$169,820

At December 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.
At December 31, 2007 and 2006, intangible assets consist of the following:

		December 31,
	December 31,	2006 LED
	2007 LSG	Effects
Technology and patents	$8,069,764	$—
Trademarks	360,000	—
Software	2,000,000	—
Customer relationships	730,000	—

Total intangible assets	11,159,764	—
Less: accumulated amortization	(1,844,782)	—

	$9,314,982	$—

SFAS No. 142, Goodwill and Other Intangible Assets, specifies that intangible assets that have finite lives are to be amortized over their useful lives. The values of the intangible assets are all based on appraisals conducted by independent third parties. The intangible assets, their original fair values and their useful lives are detailed below:

	Original Fair	Estimated Useful
Intangible asset	Value	Life
Technology and intellectual property	$8,069,764	7.5 years
Trademarks	360,000	20.0 years
Software	2,000,000	5.0 years
Customer relationships	730,000	15 years
Goodwill	44,222,226	Not determinable
The chart below shows the estimated amortization expense for the Company’s intangible assets for each of the next five years:

	2008	2009	2010	2011	2012
Technology and intellectual property	$905,000	$905,000	$905,000	$905,000	$905,000

Trademarks	18,000	18,000	18,000	18,000	18,000

Software	400,000	400,000	400,000	400,000	200,000

Customer relationships	49,000	49,000	49,000	49,000	49,000

	$1,372,000	$1,372,000	$1,372,000	$1,372,000	$1,172,000

NOTE 6: LINE OF CREDIT AND GUARANTEES
In June 2006, the a predecessor company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. The predecessor company increased the line of credit to $2,500,000 between January and March 2007. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the predecessor company (the “Guarantors”).As consideration for providing guarantees and enabling the predecessor company to obtain the line of credit, the predecessor company issued common stock and warrants for the purchase of common stock of the predecessor company to the Guarantors. The predecessor company issued 156,250 shares of common stock and 126,250 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $6.00 per common share and have a five year term. The number of warrants outstanding and the expiration date of the warrants is shown in Note 10.
At December 31, 2006, LED Effects had an outstanding balance of $100,000 on a revolving line of credit. The line of credit bears interests at 8.5% and matures on June 1, 2007. As of June 1, 2007 all amounts due under the facility were repaid and the line of credit was terminated.
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

At the time of the reverse merger transaction and resulting change in control, the Company had accumulated approximately $75,000,000 in tax loss carryforwards. As a result of the change in control, the Company will be limited in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2027. To the extent the Company is able to utilize available tax loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to additional paid in capital.
Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $10,200,000 at December 31, 2007, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded an increase in the valuation allowance of approximately $3,300,000 for the period June 14, 2007 through December 31, 2007. The net operating loss carryforwards are available to offset future taxable income of the Company.
At December 31, 2007, the Company had the following operating loss carryforwards available to offset future U.S. income taxes, subject to expiration:

Year of Expiration	Income Tax Loss
2012	$2,293,432
2018	2,293,432
2019	2,293,432
2020	2,293,432
2021	2,293,432
2022	2,293,432
2023	2,293,432
2024	2,293,432
2025	2,293,432
2026	2,293,432
2027	9,937,230

Total	$32,871,550

In June 2006, the FASB issued interpretation 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 14, 2007 and the adoption of FIN 48 has no material impact on the Company’s consolidated financial statements.
Prior to entering into the Exchange Agreement, all operations of LED Holdings were carried through a limited liability corporation (“LLC”). As a result, all income taxes related to the income of LED Holdings business for the period June 14, 2007 through October 3, 2007 is passed through to its LED Holdings stockholders. As the income taxes payable or recoverable related to the operations of LED Holdings was passed through to its stockholders, the Company has not recorded a tax provision for either current or deferred taxes during this period. The Company has also not included in the chart above any tax loss carryforwards or the offset of any taxable income against such tax loss carryforwards, related to the operation of its business for the period June 14, 2007 through October 3, 2007.
LED Effects
The significant components of income before income taxes and the consolidated income tax provision (benefit) for LED Effects for the period January 1, 2007 through June 13, 2007 and for the year ended December 31, 2006 are as follows:

	For the period	For the year
	January 1, 2007	ended
	through June 13,	December 31,
	2007	2006
Income before taxes and minority interest in income of subsidiary
Domestic	$429,793	$461,117
Foreign	32,246	1,310,399

Total	$462,039	$1,771,516

Income tax expense
Current provision
Federal	$121,176	$127,055
State	45,331	41,008
Foreign	—	—

Total current income tax expense	166,507	168,063

Deferred income tax expense
Federal	890	40,577
State	(6,117)	12,490
Foreign	10,964	445,535

Total deferred income tax expense	5,737	498,602

Income tax expense	$172,244	$666,665

NOTE 8: RELATED PARTY TRANSACTIONS
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of a predecessor company (the “Lender” or “Lenders”) agreed to loan the predecessor company an aggregate of $476,000 on a short-term basis. A portion of the compensation under the terms of the notes issued by the predecessor company to each Lender, required the Company to issue warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
In December 2006, the predecessor company offered to adjust the price of the warrants issued to the Lenders to $6.00 per share if the Lenders agreed to exercise the warrants currently. If the warrants were not exercised currently, the exercise price would remain $30.00 per share. At December 31, 2007, 15,800 warrants had been exercised. In accordance with SFAS 123 (R), the Company recorded the then fair value of the unexercised warrants on the consolidated balance sheet with the change in such fair value being recorded in Other income (expense) in the Consolidated Statements of Operations.
NOTE 9: PREFERRED STOCK
Private Placement with Institutional and Accredited Investors
On May 12, 2005, a predecessor company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the predecessor company, for the sale of 2,260,966 shares of the predecessor company’s 6% Convertible Preferred Stock (the “6% Convertible Preferred Stock”) along with warrants to purchase additional shares of the predecessor company’s common stock. The 6% Convertible Preferred Stock was priced at $3.20 per share, and the predecessor company received proceeds of $7,235,086 of which $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Initially, each share of 6% Convertible Preferred Stock is convertible at any time at the election of the holder at $16.00 per share into common stock, subject to full ratchet anti-dilution adjustments.

During the period from October 4, 2007 through December 31, 2007, 300,001 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At December 31, 2007, 215,652 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the predecessor company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the predecessor company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The predecessor company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the predecessor company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from approximately 661,009 common shares to approximately 1,101,690. The predecessor company has filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006.
On June 6, 2006, the predecessor company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the predecessor company may be required to issue in the future to holders of the warrants. During the period October 4, 2007 through December 31, 2007, no warrants were exercised.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(424,456) for the period October 4, 2007 through December 31, 2007. The accretion of the discount is negative due to a net conversion of 6% Convertible Preferred stock by the holders during the period.
The following table presents the change in the fair value of the derivatives as disclosed in the Company’s 2007 consolidated balance sheet:

Period June 14, 2007
through December 31, 2007
Fair value of liability for derivative contracts, beginning of period	$—

Fair value of derivative liability assumed through the reverse merger with LSG	1,903,107

Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	(357,461)

Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(538,046)

Fair value of liability for derivative contracts, end of period	$1,007,600

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

		Embedded conversion feature
		associated with the 6%
	Warrants	Convertible Preferred Stock
Exercise/Conversion Price	$6.00	$6.00

Fair Value of the Company’s Common Stock	$8.60	$8.60

Expected life in years	2.4	2.4

Expected volatility	75%	75%

Expected dividend yield	0.0%	0.0%

Risk free rate	3.06%	3.06%

Calculated fair value per share	$4.80	$4.80
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

NOTE 10: STOCKHOLDERS’ EQUITY
March 2007 Private Placement
On March 9, 2007, a predecessor company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The predecessor company issued approximately 666,663 shares of common stock at a price of $6.00 per share. The predecessor company also issued approximately 500,000 A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $7.00 per share and have a term of five years. The predecessor company also issued approximately 666,663 B Warrants for the purchase of additional shares of common stock. Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each B Warrant is $6.00 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the predecessor company to register the common stock issued to the investors on March 9, 2007. The Registration statement was declared effective by the SEC on June 28, 2007. Therefore, all B Warrants were required to be exercised by the holder on or before November 5, 2007. On October 4, 2007, at the date of the Exchange Agreement, 89,851 B Warrants were outstanding.
During the period October 4, 2007 through December 31, 2007, the holders of approximately 79,667 B Warrants exercised such warrants. On November 5, 2007, 10,184 B Warrants expired unexercised. During the period from October 4, 2007 through December 31, 2007, no A Warrants were exercised. At December 31, 2007, approximately 722,365 A Warrants were outstanding.
Series B Stock
On October 4, 2007, LSG issued 2,000,000 shares of Series B Stock as partial consideration for the assets of LED Holdings pursuant to the Exchange Agreement. Shares of Series B Stock are convertible at any time at the option of the holder, at a conversion price equal to $5.650166808 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.
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
Equity Based Compensation Plan
Effective September 1, 2005, a predecessor company implemented the 2005 Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.
On October 4, 2007, there were approximately 267,667 stock options outstanding. No options were exercised during the period from October 4, 2007 through December 31, 2007. The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted under the Plan:

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
A summary of the option awards that were outstanding under the Company’s 2005 Plan as of December 31, 2007 and the changes for the period June 14, 2007 through December 31, 2007 is presented below:

Weighted
Average
	Underlying	Exercise
Stock Options	Shares	Price
Outstanding and exercisable, beginning of period	—	—
Granted during period	—	—
Stock option agreements assumed pursuant to Exchange Agreement	267,667	$7.80
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable, end of period	267,667	$7.80

Options vested at end of period	267,667	$7.80

Weighted average fair value of options granted during the period June 14, 2007 through December 31, 2007		—

At December 31, 2007, the average remaining term for outstanding stock options is 3.2 years. On October 4, 2007, all remaining outstanding unvested stock options vested with the change in control resulting from the consummation of the Exchange Agreement..
As of December 31, 2007, there was a total of $228,724 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Agreement
In August 2007, a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant, The Company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statement of operations over an estimated period of 2.5 years. On October 4, 2007, a total of 187,500 shares of this restricted stock agreement were unvested.
During the year ended December 31, 2007, $165,915 has been recognized as compensation expense. The remaining unamortized balance of the restricted stock award has been included in the following accounts:

December 31, 2007
Prepaid expenses and other current assets	$662,508
Other long-term assets	1,048,952

$1,711,460

Warrants for the Purchase of Common Stock
At December 31, 2007, the Company has issued the following warrants for the purchase of common stock:

		No. of
	Reason for	common	Exercise
Warrant Holder	Issuance	shares	Price		Expiry date
Investors in March 2007 Private Placement (Note 9)	March 2007 Private Placement A Warrants	722,365		$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 5)	Financing guarantees	126,250		$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 8)	Private Placement	326,255		$6.00	May 10, 2010
The Equity Group	Consulting services	37,500		$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250		$6.40	September 13, 2011
Officers and Directors (Note 7)	Bridge Financing	8,000		$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$ $	8.00 10.40	March 2, 2008 through July 31, 2009

Total		1,284,120

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
NOTE 11: SEGMENT INFORMATION
For the period June 14, 2007 through December 31, 2007 and for the period January 1, 2007 through June 13, 2007, the Company and LED Effects, respectively, have determined that the United States was the only geographic segment that which had in excess of 10% of the net sales or net assets. For the period June 14, 2007 through December 31, 2007 and for the period January 1, 2007 through June 13, 2007, the United States segment generated $4,506,423 and $79,775 of the total sales of the Company and LED Effects, respectively. At December 31, 2007, the United States segment held substantially all of the net assets of the Company.
For the year ended December 31, 2006, LED Effects determined that the United States and Japan were the only geographic segments which had in excess of 10% of its net sales or net assets. For the year ended December 31, 2006, the following net sales were recognized in these two jurisdictions:

	US	Japan	Total
LED Effects — Year ended December 31, 2006	$6,453,361	$2,404,707	$8,858,068
At December 31, 2006, LED Effects recorded the total assets in each of these two geographic segments as follows:

	US	Japan	Total
LED Effects — Year ended December 31, 2006	$2,274,556	$1,679,122	$3,953,678
NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2007, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$899,426
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the period June 14, 2007 through December 31, 2007 and January 1, 2007 through June 13, 2007, the Company and LED Effects incurred rent expense of approximately $264,700 and $27,700. During the year ended December 31, 2006, LED Effects incurred rent expense of approximately $60,000.
Commission Agreements with Directors
The Company is obligated to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director is responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time an officer and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing. The Board of Directors terminated these agreements in the second quarter of 2008.
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
NOTE 13: SUBSEQUENT EVENTS
Legal Action
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts (“Massachusetts I”) against: (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings. Philips Solid-State Lighting Solutions, Inc., et al. v. Lighting Science Group Corporation et al., U.S. District Court, District of Massachusetts, Civil Action No. 1:08-cv-10289. The lawsuit alleges that the defendants have infringed five (5) related patents all formerly owned by Color Kinetics, Inc., a company acquired by Philips’ parent, Koninklijke Philips Electronics N.V., in August 2007. The asserted patents are all directed to the use of light emitting diodes to produce different colors of light. The complaint did not specify any particular accused products. The lawsuit seeks injunctive relief and unspecified compensatory and damages and attorneys’ fees for the alleged patent infringement. In September 2008, Philips specifically alleged infringement of one or more claims of the patents by twenty-six (26) Company products originating out of LED Effects which utilize red, green and blue light emitting diodes to produce various colors of light and one version of the EYELEDS product which has not yet been sold in the United States. The twenty-six (26) accused Company products have not and do not represent a significant portion of the Company’s revenues.
On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court (“California I”) against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips Electronics”). Lighting Science Group Corporation, et al. v. Koninklijke Philips Electronics, N.V., et al., Superior Court of the State of California, County of Sacramento, Case Number 34-2008-00005454. The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips Electronics. The complaint requests injunctive and monetary relief.

The Complaint was amended on March 19, 2008 to add LED Holdings as a plaintiff. Philips Electronics removed the matter to federal court in the Eastern District of California, whereupon the Company filed a motion for remand to state court. On June 3, 2008, the federal court remanded the case back to California Superior Court.
On October 7, 2008, the Superior Court in California I issued a preliminary injunction against Philips Solid State Lighting Solutions, Inc., Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation (collectively “Philips”) preventing Philips from using or relying on any confidential or trade secret information obtained from LSG. In granting the motion for a preliminary injunction sought by LSG, the court found that LSG was “likely to prevail on the merits” in its action pending against Philips.
On January 16, 2009, Philips filed a cross-complaint in the California I action against plaintiffs alleging six claims: (i) breach of contract, (ii) intentional interference with contract, (iii) intentional interference with contract with respect to the Times Square Ball project, (iv) misappropriation of trade secrets, (v) unfair competition, and (vi) declaratory relief. The Company has filed its answer.
On April 18, 2008, Philips amended its complaint in the Massachusetts I action to add Philips Electronics as a plaintiff and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in the California I action. The District Court in the Massachusetts I action has ordered that the patent issues proceed and Philips’ declaratory judgment counterclaims be stayed.
On July 9, 2008, the Company, LED Effects and LED Holdings answered the amended complaint in the Massachusetts I action and asserted counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses.
On September 23, 2008, after receiving a letter from Philips asserting infringement of two patents that were not asserted in Massachusetts I, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of California (“California II”) seeking to declare U.S. Patent No. 7,250,774 owned by Philips invalid and not infringed. Lighting Science Group Corporation v. U.S. Philips Corporation and Koninklije Philips Electronics N.V., U.S. District Court, Eastern District of California, Civil Action No. 2:08-cv-2238.
On September 26, 2008, Philips filed a complaint in the United States District Court for the District of Massachusetts (“Massachusetts II”) alleging that the Company infringes U.S. Patent No. 6,697,448 directed to the use of light emitting diodes to produce different colors of light and previously owned by Color Kinetics, Inc. and U.S. Patent No. 7,250,774 directed to a luminaire structure. Philips Solid-State Lighting Solutions, Inc., et al. v. Lighting Science Group Corporation, et al., U.S. District Court, District of Massachusetts, Civil Action No. 1:08-cv-11650. The complaint does not specify the products accused of infringement. The Company moved, in part, to dismiss, transfer or stay the Massachusetts II action in favor of the California II action. Philips moved to consolidate the Massachusetts II action with the Massachusetts I action.
On December 1, 2008, Philips moved to dismiss or transfer the California II action. On February 3, 2009 the California II action was dismissed in favor of the Massachusetts II action proceeding.
On February 9, 2009, in the Massachusetts I action, the Court consolidated proceedings regarding U.S. Patent No. 6,697,448 with the Massachusetts I action, leaving only U.S. Patent No. 7,250,774 directed to a luminaire structure in the Massachusetts II action. The Company has filed its answer and counterclaims. A motion by the Company to stay the Massachusetts II action while the Massachusetts I action goes forward is presently before the Court.
Discovery has been proceeding in the California I and Massachusetts I actions. In the California I action, Philips was sanctioned for failure to properly respond to discovery requests and Philips paid the Company five thousand United States dollars (US$5,000.00).
Various discovery and procedural motions are pending in the California I action and the Massachusetts I action.
On March 17, 2009, the Company and Philips entered into a Stay Agreement to stay all the pending actions for thirty (30) days in order to facilitate settlement discussions.

The Company intends to vigorously pursue its claims against Philips and to vigorously defend the claims asserted by Philips if a settlement cannot be reached.
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
At December 31, 2008, LPBV did not comply with the debt covenants set forth in its term loan facility and line of credit with ABN AMRO Bank.
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
In conjunction with the acquisition of the net assets of Lamina, the Company entered into a Loan Authorization Agreement (the “Loan Agreement”) with the Bank of Montreal (“BMO”), whereby BMO established a $20 million revolving line of credit for the Company. The Loan Agreement provides for monthly payments of interest only at prime plus 0.5% and matures on written demand by BMO, but in no event later than July 25, 2009. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The line of credit has been guaranteed by Pegasus Partners IV, LP (“Pegasus IV”), a private equity fund managed by Pegasus Capital Advisors, LP (“Pegasus Capital”) the controlling stockholder of LED Holdings. In return for providing the guaranty of the line of credit, the Company issued a warrant for the purchase of 942,857 shares of common stock of the Company. The warrant has an exercise price of $7.00 per share and a term of five years. As consideration for the guarantee by Pegasus IV, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. The Company also paid certain costs to Pegasus Capital for its assistance in securing the financing and performing due diligence on the acquisition of the assets of Lamina.
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
Bridge Financing
On December 19, 2008, the Company borrowed an aggregate principal amount of $2,000,000 from Pegasus IV and certain officers of the Company (the Bridge Note”). In particular, the Company borrowed $1,950,000 from Pegasus IV and $25,000 from Govi Rao, Chairman and Chief Executive Officer of the Company. In exchange for these loans, the Company issued an unsecured Bridge Note to each of Pegasus IV, Mr. Rao and the other lenders, which bear interest at the rate of 8% per annum. The original maturity date of the Bridge Notes was March 2, 2009. Of the original Bridge Notes, the maturity date of $1,992,000 of such Bridge Notes was extended to June 30, 2009.
Issue of Series C Preferred Stock and Warrants
On December 31, 2008, the Company entered into letter agreements with two of its law firms, pursuant to which the Company issued 251,739 shares of the Company’s newly designated Series C Preferred Stock, par value $.001 per share (the “Series C Preferred Stock”), and warrants (the “Warrants”) to purchase 3,776,078 shares of the Company’s common stock, in satisfaction of all amounts due such firms for legal services rendered in 2008. At the time of executing the Letter Agreements, the Company had previously been advised by such law firms and Pegasus IV that the law firms and Pegasus IV intended to enter into written agreements whereby the law firms would resell the Series C Preferred Stock and the Warrants to Pegasus IV. The Warrants to purchase common stock are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $.85 per share.
Borrowing under Promissory Notes
In February 2009, the Company signed a promissory note agreement with Pegasus IV that would allow the Company to borrow up to $7.0 million in aggregate (the “February Note”). The February Note is to mature on June 30, 2009. As a condition to entering into the February Note, Pegasus IV and the Company entered into a letter agreement dated February 13, 2009 between the Company and Pegasus IV (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement and the February Note, the Company agreed to use its best efforts to conduct a rights offering during the second fiscal quarter of 2009 (the “Offering”) for preferred or common stock of the Company, the net proceeds of which would raise approximately $30 million. The February Note and the Letter Agreement require that any net cash proceeds of an Offering generally be applied to the payment of: (i) the unpaid principal amount of the February Note, together with accrued interest thereon; (ii) the unpaid principal amount of the Company’s outstanding unsecured bridge loans, together with accrued interest thereon; (iii) the anticipated cash needs of the Company during 2009, net of other available financings; and (iv) the Company’s outstanding borrowings that are guaranteed by Pegasus Capital or an affiliate of Pegasus Capital.
In April and May 2009, the Company signed additional promissory note agreements (the “Additional Promissory Notes”) with Pegasus IV that would allow the Company to borrow up to $2.0 million and $0.5 million in the aggregate, respectively. The Additional Promissory Notes mature on May 15, and May 31, 2009, respectively, and bear interest at a rate of 8% and 14% per annum, respectively. As a condition to entering into the Additional Promissory Notes, Pegasus IV and the Company agreed that such notes would be subject to the Letter Agreement as noted above.

Convertible Note Issuance
On May 15, 2009, the Company entered into a convertible note agreement (the “Convertible Note”) for approximately $31.6 million with Pegasus IV. Pursuant to the Convertible Note, the Company borrowed approximately $13.2 million on May 15, 2009 and may borrow an additional $18.5 million on or after May 29, 2009. Interest on any outstanding principal balance under the Convertible Note accrues at the rate of 14% per annum. All principal and accrued interest on the Convertible Note is due on the earlier of (a) July 31, 2009 or (b) the date the Offering is consummated (the “Closing Date”). However, if the registration statement for the Offering is declared effective by the SEC prior to July 31, 2009, the maturity date would be extended until the Closing Date, but in no event will the maturity date be later than September 3, 2009. The Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due.
In accordance with the Convertible Note, the Company must use the proceeds to: (a) pay in full the $1.95 million note granted to Pegasus IV on December 18, 2008, together with accrued interest thereon, (b) pay in full the February Note, together with accrued interest thereon, (c) pay in full the Additional Notes, together with accrued interest thereon, and (d) pay outstanding principal amounts under the BMO line of credit. Further, so long as any amounts remain outstanding under the Convertible Note, the Company must obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to the BMO line of credit.
The Convertible Note amends the terms of the Offering, as previously set forth in the Letter Agreement and the February Note, and provides that: (a) the Offering would consist of the offering of at least 38,916,295 units at $1.006 per unit, (b) each unit would consist of 1.006 shares of newly designated Series D Non-Convertible Preferred Stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $6.00, and (c) the Company must use its reasonable best efforts to cause the registration statement for the Offering to be declared effective by the SEC on or before July 31, 2009. Pegasus IV would also have the right to acquire any units not otherwise subscribed for pursuant to the terms of the Offering.
On the Closing Date, each $1.006 of outstanding principal and interest on the Convertible Note would automatically convert into one unit in the Offering, and the Company would be released from all liability in respect of the repayment of principal and interest. Additionally, the Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest on the Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest.
Goodwill and Intangible Asset Impairment
At December 31, 2008, the Company completed an impairment test on the book value of its goodwill and identifiable intangible assets. The Company identified and recorded impairment charges related to the goodwill and other identifiable intangible assets acquired in the Transaction. The total impairment charges recorded during the year ended December 31, 2008 that were related to the goodwill and other identifiable intangible assets acquired in the Transaction were as follows:

Goodwill arising in the Transaction	$42,605,552
Technology and patents acquired in the Transaction	2,419,984

Total impairment charge	$45,025,536

At the time of the Transaction, the valuation of goodwill and other intangible assets was determined using acceptable methods based on growth projections tied to the development of the respective markets and products. Due to a number of factors, including: (i) the slower than expected pace at which the Company was able to develop products for these markets, (ii) product failures, (iii) delays in obtaining key certifications for products, (iv) customer delays on custom projects, (v) market slowdown in construction spending and (vi) reduction in the market price for the Company’s common stock and the multiple attributed to our common stock, the results of these projections became questionable. The amount of the impairment will be recorded in our consolidated statement of operations for the year ended December 31, 2008. In accordance with SFAS 142, these impairments will result in a new cost basis for the goodwill and other intangible assets.