Form 10-Q/A
period 2008-03-31
LIGHTING SCIENCE GROUP CORP
filed 2009-05-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q / A
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Hancock Lane, Westampton, NJ	08060
(Address of principal executive offices)	(Zip Code)
(609) 265-1401
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
☐ YES ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of May 1, 2008, there were 28,785,145 shares of Common Stock issued and outstanding, 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

EXPLANATORY NOTE
     Lighting Science Group Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 14, 2008 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Item 1 and Item 2 of Part I of the Original Filing. This Amendment is filed in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing.
     Specifically, in response to the staff’s comment letters, this Amendment includes: (i) restated balance sheets as of March 31, 2008 and December 31, 2007; (ii) a restated statement of operations for the three months ended March 31, 2008; (iii) a restated statement of cash flows for the three months ended March 31, 2008; (iv) revised notes to the aforementioned financial statements and (v) corresponding changes to Management’s Discussion and Analysis. Following our discussions with members of the staff and for the reasons set forth below, we have not included comparative requisite financial statements for LED Effects, Inc. (“LED Effects”) for the period ending March 31, 2007 in this Amendment. LED Effects was not a reporting company and was not otherwise required to and did not prepare interim financial statements. As a result, LED Effects did not have a SAS 100 review conducted by an independent auditor. In order to prepare the necessary interim statements, we would need to perform significant analytical and substantive procedures with respect to the quarterly data relating to LED Effects. Additionally, the persons responsible for preparing the annual financial statements of LED Effects during 2007 are no longer employed by any of the companies. If we were to provide financial statements for LED Effects for the period ending March 31, 2007, there could be no assurance that the data included in such financial statements would be accurate or complete. For these reasons and those previously discussed with members of the staff, we are unable to provide interim comparative financial statements for LED Effects without incurring substantial out-of-pocket costs and allocating a significant amount of our personnel to this endeavor. Other than the exclusion of the comparative statement of operations and statement of cash flows for LED Effects for the period ending March 31, 2007, the statement of operations and statement of cash flows for the period ending March 31, 2008 did not change.
     As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
     Except for the change of address of our principal executive office and as described above, no other changes have been made to the Original Filing. Except for the change of address of our principal executive office, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,389,128	$11,399,429
Accounts receivable, net of allowance for doubtful accounts of $464,105 (2007 — $463,633)	2,115,560	1,392,064
Inventory, net of allowances	4,351,288	3,786,966
Prepaid expenses and other current assets	1,409,343	1,180,028

Total current assets	14,265,319	17,758,487

PROPERTY AND EQUIPMENT, net	1,336,255	1,149,024

OTHER ASSETS
Intangible assets, net	8,947,407	9,314,982
Other long-term assets	975,907	1,141,532
Goodwill	44,222,226	44,222,226

Total other assets	54,145,540	54,678,740

TOTAL ASSETS	$69,747,114	$73,586,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,759,232	$2,357,399
Accrued expenses	4,840,980	3,668,104

Total current liabilities	7,600,212	6,025,503

OTHER LIABILITIES
Liability under derivative contracts	289,760	1,007,600

Total other liabilities	289,760	1,007,600

TOTAL LIABILITIES	7,889,972	7,033,103

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding (2007 — 215,652), liquidation value of $630,086 (2007 — $690,086)	364,617	364,895

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and oustanding, aggregate liquidation preference $15,000,000	2,000	2,000
Common stock, $.001 par value, 495,000,000 shares authorized, 22,069,812 shares issued and outstanding (2007 — 21,958,432)	22,070	21,959
Additional paid-in-capital	72,221,711	71,056,282
Deficit	(10,773,227)	(4,902,269)
Accumulated other comprehensive income	19,971	10,281

TOTAL STOCKHOLDERS’ EQUITY	61,492,525	66,188,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,747,114	$73,586,251

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three-month period
ended March 31,
2008

Revenue	$2,144,058
Cost of goods sold	(1,709,158)

Gross margin	434,900

Operating expenses:
Sales and marketing	1,202,731
Operations	1,217,180
General and administration	3,723,475
Depreciation and amortization	459,842

Total operating expenses	6,603,228

Operating loss	(6,168,328)

Other income (expense)
Interest income	81,250
Interest expense	(11,738)
Other, net (Note 8)	245,202

Total other income (expense)	314,714

Net income (loss)	(5,853,614)

Dividend on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value (Note 8)	17,351

Net Income (loss) attributable to common stock	$(5,870,965)

Items included in accumulated comprehensive income (loss)	9,690

Net comprehensive income (loss)	$(5,861,275)

Basic net income (loss) per weighted average common share	$(0.27)

Weighted average number of common shares outstanding	22,013,462

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three-months ended
March 31, 2008
OPERATING ACTIVITIES
Net income (loss)	$(5,870,965)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	65,000
Non-cash stock option compensation expense	67,651
Accretion (reversal of accretion) of 6% convertible preferred stock redemption value	(278)
Fair value adjustment to liabilities under derivative contracts	(245,662)
Depreciation and amortization	459,842
Changes in:
Accounts receivable	(723,496)
Prepaid expenses	(63,691)
Inventory	(564,322)
Accounts payable	254,414
Accrued expenses and other liabilities	1,320,294

Net cash used by operating activities	(5,301,213)

INVESTING ACTIVITIES
Purchase of property and equipment	(279,499)

Net cash used by investing activities	(279,499)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	(1,795)
Proceeds from exercise of common stock warrants	562,516

Net cash provided by financing activities	560,721

Effect of exchange rate changes on cash and cash equivalents	9,690

Net increase (decrease) in cash	(5,010,301)
Cash at beginning of period	11,399,429

Cash at end of period	$6,389,128

Interest paid	$8,827

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

6% Convertible Preferred Stock dividends paid and deducted in arriving at Net Income (Loss)	$17,659

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — Basis of Presentation and Change of Reporting Entity
In October 2007, LED Holdings, LLC (“LED Holdings”), a private holding company incorporated in Delaware, acquired an approximately 70% participating interest and an 80% voting interest in Lighting Science Group Corporation (“LSG”). As a result of the acquisition, LSG became a majority-owned subsidiary of LED Holdings as of Oct 2007 (the “Transaction”). Pursuant to the Transaction, LED Holdings contributed substantially all of its assets to LSG in exchange for 2,000,000 shares of Series B Preferred stock and 15,928,733 shares of common stock of LSG. LSG correctly identified LED Holdings as the accounting acquirer in the Transaction and recorded the fair value of the goodwill and identifiable intangible assets that were acquired from LSG by LED Holdings in the Transaction. While LSG correctly identified the Transaction as a reverse-merger in which LED Holdings was the accounting acquirer, LSG continued to report its consolidated financial statements using the push-down method accounting by recording the goodwill and fair values of the intangible assets that were acquired in the Transaction by LED Holdings in its own accounts.
In response to comment letters received from the staff of the Securities and Exchange Commission, the Company has subsequently determined that LED Holdings (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange has been treated as a recapitalization of LSG. These consolidated financial statements have been prepared as if LED Holdings had always been the reporting entity and that it had changed its name on the date of the Transaction and reorganized its capital stock. Accordingly the Company has revised the financial statements to reflect the change in reporting entity.
The Company believes that the statement of stockholders’ equity as originally presented in the Company’s 2007 Form 10-K should be restated to disclose the effect of this reverse merger recapitalization on a retroactive basis for the equivalent number of shares received in the reverse merger after giving effect to any difference in par value of the registrant’s and accounting acquirer’s stock by an offset in paid in capital. Based on this, the Company believes the statement of stockholders’ equity should be revised to properly disclose the effects of the reverse merger by retroactively restating the 15,928,733 shares of common stock issued to LED Holdings (accounting acquirer). In addition, the Company has identified LED Effects, Inc. (“LED Effects”) as the predecessor entity to LED Holdings. LED Effects is a private company and had never been a reporting issuer in the past. As such, LED Effects did not have a process for preparing quarterly consolidated financial statements for any period prior to the date of the Transaction. None of the financial staff of LED Effects are currently employed by the Company. Due to these facts, the Company believes there is no assurance that it would be able to accurately compile the comparative quarterly financial statements of LED Effects for presentation in these consolidated financial statements. Therefore, no comparative financial statements for the three-month period ended March 31, 2007 for LED Effects have been presented.
As noted above, the Company determined that LED Holdings was the accounting acquirer in the Transaction and calculated the fair value of the goodwill and identifiable intangible assets that were acquired by LED Holdings. The original calculation of the goodwill acquired in the Transaction was calculated based on the fair value of the assets contributed to LSG by LED Holdings. The Company has recalculated the goodwill acquired in the Transaction based on the closing price for LSG’s common stock on the over-the-counter market immediately prior to the date of the Transaction. This adjustment resulted in the Company recording an additional $30,742,326 in goodwill.

The following table shows the amounts disclosed in the consolidated balance sheet at March 31, 2008 as filed originally compared to the amounts in the restated March 31, 2008 consolidated balance sheet:

		March 31, 2008 as
	March 31, 2008 as	reported in
	restated	original filing	Effect of change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,389,128	$6,389,128	$—
Accounts receivable, net of allowances for doubtful accounts	2,115,560	2,115,560	—
Inventories, net of allowances	4,351,288	4,351,288	—
Prepaid expenses and other current assets	1,409,343	1,409,343	—

Total current assets	14,265,319	14,265,319	—

PROPERTY AND EQUIPMENT, net	1,336,255	1,336,255	—

OTHER ASSETS
Intangible assets, net	8,947,407	8,947,407	—
Other long-term assets	975,907	975,907	—
Goodwill	44,222,226	13,479,900	30,742,326

Total other assets	54,145,540	23,403,214	30,742,326

TOTAL ASSETS	$69,747,114	$39,004,788	$30,742,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,759,232	$2,759,232	$—
Accrued expenses	4,840,980	4,840,980	—

Total current liabilities	7,600,212	7,600,212	—

OTHER LIABILITIES
Liability under derivative contracts	289,760	289,760	—

TOTAL LIABILITIES	7,889,972	7,889,972	—

6% CONVERTIBLE PREFERRED STOCK, $0.001 par value, 2,656,250 shares authorized, 215,652 shares issued and outstanding (liquidation value of $690,086)	364,617	364,617	—

STOCKHOLDERS’ EQUITY
Series B Preferred stock $0.001 par value, 2,000,000 shares authorized and issued	2,000	2,000	—
Common stock $0.001 par value, 495,000,000 shares authorized, 22,069,812 shares issued and outstanding	22,070	22,070	—
Additional paid in capital	72,221,711	69,688,683	2,533,028
Deficit	(10,773,227)	(38,982,525)	28,209,298
Accumulated comprehensive income	19,971	19,971	—

TOTAL STOCKHOLDERS’ EQUITY	61,492,525	30,750,199	30,742,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,747,114	$39,004,788	$30,742,326

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition of LED Effects
On June 14, 2007, LED Holdings entered into an Asset Contribution Agreement with LED Effects, whereby LED Effects contributed substantially all of its assets, including leases, equipment, inventory, accounts receivable, contracts, permits, records, intellectual property and common stock in two Japanese companies, to LED Holdings and LED Holdings assumed substantially all of the liabilities related to LED Effects’ LED business. In accordance with the agreement, LED Effects received 100% of the Class B members’ interest, representing approximately 49.7% of the total voting members’ equity of LED Holdings.
The following net assets were acquired by LED Holdings from LED Effects:

Current assets
Cash and cash equivalents	$1,245,652
Accounts receivable,	1,536,780
Inventory	992,604
Non-Current assets
Property and equipment	159,585
Minority at cost	86,528
Intangible assets	5,980,000
Deposits	15,819
Goodwill	1,620,000
Current liabilities assumed
Accounts payable and accrued liabilities	(298,906)

Total purchase price of LED Effects	$11,338,062

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
The total purchase price of the net assets of LSG are calculated as follows:

Market value of Common Stock of LSG issued to LED Holdings	$47,382,573
Add: Transaction costs	1,091,453

$48,474,026

The following table shows the allocation of the net assets of LSG on the date of the reverse merger:

Cash and cash equivalents	$824,900
Other current assets	5,090,592
Fixed assets	587,000
Patents and technology	3,900,000
Other long-term assets	1,214,588
Goodwill	42,602,236

Estimated fair value of assets	54,219,316
Less: Fair value of current liabilities	(3,842,183)
Liability under derivative contracts	(1,903,107)

Total estimated fair value of net assets at the closing date of the transaction	$48,474,026

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
Depreciation expense was $90,750 for the three-month period ended March 31, 2008.
Other Assets
Other assets consist of intangible assets that were acquired from LED Effects and in the Transaction. Other assets also include certain long-term prepaid expenses (see Note 10) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.

Intangible Assets
Amortization expense was recorded on the Company’s intangible assets for the three months ended March 31, 2008 as shown in the following chart:

Three Months Ended
March 31, 2008

Technology and patents	$267,425
Trademarks	4,500
Customer relationships	12,167
Software	85,000

$369,092

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
A predecessor company issued warrants for the purchase of common stock as compensation for providing bridge loans to the Company in 2005. In December 2006, the predecessor company offered to adjust the terms of the warrants as described in Note 8. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheet and changes in the fair value of such warrants are recorded in operations each period and are reported in other income (expense), in accordance with SFAS 123 (R).
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $231,759 for the three months ended March 31, 2008.
Stock Based Compensation
On July 6, 2005, the Board of Directors of the a predecessor company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the predecessor company’s annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the predecessor company’s annual shareholders meeting in December 2006. The Company has adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment . Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected service period.
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
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the line of credit, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. As discussed in Note 10, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market. As discussed in Note 8, the Company has applied variable accounting to the warrants issued to certain directors and officers. These warrants have been recorded at fair value. The Company has also applied variable accounting to certain other warrants and stock options as discussed in Note 10.

NOTE 4: INVENTORY
At March 31, 2008 and December 31,2007 inventory is comprised of the following:

	March 31,	December 31,
	2008	2007

Deposits paid to contract manufacturers	$504,856	$159,820
Raw materials and components	3,530,052	3,273,774
Work-in-process	54,859	221,493
Finished goods	261,521	131,879

	$4,351,288	$3,786,966

At March 31, 2008 and December 31, 2007, the Company provided an allowance for the decline in market value of certain raw materials and components of approximately $441,000 and $415,000, respectively, which is netted against the balance of raw materials and components in the table above.
NOTE 5: PROPERTY, EQUIPMENT AND OTHER ASSETS
At March 31, 2008 and December 31, 2007, property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Leasehold improvements	$261,646	$184,609
Office furniture, fixtures and telephone equipment	182,008	201,301
Computer equipment	527,178	439,435
Production and test equipment	423,780	320,961
Tooling and molds	356,043	328,843

Total property and equipment	1,750,655	1,475,149
Accumulated depreciation	(414,400)	(326,125)

	$1,336,255	$1,149,024

At March 31, 2008 and December 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheet.
At March 31, 2008 and December 31, 2007, intangible assets consist of the following:

	March 31,	December 31,
	2008	2007
Technology and patents	$8,069,764	$8,069,764
Trademarks	360,000	360,000
Software	2,000,000	2,000,000
Customer relationships	730,000	730,000

Total intangible assets	11,159,798	11,159,764
Less: accumulated amortization	(2,212,391)	(1,844,782)

Technology and patents
	$8,947,407	$9,314,982

SFAS No. 142, Goodwill and Other Intangible Assets, specifies that intangible assets that have finite lives are to be amortized over their useful lives. The values of the intangible assets are all based on appraisals conducted by independent third parties. The intangible assets, their original fair values and their useful lives are detailed below:

	Original Fair	Estimated Useful
Intangible asset	Value	Life
Technology and intellectual property	$6,790,000	7.5 years

Trademarks	$360,000	20.0 years
Software	$2,000,000	5.0 years
Customer relationships	$730,000	15 years
Goodwill	$44,222,226	Not determinable
The chart below shows the estimated amortization expense for the Company’s intangible assets for each of the next five years:

	2008	2009	2010	2011	2012
Technology and intellectual property	$905,000	$905,000	$905,000	$905,000	$905,000
Trademarks	18,000	18,000	18,000	18,000	18,000
Software	400,000	400,000	400,000	400,000	200,000
Customer relationships	49,000	49,000	49,000	49,000	49,000

	$1,372,000	$1,372,000	$1,372,000	$1,372,000	$1,172,000

NOTE 6: LINE OF CREDIT AND GUARANTEES
In June 2006, the predecessor company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. The predecessor company increased the line of credit to $2,500,000 between January and March 2007. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the predecessor company (the “Guarantors”). The amount of the line of credit available for use by the predecessor company at any point in time will be equal to the aggregate value of guarantees that have been negotiated between the bank and the guaranteeing directors and shareholders at that time.
As consideration for providing guarantees and enabling the predecessor company to obtain the line of credit, the predecessor company issued common stock and warrants for the purchase of common stock of the predecessor company to the Guarantors. The predecessor company issued 156,250 shares of common stock and 126,250 warrants for the purchase of shares of common stock to the Guarantors. The warrants have an exercise price of $6.00 per common share and have a five year term. The expiration date of the warrants is shown in Note 10. Prior to the closing of the Exchange Agreement transaction, the predecessor company terminated its line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.
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
Immediately prior to the completion of the Transaction,, the Company had accumulated approximately $75,000,000 in tax loss carry forwards. As a result of the change in control, the Company will be limited in the amount of loss carry forwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2027. To the extent the Company is able to utilize available tax loss carry forwards that arose from operations in tax years prior to September 26, 2003; any benefit realized will be credited to additional paid in capital.
Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $10,600,000 at March 31, 2008, and which has been fully offset by a valuation allowance, the Company does not have any other significant deferred tax assets or liabilities. The Company has recorded an increase in the valuation allowance of approximately $400,000 for the three-months ended March 31, 2008. The net operating loss carry forwards are available to offset future taxable income of the Company.
NOTE 8: NOTES PAYABLE — RELATED PARTIES
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of a predecessor company (the “Lender” or “Lenders”) agreed to loan the predecessor company an aggregate of $476,000 on a short-term basis, of which $220,000 was received as of March 31, 2005 and the remaining $256,000 was received in the quarter ended June 30, 2005. Under the terms of the notes issued by the predecessor company to each Lender, the predecessor company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
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
During the three month period ended March 31, 2008, 18,750 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At March 31, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the predecessor company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the three-month period ended March 31, 2008, 93,751 warrants for the purchase of common stock were exercised.
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(278) for the three month period ended March 31, 2008. The accretion of the discount is negative in 2008 due to the shares of 6% Convertible Preferred stock that were converted by the holders during the year.
The following table presents the change in the fair value of the derivatives for the three month ended March 31, 2008 and 2007:

Three months
Ended
March 31,
2008
Fair value of liability for derivative contracts, beginning of period	$1,007,600

Adjustment to fair value of current derivative contacts during the period, recorded in Other Income (Expense) during the period	(626,260)
Add fair value of new derivative contracts accounted for using variable accounting during the period	380,598
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(472,178)

Fair value of liability for derivative contracts, end of period	$289,760

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

		Embedded conversion
		feature associated
		with the 6% Convertible
	Warrants	Preferred Stock
Exercise/Conversion Price	$6.00	$6.00
Fair Value of the Company’s Common Stock	$6.00	$6.00
Expected life in years	2.2	2.2
Expected volatility	75%	75%
Expected dividend yield	—	—
Risk free rate	2.51%	2.51%
Calculated fair value per share	$2.73	$2.73
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
Series B Stock
On October 4, 2007, the Company issued 2,000,000 shares of Series B Stock as partial consideration for the completion of the Exchange Agreement. Shares of Series B Stock are convertible at any time at the option of the holder, at a conversion price equal to $5.650166808 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.
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
Equity Based Compensation Plan
Effective September 1, 2005, the predecessor company implemented the 2005 Plan. Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.
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
No options were issued during the quarter ended March 31, 2008. The amount recorded in operating expense in the consolidated statements of operations based on service conditions and vesting was $67,651 for the three-month period ended March 31, 2008.
A summary of the option awards under the Company’s 2005 Plan as of March 31, 2008 and changes during the three months then ended is presented below:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding and exercisable, beginning of period	267,667	$7.80
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable, end of period	267,667	$7.80

Options vested at end of period	267,667	$7.80

Weighted average fair value of options granted during the three-month period ended March 31, 2008	—	$—

At March 31, 2008, the average remaining term for outstanding stock options is 2.9 years. All outstanding stock options issued by the Company vested upon the completion of the Exchange Agreement due to the change in control.
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
During the year ended December 31, 2006, a predecessor company granted 25,000 common stock options to a consultant, subject to the consultant meeting certain performance measures over the two year term of its contract. If the performance criteria under the option grant are not met, no options will be issued to the consultant. In accordance with SFAS 123(R), no compensation expense has been included related to this stock option grant as the measurement date cannot be determined and no disincentive for non-performance exists in the contract.
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
Restricted Stock Agreement
In August 2007, a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant, The predecessor company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statement of operations over an estimated period of 2.5 years.
During the three months ended March 31, 2008, $165,624 has been recognized as compensation expense. The remaining unamortized balance of the restricted stock award has been included in the following accounts:

March 31, 2008
Prepaid expenses and other current assets	$1,409,393
Other long-term assets	975,907

$2,385,300

Warrants for the Purchase of Common Stock
At March 31, 2008, the Company has issued the following warrants for the purchase of common stock:

		No. of
	Reason for	common
Warrant Holder	Issuance	shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 10)	March 2007 Private Placement A Warrants	722,365	$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 6)	Financing guarantees	126,250	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 9)	Private Placement	232,504	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 8)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 - $10.40	September 2008 through July 31, 2009

Total		1,190,369

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
During the three-month period ended March 31, 2008, the Company extended the expiry date of 66,667 options for the purchase of common stock and 20,000 warrants for the purchase of common stock. The securities have been extended to allow the Company to register the underlying common stock. The Company has deemed the extension a material change in the terms of the securities and has recorded the fair value of $380,598 of the securities at the date of the extension as an expense in the statement of operations during the three-month period ended March 31, 2008.
NOTE 11: SEGMENT INFORMATION
For the period ended March 31, 2008, the Company has determined that the United States was the only geographic segment which had in excess of 10% of the net sales or net assets of the Company. For this period, the United States segment generated more than 90% of the total sales of the Company. At March 31, 2008, the United States segment held substantially all of the net assets of the Company.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At March 31, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$899,426
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three months ended March 31, 2008, the Company incurred rent expense of approximately $143,462.
Commission Agreements with Directors
Pursuant to a resolution passed by the Board of Directors on February 7, 2005, the Company is obligated to pay outside directors a commission of 3% of the proceeds for any Shared Savings Program contracts which a director is responsible for closing. During the second quarter or 2005, the Company entered into a sales commission agreement with J. Michael Poss, the chief financial officer of the Company at the time an officer and a member of the board of directors, to pay Mr. Poss a commission of 6% of the contract proceeds for any Shared Savings Program and 3% of revenue for other product sales which he is responsible for closing. In the second fiscal quarter for 2008, the Company discontinued its commission agreements with its outside directors. No amounts have been paid under these agreements to any director.
Registration Rights Agreement
In connection with the March 2007 Private Placement (Note 10), a predecessor company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, the predecessor company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 9, 2007, the closing date, or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The predecessor company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the it to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.
In connection therewith, on April 11, 2007, the predecessor company filed on Form SB-2, a preliminary Registration Statement under the Securities Act of 1933, related to the resale of all common stock that is issued or issuable by the Company in connection with the March 2007 Private Placement. The Registration Statement was declared effective by the SEC on June 26, 2007.
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
Other Subsequent Events and Financings
Subsequent to the date of the balance sheet contained in this report, the Company completed certain financings and had other reported subsequent events. Such financings and subsequent events were presented in Note 13 of the financial statements contained in the Company’s Form 10-K/A for the year ended December 31, 2007.

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
Results of Operations
Revenues
For the three-month period ended March 31, 2008, revenues totaled $2,144,000. Revenues consisted mainly of sales to OEM’s in the gaming and retail display sectors.
Cost of Goods Sold
For the three-month period ended March 31, 2008, cost of goods sold was $1,655,000. Cost of goods sold related to the cost of the products sold to customers during this period.
Sales and Marketing Expenses
Summarized in the table below are our sales and marketing expenses for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Sales and marketing expenses	$1,203,000
Sales and marketing expenses for the three-month period ended March 31, 2008 were $1,203,000. Sales and marketing expenses for the three-month period ended March 31, 2008 were primarily comprised of: (i) total compensation paid to sales and marketing staff, (ii) marketing and promotional expenses related to new product lines expected to be introduced in 2008 and (iii) travel, trade show and website development and management costs arising from the implementation of our strategic marketing plan.
Operations Expense
Summarized in the table below are operations and related expenses for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Operations and related expenses	$1,217,000
Operations and related expenses were $1,217,000 for the three-month period ended March 31, 2008 and were comprised mainly of: (i) compensation costs for supply chain management and procurement staff, (ii) consumables, third party contract costs and external testing costs related to our research and development activities and (iii) costs related to inventory management and the operation of our assembly and research and development facilities.
General and Administrative Expenses
Summarized in the table below are general and administrative expense for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
General and administrative expenses	$3,723,000
General and administrative expenses incurred were approximately $3,723,000 in the three-month period ended March 31, 2008. General and administrative expenses consisted mainly of: (i) compensation costs for management and administrative staff, (ii) legal expenses of approximately $1,000,000 incurred in connection with our litigation with Philips Solid State Lighting Solutions, Inc., securities filings and other costs related to effecting the reverse stock split in January 2008, (iii) legal and filing costs related to an acceleration of the filing and maintenance of our patent portfolio, (iv) approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the business of LED Effects and LSG and (iv) third party services incurred to facilitate the integration of the business processes of LED Effects and LSG, including costs related to network and applications integration and developing an integrated marketing strategy.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Depreciation and amortization	$460,000
Depreciation and amortization expense was $460,000 in the three-month period ended March 31, 2008. The depreciation and amortization expense was primarily related to amortization of the intangible assets acquired from LED Effects and LSG.
Interest Income (Expense) (Net)
Summarized in the table below is interest income, net of interest expense, for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Interest income (net)	$70,000

Interest expense earned in the three-month period ended March 31, 2008 was approximately $70,000 and is primarily a result of our net cash balances throughout the three-month period ended March 31, 2008.
Other Income (Net)
Summarized in the table below are other income, net of other expenses, for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Other income (expense), net	$245,000
Other income (expense), was $245,000 in the three-month period ended March 31, 2008. The majority of this amount is related to a decrease in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including the current market price for our common stock and current interest rates. We also incurred expenses of approximately $381,000, which represents the fair value recognized for material changes in the terms of certain derivative securities during the quarter. These securities will also be marked-to-market on a quarterly basis in future periods.
Dividends and Accretion of Preferred Stock Redemption Value
Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value for the three-month period ended March 31, 2008:

Three-Month Period
Ended March 31, 2008
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$17,000
The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock was $17,000 for the three-month period ended March 31, 2008. The expense is primarily related our accrual of the redemption value for the outstanding shares of 6% Convertible Preferred Stock through May 10, 2010, the redemption date for these shares. During the three months ended March 31, 2008, there were 196,902 shares of 6% Convertible Preferred Stock outstanding, and the total dividends recorded on a quarterly basis as well as the total value of the outstanding 6% Convertible Preferred Stock being accreted was not material.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash reserves and cash flows from operating activities. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs.
As previously discussed, in April 2008, we acquired a 100% interest in LPBV in exchange for a payment of $5 million and the issuance of 4,632,000 shares of our common stock. To finance the acquisition of LPBV, the Company sold 2,083,333 shares of common stock to LED Holdings pursuant to a stock purchase option from our earlier acquisition of the business and net assets of LED Holdings in October 2007. We received $10 million as consideration for the issuance to LED Holdings.
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
Item 5 Other Information
None.

Item 6: Exhibits
(a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated , (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated , (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated , (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.1	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Strategy and Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Senior Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has requested an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, granting confidential treatment to selected portions. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: May 19, 2009	By	/s/ Govi Rao
Govi Rao
Chief Executive Officer

Date: May 19, 2009	By	/s/ Kathryn Reynolds Wallbrink
Kathryn Reynolds Wallbrink
Senior Vice President, Strategy and Finance