Form 10-Q/A
period 2008-06-30
LIGHTING SCIENCE GROUP CORP
filed 2009-05-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

120 Hancock Lane, Westampton, NJ	08060
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of August 1, 2008, there were 28,902,338 shares of Common Stock issued and outstanding, 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

EXPLANATORY NOTE
          Lighting Science Group Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Item 1 of Part I and Item 2 of Part I of the Original Filing. This Amendment is filed in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing.
          Specifically, in response to the staff’s comment letters, this Amendment includes: (i) restated balance sheets as of June 30, 2008 and December 31, 2007; (ii) a restated statement of operations for the three months and six months ended June 30, 2008; (iii) a restated statement of cash flows for the three months and six months ended June 30, 2008; (iv) revised notes to the aforementioned financial statements and (v) corresponding changes to Management’s Discussion and Analysis. Following our discussions with members of the staff and for the reasons set forth below, we have not included comparative requisite financial statements for LED Effects, Inc. (“LED Effects”) for the three month and six month periods ending June 30, 2007 in this Amendment. LED Effects was not a reporting company and was not otherwise required to and did not prepare interim financial statements. As a result, LED Effects did not have a SAS 100 review conducted by an independent auditor. In order to prepare the necessary interim statements, we would need to perform significant analytical and substantive procedures with respect to the quarterly data relating to LED Effects. Additionally, the persons responsible for preparing the annual financial statements of LED Effects during 2007 are no longer employed by any of the companies. If we were to provide financial statements for LED Effects for the period ending March 31, 2007, there could be no assurance that the data included in such financial statements would be accurate or complete. For these reasons and those previously discussed with members of the staff, we are unable to provide interim comparative financial statements for LED Effects without incurring substantial out-of-pocket costs and allocating a significant amount of our personnel to this endeavor. Other than the exclusion of the comparative statement of operations and statement of cash flows for LED Effects for the period ending June 30, 2007, the statement of operations and statement of cash flows for the period ending June 30, 2008 did not change.
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

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,779,565	$11,399,429
Accounts receivable, net of allowance for doubtful accounts	8,116,524	1,392,064
Inventories, net of allowances	14,270,327	3,786,966
Prepaid expenses and other current assets	2,561,092	1,180,028

Total current assets	27,727,508	17,758,487

PROPERTY AND EQUIPMENT, net	2,457,831	1,149,024

OTHER ASSETS
Intangible assets, net	22,850,333	9,314,982
Goodwill	55,884,054	44,222,226
Other long-term assets	3,774,512	1,141,532

Total other assets	82,508,899	54,678,740

TOTAL ASSETS	$112,694,238	$73,586,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$2,372,436	$—
Current portion of long-term debt	774,689	—
Accounts payable	8,574,839	2,357,399
Accrued expenses	7,881,627	3,668,104
Unearned revenue	362,686	—
Deferred income taxes	526,969	—

Total current liabilities	20,493,246	6,025,503

OTHER LIABILITIES
Long-term portion of debt	2,251,358	—
Deferred income taxes	3,073,469	—
Liability under derivative contracts	141,246	1,007,600

Total other liabilities	5,466,073	1,007,600

TOTAL LIABILITIES	25,959,319	7,033,103

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding (2007 — 215,652), liquidation value of $630,086 (2007 — $690,086)	396,005	364,895

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and outstanding, aggregate liquidation preference $15,000,000	2,000	2,000
Common stock, $.001 par value, 495,000,000 shares authorized, 28,902,338 shares issued and outstanding (2007 — 21,958,482)	28,902	21,959
Additional paid-in-capital	105,822,021	71,056,282
Deficit	(19,579,089)	(4,902,269)
Accumulated other comprehensive income	65,080	10,281

TOTAL STOCKHOLDERS’ EQUITY	86,338,914	66,188,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,694,238	$73,586,251

The accompanying notes are an integral part of these consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-month period	Six-month period
	ended June 30, 2008	ended June 30, 2008

Revenue	$5,285,186	$7,429,244
Cost of goods sold	4,238,063	5,947,221

Gross margin	1,047,123	1,482,023

Operating expenses:
Sales and marketing	1,356,050	2,558,781
Operations	1,991,662	3,208,842
General and administrative	5,564,739	9,288,214
Depreciation and amortization	866,202	1,326,044

Total operating expenses	9,778,653	16,381,881

Loss from operating	(8,731,530)	(14,899,858)

Other income (expense)
Interest income	45,299	126,549
Interest expense	(66,934)	(78,672)
Other, net	(97,849)	147,343

Total other income (expense)	(119,484)	195,220

Loss before income taxes, dividend on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(8,851,014)	(14,704,638)

Income tax benefit	(82,362)	(82,362)
Dividend on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	37,192	54,543

Net loss attributable to common stock	$(8,805,844)	$(14,676,819)

Items included in accumulated comprehensive loss
Foreign currency translation gains	45,109	54,799

Net comprehensive loss	$(8,760,735)	$(14,622,020)

Basic and diluted net loss per weighted average common share	$(0.32)	$(0.60)

Basic and diluted weighted average number of common shares outstanding	27,184,388	24,598,925

The accompanying notes are an integral part of these consolidated financial statements

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six-Months
Ended June 30, 2008
OPERATING ACTIVITIES
Net loss	$(14,676,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by issuance of common stock	360,000
Non-cash stock option compensation expense	428,254
Accretion (reversal of accretion ) of 6% convertible preferred stock redemption value	31,110
Fair value adjustment to liabilities under derivative contracts	(373,896)
Deferred income taxes	(82,362)
Depreciation and amortization	1,326,044
Changes in:
Accounts receivable	(1,482,732)
Prepaid expenses and other current and long-term assets	(3,643,136)
Inventories	(3,615,121)
Accounts payable	4,058,457
Accrued expenses and other liabilities	4,089,309
Unearned revenue	362,686

Net cash used by operating activities	(13,218,206)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner BV (includes cash payment of $5,000,000 and closing costs of $1,190,000)	(6,190,000)
Purchase of property and equipment	(629,660)

Net cash used by investing activities	(6,819,660)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	(1,795)
Proceeds from short-term borrowings of foreign subsidiary and net change in long-term debt	767,332
Proceeds from exercise of common stock warrants	597,666
Proceeds from private placement, net of costs	10,000,000

Net cash provided by financing activities	11,363,203

Effect of exchange rate changes on cash and cash equivalents	54,799

Net decrease in cash	(8,619,864)
Cash at beginning of period	11,399,429

Cash at end of period	$2,779,565

Interest paid	$45,986

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$23,463

Common stock issued to an officer under restricted stock award	$662,500

Value of common stock issued in connection with Lighting Partner BV transaction	$22,233,600

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
The Company has subsequently determined that LED Holdings (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange has been treated as a recapitalization of LSG. The consolidated financial statements have been prepared as if LED Holdings had always been the reporting entity and that it had changed its name on the date of the Transaction and reorganized its capital stock. Accordingly the Company has revised the financial statements to reflect the change in reporting entity.
The Company believes that the statement of stockholders’ equity for the period from June 14, 2007 through December 31, 2007 as originally presented in the Company’s 2007 Form 10-K should be restated to disclose the effect of this reverse merger recapitalization on a retroactive basis for the equivalent number of shares received in the reverse merger after giving effect to any difference in par value of the registrant’s and accounting acquirer’s stock by an offset in paid in capital. Based on this, the Company believes the statement of stockholders’ equity for the period June 14, 2007 through December 31, 2007 should be revised to properly disclose the effects of the reverse merger by retroactively restating the 15,928,733 shares of common stock issued to LED Holdings (accounting acquirer). In addition, the Company has identified LED Effects, Inc. (“Effects”) as the predecessor entity to LED Holdings. Effects is a private company and had never been a reporting issuer in the past. As such, Effects did not have a process for preparing quarterly consolidated financial statements for any period prior to the date of the Transaction. None of the financial staff of Effects are currently employed by the Company. Due to these facts, the Company believes there is no assurance that it would be able to accurately compile the comparative quarterly financial statements of Effects for presentation in these consolidated financial statements. Therefore, no comparative financial statements for the three-month and six month periods ended June 30, 2007 for Effects have been presented.
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
The following table shows the amounts disclosed in the consolidated balance sheet at June 30, 2008 as filed originally compared to the amounts in the restated June 30, 2008 consolidated balance sheet:

		June 30, 2008 as
	June 30, 2008	reported in	Effect of
	as restated	original filing	change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,779,565	$2,779,565	$—
Accounts receivable, net of allowances for doubtful accounts	8,116,524	8,116,524	—
Inventories, net of allowances	14,270,327	14,270,327	—
Prepaid expenses and other current assets	2,561,092	2,561,092	—

Total current assets	27,727,508	27,727,508	—

PROPERTY AND EQUIPMENT, net	2,457,831	2,457,831	—

OTHER ASSETS
Intangible assets, net	22,850,333	22,850,333	—
Other long-term assets	3,774,512	3,774,512	—
Goodwill	55,884,054	25,141,728	30,742,326

Total other assets	82,508,899	51,766,573	30,742,326

TOTAL ASSETS	$112,694,238	$81,951,912	$30,742,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$2,372,436	$2,372,436	$—
Current portion of long-term debt	774,689	774,689	—
Accounts payable	8,574,839	8,574,839	—
Accrued expenses	7,881,627	7,881,627	—

Unearned revenue	362,686	362,686	—

Deferred tax, current portion	526,969	562,969	—

Total current liabilities	20,493,246	20,493,246	—

OTHER LIABILITIES
Long-term debt	2,251,358	2,251,358	—

Deferred tax, long-term portion	3,073,469	3,073,469	—

Liability under derivative contracts	141,246	141,246	—

TOTAL LIABILITIES	25,959,319	25,959,319	—

6% CONVERTIBLE PREFERRED STOCK, $0.001 par value, 2,656,250 shares authorized, 215,652 shares issued and outstanding (liquidation value of $690,086)	396,005	396,005	—

STOCKHOLDERS’ EQUITY
Series B Preferred stock $0.001 par value, 2,000,000 shares authorized and issued	2,000	2,000	—
Common stock $0.001 par value, 495,000,000 shares authorized, 28,902,338 shares issued and outstanding	28,902	28,902	—
Additional paid in capital	105,822,021	103,288,993	2,533,028
Deficit	(19,579,089)	(47,788,387)	28,209,298
Accumulated comprehensive income	65,080	65,080	—

TOTAL STOCKHOLDERS’ EQUITY	86,338,914	55,596,588	30,742,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,694,238	$81,951,912	$30,742,326

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition of LED Effects
On June 14, 2007, LED Holdings entered into an Asset Contribution Agreement with LED Effects, whereby LED Effects contributed substantially all of its assets, including leases, equipment, inventory, accounts receivable, contracts, permits, records, intellectual property and common stock in two Japanese companies, to LED Holdings and LED Holdings assumed substantially all of the liabilities related to LED Effects LED business. In accordance with the agreement, LED Effects received 100% of the Class B members’ interest, representing approximately 49.7% of the total voting members’ equity of LED Holdings.
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

Reverse Takeover of LSG by LED Holdings
On October 4, 2007, LED Holdings entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LSG, pursuant to which LED Holdings acquired 2,000,000 shares of LSG’s newly designated Series B Preferred Stock, par value $.001 per share (“Series B Stock”) and 318,574,665 shares of the LSG’s Common Stock (15,928,733 shares of common stock on a post reverse split basis, as noted below), par value $.001 per share (“Common Stock” and collectively with the Series B Stock, the “Exchange Consideration”) representing 70% of the fully-diluted capital stock of the Company and 80% of the voting rights of all outstanding shares of capital stock of the Company as of October 4, 2007 in exchange for contributing substantially all of its net assets to LSG.
The total purchase price of the net assets of LSG is calculated as follows:

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

Acquisition of LPBV
On April 22, 2008, the Company acquired a 100% interest in the common and preferred stock of LPBV. To settle the transaction, the Company paid the selling stockholders of LPBV $5,000,000 and issued them 4,632,000 shares of common stock of the Company. The following table shows the allocation of the assets acquired in the LPBV acquisition:

Cash purchase price paid to selling Stockholders of LPBV	$5,000,000
Issue of 4,632,000 shares of common stock to selling stockholders of LPBV	22,233,600
Estimated transaction expenses	1,190,000

Total purchase price	$28,423,600

The following table shows the allocation of the net assets of LPBV on the acquisition date. The Company began consolidating LPBV on May 1, 2008:

Current assets
Cash and cash equivalents	$1,736
Accounts receivable	4,579,055
Inventory	6,828,240
Other current assets	924,524
Non-current assets
Property and equipment	940,448
Intangible assets	14,600,000
Goodwill	11,661,828
Current liabilities
Accounts payable and accrued liabilities	(2,094,586)
Other current liabilities	(704,088)
Current debt	(2,069,177)
Long-term debt	(2,561,974)
Deferred taxes and other liabilities	(3,682,406)

Total purchase price of LPBV	$28,423,600

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
Depreciation expense was $169,146 for the three-month period ended June 30, 2008 and $261,378, for the six-month period ended June 30, 2008.
Other Assets
Other assets consist mainly of certain long-term prepaid expenses (see Note 11) and an investment in the common stock of LED Systems. The investment in LED Systems is carried at cost.
Intangible Assets
Amortization expense was provided on the Company’s intangible assets for the three-month period ended June 30, 2008 and for the six-month period ended June 30, 2008as shown in the following table:

	Three-month	Six-month
	period ended	period ended
	June 30, 2008	June 30, 2008
Technology and patents	$103,277	$199,610
Trademarks	209,109	368,218
License agreements	115,000	115,000
Customer relationships	144,670	156,838
Software	100,000	200,000
Non-competition agreements	25,000	25,000

	$697,056	$1,064,666

Substantially all of the intangible assets arose on the acquisition of 100% of the equity interest in LPBV and upon the Transaction.
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $255,423 for the three-months ended June 30, 2008 and $487,182 for the six-months ended June 30, 2008.
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
NOTE 4: INVENTORIES
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
At June 30, 2008 and December 31, 2007, intangible assets consist of the following:

		December 31,
	June 30, 2008	2007
Technology and patents	$8,569,764	$8,069,764
Trademarks	1,860,000	360,000
License agreements	6,900,000	—
Customer relationships	6,130,000	730,000
Software	2,000,000	2,000,000
Non-competition agreements	300,000	—

Total intangible assets	25,759,755	11,159,764
Less accumulated amortization	(2,909,422)	(1,844,782)

	$22,850,333	$9,314,982

The table below is the estimated amortization expense for the Company’s intangible assets as of June 30, 2008, for each of the next five years:

	2008	2009	2010	2011	2012
Technology and patents	$1,095,000	$1,195,000	$1,195,000	$1,195,000	$1,195,000
Trademarks	168,000	168,000	168,000	168,000	168,000
License agreements	460,000	690,000	690,000	690,000	690,000
Customer relationships	579,000	844,000	844,000	844,000	844,000
Software	400,000	400,000	400,000	400,000	200,000
Non-competition agreements	100,000	150,000	50,000	—	—

	$2,802,000	$3,447,000	$3,347,000	$3,297,000	$3,097,000

NOTE 6: LINES OF CREDIT AND OTHER SHORT-TERM INDEBTEDNESS
At June 30, 2008, LPBV had the following balances outstanding under lines of credit and other short-term debt facilities:

				Amount
		Amount		outstanding
	Maximum	outstanding at		at June 30,
Facility	Facility	June 30, 2008	Interest Rate	2008
ABN AMRO, revolving line of credit	€500,000	€395,781	6.90%	$625,294
IFN Finance, working capital line availability based on 90% of the value of trade receivable invoices	4,000,000	1,058,086	7.15%	1,671,670
AEGON		47,770	4.27%	75,472

Total lines of credit and short-term debt		€1,501,637		$2,372,436

IFN Finance has a first charge on all accounts receivable of LPBV. Interest is payable monthly on each of the facilities.
In June 2006, a predecessor company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. The predecessor company increased the line of credit to $2,500,000 between January and March 2007. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the predecessor company (the “Guarantors”).
As consideration for providing guarantees and enabling the predecessor company to obtain the line of credit, the predecessor company issued common stock and warrants for the purchase of common stock of the Company to the Guarantors. Details regarding the warrants are shown in Note 11. The fair value of the common stock and the warrants issued to the Guarantors was amortized over the term of the line of credit.
Prior to the closing of the Exchange Agreement transaction, the Company terminated the line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.
NOTE 7: LONG-TERM DEBT
At June 30, 2008, LPBV had long-term debt obligations as follows:

	June 30, 2008	Maturity date	June 30, 2008
ABN AMRO Bank, 10 year term loan, repayable in forty equal installments beginning April 1, 2004	€1,725,000	April 1, 2014	$2,725,328
ABN AMRO Bank, 5 year term loan, repayable in twenty equal installments beginning April 1, 2004	150,000	April 1, 2009	236,985
Amstellease loan	40,340	April 1, 2009	63,734

	1,915,340		3,026,047
Less current portion of long-term debt	(490,340)		(774,689)

	€1,425,000		$2,251,358

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
NOTE 8: INCOME TAXES
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

$30,051,000

The Company has recorded an increase in the valuation allowance of approximately $2,000,000 and $600,000 for the three- and six-month periods ended June 30, 2008. The net operating loss carry forwards are available to offset future taxable income of the Company. Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $12,600,000 at June 30, 2008, and which has been fully offset by a valuation allowance.
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

	Three-month	Six-month
	period ended	period ended
	June 30, 2008	June 30, 2008
Balance, beginning of period	$—	$—
Deferred tax liability assumed on the acquisition of LPBV	32,800	32,800
Deferred income tax liability recorded related to book vs. tax difference on identifiable intangible assets acquired from LPBV	3,650,000	3,650,000
Income tax benefit on amortization of LPBV intangible assets in the consolidated statements of operations	(82,362)	(83,362)

Balance, end of period	$3,600,438	$3,600,438

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 14, 2007. The adoption of FIN 48 has no material impact on its consolidated financial statements.
NOTE 9: NOTES PAYABLE — RELATED PARTIES
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of a predecessor company (the “Lender” or “Lenders”) agreed to loan the predecessor company an aggregate of $476,000 . Under the terms of the notes issued by the predecessor company to each Lender, the predecessor company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
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

During the three-month period ended June 30, 2008, and the six-month period ended June 30, 2008 no shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At June 30, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, the predecessor company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the predecessor company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The predecessor company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the predecessor company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the predecessor company also increased from approximately 661,009 common shares to approximately 1,101,690. The predecessor company filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006.
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
Pursuant to SFAS 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheets with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $(308)for the three-month period ended June 30, 2008 and $31,080 for the six-month period ended June 30, 2008

The following table presents the change in the fair value of the derivatives for the three- and six-month periods ended June 30, 2008:

	Three-month	Six-month
	period ended	period ended
	June 30, 2008	June 30, 2008
Fair value of derivative liability, beginning of period	$289,761	$1,007,600
Adjustment to fair value of derivative contracts during period, recorded in other income (expense)	(128,236)	(373,897)
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(20,279)	(492,457)

Fair value of derivative liability, end of period	$141,246	$141,246

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
NOTE 11: STOCKHOLDERS’ EQUITY
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

March 2007 Private Placement
On March 9, 2007, a predecessor company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The predecessor company issued approximately 666,663 shares of common stock at a price of $6.00 per share. The predecessor company also issued approximately 500,000 A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $7.00 per share and have a term of five years. The predecessor company also issued approximately 666,663 B Warrants for the purchase of additional shares of common stock. Each B Warrant is comprised of one share of common stock and 0.75 warrants for the purchase of common stock. The exercise price of each B Warrant is $6.00 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the predecessor company to register the common stock issued to the investors. The Registration statement was declared effective by the SEC on June 28, 2007. Therefore, all B Warrants were required to be exercised by the holder on or before November 5, 2007. A total of 10,184 B Warrants expired unexercised on November 5, 2007.
Series B Stock
On October 4, 2007, the Company issued 2,000,000 shares of Series B Stock as partial consideration for Transaction. Shares of Series B Stock are convertible at any time at the option of the holder, at a conversion price equal to $5.650166808 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.
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

Exercise price	$17.40 — $6.00
Fair market value of the underlying stock on date of grant	$8.20 — $3.00
Option term	3.0 years — 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% — 1.99%

Calculated fair value per share	$8.20 — $3.00
As noted previously, the Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options. For purposes of this calculation, the Company has utilized the simplified method specified in Staff Accounting Bulletin No. 107 for estimating the expected life in years of the options. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company has estimated volatility of its stock based on the historical volatility of the Company’s common stock. The Company has estimated the future volatility of its common stock based on the actual volatility of its common stock over the past year. During the three months ended June 30, 2008, options for the purchase of 729,000 shares of common stock were issued. Based on service conditions and vesting, the Company recorded $360,603 for the three-month period ended June 30, 2008 and $428,254 for the six-month period ended June 30, 2008.
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
A summary of the status of non-vested shares under the Company’s 2005 Plan as of June 30,2008, and changes during the three month period then ended is presented below:

		Weighted
		average grant
	Shares	date fair value
Non-vested options, beginning of period	46,433	$9.40
Granted	729,000	2.77
Vested	—	—
Forfeited	—	—

Non-vested options, end of period	775,433	$3.17

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
Restricted Stock Agreement
In August 2007, the a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant, The predecessor company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statements of operations over an estimated period of 2.5 years.
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
During the three- and six-month periods ended June 30, 2008, $399,304 and $564,928 has been recognized, respectively, as compensation expense. The remaining unamortized balance of the restricted stock awards has been included in the following accounts:

June 30, 2008
Prepaid expenses and other current assets	$2,064,576
Other long-term assets	3,521,886

$5,586,462

Warrants for the Purchase of Common Stock
At June 30, 2008, the Company has issued the following warrants for the purchase of common stock:

		No. of
	Reason for	common
Warrant Holder	Issuance	shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement A Warrants	722,365	$7.00	March 9, 2012 to June 29, 2012
Line of Credit Guarantors (Note 9)	Financing guarantees	121,374	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 10)	Private Placement	226,644	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	September 2008 through July 31, 2009

Total		1,179,633

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
NOTE 12: SEGMENT INFORMATION
For the three- and six-month periods ended June 30, 2008, the Company has determined that the United States and the United States and The Netherlands, respectively, were the only geographic segments that which had in excess of 10% of the net sales of the Company. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). The following table summarizes the net sales for the three- and six-month periods ended June 30, 2008:

	Three-month	Six-month
	period ended	period ended
	June 30, 2008	June 30, 2008
Net revenue — United States	$2,523,545	$4,566,661
— The Netherlands	2,713,351	2,713,351
— Other	48,290	149,232

	$5,285,186	$7,429,244

The Company has determined that only the United States, Japan and The Netherlands and the United States and Japan were the only geographic segments that had in excess of 10% of the of the net assets of the Company at June 30, 2008 and December 31, 2007, respectively. The following table summarizes the net assets per segment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Total assets — United States	$68,104,954	$42,061,338
— The Netherlands	12,983,448	—

— Japan	751,643	782,587
— Other	111,867	—

	$81,951,912	$42,843,925

NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At June 30, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$449,713
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three- and six-month periods ended June 30, 2008, the Company incurred rent expense of approximately $206,603 and $384,852, respectively.
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
Registration Rights Agreement
In connection with the March 2007 Private Placement (Note 10), a predecessor company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, the predecessor c agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 9, 2007, the closing date, or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.
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
NOTE 14: SUBSEQUENT EVENTS
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
Recent Transactions
          On July 29, 2008, a wholly-owned subsidiary, LLI Acquisition, Inc. (“LLIAI”), acquired the net assets of Lamina Lighting, Inc. for a purchase price of $4,500,000. We also agreed to pay an earn-out payment of up to $10,500,000 to Lamina based on 2009 sales from products and components developed by Lamina through December 31, 2009. The earn-out payment, if any, is anticipated to be paid in the second quarter of 2010. In connection with the acquisition of the net assets of Lamina, we also entered into a Loan Authorization Agreement with Bank of Montreal (“BMO”) whereby BMO will provide a $20 million line of credit to the Company. The line of credit will be guaranteed by Pegasus Partners IV, LP (“Pegasus IV”). The Company issued a warrant for the purchase of 942,857 shares of its common stock to Pegasus IV as compensation for providing the guarantee. The warrant has an exercise price of $7.00 per share and a term of five years. The Company will also pay certain transaction and other fees to Pegasus IV in respect of the daily average balance that is drawn under the line of credit.
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
          Architainment — Comprised of building exterior and interior spaces that are characterized by unique architectural elements to create ambience and a welcoming atmosphere. We intend to offer an extensive product portfolio to illuminate and enhance the architecture for exterior and interior applications. These solutions will be available in white and RGB for various applications, such as wall washing, cove lighting, flood lighting, integrated lighting and display lighting.
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
Results of Operations
Revenues
          For the three-and six month periods ended June 30, 2008, revenues totaled $5,285,000 and $7,429,000, respectively. Revenues for the three- and six-month periods include revenues from LPBV for two months. Total revenues consisted mainly of sales to OEMs in the gaming, retail design and general illumination sectors. The Company also made sales direct sales to end users.
Cost of Goods Sold
          For the three- and six-month periods ended June 30, 2008, cost of goods sold was $4,238,000 and $5,947,000, respectively. Cost of goods sold related to the cost of the products sold to customers during this period.
Sales and Marketing Expenses
          Summarized in the table below are our sales and marketing expenses comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Sales and marketing expenses	$1,356,000	$2,559,000
          Sales and marketing expenses for the three- and six-month periods ended June 30, 2008 were $1,356,000 and $2,559,000 respectively. Sales and marketing expenses for the three-and six-month periods ended June 30, 2008 were primarily comprised of (i) total compensation paid to sales and marketing staff, (ii) marketing and promotional expenses related to new product lines expected to be introduced in 2008 and (iii) travel, trade show and website development and management costs arising from the implementation of our strategic marketing plan.
Operations Expenses
          Summarized in the table below are operations and related expenses comparing the three-and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Operations expenses	$1,992,000	$3,209,000
          Operations and related expenses were $1,992,000 and $2,209,000 for the three- and six-month periods ended June 30, 2008 and were comprised mainly of (i) compensation costs for supply chain management and procurement staff, (ii) consumables, third party contract costs and external testing costs related to our research and development activities and (iii) costs related to inventory management and the operation of our assembly and research and development facilities.
General and Administrative Expenses
          Summarized in the table below are general and administrative expenses comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
General and administrative expenses	$5,565,000	$9,288,000
          General and administrative expenses were $5,565,000 and $9,288,000 in the three- and six-month periods ended June 30, 2008. General and administrative expenses consisted mainly of: (i) compensation costs for management and administrative staff, (ii) legal expenses of approximately $1,318,000 and 2,368,000 in the three- and six-month periods ended June 30, 2008, respectively, which were incurred primarily in connection with our litigation with Philips Solid State Lighting Solutions, Inc., securities filings and other costs related to effecting the reverse stock split in January 2008, (iii) legal and filing costs related to an acceleration of the filing and maintenance of our patent portfolio, (iv) approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the business of LED Effects and LSG, (v) third party services incurred to facilitate the integration of the business processes of LED Effects and LSG, including costs related to network and applications integration and developing an integrated marketing strategy and (vi) stock compensation costs related to the issuance of options to purchase 729,000 shares of common stock to certain of our employees and entering into related agreements with certain officers and employees for the issuance of 841,250 shares of restricted stock in April and May 2008. The total compensation expense related to stock options and restricted stock in the three- and six-month periods ended June 30, 2008 was $760,000 and $993,000, respectively.
Depreciation and Amortization Expenses
          Summarized in the table below are depreciation and amortization expenses comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Depreciation and amortization	$866,000	$1,326,000
          Depreciation and amortization expenses were $866,000 and $1,326,000 in the three- and six-month periods ended June 30, 2008, respectively. The depreciation and amortization expenses were primarily related to amortization of the intangible assets acquired from LED Effects, LSG and LPBV.

Interest Income (Expense) (Net)
          Summarized in the table below is interest income, net of interest expense, comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Interest income (expense) (net)	$(22,000)	$48,000
          Interest income, net of interest expense, for the three- and six-month periods ended June 30, 2008 was $(22,000) and $48,000, respectively. During the three-month period ended June 30, 2008, we incurred net interest expense as a result of the interest expense recorded on the lines of credit and long-term debt maintained by LPBV were greater than the interest income earned on our net cash balances. For the six-month period ended June 30, 2008, the total interest income earned on our cash balances was greater than the interest expense incurred on the LPBV lines of credit and long-term debt.
Other Income (Net)
          Summarized in the table below are other income, net of other expenses, comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Interest income (expense) (net)	$(98,000)	$147,000
          Other income (expense), was $(98,000) and $147,000 for the three- and six-month periods ended June 30, 2008, respectively. The majority of these amounts is related to the change in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors (the “Director Bridge Loan Warrants”). In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including the current market price for our common stock and current interest rates. For the six-month period ended June 30, 2008, we also incurred expenses of approximately $381,000, which represents the fair value recognized for material changes in the terms of certain derivative securities in the first quarter of 2008. These securities will also be marked-to-market on a quarterly basis in future periods.
Dividends and Accretion of Preferred Stock Redemption Value
          Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$37,000	$54,000
          The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock was $37,000 and $54,000 for the three- and six-month periods ended June 30, 2008, respectively. The expense is primarily related to our accrual of the redemption value of the outstanding shares of 6% Convertible Preferred Stock through May 10, 2010, the redemption date for these shares. During the three- and six-month periods ended June 30, 2008, approximately 10,000 shares of 6% Convertible Preferred stock were converted. Upon the conversion of the shares of 6% Convertible Preferred stock, we reversed the accretion that had been recorded on the redeemed stock in prior periods.
Income Tax Benefit
          Summarized below in the table below is the income tax benefit comparing the three- and six-month periods ended June 30, 2008:

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Income tax benefit	$82,000	$82,000
          Certain of the intangible assets acquired from LPBV have a value for accounting purposes that is significantly more than the value for income tax purposes. As such, we recorded a deferred tax liability on the acquisition of these intangible assets. This temporary difference was recognized as income based on the amortization of the underlying intangible assets. The income tax benefit recorded in the three- and six-month periods ended June 30, 2008 reflects two months of amortization of this deferred tax liability.
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
Item 5 Other Information
None.
Item 6: Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

2.4	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated _________, ___ (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated _________, ___ (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated _________, ___ (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.16	Registration Rights Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.1	Lighting Science Group 2005 Equity Based Compensation Plan (previously filed as Exhibit A to the Proxy Statement on Schedule 14A filed on November 29, 2006, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.6	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.9	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.15	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.16	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION

31.2*	Certification of Senior Vice President, Strategy and Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Senior Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has requested an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, granting confidential treatment to selected portions. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.
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