Form 10-Q/A
period 2008-09-30
LIGHTING SCIENCE GROUP CORP
filed 2009-05-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2596710 (I.R.S. Employer Identification No.)

120 Hancock Lane, Westampton, NJ (Address of principal executive offices)	08060 (Zip Code)
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
Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practical date: As of November 14, 2008, there were 28,926,824 shares of Common Stock issued and outstanding, 196,902 shares of 6% Convertible Preferred Stock issued and outstanding, and 2,000,000 shares of Series B Preferred Stock issued and outstanding.

EXPLANATORY NOTE
     Lighting Science Group Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 19, 2008 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Item 1 and Item 2 of Part I of the Original Filing. This Amendment is filed in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing.
     Specifically, in response to the staff’s comment letters, this Amendment includes: (i) restated balance sheets as of September 30, 2008 and December 31, 2007; (ii) a restated statement of operations for the three- and nine-month periods ended September 30, 2008; (iii) a restated statement of cash flows for the three- and nine- month periods ended September 30, 2008; (iv) revised notes to the aforementioned financial statements and (v) corresponding changes to Management’s Discussion and Analysis. Following our discussions with members of the staff and for the reasons set forth below, we have not included comparative requisite financial statements for LED Effects, Inc. (“LED Effects”) for three- and nine-month periods ending September 30, 2007 in this Amendment. LED Effects was not a reporting company and was not otherwise required to and did not prepare interim financial statements. As a result, LED Effects did not have a SAS 100 review conducted by an independent auditor. In order to prepare the necessary interim statements, we would need to perform significant analytical and substantive procedures with respect to the quarterly data relating to LED Effects. Additionally, the persons responsible for preparing the annual financial statements of LED Effects during 2007 are no longer employed by any of the companies. If we were to provide financial statements for LED Effects for the three- and nine-month periods ending September 30, 2007, there could be no assurance that the data included in such financial statements would be accurate or complete. For these reasons and those previously discussed with members of the staff, we are unable to provide interim comparative financial statements for LED Effects without incurring substantial out-of-pocket costs and allocating a significant amount of our personnel to this endeavor.
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

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$582,752	$11,399,429
Accounts receivable, net of allowance for doubtful accounts of $783,893 (2007 - $463,633)	5,986,552	1,392,064
Inventories, net of allowances	16,945,515	3,786,966
Prepaid expenses and other current assets	3,938,759	1,180,028

Total current assets	27,453,578	17,758,487

PROPERTY AND EQUIPMENT, net	3,936,509	1,149,024

OTHER ASSETS
Intangible assets, net	21,988,634	9,314,982
Goodwill	58,090,496	44,222,226
Other long-term assets	3,179,342	1,141,532

Total other assets	83,258,472	54,678,740

TOTAL ASSETS	$114,648,559	$73,586,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$13,351,924	$—
Current portion of long term debt	565,281	—
Accounts payable	9,727,122	2,357,399
Accrued expenses	7,960,265	3,668,104
Unearned revenue	657,539	—
Deferred income taxes	524,167	—

Total current liabilities	32,786,298	6,025,503

OTHER LIABILITIES
Long term debt	2,170,741	—
Deferred income taxes	2,949,927	—
Liability under derivative contracts	113,997	1,007,600

Total other liabilities	5,234,665	1,007,600

TOTAL LIABILITIES	38,020,963	7,033,103

COMMITMENTS AND CONTINGENCIES (Note 12)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 (2007 - 215,652) shares issued and outstanding, liquidation value of $630,086 (2007 - $690,086)	427,768	364,895

STOCKHOLDERS’ EQUITY

Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized and outstanding	2,000	2,000
Common stock, $.001 par value, 495,000,000 shares authorized, 28,926,824 shares issued and outstanding (2007 - 21,958,482)	28,927	21,959
Additional paid in capital	107,792,961	71,056,282
Deficit	(31,306,643)	(4,902,269)
Accumulated other comprehensive income (loss)	(317,417)	10,281

TOTAL STOCKHOLDERS’ EQUITY	76,199,828	66,188,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,648,559	$73,586,251

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Revenue	$5,645,700	$13,074,944
Cost of goods sold	3,919,435	9,866,656

Gross margin	1,726,265	3,208,288

Operating expenses:
Sales and marketing	1,801,209	4,359,990
Operations	5,109,639	8,318,481
General and administrative	5,131,584	14,419,798
Depreciation and amortization	1,234,431	2,560,475

Total operating expenses	13,276,863	29,658,744

Loss from operations	(11,550,598)	(26,450,456)

Other income (expense)
Interest income	100,423	226,972
Interest expense	(444,026)	(522,698)
Other, net	84,292	231,635

Total other income (expense)	(259,311)	(64,091)

Loss before income taxes, dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	(11,809,909)	(26,514,547)

Income tax benefit	(123,542)	(205,904)

Dividends on 6% Convertible Preferred Stock and accretion (reversal of accretion) of preferred stock redemption value	41,188	95,731

Net loss attributable to common stock	(11,727,555)	(26,404,374)

Items included in accumulated comprehensive loss
Foreign currency translation losses	(382,497)	(327,698)

Net comprehensive loss	$(12,110,052)	$(26,732,072)

Basic and diluted net loss per weighted average common share	$(0.41)	$(1.01)

Basic and diluted weighted average number of common shares outstanding	28,913,250	26,047,524

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months Ended
September 30, 2008
OPERATING ACTIVITIES
Net loss	$(26,404,374)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Expenses paid by issuance of common stock	500,000
Expenses paid by issuance of common share warrants	1,476,464
Non cash stock option compensation expense	782,755
Accretion (reversal of accretion) of 6% convertible preferred stock redemption value	62,873
Fair value adjustment to liabilities under derivative contracts	(401,145)
Loss on disposal of assets	6,762
Deferred income taxes	(208,706)
Depreciation and amortization	2,560,475
Changes in:
Accounts receivable	1,029,522
Prepaid expenses and other current and long - term assets	(4,248,799)
Inventories	(4,591,136)
Accounts payable	4,283,516
Unearned revenue	657,539
Accrued expenses and other liabilities	4,029,426

Net cash used by operating activities	(20,464,828)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner B.V. (includes cash payment of $5,000,000 and cash closing costs of $1,190,000)	(6,190,000)
Purchase of net assets of Lamina Lighting, Inc. (includes cash payment of $4,500,000 and cash and closing costs of $263,316)	(4,763,316)
Purchase of property and equipment	(1,148,772)

Net cash used by investing activities	(12,102,088)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	(1,795)
Proceeds from draws on line of credit and other short - term borrowings	11,746,820
Payment of long - term debt	(290,025)
Proceeds from exercise of common stock warrants	$597,666
Proceeds from issue of common stock, net of issue costs	10,000,000

Net cash provided by financing activities	22,052,666

Effect of exchange rate changes on cash and cash equivalents	(302,427)

Net increase (decrease) in cash	(10,816,677)
Cash at beginning of period	11,399,429

Cash at end of period	$582,752

Interest paid during the period	$177,067

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES
6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$28,966

Common stock issued to an officer under restricted stock award	$662,500

Value of common stock issued in connection with Lighting Partner BV transaction	$22,233,600

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
In response to comment letters from the staff of the Securities and Exchange Commission, the Company has subsequently determined that LED Holdings (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange has been treated as a recapitalization of LSG. These consolidated financial statements have been prepared as if LED Holdings had always been the reporting entity and that it had changed its name on the date of the Transaction and reorganized its capital stock. Accordingly the Company has revised the financial statements to reflect the change in reporting entity.
The Company believes that the statement of stockholders’ equity as originally presented in the Company’s 2007 Form 10-K should be restated to disclose the effect of this reverse merger recapitalization on a retroactive basis for the equivalent number of shares received in the reverse merger after giving effect to any difference in par value of the registrant’s and accounting acquirer’s stock by an offset in paid in capital. Based on this, the Company believes the statement of stockholders’ equity should be revised to properly disclose the effects of the reverse merger by retroactively restating the 15,928,733 shares of common stock issued to LED Holdings (accounting acquirer). In addition, the Company has identified LED Effects, Inc. (“Effects”) as the predecessor entity to LED Holdings. Effects is a private company and had never been a reporting issuer in the past. As such, Effects did not have a process for preparing quarterly consolidated financial statements for any period prior to the date of the Transaction. None of the financial staff of Effects are currently employed by the Company. Due to these facts, the Company believes there is no assurance that it would be able to accurately compile the comparative quarterly financial statements of Effects for presentation in these consolidated financial statements. Therefore, no comparative financial statements for the three-month period ended March 31, 2007 for Effects have been presented.
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
The following table shows the amounts disclosed in the consolidated balance sheet at September 30, 2008 as filed originally compared to the amounts in the restated September 30, 2008 consolidated balance sheet:

		September 30,
		2008 as
	September 30, 2008	reported in
	as restated	original filing	Effect of change

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$582,752	$582,752	$—
Accounts receivable, net of allowances for doubtful accounts	5,986,552	5,986,552	—
Inventories, net of allowances	16,945,515	16,945,515	—
Prepaid expenses and other current assets	3,938,759	3,938,759	—

Total current assets	27,453,578	27,453,578	—

PROPERTY AND EQUIPMENT, net	3,936,509	3,936,509	—

OTHER ASSETS
Intangible assets, net	21,988,634	21,988,634	—
Other long-term assets	3,179,342	3,179,342	—
Goodwill	58,090,496	27,348,170	30,742,326

Total other assets	83,258,472	52,516,146	30,742,326

TOTAL ASSETS	$114,648,559	$83,906,233	$30,742,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$13,351,924	$13,351,924	$—
	565,281	565,281	—
Accounts payable	9,727,122	9,727,122	—
Accrued expenses	7,960,265	7,960,265	—

Unearned revenue	657,539	657,539	—

Deferred income taxes	524,167	524,167	—

Total current liabilities	32,786,298	32,786,298	—

OTHER LIABILITIES
Long-term debt	2,170,741	2,170,741	—

Deferred income taxes	2,949,927	2,949,927	—

Liability under derivative contracts	113,997	113,997	—

TOTAL LIABILITIES	38,020,963	38,020,963	—

6% CONVERTIBLE PREFERRED STOCK, $0.001 par value, 2,656,250 shares authorized, 215,652 shares issued and outstanding (liquidation value of $690,086)	427,768	427,768	—

STOCKHOLDERS’ EQUITY
Series B Preferred stock $0.001 par value, 2,000,000 shares authorized and issued	2,000	2,000	—
Common stock $0.001 par value, 495,000,000 shares authorized, 28,926,824 shares issued and outstanding	28,927	28,927	—
Additional paid in capital	107,792,961	105,259,933	2,533,028
Deficit	(31,306,643)	(59,515,941)	28,209,298
Accumulated comprehensive income	(317,417)	(317,417)	—

TOTAL STOCKHOLDERS’ EQUITY	76,199,828	45,457,502	30,742,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,648,559	$83,906,233	$30,742,326

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The “Company is a Delaware corporation organized in June 1988. In April 2008, the Company acquired a 100% interest in Lighting Partner, B.V. (“LPBV”), a Dutch limited liability company. The following table lists each of our subsidiary entities and the percentage ownership.

Percentage
Company Name	Ownership
Lighting Science Group Limited (U.K.)	100%
LSGC Pty. Ltd (Australia)	100%
LLI Acquisition, Inc. (Delaware)	100%
Lighting Science Coöperatief U.A. (The Netherlands)	100%
Lighting Partner B.V. (The Netherlands)	100%
LSGC LLC (Delaware)	100%
LED Effects, Japan KK (Japan)	100%
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
The following table shows the aggregate purchase price of the net assets of Lamina:

Total cash payment	$4,500,000
Estimated transaction fees	263,383

Total Lamina aggregate purchase consideration	$4,763,383

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
Depreciation expense was $373,014 for the three-month period ended September 30, 2008 and $634,393, for the nine-month period ended September 30, 2008.
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

Intangible Assets
Amortization expense was provided on the Company’s intangible assets for the three-month periods ended September 30, 2008 and 2007 and for the nine-month periods ended September 30, 2008 and 2007 as shown in the following table:

	Three-month period	Nine-month period
	ended September 30,	ended September 30,
	2008	2008
Technology and patents	$106,749	$306,360
Trademarks	233,750	601,970
License agreements	172,500	287,500
Customer relationships	210,916	367,751
Software	100,000	300,000
Non-competition agreements	37,500	62,500

	$861,415	$1,926,081

Substantially all of the intangible assets resulted from the acquisition of 100% of the equity interest in LPBV and from the Transaction.
Impairment
It is the Company’s policy to annually evaluate at the end of its third quarter of each year, the carrying value of its long-lived assets and identifiable intangibles; however, due to increased acquisition activity and other matters, the Company has deferred its 2008 evaluation until its fourth quarter. This review will include an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant.
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
A predecessor c issued warrants for the purchase of common stock as compensation for providing bridge loans to the predecessor company in 2005. In December 2006, the predecessor company offered to adjust the terms of the warrants as described in Note 9. Accordingly, the Company has recorded these warrants at their fair value on the consolidated balance sheets and changes in the fair value of such warrants are recorded in operations each period and are reported in other income (expense), in accordance with SFAS 123 (R).
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
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $266,997 for the three-months ended September 30, 2008, and $754,179 for the nine-months ended September 30, 2008.

Stock Based Compensation
On July 6, 2005, the Board of Directors of a predecessor company adopted the Lighting Science Group Corporation 2005 Equity Based Compensation Plan (the “2005 Plan”) and a proposal to implement this plan was approved at the annual shareholders’ meeting in August 2005. Further amendments to the 2005 Plan were approved at the predecessor company’s annual shareholders’ meeting in December 2006. The Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (R) — Share-Based Payment . Accordingly, compensation cost is based on the fair value of options or other equity instruments measured at the date of grant and compensation cost is charged to operations over the expected vesting period.
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

NOTE 4: INVENTORIES
At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008	December 31, 2007
Deposits paid to contract manufacturers	$82,690	$159,820
Raw materials and components	16,499,647	3,688,774
Work-in-process	1,523,944	221,493
Finished goods	2,914,580	131,879
Allowances provided for obsolete and slow-moving inventories	(4,075,346)	(415,000)

	$16,945,515	$3,786,966

NOTE 5: PROPERTY, EQUIPMENT AND OTHER ASSETS
At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
Leasehold improvements	$4,247,573	$184,609
Office furniture, fixtures and computer equipment	3,764,482	640,737
Production and test equipment	3,060,445	320,961
Tooling and molds	3,021,844	328,843

Total property and equipment	14,094,344	1,475,150
Accumulated depreciation	(10,157,835)	(326,126)

	$3,936,509	$1,149,024

At September 30, 2008, and December 31, 2007, the Company had no shared savings program agreements under which lights or fixtures have been recorded as property and equipment on the consolidated balance sheets.
At September 30, 2008, and December 31, 2007, intangible assets consisted of the following:

	September 30, 2008	December 31, 2007
Technology and patents	$8,569,506	$8,069,764
Trademarks	1,860,000	360,000
License agreements	6,900,000	—
Customer relationships	6,130,000	730,000
Software	2,000,000	2,000,000
Non-competition agreements	300,000	—

Total intangible assets	25,759,497	11,159,764
Less accumulated amortization	(3,770,863)	(1,844,782)

	$21,988,634	$9,314,982

The table below is the estimated amortization expense for the Company’s intangible assets as of September 30, 2008, for each of the next five years:

	2008	2009	2010	2011	2012
Technology and patents	$1,095,000	$1,195,000	$1,195,000	$1,195,000	$1,195,000
Trademarks	168,000	168,000	168,000	168,000	168,000
License agreements	460,000	690,000	690,000	690,000	690,000
Customer relationships	579,000	844,000	844,000	844,000	844,000
Software	400,000	400,000	400,000	400,000	200,000
Non-competition agreements	100,000	150,000	50,000	—	—

	$2,802,000	$3,447,000	$3,347,000	$3,297,000	$3,097,000

NOTE 6: LINES OF CREDIT AND OTHER SHORT-TERM INDEBTEDNESS
At September 30, 2008, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance outstanding
				at September 30,
Facility	Maximum Facility		Interest Rate	2008
ABN AMRO, revolving line of credit		€500,000	6.90%	$3,702
IFN Finance, working capital line availability based on 90% of the value of trade receivable invoices		€4,000,000	7.15%	2,285,536
AEGON			4.27%	62,686
Bank of Montreal, demand line of credit	US$	20,000,000	7.25%	11,000,000

Total lines of credit and short-term debt				$13,351,924

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

In June 2006, a predecessor company entered into agreements with one of its banks to obtain a $2,000,000 line of credit. The predecessor company increased the line of credit to $2,500,000 between January and March 2007. Amounts due under the line of credit are guaranteed by a group of directors and shareholders of the predecessor company (the “Guarantors”)..
As consideration for providing guarantees and enabling the predecessor company to obtain the line of credit, the predecessor company issued common stock and warrants for the purchase of common stock of the predecessor company to the Guarantors. Details regarding the warrants are shown in Note 11.
Prior to the closing of the Transaction, the predecessor company terminated the line of credit agreement with its bank and instructed the bank to release all guarantees that had been provided by the Guarantors.
NOTE 7: LONG-TERM DEBT
At September 30, 2008, LPBV had long-term debt obligations as follows:

	September 30, 2008	Maturity date	September 30, 2008
ABN AMRO Bank, 10 year term loan, repayable in forty equal installments beginning April 1, 2004	€1,650,000	April 1, 2014	$2,384,085
ABN AMRO Bank, 5 year term loan, repayable in twenty equal installments beginning April 1, 2004	100,000	April 1, 2009	144,490
Leases	143,572	various	207,447

	1,893,572		2,736,022

Less current portion of long-term debt	(391,225)		(565,281)
Long-term portion of long-term debt	€1,502,347		$2,170,741

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

$62,275,000

The Company has recorded an increase in the valuation allowance of approximately $4,000,000 and $6,000,000 for the three- and nine-month periods ended September 30, 2008. The net operating loss carry forwards are available to offset future taxable income of the Company. Other than the deferred tax asset relating to the Company’s net operating losses which will be available to apply to the Company’s future taxable income, which the Company estimates totaled approximately $21,765,000 at September 30, 2008, and which has been fully offset by a valuation allowance.
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

	Three-month period	Nine-month period
	ended September 30,	ended September 30,
	2008	2008
Balance, beginning of period	$3,600,438	$—
Deferred tax liability assumed on the acquisition of LPBV	—	32,800
Deferred income tax liability recorded related to book vs. tax difference on identifiable intangible assets acquired from LPBV	—	3,650,000
Income tax benefit on amortization of LPBV intangible assets in the consolidated statements of operations	(123,542)	(205,904)
Other changes in deferred tax balances of LPBV	(2,802)	(2,802)

Balance, end of period	$3,474,094	$3,474,094

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

NOTE 9: RELATED PARTY TRANSACTIONS
Pegasus Capital
As disclosed in Note 6 above, Pegasus IV has provided a guarantee of the demand line of credit the Company has obtained from BMO. As consideration for providing the guarantee, the Company has agreed to pay Pegasus IV a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to the Side Letter Agreement dated July 25, 2008, to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit.
In connection with the acquisition of LPBV, the Company paid $400,000 to an affiliate of Pegasus Capital for expenses incurred in performing certain due diligence and other activities. These costs have been reflected in the transaction fees associated with the acquisition.
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of a predecessor company (the “Lender” or “Lenders”) agreed to loan the predecessor company an aggregate of $476,000. Under the terms of the notes issued by the predecessor company to each Lender, the predecessor company: (i) paid interest to each Lender at a rate of 9.50% per annum; (ii) paid a 10% commitment fee to each Lender and (iii) issued warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
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
NOTE 10: PREFERRED STOCK
Private Placement with Institutional and Accredited Investors
On May 12, 2005, a predecessor company closed on a private placement with a group of institutional and accredited investors, including certain officers and directors of the Company, for the sale of 2,260,966 shares of the predecessor company’s 6% Convertible Preferred Stock (the “6% Convertible Preferred Stock”) along with warrants to purchase additional shares of the predecessor company’s common stock. The 6% Convertible Preferred Stock was priced at $3.20 per share, and the predecessor company received proceeds of $7,235,086 of which $276,000 represented conversion of officer and board member loans and $24,086 represented accrued interest and commitment fees thereon. Initially, each share of 6% Convertible Preferred Stock is convertible at any time at the election of the holder at $16.00 per share into common stock, subject to full ratchet anti-dilution adjustments.
During the three-month period ended September 30, 2008, and the nine-month period ended September 30, 2008, no shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company. At September 30, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
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
On June 6, 2006, a predecessor company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The Company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the predecessor company in the future to holders of the 6% Convertible Preferred Stock from 8,262,612 shares to approximately 661,009 shares. The predecessor company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the predecessor company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the predecessor company also increased from approximately 661,009 common shares to approximately 1,101,690. The predecessor company filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006. On June 6, 2006, the predecessor company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the Company may be required to issue in the future to holders of the warrants. During the three- and nine-month periods ended September 30, 2008, none and 5,860 warrants for the purchase of common stock were exercised, respectively.
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
The following table reflects the change in the fair value of the derivatives for the three- and nine-month periods ended September 30, 2008:

	Three-month period	Nine-month period
	ended September 30,	ended September 30,
	2008	2008
Fair value of derivative liability, beginning of period	$141,246	$1,007,600
Adjustment to fair value of derivative contracts during period, recorded in other income (expense)	(27,249)	(401,146)
Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	—	(492,457)

Fair value of derivative liability, end of period	$113,997	$113,997

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

Exercise price	$17.40 - $6.00
Fair market value of the underlying stock on date of grant	$8.20 - $3.00
Option term	3.0 years - 7.0 years
Estimated volatility	75%
Expected dividend yield	0.0%
Risk free rate	5.25% - 1.99%

Calculated fair value per share	$8.20 - $3.00
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
Based on service conditions and vesting, the Company recorded $354,501 for the three-month period ended September 30, 2008, and $782,755 for the nine-month period ended September 30, 2008, respectively.
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

At September 30, 2008, the average remaining term for outstanding stock options is 3.3 years. A summary of the status of non-vested shares under the Company’s 2005 Plan as of September 30,2008, and changes during the three month period then ended is presented below:

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

$4,836,638

Warrants for the Purchase of Common Stock
At September 30, 2008, the Company has issued the following warrants for the purchase of common stock:

		No. of
Warrant Holder	Reason for Issuance	common shares	Exercise Price	Expiry date

Investors in March 2007 Private Placement (Note 11)	March 2007 Private Placement A Warrants	722,362	$7.00	March 9, 2012 to June 29, 2012
Pegasus IV (Note 9)	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013
Line of Credit Guarantors (Note 9)	Financing guarantees	126,250	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 10)	Private Placement	232,504	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors (Note 9)	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 - $10.40	September 2008 through July 31, 2009

Total		2,133,223

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
NOTE 12: SEGMENT INFORMATION
For the three- and nine-month periods ended September 30, 2008, the Company has determined that the United States and the United States and The Netherlands, respectively, were the only geographic segments that which had in excess of 10% of the net revenues of the Company. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). The following table summarizes the net revenues for the three- and nine-month periods ended September 30, 2008:

	Three-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2008	2008
Net revenue — United States	$2,534,718	$7,101,379
— The Netherlands	2,939,691	5,653,042

— Other	171,291	320,523

	$5,645,700	$13,074,944

The Company has determined that only the United States, Japan and The Netherlands and the United States and Japan were the only geographic segments that had in excess of 10% of the of the net assets of the Company at

September 30, 2008, and December 31, 2007, respectively. The following table summarizes the net assets per segment at September 30, 2008, and December 31, 2007:

September 30,
2008
Total assets — United States	$71,960,530
— The Netherlands	11,447,886

— Japan	278,008
— Other	219,809

$83,906,,233

NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At September 30, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2008	$229,600
2009	906,120
2010	926,526
2011	960,130
2012	682,815
Thereafter	187,407
During the three- and nine-month periods ended September 30, 2008, the Company incurred rent expense of approximately $216,853 and $41,148, respectively.
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
Registration Rights Agreement
In connection with the March 2007 Private Placement (Note 11), the Company has agreed to provide certain registration rights to the investors that participated in the Private Placement. Under the agreement, a predecessor company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants and the A and B Warrants issued. The registration rights clause provides for liquidated damages and for the issue of common shares under a cashless exercise formula in the event a registration statement was not declared effective by the SEC within 120 days of the March 9, 2007, the closing date, or if the registration statement is not maintained effective for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each thirty (30) day period effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the Securities and Exchange Commission does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the A Warrants and the B Warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.
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
Results of Operations
Revenues
For the three-and nine month periods ended September 30, 2008, consolidated revenues totaled $5,646,000 and $13,075,000, respectively. Revenues for the three- and nine-month periods include revenues from LPBV for three and five months, respectively, and two months of revenues from Lamina. Total revenues consisted mainly of sales to OEMs in the gaming, retail design and general illumination sectors. We also made direct sales to end users and sales to distributors.
Cost of Goods Sold
For the three- and nine-month periods ended September 30, 2008, consolidated cost of goods sold was $3,919,000 and $9,867,000, respectively. Cost of goods sold related to the cost of the products sold to customers during this period.
Sales and Marketing Expenses
Summarized in the table below are our consolidated sales and marketing expenses for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Sales and marketing expenses	$1,801,000	$4,360,000
Consolidated sales and marketing expenses for the three- and nine-month periods ended September 30, 2008, were $1,801,000 and $4,360,000, respectively. Sales and marketing expenses for the three-and nine-month periods ended June 30, 2008 were primarily comprised of (i) total compensation paid to sales and marketing staff, (ii) marketing and promotional expenses related to new product lines expected to be introduced in 2008 and (iii) travel, trade show and website development and management costs arising from the implementation of our strategic marketing plan.

Operations Expense
Summarized in the table below are operations and related expenses for the three-and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Operations expenses	$5,110,000	$8,318,000
Consolidated operations and related expenses were $5,110,000 and $8,318,000 for the three- and nine-month periods ended September 30, 2008 and were comprised mainly of (i) compensation costs for supply chain management and procurement staff, (ii) consumables, third party contract costs and external testing costs related to our research and development activities and (iii) costs related to inventory management and the operation of our assembly and research and development facilities.
General and Administrative Expenses
Summarized in the table below are consolidated general and administrative expenses for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
General and administrative expenses	$5,132,000	$14,420,000
Consolidated general and administrative expenses were $5,132,000 and $14,420,000 for the three- and nine-month periods ended September 30, 2008. General and administrative expenses consisted mainly of: (i) compensation costs for management and administrative staff, (ii) legal expenses primarily incurred in connection with our litigation with Philips Solid State Lighting Solutions, Inc., securities filings and other costs related to effecting the reverse stock split in January 2008, (iii) legal and filing costs related to an acceleration of the filing and maintenance of our patent portfolio, (iv) approximately $500,000 in costs related to the elimination of certain staff and employee roles identified for restructuring during the integration period subsequent to the acquisition of the business of LED Effects and LSG, (iv) third party services incurred to facilitate the integration of the business processes of LED Effects and LSG, including costs related to network and applications integration and developing an integrated marketing strategy and (v) stock compensation costs related to the issuance of options to purchase 729,000 shares of our common stock to certain of our employees and entering into related agreements with certain officers and employees for the issuance of 841,250 shares of restricted stock in April and May 2008.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Depreciation and amortization	$1,234,000	$2,560,000
Consolidated depreciation and amortization expense was $1,234,000 and $2,560,000 for the three- and nine-month periods ended September 30, 2008. The depreciation and amortization expense was primarily related to amortization of the intangible assets acquired from LED Effects, LSG and LPBV.

Interest Income (Expense) (Net)
Summarized in the table below is consolidated interest income, net of interest expense, for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Interest income (expense) (net)	$(344,000)	$(296,000)
Consolidated interest expense, net of interest income, was $344,000 and $296,000 in the three-and nine-month periods ended September 30, 2008, respectively. Interest expense was mainly incurred on our line of credit with BMO, LPBV’s revolving line of credit with ABN AMRO and on the term loan facilities with ABN AMRO.
Other Income (Net)
Summarized in the table below are consolidated other income, net of other expenses, for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Interest income (expense) (net)	$84,000	$232,000
Consolidated other income (expense), was approximately $84,000 and $232,000 in the three- and nine-month periods ended September 30, 2008. The majority of these amounts are related to the change in the value of the derivative instruments (preferred stock conversion rights and common stock purchase warrants) related to the 6% Convertible Preferred Stock and warrants issued pursuant to bridge loans provided to us by certain of our current and former directors. In accordance with generally accepted accounting principles, these derivatives are valued on a quarterly basis taking into account a number of variables including the current market price for our common stock and current interest rates. For the nine-month period ended September 30, 2008, we also incurred expenses of approximately $381,000, which represents the fair value recognized for material changes in the terms of certain derivative securities in the first quarter of 2008. These securities will also be marked-to-market on a quarterly basis in future periods.
Dividends and Accretion of Preferred Stock Redemption Value
Summarized in the table below are dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value for the three- and nine-month periods ended September 30, 2008:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Dividends on 6% Convertible Preferred Stock and accretion of preferred stock redemption value	$41,000	$96,000
The total dividends on the 6% Convertible Preferred Stock and the accretion of the redemption value of the 6% Convertible Preferred Stock was $41,000 and $96,000 for the three- and nine-month periods ended September 30, 2008. The expense is primarily related to our accrual of the redemption value for the outstanding shares of 6% Convertible Preferred Stock through May 10, 2010, the redemption date for these shares. During the three- and nine-month periods ended September 30, 2008, none and 10,000 shares of 6% Convertible Preferred stock were converted, respectively. Upon the conversion of the shares of 6% Convertible Preferred stock, we reversed the accretion that had been recorded on the redeemed stock in prior periods.

Income Tax Benefit
Summarized in the table below is the consolidated income tax benefit for the three- and nine-month periods ended September 30, 2008:

	Three-month period ended	Nine-month period ended
	September 30, 2008	September 30, 2008
Income tax benefit	$124,000	$206,000
Certain of the intangible assets acquired pursuant to our acquisition of LPBV have a value for accounting purposes that is significantly more than the value for income tax purposes. As a result, we recorded a deferred tax liability on the acquisition of the intangible assets. This temporary difference is being recognized in income based on the amortization of the underlying intangible assets. The income tax benefit recorded in the three- and nine-month periods ended September 30, 2008, reflects three and five months, respectively, of amortization of this deferred tax liability’
Liquidity and Capital Resources
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6: Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007 between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation

EXHIBIT
NUMBER	DESCRIPTION

and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated , ___ (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated , ___ (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated , ___ (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.16	Registration Rights Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.1	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings,

EXHIBIT
NUMBER	DESCRIPTION

LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.8	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.9	Settlement Agreement dated October 2, 2008, by and among Lighting Science Group Corporation, Ronald E. Lusk and Match, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.11+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.15	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.16	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Strategy and Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Senior Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Denotes an exhibit for which the Company has been granted confidential treatment to selected portions pursuant to an order from the Securities and Exchange Commission (the “Commission”) pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Accordingly, the confidential portions have been omitted from the exhibits filed herewith and have been filed separately with the Commission. Omitted portions are indicated in the exhibit with “*******”.

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