Form 10-K
period 2008-12-31
LIGHTING SCIENCE GROUP CORP
filed 2009-07-01
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-20354
Lighting Science Group Corporation
(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

120 Hancock Lane
Westampton, New Jersey	08060
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (609) 265-1401
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each Class:

COMMON STOCK, PAR VALUE
$0.001 PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2008 was approximately $50,963,000 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 26, 2009 was 30,182,066 shares. On January 25, 2008, we completed a one-for-twenty reverse stock split resulting in our total shares issued and outstanding and outstanding stock options and warrants decreasing in a one-to-twenty ratio.

PART I
Items 1 and 2. Business and Properties.
     Lighting Science Group Corporation (“Lighting Science Group,” “we,” “us,” “our,” or the “Company”) designs, manufactures and markets light emitting diode (“LED”) lighting solutions for consumer and professional applications that are environmentally friendlier and less costly to operate than traditional lighting products. We offer a broad spectrum of lighting solutions ranging from solid colors to color-changing to white light. Our product line includes retrofit lamps, lighting fixtures and highly customized lighting solutions for the gaming, architainment, retail, commercial and industrial, and public infrastructure markets. Our power management, thermal management, controls and micro-electronics designs are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials. Our shares of common stock are quoted in the “pink sheets” as “LSCG.PK.”
     We are focused on utilizing our engineering and design capabilities and intellectual property to develop lighting solutions for our target markets. We deliver these products to our customers through alliances with channel partners, such as original equipment manufacturers (“OEMs”), lighting designers, electrical and lighting distributors and energy saving companies.
     We entered into an Exchange and Contribution Agreement on October 4, 2007 (the “Exchange Agreement”) with LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”). LED Holdings was formed on or about June 5, 2007 for the purpose of acquiring, and on June 14, 2007 LED Holdings acquired, 100% of the operations and net assets of LED Effects, Inc. (“LED Effects”), a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications. Pursuant to the Exchange Agreement, we: (i) acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan K.K., 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property, and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares (adjusted to reflect the reverse stock split of our common stock in January 2008) of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the Company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.
     We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company and the financial statements for periods prior to the Acquisition contained herein are those of LED Holdings and its predecessor, LED Effects.
     Our principal executive offices are located at 120 Hancock Lane, Westampton, New Jersey 08060. Our telephone number at our principal executive offices is (609) 265-1401. As of May 29, 2009, we had approximately 145 full-time employees. During the fiscal year ended December 31, 2008, we spent approximately $1,101,000 on research and development.
Significant Transactions
     On April 22, 2008, we acquired all of the outstanding capital shares of Lighting Partner B.V. (“LPBV”), a limited liability company incorporated under the laws of the Netherlands. Pursuant to this acquisition, we paid $5,000,000 and issued 4,632,000 shares of common stock to the former stockholders of LPBV. In order to satisfy any indemnification obligations of the former stockholders of LPBV under the Share Purchase Agreement, 1,120,000 of such shares were held back by the Company and will be held for a period of two years from the closing date, subject to the limitations set forth in the Share Purchase Agreement. LPBV is a Netherlands-based company engaged in the business of designing, developing and manufacturing LED and halogen based lighting fixtures for residential, commercial and retail applications.

     On July 29, 2008, we acquired the net assets of Lamina Lighting, Inc. (“Lamina”) for a purchase price of $4,500,000. We also agreed to pay an earn-out payment of up to $10,500,000 to Lamina based on sales from products and components developed by Lamina through December 31, 2009. The earn-out payment, if any, is anticipated to be paid in the second quarter of 2010. Lamina was a New Jersey-based company engaged in the business of developing and manufacturing light engines for use in LED lighting fixtures and applications. In connection with the acquisition of the net assets of Lamina, we also entered into a Loan Authorization Agreement with Bank of Montreal (“BMO”) whereby BMO agreed to provide us with a $20 million line of credit. The line of credit matures on written demand by BMO, but in no event later than July 25, 2009, and is guaranteed by Pegasus Partners IV, LP (“Pegasus IV”).
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
     Architainment — Comprised of building exterior and interior spaces that are characterized by unique architectural elements to create ambience and a welcoming atmosphere. We offer an extensive product portfolio to illuminate and enhance the architecture for exterior and interior applications. These solutions are available in white and red-green-blue for various applications, such as wall washing, cove lighting, flood lighting, integrated lighting and display lighting.
     Commercial & Industrial — Comprised of commercial & industrial workspaces such as offices, warehouses, manufacturing plants, healthcare and education locations. These settings require high performance white light solutions, which can be delivered pursuant to our range of LED lamps designed to replace, or seamlessly integrate into, existing lighting systems and fixtures. These retrofit lamps fit into existing sockets and reduce energy consumption by as much as 80% while providing lighting performance equal to traditional incandescent technology.
     Retail — Comprised of hospitality (hotels, lounges, resorts and other locations for entertainment) and store retailers (specialty stores, department stores, supermarkets, convenience stores, do-it-yourself stores). We provide our LED solutions with OEMs and to national accounts. The primary product lines sold in these retail industries are display lighting systems for retail applications and replacement lamp solutions for general illumination.
     Public Infrastructure — Comprised of government entities that manage streets and highways, airports, ports, bridges, tunnels and other public spaces. In collaboration with leading OEMs, we continue to develop a broad range of solutions that are sold through national OEM distribution networks. Primary products in this channel are targeted for street lighting applications.
Sales and Distribution Strategy
     Our sales and distribution strategy consists of both “pull” and “push” initiatives to penetrate the marketplace. We have developed and seek to continue to develop relationships with lighting designers and architects within the lighting specification community. We also sell our products on our website, www.lsgc.com. We have developed an OEM sales organization targeting market segment leaders in both traditional lighting segments as well as new OEM opportunities created by the unique characteristics of solid state lighting (“SSL”). Additionally, we believe we have developed a network of agents and distributors that will provide us with greater access to both retrofit and new construction projects. In addition to LPBV, which is based in the Netherlands, we also have international affiliates based in the United Kingdom, Japan and Australia, as well as agency representatives in Dubai and Hong Kong. We continue to look for international partners to extend our global reach. Our operations in Japan are conducted through LED Systems, a joint venture with Ebara Densan, NTT and Nippon Comsys, three local companies that provide a well-established channel to our targeted market segments in Asia.
     OEM Partnerships
     Our strategy is to enter into partnerships with market segment leaders to provide outsourced SSL design and engineering capabilities. This strategy should allow us to capitalize on the strengths of the segment leaders’ brand equity, sales and distribution networks, manufacturing resources, and market presence to rapidly penetrate existing and emerging markets. Concurrently, we believe the segment leader would benefit from our leading technology to bridge the gap and enter into SSL lighting. We are in the process of establishing and expanding arrangements with multiple leading manufacturers as an ingredient brand. We also intend to remain OEM agnostic and to build our brand equity in our market strategy.
     Direct Sales Effort
     Because of the unique characteristics of SSL, new applications of lighting are continually emerging and creating markets where no clear segment leader exists. In these emerging markets, we are creating new business models and new value chains. By doing so, we are expanding our presence beyond traditional lighting applications. To service anticipated demand, we have identified and are targeting lighting representative agencies and a number of distributors and energy savings and lighting management companies to distribute our products.
Competition
     In the lighting markets in which we sell our LED lighting products, our systems, retrofit lamps and fixtures compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a smaller number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more LED lighting products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing, and sales and marketing than we have.
     Additionally, to the extent that we seek to introduce products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of SSL systems and fixtures than we have. We also compete with domestic and international manufacturers of lighting components of various sizes and resources.
Properties
     We currently occupy leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$25,000	September 2012
Dallas, Texas	$15,000	October, 2012
Rancho Cordova, California	$15,000	August 2012

Location	Estimated Monthly Rental Cost	Expiration date
Goes, The Netherlands	$11,000	November 2010
Tokyo, Japan	$7,000	December 2009
Westampton, New Jersey	$5,000	August 2009
Castle Hill, Australia	$3,000	October 2011
Item 1A. Risk Factors.
Risks Related to Our Business
     The current economic downturn and uncertainty and turmoil in the equity and credit markets could continue to adversely impact our clients, diminish the demand for our products, and harm our operations and financial performance.
     The lighting markets in which we sell our LED lighting systems and fixtures have experienced rapid evolution and growth in recent years, but have been negatively affected by the current recession and downturn in the general economy. The current economic downturn has harmed, and could continue to harm, the economic health of our clients and consequently decrease the demand for our products, particularly in the gaming, architainment, commercial and industrial, retail and public infrastructure markets. The persistence of the economic downturn also may cause reductions or elimination of utility and government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition during the current economic downturn may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.
     We have a limited amount of revenues and a history of losses and may be unable to continue operations unless we can generate sufficient operating income by completing the commercialization of, and the successful marketing of, our products.
     We have sustained operating losses since the inception of our lighting business. For the years ended December 31, 2008 and December 31, 2007, we had revenues of $20,759,000 and $8,291,000, respectively, and as of December 31, 2008 and December 31, 2007, we had accumulated deficits of approximately $99,865,000 and $4,902,000, respectively. We expect sales of our products to range from flat to a slight increase in 2009 as compared to the previous year. Our ability to generate revenue is, however, dependent on receiving purchase commitments from customers as well as the timing of such purchase commitments that are received. Our ability to generate revenue is also dependent on our ability to preserve our current customer relationships and our ability to continue selling our products to this group of customers as well as to other potential customers in the markets served by these customer relationships. Further, our ability to generate revenue is dependent on the design and development of our products, our ability to obtain appropriate UL or other certifications on certain of our products and the ultimate production of our products, each of which must be done timely and in a manner that meets our customers’ specifications.
     Since inception we have not achieved profitability, and it is difficult to evaluate the likelihood that we will achieve or maintain profitability in the future. Therefore, if we are unable to obtain outside sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.
     On an annual basis, our operations have not generated positive cash flow since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and debt. We have recently made the transition from a development stage company to one that is focusing on sales and growth in the lighting industry marketplace. As we concentrate on commercializing our products, our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs during the next twelve months will be determined by several factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our research and development efforts (including any unanticipated delays), the costs and timing of obtaining new patent rights, protecting our existing patents, regulatory changes, competition, technological developments in the market, evolving industry standards, the amount of working capital investments we are required to make, and the costs required for us to litigate and ultimately resolve the lawsuits with Philips Solid State Lighting Solutions, Inc., Koninklijke Philips Electronics N.V., and Philips Electronics North America Corporation.
     Our ability to continue to operate until our cash flow from operations turns positive may depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or debt. The current worldwide economic downturn has significantly reduced access to capital and credit markets.
     We currently have a line of credit with BMO, short- and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. Our line of credit with BMO matures on written demand by BMO, but in no event later than July 25, 2009. Our short- and long-term debt facilities with ABN AMRO mature on January 1, 2010 and January 1, 2014, respectively. The working capital facility with IFN Finance matures on November 14, 2009. Other than these facilities, we do not have any committed sources of outside capital at this time. In the event that the line of credit is called by BMO prior to July 25, 2009 and the Company has not obtained alternative financing, Pegasus IV has agreed to extend a bridge loan to the Company for up to six months for the amount of the then-outstanding aggregate principal amount of the line of credit plus an additional $2,000,000 (up to an aggregate of $20 million). It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. We are currently in default under our loan agreement with ABN AMRO and have been since December 31, 2008. In the past we have relied on, and currently almost exclusively rely on, financing from related parties, primarily Pegasus IV. There are no assurances that such related parties will continue to provide financing or financing on terms that are acceptable to us. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.
     If our developed technology does not achieve market acceptance, prospects for our growth and profitability may be limited.
     Our future success depends on market acceptance of our LED technology. Potential customers may be reluctant to adopt SSL as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other established lighting sources available in the market. If acceptance of SSL in general, and of our LED lighting systems in particular, does not continue to grow within the high performance lighting markets that we serve, and in the markets that we intend to serve through future customers, then opportunities to increase our revenues and operate profitably may be limited. Our business strategy includes penetration of the general lighting market with our lighting products. Failure to obtain and incorporate into our products, on a timely basis, LEDs having satisfactory performance, quality and cost characteristics could delay our introduction of new products, or reduce the attractiveness to potential customers of our products in the general lighting market.
     If we are unable to integrate our acquisitions into our operations, our business and future prospects will or could be adversely affected.
     The integration of the acquired operations and assets of LED Holdings, LPBV and Lamina during the prior two years, including, among other things, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property, has been, and may continue to be, difficult and may lead to adverse effects. The ultimate success of the integration will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from these acquired businesses. The integration process is a complex, costly and time-consuming process.
     We may not accomplish these integrations smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of these businesses and adversely affect our other operations.
     Our products could contain defects that could reduce sales or result in claims against us.
     Despite testing by us and our customers, defects have been and could be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm both our relationship with our customers and our reputation in the marketplace. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
     We rely upon key members of our management team and other key personnel and a loss of any key personnel could prevent or significantly delay the achievement of our goals.
     Our success will depend to a large extent on the abilities and continued service of key members of our management team and other key personnel. The loss of any key personnel could prevent or significantly delay the achievement of our goals. We have employment agreements with certain key members of our management team and, as determined by our board of directors, maintain a key man life insurance policy with respect to certain members of our management team. If any of these persons were to leave us, it could delay implementation of our business plan and marketing efforts. If we continue to grow, we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. Our efforts to obtain or retain such personnel may not be successful.
     If critical components and raw materials that we utilize in our products become unavailable, we may incur delays in shipment that could damage our business.
     We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our SSL systems and fixtures. For certain types of LEDs used in our lighting systems and fixtures, we currently have a limited number of suppliers. We depend on our vendors to supply in a timely manner critical components in adequate quantities and consistent quality and at reasonable costs. Finding a suitable alternate supply of required components and obtaining them in needed quantities may be a time-consuming process and we may not be able to find an adequate alternative source of supply at an acceptable cost.
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
     If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, we may incur delays in shipment that could harm our revenues and reputation in the marketplace.
     We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world. These manufacturers provide the necessary facilities and labor to manufacture our products. In the future, we may rely on contract manufacturers to supply some or all of the standard electronic components as well as custom components critical to the manufacture of our SSL systems and fixtures, in addition to providing the necessary facilities and labor to manufacture our products.
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

     We are subject to legal, political and economic risks abroad.
     As a result of our acquisition of LPBV and certain other international affiliates, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Our operations in these foreign jurisdictions are subject to regulations that may be different from those imposed by U.S. regulatory authorities and may in some cases conflict with domestic regulations.
     We also currently outsource the manufacture of certain of our products and parts and components to international facilities. To the extent that we continue to outsource to international locations, we are exposed to differing laws, regulations and business cultures than what we experience domestically that may adversely impact our business. We may also be exposed to economic and political instability and international unrest. Although we hope to enter into agreements with manufacturers, shippers and distributors that attempt to minimize these risks, such agreements may not be honored and we may not be able to adequately protect our interests.
     We believe that there are many barriers and risks to operating successfully in the international marketplace, including the following:
•	intellectual property protection risks;

•	employment law risks;

•	differing contracting process including the ability to enforce agreements;

•	foreign currency risks;

•	dependence on foreign manufacturers, shippers and distributors;

•	compliance with multiple, conflicting and changing governmental laws and regulations; and

•	import and export restrictions and tariffs.
     If we are not able to successfully deliver our products and services to our anticipated markets in a timely and cost-effective manner, our revenue growth and profitability may be adversely affected.
     If we are not able to compete effectively against larger lighting manufacturers with greater resources, our prospects for future success will be jeopardized.
     In the lighting markets in which we sell our LED lighting systems and fixtures, our systems, retrofit lamps and fixtures compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more LED products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.
     Additionally, to the extent that we seek to introduce LED products for use in general lighting applications, such as retrofit bulbs and lamps for standard fixtures, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of SSL systems than we have. We anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems or fixtures that do not infringe upon our patents. We will also be competing with domestic and international manufacturers of lighting components of various sizes and resources. We may be unable to compete successfully in such markets against these or future competitors.

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
Risks Related to Intellectual Property
     We are currently involved in patent infringement litigation with Philips Solid State Lighting Solutions, Inc. and certain of its affiliates, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
     Since February 19, 2008, we have been involved in patent infringement litigation with Philips Solid State Lighting Solutions, Inc. (“Philips SSL”) and certain of its affiliates. Specifically, Philips SSL and certain of its affiliates seek injunctive relief and compensatory and treble damages and attorneys’ fees from us for alleged infringement of certain patents. Although we were granted a preliminary injunction with respect to certain of our claims against Philips SSL and certain of its affiliates and we have agreed to stay all litigation temporarily to facilitate settlement negotiations, we cannot predict with any significant degree of certainty the outcome or resolution of this lawsuit or the timing for its resolution. In addition to the expense and burden that may be incurred in defending and prosecuting this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address the claim. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected.
     If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.
     To be successful, we must keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. For example, if new SSL devices are introduced that can be controlled by methods not covered by our proprietary technology, or if effective new sources of light other than solid-state devices are discovered, our current products and technology could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.
     If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.
     We have filed one-hundred eighteen (118) U.S. patent applications. From these applications, seventy-two (72) U.S. patents have been issued, thirty-five (35) are currently pending approval and eleven(11) are no longer active. When we believe it is appropriate and cost effective, we make corresponding PCT, regional or national filings to pursue patent protection in other parts of the world. Patent applications filed by us, or by others under which we have rights, may not result in patents being issued in the United States or foreign countries. Because our patent position involves complex legal, technical, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. Our technology or products may inadvertently infringe patents or rights owned by others or licenses that might not be available to us.

     Litigation of intellectual property rights can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of our management and key technical personnel, which could severely harm our business. Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business. We also may not be able to afford the legal costs associated with defending or enforcing any of our patents.
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
     The price of our common stock has been and may continue to be volatile, which makes it difficult for stockholders to assess or predict the value of their shares. In the last two completed fiscal years, the price of our common stock has ranged from $0.36 to $11.40. A variety of factors may affect the market price of our common stock including, but not limited to:
•	changes in expectations as to our future financial performance;

•	our involvement in litigation;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in laws and government regulations;

•	developments concerning our proprietary rights;

•	public perception relating to the commercial value or reliability of any of our lighting products;

•	future sales of our common stock or issues of other equity securities convertible into or exercisable for the purchase of common stock; and

•	general stock market conditions.
     Trading in our common stock is sporadic and an established trading market may not be developed or sustained.
     Our shares do not at this time qualify for listing on any national securities exchange, and we cannot assure you that our shares will ever be listed on a national securities exchange. Prior to the close of trading on May 18, 2009, our shares were traded on the OTC Bulletin Board. After the close of trading on May 18, 2009, our common stock was removed from the OTC Bulletin Board because we had not filed our 2008 Form 10-K by that date. Our common stock is currently traded on the pink sheets, a centralized quotation service maintained by Pink OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is quoted in the pink sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the pink sheets generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely in the pink sheets. Accordingly, prices for, and coverage of, securities quoted solely in the pink sheets may be difficult to obtain. In addition, stocks quoted solely in the pink sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, NYSE Amex or The Nasdaq Stock Market. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of its securities.
     At its current levels, our common stock is considered a “penny stock” and may be difficult to sell.
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
     Since beginning our current business, we have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Rather, we currently intend to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on an investment in our common stock would come only from an increase in the value of our common stock.
     Two stockholders and certain of their affiliates, collectively, beneficially own a significant portion of our outstanding capital stock and are able to influence our actions.
     LED Holdings, Pegasus IV and certain of their affiliates, collectively, beneficially own 239,975 shares of our Series C Preferred Stock, 2,000,000 shares of our Series B Preferred Stock and 56,670,563 shares of our outstanding common stock, which represents approximately 82% of our fully-diluted capital stock and 71% of the voting power of all of our outstanding shares of capital stock as of June 26, 2009. Due to the significant amount of voting power held by LED Holdings, Pegasus IV and their affiliates, they have the ability to greatly influence the election of our board of directors and to approve or disapprove all other matters requiring the vote of stockholders.
     Because there is a potential for significant future dilution of our existing stockholders, their percentage ownership and control over company matters could be reduced.
     Currently, we are authorized to issue up to 495,000,000 shares of our common stock. As of June 26, 2009, 30,182,066 shares of our common stock were issued and we may be obligated to issue up to 40,995,629 shares of our common stock to the holders of our outstanding 6% Convertible Preferred Stock, Series B Preferred Stock, warrants for the purchase of common stock, stock options and warrants to be issued pursuant to a convertible note. The authorized but unissued shares of common stock may be issued by us in such transactions and at such times as our board of directors considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Any such issuance that is not made solely to all then-existing common stockholders proportionate to their interests (as in a stock dividend or stock split) will result in dilution to each stockholder by reducing his or her percentage ownership of the total outstanding shares.
     We are contractually obligated to conduct a rights offering to all current common and preferred stockholders and all warrant holders and to cause a registration statement regarding the rights offering to be declared effective by the Securities and Exchange Commission (the “SEC”) no later than July 31, 2009. To the extent that an individual holder of common or preferred stock or warrants does not subscribe for rights under the proposed offering, the holder of the common or preferred stock or warrants may be diluted.

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
ITEM 2. Properties (see Items 1 and 2. Business and Properties).
ITEM 3. Legal Proceedings.
     On February 19, 2008, Philips SSL filed a civil lawsuit in the United States District Court for the District of Massachusetts (“Massachusetts I”) against: (i) us; (ii) LED Holdings; and (iii) LED Effects, Inc., an entity whose assets were acquired by LED Holdings (Philips Solid-State Lighting Solutions, Inc., et al. v. Lighting Science Group Corporation et al., U.S. District Court, District of Massachusetts, Civil Action No. 1:08-cv-10289). This lawsuit alleges that the defendants have infringed five (5) related patents all formerly owned by Color Kinetics, Inc., a company acquired by Philips SSL’s parent, Koninklijke Philips Electronics N.V., in August 2007. The asserted patents are all directed to the use of LEDs to produce different colors of light. The complaint did not specify any particular accused products. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. In September 2008, Philips SSL specifically alleged infringement of one or more claims of the patents by twenty-six (26) of our products originating out of LED Effects that utilize red, green and blue LEDs to produce various colors of light and one version of the EYELEDS product that has not yet been sold in the United States. The twenty-six (26) accused products have not and do not represent a significant portion of our revenues.
     On March 7, 2008, the Company and LED Effects filed a complaint in Sacramento, California Superior Court (“California I”) against Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation and Philips Solid-State Lighting Solutions, Inc. as successor to Color Kinetics Inc. (collectively, “Philips”) (Lighting Science Group Corporation, et al. v. Koninklijke Philips Electronics, N.V., et al., Superior Court of the State of California, County of Sacramento, Case Number 34-2008-00005454). The complaint alleges breach of the covenant of good faith and fair dealing, breach of fiduciary duty, intentional interference with economic relationship, negligent interference with economic relationship, violation of Business & Professions Code § 17200, and misappropriation of trade secrets by Philips. The complaint requests injunctive and monetary relief. The Complaint was amended on March 19, 2008 to add LED Holdings as a plaintiff. Philips removed the matter to Federal court in the Eastern District of California, whereupon the Company filed a motion for remand to state court. On June 3, 2008, the Federal court remanded the case back to California Superior Court.
     On April 18, 2008, Philips SSL amended its complaint in the Massachusetts I action to add Koninklijke Philips Electronics N.V. as a plaintiff and to assert declaratory judgment claims which, for the most part, are mirror images of the claims made in the California I action. The District Court in the Massachusetts I action has ordered that the patent issues proceed and Philips’ declaratory judgment counterclaims be stayed.
     On July 9, 2008, the Company, LED Effects and LED Holdings answered the amended complaint in the Massachusetts I action and asserted counterclaims that they do not infringe, the patents are invalid, the patents are unenforceable due to inequitable conduct before the Patent Office, and other defenses.
     On September 23, 2008, after receiving a letter from Philips asserting infringement of two patents that were not asserted in Massachusetts I, we filed a declaratory judgment action in the United States District Court for the Eastern District of California (“California II”) seeking to declare U.S. Patent No. 7,250,774 owned by Philips invalid and not infringed (Lighting Science Group Corporation v. U.S. Philips

Corporation and Koninklije Philips Electronics N.V., U.S. District Court, Eastern District of California, Civil Action No. 2:08-cv-2238).
     On September 26, 2008, Philips filed a complaint in the United States District Court for the District of Massachusetts (“Massachusetts II”) alleging that we infringe U.S. Patent No. 6,697,448 directed to the use of LEDs to produce different colors of light and previously owned by Color Kinetics, Inc. and U.S. Patent No. 7,250,774 directed to a luminaire structure (Philips Solid-State Lighting Solutions, Inc., et al. v. Lighting Science Group Corporation, et al., U.S. District Court, District of Massachusetts, Civil Action No. 1:08-cv-11650). The complaint does not specify the products accused of infringement. We moved, in part, to dismiss, transfer or stay the Massachusetts II action in favor of the California II action. Philips moved to consolidate the Massachusetts II action with the Massachusetts I action.
     On October 7, 2008, the Superior Court in California I issued a preliminary injunction against Philips preventing Philips from using or relying on any confidential or trade secret information obtained from us. In granting the motion for a preliminary injunction sought by us, the court found that we were “likely to prevail on the merits” in our pending action against Philips.
     On December 1, 2008, Philips moved to dismiss or transfer the California II action. On February 3, 2009 the California II action was dismissed in favor of the Massachusetts II action proceeding.
     On January 16, 2009, Philips filed a cross-complaint in the California I action against plaintiffs alleging six claims: (i) breach of contract, (ii) intentional interference with contract, (iii) intentional interference with contract with respect to the Times Square Ball project, (iv) misappropriation of trade secrets, (v) unfair competition, and (vi) declaratory relief. We have filed an answer.
     On February 9, 2009, in the Massachusetts I action, the Court consolidated proceedings regarding U.S. Patent No. 6,697,448 with the Massachusetts I action, leaving only U.S. Patent No. 7,250,774 directed to a luminaire structure in the Massachusetts II action. We filed our answer and counterclaims. A motion by us to stay the Massachusetts II action while the Massachusetts I action goes forward is presently before the Court.
     Discovery has been proceeding in the California I and Massachusetts I actions. In the California I action, Philips was sanctioned for failure to properly respond to discovery requests and Philips paid the Company five thousand United States dollars (US$5,000.00).
     Various discovery and procedural motions are pending in the California I action and the Massachusetts I action.
     On March 17, 2009, the Company and Philips entered into a Stay Agreement to stay all the pending actions for thirty (30) days in order to facilitate settlement discussions. The stay was subsequently extended to July 15, 2009.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on October 2, 2008. The following matters were voted on by our stockholders at the Annual Meeting:
1.	The following directors were elected to serve one-year terms, and the following number of stockholder votes were cast for each director:

	Stockholder Votes	Abstentions and
Nominee	For	Votes Withheld
Robert Bachman	22,430,960	26,233
David Bell	21,056,398	1,400,795
Donald Harkleroad	22,430,945	26,248

	Stockholder Votes	Abstentions and
Nominee	For	Votes Withheld
Richard Kelson	21,057,268	1,399,925
Govi Rao	22,378,519	78,674
Bonnie Reiss	22,378,819	78,674
Daryl Snadon	22,423,635	33,558
Richard Weinberg	21,056,348	1,400,845
All nominees for director were elected.
2.	The amendment to the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”) to increase the number of shares authorized pursuant to the 2005 Plan from 500,000 shares to 5,000,000 shares, to increase for Covered Employees (as defined in the Amended Plan) the maximum number of shares (underlying awards) that may be granted from 100,000 shares to 500,000 shares in any fiscal year, and to revise the 2005 Plan to avoid adverse tax consequences resulting from changes in applicable laws was approved with the following number of stockholder votes being cast:

		Broker Non-
Votes For	Votes Against	Votes / Abstained
22,349,971	97,838	9,384
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Prior to the close of trading on May 18, 2009, our common stock was traded over the counter on the OTC Bulletin Board under the symbol “LSCG.OB.” After the close of trading on May 18, 2009, our common stock was removed from the OTC Bulletin Board because we had not filed our 2008 Form 10-K by that date. Our common stock is currently traded in the pink sheets, a centralized quotation service maintained by Pink OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities. Our trading symbol in the pink sheets is “LSCG.PK.” The pink sheets is a limited and sporadic trading market.
     The following table sets forth the range of high and low bid information for our common stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	HIGH	LOW
2009
First Quarter	$0.90	$0.52
2008
Fourth Quarter	$3.30	$0.36
Third Quarter	$5.30	$1.65
Second Quarter	$7.20	$4.80
First Quarter	$10.20	$2.85
2007
Fourth Quarter	$10.60	$4.40
Third Quarter	$11.40	$6.60
Second Quarter	$10.40	$5.00
First Quarter	$8.40	$5.80

     As of June 26, 2009, there were 30,182,066 shares of common stock issued and held of record by approximately 600 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).
     The last reported sales price of our common stock in the pink sheets on June 26, 2009 was $0.60 per share.
     We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.
     On July 6, 2005, our board of directors adopted the 2005 Plan, and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. A total of 250,000 shares of common stock were initially reserved for issuance pursuant to the 2005 Plan. In October 2008, the 2005 Plan was amended and restated (the “Amended and Restated Equity-Based Compensation Plan”), and the total number of shares of common stock reserved under the Amended and Restated Equity-Based Compensation Plan was increased to 5,000,000.
     The following table sets forth information as of December 31, 2008, with respect to compensation plans under which shares of our common stock may be issued.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under
	Options, Warrants and	Options, Warrants and	Equity Compensation
Plan	Rights	Rights	Plans
Equity Compensation Plans Approved by Security Holders	895,667	$5.77	3,263,083
Equity Compensation Plans Not Approved by Security Holders	—	—	—
     On November 11, 2008, we issued a total of 59,073 shares of common stock to our seven outside directors in a private placement for settlement of $20,000 due to each director as compensation for service as a director. This consideration was based on the average closing price of the stock for the period beginning September 1, 2008 and ending September 30, 2008. These issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act.
     On March 20, 2009, we issued a total of 237,692 shares of common stock to our seven outside directors in a private placement for settlement of $20,000 due to each director as compensation for service as a director. This consideration was based on the average closing price of the stock for the period beginning December 1, 2008 and ending December 31, 2008. These issuances were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
     This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward- looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us. These statements may be found under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “DESCRIPTION OF BUSINESS,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “RISK FACTORS” and matters described in this Annual Report generally.
Overview
     We design, manufacture and market environmentally friendly LED lighting solutions for consumer and professional applications. Our power management, thermal management, controls and micro-electronics designs are engineered to enhance lighting performance, reduce energy consumption, lower maintenance costs and eliminate the use of hazardous materials.
     Our revenues are primarily derived from sales of display lighting products, lighting products for the gaming industry, certain custom developed lighting installations, lowbay fixtures, standard form factor retrofit lamps and light engines. Although our financial results are dependent in part on the pricing and cost of these products, they are currently primarily dependent on the level of selling, general and administrative, compensation and other operating expenses.
     We entered into an Exchange and Contribution Agreement on October 4, 2007 (the “Exchange Agreement”) with LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”). LED Holdings was formed on or about June 5, 2007 for the purpose of acquiring, and on June 14, 2007 LED Holdings acquired, 100% of the operations and net assets of LED Effects, Inc. (“LED Effects”), a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications. Pursuant to the Exchange Agreement, we: (i) acquired substantially all of the assets of LED Holdings including, among other things, $15,000,000 in cash and cash equivalents, 180 shares of common stock of LED Effects Japan K.K., 200 shares of common stock of Kabushiki Kaisha LED Systems, leases, equipment, inventory, accounts receivable, contracts, permits, records, and intellectual property, and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares (adjusted to reflect the reverse stock split of our common stock in January 2008) of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the Company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.
     We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 and the amounts used in management’s discussion and analysis included in this Item 7 as they relate to this period are those of LED Holdings, presented in accordance with FAS 154. Because LED Holdings had no operations prior to its acquisition of the net assets of LED Effects, the historical financial statements included in Item 8 of this Form 10-K for periods prior to June 14, 2007 are those of LED Effects. Therefore, the historical financial statements presented in Item 8 of this Form 10-K for the period beginning on June 14, 2007 and ending on December 31, 2007 include the operations of LED Holdings from June 14, 2007 through October 4, 2007 and the consolidated operations of LED Holdings and Lighting Science Group from October 4, 2007 through December 31, 2007. See Note 1 to the Consolidated Financial Statements.
     On April 22, 2008, we acquired all of the outstanding capital shares of Lighting Partner B.V. (“LPBV”), a limited liability company incorporated under the laws of the Netherlands. Pursuant to this acquisition, we paid $5,000,000 and issued 4,632,000 shares of common stock to the former stockholders of LPBV. In order to satisfy any indemnification obligations of the former stockholders of LPBV under the Share Purchase Agreement, 1,120,000 of such shares were held back by the Company and will be held for a period of two years from the closing date, subject to the limitations set forth in the Share Purchase Agreement. LPBV is a Netherlands-based company engaged in the business of designing, developing and manufacturing LED and halogen based lighting fixtures for residential, commercial and retail applications.
     On July 29, 2008, we acquired the net assets of Lamina Lighting, Inc. (“Lamina”) for a purchase price of $4,500,000. We also agreed to pay an earn-out payment of up to $10,500,000 to Lamina based on sales from products and components developed by Lamina through December 31, 2009. The earn-out payment, if any, is anticipated to be paid in the second quarter of 2010. Lamina was a New Jersey-based company engaged in the business of developing and manufacturing light engines for use in LED lighting fixtures and applications. In connection with the acquisition of the net assets of Lamina, we also entered into a Loan Authorization Agreement with BMO whereby BMO agreed to provide us with a $20 million line of credit. The line of credit matures on written demand by BMO, but in no event later than July 25, 2009, and is guaranteed by Pegasus Partners IV, LP (“Pegasus IV”).
Results of Operations
Year Ended December 31, 2008 compared to the Period June 14, 2007 through December 31, 2007 (“December Stub Period”) and for LED Effects for the Period January 1, 2007 through June 13, 2007 (June 2007 Stub Period”).
Revenues
     Revenues for the year ended December 31, 2008 were $20,759,000, as compared to $4,616,000 and $3,675,000 for the December Stub Period and the June Stub Period, respectively. This increase in revenues is primarily due to the combination of the operations of LED Holdings and Lighting Science Group pursuant to the Acquisition, our acquisition of LPBV (the operations of which are included for eight months in 2008) and the purchase of the net assets of Lamina (the operations of which are included for five months in 2008). On a pro-forma basis that includes revenues from both LPBV and Lamina on a full-year basis, total revenues for 2008 would have been $28,600,000 compared to revenues of $32,300,000, calculated on the same pro-forma basis, for the combined Stub Periods in 2007. The reduction in pro forma revenues in 2008 can be attributed to a decrease in the sale of our EYELEDS products as well as a reduction in purchases by one of our primary customers in Europe in 2008, which was partially offset by higher sales volumes of retail display lighting, lowbay luminaires and standard form factor retrofit LED lamps from product lines not acquired from LPBV or Lamina.
Cost of Goods Sold
     Cost of goods sold for the year ended December 31, 2008, were $16,689,000, as compared to $3,527,000 and $2,606,000 for the December Stub Period and the June Stub Period, respectively. The increase in cost of goods sold over these periods was primarily due to the increase in sales volume arising from the combination of the operations of LED Holdings and Lighting Science Group pursuant to the Acquisition, our acquisition of LPBV (the operations of which are included for eight months in 2008), the purchase of the net assets of Lamina (the operations of which are included for five months in 2008). Cost of goods sold for the December Stub Period and the June Stub Period were $6,133,000, in the aggregate, which was $10,556,000 less than cost of goods sold for the year ended December 31, 2008.

     The gross margin on revenues earned in 2008 was $4,070,000 or 20% compared to $1,089,000 or 24% in the December Stub Period and $1,069,000 or 29% in the June Stub Period. The increase in the total gross margin earned is due primarily to the increase in total consolidated revenues in 2008 over the period in 2007. The decrease in the percentage margin on revenues in 2008 was primarily due to a change in product mix as higher margin custom projects contributed a lower proportionate amount of revenue and higher per unit production costs related to the release of new lamp and fixture products in 2008.
Sales and Marketing Expenses
     Summarized in the table below are sales and marketing expenses comparing the year ended December 31, 2008 with the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Sales and Marketing Expenses	$5,848,000	$963,000	$108,000	$1,071,000
     Sales and marketing expenses increased significantly during the year ended December 31, 2008 from the December Stub Period and the June Stub Period. The increase in sales and marketing expense is related to: (i) the additional sales and marketing costs incurred related to the products and businesses acquired pursuant to the Acquisition and from LPBV and Lamina, (ii) the development of our sales agent network in North America, (iii) the hiring of additional sales and marketing staff to assist with the implementation of our sales strategy and to support the launch of new products, and (iv) sales and promotional expenses related to new product lines introduced in 2008. Sales and marketing expenses for the December Stub Period and the June Stub Period were $1,071,000, in the aggregate, which was $4,777,000 less than our sales and marketing expenses for the year ended December 31, 2008.
Operations Expenses
     Summarized in the table below are operations expenses for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Operations Expenses	$13,786,000	$2,396,000	$128,000	$2,524,000
     Operations expenses increased significantly during the year ended December 31, 2008 compared to the December Stub Period and the June Stub Period mainly due to: (i) increases in the number of staff employed in supply management, including employees assumed pursuant to the Acquisition, our acquisition of LPBV and the net assets of Lamina, (ii) increases in third party contract costs and external testing and certification costs related to our research and development activities and (iii) additional provisions of approximately $4,450,000 made against inventory for obsolescence and slow moving items.

Operations expenses for the December Stub Period and the June Stub Period were $2,524,000, in the aggregate, which was $11,262,000 less than our operations expenses for the year ended December 31, 2008.
General and Administrative Expenses
     Summarized in the table below are general and administrative expenses for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
General and administrative expenses	$23,225,000	$2,875,000	$330,000	$3,205,000
     General and administrative expenses increased during the year ended December 31, 2008 compared to the December Stub Period and the June Stub Period mainly due to: (i) the incurrence of a full year of staff costs for senior managers hired in the fourth quarter of 2007, (ii) hiring additional staff to fulfill certain management and administrative functions, (iii) increases in facilities costs, primarily as a result of our completed business acquisitions, (iv) an increase in legal and other professional fees in connection with our completed 2008 financings, and increased activity related to patents and other intellectual property, (v) legal fees of approximately $5,000,000 related to the Philips litigation, and (vi) compensation expense of $3,800,000 related to our grant of stock options and restricted stock during the year ended December 31, 2008. General and administrative expenses for the December Stub Period and the June Stub Period were $3,205,000, in the aggregate, which was $20,020,000 less than our general and administrative expenses for the year ended December 31, 2008.
Impairment of Goodwill and Other Intangible Assets
     Summarized in the table below are impairment of goodwill and other intangible asset expenses for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Impairment of goodwill and other intangible assets	$53,110,000	$—	$—	$—
     During the fourth quarter of 2008, we completed our assessment of the carrying value of the goodwill and intangible assets that we previously recorded and determined that it was necessary to record an impairment charge in 2008. A number of factors that occurred in 2008 gave rise to the impairment of the carrying value of the goodwill and intangible assets, including: (i) delays in the development and launch of several new products, (ii) delays in obtaining certifications for products, (iii) product failures, (iv) customer delays on custom projects, (v) the lack of the availability of financing for customers to complete significant projects and installations, (vi) the general slowdown in construction spending, and

(vii) the reduction in the market price of our common stock and the multiple attributed to our common stock. As a result of these factors, we reviewed and amended our cash flow projections for each of our businesses and products. Generally, we reduced the sales forecasts that we had otherwise relied on for our internal planning and forecasting. This reduction in the future cash flows of the business along with a reduction in the total enterprise value of the Company, based on the traded market price for our common stock, resulted in the significant impairment charge in 2008. The impairment charge was made up of charges against the following assets: (i) goodwill recorded as a result of the Acquisition ($42,606,000), (ii) technology and patents recorded pursuant to the Acquisition ($2,420,000), (iii) goodwill recorded pursuant to our acquisition of LPBV ($6,159,000), and (iv) trademarks, technology and patent and customer relationship assets recorded pursuant to our acquisition of LPBV ($1,925,000). Included in the total goodwill charge related to the Acquisition is the additional goodwill that we recorded in response to certain comments that we received from the Securities and Exchange Commission related to our Form 10-K for the year ended December 31, 2007.
Depreciation and Amortization Expenses
     Summarized in the table below are depreciation and amortization expenses for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Depreciation and amortization	$4,354,000	$670,000	$7,000	$677,000
     Depreciation and amortization expense increased in the year ended December 31, 2008 compared to the December Stub Period as we recorded a full year of amortization of the intangible assets acquired pursuant to the Acquisition, and we also recorded amortization expense related to the intangible assets acquired pursuant to our acquisitions of LPBV and the net assets of Lamina. Prior to the Acquisition in October 2007, we had a significantly lower carrying value for intangible assets and a significantly lower quarterly amortization rate. During the June Stub Period, no intangible assets were amortized by LED Effects. Depreciation and amortization expenses for the December Stub Period and the June Stub Period were $677,000, in the aggregate, which was $3,677,000 less than our depreciation and amortization expenses for the year ended December 31, 2008.
Interest Expense (Net)
     Summarized in the table below is interest expense, net of interest income, for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Interest expense (net)	$1,237,000	$(172,000)	$(1,000)	$(173,000)

     Interest expense, net of interest income, increased substantially for the year ended December 31, 2008 as we were in a net debt position for most of the second half of 2008. During the second half of 2008, we incurred interest expense under the BMO line of credit and under the IFN Finance and ABN AMRO lines of credit and term loan agreements of LPBV. During the December Stub Period, we had net interest income as a result of our significant cash balances from the issuances of capital stock. During the June Stub Period, LED Effects carried small average cash balances resulting in net interest income. Net interest income for the December Stub Period and the June Stub Period was $173,000, in the aggregate, which was $1,410,000 less than the net interest expense incurred during the year ended December 31, 2008.
Other Income (Net)
     Summarized in the table below is other income, net of other expenses, for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Other income (expense)(net)	$319,000	$744,000	$(35,000)	$709,000
     For the year ended December 31, 2008 and for the December Stub Period, other income relates mainly to the change in the fair value of the derivative instruments that have been recorded as derivative liabilities and the accretion of the 6% Preferred Stock redemption value. We acquired the derivative liabilities pursuant to the Acquisition in October 2007. The value of our derivative liabilities was calculated based on a Black-Scholes model, which took into account the closing price of our common stock at the end of the period, the risk free interest rate and the remaining term to expiration of the derivative. The significant income amount for the year ended December 31, 2008 was primarily related to the decrease in our common stock price, which gave rise to a reduction in the total derivative liability which was only partially offset by the net accretion of the redemption value of the outstanding 6% Preferred Stock. During the December Stub Period, the significant amount of income was mainly due to the conversion of a large number of 6% Preferred Stock which resulted in the reversal of amounts previously accreted. LED Effects had no derivative liabilities recorded on its accounts during the June Stub Period. Other income, net of other expenses, for the December Stub Period and the June Stub Period was $709,000, in the aggregate.
Income Tax Expense (Benefit)
     Summarized in the table below is the income tax expense (benefit) for the year ended December 31, 2008 compared to the December Stub Period, the June Stub Period and the aggregate of the December Stub Period and the June Stub Period:

Aggregate of the
December Stub
		December Stub		Period and the
		Period (June 14,	June Stub Period	June Stub Period
	Year Ended	2007 through	(January 1, 2007	(Year Ended
	December	December	through June	December
	31, 2008	31, 2007)	13, 2007)	31, 2007)
Income tax expense (benefit)	$(2,207,000)	$—	$172,000	$172,000

     The income tax benefit recognized during the year ended December 31, 2008 was mainly a result of: (i) $943,000 related to recording the income tax benefit of the post-acquisition operating losses of LPBV and (ii) a reduction of the deferred tax liability related to the intangible assets recorded on the acquisition of LPBV. We have recorded the income tax benefit of the post-acquisition operating losses of LPBV based on its forecast results for future periods and prior years operating results. We have not recorded income tax benefits on any operating losses of our U.S. operations due to the fact we have no prior history of operating income and we have substantial net operating loss carryforwards.
     During the December Stub Period, no income tax expense or benefit was recognized for several reasons. First, prior to the Acquisition, LED Holdings’ business was conducted through a limited liability company and all tax related costs and benefits were passed through to the interest holders of the limited liability company. Second, all operations subsequent to the Acquisition were conducted by the Company, which had no prior history of operating income and had significant net operating loss carryforwards. Therefore, no income tax expense or income tax benefit from operating losses was recorded in the December Stub Period. During the June Stub Period, the income tax expense of $172,000 relates to the tax expense recorded on the operating income of LED Effects.
Liquidity and Capital Resources
     Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, other short-term loans and cash flows from operating activities. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of May 29, 2009, we had a backlog of open orders of approximately $9,200,000. These orders are expected to ship throughout 2009. We also recorded approximately $600,000 of unearned revenue which mainly represented deposits received for milestone payments achieved on custom projects.
     During 2008, we used approximately $28,793,000 of cash in operations including net investments in operating working capital. This was mainly as a result of payments for our operating costs. During 2008, we also used approximately $12,625,000 in our investing activities. The main uses of cash from investing activities were payments totaling $6,190,000 made to complete the acquisition of LPBV in April 2008 and payments totaling approximately $4,763,000 to acquire the net assets of Lamina. We also purchased property and equipment totaling approximately $1,671,000.
     During 2008 and 2009, we had borrowings pursuant to certain unsecured promissory notes. Specifically, on December 19, 2008, we borrowed $1,950,000 from Pegasus IV and $50,000 from certain officers of the Company, including Govi Rao, our Chairman and former Chief Executive Officer. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to June 30, 2009. We subsequently borrowed an additional $9,500,000, in the aggregate, from Pegasus IV pursuant to three separate promissory notes issued on February 13, 2009, April 17, 2009 and May 11, 2009. All of the notes, except the note issued on May 11, 2009 bore interest at a rate of 8% per annum. The note issued on May 11, 2009 bore interest at 14% per annum. The table below sets forth a summary of these promissory notes, including the dates they were issued, the aggregate amount borrowed and the maturity date of such notes.

Aggregate Amount
Borrowed Under
Date	Notes	Maturity Date
December 19, 2008	$2.0 million	March 2, 2009
February 13, 2009	$7.0 million	June 30, 2009
April 17, 2009	$2.0 million	May 15, 2009
May 11, 2009	$0.5 million	May 31, 2009

     On May 15, 2009, we entered into a convertible note agreement (the “Convertible Note”) for approximately $31,650,000 with Pegasus IV. Specifically, pursuant to the Convertible Note, we borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 27, 2009. Interest on the outstanding principal balance under the Convertible Note accrues at the rate of 14% per annum. All principal and accrued interest on the Convertible Note is due on the earlier of: (a) July 31, 2009 or (b) the closing date of the Rights Offering (discussed below). If the registration statement for the Rights Offering is declared effective by the Securities and Exchange Commission prior to July 31, 2009, the maturity date would be extended until the closing date of the Rights Offering, but in no event will the maturity date be later than September 3, 2009. The proceeds of the borrowings on the Convertible Note were used to repay the promissory notes issued to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under the BMO line of credit. So long as any amounts remain outstanding under the Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 million in the aggregate pursuant to the BMO line of credit.
     As a condition to entering into the promissory note on February 13, 2009, and as the condition was later amended upon entering into the Convertible Note, we agreed to use our best efforts to conduct a rights offering (the “Rights Offering”) pursuant to which we would offer at least 38,916,295 units at $1.006 per unit and cause a registration statement regarding the Rights Offering to be declared effective by the SEC no later than July 31, 2009. As currently contemplated and if the Rights Offering is consummated, the holders of our common stock, 6% Convertible Preferred Stock, Series B Preferred Stock, and warrants to purchase common stock (the “Holders”) will receive one subscription right to purchase one unit at $1.006 per unit, each unit consisting of 1.006 shares of newly authorized Series D Preferred Non-Convertible Preferred Stock (“Series D Preferred Stock”) and one warrant to purchase one share of our common stock, for every one share of common stock issued (or issuable upon conversion or exercise) to such Holder on the record date of the Rights Offering. Additionally, each of our employees will be entitled to participate in the Rights Offering for an aggregate amount of up to 10% of the rights offered to the Holders. The source of the rights allocated to employees will be determined at the time of the Rights Offering. We plan to keep the Rights Offering open for a period of 30 days.
     On the closing date of the Rights Offering, each $1.006 of outstanding principal and interest on the Convertible Note would automatically convert into one unit in the Rights Offering, and the Company would be released from all liability in respect of the repayment of principal and interest. Pegasus IV also has the option to convert all or a portion of the outstanding principal and interest on the Convertible Note prior to the closing of the Rights Offering. Because of the conversion features of the Convertible Note and the voluntary nature of participation in the Rights Offering by the Holders, we may receive little or no additional capital as a result of the Rights Offering (other than the $31,650,000 already funded by Pegasus IV).
     At December 31, 2008, we entered into agreements with two of our law firms whereby we issued 251,739 shares of Series C Preferred Stock to such firms to settle their outstanding legal fees in the aggregate amount of approximately $3,200,000. We also issued warrants for the purchase of 3,776,078 shares of common stock to such firms. The warrants to purchase common stock are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock. These shares of Series C Preferred Stock and warrants were subsequently acquired by Pegasus IV and Govi Rao.
     As previously discussed, in July 2008, we acquired the net assets of Lamina for $4,500,000. In connection with this acquisition, we entered into an agreement with BMO to obtain a demand line of credit in the amount of $20,000,000. The demand line of credit is available to us for working capital and other corporate purposes. As of May 29, 2009, the amount of indebtedness owed by the Company on the BMO line of credit was approximately $2,500,000. The BMO line of credit matures on written demand by BMO, but in no event later than July 25, 2009. In the event that the line of credit is called by BMO prior to July 25, 2009 and the Company has not obtained alternative financing, Pegasus IV has agreed to extend a bridge loan to the Company for up to six months for the amount of the then-outstanding aggregate principal amount of the line of credit plus an additional $2,000,000 (up to an aggregate of $20 million).

     To finance our acquisition of LPBV, we sold 2,083,333 shares of common stock to LED Holdings pursuant to a stock purchase option granted to LED Holdings pursuant to the Acquisition in October 2007. We received $10,000,000 as consideration for this issuance to LED Holdings. LPBV has also negotiated short- and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At March 31, 2009, the total amount outstanding under the ABN AMRO facilities was approximately $1,929,000 and the total amount outstanding under the IFN Finance facility was $1,905,000. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short- and long-term facilities with ABN AMRO. We are currently not in compliance with this covenant and have not been since December 31, 2008. We have discussed a plan to remedy our noncompliance and expect a plan to be implemented in the second quarter of 2009. If we are not able to remedy the non-compliance with this covenant, ABN AMRO would have the right to accelerate the repayment obligation of the long-term facility and cancel the line of credit.
     We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the number of shares of 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy our dividend obligation.
     Since February 19, 2008, we have been involved in patent infringement litigation with Philips. Specifically, Philips seeks injunctive relief and compensatory and treble damages and attorneys’ fees for alleged infringement of certain patents. We cannot predict with any significant degree of certainty the outcome or resolution of this lawsuit or the timing for its resolution. We have incurred and may continue to incur significant expenses in defending and prosecuting this litigation, and we may incur damages if we are found liable to Philips If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows will be materially adversely affected.
     Currently, our strategy includes the outsourcing of certain manufacturing operations. Accordingly, except for any expenditures required to produce production tooling and molds for use by our contract manufacturers, we have made minimal investments in plant and equipment. If we increase sales and product deliveries, we may be required to make additions to select functional areas beyond current anticipated levels. Further, if we were to undertake the manufacture of certain or all of our products, capital expenditures would increase.
     We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. Furthermore, we have acquired the assets and businesses of LPBV and Lamina during the last twelve months. If we are successful in marketing our current products and developing additional new products or we make further acquisitions, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. We may be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed, to increase our marketing efforts or to make additional acquisitions.
      As reflected in the consolidated financial statements, we have incurred comprehensive losses of ($96,850,000) and ($4,892,688) during the years ended December 31, 2008 and 2007, respectively. As discussed in the operating results comparison, the 2008 loss included, among other items, a $53,110,133 impairment charge for goodwill and intangible assets, approximately $7,000,000 increase in legal fees, a $6,634,000 increase in overall operating expenses as a result of the two acquisitions and the start up of other international operations made during 2008, a $4,450,000 provision for obsolete and slow moving inventory, and a $2,050,187 compensation expense related to the grant of stock options and restricted stock during the year ended December 31, 2008, which substantially depressed our operating income. In addition, at December 31, 2008, our current working capital level was insufficient in our view to sustain our current levels of operations without substantial cost reductions.
     In response to these trends and conditions, we are in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations, specifically relocating financial operations from Dallas, Texas and the operations based in Westampton, New Jersey to our Satellite Beach, Florida offices; (ii) eliminating a substantial number of positions in both our European and U.S. operations (total headcount reduction is anticipated to be approximately seventy employees by September 1, 2009, of which forty-two terminations will have been completed as of June 30, 2009); and, (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses, and reducing third party professional services for technology and operations. In addition, to improve gross margin, we are in the process of: (i) outsourcing certain production to contract manufacturers; (ii) negotiating lower supply costs; (iii) consolidating vendors; and, (iv) reprioritizing the our product line.
     Although we are taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations and achieve a cash flow positive position on a monthly basis by the end of the fourth quarter 2009, there can be no assurance that all restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.
     Negative developments in the latter half of 2007 and during 2008 and 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through at least the second half of 2009. The global economic crisis and turmoil in the global financial markets has adversely impacted our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing. As a result, we have had difficulty identifying conventional lending sources. While we believe that our current cash balances, amounts available under our line of credit and other credit facilities, the cash received from the sale of our products and the anticipated proceeds from the Rights Offering will be sufficient to meet our expected cash needs, we may need to seek other potential sources of outside capital including entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.

Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A(T). Controls and Procedures.
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
     We carried out an evaluation subsequent to the period covered by this Annual Report, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Strategy and Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Senior Vice President, Strategy and Finance, concluded that our disclosure controls and procedures as of December 31, 2008 were not effective.
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
     In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). In accordance with the COSO Framework, management exercised its judgment to determine the nature and extent of tests to be used in performing its assessment. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Strategy and Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of this Annual Report. As a result of these assessments, we have concluded that our internal control over financial reporting was not effective as of December 31, 2008 as a result of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weaknesses described below were primarily due to our acquisitions of LPBV and Lamina during fiscal year 2008 and the Acquisition during fiscal year 2007. The acquired businesses were not public companies and did not maintain effective controls over financial reporting. As a result, we have had difficulty consolidating and integrating the financial accounting operations of these acquired businesses. Specifically, we identified the following material weaknesses:
•	We failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting.

•	We did not maintain sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, SEC reporting requirements and in internal control over financial reporting commensurate with our financial reporting requirements.

•	Due to our limited resources and our continued integration of the acquisitions of LPBV and Lamina during fiscal year 2008 and the Acquisition during fiscal year 2007, we were unable to: (i) adequately assess whether our existing controls were operating as designed and (ii) effectively implement additional necessary controls. Further, certain controls that were identified as requiring remediation or implementation were not completed as of December 31, 2008.
     Because management’s recent assessment has uncovered material weaknesses and in light of our acquisitions of LPBV and Lamina during the year ended December 31, 2008, we intend to retain a third party consultant to perform a more thorough and extensively documented assessment based on the COSO Framework.
     In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on From 10-K were fairly presented in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly presented in accordance with U.S. generally accepted accounting principles. Our management completed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and in performing its assessment, identified the material weaknesses described above. These material weaknesses have been discussed with the Audit Committee. The Audit Committee will oversee management’s implementation of the remedial measures described below. By implementing these remedial measures, management intends to improve our internal control over financial reporting and to avoid material misstatements in consolidated financial statements prepared for external purposes, in the future. Our management is working under the supervision of the Audit Committee to identify and implement additional corrective actions, where required, to improve the effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.
     We have implemented or are implementing the following measures, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:
•	The hiring of key additional accounting staff and financial reporting staff;

•	The acquisition of accounting and financial reporting research tools for the use of our staff;

•	The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures;

•	The implementation of an Enterprise Resource Planning software program designed to automate and systematize internal control over financial reporting; and

•	The engagement of the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.
     Management believes that, through implementation of the measures noted above, we have begun or will begin to address the conditions identified above as material weaknesses. We are monitoring the effectiveness of these measures, and of our internal control over financial reporting on an ongoing basis. We are continuing to assess our remediation plans and will take further action, as appropriate, to strengthen our internal control over financial reporting.
     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Our board of directors consists of eight (8) directors. Our bylaws allow for the number of directors to be set by the board of directors. Directors are elected annually to serve one-year terms.
     In connection with the Exchange Agreement, we entered into the Stockholder Voting Agreement, dated as of October 4, 2007, by and among us, LED Holdings, Ronald Lusk, Donald Harkleroad, Daryl Snadon and Robert Bachman (the “Voting Agreement”). The Voting Agreement governs the voting of stock held by LED Holdings and the other parties thereto in the election of members of the board of directors and has a term of two years. It provides that the board of directors of the Company is to consist of nine directors with: (i) four persons designated by the holders of the majority of the Series B Preferred Stock, (ii) four persons designated by the board of directors and (iii) the Chief Executive Officer of the Company.
     Set forth below is information concerning our directors and executive officers:

Name	Age	Position
Zach Gibler	42	Chief Executive Officer
Kathryn L. Reynolds	45	Senior Vice President, Strategy and Finance
Stephen Hamilton	44	Vice President — Finance
Frederic Maxik	47	Chief Scientific Officer
Govi Rao	46	Chairman
Robert Bachman	67	Director
David Bell	65	Director
Donald Harkleroad	61	Director
Richard Kelson	62	Director
Bonnie Reiss	53	Director
Daryl Snadon	62	Director
Richard Weinberg	49	Director
     Zach Gibler, 42, joined us as Vice President of Business Development in October 2007 and until June 2009 served as our Chief Business Development Officer. Mr. Gibler was appointed to serve as our Chief Executive Officer on June 11, 2009. Prior to joining the Company, from 1994 until 2007, Mr. Gibler held a variety of positions in sales management, marketing, and technology development with Acuity Brands, Inc., a corporation headquartered in Atlanta, Georgia that designs, produces and distributes indoor and outdoor lighting fixtures and related products. Mr. Gibler most recently served Acuity Brands from 2004 to 2007 by holding the position of Vice President of Product and Market Development for Holophane Lighting, Inc., one of its subsidiaries.

     Kathryn L. Reynolds, 45, joined us as Senior Vice President, Strategy and Finance in March 2009. Prior to joining us, Ms. Reynolds worked for Merrill Lynch & Co., Inc. from 1989 to 2002, serving eight years in International Investment Banking and five years in International Wealth Management where her last position was head of Global Private Wealth Services, the business operating unit she created and implemented to service the wealth management needs of family offices around the world. After retiring from Merrill Lynch in 2002, Ms. Reynolds started her own company in 2003, Reynolds Wallbrink LLC providing strategic consulting, restructuring and capital raising services to small, privately held companies. Clients included Securimetrics, Overture Financial Services, Coldwell Banker Europe, Cappello Capital and IX Energy. Ms. Reynolds is an operating advisor for Pegasus Capital, an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively own 82.3% of our common stock.
     Stephen Hamilton, 44, served as our Chief Financial Officer from November 2005 through October 4, 2007. He served as Vice President-Corporate Controller from October 4, 2007 through February 11, 2008. He was appointed to serve as our Vice President — Finance on February 12, 2008. Prior to joining us, Mr. Hamilton was a consultant with Grant Knauth, LLP from September 2004 through October 2005, and he served as Chief Financial Officer of Quadrem International Holdings, Limited, a multi-national company operating an electronic marketplace from January 2001 through September 2004.
     Fredric Maxik, 47, served as our Chief Technology Officer from June 2004 to October 2007. He also served as a director from August 2004 to October 2007. He was appointed Chief Scientific Officer in October 2007. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electronics in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Electronics in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik received his honorary PhD in physics from the University of Hong Kong in 1993.
     Govi Rao, 46, joined us as Chief Executive Officer and Chairman of our board of directors in October 2007. Since June 14, 2007, Mr. Rao has also served as President and CEO of LED Holdings, our largest stockholder which beneficially owns 63.0% of our common stock. Prior to that, Mr. Rao served as Vice President and General Manager for Philips Solid State Lighting from January 2006 through June 2007. From March 2003 through December 2005, he served as Vice President of Business Creation and Brand for Philips Lighting Company, and he was Senior Director of Professional Business for Philips Lighting Company from July 2002 through February 2003. Mr. Rao does not serve as a director of any other public company. Mr. Rao is an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively beneficially own 82.3% of our common stock. Effective as of June 11, 2009, Mr. Rao no longer served as our Chief Executive Officer, but he continued to serve as Chairman of our board of directors.

     Robert Bachman, 67, has served as a director for us since September 2003. He is the president and a director of USGT Investors Management Company, Inc., a Dallas-based investment/merchant bank that is the general partner of USGT Investors, L.P., a private venture capital/equity fund. Mr. Bachman’s service as a member of the board of directors is governed by the Voting Agreement.
     David Bell, 65, was appointed a member of our board of directors in October 2007. Mr. Bell filled one of the four vacancies resulting from the Acquisition and was appointed pursuant to the Voting Agreement discussed above. Mr. Bell serves as the Chairman of our Compensation Committee. Since March 16, 2006, Mr. Bell has served as Chairman Emeritus of The Interpublic Group of Companies (''Interpublic’’), a provider of advertising, specialized marketing and communication services. Previously, he served as Interpublic’s Co-Chairman from January 2005 until March 15, 2006, Chairman and Chief Executive Officer from February 2003 to January 2005 and Vice Chairman from June 2001 to February 2003. From March 1999 to 2001, Mr. Bell served as Chairman and Chief Executive Officer of True North Communications, Inc., a provider of advertising and marketing communication services. From 1992 to March 1999, he served as Chairman and Chief Executive Officer of Bozell Worldwide. Mr. Bell serves on the Board of Directors of Warnaco Group Inc. and Primedia, Inc. Mr. Bell is currently Chairman of PRO-AD PAC (the advertising industry’s political action committee) and is the Chairman of the Board of Directors of The National Forest Foundation and Co-Chairman of the Advertising Council Advisory Group. Mr. Bell is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively beneficially own 82.3% of our common stock.
     Donald Harkleroad, 63, has served as a director for us since September 2003. He is president of The Bristol Company, an Atlanta-based holding company with interests in the food, technology, and merchant banking industries. Mr. Harkleroad’s service as a member of the board of directors is governed by the Voting Agreement.
     Richard Kelson, 62, was appointed a member of our board of directors in October 2007. Mr. Kelson filled one of the four vacancies resulting from the Acquisition and was appointed pursuant to the Voting Agreement discussed above. Mr. Kelson serves as Chairman of our Audit and Executive Committees. Mr. Kelson currently serves as a member of the Board of Directors of MeadWestvaco Corporation and PNC Financial Services Group, Inc. He retired from Alcoa, Inc. in 2006, where he served as Chairman’s Counsel. Mr. Kelson also served as Alcoa’s Executive Vice President and Chief Financial Officer for nearly a decade. Prior to that, he was Alcoa’s Executive Vice President — Environment, Health and Safety and General Counsel, and a member of the Executive Counsel, which is the senior leadership group that provides strategic direction for the company. Since June 14, 2007, Mr. Kelson has served as a member of LED Holdings. Mr. Kelson is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively beneficially own 82.3% of our common stock.
     Bonnie Reiss, 53, was appointed a member of our board of directors in October 2007. Ms. Reiss filled one of the four vacancies resulting from the Acquisition and was appointed pursuant to the Voting Agreement discussed above. She serves as Chairman of our Sustainability Committee. Ms. Reiss has more than 25 years of experience in business and entertainment law, political organizing, finance and event production, as well as management of non-profits. Ms. Reiss served as Senior Adviser to Arnold Schwarzenegger’s Gubernatorial Campaign in 2003 and served as the senior advisor to the Governor during his first term, where she was involved in all policy development, state budgeting, political strategy, homeland security and legislative analysis. She served on the California State Board of Education from 2003-2005 and continues to advise the Governor as a board member of the California Recovery Team. Ms. Reiss is also an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively beneficially own 82.3% of our common stock.
     Daryl Snadon, 62, has served as a director for us since September 2003. He is the owner of Beltway Development Company, a Dallas-based real estate development company with a 30-year operating history. Mr. Snadon is the principal owner of 25 separate commercial properties in Texas and other states. He serves as an officer and director of numerous privately held corporations, as managing partner of numerous joint ventures, and as a member or partner of numerous limited liability companies and partnerships. Mr. Snadon’s service as a member of the board of directors is governed by the Voting Agreement.

     Richard Weinberg, 49, was appointed a member of our board of directors in October 2007. Mr. Weinberg filled one of the four vacancies resulting from the Acquisition and was appointed pursuant to the Voting Agreement discussed above. He serves as Chairman of our Governance Committee. Mr. Weinberg joined Pegasus Capital as a partner in 2005. Pegasus Capital is an affiliate of LED Holdings and Pegasus IV, our largest stockholders that collectively beneficially own 82.3% of our common stock. Mr. Weinberg has over 23 years of business development and complex financial and legal restructuring experience. From 2000 to 2005, Mr. Weinberg served as CEO of G-I Holdings (f/k/a GAF Corporation), leading that entity’s bankruptcy restructuring efforts, and from 1993 to 2005, he served as General Counsel and a senior executive of GAF Materials Corporation and International Specialty Chemicals, Inc., building products and specialty chemicals companies, respectively.
     Members of Audit Committee and Audit Committee Financial Expert
     The members of the Audit Committee are:
Richard Kelson — Chairman
Robert Bachman
David Bell
     Our board of directors has determined that Messrs. Kelson, Bachman and Bell are each “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K.
     Code of Ethics
     We have adopted a code of ethics that is applicable to all our employees and, in particular, to our senior officers including our Chief Executive Officer, Senior Vice President, Strategy and Finance, and Vice President — Finance. A copy of the code of ethics may be obtained from us without charge by writing to us at the following address:
Lighting Science Group Corporation
120 Hancock Lane,
Westampton, NJ 08060
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
     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2008, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders except: Mr. Craig Cogut (1 late filing/3 late transactions); Mr. Kevin Furry (1 late filing/1 late transaction); Mr. Stephen Hamilton (1 late filing/2 late transactions); Mr. Kenneth Honeycutt (1 late filing/1 late transaction); Mr. Fred Maxik (1 late filing/2 late transactions); Mr. Govi Rao (1 late filing/2 late transactions); Pegasus Capital LLC (1 late filing/3 late transactions); Pegasus Investors IV, L.P. (1 late filing/3 late transactions); Pegasus Investors IV GP, LLC (1 late filing/3 late transactions); and Pegasus Partners IV LP (1 late filing/3 late transactions).
Item 11. Executive Compensation.
     The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2008 by (1) each person who served as our principal executive officer during fiscal 2008; and (2) our two most highly compensated executive officers as of December 31, 2008 with compensation during fiscal 2008 of $100,000 or more (the “Named Executive Officers”).

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonquali-
						Non-	fied
						Equity	Deferred
						Incentive	Compen-
Name and					Option	Plan	sation	All Other
Principal		Salary	Bonus	Stock Awards	Awards	Compensa-	Earnings	Compensation
Position	Year	($)	($)	($) (1)	($) (2)	tion	($)	($) (3)	Total ($)
Govi Rao	2008	$425,000	—	$416,666	$34,625	—	—	—	$876,291
(Chairman and Chief Executive Officer) (4)	2007	$109,193	—	—	—	—	—	—	$109,193

Ken Honeycutt	2008	$268,568	—	$1,325,000	$34,625	—	—	—	$1,628,193
(President and Chief Operating Officer) (5)	2007	$154,304	—	$938,540	—	—	—	—	$1,092,844

Frederic Maxik	2008	$250,000	—	$194,444	$207,750	—	—	—	$652,194
(Chief Scientific Officer)	2007	$250,000	—	—	—	—	—	—	$250,000

(1)	Reflects the dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. For a description of the assumptions used in calculating the fair value of equity awards under FAS 123R, see the notes to the financial statements included with this report on Form 10-K.

(2)	Reflects the dollar amount expensed by us during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this report on Form 10-K.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)	Mr. Rao joined us as our Chairman and Chief Executive Officer on October 4, 2007. Effective as of June 11, 2009, Mr. Rao no longer served as our Chief Executive Officer.

(5)	Mr. Honeycutt served as our President and Chief Operating Officer from June 5, 2007 until February 2, 2009.

Employment Agreements
Govi Rao
     On October 4, 2007, we entered into an employment agreement with Govi Rao (the “Rao Employment Agreement”). Pursuant to the Rao Employment Agreement, Mr. Rao serves as our Chief Executive Officer and, without additional compensation, as Chairman of our board of directors. The Rao Employment Agreement has a term commencing on October 4, 2007 and continues until its termination. The Rao Employment Agreement may be terminated, without severance, by Mr. Rao voluntarily or by us with “cause.” In the event that Mr. Rao’s employment is terminated by us without “cause” or by Mr. Rao with “good reason,” Mr. Rao would be entitled to severance pay equal to his annual base salary. Under the Rao Employment Agreement, Mr. Rao is entitled to an annual base salary of $425,000 and a monthly automobile allowance of $1,500. We may also pay Mr. Rao bonuses at such times and in such amounts as our board of directors determines, and Mr. Rao is entitled to participate in the Amended and Restated Equity-Based Compensation Plan. Effective as of June 11, 2009, Mr. Rao no longer served as our Chief Executive Officer, but he continued to serve as Chairman. He is negotiating the terms of his continued service with the Company.
Frederic Maxik
     On October 4, 2007, we entered into an employment agreement with Mr. Maxik (the “Maxik Employment Agreement”), pursuant to which Mr. Maxik serves as our Chief Scientific Officer. The Maxik Employment Agreement has a term commencing on October 4, 2007 and continues until the fifth anniversary of that date. It may be terminated at any time, without severance, by Mr. Maxik voluntarily or by us with “cause.” In the event that Mr. Maxik’s employment is terminated by us without “cause” or by Mr. Maxik with “good reason,” Mr. Maxik would be entitled to severance pay equal to his annual base salary. Under the Maxik Employment Agreement, Mr. Maxik is entitled to an annual base salary of $250,000. We may also pay Mr. Maxik bonuses at such times and in such amounts as our board of directors determines, and Mr. Maxik is entitled to participate in the Amended and Restated Equity-Based Compensation Plan.
Kenneth Honeycutt
     On October 4, 2007, we entered into an employment agreement with Mr. Honeycutt (the “Honeycutt Employment Agreement”), pursuant to which Mr. Honeycutt served as our President and Chief Operating Officer. It has a term commencing on October 4, 2007 and continues until the third anniversary of that date. The Honeycutt Employment Agreement may be terminated at any time, without severance, by Mr. Honeycutt voluntarily or by us with “cause.” In the event that Mr. Honeycutt’s employment is terminated by us without “cause” or by Mr. Honeycutt with “good reason,” Mr. Honeycutt would be entitled to severance pay equal to his annual base salary. Under the Honeycutt Employment Agreement, Mr. Honeycutt is entitled to an annual base salary of $250,000. We may also pay Mr. Honeycutt bonuses at such times and in such amounts as our board of directors determines, and Mr. Honeycutt is entitled to participate in the Amended and Restated Equity-Based Compensation Plan. Mr. Honeycutt also agreed to waive his right to accelerated vesting of his restricted stock upon the “change in control” (as defined in Mr. Honeycutt’s Restricted Stock Award Agreement dated August 7, 2007) that occurred pursuant to the Acquisition. On February 2, 2009, Mr. Honeycutt ceased to act as our President and Chief Operating Officer. As of March 1, 2009, we terminated Mr. Honeycutt pursuant to the terms of the Honeycutt Employment Agreement.

Outstanding Equity Awards At Fiscal Year-End
     The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our Named Executive Officers that were outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
	Number		Awards:				Market	Unearned	Unearned
	of	Number of	Number of			Number of	Value of	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	(#)	($)
Govi Rao	—	12,500 (2)	—	$4.90	4/17/2013	375,000 (3)	$243,750	—	—

Ken Honeycutt	—	12,500 (4)	—	$4.90	4/17/2013	125,000 (5)	$46,250	—	—

Frederic Maxik	501 (6)	—	—	$6.40	2/21/2009	175,000 (8)	$64,750	—	—
	—	75,000 (7)		$4.90	4/17/2013

(1)	Assumes a market value of $0.37 per share of common stock, as reported by the OTC Bulletin Board on December 31, 2008.

(2)	These options were granted on April 17, 2008. 4,166, 4,167 and 4,166 of these options vested or will vest on April 17, 2009, April 17, 2010, and April 17, 2011, respectively.

(3)	Mr. Rao was awarded 375,000 shares of restricted stock on May 7, 2008. As long as Mr. Rao remains employed by us, his shares of restricted stock vest as follows: (i) 33% vest on the date that the Company’s gross revenues from the sale of products or licensing of technology (“Recognized Revenue”) equals $50 million, (ii) an additional 34% of the shares vest on the date that the Company’s Recognized Revenue equals $115 million, and (iii) the remaining 33% of the shares vest on the date that the Company’s Recognized Revenue equals $150 million. Any restricted shares that have not vested prior to May 7, 2011 will automatically vest.

(4)	These options were granted on April 17, 2008. 4,166, 4,167 and 4,166 of these options were scheduled to vest on April 17, 2009, April 17, 2010, April 17, 2011 and April 17, 2012, respectively, but will not vest because Mr. Honeycutt was terminated as of March 1, 2009.

(5)	Mr. Honeycutt was awarded 250,000 shares of restricted stock on August 5, 2007, pursuant to his employment agreement. 62,500 of these shares vested on each of August 5, 2007 and August 5, 2008. 62,500 of the remaining 125,000 awarded shares of restricted stock were scheduled to vest on each of August 5, 2009 and August 5, 2010, but will not vest because Mr. Honeycutt was terminated as of March 1, 2009.

(6)	These options were granted on February 21, 2006. 167 of these options were fully exercisable (vested) upon grant and 167 became fully exercisable (vested) on February 21, 2007. The remaining 167 options became exercisable (vested) on the change of control of the Company on October 4, 2007.

(7)	These options were granted on April 17, 2008. 25,000 of these options vested or will vest on each of April 17, 2009, April 17, 2010, and April 17, 2011.

(8)	Mr. Maxik was awarded 175,000 shares of restricted stock on May 7, 2008. As long as Mr. Maxik remains employed by us, his shares of restricted stock vest as follows: (i) 33% vest on the date that the Company’s gross revenues from the sale of products or licensing of technology (“Recognized Revenue”) equals $50 million, (ii) an additional 34% of the shares vest on the date that the Company’s Recognized Revenue equals $115 million, and (iii) the remaining 33% of the shares vest on the date that the Company’s Recognized Revenue equals $150 million. Any restricted shares that have not vested prior to May 7, 2011 will automatically vest.

Director Compensation
     The following table shows the overall compensation earned for the 2008 fiscal year with respect to each person who was a director as of December 31, 2008.

					Change in
					Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($) (1)	($)	($)	($)	Earnings	($)	($)
Robert Bachman	$80,000	—	—	—	—	—	$80,000

Donald Harkleroad	$80,000	—	—	—	—	—	$80,000

Daryl Snadon	$80,000	—	—	—	—	—	$80,000

Richard Kelson	$80,000	—	—	—	—	—	$80,000

Ronald Lusk (2)	—	—	—	—	—	$626,692 (3)	$626,692

David Bell	$80,000	—	—	—	—	—	$80,000

Richard Weinberg (4)	$80,000	—	—	—	—	—	$80,000

Bonnie Reiss	$80,000	—	—	—	—	—	$80,000

(1)	Each of our non-employee directors was issued 6,380 shares of our common stock between June 16, 2008 and June 26, 2008 in settlement of director fees for the fourth fiscal quarter of 2007 and the first fiscal quarter of 2008; 3,498 shares of our common stock on August 25, 2008 in settlement of director fees for the second fiscal quarter of 2008; 8,439 shares of our common stock on November 11, 2008 in settlement of director fees for the third fiscal quarter of 2008; and 33,956 shares of our common stock on March 20, 2009 in settlement of director fees for the fourth fiscal quarter of 2008.

(2)	Mr. Lusk resigned as a member of our board of directors on March 10, 2008.

(3)	Includes $84,647 paid to Mr. Lusk as compensation for his services as Vice Chairman during 2008 and $542,045 paid to Mr. Lusk pursuant to his separation agreement.

(4)	Mr. Weinberg serves on our board of directors as a designee of Pegasus Capital. Pursuant to the policies of Pegasus Capital, any fees paid to Mr. Weinberg are for the benefit of Pegasus Capital.

     For the year ended December 31, 2008, each non-executive member of our board of directors earned director fees of $80,000. It is our current policy to compensate each non-executive member of our board of directors on a quarterly basis by issuing such director stock in settlement of fees payable in cash. Specifically, following each quarter, each non-executive director is issued the number of shares of common stock having a fair market value equal to one-quarter of the yearly director fee in settlement of such fee. For purposes of this calculation, the fair market value of our common stock means, for the quarter in which such fees relate, the value of one share of our common stock calculated using the average of the closing sales prices on the OTC Bulletin Board (or such other exchange or quotation service on which the Company’s common stock trades or is quoted) of such stock over the last thirty (30) days of the quarter to in which such fees relate. Members of our board of directors are also eligible for participation in the Amended and Restated Equity-Based Compensation Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table presents information known to us about the beneficial ownership of our common stock, 6% Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as of June 26, 2009 by: (i) each of our Named Executive Officers and executive officers; (ii) all of our executive officers and directors as a group (12 persons); and (iii) each person who was known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock, 6% Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Zach Gibler, Chief Executive Officer; Kathryn L. Reynolds, Senior Vice President, Strategy and Finance; Stephen Hamilton, Vice President – Finance, and Fredric Maxik, Chief Scientific Officer, are currently the only executive officers of the Company.
     Except as otherwise indicated, the address for each beneficial owner is Lighting Science Group Corporation, 120 Hancock Lane, Westampton, New Jersey 08060. The applicable percentage ownership of our common stock is based on 30,182,066 shares of common stock issued and outstanding as of June 26, 2009, plus, on an individual basis, the right of that individual to obtain common stock upon exercise of stock options or warrants or upon the conversion of 6% Convertible Preferred Stock or Series B Preferred Stock within 60 days of June 26, 2009. The applicable percentage ownership of our 6% Convertible Preferred Stock is based on 196,902 shares of 6% Convertible Preferred Stock issued and outstanding as of June 26, 2009. The applicable percentage ownership of our Series B Preferred Stock is based on 2,000,000 shares of Series B Preferred Stock issued and outstanding as of June 26, 2009. The applicable percentage ownership of our Series C Preferred Stock is based on 251,739 shares of Series C Preferred Stock issued and outstanding as of June 26, 2009.

	Common Stock			6% Convertible Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
	Shares		Percent	Shares	Percent	Shares		Percent	Shares		Percent
Name and Address of	Beneficially		of	Beneficially	of	Beneficially		of	Beneficially		of
Beneficial Owner	Owned (1)		Class	Owned (1)	Class	Owned (1)		Class	Owned (1)		Class
Directors and Executive Officers
Robert Bachman (2)	181,916		*	10,413	5.3%

David Bell	52,273		*

Zach Gibler (3)	87,500		*

Stephen Hamilton (4)	89,952		*

Donald Harkleroad (5)	178,198		*	15,625	7.9%

Kenneth Honeycutt	125,000		*

Richard Kelson (6)	78,410		*

Fredric Maxik (7)	203,112		*

Govi Rao (8)	555,626		1.8%						11,764	(14)	4.7%

Bonnie Reiss (9)	78,409		*

Kathryn L. Reynolds (10)	55,000		*

Daryl Snadon (11)	198,080		*	29,238	14.8%

Richard Weinberg	—		—

Directors and Executive Officers as a Group (12 persons)	1,758,476		5.7%	55,276	28.0%				11,764		4.7%

Certain Persons
LED Holdings, LLC (12)(13)	20,666,856	(14)	62.9%			2,000,000	(15)	100%

Pegasus Partners IV, LP (13)	56,670,563	(16)	82.3%			2,000,000	(15)	100%	239,975	(17)	95.3%

AG Offshore Convertibles Ltd. (18)				100,000	50.8%

Philip R. Lacarte (18)				10,374	5.3%

*	Less than 1%.

(1)	The number and percentage of shares of our common stock, 6% Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock beneficially owned is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power.

(2)	Includes 5,554 shares of common stock issuable to USGT Investors, L.P. pursuant to the conversion of 6% Convertible Preferred Stock, 22,187 shares of common stock issuable to USGT Investors, L.P. upon the exercise of warrants, and 49,687 shares of common stock issuable to USGT Investors, L.P. pursuant to the exercise of stock options issued under the Amended and Restated Equity-Based Compensation Plan. Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P. and may be deemed the beneficial owner of the shares held by USGT Investors, L.P.

(3)	Includes 25,000 shares of common stock issuable to Mr. Gibler upon the exercise of stock options and 62,500 shares of restricted stock issued to Mr. Gibler under the Amended and Restated Equity-Based Compensation Plan.

(4)	Includes 34,667 shares of common stock issuable to Mr. Hamilton upon the exercise of stock options and 55,000 shares of restricted stock issued to Mr. Hamilton under the Amended and Restated Equity-Based Compensation Plan.

(5)	Includes 8,333 shares of common stock issuable to The Bristol Company pursuant to the conversion of 6% Convertible Preferred Stock, 2,343 shares of common stock issuable to The Bristol Company upon exercise of warrants, and 54,687 shares of common stock issuable to The Bristol Company upon exercise of stock options issued under the Amended and Restated Equity-Based Compensation Plan. Mr. Harkleroad is the sole shareholder of The Bristol Company and may be deemed the beneficial owner of the shares held by The Bristol Company.

(6)	Excludes 18,012,067 shares of common stock held directly by LED Holdings, LLC (“LED Holdings”) and 2,654,789 shares of common stock issuable upon conversion of 2,000,000 shares of Series B Preferred Stock held directly by LED Holdings. Mr. Kelson shares voting and dispositive power over our shares of common stock and our Series B Preferred Stock only as a member and manager of LED Holdings and by virtue of such status may be deemed to be the beneficial owner of the shares of common stock and our Series B Preferred stock held by LED Holdings. Mr. Kelson disclaims beneficial ownership of our shares of common stock and Series B Preferred Stock held directly by LED Holdings, except to the extent of any pecuniary interest.

(7)	Includes 25,000 shares of common stock issuable to Mr. Maxik upon the exercise of stock options and 175,000 shares of restricted stock issued to Mr. Maxik under the Amended and Restated Equity-Based Compensation Plan.

(8)	Includes 4,166 shares of common stock issuable to Mr. Rao upon the exercise of stock options and 375,000 shares of restricted stock issued to Mr. Rao under the Amended and Restated Equity-Based Compensation Plan. Also includes 176,460 shares of common stock issuable to Mr. Rao upon exercise of warrants. Excludes 18,012,067 shares of common stock held directly by LED Holdings and 2,654,789 shares of common stock issuable upon conversion of 2,000,000 shares of Series B Preferred Stock held directly by LED Holdings. Mr. Rao shares voting and dispositive power over our shares of common stock and our Series B Preferred Stock only as a manager of LED Holdings and by virtue of such status may be deemed to be the beneficial owner of the shares of common stock and our Series B Preferred stock held by LED Holdings. Mr. Rao disclaims beneficial ownership of our shares of common stock and Series B Preferred Stock held directly by LED Holdings, except to the extent of any pecuniary interest.

(9)	Includes 78,409 shares of common stock held by B&T Holdings, LLC. Ms. Reiss owns 50% of the stock of B&T Holdings, LLC and may be deemed to have shared voting and/or investment power with respect to the shares owned by B&T Holdings, LLC.

(10)	Includes 55,000 shares of restricted stock issued to Ms. Reynolds under the Amended and Restated Equity-Based Compensation Plan.

(11)	Includes 15,594 shares of common stock issuable to Mr. Snadon upon conversion of 6% Convertible Preferred Stock, 31,886 shares of common stock issuable to Mr. Snadon upon the exercise of warrants and 2,500 shares of common stock issuable to Mr. Snadon upon exercise of stock options issued under the Amended and Restated Equity-Based Compensation Plan.

(12)	The principal address and principal office of LED Holdings, LLC is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.

(13)	PP IV (AIV) LED, LLC (“PPAIV”), PP IV LED, LLC (“PPLED”), Pegasus Partners IV, LP (“Pegasus IV”), Richard Kelson, Pegasus Investors IV, L.P. (“PIIV”), Pegasus Investors IV GP, L.L.C. (“PIGP”), Pegasus Capital, LLC (“PLLC”), Craig Cogut and LED Effects, Inc. are members of LED Holdings (the “LED Holdings Members”). Other than 36,003,707 shares of common stock issuable upon the exercise of warrants directly beneficially owned by Pegasus IV and 78,410 shares of common stock directly beneficially owned by Mr. Kelson, the LED Holdings Members do not directly own any of our common stock or our Series B Preferred Stock. The LED Holdings Members share voting and dispositive power over our shares of common stock and our Series B Preferred Stock only as members of LED Holdings and by virtue of such status may be deemed to be the beneficial owners of the shares of common stock and Series B Preferred Stock held by LED Holdings. The LED Holdings Members disclaim beneficial ownership of the shares of common stock and Series B Preferred Stock held by LED Holdings, except to the extent of any pecuniary interest, and this statement shall not be deemed to be an admission that they are the beneficial owners of such securities. Pegasus IV, PPAIV and PPLED are funds managed by Pegasus Capital Advisors, L.P. PIIV is the general partner of Pegasus IV and PIGP is the general partner of PIIV. PIGP is wholly owned by Pegasus Capital, LLC (“PCLLC”). PCLLC may be deemed to be directly or indirectly controlled by Craig Cogut. By virtue of the foregoing, PIIV, PIGP, PCLLC and Mr. Cogut may be deemed to share voting power and power to direct the disposition of the securities held by Pegasus IV. Each of PIIV, PIGP, PCLLC and Mr. Cogut disclaims beneficial ownership of any of our securities owned by Pegasus IV. The principal address and principal office of Pegasus IV and certain affiliates is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.

(14)	Includes 18,012,067 shares of common stock held by, and 2,654,789 shares of common stock issuable to, LED Holdings upon conversion of 2,000,000 shares of Series B Preferred Stock.

(15)	Holders of our Series B Preferred Stock are entitled to 3.5 votes for each share of common stock into which such share of Series B Preferred Stock is then convertible and have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided in the Certificate of Designation of Series B Preferred Stock or as required by law), voting together with the common stock as a single class.

(16)	Includes 18,012,067 shares of common stock held directly by LED Holdings and 2,654,789 shares of common stock issuable to LED Holdings upon conversion of 2,000,000 shares of Series B Preferred Stock held directly by LED Holdings (as discussed in footnote 14, above). Also includes 36,003,707 shares of common stock issuable upon exercise of warrants issued to Pegasus IV or issuable to Pegasus IV in connection with the conversion of the Convertible Note.

(17)	Holders of our Series C Preferred Stock are entitled to 15 votes per share of Series C Preferred Stock and have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided in the Certificate of Designation of Series C Preferred Stock or as required by law), voting together with the common stock as a single class.

(18)	AG Offshore Convertibles Ltd. and Mr. Lacarte have not filed reports regarding their ownership of the Company’s common stock with the SEC pursuant to Sections 13 or 16 of the Securities Exchange Act of 1934, as amended, and therefore the Company is not in a position to disclose such holders’ beneficial ownership of the Company’s common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Parent Company
     LED Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. LED Holdings beneficially owns 2,000,000 shares of our Series B Preferred Stock and 18,012,067 shares of our common stock, which represents approximately 63% of our voting power. LED Holdings is controlled by Pegasus IV.
Transactions with Pegasus Capital and its Affiliates
     Pegasus IV has guaranteed of the demand line of credit we obtained from BMO. As consideration for providing the guarantee, we agreed to pay Pegasus IV a transaction fee equal to: (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, we paid Pegasus Capital $100,000, pursuant to a Side Letter Agreement dated July 25, 2008, to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the guaranty and line of credit.
     In connection with the acquisition of LPBV, we paid $400,000 to Pegasus Capital for expenses incurred in performing certain due diligence and other activities.
     On December 31, 2008, we issued 251,739 shares of our Series C Preferred stock to settle outstanding amounts that were owed to two of our law firms. The Series C Preferred Stock is not convertible and is senior to our common stock and pari passu with our 6% Convertible Preferred Stock and Series B Preferred Stock. Dividends may be declared and paid on the Series C Preferred Stock as determined by our board of directors. Each holder of shares of Series C Preferred Stock is entitled to 15 votes per share of Series C Preferred Stock held on any matter in which holders of Common Stock may vote. Upon the dissolution, liquidation or deemed change of control of the Company or the repurchase of any shares of Series C Preferred Stock, holders of Series C Preferred Stock would be entitled to a liquidation preference in the amount of the purchase price of the Series C Preferred Stock plus an amount accruing at the rate of 8% per annum on the purchase price. Subsequent to December 31, 2008, the 251,739 shares of Series C Preferred stock and the related warrants were acquired by Pegasus IV.
     On December 19, 2008, we borrowed $1,950,000 from Pegasus IV and $50,000 from certain officers of the Company, including Govi Rao, our Chairman and former Chief Executive Officer. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to June 30, 2009. We subsequently borrowed an additional $9,000,000, in the aggregate, from Pegasus IV pursuant to two separate promissory notes issued on February 13, 2009 and April 17, 2009. All of the notes bear interest at a rate of 8% per annum.
     In February 2009, the Company executed a promissory note in favor of Pegasus IV that would allow us to borrow up to $7.0 million in aggregate. The February promissory note matures on June 30, 2009 and bears interest at 8% per annum.
     In April 2009, the Company signed an additional promissory note agreement with Pegasus IV that would allow the Company to borrow up to $2.0 million in the aggregate. The note matures on May 15, 2009 and bears interest at a rate of 8% per annum. As a condition to entering into this additional promissory note, Pegasus IV and the Company agreed that the note would also be subject to the Letter Agreement.
     On May 15, 2009, we entered into a convertible note agreement (the “Convertible Note”) for approximately $31,650,000 with Pegasus IV. Specifically, pursuant to the Convertible Note, we borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 27, 2009. Interest on the outstanding principal balance under the Convertible Note accrues at the rate of 14% per annum. The proceeds of the borrowings on the Convertible Note were used to repay the promissory notes issued to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under the BMO line of credit. So long as any amounts remain outstanding under the Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 million in the aggregate pursuant to the BMO line of credit.
     As a condition to entering into the promissory note on February 13, 2009 and as the condition was later amended upon entering into the Convertible Note, we agreed to use our best efforts to conduct a rights offering (the “Rights Offering”) pursuant to which we would offer at least 38,916,295 units at $1.006 per unit and cause a registration statement regarding the Rights Offering to be declared effective by the SEC no later than July 31, 2009.
     Guarantors of Line of Credit
     On June 29, 2006, we entered into agreements with one of our banks to obtain a $2,000,000 line of credit. Amounts due under the line of credit were guaranteed by a group of directors and stockholders (the “Guarantors”). The amount of the line of credit available for use by us at any point in time was equal to the aggregate value of guarantees that were negotiated between the bank and the Guarantors at that time. Between December 2006 and March 2007, we amended the line of credit to increase the amount available thereunder to up to $2,500,000. At May 28, 2007, Guarantors had provided guarantees for the entire balance of the line of credit. We also entered into agreements to lease equipment in March 2007. The total value of the leased equipment was $150,000. At May 28, 2007, Guarantors had provided guarantees for the entire amount of the leases.
     The Guarantors of the initial $2,000,000 line of credit included the following current and former directors, officers and stockholders who were issued the respective number of shares of common stock and warrants to purchase common stock:

			Warrant Shares /
		Total Value of	Common Shares to
Name of Guarantor	Position	Debt Guaranteed	be Issued
USGT Investors, L.P. (1)	Director	$150,000	26,250
Daryl Snadon	Director	200,000	35,000
John Collingwood	Former Director	200,000	35,000
Ron Lusk (2)	Former Officer and Director	50,000	8,750
Jerome Hill	Stockholder	100,000	17,500
George Parker Young	Stockholder	50,000	8,750
Phil Lacerte	Stockholder	1,250,000	118,750

TOTAL		$2,000,000	250,000

(1)	Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P.

(2)	Mr. Lusk resigned as Vice Chairman of the Company on March 10, 2008.
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
     In 2007, we issued warrants to the following Guarantors as consideration for providing additional guarantees enabling us to obtain the additional amount available under our line of credit and under the guaranteed equipment deposits:

		Amount of	Warrant Shares to
Name of Guarantor	Position	Guarantees Provided	be Issued
Ron Lusk (1)	Former Officer and Director	$275,000	13,750
Phibian S. Trust	Stockholder	75,000	3,750
Phil Lacerte	Stockholder	65,000	3,250
Daryl Snadon	Director	50,000	2,500
Edward Hawes	Stockholder	50,000	2,500
USGT Investors, L.P. (2)	Director	37,500	1,875
Baron Cass	Stockholder	48,750	2,438
Paul Schlosberg	Stockholder	48,750	2,438

TOTAL		$650,000	32,501

(1)	Mr. Lusk resigned as Vice Chairman of the Company on March 10, 2008.

(2)	Mr. Bachman is controlling shareholder in the sole corporate general partner of USGT Investors, L.P.
     The above warrants have an exercise price of $6.00 per share and have a term of five years.
     Our board of directors believes that each of Messrs. Bachman, Bell, Harkleroad, Kelson, Reiss, Snadon and Weinberg is an “independent director” pursuant to Rule 4200(a)(15) of the Nasdaq Marketplace Rules, although we are not currently listed on Nasdaq, and therefore, not subject to such rules. Our board of directors has further determined that Mr. Kelson, Chairman of the Audit Committee, Mr. Bachman and Mr. Bell are each “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.
     Fees billed for services provided by RSM McGladrey & Pullen, L.L.P. and Turner, Stone & Company, L.L.P. related to the fiscal years ended December 31, 2008 and 2007 were as follows:
     Audit Fees
     Audit fees billed to date by RSM McGladrey & Pullen L.L.P. for the year ended December 31, 2008 totaled approximately $233,000. We appointed RSM McGladrey & Pullen, L.L.P. as our auditors on January 29, 2009.
     Audit fees billed by Turner, Stone & Company, L.L.P. totaled approximately $96,000 and $158,000 for the years ended December 31, 2008 and 2007, respectively. Audit fees for 2008 include fees for review of our quarterly financial statements and the audit of the restated December 31, 2007 financial statements. Audit fees for 2007 include fees for audit of our annual financial statements, review of our quarterly financial statements, services associated with securities filings and the audit of the financial statements of LED Holdings and its predecessor companies, pursuant to the Acquisition. We terminated the engagement of Turner, Stone & Company, L.L.P. as our auditor as of January 29, 2009.
     Audit-Related Fees
     Audit-related fees billed by Tuner, Stone & Company, L.L.P. totaled approximately $0and $4,800 for the years ended December 31, 2008 and 2007, respectively. The $4,800 billed in 2007 consisted of due diligence-related costs incurred in conjunction with our acquisition of the assets of LED Holdings in October 2007.
     Tax Fees
     No tax fees have been paid to either RSM McGladrey & Pullen, L.L.P. or Turner, Stone & Company, L.L.P. for any period.
     All Other Fees
     No other fees other than those set out above have been paid to either RSM McGladrey & Pullen, L.L.P. or Turner, Stone & Company, L.L.P.
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
     During fiscal years 2008 and 2007, the Audit Committee approved 100% of the audit services provided by RSM McGladrey & Pullen, L.L.P. and Turner, Stone & Company, L.L.P.
PART IV
Item 15. Exhibits, Financial Statements and Schedules.
     (a) The following documents are filed as part of this report:
     1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2008 and 2007, Consolidated

Statements of Operations and Comprehensive Income for the year ended December 31, 2008, for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007, Consolidated Statements of Changes in Stockholders’ Equity for each of the year ended December 31, 2008, for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007, Consolidated Statements of Cash Flows for each of the year ended December 31, 2008, for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007.
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
LIGHTING SCIENCE GROUP CORPORATION

July 1, 2009	/s/ Zach Gibler
Zach Gibler, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/s/ Zach Gibler	Chief Executive Officer	July 1, 2009
Zach Gibler	(Principal Executive Officer)

/s/ Kathryn L. Reynolds	Senior Vice President, Strategy & Finance	July 1, 2009
Kathryn L. Reynolds	(Principal Financial Officer)

/s/ Stephen Hamilton	Vice President – Finance	July 1, 2009
Stephen Hamilton	(Principal Accounting Officer)

/s/ Robert E. Bachman	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
Robert E. Bachman

/s/ David Bell	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
David Bell

Signature	Capacity in which Signed	Date

/s/ Donald R. Harkleroad	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
Donald R. Harkleroad

/s/ Richard Kelson (by Kathryn L. Reynolds, Attorney-in-Fact*)	Director	July 1, 2009
Richard Kelson

/s/ Govi Rao	Chairman	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*) Govi Rao

/s/ Bonnie Reiss	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
Bonnie Reiss

/s/ Daryl N. Snadon	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
Daryl N. Snadon

/s/ Richard Weinberg	Director	July 1, 2009
(by Kathryn L. Reynolds, Attorney-in-Fact*)
Richard Weinberg

*	pursuant to Power of Attorney filed herewith

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement dated as of June 1, 2004, by and among The Phoenix Group Corporation, Lighting Science, Inc., certain stockholders of The Phoenix Group Corporation and Frederic Maxik (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 15, 2004, File No. 0-20354, and incorporated herein by reference).

2.2	Exchange and Contribution Agreement, dated as of October 4, 2007, between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.3	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement, dated ___, ___ (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, dated ___, ___ (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement, dated ___, ___ (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.16	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.18	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Morrison & Foerster LLP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Haynes and Boone, LLP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

10.1#	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4#	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5#	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6#	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.7#	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.8#	Employment Agreement, dated October 4, 2007, between Lighting Science Group Corporation and Zach Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2009, File No. 0-20354, and incorporated herein by reference).

10.9#	Employment Letter, effective as of March 9, 2009, from Lighting Science Group Corporation to Kathryn L. Reynolds (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.10#	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.11	Settlement Agreement dated October 2, 2008, by and among Lighting Science Group Corporation, Ronald E. Lusk and Match, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.13+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.15	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.16	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.17	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.18	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.19	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.20	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.21	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.22	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.23	Promissory Note, dated February 13, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.24	Letter Agreement, dated February 13, 2009, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.25	Promissory Note, dated April 17, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2009, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Strategy and Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Senior Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Confidential treatment has been granted with respect to certain provisions of this agreement

#	Management contract or compensatory plan or arrangement

Item 8. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP	F-2

Report of Independent Registered Public Accounting Firm — Turner, Stone and Company, LLP	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007 of Lighting Science Group Corporation	F-4

Consolidated Statements of Operations for Lighting Science Group Corporation for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007, and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007
F-5

Consolidated Statements of Stockholders’ Equity for Lighting Science Group Corporation for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007	F-6

Consolidated Statement of Stockholders’ Equity for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007	F-7

Consolidated Statements of Cash Flows for Lighting Science Group Corporation for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007 and for LED Effects, Inc. for the period January 1, 2007 through June 13, 2007
F-8

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Lighting Science Group Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Lighting Science Group Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Dallas, Texas
July 1, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Lighting Science Group Corporation and LED Effects
We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation (LSGC) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from June 14, 2007 through December 31, 2007 and of LED Effects, Inc. (LED) and subsidiaries for the period from January 1, 2007 through June 13, 2007 (collectively “the companies”). These consolidated financial statements are the responsibility of the companies’ managements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lighting Science Group Corporation and subsidiaries as of December 31, 2007, and the consolidated results of the companies operations and cash flows for each of the periods set forth above, in conformity with United States generally accepted accounting principles.
/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
May 15, 2009

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$254,538	$11,399,429
Accounts receivable, net of allowances for doubtful accounts	6,633,888	1,392,064
Inventories, net of allowances	12,202,774	3,786,966
Deferred income tax	671,782	—
Prepaid expenses and other current assets	1,517,690	1,180,028

Total current assets	21,280,672	17,758,487

PROPERTY AND EQUIPMENT, net	3,630,888	1,149,024

OTHER ASSETS
Intangible assets, net	17,452,632	9,314,982
Goodwill	6,799,962	44,222,226
Other long-term assets	389,113	1,141,532

Total other assets	24,641,707	54,678,740

TOTAL ASSETS	$49,553,267	$73,586,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt (includes $2,000,000 of related party loans)	$22,206,713	$—
Current portion of long-term debt	2,362,540	—
Accounts payable	6,419,248	2,357,399
Accrued expenses	4,159,502	3,668,104
Unearned revenue	1,001,704	—

Total current liabilities	36,149,707	6,025,503

OTHER LIABILITIES
Long-term debt, less current portion	96,443	—
Deferred income taxes	2,049,074	—
Liability under derivative contracts	3,654	1,007,600

Total other liabilities	2,149,171	1,007,600

TOTAL LIABILITIES	38,298,878	7,033,103

COMMITMENTS AND CONTINGENCIES (Note 15)

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 (2007 - 215,652) shares issued and outstanding, liquidation value of $630,086 in 2008 (2007 - $690,086)	459,532	364,895

STOCKHOLDERS’ EQUITY
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding in 2008 (2007 - 2,000,000), liquidation value of $16,132,619 (2007 - $15,219,452)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding in 2008 (2007 - none), liquidation value $3,209,666 (2007 - none)	252	—
Common stock, $.001 par value, 495,000,000 shares authorized, 28,985,897 (2007 - 21,958,482) shares issued and outstanding	28,986	21,959
Additional paid-in-capital	112,505,607	71,056,282
Accumulated deficit	(99,865,725)	(4,902,269)
Accumulated other comprehensive income (loss)	(1,876,263)	10,281

TOTAL STOCKHOLDERS’ EQUITY	10,794,857	66,188,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,553,267	$73,586,251

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND LED EFFECTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Lighting Science	LED Effects, Inc. and
	Lighting Science	Group Corporation	Subsidiary
	Group Corporation	Consolidated	Consolidated
	Consolidated	Statement of	Statement of
	Statement of	Operations For	Operations For The
	Operations For	Period From June	Period January 1,
	The Year Ended	14, 2007 to	2007 to June 13,
	December 31, 2008	December 31, 2007	2007
Revenue	$20,758,593	$4,616,111	$3,675,132
Cost of goods sold	16,688,600	3,526,750	2,606,445

Gross margin	4,069,993	1,089,361	1,068,687

Operating expenses:
Sales and marketing	5,847,833	962,597	107,708
Operations	13,786,163	2,396,355	127,574
General and administrative	23,224,561	2,875,076	330,269
Impairment of goodwill and other intangible assets	53,110,133	—	—
Depreciation and amortization	4,354,028	669,861	6,691

Total operating expenses	100,322,718	6,903,889	572,242

Income (loss) from operations	(96,252,725)	(5,814,528)	496,445

Other income (expense)
Interest income	188,460	211,043	1,520
Interest expense	(1,425,446)	(39,366)	(454)
Other, net	318,748	743,784	(35,472)

Total other income (expense)	(918,238)	915,461	(34,406)

Income (loss) before income tax expense (benefit) and minority interest in income of subsidiary	(97,170,963)	(4,899,067)	462,039

Income tax expense (benefit)	(2,207,507)	—	172,244

Income (loss) before minority interest in income of subsidiary	(94,963,456)	(4,899,067)	289,795

Minority interest in income of subsidiary	—	(3,902)	(2,583)

Net income (loss)	$(94,963,456)	$(4,902,969)	$287,212

Items included in comprehensive income
Foreign currency translation income (loss)	(1,886,544)	10,281	(82,135)

Comprehensive income (loss)	$(96,850,000)	$(4,892,688)	$205,077

Basic and diluted net loss per weighted average common share	$(3.55)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	26,781,431	17,419,959

The accompanying notes are an integral part of the consolidated financial statements.

Lighting Science Group Corporation
Consolidated Statements of Stockholders’ Equity
For the Period From June 14, 2007 to December 31, 2007
And For the Year Ended December 31, 2008

									Accumulated
									Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Balance June 14, 2007	—	$—	—	$—	13,947,472	$13,948	$18,078,086	$—	$—	$18,092,034

Issuance of capital stock by LED Holdings	2,000,000	2,000	—	—	1,981,175	1,981	7,750,060	—	—	7,754,041

Lighting Science Group common stock deemed acquired by LED
Holdings in conjuction with the reverse merger transaction	—	—	—	—	5,778,449	5,778	44,053,646	—	—	44,059,424

Conversion of 6% Convertible Preferred Stock to common stock	—	—	—	—	160,001	172	534,612	—	—	534,784

Issuance of common stock upon the exercise of warrants	—	—	—	—	91,385	80	546,719	—	—	546,799

Stock option expense	—	—	—	—	—	—	93,159	—	—	93,159

Net loss for the period June 14, 2007 to December 31, 2007	—	—	—	—	—	—	—	(4,902,269)	—	(4,902,269)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,281	10,281

Balance December 31, 2007	2,000,000	2,000	—	—	21,958,482	21,959	71,056,282	(4,902,269)	10,281	66,188,253

Sale of common stock to related party	—	—		—	2,083,333	2,083	9,997,917	—	—	10,000,000

Common stock issued in connection with Lighting Partners acquisition	—	—	—	—	4,632,000	4,632	22,228,968	—	—	22,233,600

Preferred stock isssued for payment of operating expenses	—	—	251,739	252	—	—	3,209,414	—	—	3,209,666

Stock option expense	—	—	—	—	—	—	2,050,187	—	—	2,050,187

Fair value of warrants issued in connection with debt guaranty	—	—	—	—	—	—	1,476,464	—	—	1,476,464

Common stock issued upon exercise of warrants	—	—	—	—	101,391	101	693,425	—	—	693,526

Common stock issued under restricted stock award	—	—	—	—	62,500	63	662,437	—	—	662,500

Director and other compensation paid in common stock	—	—	—	—	138,191	138	639,862	—	—	640,000

Fair value of derivatives exercised or converted	—	—	—	—	10,000	10	492,447	—	—	492,457

Repurchase of common stock pursuant to reverse stock split	—	—	—	—			(1,796)	—	—	(1,796)

Net loss	—	—	—	—	—	—	—	(94,963,456)		(94,963,456)

Foreign currency translation adjustment	—	—	—	—	—	—	—		(1,886,544)	(1,886,544)

Balance December 31, 2008	2,000,000	$2,000	251,739	$252	28,985,897	$28,986	$112,505,607	$(99,865,725)	$(1,876,263)	$10,794,857

The accompanying notes are an integral part of the consolidated financial statements.

LED Effects, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance January 1, 2007	756	$11,541	$3,042,203	$(8,977)	$3,044,767

Net income			287,212		287,212

Other comprehensive loss				(82,135)	(82,135)

Balance June 13, 2007	756	$11,541	$3,329,415	$(91,112)	$3,249,844

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND LED EFFECTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			LED Effects, Inc.
	Lighting Science	Lighting Science	and Subsidiary
	Group Corporation	Group Corporation	Consolidated
	Consolidated	Consolidated	Statement of Cash
	Statement of Cash	Statement of Cash	Flows For The
	Flows For The Year	Flows For The Period	Period From
	Ended December 31,	From June 14, 2007 to	January 1, 2007 to
	2008	December 31, 2007	June 13, 2007
OPERATING ACTIVITIES
Net income (loss) for the period	$(94,963,456)	$(4,902,969)	$287,212
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Expenses paid by issuance of common stock	1,302,500	—	—
Expenses paid by issuance of Series C Preferred Stock	3,209,666	—	—
Expenses paid by issuance of common stock warrants	1,476,464	—	—
Impairment of goodwill and other intangible assets	53,110,133	—	—
Stock compensation expense	2,050,187	93,159	—
Accretion of 6% convertible preferred stock redemption value	94,607	132,277	—
Fair value adjustment to liabilities under derivative contracts	(415,628)	(895,507)	—
Income tax benefits	(2,207,507)	—	5,737
Depreciation and amortization	4,354,028	669,861	6,691
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	258,754	186,577	(902,313)
Prepaid expenses and other assets	865,179	(64,784)	(2,499)
Inventories	320,766	(656,781)	135,925
Accounts payable	1,123,060	1,799,816	(97,932)
Income taxes payable	—	—	160,062
Accrued expenses and other liabilities	(373,358)	(1,699,542)	—
Unearned revenue	1,001,704	—	—

Net cash used by operating activities	(28,792,901)	(5,337,893)	(407,117)

INVESTING ACTIVITIES
Cash held by Lighting Science Group upon reverse merger	—	824,900	—
Purchase of net assets of Lighting Partner B.V. (includes cash payment of $5,000,000 and cash closing costs of $1,190,000)	(6,190,000)	—	—
Purchase of net assets of Lamina Lighting, Inc. (includes cash payment of $4,500,000 and cash closing costs of $263,383)	(4,763,383)	—
Purchase of property and equipment	(1,671,303)	(1,236,899)	—
Other, net	—	—	3,545

Net cash provided by (used in) investing activities	(12,624,686)	(411,999)	3,545

FINANCING ACTIVITIES
Repayment of amounts due under notes payable	—	(87,500)	(100,000)
Repurchase of common stock pursuant to reverse stock split	(1,796)
Amount due minority shareholder	—	—	2,583
Proceeds from draws on line of credit and other short-term borrowings	21,073,243	—	—
Payment of long-term debt	(1,038,709)	—	—
Proceeds from sale of common stock	10,000,000	—	—
Proceeds from exercise of common stock warrants, net of related costs	693,526	546,799	—
Issuance of capital stock by LED Holdings	—	7,754,041	—

Net cash provided by (used in) financing activities	30,726,264	8,213,340	(97,417)

Effect of exchange rate fluctuations on cash and cash equivalents	(453,568)	10,281	(82,135)

Net increase (decrease) in cash	(11,144,891)	2,473,729	(583,124)
Cash balance at beginning of period	11,399,429	8,925,700	1,828,776

Cash balance at end of period	$254,538	$11,399,429	$1,245,652

Interest paid during the period	$468,088	$39,366	$454

Taxes paid during the period	$—	$—	$62,915

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of 6% Convertible Preferred Stock to common stock	$—	$534,784	$—

6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$37,670	$—	$—

Value of common stock issued in connection with Lighting Partner BV transaction	$22,233,600	$—	$—

Non-cash portion of reverse merger net acquisition price	$—	$36,305,383	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND CHANGE OF REPORTING ENTITY
On October 4, 2007, LED Holdings, LLC (“LED Holdings” or subsequent to the reverse merger, the “Company”), a private holding company incorporated in Delaware, acquired approximately 70% participating interest and an 80% voting interest in Lighting Science Group Corporation (“LSG”). As a result of the acquisition, LSG became a majority-owned subsidiary of LED Holdings as of October 4, 2007 (the “Transaction”). Pursuant to the Transaction, LED Holdings contributed substantially all of its assets to LSG in exchange for 2,000,000 shares of Series B Preferred stock and 15,928,733 shares of common stock of LSG. LED Holdings was identified as the accounting acquirer in the Transaction and recorded the fair value of the goodwill and identifiable intangible assets that were acquired from LSG by LED Holdings in the Transaction. Additionally, the financial statements for periods prior to the acquisition are those of LED Holdings, the accounting acquirer.
The Company restated its stockholders’ equity with the consummation of the Transaction to disclose the effect of this reverse merger recapitalization on a retroactive basis for the equivalent number of shares received in the reverse merger after giving effect to any difference in par value of the registrant’s and accounting acquirer’s stock by an offset in paid in capital. Based on this, at October 4, 2007, the statement of stockholders’ equity was revised to properly disclose the effects of the reverse merger by retroactively restating the 15,928,733 shares of common stock issued to LED Holdings (accounting acquirer). In addition, the Company has identified LED Effects, Inc. (“LED Effects”) as the predecessor entity to LED Holdings. As such, the consolidated statements of operations, the consolidated statements of cash flow and the consolidated statements of stockholders’ equity of LED Effects for the period January 1, 2007 through June 13, 2007 are included as comparative financial statements.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The following table lists each of our major subsidiaries of the Company and the percentage ownership:

Percentage
Company Name	Ownership
Lighting Science Group Limited (U.K.)	100%
LSGC Pty. Ltd (Australia)	100%
LLI Acquisition, Inc. (Delaware) **	100%
Lighting Science Coöperatief U.A. (The Netherlands) *	100%
Lighting Partner B.V. (The Netherlands) (“LPBV”) *	100%
LSGC LLC (Delaware)	100%
LED Effects, Japan K.K. (Japan)	100%
LED Systems K.K. (Japan) ***	60%

*	consolidated effective May 1, 2008

**	consolidated effective August 1, 2008

***	consolidated effective October 1, 2008
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
Foreign Currency Translation
The functional currency for the foreign operations of the Company is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and are excluded from net income.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at date of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents.
The Company maintains balances in cash accounts which could exceed federally insured limits or in cash accounts that are not eligible for federal deposit insurance. The Company has not experienced any losses from maintaining balances in such cash accounts. Management believes that the Company does not have significant credit risk related to its cash accounts.
Accounts Receivable
The Company records accounts receivable when its products are shipped to customers. The Company records accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of December 31, 2008 and 2007, accounts receivable of the Company are reflected net of reserves of $1,232,572 and $463,633, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.
Inventories
Inventories, which consist of raw materials and components, work-in-process and finished lighting products, are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Deposits paid to contract manufacturers and raw material and components suppliers related to future purchases are also classified in inventory in the consolidated balance sheet. The Company provides allowances for inventories that it determines to be obsolete or slow moving. The change in the provision during the period is recorded as an operating expense in the Consolidated Statement of Operations.

Property and Equipment
Property and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years.
Depreciation expense was $1,173,904, $71,370 and $6,691 for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007 for the Company and for the period January 1, 2007 through June 13, 2007 for LED Effects, respectively.
Intangible Assets
Other assets consist primarily of intangible assets that were acquired in the acquisitions discussed in Note 4. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The Company recorded amortization expense of $3,180,124 and $598,491 for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007, respectively. LED Effects recorded no amortization expense for the period January 1, 2007 through June 13, 2007.
Impairment of Long-Lived Assets
The Company evaluates the potential impairment of its intangible assets in accordance with Statement of Financial Accounting Standards (“ SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived assets”, which requires an entity to review long-lived tangible and amortizable intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying value of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair values of our amortizable intangible assets are determined based on expected discounted future cash flows. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of the acquisition, a decision to abandon acquired products, services or technologies or other significant adverse changes that would indicate the carrying amount of the recorded assets might not be recoverable.
Based on the measurements for impairment performed during the quarter ended December 31, 2008, the Company determined that there was a material impairment of the net carrying value of certain long-lived assets. See Note 7 regarding impairment charges recorded.
Goodwill
Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value may be less than the carrying value. Factors we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected operating results, significant negative industry, economic or company specific trends and changes in the manner of use of the assets or the plans for the business. The Company performed the assessment of the impairment of its goodwill as of December 31, 2008.
SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur and the determination of our weighted cost of capital. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test performed, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.
Based on the tests performed during the quarter ended December 31, 2008, the Company determined that there was a material impairment of goodwill. See Note 7 regarding impairment charges related to goodwill.
Derivatives
All derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in other income (expense).
Revenue
Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. Amounts received as deposits against future deliveries of products are recorded as unearned revenue until such product is delivered and title passes to the customer.
Research and Development
The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has recorded research and development costs of $1,100,710, $322,416 and $ — for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007 for the Company and for the period January 1, 2007 through June 13, 2007 for LED Effects, respectively.
Product Warranties
The Company records an allowance for the estimated amount of future warranty claims based on the historical experience of identified product line failure rates.
Stock Based Compensation
The Company has one stock based compensation plan. The Company accounts for grants under this plan using the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 123R, “Share-Based Payment.”
The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants.
Income taxes
The Company employs the asset and liability method in accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.
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
Earnings per share
Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods plus the number of incremental shares of common stock contingently issuable upon the conversion of the preferred stock and the exercise of warrants and stock options. No effect has been given to the assumed exercise of warrants or stock options because their effect would be anti-dilutive. See Notes 11 and 12.
Segment Reporting
We report as a single segment under SFAS 131“Disclosures About Segments of an Enterprise and Related Information”. Our management reviews financial information at the enterprise level and makes decisions accordingly.
New Accounting Pronouncements
The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of any of these pronouncements has had or will have a material impact on the Company’s consolidated financial condition or the results of its operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which permits a one year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008 except for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until the fiscal year beginning January 1, 2009. Management is assessing the impact of adoption of the remaining provisions of SFAS 157 and has not determined whether it will have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired company, at the fill amounts of their fair values. This statement is effective for the Company’s financial statements beginning January 1, 2009.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company determined that the adoption of EITF 07-5 will not have a material impact on the Company’s financial statements.
In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.
Comparative Consolidated Financial Statements
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2008 consolidated financial statements. Such reclassifications had no impact on the net income (loss), changes in stockholders’ equity or cash flows in the comparative consolidated financial statements.
NOTE 3: LIQUIDITY AND CAPITAL RESOURCES
As reflected in the consolidated financial statements, the Company has incurred comprehensive losses of ($96,850,000) and ($4,892,688) during the years ended December 31, 2008 and 2007, respectively. As discussed in the operating results comparison, the 2008 loss included, among other items, a $53,110,133 impairment charge for goodwill and intangible assets, approximately $7,000,000 increase in legal fees, a $6,634,000 increase in overall operating expenses as a result of the two acquisitions and the start up of other international operations made during 2008, a $4,450,000 provision for obsolete and slow moving inventory, and a $2,050,187 compensation expense related to the grant of stock options and restricted stock during the year ended December 31, 2008, which substantially depressed our operating income. In addition, at December 31, 2008, the Company’s current working capital level was insufficient in its view to sustain its current levels of operations without substantial cost reductions.
In response to these trends and conditions, the Company is in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations, specifically relocating financial operations from Dallas, Texas and the operations based in Westampton, New Jersey to the Company’s Satellite Beach, Florida offices; (ii) eliminating a substantial number of positions in both the Company’s European and U.S. operations (total headcount reduction is anticipated to be approximately seventy employees by September 1, 2009, of which approximately forty-two terminations will have been completed as of June 30, 2009); and, (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses, and reducing third party professional services for technology and operations. In addition, to improve gross margin, the Company is in the process of: (i) outsourcing certain production to contract manufacturers; (ii) negotiating lower supply costs; (iii) consolidating vendors; and, (iv) reprioritizing the Company’s product line.
Although the Company is taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations and achieve a cash flow positive position on a monthly basis by the end of the fourth quarter 2009, there can be no assurance that all restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.
On May 15, 2009, the Company entered into a Convertible Note Agreement (the “Convertible Note”) with Pegasus Partners IV, L.P. (“Pegasus IV”) that provided the Company with approximately $31,650,000 of borrowings. The Company used the proceeds from the Convertible Note to retire outstanding bridge notes with Pegasus IV and to pay outstanding principal amounts on the Company’s line of credit with the Bank of Montreal (“BMO”). Because the line of credit with BMO remains available to the Company until July 25, 2009 (unless called earlier upon written demand by BMO), the Convertible Note effectively provided the Company with approximately $20,000,000 in capital to fund operations. If the restructuring plan is successfully implemented, the Company believes this funding would be sufficient to finance operations for the remainder of the year.
The Company has also entered into a letter of intent with Wells Fargo to arrange a factoring facility for the Company’s receivables up to $3,000,000, and expects the facility to be implemented during the third quarter of 2009. The Company has also agreed to use its best efforts to conduct a rights offering pursuant to which the Company would offer at least 38,916,295 units at $1.006 per unit and cause a registration statement regarding the offering to be declared effective by the Securities and Exchange Commission no later than July 31, 2009. As currently contemplated and if the rights offering is consummated, the holders of the Company’s common stock, 6% Convertible Preferred Stock, Series B Preferred Stock, and warrants to purchase common stock will receive one subscription right to purchase one unit at $1.006 per unit, each unit consisting of 1.006 shares of newly authorized Series D Preferred Non-Convertible Preferred Stock and one warrant to purchase one share of common stock, for every one share of common stock issued (or issuable upon conversion or exercise) to such holder on the record date of the offering. On the closing date of the rights offering, each $1.006 of outstanding principal and interest on the Convertible Note would automatically convert into one unit in the rights offering, and the Company would be released from all liability in respect of the repayment of principal and interest. Therefore, the Company expects to convert approximately $31,650,000 of indebtedness into equity upon completion of the rights offering. Because of the conversion features of the Convertible Note and the voluntary nature of participation in the rights offering, we may receive little or no additional capital as a result of the rights offering (other than the $31,650,000 already funded by Pegasus IV). The Company will continue these efforts and seek other sources of equity. However, there can be no assurance that additional capital arrangements, upon suitable terms, will be obtained.
Based on a current assessment of the Company’s working capital needs through December 31, 2009, management believes the Company has sufficient working capital available to sustain operations through at least December 31, 2009.

NOTE 4: ACQUISITIONS
During the year ended December 31, 2008 and the period June 14, 2007 through December 31, 2007, the Company completed the following acquisitions. Each of the acquisitions has been accounted for in accordance with SFAS No. 141 – “Business Combinations”, with the Company being identified as the acquirer. The intangible assets for each of the acquired companies and businesses were calculated in accordance with SFAS 141.
Acquisition of LED Effects
On June 13, 2007, LED Holdings entered into an Asset Contribution Agreement with LED Effects, whereby LED Effects contributed substantially all of its assets, including leases, equipment, inventory, accounts receivable, contracts, permits, records, intellectual property and common stock in two Japanese companies, to LED Holdings and LED Holdings assumed substantially all of the liabilities related to LED Effects’ LED business. In accordance with the agreement, LED Effects received 100% of the Class B members’ interest, representing approximately 49.7% of the total voting members’ equity of LED Holdings. The Company completed the acquisition of LED Effects in order to enter the LED lighting business.
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

The Company has assessed that the goodwill acquired in connection with LED Holdings acquisition of LED effects is not deductible for federal income tax purposes.
The value of the intangible assets acquired in connection with LED Holdings acquisition of LED Effects and the estimated useful lives of the assets at the date of acquisition are presented in the table below:

		Estimated
		Useful Life
	Acquisition	At Acquisition
Intangible Asset	Fair Value	Date

Technology and patents	$2,890,000	7.5 years
Trademarks	360,000	20 years
Customer relationships	730,000	15 years
Software	2,000,000	5 years
Goodwill	1,620,000	Not determinable

	$7,600,000

Reverse Merger of LSG by LED Holdings
On October 4, 2007, LED Holdings entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LSG, pursuant to which LED Holdings acquired 2,000,000 shares of LSG’s newly designated Series B Preferred Stock, par value $.001 per share and 318,574,665 shares of LSG’s Common Stock (15,928,733 shares of common stock on a post reverse split basis, as noted below), par value $.001 per share (collectively the “Exchange Consideration”) representing 70% of the fully-diluted capital stock of the Company and 80% of the voting rights of all outstanding shares of capital stock of the Company as of October 4, 2007, in exchange for contributing substantially all of its net assets to LSG. The Company acquired LSG in order to enter the white light LED market.
The total purchase price of the net assets of LSG is calculated as follows:

Common stock and Preferred Stock of LSG issued to LED Holdings	$47,382,573
Add: Transaction costs	1,091,453

Total purchase price of LSG	$48,474,026

The following table shows the allocation of the net assets of LSG on the date of the reverse merger:

Cash and cash equivalents	$824,900
Other current assets	5,090,592
Fixed assets	587,000
Patents and technology	3,900,000
Other long-term assets	1,214,588
Goodwill	42,605,552

Estimated fair value of assets	54,222,632
Less: Fair value of current liabilities	(3,845,499)
Liability under derivative contracts	(1,903,107)

Fair value of net assets acquired in reverse merger	$48,474,026

The Company has assessed that the goodwill acquired pursuant to the reverse merger is not deductible for federal income tax purposes.
The value of the intangible assets acquired in connection with LED Holdings acquisition of LED Effects and the estimated useful lives of the assets at the date of acquisition are presented in the table below:

		Estimated
		Useful Life
	Acquisition	At Acquisition
Intangible Asset	Fair Value	Date

Technology and patents	$3,900,000	7.5 years

At December 31, 2008, the Company recorded an impairment charge against certain of the intangible assets acquired (Note 7).
Acquisition of LPBV
On April 22, 2008, the Company acquired a 100% interest in the common and preferred stock of LPBV. To settle the transaction, the Company paid the selling stockholders of LPBV cash of $5,000,000 and issued 4,632,000 shares of common stock of the Company. The acquisition of LPBV provided the Company a more global distribution network and provided an opportunity to access opportunities to grow its business with a number of European-based lighting companies. The Company began consolidating the results of LPBV on May 1, 2008. The following table summarizes the LPBV purchase consideration:

Cash	$5,000,000
4,632,000 shares of common stock	22,233,600
Transaction fees	1,190,000

Total purchase price of LPBV	$28,423,600

The following table shows the allocation of the net assets of LPBV on the acquisition date. The Company began consolidating LPBV on May 1, 2008:

Current assets
Accounts receivable, net	$5,118,296
Inventories, net	7,037,400
Other current assets	446,333
Non-current assets
Property and equipment, net	940,448
Intangible assets	14,600,000
Goodwill	11,332,480
Current liabilities
Accounts payable and accrued expenses	(2,033,712)
Other current liabilities	(704,088)
Short-term debt	(2,069,177)
Long-term debt	(2,561,974)
Deferred taxes and other liabilities	(3,682,406)

Fair value of net assets acquired	$28,423,600

The Company has assessed that the goodwill acquired pursuant to the acquisition of LPBV is not deductible for federal income tax purposes.
The value of the intangible assets acquired in connection with LED Holdings acquisition of LED Effects and the estimated useful lives of the assets at the date of acquisition are presented in the table below:

		Estimated
		Useful Life
	Acquisition	At Acquisition
Intangible Asset	Fair Value	Date

Technology and patents	$500,000	5 years
Trademarks	1,500,000	5 years
Customer relationships	5,400,000	3.5 to 10 years
License agreements	6,900,000	10 years
Non-competition agreements	300,000	2 years

	$14,600,000

At December 31, 2008, the Company recorded an impairment charge against certain of the intangible assets acquired (Note 7).
Acquisition of Net Assets of Lamina Lighting, Inc.
On July 29, 2008, a wholly-owned subsidiary of the Company (the “Purchaser”) acquired under an Asset Purchase Agreement (the “Purchase Agreement”) substantially all of the net assets of Lamina Lighting, Inc. (“Lamina”) for aggregate consideration of $4.5 million in cash (the “Cash Payment”). The Company also has an obligation to make earn-out payments of up to $10,500,000 based on the total sales of the purchased technologies made over the period from July 29, 2008 through December 31, 2009. With the acquisition of the net assets of Lamina, the Company acquired additional light engine technology that it believes will further build out its technology capabilities.
The following table shows the aggregate purchase price of the net assets of Lamina:

Total cash payment	$4,500,000
Transaction fees	263,383

Total purchase price of Lamina	$4,763,383

The following table shows the allocation of the net assets acquired from Lamina on the acquisition date. The Company began consolidating the operations of the business acquired from Lamina on August 1, 2008:

Current assets
Accounts receivable, net	$382,282
Inventories, net	1,699,173
Other current assets	181,519
Non-current assets
Property and equipment	1,121,154
Intangible assets	2,445,000
Current Liabilities
Accounts payable and accrued expenses	(1,065,745)

Total purchase price of Lamina net assets	$4,763,383

The allocation of the total purchase price for the acquisition of the Lamina net assets to identifiable net tangible and intangible assets resulted in total negative goodwill of $772,653. The Company has recorded the negative goodwill amount as a reduction of the net property and equipment and intangible assets in the purchase equation above.
The value of the intangible assets acquired in connection with LED Holdings acquisition of LED Effects and the estimated useful lives of the assets at the date of acquisition are presented in the table below:

		Estimated
		Useful Life
	Acquisition	At Acquisition
Intangible Asset	Fair Value	Date

Trademarks	$712,500	20 years
Customer relations	990,000	10 years
License agreements	742,500	10 years

	$2,445,000

Pro-Forma Results for Acquisitions
The following unaudited pro-forma financial information presents the combined results of operations of the Company, LPBV and Lamina as if the acquisitions had occurred as of January 1, 2008. The pro-forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of each of the periods presented. The unaudited pro-forma financial information for the year ended December 31, 2008 combines the historical financial results for the Company for the year ended December 31, 2008 with the pre-acquisition results of LPBV for the period January 1, 2008 through April 30, 2008 and the pre-acquisition results for Lamina for the period January 1, 2008 through July 31, 2008.
The unaudited pro-forma results for all periods presented include amortization charges for any acquired intangible assets, elimination of intercompany transactions, adjustments to interest expense and related tax effects. The unaudited pro-forma results were as follows for the fiscal years ended December 31, 2008:

2008
Revenue	$28,622,000
Net loss	(103,244,000)
Basic net loss per share	$(3.58)
Diluted net loss per share	$(3.58)
NOTE 5: FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
In accordance with SFAS No. 157, “Fair Value Measurements,” which was adopted at the beginning of 2008, the Company, determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. SFAS No. 157 established a three-tiered hierarchy making a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii)) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that would require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the lines of credit, promissory notes, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. Long-term debt is carried at book value which approximates fair value due mainly to the fact that the interest rate on the long-term debt is variable. As discussed in Note 12, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at fair value. The fair values of these warrants and the embedded conversion feature associated with the 6% Convertible Preferred Stock are not material at December 31, 2008. As discussed in Note 11, the Company has applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value.

NOTE 6: INVENTORIES
Inventories are comprised of the following:

	December 31,	December 31,
	2008	2007
Raw materials and components	$13,342,589	$3,848,594
Work-in-process	1,365,431	221,493
Finished goods	2,359,754	131,879
Allowance for obsolete and slow moving raw materials	(4,865,000)	(415,000)

	$12,202,774	$3,786,966

NOTE 7: PROPERTY, EQUIPMENT AND OTHER ASSETS

Property and equipment consists of the following:

	December 31,	December 31,
	2008	2007
Leasehold improvements	$1,075,377	$184,609
Office furniture and equipment	3,507,767	640,736
Tooling and production and test equipment	4,269,401	649,804

Total property and equipment	8,852,545	1,475,149
Accumulated depreciation	(5,221,657)	(326,125)

	$3,630,888	$1,149,024

Intangible assets consist of the following:

	December 31,	December 31,
	2008	2007
Technology and patents	$5,152,501	$8,069,764
Trademarks	1,566,900	360,000
Software	2,000,000	2,000,000
Customer relationships	6,049,000	730,000
Licenses	7,642,500	—
Non-competition agreements	300,000	—

Total intangible assets	$22,710,901	11,159,764
Less: Accumulated amortization	(5,258,269)	(1,844,782)

	$17,452,632	$9,314,982

In the fourth quarter of 2008, we performed an annual valuation of all our business segments to determine whether any goodwill or intangible assets that had been acquired by the Company were impaired. The result of this valuation was that material impairments were identified in the LSG and LPBV reporting units. The following table summarizes the total impairment charge recorded by the Company in the fourth quarter of 2008:

Goodwill arising on the acquisition of Lighting Science Group	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group	2,419,984
Goodwill arising on the acquisition of LPBV	6,159,000
Trademarks acquired on the acquisition of LPBV	796,741
Technology and patents acquired on the acquisition of LPBV	322,856

Customer relationships acquired on the acquisition of LPBV	806,000

Total impairment charge	$53,110,133

At the time of the acquisitions, the valuation of goodwill and other intangible assets were determined using acceptable methods based on growth projections tied to the development of the respective markets and products. Due to a number of factors, including (i) the slower than expected pace at which the Company was able to develop products for these markets, (ii) product failures experienced for certain products released, (iii) delays in obtaining key certifications for products, (iv) project delays by customers, (v) market slowdown in construction spending and (vi) reduction in the market price for the Company’s common stock and the multiple attributed to our common stock, the results of these projections became questionable. The total impairment is recorded in our consolidated statement of operations in the line “Impairment of goodwill and intangible assets”. In accordance with SFAS 142, these impairments resulted in a new cost basis for the goodwill and other intangible assets. The fair value of the separate reporting units to which goodwill and intangible assets were attributed was assessed using a discounted cash flow analysis.
SFAS No. 142 specifies that intangible assets that have finite lives are to be amortized over their useful lives. The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008, and their useful lives are detailed below:

				Estimated
	Original Fair	Accumulated	Net Carrying	Remaining Useful
Intangible Asset	Value	Amortization	Value	Life
Technology and intellectual property	$5,152,501	$(2,014,218)	$3,138,283	1.5 to 15.5 years
Trademarks	1,566,900	(158,922)	1,407,988	4.5 to 20.0 years
Software	2,000,000	(1,000,000)	1,000,000	0.5 years
Customer relationships	6,049,000	(850,994)	5,198,006	3.5 to 13.5 years
License agreements	7,642,500	(1,114,762)	6,527,738	10.0 years
Non-competition agreements	300,000	(119,373)	180,627	1.5 years
Goodwill	6,799,962	—	6,799,962	Not subject to amortization
The table below is the estimated amortization expense, adjusted for any impairment charge recorded in the fourth quarter of 2008, for the Company’s intangible assets for each of the next five years and thereafter:

2009	$3,274,324
2010	2,154,187
2011	2,123,232
2012	1,994,569
2013	1,772,611
Thereafter	6,133,709

$17,452,632

NOTE 8: SHORT-TERM DEBT
At December 31, 2008, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance
				Outstanding
				at
				December
	Maximum			31, 2008
Facility	Facility		Interest Rate	(USD)
ABN AMRO Bank, revolving line of credit		€500,000	6.90%	$330,137
IFN Finance, working capital line, availability based on 90% of the value of trade receivable invoices		€4,000,000	7.15%	1,876,576
Promissory notes issued to related parties due July 31, 2009	US$	2,000,000	8.0%	2,000,000
Bank of Montreal, demand line of credit	US$	20,000,000	7.25%	18,000,000

Total short-term debt				$22,206,713

At December 31, 2008, LPBV was in breach of certain covenants under its agreement with ABN AMRO. As a result of such breach, ABN AMRO has reduced the total amount available under the line of credit to €300,000 and has also increased the interest rate on the facility by 0.5%. The Company and LPBV have discussed an action plan with ABN AMRO to resolve the breach conditions to be implemented during the second quarter of 2009. ABN AMRO has agreed to waive such breach based on the Company’s and LPBV’s action plan to rectify the breach. The line of credit is a one-year revolving line of credit that matures on January 1, 2010. As security for the line of credit, ABN AMRO has been given a senior security interest in LPBV’s inventory, property and equipment.
On July 25, 2008, the Company, entered into a Loan Authorization Agreement (the “Loan Agreement”) with BMO, whereby BMO established a $20 million revolving line of credit for the Company. The Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% and matures on written demand by BMO, but in no event later than July 25, 2009. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company.
The Loan Agreement is guaranteed by Pegasus IV, in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008. Pegasus IV is a private equity fund managed by Pegasus Capital. Pegasus Capital is the controlling equity holder of the Company and beneficially owns approximately 65.7% of our common stock. As consideration for the guarantee by Pegasus IV, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. The Company also issued to Pegasus IV a warrant for the purchase of 942,857 shares of common stock at an exercise price of $7.00 per share. The warrant has a term of five years.
IFN Finance has a senior security interest in all accounts receivable of LPBV. Interest is payable monthly on each of the facilities.

In December 2008, the Company borrowed a total of $2 million from Pegasus Partners IV and three of its executives. In exchange, the Company issued promissory notes to Pegasus Partners IV and the three executives that are unsecured and bear interest at 8% per annum. Payments equal to the principal and accrued interest on each Note are due on July 31, 2009, and each of the notes may be prepaid in whole or in part at any time without premium or penalty.
NOTE 9: LONG-TERM DEBT
LPBV has long-term debt obligations as follows:

	December 31,		December 31,
	2008	Maturity date	2008
ABN AMRO Bank, 10 year term loan, payable in forty equal installments beginning April 1, 2004	€1,575,000	January 1, 2014	$2,220,278
ABN AMRO Bank, 5 year term loan, payable in twenty equal installments beginning April 1, 2004	50,000	January 1, 2009	70,485
Leases	122,330	various	168,220

	1,747,330		2,458,983
Less current portion of long-term debt	(1,675,916)		(2,362,540)

Long-term portion of long-term debt	€71,414		$96,443

The ABN AMRO facilities bear interest at EURIBOR +1% (4.15% at December 31, 2008) and interest is payable quarterly. LPBV has provided ABN AMRO a senior security interest on inventories, property and equipment and a charge on accounts receivable subordinated to the senior security interest of IFN Finance. LPBV has also agreed to certain covenants including maintaining its total equity at or above 35% of its total assets. At December 31, 2008, the total equity of LPBV was less than 35% of its total assets and the Company was in breach of its agreement with ABN AMRO. As a result of the breach, ABN AMRO has increased the interest rate on the facility by approximately 1.0%. The Company and LPBV have discussed an action plan with ABN AMRO to resolve the breach conditions to be implemented during the second quarter of 2009. ABN AMRO has not provided a waiver of the breach to LPBV and has not accelerated future loan payments. As the Company has not received a waiver from ABN AMRO, it has classified all of the outstanding balance of the facilities as a current liability at December 31, 2008.
The following table sets out the amount of long-term debt repayment due in each of the following five years and thereafter:

2009	$2,362,540
2010	51,793
2011	44,650
2012	—
2013	—
Thereafter	—

$2,458,983

NOTE 10: INCOME TAXES
The significant components of income before income taxes and the consolidated income tax provision (benefit) for the Company are shown in the following table:

		For the period	LED Effects
	For the year	June 14, 2007	For the period
	ended	through	January 1,
	December 31,	December 31,	2007 through
	2008	2007	June 13, 2007
Income (loss) before taxes and minority interest in income of subsidiary
Domestic	$(92,269,577)	$(4,730,555)	$429,793
Foreign	(4,901,386)	(168,512)	32,246

Total	$(97,170,963)	$(4,899,067)	$462,039

Income tax expense (benefit)
Current provision
Federal	—	—	$121,176
State	—	—	45,331

Current income tax expense	$—	$—	$166,507

Deferred income tax expense (benefit)
Federal	$(1,264,436)	—	$890
State	—	—	(6,117)
Foreign	(943,071)	—	10,964

Deferred income tax expense (benefit)	$(2,207,507)	$—	$5,737

Income tax expense (benefit)	$(2,207,507)	$—	$172,244

The following table presents a reconciliation of the actual income tax expense (benefit) to the amount calculated applying the United States Federal statutory tax rate of 35%. As LED Effects was a private company during the period January 1, 2007 through June 13, 2007, no comparative income tax rate reconciliation is included for its income tax expense.

		For the period
	For the year	June 14, 2007
	ended	through
	December 31,	December 31,
	2008	2007
Loss before taxes and minority interest in income of subsidiary	$(97,170,963)	$(4,899,067)

Income tax benefit applying United States federal statutory rate	$(33,038,127)	$(1,665,683)

Permanent differences
Impairment charge	18,057,445	—
Other	134,060	(91,603)
Increase in valuation allowance	12,478,941	2,576,446
Rate difference between United States federal statutory rate and Netherlands statutory rate	355,136	—
Income tax benefit eliminated by IRS Section 382 limitation	—	(762,012)
Other	(194,961)	(57,148)

Income tax benefit recorded	$(2,207,507)	—

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$22,551,486	$11,176,327
Net operating loss carryforward recorded by foreign subsidiary	923,988	—
Stock options	1,186,205	808,242
Inventories	729,808	—
Accounts receivable	33,435	—
Accrued liabilities	217,441	—
Other	—	44,435

Total deferred tax assets	25,642,362	12,029,003
Less: valuation allowance	(24,507,944)	(12,029,003)

Net deferred tax assets	$1,134,418	$—

Deferred tax liabilities
Derivatives	$(96,879)	$—
Intangible assets	(2,414,831)	—

Total deferred tax liabilities	(2,511,710)	—

Net deferred tax liabilities	$(1,377,292)	$—

At December 31, 2008, the Company had the following operating income tax loss carryforwards available to offset future income taxes, subject to expiration:

	United States	The Netherlands
	Income Tax Loss	Income Tax Loss
Year of Expiration	Carryforwards	Carryforwards
2012	$2,293,432	$—
2016	—	3,695,951
2018	2,293,432	—
2019	2,293,432	—
2020	2,293,432	—
2021	2,293,432	—
2022	2,293,432	—
2023	2,293,432	—
2024	2,293,432	—
2025	2,293,432	—
2026	2,293,432	—
2027	9,937,230	—
2028	33,456,349	—

Total	$66,327,899	$3,695,951

Prior to entering into the Exchange Agreement, all operations of LED Holdings were carried through a limited liability corporation (“LLC”). As a result, all income taxes related to the income of LED Holdings business for the period June 14, 2007 through October 3, 2007 is passed through to the LED Holdings members. As the income taxes payable or recoverable related to the operations of LED Holdings was passed through to its stockholders, the Company has not recorded a tax provision for either current or deferred taxes during this period. The Company has also not included in the table above any tax loss carryforwards or the offset of any taxable income against such tax loss carryforwards, related to the operation of its business for the period June 14, 2007 through October 3, 2007.
NOTE 11: RELATED PARTY TRANSACTIONS
Pegasus Capital
As disclosed in Note 8 above, Pegasus IV has provided a guarantee of the demand line of credit the Company has obtained from BMO. As consideration for providing the guarantee, the Company has agreed to pay Pegasus IV a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to the Side Letter Agreement dated July 25, 2008, to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. During the year ended December 31, 2008, the Company recorded as interest expense guarantee and transaction fee expenses related to Pegasus IV’s guarantee of the BMO facility in the amount of $669,560.
In connection with the acquisition of LPBV, the Company paid $400,000 to an affiliate of Pegasus Capital for expenses incurred in performing certain due diligence and other activities. These costs have been reflected in the transaction fees associated with the acquisition.
As noted in Note 8 above, in December 2008, the Company borrowed a total of $2,000,000 from Pegasus Partners IV and three of its executives, including its Chief Executive Officer. In exchange, the Company issued promissory notes to Pegasus IV and the three executives that are unsecured and bear interest at 8% per annum. The notes mature on July 31, 2009.
Loans from Directors and Officers
During the first and second quarters of 2005, members of the board of directors and certain officers of a predecessor company (the “Lender” or “Lenders”) agreed to loan the predecessor company an aggregate of $476,000 on a short-term basis. A portion of the compensation under the terms of the notes issued by the predecessor company to each Lender required the Company to issue warrants to the Lenders for a total of 23,800 shares of common stock to be purchased at an exercise price of $30.00 per share.
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

NOTE 12: PREFERRED STOCK
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
During the year ended December 31, 2008 and the period from October 4, 2007 through December 31, 2007, 18,750 and 160,001 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company, respectively. At December 31, 2008, 196,902 shares of 6% Convertible Preferred Stock remained outstanding.
The 6% Convertible Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The 6% Convertible Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The 6% Convertible Preferred Stock ranks pari passu with the Series B Preferred Stock and the Series C Preferred Stock with respect to liquidation preference and the payment of dividends. The dividend rate on the 6% Convertible Preferred Stock is $3.84 per share per annum (6% effective yield) and such dividends are fully cumulative, accruing, without interest, from the date of original issuance of the 6% Convertible Preferred Stock through the date of redemption or conversion thereof. The Company must redeem any outstanding 6% Convertible Preferred Stock on May 10, 2010.
Initially, the warrants were issued to the purchasers of the 6% Convertible Preferred stock and were exercisable at the election of the holder into a total of approximately 339,150 shares of common stock at an initial exercise price of $19.20 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.
On June 6, 2006, the predecessor company agreed to amend the terms of the then outstanding 6% Convertible Preferred Stock and the warrants issued to purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to adjust the conversion price of the 6% Convertible Preferred Stock then outstanding to $10.00 per common share compared to the original conversion price of $16.00 per common share. This adjustment resulted in an increase in the total number of shares of common stock that may be required to be issued by the predecessor company in the future to holders of the 6% Convertible Preferred Stock to approximately 661,009 shares. The predecessor company also agreed that, at December 31, 2006, it would further adjust the conversion price of the then outstanding 6% Convertible Preferred Stock to $6.00 per common share from the current exercise price of $10.00 if the then current market price of the predecessor company’s common stock (as defined in the agreement) was less than $10.00 per common share. As the current market price did not exceed $10.00 per share at December 31, 2006, the conversion price of the outstanding 6% Convertible Preferred Stock was further adjusted to $6.00 per common share at December 31, 2006, the total number of shares of common stock that may be required to be issued by the Company also increased from approximately 661,009 common shares to approximately 1,101,690. The predecessor company has filed a registration statement with the Securities and Exchange Commission covering the approximately 1,101,690 shares that may be required to be issued. The registration statement was declared effective on July 14, 2006.
On June 6, 2006, the predecessor company also agreed to amend the terms of the warrants issued to the purchasers of the 6% Convertible Preferred Stock. The predecessor company agreed to immediately adjust the exercise price of the approximately 339,150 outstanding warrants from $19.20 per common share to $6.00 per common share. The adjustment of the terms of these warrants does not change the total number of common shares that the predecessor company may be required to issue in the future to holders of the warrants. During the year ended December 31, 2008 and during the period June 14, 2007 through December 31, 2007, 5,860 and no warrants were exercised, respectively.
Pursuant to SFAS No. 133 and EITF No. 00-19, the embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $94,607 and $(424,456) for the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007, respectively. The accretion of the discount is negative due to a net conversion of 6% Convertible Preferred stock by the holders during the period June 14, 2007 through December 31, 2007.
The following table presents the change in the fair value of the derivatives as disclosed in the Company’s 2008 and 2007 consolidated balance sheet:

	Year Ended December 31,	Period June 14, 2007
	2008	through December 31, 2007
Fair value of liability for derivative contracts, beginning of period	$1,007,600	$—

Fair value of derivative liability assumed through the reverse merger with LSG	—	1,903,107

Adjustment to fair value of current derivative contacts during the period, recorded in other income (expense) during the period	(511,489)	(357,461)

Less allocation of fair value of derivative liability to additional paid-in capital on conversion or exercise of derivative instruments	(492,457)	(538,046)

Fair value of liability for derivative contracts, end of period	$3,654	$1,007,600

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value of each derivative instrument and the resulting value of the derivative liability as of December 31, 2008 are as follows:

		Embedded Conversion
		Feature Associated With The
		6% Convertible Preferred
	Warrants	Stock
Exercise/Conversion Price	$6.00	$6.00

Fair Value of the Company’s Common Stock	$0.37	$0.37

Expected life in years	1.4	1.4

Expected volatility	75%	75%

		Embedded Conversion
		Feature Associated With The
		6% Convertible Preferred
	Warrants	Stock
Expected dividend yield	0.0%	0.0%

Risk free rate	0.48%	0.48%

Calculated fair value per share	$0.04	$0.04
The 6% Convertible Preferred Stock is Mandatorily Redeemable Preferred Stock as defined by SFAS 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and would also qualify as “Preferred Stocks Subject to Mandatory Redemption Requirements or Whose Redemption is Outside the Control of the Issuer” as defined by Accounting Series Release (“ASR”) No. 268 – “Redeemable Preferred Stocks.” The conversion feature associated with the 6% Convertible Preferred Stock is not a nonsubstantive or minimal feature and therefore the provisions of ASR No. 268 have been applied in classifying the 6% Convertible Preferred Stock separate from stockholders’ equity.
NOTE 13: STOCKHOLDERS’ EQUITY
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
March 2007 Private Placement
On March 9, 2007, a predecessor company completed a private placement with a group of accredited investors for net proceeds of $3.6 million. The predecessor company issued approximately 666,663 shares of common stock at a price of $6.00 per share. The predecessor company also issued approximately 500,000 A Warrants for the purchase of common stock to the investor group. The warrants have an exercise price of $7.00 per share and have a term of five years. The predecessor company also issued approximately 666,663 B Warrants for the purchase of additional shares of common stock. Each B Warrant is comprised of one share of common stock and 0.75 A Warrants for the purchase of common stock. The exercise price of each B Warrant is $6.00 per unit. These B Warrants can be exercised by the holder at any time up to the 90th trading day after the effective date of a registration statement that was filed by the predecessor company to register the common stock issued to the investors on March 9, 2007. The Registration statement was declared effective by the SEC on June 28, 2007. Therefore, all B Warrants were required to be exercised by the holder on or before November 5, 2007. On October 4, 2007, at the date of the Exchange Agreement, 89,851 B Warrants were outstanding.
During the period October 4, 2007 through December 31, 2007, the holders of approximately 79,667 B Warrants exercised such warrants. On November 5, 2007, 10,184 B Warrants expired unexercised. During the year ended December 31, 2008 and for the period from October 4, 2007 through December 31, 2007, no A Warrants were exercised. At December 31, 2008, approximately 722,362 A Warrants were outstanding.
Series B Preferred Stock
On October 4, 2007, LSG issued 2,000,000 shares of Series B Preferred Stock as partial consideration for the assets of LED Holdings pursuant to the Exchange Agreement. Shares of Series B Preferred Stock are convertible at any time at the option of the holder, at a conversion price equal to $5.650166808 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.
Each share of Series B Preferred Stock is entitled to 3.5 votes for each share of common stock into which it is convertible. Shares of Series B Preferred Stock are entitled to a liquidation preference over other classes of our capital stock except the 6% Convertible Preferred Stock, in which case the Series B Preferred Stock is pari passu. The liquidation preference per share is equal to the purchase price of the Series B Preferred Stock plus dividends, which accrues at the rate of 6% per annum. The liquidation right and preference is applicable in the event of our liquidation, a merger of our Company with or into another entity or the sale by us of all or substantially all of our business or operating assets. The holders of at least a majority of the outstanding Series B Preferred Stock have the right to purchase up to an aggregate of $10 million of the Company’s common stock, for cash, in one or more transactions at a 15% discount to the average closing price of the Company’s common stock for the thirty consecutive trading days immediately preceding the date of the purchase or purchases.
In April 2008, the holder of the Series B Preferred Stock exercised its right to purchase additional common stock of the Company. The holder purchased 2,083,333 shares of common stock of the Company for gross proceeds of $10 million. The Company negotiated a reduction in the discount to market from 15% to approximately 5% for the transaction.
Series C Preferred Stock
On December 31, 2008, the Company issued 251,739 shares of its Series C Preferred stock to settle outstanding amounts due to two law firms representing the Company. The Series C Preferred Stock is not convertible and is senior to the Common Stock and pari passu with the 6% Convertible Preferred Stock and the Series B Preferred Stock of the Company. Dividends may be declared and paid on the Series C Preferred Stock as determined by the Board of Directors. Each holder of shares of Series C Preferred Stock is entitled to 15 votes per share of Series C Preferred Stock held on any matter in which holders of Common Stock may vote. Upon the dissolution, liquidation or deemed change of control of the Company or the repurchase of any shares of Series C Preferred Stock, holders of Series C Preferred Stock would be entitled to a liquidation preference in the amount of the purchase price of the Series C Preferred Stock plus an amount accruing at the rate of 8% per annum on the purchase price.
The Company also issued to the holders of the Series C Preferred stock warrants to purchase a total of 3,776,078 shares of common stock. The warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $.85 per share. The warrants will have a term of five years from such vesting date.
Subsequent to December 31, 2008, the 251,739 shares of Series C Preferred stock and the related warrants were acquired by Pegasus IV from the two law firms.
Equity Based Compensation Plan
Effective September 1, 2005, a predecessor company implemented the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”). Awards granted under the 2005 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The 2005 Plan is administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted shall have a term in excess of ten years.
On December 31, 2008, there were 886,167 stock options outstanding. No options were exercised during the year ended December 31, 2008 or during the period from October 4, 2007 through December 31, 2007. The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted under the Plan:

Exercise price	$17.40 - $6.00

Fair market value of the underlying stock on date of grant	$8.20 - $3.00

Option term	3.0 years – 7.0 years

Vesting term	2.0 to 4.0 years

Estimated volatility	75%

Expected dividend yield	0.0%

Risk free rate	5.25% - 3.75%

Calculated fair value per share	$8.20 - $3.00
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
A summary of the option awards that were outstanding under the Company’s 2005 Plan as of December 31, 2008 and the changes for the year ended December 31, 2008 is presented below:

		Weighted
		Average
Stock Options	Underlying Shares	Exercise Price
Outstanding and exercisable, June 14, 2007	—	$—

Options assumed on the reverse merger with LSG	267,667	$7.80

Granted during the period	—	$—

Exercised during the period	—	$—

Forfeited during the period	—	$—

Outstanding and exercisable, December 31, 2007	267,667	$7.80

Granted during the year	729,000	$4.90

Exercised during the year	—	—

Forfeited during the year	(101,000)	$(4.90)

Outstanding, December 31, 2008	895,667	$5.77

Exercisable at December 31, 2008	267,667	$7.83

Options expected to vest	628,000	$4.90

Weighted average fair value of options granted during the year ended December 31, 2008		$2.77

The intrinsic value of the outstanding stock options was $- at December 31, 2008. The Company recorded stock option expense of $2,050,187 and $93,159 for the year ended December 31, 2008 and the period June 14, 2007 through December 31, 2007, respectively. At December 31, 2008, the average remaining term for outstanding stock options is 3.6 years. At December 31, 2008, the average remaining term for outstanding vested stock options is 1.6 years. On October 4, 2007, all remaining outstanding unvested stock options vested with the change in control resulting from the consummation of the Exchange Agreement.
As of December 31, 2008, there was a total of $1,130,409 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Agreements
In August 2007, a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vests as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant. The Company valued the restricted stock grant at $2,650,000, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statement of operations over an estimated period of 2.5 years. In the first quarter of 2009, the executive’s employment with the Company was terminated. The Company and the executive are currently negotiating the terms of the executive’s termination. For the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007, the Company recorded compensation expense related to this restricted stock award of $386,458 and $938,542, respectively.
In April 2008, the Company issued restricted stock awards to certain of its management staff for a total of 841,250 shares of common stock. The restricted stock awards will vest as follows: (i) 33% of the total awarded shares shall vest on the first date after the grant date that the Company’s “Recognized Revenue” equals $50 million, (ii) 34% of the awarded shares shall vest on the first date after the grant date that the Company’s Recognized Revenue is greater than $115 million and (iii) 33% of the awarded shares shall vest on the first day after the grant date that the Company’s Recognized Revenue is greater than $150 million. In any event, all outstanding restricted stock awards will vest on the third anniversary of the grant date. For purposes of the vesting schedule, Recognized Revenue is defined as the cumulative gross revenue generated by (i) sales of products that have been delivered to customers of the Company or one of its subsidiaries, or (ii) licensing of the technology developed by the Company or one of its subsidiaries, since January 1, 2008. For the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007, the Company recorded compensation expense related to these restricted stock awards of $934,720 and $ -, respectively.
The following table presents the activity of the restricted stock grants made by the Company during the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007:

		Weighted
		Average
		Grant Date
Non-vested restricted stock	# of shares	Fair Value
Non-vested restricted stock, June 14, 2007	—	$0.00
Restricted stock grants assumed upon reverse merger	187,500	$10.60
Granted	—	$0.00
Vested	—	$0.00
Cancelled	—	$0.00

Non-vested restricted stock, December 31, 2007	187,500	$10.60

Granted	841,250	$4.90
Vested	(62,500)	$(10.60)
Cancelled	—	—

Non-vested restricted stock, December 31, 2008	966,250	$5.64

The fair value of the restricted stock that vested during the year was approximately $241,000.
Warrants for the Purchase of Common Stock
At December 31, 2008, the Company has issued the following warrants for the purchase of common stock:

		No. of
	Reason for	Common	Exercise	Expiration
Warrant Holder	Issuance	Shares	Price	Date
Investors in March 2007 Private Placement (Note 13)	March 2007 Private Placement A Warrants	722,362	$7.00	March 9, 2012 to June 29, 2012
Pegasus IV (Note 8)	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013
Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012
6% Convertible Preferred stockholders (Note 12)	Private Placement	232,504	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	57,500	$8.00 -$10.40	July 31, 2009 to December 31, 2009

Total		2,128,348

At December 31, 2008, all warrants shown in the table above are fully vested.

Pursuant to the issue of the Series C Preferred stock, the Company issued to the holders of the Series C Preferred stock warrants to purchase a total of 3,776,078 shares of common stock. The warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $.85 per share. The warrants will have a term of five years from such vesting date.
NOTE 14: INTERNATIONAL SALES
For the year ended December 31, 2008 and for the period June 14, 2007 through December 31, 2007 and for the period January 1, 2007 through June 13, 2007, the Company and LED Effects, respectively, have determined that the United States and the Netherlands were the only regions from which the Company had in excess of 10% of revenue. At December 31, 2008 and 2007, the United States and the Netherlands were the only two regions that had in excess of 10% of revenue. The following tables set out the total revenue and total assets of the geographical region:

			LED Effects
			for the
		LSG for the	period
		period June	January 1,
	LSG for the	14, 2007	2007
	year ended	through	through
	December 31,	December 31,	June 13,
Revenue by Geographical Region	2008	2007	2007
United States	$10,165,476	$4,564,949	$3,595,357
The Netherlands	2,623,873	—	—
Other	7,969,244	51,162	79,775

	$20,758,593	$4,616,111	$3,675,132

Total Assets by Geographical region	December 31, 2008	December 31, 2007
United States	$39,136,026	$72,803,664
The Netherlands	9,866,344	—
Other	550,897	782,587

	$49,553,267	$73,586,251

NOTE 15: COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2008, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2009	$1,077,152
2010	1,011,258
2011	928,783
2012	574,919
2013	11,726
Thereafter	—
During the year ended December 31, 2008 and during the period June 14, 2007 through December 31, 2007, the Company incurred rent expense of approximately $1,082,620 and $264,700. During the period January 1, 2007 through June 13, 2007, LED Effects incurred rent expense of approximately $27,700.

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
Legal Action
On February 19, 2008, Philips Solid-State Lighting Solutions, Inc. (“Philips”) filed a civil lawsuit in the United States District Court for the District of Massachusetts (“Massachusetts I”) against: (i) the Company; (ii) LED Holdings; and (iii) LED Effects, Inc. Philips Solid-State Lighting Solutions, Inc., et al. v. Lighting Science Group Corporation et al., U.S. District Court, District of Massachusetts, Civil Action No. 1:08-cv-10289. The lawsuit alleges that the defendants have infringed five (5) related patents all formerly owned by Color Kinetics, Inc., a company acquired by Philips’ parent, Koninklijke Philips Electronics N.V., in August 2007. The asserted patents are all directed to the use of light emitting diodes to produce different colors of light. The complaint did not specify any particular accused products. The lawsuit seeks injunctive relief and unspecified compensatory damages and attorneys’ fees for the alleged patent infringement. In September 2008, Philips specifically alleged infringement of one or more claims of the patents by twenty-six (26) Company products originating out of LED Effects which utilize red, green and blue light emitting diodes to produce various colors of light and one version of the EYELEDS product which has not yet been sold in the United States. The twenty-six (26) accused Company products have not and do not represent a significant portion of the Company’s revenues.
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
On December 1, 2008, Philips moved to dismiss or transfer the California II action. On February 3, 2009, the California II action was dismissed in favor of the Massachusetts II action proceeding.
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
Discovery has been proceeding in the California I and Massachusetts I actions. In the California I action, Philips was sanctioned for failure to properly respond to discovery requests and Philips paid the Company $5,000.
Various discovery and procedural motions are pending in the California I action and the Massachusetts I action.
On March 17, 2009, the Company and Philips entered into a Stay Agreement to stay all the pending actions for thirty (30) days in order to facilitate settlement discussions. The stay was subsequently extended to July 15, 2009.
The Company intends to vigorously pursue its claims against Philips and to vigorously defend the claims asserted by Philips if a settlement cannot be reached. The Company is not able to estimate the amount of any loss that may be incurred upon the resolution of this action.
Other Contingencies
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial statements.

NOTE 16: SUBSEQUENT EVENTS
Borrowing under Promissory Notes
In February 2009, the Company signed a promissory note agreement with Pegasus IV that would allow the Company to borrow up to $7.0 million in aggregate (the “February Note”). The February Note matures on June 30, 2009 and bears interest at 8% per annum. As a condition to entering into the February Note, Pegasus IV and the Company entered into a letter agreement dated February 13, 2009 between the Company and Pegasus IV (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement and the February Note, the Company agreed to use its best efforts to conduct a rights offering during the second fiscal quarter of 2009 (the “Offering”) for preferred or common stock of the Company, the net proceeds of which would raise at least $30 million. The February Note and the Letter Agreement require that any net cash proceeds of an offering generally be applied to the payment of: (i) the unpaid principal amount of the February Note, together with accrued interest thereon; (ii) the unpaid principal amount of the Company’s outstanding unsecured bridge loans, together with accrued interest thereon; (iii) the anticipated cash needs of the Company during 2009, net of other available financings; and (iv) the Company’s outstanding borrowings that are guaranteed by Pegasus Capital or an affiliate of Pegasus Capital.
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
The proceeds of the borrowings on the Convertible Note were generally used to: (a) pay in full the $1.95 million note granted to Pegasus IV in December 2008, together with accrued interest thereon, (b) pay in full the February Note, together with accrued interest thereon, (c) pay in full the Additional Notes, together with accrued interest thereon, and (d) pay outstanding principal amounts under the BMO line of credit. Further, so long as any amounts remain outstanding under the Convertible Note, the Company must obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to the BMO line of credit.
The Convertible Note amends the terms of the Offering and provides that: (a) the Offering would consist of the offering of at least 38,916,295 units at $1.006 per unit, (b) each unit would consist of 1.006 shares of newly designated Series D Non-Convertible Preferred Stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $6.00 (the ”Unit”), and (c) the Company must use its reasonable best efforts to cause the registration statement for the Offering to be declared effective by the SEC on or before July 31, 2009. Pegasus IV would also have the right to acquire any units not otherwise subscribed for pursuant to the terms of the Offering.
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