Form 10-Q
period 2009-03-31
LIGHTING SCIENCE GROUP CORP
filed 2009-09-02
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2596710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1227 South Patrick Drive, Building 2A, Satellite Beach, FL	32937
(Address of Principal Executive Offices)	(Zip Code)
(321) 779-5520
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
☐ Yes     ☑ No
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
☐ Yes     ☑ No
     As of August 20, 2009, there were 30,009,839 shares of the registrant’s Common Stock outstanding, 196,902 shares of the registrant’s 6% Convertible Preferred Stock outstanding, 2,000,000 shares of the registrant’s Series B Preferred Stock outstanding and 251,739 shares of the registrant’s Series C Preferred Stock outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	2
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities	25
Item 6. Exhibits	25
Signatures	26
Ex. 31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Ex. 31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Ex. 32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
EX-31.1
EX-31.2
EX-32.1

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$93,034	$254,538
Accounts receivable, net of allowance for doubtful accounts	6,579,713	6,633,888
Inventories, net of allowance	11,302,278	12,202,774
Deferred income tax	606,359	671,782
Prepaid expenses and other current assets	1,021,513	1,517,690

Total current assets	19,602,897	21,280,672

PROPERTY AND EQUIPMENT, net	3,331,258	3,630,888

OTHER ASSETS
Intangible assets, net	15,792,724	17,452,632
Goodwill	6,473,706	6,799,962
Other long-term assets	412,505	389,113

Total other assets	22,678,935	24,641,707

TOTAL ASSETS	$45,613,090	$49,553,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt (includes $8,992,500 of related party loans in 2009 and $2,000,000 in 2008)	$30,125,277	$22,206,713
Current portion of long-term debt	2,033,975	2,362,540
Accounts payable	9,486,013	6,419,248
Accrued expenses	5,287,158	4,163,156
Unearned revenue	579,156	1,001,704

Total current liabilities	47,511,579	36,153,361

OTHER LIABILITIES
Long-term debt, less current portion	135,377	96,443
Deferred income taxes	1,720,775	2,049,074

Total other liabilities	1,856,152	2,145,517

TOTAL LIABILITIES	49,367,731	38,298,878

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding, liquidation value of $630,086	490,604	459,532

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding. Liquidation value $16,371,294 (2008 — $16,132,619)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding. Liquidation value $3,272,980 (2008 — $3,209,666)	252	252
Common stock, $.001 par value, 495,000,000 shares authorized, 29,223,589 (2008 — 28,985,897) shares issued and outstanding	29,224	28,986
Additional paid-in-capital	113,325,588	112,505,607
Accumulated deficit	(114,962,766)	(99,865,725)
Accumulated other comprehensive loss	(2,639,543)	(1,876,263)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,245,245)	10,794,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,613,090	$49,553,267

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2009	March 31, 2008

Revenue	$8,346,105	$2,144,058
Cost of goods sold	7,130,178	1,709,158

Gross margin	1,215,927	434,900

Operating expenses:
Sales and marketing	1,815,250	1,202,731
Operations	4,164,006	1,217,180
General and administrative	7,987,377	3,723,475
Depreciation and amortization	1,398,024	459,842

Total operating expenses	15,364,657	6,603,228

Loss from operations	(14,148,730)	(6,168,328)

Other income (expense)
Interest income	—	81,250
Interest expense	(920,477)	(11,738)
Other, net	(119,273)	227,851

Total other income (expense)	(1,039,750)	297,363

Loss before income tax benefit	(15,188,480)	(5,870,965)

Income tax benefit	(91,439)	—

Net loss	(15,097,041)	(5,870,965)

Items included in comprehensive income (loss)
Foreign currency translation gain (loss)	(763,278)	9,690

Comprehensive loss	$(15,860,319)	$(5,861,275)

Basic and diluted net loss per weighted average common share	$(0.55)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	29,014,948	22,013,462

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

OPERATING ACTIVITIES
Net loss	$(15,097,041)	$(5,870,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by issuance of common stock	140,000	65,000
Stock option and restricted stock compensation expense	680,219	67,651
Accretion of 6% Convertible Preferred Stock redemption value	31,072	(278)
Fair value adjustment of derivative contracts	—	(245,662)
Deferred income tax	(91,439)	—
Depreciation and amortization	1,398,024	459,842
Changes in operating assets and liabilities:
Accounts receivable	29,956	(723,496)
Inventories	658,382	(564,322)
Prepaid expenses and other assets	449,230	(63,691)
Accounts payable	3,066,765	254,414
Accrued expenses and other liabilities	1,124,002	1,320,294
Unearned revenue	(422,548)	—

Net cash used in operating activities	(8,033,378)	(5,301,213)

INVESTING ACTIVITIES
Purchase of property and equipment	(121,526)	(279,499)

Net cash used in investing activities	(121,526)	(279,499)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	—	(1,795)
Proceeds from draws on line of credit and other short-term borrowings	1,128,510	—
Payment of amounts due under line of credit and other short-term borrowings	(70,805)	—
Proceeds from issuance of promissory notes	7,000,000	—
Payment of short and long-term debt	(145,673)	—
Proceeds from exercise of common stock warrants, net of related costs	—	562,516

Net cash provided by financing activities	7,912,032	560,721

Effect of exchange rate fluctuations on cash	81,368	9,690

Net decrease in cash	(161,504)	(5,010,301)
Cash balance at beginning of period	254,538	11,399,429

Cash balance at end of period	$93,034	$6,389,128

Interest paid during the period	$399,070	$8,827

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”)and present the financial position, results of operations and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2009 and its consolidated results of operations for the three-month periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2009 (“Form 10-K”).
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2009 unaudited interim consolidated financial statements. Such reclassifications had no impact on the net income (loss), changes in stockholders’ equity (deficit) or cash flows in the comparative consolidated financial statements.
The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full fiscal years ended December 31, 2009 and 2008.

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through September 2, 2009.
In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.
NOTE 2: LIQUIDITY AND CAPITAL RESOURCES
As reflected in the consolidated financial statements, the Company has incurred comprehensive losses of ($96,850,000) during the year ended December 31, 2008 and incurred a comprehensive loss of $(15,860,000) in the three-month period ended March 31, 2009. In addition, at December 31, 2008, the Company’s current working capital level was insufficient in its view to sustain its current levels of operations without substantial cost reductions. The 2008 loss included, among other items, a $53,110,133 impairment charge for goodwill and intangible assets, approximately $7,000,000 increase in legal fees, a $6,634,000 increase in overall operating expenses as a result of the two acquisitions and the start up of other international operations made during 2008, a $4,450,000 provision for obsolete and slow moving inventory, and a $3,370,000 compensation expense related to the grant of stock options and restricted stock during the year ended December 31, 2008, which substantially increased the Company’s operating loss. The loss for the three-month period ended March 31, 2009 also included legal fees of approximately $3,000,000, provisions for slow moving and obsolete stock of approximately $580,000 and compensation expense of approximately $680,000 related to stock options and restricted stock previously granted.
In response to these trends and conditions, the Company is in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations, specifically relocating financial operations from Dallas, Texas and the operations based in Westampton, New Jersey to the Company’s Satellite Beach, Florida offices; (ii) eliminating a substantial number of positions in both the Company’s European and U.S. operations (total headcount reduction is anticipated to be approximately 70 employees by September 1, 2009, of which approximately 67 were completed as of August 28, 2009); and, (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses, and reducing third party professional services for technology and operations. In addition, to improve gross margin, the Company is in the process of: (i) outsourcing certain production to contract manufacturers; (ii) negotiating lower supply costs; (iii) consolidating vendors; and, (iv) reprioritizing the Company’s product line.
Although the Company is taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations and achieve a cash flow positive position on a monthly basis by the end of the fourth quarter 2009, there can be no assurance that all restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.

On May 15, 2009, the Company entered into a Convertible Note Agreement (the “Original Convertible Note”) with Pegasus Partners IV, L.P. (“Pegasus IV”) that provided the Company with approximately $31,650,000. Pegasus IV is a private equity fund managed by Pegasus Capital Advisors, L.P. (“Pegasus Capital”). As of August 1, 2009, Pegasus Capital and certain of its affiliates, collectively, beneficially owned approximately 82% of our common stock. The Company used the proceeds from the Original Convertible Note to retire outstanding bridge notes with Pegasus IV and to pay outstanding principal amounts on the Company’s line of credit with the Bank of Montreal (“BMO”). Because the line of credit with BMO remains available to the Company until August 24, 2010 (due to the extension of the BMO line of credit discussed in Note 9 below), the Original Convertible Note effectively provided the Company with approximately $20,000,000 in capital to fund operations. At August 28, 2009, the Company had $12,000,000 of the BMO line of credit available for use to fund its operations.
On August 27, 2009, the Original Convertible Note (as amended) was terminated, and the Company entered into a new Convertible Note Agreement with Pegasus IV (the “New Convertible Note”) in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Note as of August 27, 2009. Pursuant to the Original Convertible Note and as amended pursuant to the New Convertible Note, the Company agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) pursuant to which the Company would offer approximately 13,000,000 units (which excludes the number of units that may be acquired pursuant to the New Convertible Note or the Philips Convertible Note described below) for $1.006 per unit as soon as is reasonably practical. As currently contemplated and if the Rights Offering is consummated, the holders of the Company’s common stock, 6% Convertible Preferred Stock, Series B Preferred Stock, and warrants to purchase common stock will receive one subscription right to purchase one unit, with each such unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of the Company’s common stock for $6.00 per share, for every one share of common stock issued (or issuable upon conversion or exercise) to such holder on the record date of the Rights Offering. On the closing date of the Rights Offering, each $1.006 of outstanding principal and interest on the New Convertible Note would automatically convert into one unit in the Rights Offering, and the Company would be released from liability to the extent of the repayment of the outstanding principal and interest converted. Therefore, the Company expects to convert approximately $32,846,619 of indebtedness into equity upon completion of the Rights Offering. Because of the conversion features of the Convertible Note and the voluntary nature of participation in the Rights Offering, the Company may receive little or no additional capital as a result of the Rights Offering (other than amounts already funded by Pegasus IV). Pegasus IV also has the option to convert all or a portion of the outstanding principal and interest on the New Convertible Note prior to the closing of the Rights Offering.
On August 27, 2009, the Company entered into a convertible note agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips Electronics”) pursuant to which the Company borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which the Company notifies Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under its convertible note agreement (the “Notification Date”). Similar to the option provided to Pegasus IV in the New Convertible Note, Philips Electronics also has the option to convert all or a portion of the outstanding principal and interest on the Philips Convertible Note prior to the closing of the Rights Offering (see Note 9).
The Company has also entered into a letter of intent with Wells Fargo to arrange a factoring facility for the Company’s receivables up to $3,000,000, and expects the facility to be implemented during the third quarter of 2009. The Company will continue these efforts and seek other sources of equity, but there can be no assurance that additional capital arrangements, upon suitable terms, will be obtained.
Based on a current assessment of the Company’s working capital needs through December 31, 2009, management believes the Company has sufficient working capital available to sustain operations through at least December 31, 2009.

NOTE 3: FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
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
Cash and cash equivalents, accounts receivable, notes and accounts payable, amounts due under the lines of credit, long-term debt, promissory notes, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments. The embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market value. The Company has applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value.
At March 31, 2009, the Company’s financial instruments subject to SFAS No. 157, which were valued at fair value (all Level 2), consisted of a) Liabilities under derivative contracts ($3,654), b) 6% Convertible Preferred Stock ($490,604) and c) interest rate swaps ($9,246).
NOTE 4: INVENTORIES
Inventories are comprised of the following:

	March 31,	December 31,
	2009	2008

Raw materials and components	$13,459,843	$13,342,589

Work-in-process	1,208,762	1,365,431

Finished goods	2,082,077	2,359,754

Allowance for obsolete and slow moving raw materials	(5,448,404)	(4,865,000)

	$11,302,278	$12,202,774

NOTE 5: SHORT-TERM DEBT
At March 31, 2009, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance
				outstanding
				at March
				31, 2009
Facility	Maximum Facility		Interest Rate	(USD)
ABN AMRO Bank, revolving line of credit		€500,000	6.90%	$246,012

IFN Finance, working capital line, availability based on 90% of the value of trade receivable invoices		€4,000,000	7.15%	1,905,785

AEGON			4.27%	230,980

Promissory notes issued to related parties			8.0%	8,992,500

Bank of Montreal, demand line of credit	US$	20,000,000	7.25%	18,750,000

Total lines of credit and short-term debt				$30,125,277

At March 31, 2009, Lighting Science Group B.V. (“LSGBV”), the Company’s European operating subsidiary, was in breach of certain covenants under its agreement with ABN AMRO. As a result of such breach, ABN AMRO reduced the total amount available under the line of credit to €300,000 and has also increased the interest rate on the facility. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in compliance with the covenants under the ABN debt agreement. The line of credit is a one-year revolving line of credit that matures on January 1, 2010. As security for the line of credit, ABN AMRO has been given a senior security interest in LSGBV’s inventory, property and equipment.
On July 25, 2008, the Company, entered into a Loan Authorization Agreement (the “Loan Agreement”) with BMO, whereby BMO established a $20 million revolving line of credit for the Company. The Company and BMO subsequently amended the Loan Agreement on July 24, 2009 and August 24, 2009 to extend the scheduled maturity date. As amended, the Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% and matures on written demand by BMO, but in no event later than August 24, 2010. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company.
The Loan Agreement is guaranteed by Pegasus IV in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008, which Guaranty was extended on July 24, 2009 and August 24, 2009 in conjunction with the amendments to the Loan Agreement. As consideration for the original guarantee by Pegasus IV, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility is established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit

Facility Period divided by 365 days. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. During the three-month period ended March 31, 2009, the Company recorded guarantee and transaction fee expenses of $404,120 related to the guarantee of the BMO facility by Pegasus IV. At March 31, 2009, the Company had accrued total transaction fees payable to Pegasus IV of $89,373 related to the BMO facility. On August 24, 2009, the Company and Pegasus IV entered into that certain Guaranty Extension Agreement (the “Guaranty Extension”), whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010 (see Note 9).
IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on each of the facilities.
At March 31, 2009, the Company had borrowed an aggregate of $8,992,500 from Pegasus IV and three of its executives by issuing unsecured promissory notes with the following terms:

	Aggregate Amount
	Borrowed Under	Interest Rate Per
Date	Notes	Annum	Maturity Dates
December 19, 2008	$1,992,500	8.0%	July 31, 2009
February 13, 2009	$7,000,000	8.0%	June 30, 2009
As a condition to entering into the February 13, 2009 note (the “February Note”), Pegasus IV and the Company entered into a letter agreement dated February 13, 2009 (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement and the February Note, the Company agreed to conduct the Rights Offering, as discussed in Note 2 above. The Company repaid a note from one of the executives in the amount of $7,500 on its original maturity date of March 2, 2009. The balance of the $1,992,500 of promissory notes issued on December 19, 2008 had their maturity dates extended to July 31, 2009.
NOTE 6: LONG-TERM DEBT
LSGBV has long-term debt obligations as follows:

	March 31,
	2009	Maturity date	March 31, 2009
ABN AMRO Bank, 10 year term loan, payable in forty equal installments beginning April 1, 2004	€1,500,000	January 1, 2014	$1,981,200

Leases	142,455	various	188,152

	1,642,455		2,169,352

Less current portion of long-term debt	(1,539,959)		(2,033,975)

Long-term portion of long-term debt	€102,496		$135,377

The ABN AMRO facilities bear interest at EURIBOR +1% and was fixed at 4.15% at March 31, 2009 through an interest rate swap contract. Interest is payable quarterly on the facility. LSGBV has provided ABN AMRO a senior security interest on inventories, property and equipment and a charge on accounts receivable subordinated to the senior security interest of IFN Finance. LSGBV has also agreed to certain covenants including maintaining its total equity at or above 35% of its total assets. At March 31, 2009, the total equity of LSGBV was less than 35% of its total assets and the Company was in breach of its agreement with ABN AMRO. As a result of the breach, ABN AMRO has increased the interest rate on the facility by approximately 1.0%. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in compliance with the covenants under the ABN debt agreement. ABN has not accelerated future loan payments. As LSGBV had not received a waiver of such breach from ABN AMRO at March 31, 2009, it has classified all of the outstanding balance of the facilities as a current liability at March 31, 2009.
The following table sets out the amount of long-term debt repayment due in each of the following five years and thereafter:

2009	$2,033,975
2010	90,727
2011	44,650

$2,169,352

NOTE 7: STOCKHOLDERS’ EQUITY
Warrants for the Purchase of Common Stock
At March 31, 2009, the following warrants for the purchase of common stock were outstanding:

		No. of
	Reason for	common	Exercise
Warrant Holder	Issuance	shares	Price	Expiry date
Investors in March 2007 Private Placement	March 2007 Private Placement A Warrants	722,362	$7.00	March 9, 2012 to June 29, 2012

Pegasus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

6% Convertible Preferred stockholders	Private Placement	226,644	$6.00	May 10, 2010

The Equity Group	Consulting services	37,500	$16.00	February 10, 2010

ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011

Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010

ABM Industries Inc.	Marketing services	57,500	$8.00-$10.40	July 31, 2009 through December 31, 2009

Total		2,122,488

At March 31, 2009, all warrants shown in the table above are fully vested.

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
NOTE 8: COMMITMENTS AND CONTINGENCIES
Legal Action
On August 27, 2009, the Company, LED Holdings, LLC (“LED Holdings”), LED Effects, Inc. (“LED Effects”), Pegasus Capital and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips Electronics, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips Electronics and PENAC, the “Philips Group”), on the other hand. As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, the Company and the Philips Group have been involved in patent infringement litigation since February 19, 2008 (the “Patent Litigation”).
Pursuant to the Release Agreement, the parties agreed to dismiss all pending litigation among and between them. Specifically, the Company, LED Holdings, LED Effects and the Pegasus Group, on the one hand, and the Philips Group, on the other hand, agreed to terminate all claims and disputes among them relating to any matter or occurrence, including, but not limited to, all claims and disputes arising out of or related to the Patent Litigation and arising out of or related to any agreements or contracts entered into among the parties prior to the date of the Release

Agreement (the “Prior Agreements”). Pursuant to the Release Agreement, the parties agreed that certain of the Prior Agreements will remain in full force and effect and that others will be terminated or will expire in accordance with their terms. The Philips Group released the Company, LED Holdings, LED Effects and the Pegasus Group from any liability stemming from the Patent Litigation and the Prior Agreements, and the Company, LED Holdings, LED Effects and the Pegasus Group each released the Philips Group from any liability relating to the Patent Litigation and the Prior Agreements.
In connection with the Release Agreement, on August 27, 2009, the Company and Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, entered into a Commercial Framework Agreement pursuant to which the Company and Philips Lighting agreed to buy and sell light emitting diode (“LED”) lighting products to each other. Also in connection with the Release Agreement, the Company and Philips Electronics entered into a Patent License Agreement pursuant to which Philips Electronics granted the Company a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips Electronics has made a limited equity investment in the Company pursuant to the Philips Convertible Note (see Note 9 below).
Other Contingencies
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows.
NOTE 9: SUBSEQUENT EVENTS
Borrowing Under Promissory Notes
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
Convertible Note Issuance
On May 15, 2009, the Company entered into the Original Convertible Note with Pegasus IV, which provided the Company with approximately $31,650,000. Specifically, pursuant to the Original Convertible Note, the Company borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 26, 2009. The proceeds of the borrowings on the Original Convertible Note were generally used to: (a) pay in full the $1.95 million note granted to Pegasus IV in December 2008, together with accrued interest thereon, (b) pay in full the February Note, together with accrued interest thereon, (c) pay in full the Additional Notes, together with accrued interest thereon, and (d) pay outstanding principal amounts under the BMO line of credit. Effective as of July 31, 2009, the Company entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Convertible Note was extended.
On August 27, 2009, the Original Convertible Note (as amended) was terminated, and the Company entered into a new Convertible Note Agreement (the “New Convertible Note”) with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Convertible Note as of August 27, 2009. As with the Original Convertible Note, interest on the New Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering . The New Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Convertible Note, so long as any amounts remain outstanding under the New Convertible Note, the Company must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to the Company’s line of credit with the BMO.
Pursuant to the New Convertible Note, the Company agreed to use commercially reasonable efforts to conduct the Rights Offering as soon as is reasonably practical. Similar to the Original Convertible Note, the New Convertible Note provides that the Rights Offering would consist of the offering of approximately 13,000,000 units of the Company’s securities (which excludes the number of units that may be acquired pursuant to the New Convertible Note and the Philips Convertible Note) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share. The Company must also use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State. As with the Original Convertible Note, the New Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the Securities and Exchange Commission prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Convertible Note. Additionally, the New Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Convertible Note, Pegasus IV will release the Company from liability to the extent of the repayment of principal and interest being converted under the New Convertible Note.
Extension of BMO Line of Credit
On August 24, 2009, the Company and BMO amended the Loan Agreement to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. On the same date and in conjunction with the amendment to the Loan Agreement, the Company and Pegasus IV entered into the Guaranty Extension, whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010. As consideration for the Guaranty Extension, the Company agreed to pay Pegasus IV a fee, payable upon the earliest to occur of (a) August 24, 2010, (b) the date of termination of the Loan Agreement or the Guaranty and (c) a change of control of the Company (each of (a), (b) and (c), a “Fee Payment Date”). If the Fee Payment Date is August 24, 2010 or the date of termination of the Loan Agreement or the Guaranty, the Company must pay a fee (the “Average Daily Balance Fee”) equal to (i) 15% of the Company’s average daily loan balance with BMO, multiplied by (ii) the quotient obtained by dividing the number of days from the date of the Guaranty Extension to the Fee Payment Date by 365 days.
Convertible Note Agreement with Philips Electronics
On August 27, 2009, the Company entered into the Philips Convertible Note agreement with Philips Electronics pursuant to which the Company borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which the Company notifies Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, the Company agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Convertible Note with Pegasus IV.

If the registration statement for the Rights Offering is declared effective by the Securities and Exchange Commission prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or (b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release the Company from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our condensed consolidated interim financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes, as well as the other sections of this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2009 (the “Annual Report”) as well as the rest of such Annual Report, including the “Risk Factors” and the “Business and Properties” sections thereof and other documents filed by us from time to time with the SEC.
Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) the outcome of any litigation against us and (v) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).
Overview
We research, design, develop, manufacture and sell a range of lighting devices that use light emitting diodes (“LEDs”) as the light source. Our product line is comprised of a growing range of LED lighting devices including, but not limited to, the following: LED retrofit lamps that have a form factor close to that of the form factor of traditional lighting technology lamps, LED luminaires for infrastructure applications such as parking garages, warehouses, and manufacturing areas, street lighting, linear LED luminaires for retail display lighting, LED lighting for retail or shop lighting for the European market, white light and red, green, and blue (“RGB”) LED modules, and white light and RGB lighting devices used by us for custom and architectural lighting applications in our projects and used by third parties for their own projects and installations. In addition, our Custom Solutions business unit designs, develops, engineers, and builds custom solutions or lighting projects for a wide range of customers or clients. Our revenues are primarily derived from the sales of the products described above and from the lighting projects.

Recent Events
In February 2009, we executed a promissory note in favor of Pegasus IV that would allow us to borrow up to $7.0 million in aggregate. The February promissory note was scheduled to mature on June 30, 2009 and had an interest rate of 8% per annum. As a condition to entering into the February promissory note, we entered into a letter agreement with Pegasus IV, dated February 13, 2009 (the “Letter Agreement”), pursuant to which we agreed to use our best efforts to conduct a rights offering (the “Rights Offering”) during the second fiscal quarter of 2009 for preferred or common stock, the net proceeds of which would raise at least $30 million. The February promissory note and the Letter Agreement required that any net cash proceeds of an offering generally be applied to the payment of: (i) the unpaid principal amount of the February promissory note, together with accrued interest thereon, (ii) the unpaid principal amount of our outstanding unsecured bridge loans, together with accrued interest thereon, (iii) our anticipated cash needs during 2009, net of other available financings and (iv) our outstanding borrowings that were guaranteed by Pegasus IV or an affiliate of Pegasus IV.
In April 2009, we executed an additional promissory note in favor of Pegasus IV that would allow us to borrow up to $2.0 million in the aggregate. The note was scheduled to mature on May 15, 2009, had an interest rate of 8% per annum and was also subject to the Letter Agreement.
On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Convertible Note”) with Pegasus IV, which provided us with approximately $31,650,000. Specifically, pursuant to the Original Convertible Note, we borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 26, 2009. The proceeds of the borrowings on the Original Convertible Note were generally used to pay in full approximately $9,500,000 worth of notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with the Bank of Montreal (“BMO”). Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Convertible Note was extended.
On August 27, 2009, the Original Convertible Note (as amended) was terminated, and we entered into a new Convertible Note Agreement (the “New Convertible Note”) with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Convertible Note as of August 27, 2009. As with the Original Convertible Note, interest on the New Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering (described below) . The New Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Convertible Note, so long as any amounts remain outstanding under the New Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to our line of credit with the BMO.
Pursuant to the New Convertible Note, we agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) as soon as is reasonably practical. Similar to the Original Convertible Note, the New Convertible Note provides that the Rights Offering would consist of the offering of approximately 13,000,000 units of our securities (which excludes the number of units that may be acquired pursuant to the New Convertible Note and the convertible note issued to Koninklijke Philips Electronics N.V. (“Philips Electronics”)) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of our common stock at an exercise price of $6.00 per share. We must also use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State. As with the Original Convertible Note, the New Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the SEC prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Convertible Note. Additionally, the New Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Convertible Note, Pegasus IV will release us from liability to the extent of the repayment of principal and interest being converted under the New Convertible Note.

On August 24, 2009, the Company and BMO amended the Loan Authorization Agreement, dated July 25, 2008 (the “Loan Agreement”) to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. On the same date and in conjunction with the amendment to the Loan Agreement, the Company and Pegasus IV entered into the Guaranty Extension, whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010. As consideration for the Guaranty Extension, we agreed to pay Pegasus IV a fee, payable upon the earliest to occur of (a) August 24, 2010, (b) the date of termination of the Loan Agreement or the Guaranty and (c) a change of control of the Company (each of (a), (b) and (c), a “Fee Payment Date”). If the Fee Payment Date is August 24, 2010 or the date of termination of the Loan Agreement or the Guaranty, we must pay a fee (the “Average Daily Balance Fee”) equal to (i) 15% of our average daily loan balance with BMO, multiplied by (ii) the quotient obtained by dividing the number of days from the date of the Guaranty Extension to the Fee Payment Date by 365 days (the “Usage Percentage”). If the Fee Payment Date is the date of a change of control of the Company, we must pay a fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% of the total transaction consideration received by the Company upon such change of control, multiplied by the Usage Percentage.
On August 27, 2009, the Company, LED Holdings, LLC (“LED Holdings”), LED Effects, Inc. (“LED Effects”), Pegasus Capital Advisors, L.P. (“Pegasus Capital”) and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips Electronics, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips Electronics and PENAC, the “Philips Group”), on the other hand. As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, we have been involved in patent infringement litigation with the Philips Group since February 19, 2008 (the “Patent Litigation”).
Pursuant to the Release Agreement, the parties agreed to dismiss all pending litigation among and between them. Specifically, the Company, LED Holdings, LED Effects and the Pegasus Group, on the one hand, and the Philips Group, on the other hand, agreed to terminate all claims and disputes among them relating to any matter or occurrence, including, but not limited to, all claims and disputes arising out of or related to the Patent Litigation and arising out of or related to any agreements or contracts entered into among the parties prior to the date of the Release Agreement (the “Prior Agreements”). Pursuant to the Release Agreement, the parties agreed that certain of the Prior Agreements will remain in full force and effect and that others will be terminated or will expire in accordance with their terms. The Philips Group released the Company, LED Holdings, LED Effects and the Pegasus Group from any liability stemming from the Patent Litigation and the Prior Agreements, and the Company, LED Holdings, LED Effects and the Pegasus Group each released the Philips Group from any liability relating to the Patent Litigation and the Prior Agreements.
In connection with the Release Agreement, on August 27, 2009, the Company and Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, entered into a Commercial Framework Agreement pursuant to which the Company and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, the Company and Philips Electronics entered into a Patent License Agreement pursuant to which Philips Electronics granted the Company a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips Electronics has made a limited equity investment in the Company pursuant to the convertible note agreement discussed below.

On August 27, 2009, we entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips Electronics pursuant to which we borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of our material debts when due. Pursuant to the Philips Convertible Note, we agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Convertible Note with Pegasus IV.
If the registration statement for the Rights Offering is declared effective by the SEC prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or (b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release us from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.
Results of Operations
Revenues
For the three month periods ended March 31, 2009 and 2008, revenues were $8,346,000 and $2,144,000, respectively. Revenues consisted mainly of sales to original equipment manufacturers (“OEMs”) in the gaming and retail display sectors. Revenues increased in the three month period ended March 31, 2009 compared with the corresponding period in 2008 mainly because of the acquisitions of LSGBV and Lamina in the second quarter and third quarter of 2008, respectively.
Cost of Goods Sold
For the three month periods ended March 31, 2009 and 2008, cost of goods sold were $7,130,000 and $1,709,000, respectively. The cost of goods sold increased in the three month period ended March 31, 2009 compared with the corresponding period in 2008 mainly because of the increase in sales from the acquisitions of LSGBV and Lamina. The gross margin realized on the sales of products increased in the three month period ended March 31, 2009 compared with the corresponding period in 2008 mainly because of the increase in total sales for that period. The total gross margin percentage on sales decreased to 14% in the three month period ended March 31, 2009 compared with 20.3% in the corresponding period in 2008 primarily because of a reduction in prices for certain OEM products, reductions in materials yield from production activities and increases in shipping expenses.
Sales and Marketing Expenses
Summarized in the table below are our sales and marketing expenses for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
Sales and marketing expenses	$1,815,000	$1,203,000

Sales and marketing expenses for the three month period ended March 31, 2009 increased by $612,000 compared with the corresponding period in 2008. This increase is primarily due to: (i) increases in sales and marketing expenses resulting from the acquisition of LSGBV and Lamina, (ii) increases in samples and other marketing costs related to new products launched in the second half of 2008 and (iii) increases in commissions expense due mainly to the increase in revenues.
Operations Expense
Summarized in the table below are operations and related expenses for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
Operations expenses	$4,164,000	$1,217,000
Operations and related expenses increased by $2,947,000 for the three month period ended March 31, 2009 compared with the corresponding period in 2008 primarily as a result of: (i) increases in the number of staff employed in supply chain management, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (ii) increases in third party contract costs and external testing and certification costs related to our research and development activities and (iii) additional provisions of approximately $580,000 for slow moving and obsolete inventory.
General and Administrative Expenses
Summarized in the table below are general and administrative expenses for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
General and administrative expenses	$7,987,000	$3,723,000
General and administrative expenses increased by $4,264,000 in the three month period ended March 31, 2009 compared with the corresponding period in 2008. This increase in expenses was due primarily to: (i) increases in legal expenses of approximately $1,900,000 incurred in connection with our litigation with Philips and certain of its affiliates and general legal expenses, (ii) increases in general and administrative costs related to staff and third party services, including employees assumed pursuant to our acquisitions of LSGBV and Lamina and (iii) increase in stock-based compensation of approximately $450,000 resulting mainly from the grants of stock options and restricted stock awards in the second quarter of 2008.
Depreciation and Amortization Expenses
Summarized in the table below are depreciation and amortization expenses for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
Depreciation and amortization expenses	$1,398,000	$460,000

Depreciation and amortization expense increased by $938,000 in the three month period ended March 31, 2009 as compared with the corresponding period in 2008 due mainly to (i) increased amortization on the intangible assets acquired through the acquisitions made in 2008, which totaled $399,000 in the three month period ended March 31, 2009 and (ii) an increase of $400,000 in the amortization expense for certain software assets during the three month period ended March 31, 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of the software.
Interest Expense (Net)
Summarized in the table below is interest expense, net of interest income, for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
Interest expense (net)	$920,000	$(70,000)
The significant increase in the interest expense recorded in the three month period ended March 31, 2009 compared with the corresponding period in 2008 is primarily due to: (i) interest expense on the BMO demand loan that was entered into in August 2008, (ii) interest expense on LSGBV’s ABN AMRO ten-year term facility and line of credit and (iii) the amortization of the BMO guarantee fees. We earned net interest income in the three month period ended March 31, 2008 as we held net cash balances throughout that period and had no outstanding debt.
Other Income (Net)
Summarized in the table below are other income, net of other expenses, for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008:

	Three Month Period Ended March	Three Month Period Ended March
	31, 2009	31, 2008
Other income (expense), net	$(119,000)	$228,000
Other income (expense) was an expense of $(119,000) in the three month period ended March 31, 2009 compared with income of $228,000 for the corresponding period in 2008. The expense in the three month period ended March 31, 2009 is related primarily to the accretion of the redemption value of the 6% Convertible Preferred Stock. In the three month period ended March 31, 2008, income was recorded as the income from the reduction in the fair value of the derivative liabilities and the reversal of the accretion of the redemption value of the 6% Convertible Preferred Stock that was converted exceeded the dividends on the 6% Convertible Preferred stock and the accretion of the shares of 6% Convertible Preferred stock that were outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, other short-term loans and cash flows from operating activities. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of August 1, 2009, we had a backlog of open orders of approximately $4,500,000, the majority of which will ship throughout the balance of 2009. At August 28, 2009, $12,000,000 of the BMO line of credit was available to us.
During the three month period ended March 31, 2009, we used approximately $8,033,000 of cash in operations including net investments in operating working capital. This was mainly as a result of the operating loss for the three month period. During this period, we also used approximately $122,000 in our investing activities.

During 2008 and 2009, we had borrowings pursuant to certain unsecured promissory notes. Specifically, on December 19, 2008, we borrowed $1,950,000 from Pegasus IV and $50,000 from certain of our officers, including Govi Rao, our Chairman and former Chief Executive Officer. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to July 31, 2009. We subsequently borrowed an additional $9,500,000, in the aggregate, from Pegasus IV pursuant to three separate promissory notes issued on February 13, 2009, April 17, 2009 and May 11, 2009. All of the notes, except the note issued on May 11, 2009, bore interest at a rate of 8% per annum. The note issued on May 11, 2009 bore interest at a rate of 14% per annum. The table below sets forth a summary of these promissory notes, including the dates they were issued, the aggregate amount borrowed and the maturity date of such notes.

Aggregate Amount
Borrowed Under
Date	Notes	Original Maturity Date
December 19, 2008	$2.0 million	March 2, 2009
February 13, 2009	$7.0 million	June 30, 2009
April 17, 2009	$2.0 million	May 15, 2009
May 11, 2009	$0.5 million	May 31, 2009
On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Convertible Note”) with Pegasus IV, which provided us with approximately $31,650,000. Specifically, pursuant to the Original Convertible Note, we borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 26, 2009. The proceeds of the borrowings on the Original Convertible Note were used to repay the promissory notes issued to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our BMO line of credit. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Convertible Note was extended. On August 27, 2009, the Original Convertible Note (as amended) was terminated, and we entered into a new Convertible Note Agreement (the “New Convertible Note”) with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Convertible Note as of August 27, 2009. As with the Original Convertible Note, interest on the New Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering (described below) . The New Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Convertible Note, so long as any amounts remain outstanding under the New Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to our line of credit with the BMO.
The New Convertible Note provides that we must use commercially reasonable efforts to conduct the Rights Offering as soon as is reasonably practical. On the closing date of the Rights Offering, the New Convertible Note provides that we will be released from liability to the extent of the repayment of outstanding principal and interest on the New Convertible Note and each $1.006 of the outstanding principal and interest will automatically convert into one unit of our securities, with each such unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of our common stock. Pegasus IV also has the option to convert all or a portion of the outstanding principal and interest on the New Convertible Note prior to the closing of the Rights Offering.
As currently contemplated and if the Rights Offering is consummated, the holders of our common stock, 6% Convertible Preferred Stock, Series B Preferred Stock, and warrants to purchase common stock (the “Holders”) will receive one subscription right to purchase one unit for $1.006 per unit for every one share of common stock issued (or issuable upon conversion or exercise) to such Holder on the record date of the Rights Offering. Additionally, subject to certain limitations, each of our employees will be entitled to participate in the Rights Offering. Because of the conversion features of the New Convertible Note and the voluntary nature of participation in the Rights Offering by the Holders, we may receive little or no additional capital as a result of the Rights Offering (other than amounts already funded by Pegasus IV).
On August 27, 2009, we entered into the Philips Convertible Note with Philips Electronics pursuant to which we borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the Maturity Date, which is the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of our material debts when due. Similar to the New Convertible Note with Pegasus IV, the outstanding principal and interest on the Philips Convertible Note converts into a unit of our securities on the closing date of the Rights Offering. Further, the Philips Convertible Note also converts upon the voluntary conversion of the New Convertible Note by Pegasus IV.
In connection with the acquisition of the net assets of Lamina, on July 25, 2008 we entered into the Loan Agreement with BMO whereby BMO agreed to provide us with a $20 million line of credit. The line of credit is available to us for working capital and other corporate purposes. The line of credit was scheduled to mature on July 25, 2009 or upon earlier written demand by BMO. On July 24, 2009, we amended the Loan Agreement to extend the maturity date to August 24, 2009 in the event that BMO does not make any prior written demand. Subsequently, on August 24, 2009, we further amended the Loan Agreement with BMO to extend it until August 24, 2010.
LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At March 31, 2009, the total amount outstanding under the ABN AMRO facilities was approximately $2,227,000 and the total amount outstanding under the IFN Finance facility was $1,906,000. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. If we are not able to maintain compliance with this covenant, ABN AMRO would have the right to accelerate the repayment obligation of the long-term facility and cancel the line of credit.
We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the number of shares of 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy our dividend obligation.
Since February 19, 2008, we have been involved in patent infringement litigation with Philips and certain of its affiliates. Specifically, they seek injunctive relief and compensatory and treble damages and attorneys’ fees for alleged infringement of certain patents. On August 27, 2009, the Company and Philips entered into a Release Agreement. Pursuant to the Release Agreement, the parties agreed to dismiss all pending litigation among and between them. Specifically, the Company, LED Holdings, LED Effects and the Pegasus Group, on the one hand, and the Philips Group, on the other hand, agreed to terminate all claims and disputes among them relating to any matter or occurrence, including, but not limited to, all claims and disputes arising out of or related to the Patent Litigation and arising out of or related to Prior Agreements.
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

We have embarked upon an aggressive design and development program in conjunction with bringing our products to market. Furthermore, we acquired the assets and businesses of LSGBV and Lamina during 2008. If we are successful in marketing our current products and developing additional new products or we make further acquisitions, additional capital may be needed to fund the manufacturing process to produce finished goods and support the required investment in working capital. We may be required to raise additional capital to meet our obligations and to complete the commercialization of certain of our products currently being developed, to increase our marketing efforts or to make additional acquisitions.
As reflected in the consolidated financial statements, we have incurred comprehensive losses of ($96,850,000) during the year ended December 31, 2008, and incurred a comprehensive loss of $(15,860,000) in the three month period ended March 31, 2009. In addition, at December 31, 2008, our current working capital level was insufficient in our view to sustain our current levels of operations without substantial cost reductions. The 2008 loss included, among other items, a $53,110,000 impairment charge for goodwill and intangible assets, approximately $7,000,000 increase in legal fees, a $6,634,000 increase in overall operating expenses as a result of the two acquisitions and the start up of certain international operations during 2008, a $4,450,000 provision for obsolete and slow moving inventory and a $3,370,000 compensation expense related to the grants of stock options and restricted stock during the year ended December 31, 2008, which substantially increased our operating loss. The loss for the three month period ended March 31, 2009 included legal fees of approximately $3,000,000, provisions for slow moving and obsolete stock of approximately $580,000 and compensation expenses of approximately $680,000 related to stock options and restricted stock previously granted.
In response to these trends and conditions, we are in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations, specifically relocating financial operations from Dallas, Texas and the operations based in Westampton, New Jersey to our Satellite Beach, Florida offices, (ii) eliminating a substantial number of positions in both our European and U.S. operations (total headcount reduction is anticipated to be approximately 70 employees by September 1, 2009, of which 67 terminations were completed as of August 28, 2009), and (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses and reducing third party professional services for technology and operations. In addition, to improve gross margin, we are in the process of: (i) outsourcing certain production to contract manufacturers, (ii) negotiating lower supply costs, (iii) consolidating vendors and (iv) reprioritizing our product line.
Although we are taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations and achieve a positive cash flow position on a monthly basis by the end of the fourth quarter of 2009, there can be no assurance that any or all of our restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.
Negative developments in the global credit and securitization markets in the latter half of 2007 and during 2008 and 2009 have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through at least the second half of 2009. The global economic crisis and turmoil in the global financial markets has adversely impacted our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing. As a result, we have had difficulty identifying conventional lending sources. While we believe that our current cash balances, amounts available under our lines of credit and other credit facilities, the cash received from the sale of our products and the anticipated proceeds from the Rights Offering will be sufficient to meet our expected cash needs, we may need to seek other potential sources of outside capital including strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Strategy and Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Strategy and Finance, concluded that our disclosure controls and procedures as of March 31, 2009 were not effective primarily as a result of our acquisitions of LSGBV and Lamina in fiscal year 2008 and the Acquisition in fiscal year 2007. The acquired businesses were not public companies and did not maintain effective controls. As a result, we have had difficulty consolidating and integrating the financial accounting operations of these acquired businesses. Specifically, we have identified the following material weaknesses:
•	We failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting;

•	We did not maintain sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, SEC reporting requirements and in internal control over financial reporting commensurate with our financial reporting requirements; and

•	Due to our limited resources and our continued integration of the acquisitions of LSGBV and Lamina during fiscal year 2008 and the Acquisition during fiscal year 2007, we were unable to: (i) adequately assess whether our existing controls were operating as designed and (ii) effectively implement additional necessary controls. Further, certain controls that were identified as requiring remediation or implementation were not completed as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
In the quarter ended March 31, 2009, we implemented or began implementing the following measures, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:
•	The hiring of key additional accounting staff and financial reporting staff;
•	The acquisition of accounting and financial reporting research tools for the use of our staff;
•	The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures and to continue the integration and standardization of the accounting process for the operations acquired in previous periods; and

•	The implementation of an Enterprise Resource Planning software program designed to automate and systematize internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On August 27, 2009, the Company, LED Holdings, LED Effects and the Pegasus Group, on the one hand, entered into the Release Agreement with the Philips Group, on the other hand. As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, the Company and the Philips Group have been involved in Patent Litigation since February 19, 2008.
Pursuant to the Release Agreement, the parties agreed to dismiss all pending litigation among and between them. Specifically, the Company, LED Holdings, LED Effects and the Pegasus Group, on the one hand, and the Philips Group, on the other hand, agreed to terminate all claims and disputes among them relating to any matter or occurrence, including, but not limited to, all claims and disputes arising out of or related to the Patent Litigation and arising out of or related to any Prior Agreements. Pursuant to the Release Agreement, the parties agreed that certain of the Prior Agreements will remain in full force and effect and that others will be terminated or will expire in accordance with their terms. The Philips Group released the Company, LED Holdings, LED Effects and the Pegasus Group from any liability stemming from the Patent Litigation and the Prior Agreements, and the Company, LED Holdings, LED Effects and the Pegasus Group each released the Philips Group from any liability relating to the Patent Litigation and the Prior Agreements. As of August 10, 2009, LED Holdings beneficially owned 62.9% of the Company’s common stock and Pegasus IV, an interest-holder of LED Holdings, beneficially owned 82.3% of the Company’s common stock.
In connection with the Release Agreement, on August 27, 2009, the Company and Philips Lighting, an affiliate of the entities in the Philips Group, entered into a Commercial Framework Agreement pursuant to which the Company and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, the Company and Philips Electronics entered into a Patent License Agreement pursuant to which Philips Electronics granted the Company a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips Electronics has made a limited equity investment in the Company pursuant to the Philips Convertible Note.
Item 3. Defaults Upon Senior Securities
LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO, of which $246,000 and $1,981,000 were outstanding at March 31, 2009, respectively. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. If we are not able to maintain compliance with this covenant, ABN AMRO would have the right to accelerate the repayment obligation of the long-term facility and cancel the line of credit.
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: September 2, 2009	By	/s/ Kathryn Reynolds
Kathryn Reynolds
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Exchange and Contribution Agreement, dated as of October 4, 2007, between the Company and LED Holdings LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

2.2	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.3	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-142018) filed on February 12, 2008, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Securities Purchase Agreement dated as of May 12, 2005, by and among Lighting Science Group Corporation and the purchasers set forth on Exhibit A thereto (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.4	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.5	Securities Purchase Agreement, dated as of March 9, 2007 among Lighting Science Group Corporation and the purchasers identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant, dated ___, 2007 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.10	Stockholder Voting Agreement dated October 4, 2007 among the Company, LED Holdings LLC, Ronald Lusk, Robert Bachman, Daryl Snadon and Donald Harkleroad (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.11	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.12	Stock Subscription Agreement, dated as of April 22, 2008, by and among Lighting Science Group Corporation, LED Holdings LLC and PP IV LED LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 3008, File No.0-20354, and incorporated by reference).

4.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.14	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

4.15	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.16	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.17	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.18	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Morrison & Foerster LLP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Haynes and Boone, LLP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.20	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.1	Trademark Assignment Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.2	Indemnification Letter Agreement dated October 4, 2007 between the Company and LED Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.3#	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.4#	Employment Agreement dated as of October 4, 2007 by and between Lighting Science Group Corporation and Kevin Furry (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.5#	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Kenneth Honeycutt (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.6#	Employment Agreement dated October 4, 2007 between Lighting Science Group Corporation and Govi Rao (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.7#	Letter Agreement dated March 10, 2008 between Lighting Science Group Corporation and Ronald E. Lusk (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2008, File No. 0-20354, and incorporated herein by reference).

10.8	Engagement Agreement, dated April 21, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.9+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.10	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.11	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Side Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Bridge Loan Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Fee Letter Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.15#	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.16	Settlement Agreement dated October 2, 2008, by and among Lighting Science Group Corporation, Ronald E. Lusk and Match, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.17	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.18	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.19#	Employment Letter, dated as of February 2, 2009, from Lighting Science Group Corporation to Roland J. Bopp (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 13, 2009, File No. 0-20354, and incorporated herein by reference).

10.20	Promissory Note, dated February 13, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.21	Letter Agreement, dated February 13, 2009, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.22#	Employment Letter, dated as of February 28, 2009, from Lighting Science Group Corporation to Kathryn Reynolds Wallbrink (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.23	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.24	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.25	Promissory Note, dated April 17, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2009, File No. 0-20354, and incorporated herein by reference).

10.26	Promissory Note, dated May 11, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.27	Convertible Note, dated May 15, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2009, File No. 0-20354, and incorporated herein by reference).

10.28#	Letter Agreement dated July 10, 2009 between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009, File No. 0-20354, and incorporated herein by reference).

10.29	First Amendment to Loan Authorization Agreement, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.30	Allonge to Demand Note, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.31	First Amendment to Convertible Note, effective July 31, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2009, File No. 0-20354, and incorporated herein by reference).

10.32	Second Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.33	Second Allonge to Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.34	Guaranty Extension Agreement, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.35#	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.36#	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.37#	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.38	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.39	Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Koninklijke Philips Electronics N.V., as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.40	Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan arrangement

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain sections of this agreement.