Form 10-Q
period 2009-06-30
LIGHTING SCIENCE GROUP CORP
filed 2009-10-14
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 000-20354
LIGHTING SCIENCE GROUP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	23-2596710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1227 South Patrick Drive, Building 2A, Satellite Beach, FL	32937
(Address of principal executive offices)	(Zip Code)
(321) 779-5520
(Registrant’s telephone number, including area code)
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☐ Yes ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of September 30, 2009, there were 30,456,417 shares of the registrant’s Common Stock outstanding, 196,902 shares of the registrant’s 6% Convertible Preferred Stock outstanding, 2,000,000 shares of the registrant’s Series B Preferred Stock outstanding and 251,739 shares of the registrant’s Series C Preferred Stock outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$417,251	$254,538
Accounts receivable, net of allowance for doubtful accounts	7,067,402	6,633,888
Inventories, net of allowance	12,913,613	12,202,774
Deferred income tax	838,637	671,782
Prepaid expenses and other current assets	323,482	1,517,690

Total current assets	21,560,385	21,280,672

PROPERTY AND EQUIPMENT, net	3,512,823	3,630,888

OTHER ASSETS
Intangible assets, net	15,923,110	17,452,632
Goodwill	7,090,253	6,799,962
Other long-term assets	419,331	389,113

Total other assets	23,432,694	24,641,707

TOTAL ASSETS	$48,505,902	$49,553,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt	$40,010,781	$22,206,713
Current portion of long-term debt	1,847,448	2,362,540
Accounts payable	11,253,284	6,419,248
Accrued expenses	5,028,164	4,163,156
Unearned revenue	1,727,362	1,001,704

Total current liabilities	59,867,039	36,153,361

OTHER LIABILITIES
Long-term debt, less current portion	223,252	96,443
Deferred income taxes	1,746,202	2,049,074

Total other liabilities	1,969,454	2,145,517

TOTAL LIABILITIES	61,836,493	38,298,878

COMMITMENTS AND CONTINGENCIES
6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding, liquidation value of $630,086	522,022	459,532

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding. Liquidation value $16,371,294 (2008 — $16,132,619)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding. Liquidation value $3,272,980 (2008 — $3,209,666)	252	252
Common stock, $.001 par value, 495,000,000 shares authorized, 29,286,089 (2008 — 28,985,897) shares issued and outstanding	29,287	28,986
Additional paid-in-capital	114,605,062	112,505,607
Accumulated deficit	(127,817,280)	(99,865,725)
Accumulated other comprehensive loss	(671,934)	(1,876,263)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,852,613)	10,794,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,505,902	$49,553,267

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$5,922,866	$5,285,186	$14,268,971	$7,429,244
Cost of goods sold	4,035,796	4,238,063	11,165,974	5,947,221

Gross margin	1,887,070	1,047,123	3,102,997	1,482,023

Operating expenses:
Sales and marketing	1,711,040	1,356,050	3,526,290	2,558,781
Operations	4,410,437	1,991,662	8,574,443	3,208,842
General and administrative	5,646,117	5,564,739	13,633,494	9,288,214
Depreciation and amortization	1,475,443	866,202	2,873,467	1,326,044

Total operating expenses	13,243,037	9,778,653	28,607,694	16,381,881

Loss from operations	(11,355,967)	(8,731,530)	(25,504,697)	(14,899,858)

Other income (expense)
Interest income	898	45,299	898	126,549
Interest expense	(1,420,269)	(66,934)	(2,340,746)	(78,672)
Other, net	(160,447)	(135,041)	(279,720)	92,800

Total other income (expense)	(1,579,818)	(156,676)	(2,619,568)	140,677

Loss before income tax benefit	(12,935,785)	(8,888,206)	(28,124,265)	(14,759,181)

Income tax benefit	(81,271)	(82,362)	(172,710)	(82,362)

Net loss attributable to common stock	(12,854,514)	(8,805,844)	(27,951,555)	(14,676,819)

Items included in comprehensive loss Foreign currency translation gain	1,967,607	45,109	1,204,329	54,799

Net comprehensive loss	$(10,886,907)	$(8,760,735)	$(26,747,226)	$(14,622,020)

Net loss per weighted average common share:
— Basic and diluted	$(0.44)	$(0.32)	$(0.96)	$(0.60)

Weighted average shares outstanding:
— Basic and diluted	29,227,023	27,184,388	29,122,885	24,598,925

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net loss attributable to common stock	$(27,951,555)	$(14,676,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense:
Expenses paid by issuance of common stock	802,199	360,000
Stock option and restricted stock compensation expense	1,297,557	428,254
Accretion of 6% Convertible Preferred Stock redemption value	62,490	31,110
Fair value adjustment to liabilities under derivative contracts	2,731	(373,896)
Loss on disposal of property and equipment	28,815	—
Deferred income tax	(335,959)	(82,362)
Depreciation and amortization	2,873,467	1,326,044
Changes in operating assets and liabilities:
Accounts receivable	(433,514)	(1,482,732)
Inventories	(697,494)	(3,615,121)
Prepaid expenses and other assets	1,163,990	(3,643,136)
Accounts payable	4,834,036	4,058,457
Accrued expenses and other liabilities	862,277	4,089,309
Unearned revenue	725,658	362,686

Net cash used in operating activities	(16,765,302)	(13,218,206)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner BV (includes cash payment of $5,000,000 and closing costs of $1,190,000)	—	(6,190,000)
Purchase of property and equipment	(694,552)	(629,660)

Net cash used in investing activities	(694,552)	(6,819,660)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	—	(1,795)
Proceeds from draws on line of credit and other short-term borrowings	128,480	767,332
Payment of amounts due under line of credit and other short-term borrowings	(12,024,580)	—
Proceeds from issuance of promissory notes	29,699,999	—
Payments of amounts due under promissory notes	(7,500)	—
Payment of short and long-term debt	(396,831)	—
Proceeds from exercise of common stock warrants, net of related costs	—	597,666
Proceeds from private placement, net of costs	—	10,000,000

Net cash provided by financing activities	17,399,568	11,363,203

Effect of exchange rate fluctuations on cash	222,999	54,799

Net increase (decrease) in cash	162,713	(8,619,864)
Cash balance at beginning of period	254,538	11,399,429

Cash balance at end of period	$417,251	$2,779,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$399,070	$45,986

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
6% Convertible Preferred Stock dividends paid and deducted in arriving at net loss	$9,425	$23,463

Common stock issued to an officer under restricted stock award	$—	$662,500

Value of common stock issued in connection with Lighting Partner BV transaction	$—	$22,233,600

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
     Description of the Company
Lighting Science Group Corporation and Subsidiaries’ (the “Company”) designs, develops, manufactures and markets LED lighting solutions that are environmentally friendlier and more energy efficient than traditional lighting products. LSG offers retrofit LED lamps in form factors that match the form factor of traditional lamps or bulbs and LED luminaires for a range of applications including public and private infrastructure for both indoor and outdoor applications. LSG’s Custom Solutions business unit designs, develops and manufactures custom LED lighting solutions for architectural and artistic projects.
The Company was incorporated in Delaware in 1988 and its business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four LED lighting companies during the past two years: (i) Lighting Science Group Corporation, an early entrant and leader in the application of LEDs for general illumination with white lighting, (ii) LED Effects, Inc. (“LED Effects”), an established LED company specializing in custom and architectural lighting solutions, (iii) Lighting Science Group, B.V. (“LSGBV”), formerly known as Lighting Partner B.V., a Netherlands-based manufacturer and marketer of LED shop lighting and other specialty LED lighting devices and (iv) Lamina Lighting, Inc. (“Lamina”), a supplier of LED light engines and LED modules.
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2009 (“Form 10-K”).
The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Prior Period Reclassification
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2009 unaudited condensed consolidated financial statements. Such reclassifications had no impact on the net loss attributable to common stock, changes in stockholders’ equity (deficit) or cash flows in the comparative consolidated financial statements.
     Accounts Receivable
The Company records accounts receivable when its products are shipped to customers. The Company records accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of June 30, 2009 and December 31, 2008, accounts receivable of the Company are reflected net of reserves of $1,289,616 and $1,232,572, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.

     Fair Value of Financial Instruments
The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) at the beginning of 2008 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.
Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
Cash, accounts receivable, note and accounts payable, amounts due under the lines of credit, promissory notes, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.
Long-term debt, which consists of various capital leases, is valued based on amortized cost, which is not materially different from fair value.
The embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments and are recorded at market value. The fair value of the interest rate swap (used for non-speculative purposes) is based on the market value as reported by ABN AMRO.
The Company has applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value.
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on June 30, 2009
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Liabilities:
6% Convertible Preferred Stock	$—	$522,022	$—
Liabilities under derivative contracts		6,385
Interest rate swap		42,773

	$—	$571,180	$—

     Income Tax Benefit
The tax benefits related to the losses are being fully reserved as their realization is not deemed to be more likely than not and the only tax benefit being recognized relates to the reduction of the deferred tax liability related to the intangibles of LSGBV.

     Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and has evaluated subsequent events through October 14, 2009.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted FAS 168 effective July 1, 2009, and will make the required disclosures beginning with the Company’s interim report on Form 10-Q for the period ending September 30, 2009.
2. Liquidity and Capital Resources
As reflected in the consolidated financial statements, the Company incurred comprehensive losses of $96.9 million during the year ended December 31, 2008 and incurred a comprehensive loss of $27.9 million during the six month period ended June 30, 2009. In addition, at December 31, 2008 and June 30, 2009, the Company’s working capital level was insufficient in its view to sustain its then current levels of operations without substantial cost reductions. The 2008 loss included, among other items, a $53.1 million impairment charge for goodwill and intangible assets, approximately $7.0 million increase in legal fees, a $6.6 million increase in overall operating expenses as a result of the two acquisitions and the start up of other international operations during 2008, a $4.5 million provision for obsolete and slow moving inventory, and a $3.4 million compensation expense related to the grant of stock options and restricted stock which substantially increased the Company’s operating loss. The loss for the six month period ended June 30, 2009 included legal fees of approximately $4.0 million, provisions for slow moving and obsolete inventory of approximately $1.5 million and compensation expense of approximately $1.3 million related to stock options and restricted stock previously granted.
In response to these trends and conditions, the Company is in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations; (ii) eliminating a substantial number of redundant positions in both the Company’s European and U.S. operations; and, (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses, and reducing third party professional services for technology and operations. In addition, to improve gross margin, the Company is in the process of: (i) outsourcing certain production to contract manufacturers; (ii) negotiating lower supply costs; (iii) consolidating vendors; and, (iv) reprioritizing the Company’s product line.
Although the Company is taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations, there can be no assurance that all restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.
The Company is currently in negotiations to establish a factoring facility for the Company’s receivables of up to $3.0 million, and expects the facility to be implemented during the fourth quarter of 2009. The Company will continue these efforts and seek other sources of liquidity, but there can be no assurance that additional capital arrangements, upon suitable terms, will be obtained.
Based on a current assessment of the Company’s working capital needs through December 31, 2009, management believes the Company has sufficient working capital and available cash through its credit facilities to sustain operations through at least December 31, 2009.

3. Detail of Certain Balance Sheet Accounts
     Inventories
Inventories are stated at the lower of cost (weighted average) or market and consist of the following:

	June 30,	December 31,
	2009	2008

Raw materials and components	$13,311,391	$13,342,589
Work-in-process	2,333,930	1,365,431
Finished goods	3,629,426	2,359,754
Allowance for excess and obsolescence	(6,361,134)	(4,865,000)

	$12,913,613	$12,202,774

     Property and Equipment, net
Property and equipment, net consist of the following:

	June 30,	December 31,
	2009	2008

Leasehold improvements	$2,695,121	$2,668,566
Office furniture and equipment	4,510,072	4,219,098
Tooling, production and test equipment	5,837,618	5,892,385

Total property and equipment	13,042,811	12,780,049
Accumulated depreciation	(9,529,988)	(9,149,161)

Total property and equipment, net	$3,512,823	$3,630,888

Depreciation related to property and equipment was approximately $425,000 and $243,000 for the three months ended June 30, 2009 and 2008, respectively.
Depreciation related to property and equipment was approximately $777,000 and $545,000 for the six months ended June 30, 2009 and 2008, respectively
     Goodwill and Intangibles, net
Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment.
Long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at June 30, 2009.

The following table reflects the components of amortizable intangible assets as of June 30, 2009 and December 31, 2008:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

June 30, 2009:
Technology and intellectual property	$5,160,787	(2,289,665)	2,871,122
Trademarks	1,586,800	(228,535)	1,358,265
Software	2,000,000	(2,000,000)	—
Customer relationships	6,248,865	(1,167,862)	5,081,003
License agreements	7,970,503	(1,474,914)	6,495,589
Non-competition agreements	306,727	(189,596)	117,131

	$23,273,682	$(7,350,572)	$15,923,110

December 31, 2008:
Technology and intellectual property	$5,152,501	$(2,014,218)	$3,138,283
Trademarks	1,566,900	(158,922)	1,407,978
Software	2,000,000	(1,000,000)	1,000,000
Customer relationships	6,049,000	(850,994)	5,198,006
License agreements	7,642,500	(1,114,762)	6,527,738
Non-competition agreements	300,000	(119,373)	180,627

	$22,710,901	$(5,258,269)	$17,452,632

Total intangible amortization expense was approximately $1.0 million and $623,000 for the three months ended June 30, 2009 and 2008, respectively. Total amortization expense for the six months ended June 30, 2009 and 2008 was approximately $2.1 million and $781,000, respectively.
The change in goodwill is due to the fluctuation in the foreign currency exchange rate at June 30, 2009 as compared to December 31, 2008.
     Short-Term Debt
At June 30, 2009, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance
		Maximum		Outstanding at
Institution	Purpose	Facility	Interest Rate	June 30, 2009
ABN AMRO Bank	Revolving line of credit	€300,000	7.8%	$—
IFN Finance	Working capital line (a)	€4,000,000	7.15%	1,289,802
AEGON	Benefit plan contributions	—	4.17%	128,480
Bank of Montreal	Demand line of credit	$20,000,000	7.25%	6,900,000
Related Party	Convertible Notes	—	14.00%	31,692,499

Total outstanding short-term debt				$40,010,781

(a)	Availability based on 90% of the value of outstanding trade receivables
     ABN AMRO Bank
At March 31, 2009, LSGBV, the Company’s European operating subsidiary, was in breach of a certain covenant under its debt agreement with ABN AMRO. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to the Company’s short-term and long-term facilities with ABN AMRO. As a result of such breach, ABN AMRO reduced the total amount available under the line of credit from €500,000 to €300,000 and also increased the interest rate on the facility from 5.90% to 6.90%. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in compliance with all covenants with respect to its agreement with ABN AMRO. However, due to recurring losses from operations of LSGBV, LSGBV is currently not in compliance with the same covenant under the ABN AMRO debt agreement and the Company therefore reclassified the full balance due as current. The Company and ABN AMRO have again discussed a similar action plan to resolve the breach, which should be implemented during the fourth quarter. The line of credit is a one-year revolving line of credit that matures on January 1, 2010. As security for the line of credit, ABN AMRO was given a senior security interest in LSGBV’s inventory, property and equipment.
     IFN Finance
IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on each of the facilities.
     Bank of Montreal
On July 25, 2008, the Company entered into a Loan Authorization Agreement (the “Loan Agreement”) with Bank of Montreal (“BMO”), whereby BMO established a $20 million revolving line of credit for the Company. The Company and BMO subsequently amended the Loan Agreement on July 24, 2009 and again on August 24, 2009 to extend the scheduled maturity date. As amended, the Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% and matures on written demand by BMO, but in no event later than August 24, 2010. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company.
On August 24, 2009, the Company and BMO amended the Loan Agreement to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. In addition, on August 24, 2009 and in conjunction with the amendment to the Loan Agreement, the Company and Pegasus Partners IV, L.P. (“Pegasus IV”) entered into the Guaranty Extension (defined below), whereby Pegasus IV agreed to extend its Guaranty (defined below) through August 24, 2010. As consideration for the Guaranty Extension, the Company agreed to pay Pegasus IV a fee, payable upon the earliest to occur of (a) August 24, 2010, (b) the date of termination of the Loan Agreement or the Guaranty and (c) a change of control of the Company (each of (a), (b) and (c), a “Fee Payment Date”). If the Fee Payment Date is August 24, 2010 or the date of termination of the Loan Agreement or the Guaranty, the Company must pay a fee (the “Average Daily Balance Fee”) equal to (i) 15% of the Company’s average daily loan balance with BMO, multiplied by (ii) the quotient obtained by dividing the number of days from the date of the Guaranty Extension to the Fee Payment Date by 365 days (the “Usage Percentage”). If the Fee Payment Date is the date of a change of control of the Company, the Company must pay a fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% of the total transaction consideration received by the Company upon such change of control, multiplied by the Usage Percentage.
     Related Party
The Loan Agreement is guaranteed by Pegasus IV in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008, which Guaranty was extended on July 24, 2009 and August 24, 2009 in conjunction with the amendments to the Loan Agreement. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. During the three and six month periods ended June 30, 2009, the Company recorded guarantee and transaction fee expenses of $45,000 and $80,000, respectively, related to the guarantee of the BMO facility by Pegasus IV. At June 30, 2009, the Company had accrued total transaction fees payable to Pegasus IV of $134,000 related to the BMO facility. On August 24, 2009, the Company and Pegasus IV entered into that certain Guaranty Extension Agreement (the “Guaranty Extension”), whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010.
As of June 30, 2009, the Company had issued unsecured promissory notes to Pegasus IV with the following terms:

	Aggregate
	Amount	Interest
	Borrowed Under	Rate Per	Original
Date	Notes	Annum	Maturity Dates
December 19, 2008	$1,950,000	8.0%	March 2, 2009
February 13, 2009	$7,000,000	8.0%	June 30, 2009
April 17, 2009	$2,000,000	8.0%	May 15, 2009
May 11, 2009	$500,000	14.0%	May 30, 2009
On May 15, 2009, the principle value of and the accrued interest on these promissory notes were rolled into the Original Pegasus Convertible Note (see Note 4).
     Long-term Debt
At June 30, 2009, the Company and its subsidiaries had the following outstanding long-term debt obligations:

				Balance
				Outstanding at
Institution	Term	Maturity Date	Interest Rate	June 30, 2009
ABN AMRO Bank (a)	10 year term loan	January 1, 2014	4.65%	$1,791,120
Capital leases	Various	Various		279,580

				2,070,700

Less current portion of long-term debt				(1,847,448)

Total long-term debt, net				$223,252

(a)	Loan obligation was incurred by LSGBV and is payable in Euros. The term loan balance was €1,275,000 at June 30, 2009.
     ABN AMRO Bank
The ABN AMRO facilities bear interest at EURIBOR +1% and were fixed at 4.15% at March 31, 2009 through an interest rate swap contract. Interest is payable quarterly on the facility. LSGBV has provided ABN AMRO a senior security interest on inventories, property and equipment and a charge on accounts receivable subordinated to the senior security interest of IFN Finance. LSGBV has also agreed to certain covenants including maintaining its total equity at or above 35% of its total assets. At March 31, 2009, the total equity of LSGBV was less than 35% of its total assets and the Company was in breach of its agreement with ABN AMRO. As a result of the breach, ABN AMRO increased the interest rate on the facility to 4.65%. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in full compliance with all covenants with respect to its Agreement. However, due to recurring losses from operations, LSGBV is currently not in compliance with the same covenant under the ABN AMRO debt agreement as its total equity is less than 35% of its total assets. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach, which should be implemented during the fourth quarter of 2009. As of September 30, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as of June 30, 2009.

4. Convertible Note Issuances
     Pegasus IV
On May 15, 2009, the Company entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided the Company with approximately $31,650,000. Specifically, pursuant to the Original Pegasus Convertible Note, the Company borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to: (a) pay in full the promissory notes issued to Pegasus IV in December 2008, February 2009, April 2009 and May 2009 together with accrued interest thereon, and (b) pay outstanding principal amounts under the BMO line of credit. Effective as of July 31, 2009, the Company entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.
On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and the Company entered into a new Convertible Note Agreement (the “New Pegasus Convertible Note”) with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, the Company must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to the Company’s line of credit with BMO.
Pursuant to the New Pegasus Convertible Note, the Company agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) as soon as is reasonably practical. Similar to the Original Pegasus Convertible Note, the New Pegasus Convertible Note provides that the Rights Offering would consist of the offering of approximately 13,000,000 units of the Company’s securities (which excludes the number of units that may be acquired pursuant to the New Pegasus Convertible Note and the Philips Convertible Note (defined below)) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share. The Company must also use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State. The Company subsequently filed the Certificate of Designation on September 2, 2009. As with the Original Pegasus Convertible Note, the New Pegasus Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the Securities and Exchange Commission prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Pegasus Convertible Note. Additionally, the New Pegasus Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Pegasus Convertible Note, Pegasus IV will release the Company from liability to the extent of the repayment of principal and interest being converted under the New Pegasus Convertible Note.
     Philips Electronics
On August 27, 2009, the Company entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips Electronics”) pursuant to which the Company borrowed $5,000,000 from Philips Electronics. Interest on the outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which the Company notifies Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, the Company agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Pegasus Convertible Note with Pegasus IV.
If the registration statement for the Rights Offering is declared effective by the Securities and Exchange Commission prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Pegasus Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or (b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release the Company from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.
5. Stockholders’ Equity
Warrants for the Purchase of Common Stock
At June 30, 2009, the following warrants for the purchase of common stock were outstanding:

		Number of
		common
Warrant Holder	Reason for Issuance	shares	Exercise Price	Expiration Date
Investors in March 2007 Private Placement	Private Placement A Warrants	722,362	$7.00	March 9, 2012 through June 29, 2012

Pegusus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

6% Convertible Preferred Stockholders	Private Placement	226,644	$6.00	May 10, 2010

The Equity Group	Consulting services	37,500	$16.00	February 10, 2010

Icurie	Marketing agreement	6,250	$6.40	September 13, 2011

ABM Industries Inc.	Marketing services	57,500	$8.00 — $10.40	July 31, 2009 through December 31, 2009

Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010

		2,122,488

At June 30, 2009, all warrants shown in the table above were fully vested.
Pursuant to the issuance of the Series C Preferred stock, the Company issued to the holders of the Series C Preferred stock warrants to purchase a total of 3,776,078 shares of common stock. These warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $.85 per share. The warrants have a term of five years from such vesting date.

6. Litigation
     Philips Group
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
     Other Legal Proceedings
From time to time, the Company may become involved in lawsuits or other legal proceedings through the ordinary course of operating its business. The Company does not believe these actions will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) the successful remediation of any breaches under our current credit facilities and (v) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).
Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2009 (the “Annual Report”).
     Company Overview
We research, design, develop, manufacture and market a range of lighting solutions that use light emitting diodes (“LEDs”) as the light source. As compared to traditional lighting solutions, our patented and patent-pending LED lighting solutions are engineered to enhance lighting performance, reduce energy consumption, increase product life, lower maintenance costs, expand design flexibility and reduce the use of hazardous materials. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong performance, in terms of light quality, light output and lamp lifetime, and at a competitive price. We source our LED chips from a number of major suppliers and have developed key strategic relationships with preferred vendors that provide us with advanced access to new developments in chip technology at a competitive price. Our management team has experience in the traditional lighting industry as well as the LED industry, which allows us to develop an LED-based, energy efficient product offering that is engineered according to traditional lighting specifications.
Our product line is comprised of a growing range of LED lighting solutions including retrofit lamps for traditional light sources, luminaires for infrastructure applications (such as parking garages, roadways, area lighting and warehouses), retail/shop lighting, architectural luminaires and light engines/modules, as well as custom solutions for artistic and architectural projects. We currently focus on four major market segments: (i) public and private infrastructure, (ii) retail and hospitality, (iii) consumer and commercial and (iv) architectural and architainment. We also maintain a research and development team that explores alternative uses for our LED lighting solutions.
We were incorporated in Delaware in 1988 and our business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four LED lighting companies: (i) Lighting Science Group Corporation, an early entrant and leader in the application of LEDs for general illumination with white lighting, (ii) LED Effects, Inc. (“LED Effects”), an established LED company specializing in custom and architectural lighting solutions, (iii) Lighting Science Group, B.V. (“LSGBV”), formerly known as Lighting Partner B.V., a Netherlands-based manufacturer and marketer of LED shop lighting and other specialty LED lighting devices and (iv) Lamina Lighting, Inc. (“Lamina”), a supplier of LED light engines and LED modules.
     Significant Transactions
LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”) and an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”) and Pegasus IV, was formed on or about June 5, 2007 for the purpose of acquiring on June 14, 2007 100% of the operations and net assets of LED Effects, a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications. We entered into an Exchange and Contribution Agreement on October 4, 2007 (the “Exchange Agreement”) with LED Holdings. Pursuant to the Exchange Agreement, we acquired substantially all of the assets of LED Holdings and issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares (adjusted to reflect the reverse stock split of our common stock in January 2008) of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the Company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.
On April 22, 2008, we acquired all of the outstanding capital shares of LSGBV, formerly known as Lighting Partner B.V., a manufacturer providing a broad range of LED and High-intensity Discharge lighting solutions for residential, commercial, and retail applications based in The Netherlands. On July 29, 2008, we acquired the net assets of Lamina Lighting, Inc., a New Jersey-based company engaged in the business of developing and manufacturing light engines for use in LED lighting fixtures and applications.
     Recent Events
In February 2009, we executed a promissory note with Pegasus IV that would allow us to borrow up to $7.0 million in aggregate. The February promissory note was scheduled to mature on June 30, 2009 and had an interest rate of 8% per annum. As a condition to entering into the February promissory note, we entered into a letter agreement with Pegasus IV, dated February 13, 2009 (the “Letter Agreement”), pursuant to which we agreed to use our best efforts to conduct a rights offering during the second fiscal quarter of 2009 for preferred or common stock, the net proceeds of which would raise at least $30 million. The February promissory note and the Letter Agreement required that any net cash proceeds of an offering generally be applied to the payment of: (i) the unpaid principal amount of the February promissory note, together with accrued interest thereon, (ii) the unpaid principal amount of our outstanding unsecured bridge loans, together with accrued interest thereon, (iii) our anticipated cash needs during 2009, net of other available financings and (iv) our outstanding borrowings that were guaranteed by Pegasus IV or an affiliate of Pegasus IV.
In April 2009, we executed an additional promissory note in favor of Pegasus IV that would allow us to borrow up to $2.0 million in the aggregate. The note was scheduled to mature on May 15, 2009, had an interest rate of 8% per annum and was also subject to the Letter Agreement.
On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided us with approximately $31.7 million. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed approximately $13.2 million on May 15, 2009 and approximately $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to pay in full approximately $11.5 million worth of notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with the Bank of Montreal (“BMO”). Effective as of July 31, 2009, we entered into the First Amendment to the Original Pegasus Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.
On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into a new Convertible Note Agreement (the “New Pegasus Convertible Note”) with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering (described below). The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to our line of credit with the BMO.
Pursuant to the New Pegasus Convertible Note, we agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) as soon as is reasonably practical. Similar to the Original Pegasus Convertible Note, the New Pegasus Convertible Note provides that the Rights Offering would consist of the offering of approximately 13 million units of our securities (which excludes the number of units that may be acquired pursuant to the New Pegasus Convertible Note and the convertible note issued to Koninklijke Philips Electronics N.V. (“Philips Electronics”)) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of our common stock at an exercise price of $6.00 per share. We must also use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State. We subsequently filed the Certificate of Designation on September 2, 2009. As with the Original Pegasus Convertible Note, the New Pegasus Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the SEC prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Pegasus Convertible Note. Additionally, the New Pegasus Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Pegasus Convertible Note, Pegasus IV will release us from liability to the extent of the repayment of principal and interest being converted under the New Pegasus Convertible Note.
On August 24, 2009, the Company and BMO amended the Loan Authorization Agreement, dated July 25, 2008 (the “Loan Agreement”) to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. On the same date and in conjunction with the amendment to the Loan Agreement, the Company and Pegasus IV entered into the Guaranty Extension, whereby Pegasus IV agreed to extend its Guaranty of the line of credit through August 24, 2010. As consideration for the Guaranty Extension, we agreed to pay Pegasus IV a fee, payable upon the earliest to occur of (a) August 24, 2010, (b) the date of termination of the Loan Agreement or the Guaranty and (c) a change of control of the Company (each of (a), (b) and (c), a “Fee Payment Date”). If the Fee Payment Date is August 24, 2010 or the date of termination of the Loan Agreement or the Guaranty, we must pay a fee (the “Average Daily Balance Fee”) equal to (i) 15% of our average daily loan balance with BMO, multiplied by (ii) the quotient obtained by dividing the number of days from the date of the Guaranty Extension to the Fee Payment Date by 365 days (the “Usage Percentage”). If the Fee Payment Date is the date of a change of control of the Company, we must pay a fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% of the total transaction consideration received by the Company upon such change of control, multiplied by the Usage Percentage.

On August 27, 2009, the Company, LED Holdings, LED Effects, Pegasus Capital and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips Electronics, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips Electronics and PENAC, the “Philips Group”), on the other hand. As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008, we have been involved in patent infringement litigation with the Philips Group since February 19, 2008 (the “Patent Litigation”).
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
On August 27, 2009, we entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips Electronics pursuant to which we borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, we agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Pegasus Convertible Note with Pegasus IV.
If the registration statement for the Rights Offering is declared effective by the SEC prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Pegasus Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or (b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release us from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.

     Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.
We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2009 as set forth herein.

Results of Operations for the three and six month periods ended June 30, 2009 and 2008
The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	68.14%	80.19%	78.25%	80.05%

Gross margin	31.86%	19.81%	21.75%	19.95%

Operating expenses:
Sales and marketing	28.89%	25.66%	24.71%	34.44%
Operations	74.46%	37.68%	60.09%	43.19%
General and administrative	95.33%	105.29%	95.55%	125.02%
Depreciation and amortization	24.91%	16.39%	20.14%	17.85%

Total operating expenses	223.59%	185.02%	200.49%	220.51%

Loss from operations	(191.73%)	(165.21%)	(178.74%)	(200.56%)

Other income (expense)
Interest income	0.02%	0.86%	0.01%	1.70%
Interest expense	(23.98%)	(1.27%)	(16.40%)	(1.06%)
Other, net	(2.71%)	(2.56%)	(1.96%)	1.25%

Total other income (expense)	(26.67%)	(2.96%)	(18.36%)	1.89%

Loss before income tax benefit	(218.40%)	(168.17%)	(197.10%)	(198.66%)

Income tax benefit	(1.37%)	(1.56%)	(1.21%)	(1.11%)

Net loss attributable to common stock	(217.03%)	(166.61%)	(195.89%)	(197.55%)

Items included in comprehensive income (loss)
Foreign currency translation gain (loss)	33.22%	0.85%	8.44%	0.74%

Net comprehensive loss	(183.81%)	(165.76%)	(187.45%)	(196.82%)

Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008

	Three Months Ended June 30,		% of Revenue		Variance
	2009	2008	2009	2008	$	%

Revenues	$5,922,866	$5,285,186	100.0%	100.0%	$637,680	12.1%
Cost of goods sold	4,035,796	4,238,063	68.1%	80.2%	(202,267)	(4.8%)
Sales and marketing	1,711,040	1,356,050	28.9%	25.7%	354,990	26.2%
Operations	4,410,437	1,991,662	74.5%	37.7%	2,418,775	121.4%
General and administrative	5,646,117	5,564,739	95.3%	105.3%	81,378	1.5%
Depreciation and amortization	1,475,443	866,202	24.9%	16.4%	609,241	70.3%
Interest expense, net	(1,420,269)	(66,934)	(24.0%)	(1.3%)	(1,353,335)	2021.9%
Other, net	(160,447)	(135,041)	(2.7%)	(2.6%)	(25,406)	18.8%
Revenues
Revenues increased approximately $638,000, or 12.1%, to $5.9 million for the three month period ended June 30, 2009 from $5.3 million in the three month period ended June 30, 2008. Revenues consisted mainly of sales to original equipment manufacturers (“OEMs”) in the general illumination, gaming and retail display sectors. Revenues increased in the three month period ended June 30, 2009 compared with the corresponding period in 2008 as a result of the acquisition of the assets of Lamina in July 2008 and increases in revenues in Australia and Japan, which were partially offset by a reduction in revenues of LSGBV, our European operating subsidiary, for the second quarter of 2009 compared to the second quarter of 2008.
Cost of Goods Sold
Cost of goods sold decreased approximately $202,000, or 4.8%, to $4.0 million for the three month period ended June 30, 2009 from $4.2 million in the three month period ended June 30, 2008. The decrease was primarily due to increases in the yield on manufactured products compared to 2008 which was partially offset by the increase related to sales of Lamina products.
The gross margin realized on the sales of products increased in the three month period ended June 30, 2009 compared with the corresponding period in 2008 mainly because of the increase in total revenues for the period. The gross margin as a percentage of revenues increased for the three-month period ended June 30, 2009 to 32% as compared to 20% for the three month period ended June 30, 2008. The increase in gross margin as a percentage of revenues was primarily due to the reduction in the cost for certain components used in the manufacture of our products, an increase in material yields from production activities and a reduction in shipping expenses from 2008.
Sales and Marketing
Sales and marketing expenses increased approximately $355,000, or 26.2%, to $1.7 million for the three month period ended June 30, 2009 from $1.4 million for the three month period ended June 30, 2008. The increase in the three month period ended June 30, 2009 was primarily due to increases in agency commission payments made on product sales, sales and marketing expenses resulting from the acquisition of the net assets of Lamina and additional sales related activities.
Operations
Operations and related expenses increased by approximately $2.4 million, or 121.4% for the three month period ended June 30, 2009 from $2.0 million in the three month period ended June 30, 2008. The increase was primarily a result of: (i) increases in the number of staff employed in supply chain management, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (ii) increases in third party contract costs and external testing and certification costs related to our research and development activities, (iii) additional provisions of approximately $910,000 for slow moving and obsolete inventory, and (iv) accruals of severance expenses related to facility closures and our consolidation.
General and Administrative
General and administrative expenses increased by approximately $81,000, or 1.5%, to $5.6 million in the three month period ended June 30, 2009 over the corresponding three month period ended June 30, 2008. This increase in expenses was due primarily to (i) increases in general and administrative staff costs and third-party services, including employees assumed pursuant to our acquisition of the net assets of Lamina and (ii) accruals of severance expenses related to facility closures and our operation restructuring.
Depreciation and Amortization
Depreciation and amortization expense increased by approximately $609,000, or 70.3%, to $1.5 million in the three month period ended June 30, 2009 from $866,000 in the three month period ended June 30, 2008. The increase was primarily due to (i) an increase of approximately $300,000 in amortization expense on the intangible assets acquired through the acquisitions made in 2008, and (ii) an increase of $400,000 in the amortization expense for certain software assets during the three month period ended June 30, 2009, as compared to the corresponding period in 2008 due to a reduction in the estimated useful life of the software and (iii) an increase in depreciation expense related to information technology assets and molds and tooling that were acquired in the second half of 2008 and first half of 2009.
Interest Expense, net
Interest expense, net increased by approximately $1.4 million, or 2021.9%, to $1.4 million in the three month period ended June 30, 2009 from $67,000 in the three month period ended June 30, 2008.
The significant increase in the interest expense recorded in the three month period ended June 30, 2009 compared with the corresponding period in 2008 was primarily due to: (i) interest expense on the BMO demand loan that was entered into in August 2008, (ii) the amortization of the BMO guarantee fees, and (iii) interest expense on promissory notes and the Original Pegasus Convertible Note issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009 and the Original Pegasus Convertible Note issued to Pegasus IV in May 2009. Other than the lines of credit and term debt facilities of LSGBV, during the three-month period ended June 30, 2008, we did not have any outstanding debt and carried cash balances throughout the period.
Other Income (Net)
Other income (net) decreased by approximately $25,000 in the three-month period ended June 30, 2009 to net expense of $160,000. This decrease is mainly due to a reduction in the fair value of the derivative liabilities recorded by us.

Six Month Period Ended June 30, 2009 Compared to the Six Month Period Ended June 30, 2008

	Six Months Ended June 30,		% of Revenue		Variance
	2009	2008	2009	2008	$	%

Revenues	$14,268,971	$7,429,244	100.0%	100.0%	$6,839,727	92.1%
Cost of goods sold	11,165,974	5,947,221	78.3%	80.1%	5,218,753	87.8%
Sales and marketing	3,526,290	2,558,781	24.7%	34.4%	967,509	37.8%
Operations	8,574,443	3,208,842	60.1%	43.2%	5,365,601	167.2%
General and administrative	13,633,494	9,288,214	95.5%	125.0%	4,345,280	46.8%
Depreciation and amortization	2,873,467	1,326,044	20.1%	17.8%	1,547,423	116.7%
Interest expense, net	(2,340,746)	(78,672)	(16.4%)	(1.1%)	(2,262,074)	2875.3%
Other, net	(279,720)	92,800	(2.0%)	1.2%	(372,520)	(401.4%)
Revenues
Revenues increased approximately $6.8 million, or 92.1%, to $14.3 million for the six month period ended June 30, 2009 from $7.4 million in the six month period ended June 30, 2008. Revenues consisted mainly of sales to OEMs in the general illumination, gaming and retail display sectors and the delivery of a major custom project in Asia. Revenues increased in the six month period ended June 30, 2009 compared with the corresponding period in 2008 mainly because of the acquisitions of LSGBV and Lamina in the second quarter and third quarter of 2008, respectively.
Cost of Goods Sold
Cost of goods sold increased approximately $5.2 million, or 87.8%, to $11.2 million for the six month period ended June 30, 2009 from $5.9 million in the six month period ended June 30, 2008. The increase was primarily due to the corresponding increase in sales from the acquisitions of LSGBV and Lamina.
The gross margin realized on the sales of products increased in the six month period ended June 30, 2009 compared with the corresponding period in 2008 mainly because of the increase in total revenues for that period. The total gross margin percentage on revenues increased to 21.9% in the six month period ended June 30, 2009 compared with 20.0% in the corresponding period in 2008 primarily due to higher margins on custom projects that were partially offset by lower margins on certain OEM products.
Sales and Marketing
Sales and marketing expenses increased approximately $968,000, or 37.8%, to $3.5 million for the six month period ended June 30, 2009 from $2.6 million in the six month period ended June 30, 2008. The increase was primarily due to: (i) increases in sales and marketing expenses resulting from the acquisition of LSGBV and Lamina, (ii) increases in samples and other marketing costs related to new products launched in the second half of 2008, (iii) an increase in commissions expense due mainly to the increase in revenues and (iv) additional sales related activities.
Operations
Operations and related expenses increased by approximately $5.4 million, or 167.2% for the six month period ended June 30, 2009 from $3.2 million in the six month period ended June 30, 2008. The increase was primarily a result of: (i) increases in the number of staff employed in supply chain management, including employees assumed pursuant to our acquisitions of LSGBV and Lamina (ii) increases in third party contract costs and external testing and certification costs related to our research and development activities, (iii) additional provisions of approximately $1.5 million for slow moving and obsolete inventory, and (iv) accruals of severance expenses related to facility closures and our consolidation.

General and Administrative
General and administrative expenses increased by approximately $4.3 million, or 46.8%, to $13.6 million in the six month period ended June 30, 2009 from $9.3 million in the six month period ended June 30, 2008. This increase in expenses was due primarily to: (i) increases in general legal expenses as well as legal expenses of approximately $1.7 million incurred in connection with our litigation with Philips and certain of its affiliates, (ii) increases in general and administrative costs related to staff and third party services, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (iii) an increase in stock-based compensation of approximately $300,000 resulting mainly from the grants of stock options and restricted stock awards in the second quarter of 2008, and (iv) accruals of severance expenses related to facility closures and operation restructuring.
Depreciation and Amortization
Depreciation and amortization expense increased by approximately $1.5 million, or 116.7%, to $2.9 million in the six month period ended June 30, 2009 from $1.3 million in the six month period ended June 30, 2008. The increase was primarily due to (i) the increased amortization on the intangible assets acquired through the acquisitions made in 2008, which increased $690,000 in the six month period ended June 30, 2009, (ii) an increase of $800,000 in the amortization expense for certain software assets during the six month period ended June 30, 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of the software and (iii) an increase related to technology, tooling and molds and other production assets purchased in the second half of 2008 and first six-months of 2009.
Interest Expense, net
Interest expense, net increased by approximately $2.3 million, or 2875.3%, to $2.3 million in the six month period ended June 30, 2009 from $79,000 in the six month period ended June 30, 2008.
The significant increase in the interest expense recorded in the six month period ended June 30, 2009 compared with the corresponding period in 2008 was primarily due to: (i) interest expense on the BMO demand loan that was entered into in August 2008, (ii) interest expense on LSGBV’s ABN AMRO ten-year term facility and line of credit and (iii) the amortization of the BMO guarantee fees and (iv) interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009 and the Original Pegasus Convertible Note issued to Pegasus IV in May 2009. During the six month period ended June 30, 2008, we did not have any outstanding debt and carried cash balances throughout the period, other than the lines of credit and term debt facility that were owed by LSGBV.
Other Income (Net)
Other income (net) decreased by $373,000 to a net expense of $280,000 for the six-month period ended June 30, 2009 compared to $93,000 in income for the six month period ended June 30, 2008. The decrease in other income was mainly due to our recording of a net gain on the change in the fair value of its derivative instruments in the six month period ended June 30, 2008 and recording a small loss on the change in the fair value of the same derivative liabilities in the six month period ended June 30, 2009.

Liquidity and Capital Resources
Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, and other short-term loans. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of September 30, 2009, we had a backlog of open orders of approximately $1.9 million, the majority of which we expect to ship throughout the balance of 2009. At September 30, 2009, $10.0 million of the BMO line of credit was available to us.

	Six Months Ended June 30,
	2009	2008
Cash flow activities:
Net cash used in operating activities	(16,765,302)	(13,218,206)
Net cash used in investing activities	(694,552)	(6,819,660)
Net cash provided by financing activities	17,399,568	11,363,203
     Operating activities
Cash used in operating activities was $16.8 million for the six month period ended June 30, 2009 as compared to $13.2 million for the six month period ended June 30, 2008. The primary increase in the use of cash in operations was due to the net loss of $28.0 million for the six month period ended June 30, 2009 versus a net loss of $14.7 million in the prior year period. Additionally, the cash used in operating activities during the six month period ended June 30, 2009 was impacted by increases in accounts receivables and inventories of approximately $434,000 and $697,000, respectively. This was offset by decreases in prepaid expenses and other current assets of $1.2 million and increases in accounts payable, accrued expenses and other liabilities, and unearned revenue of approximately $4.8 million, $862,000 and $726,000, respectively.
     Investing activities
Cash used in investing activities was approximately $695,000 for the six month period ended June 30, 2009 as compared to $6.8 million for the six month period ended June 30, 2008. The total cash used in investing activities for the six month period ended June 30, 2009 was for the purchase of additional property and equipment.
     Financing activities
Cash provided by financing activities was $17.4 million for the six month period ended June 30, 2009 as compared to $11.4 million for the six month period ended June 30, 2008. The cash provided by financing activities consisted of approximately $29.7 million in proceeds from the issuance of additional promissory notes and the Original Pegasus Convertible Note to Pegasus IV and $128,000 of additional draws on our lines of credit or other short term borrowings. This was offset by $12.0 million in payments to reduce our outstanding balance on our lines of credit and payments of $397,000 on outstanding short and long term debt.
Convertible Notes and Credit Facilities
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
As previously discussed, on May 15, 2009, we entered into the Original Pegasus Convertible Note with Pegasus IV, which provided us with approximately $31,650,000. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed approximately $13,150,000 on May 15, 2009 and approximately $18,500,000 on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were used to repay the promissory notes previously issued to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our BMO line of credit. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended. On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into the New Pegasus Convertible Note with Pegasus IV in the principal amount of $32,846,619, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of this rights offering. The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to our line of credit with the BMO.
The New Pegasus Convertible Note provides that we must use commercially reasonable efforts to conduct the Rights Offering as soon as is reasonably practical. On the closing date of the Rights Offering, the New Pegasus Convertible Note provides that we will be released from liability to the extent of the repayment of outstanding principal and interest on the New Pegasus Convertible Note and each $1.006 of the outstanding principal and interest will automatically convert into one unit of our securities, with each such unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of our common stock. Pegasus IV also has the option to convert all or a portion of the outstanding principal and interest on the New Pegasus Convertible Note prior to the closing of the Rights Offering.
As currently contemplated and if the Rights Offering is consummated, the holders of our common stock, 6% Convertible Preferred Stock, Series B Preferred Stock, and warrants to purchase common stock (the “Holders”) will receive one subscription right to purchase one unit for $1.006 per unit for every one share of common stock issued (or issuable upon conversion or exercise) to such Holder on the record date of the Rights Offering. Additionally, subject to certain limitations, each of our employees will be entitled to participate in the Rights Offering. Because of the conversion features of the New Pegasus Convertible Note and the voluntary nature of participation in the Rights Offering by the Holders, we may receive little or no additional capital as a result of the Rights Offering (other than amounts already funded by Pegasus IV).
On August 27, 2009, we entered into the Philips Convertible Note with Philips Electronics pursuant to which we borrowed $5,000,000 from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the Maturity Date, which is the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of our material debts when due. Similar to the New Pegasus Convertible Note with Pegasus IV, each $1.006 of the outstanding principal and interest on the Philips Convertible Note converts into a unit of our securities on the closing date of the Rights Offering. Further, the Philips Convertible Note also converts upon the voluntary conversion of the New Pegasus Convertible Note by Pegasus IV.
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
LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At June 30, 2009, the total amount outstanding under the ABN AMRO facilities was approximately $1.8 million and the total amount outstanding under the IFN Finance facility was $1.3 million. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. However, due to recurring losses from operations, LSGBV is currently not in compliance with the same covenant under the ABN AMRO debt agreement. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach and which should be implemented during the fourth quarter of 2009. As of September 30, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as at June 30, 2009.
     Preferred Stock Dividends
We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the number of shares of 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy our dividend obligation.
     Cost Reduction Strategy
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
We are in the process of implementing a strategic plan to alleviate liquidity shortfalls, including: (i) consolidating operations, (ii) eliminating a substantial number of positions in both our European and U.S. operations, and (iii) reducing operating expenses, specifically curtailing third party sales and marketing expenses, reducing legal expenses and reducing third party professional services for technology and operations. In addition, to improve gross margin, we are in the process of: (i) outsourcing certain production to contract manufacturers, (ii) negotiating lower supply costs, (iii) consolidating vendors and (iv) reprioritizing our product line.
Although we are taking significant steps to increase revenue, reduce costs, and preserve cash reserves to sustain operations there can be no assurance that any or all of our restructuring plans will be implemented or will be implemented in a timely manner to achieve such results.

     Global Credit and Securitization Markets
Negative developments in the global credit and securitization markets in the latter half of 2008 and continuing into 2009 have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through at least the second half of 2009. The global economic crisis and turmoil in the global financial markets has adversely impacted our business, the businesses of our customers from whom we generate revenues, and our potential sources of capital financing. As a result, we have had difficulty obtaining financing from conventional lending sources. While we believe that our current cash balances, amounts available under our lines of credit and other credit facilities, the cash received from the sale of our products and the anticipated proceeds from the Rights Offering will be sufficient to meet our expected cash needs, we may need to seek other potential sources of outside capital including strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the effective ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Strategy and Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Strategy and Finance, concluded that our disclosure controls and procedures as of June 30, 2009 were not effective primarily as a result of our acquisitions of LSGBV and Lamina in fiscal year 2008 and the Acquisition in fiscal year 2007. The acquired businesses were not public companies and did not maintain effective controls. As a result, we have had difficulty consolidating and integrating the financial accounting operations of these acquired businesses. Specifically, we have identified the following material weaknesses:
•	We failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting;

•	We did not maintain sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, SEC reporting requirements and in internal control over financial reporting commensurate with our financial reporting requirements; and

•	Due to our limited resources and our continued integration of the acquisitions of LSGBV and Lamina during fiscal year 2008 and the Acquisition during fiscal year 2007, we were unable to: (i) adequately assess whether our existing controls were operating as designed and (ii) effectively implement additional necessary controls. Further, certain controls that were identified as requiring remediation or implementation were not completed as of June 30, 2009.

Changes in Internal Control Over Financial Reporting
During the six month period ended June 30, 2009, we implemented or began implementing the following measures, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:
•	The hiring of key additional accounting staff and financial reporting staff;

•	The acquisition of accounting and financial reporting research tools for the use of our staff;

•	The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures and to continue the integration and standardization of the accounting process for the operations acquired in previous periods; and

•	The implementation of an inventory management system designed to automate and systematize internal control over inventory.
PART II — OTHER INFORMATION
Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.
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

Item 1A. Risk Factors
Because there is a potential for significant future dilution of our existing stockholders, their percentage ownership and control over company matters could be reduced.
Currently, we are authorized to issue up to 400,000,000 shares of our common stock. As of September 30, 2009, we have issued 30,456,417 shares of our common stock, and we may be obligated to issue up to an additional 55,479,169 shares of our common stock to the holders of our outstanding 6% Convertible Preferred Stock, Series B Preferred Stock, warrants for the purchase of common stock, stock options and warrants issuable pursuant to the convertible note agreements with Pegasus Partners IV (“Pegasus IV”) and Koninklijke Philips Electronics N.V. (“Philips Electronics”). The authorized but unissued shares of common stock may be issued by us in such transactions and at such times as our board of directors considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Any such issuance that is not made solely to all then-existing common stockholders proportionate to their interests (as in a stock dividend or stock split) will result in dilution to each stockholder by reducing his or her percentage ownership of the total outstanding shares.
Pursuant to our convertible note agreements with Pegasus IV and Philips Electronics, we are contractually obligated to use commercially reasonable efforts to conduct a rights offering as soon as is reasonably practical to all current common and preferred stockholders and all warrant holders. To the extent that an individual holder of common or preferred stock or warrants does not subscribe for rights under this proposed rights offering, the ownership interest of that holder may be diluted.
If we are unable to conduct a rights offering in accordance with the terms of our convertible note agreements with Pegasus IV and Philips Electronics, we may be required to repay up to $42,768,000 to such parties.
Pursuant to our convertible note agreements with Pegasus IV and Philips Electronics, we are contractually obligated use commercially reasonable efforts to conduct a rights offering as soon as is reasonably to all current common and preferred stockholders and all warrant holders. If the registration statement for the rights offering is declared effective by the Securities and Exchange Commission prior to July 31, 2010 (the scheduled maturity date of the convertible note agreements), all of the then outstanding principal and interest under such notes will be automatically converted into a number of units of our securities equal to one unit for each $1.006 of outstanding principal and interest under the notes. Additionally, each of the convertible note agreements provide Pegasus IV and Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the notes into units of our securities at any time. Further, if Pegasus IV exercises its optional conversion right, then Philips Electronics will also be required to convert the amounts outstanding under its convertible note agreement.
In the event that the amounts outstanding under each of these convertible note agreements are not voluntarily converted into units of our securities and if we are unable to complete the rights offering in accordance with the terms of the convertible note agreements prior to July 31, 2010, then we may be required to repay up to $42,768,000 in the aggregate, to Pegasus IV and Philips Electronics. Our ability to repay these amounts will depend on our ability to obtain funds through public or private sales of shares of our capital stock or alternative methods of financing. It is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital at that time, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities

LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At June 30, 2009, the total amount outstanding under the ABN AMRO facilities was approximately $1.8 million and the total amount outstanding under the IFN Finance facility was $1.3 million. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. However, due to recurring losses from operations, LSGBV is currently not in compliance with a certain covenant under the ABN debt agreement. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach and which should be implemented during the fourth quarter of 2009. As of September 30, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as at June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
On June 2, 2009, one of our stockholder’s holding voting rights representing approximately 63.1% of the outstanding shares of all of our capital stock and approximately 59.8% of the outstanding shares of our common stock executed a written consent in lieu of a special meeting approving our Amended and Restated Certificate of Incorporation, the effect of which changed the allocation of our previously authorized 500,000,000 shares of capital stock by decreasing the authorized common stock from 495,000,000 shares to 400,000,000 shares and by increasing the authorized preferred stock from 5,000,000 shares to 100,000,000 shares. We filed our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on July 21, 2009.
Item 5. Other Information
None
Item 6: Exhibits

EXHIBIT
NUMBER	DESCRIPTION
2.1	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission a supplemental copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1*	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation.

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.1	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.3	Amended and Restated Certificate of Designation of 6% Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2007, File No. 0-20354, and incorporated herein by reference).

4.4	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Form of Warrant issued upon exercise of Warrant B (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.8	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.9	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

4.10	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Morrison & Foerster LLP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
4.12	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Haynes and Boone, LLP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.13	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series D Non-Convertible Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2009, File No. 0-20354, and incorporated herein by reference).

10.1	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.2+	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.3	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.4	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

10.5	First Amendment to Loan Authorization Agreement, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.6	Allonge to Demand Note, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.7	Second Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.8	Second Allonge to Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.10	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.12	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.13	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.14	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.15	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.16	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.17	Promissory Note, dated December 18, 2008, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008, File No. 0-20354, and incorporated herein by reference).

10.18	Promissory Note, dated February 13, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.19	Letter Agreement, dated February 13, 2009, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.20	Employment Letter, dated as of February 28, 2009, from Lighting Science Group Corporation to Kathryn Reynolds Wallbrink (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.21	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Govi Rao, as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.22	First Amendment to Promissory Note, effective as of March 2, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2009, File No. 0-20354, and incorporated herein by reference).

10.23	Promissory Note, dated April 17, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2009, File No. 0-20354, and incorporated herein by reference).

10.24	Promissory Note, dated May 11, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2009, File No. 0-20354, and incorporated herein by reference).

10.25	Convertible Note, dated May 15, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2009, File No. 0-20354, and incorporated herein by reference).

10.26	First Amendment to Convertible Note, effective as of July 31, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2009, File No. 0-20354, and incorporated herein by reference).

10.27	Employment Letter, dated July 10, 2009 between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009, File No. 0-20354, and incorporated herein by reference).

10.28	Employment Letter, dated August 17, 2009 between Lighting Science Group Corporation and Zachary S. Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.29	Guaranty Extension Agreement, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.30	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.31	Convertible Note Agreement, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Koninklijke Philips Electronics N.V., as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.32	Convertible Note Agreement, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: October 14, 2009	By	/s/ Zachary Gibler
Zachary Gibler
Chief Executive Officer

Date: October 14, 2009	By	/s/ Kathryn L. Reynolds
Kathryn L. Reynolds
Chief Financial Officer and Senior Vice-President, Strategy & Finance (Principal Financial Officer)

Date: October 14, 2009	By	/s/ Stephen Hamilton
Stephen Hamilton
Vice-President Finance- Principal Accounting Officer