Form 10-Q/A
period 2009-03-31
LIGHTING SCIENCE GROUP CORP
filed 2009-10-23
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
     Lighting Science Group Corporation is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed with the Securities and Exchange Commission on September 2, 2009 (the “Original Filing”).
     This Amendment is being filed to correct Exhibits 31.1, 31.2 and 32.1, which were filed with the Original Filing. Incorrect versions of these exhibits were inadvertently filed with the Original Filing.
     No other change to the Original Filing is included in this Amendment.

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

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through October 22, 2009.
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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: October 22, 2009	By	/s/ Kathryn Reynolds
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