Form 10-Q
period 2009-09-30
LIGHTING SCIENCE GROUP CORP
filed 2009-11-20
CIK 866970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 12, 2009, there were 30,456,417 shares of the registrant’s Common Stock outstanding, 196,902 shares of the registrant’s 6% Convertible Preferred Stock outstanding, 2,000,000 shares of the registrant’s Series B Preferred Stock outstanding and 251,739 shares of the registrant’s Series C Preferred Stock outstanding.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$394,523	$254,538
Accounts receivable, net of allowance for doubtful accounts	6,092,524	6,633,888
Inventories, net of allowance	11,893,829	12,202,774
Deferred income tax	831,469	671,782
Prepaid expenses and other current assets	356,873	1,517,690

Total current assets	19,569,218	21,280,672

PROPERTY AND EQUIPMENT, net	3,198,621	3,630,888

OTHER ASSETS
Intangible assets, net	15,034,421	17,452,632
Goodwill	7,301,835	6,799,962
Other long-term assets	309,867	389,113

Total other assets	22,646,123	24,641,707

TOTAL ASSETS	$45,413,962	$49,553,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt	$49,768,575	$22,206,713
Current portion of long-term debt	1,887,064	2,362,540
Accounts payable	7,614,206	6,419,248
Accrued expenses	3,511,047	4,163,156
Unearned revenue	1,730,333	1,001,704

Total current liabilities	64,511,225	36,153,361

OTHER LIABILITIES
Long-term debt, less current portion	231,898	96,443
Deferred income taxes	1,582,446	2,049,074

Total other liabilities	1,814,344	2,145,517

TOTAL LIABILITIES	66,325,569	38,298,878

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding, liquidation value of $630,086	553,786	459,532

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and	2,000	2,000
outstanding. Liquidation value $16,371,294 (2008 - $16,132,619)
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding. Liquidation value $3,272,980 (2008 — $3,209,666)	252	252
Common stock, $.001 par value, 495,000,000 shares authorized, 29,682,156 (2008 — 28,926,824) shares issued and outstanding	29,683	28,986
Additional paid-in-capital	115,494,421	112,505,607
Accumulated deficit	(136,924,494)	(99,865,725)
Accumulated other comprehensive loss	(67,255)	(1,876,263)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(21,465,393)	10,794,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,413,962	$49,553,267

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$7,700,730	$5,645,700	$21,969,701	$13,074,944
Cost of goods sold	6,433,599	3,919,435	17,599,574	9,866,656

Gross margin	1,267,131	1,726,265	4,370,127	3,208,288

Operating expenses:
Sales and marketing	1,192,157	1,801,209	4,718,447	4,359,990
Operations	2,603,930	5,109,639	11,178,373	8,318,481
General and administrative	3,651,798	5,131,584	17,285,292	14,419,798
Depreciation and amortization	1,565,998	1,234,431	4,439,465	2,560,475

Total operating expenses	9,013,883	13,276,863	37,621,577	29,658,744

Loss from operations	(7,746,752)	(11,550,598)	(33,251,450)	(26,450,456)

Other income (expense)
Interest income	22	100,423	920	226,972
Interest expense	(1,604,115)	(444,026)	(3,944,861)	(522,698)
Other, net	153,234	43,104	(126,486)	135,904

Total other income (expense)	(1,450,859)	(300,499)	(4,070,427)	(159,822)

Loss before income tax benefit	(9,197,611)	(11,851,097)	(37,321,877)	(26,610,278)

Income tax benefit	(90,398)	(123,542)	(263,108)	(205,904)

Net loss attributable to common stock	(9,107,213)	(11,727,555)	(37,058,769)	(26,404,374)

Items included in comprehensive loss
Deferred foreign currency translation gain (loss)	604,679	(382,497)	1,809,008	(327,698)

Net comprehensive loss	$(8,502,534)	$(12,110,052)	$(35,249,761)	$(26,732,072)

Net loss per weighted average common share:
— Basic and diluted	$(0.31)	$(0.41)	$(1.27)	$(1.01)

Weighted average shares outstanding:
— Basic and diluted	29,372,933	28,913,250	29,207,158	26,047,524

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss attributable to common stock	$(37,058,769)	$(26,404,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense:
Expenses paid by issuance of common stock	1,082,500	500,000
Expenses paid by issuance of common share warrants	—	1,476,464
Stock option and restricted stock compensation expense	1,905,662	782,755
Accretion of 6% Convertible Preferred Stock redemption value	94,254	62,873
Fair value adjustment to liabilities under derivative contracts	2,731	(401,145)
Loss on disposal of property and equipment	138,133	6,762
Deferred income tax	(263,108)	(208,706)
Depreciation and amortization	4,439,465	2,560,475

Changes in operating assets and liabilities:
Accounts receivable	541,364	1,029,522
Inventories	174,135	(4,591,136)
Prepaid expenses and other assets	1,240,063	(4,248,799)
Accounts payable	1,194,958	4,283,516
Accrued expenses and other liabilities	570,244	4,058,392
Unearned revenue	728,629	657,539

Net cash used in operating activities	(25,209,739)	(20,435,862)

INVESTING ACTIVITIES
Purchase of net assets of Lighting Partner BV (includes cash payment of $5,000,000 and closing costs of $1,190,000)	—	(6,190,000)
Purchase of net assets of Lamina Lighting, Inc. (includes cash payment of $4,500,000 and closing costs of $263,316)	—	(4,763,316)
Purchase of property and equipment	(746,125)	(1,148,772)

Net cash used in investing activities	(746,125)	(12,102,088)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	—	(1,795)
Proceeds from draws on line of credit and other short-term borrowings	133,456	11,746,820
Payment of amounts due under line of credit and other short-term borrowings	(8,340,739)	—
Proceeds from issuance of promissory notes	34,699,999	—
Payments of amounts due under promissory notes	(50,000)	—
Payment of short and long-term debt	(253,678)	(290,025)
Payment of 6% Convertible Preferred Stock dividends	(28,464)	(28,966)
Proceeds from issuance of common stock under ESPP	1,349	—
Proceeds from exercise of common stock warrants, net of related costs	—	597,666
Proceeds from private placement, net of costs	—	10,000,000

Net cash provided by financing activities	26,161,923	22,023,700

Effect of exchange rate fluctuations on cash	(66,074)	(302,427)

Net increase (decrease) in cash	139,985	(10,816,677)
Cash balance at beginning of period	254,538	11,399,429

Cash balance at end of period	$394,523	$582,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$399,070	$177,067

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued to an officer under restricted stock award	$—	$662,500

Value of common stock issued in connection with Lighting Partner BV transaction	$—	$22,233,600

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
     Description of the Company
Lighting Science Group Corporation and its subsidiaries (the “Company”) research, design, develop, manufacture and market a range of lighting devices and systems that use light emitting diodes (“LEDs”) as the light source. LEDs are semiconductor devices that emit light when electric currents are passed through them and present many advantages over traditional light sources. As compared to traditional lighting devices and systems, the Company’s LED lighting devices and systems, some of which are patented or patent-pending, are engineered to enhance lighting performance, reduce energy consumption, increase product life, lower maintenance costs, expand design flexibility and reduce the use of hazardous materials. The Company specializes in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce at a competitive price lamps and luminaires that demonstrate strong performance in terms of light quality, light output and lamp lifetime.
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
The Company’s product line is comprised of a growing range of LED lighting devices and systems including retrofit lamps for traditional lamps or bulbs, luminaires for infrastructure applications (such as parking garages, roadways, area lighting and warehouses), retail/shop lighting, architectural luminaires and light engines/modules, as well as custom solutions for artistic and architectural projects. The Company currently focuses on four major market segments: (i) public and private infrastructure, (ii) retail and hospitality, (iii) commercial and industrial and (iv) architainment.
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2009 (“Form 10-K”).
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
     Revenues and Accounts Receivable
The Company records revenues and accounts receivable when its products are shipped to customers. The Company records accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of September 30, 2009 and December 31, 2008, accounts receivable of the Company are reflected net of reserves of $1.3 million and $1.2 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.
     Fair Value Measurements
The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.
Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to a fair valuation of these assets and liabilities and are as follows:
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
Cash, accounts receivable, note and accounts payable, amounts due under the lines of credit, promissory notes, including the convertible notes, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.
Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value.
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on September 30, 2009
	Quoted Price in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$17,991	$—

	$—	$17,991	$—

Liabilities:
6% Convertible Preferred Stock	$—	$533,786	$—
Liabilities under derivative contracts	—	6,385	—

	$—	$540,171	$—

     Recent Accounting Pronouncements
In June 2009, FASB issued Accounting Standard Codification (“ASC”) Topic 105-10-05, “The FASB’s Accounting Standards Codification.” This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company has implemented the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this quarterly report. The adoption of ASC Topic 105-10-05 did not have a material effect on the Company’s consolidated financial statements, as the Codification was not intended to change or alter existing GAAP.
     Subsequent Events
     (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 and has evaluated subsequent events through November 20, 2009.
2. Liquidity and Capital Resources
As reflected in the consolidated financial statements, the Company incurred a comprehensive loss of $35.2 million and $26.7 million during the nine-month periods ended September 30, 2009 and 2008, respectively. Further, the Company incurred a comprehensive loss of $96.9 million during the year ended December 31, 2008. In addition, at December 31, 2008 and September 30, 2009, the Company’s working capital level was insufficient in its view to sustain its then current levels of operations without substantial cost reductions. The loss for the year ended December 31, 2008 included, among other items, a $53.1 million impairment charge for goodwill and intangible assets, approximately $7.0 million increase in legal fees, a $6.6 million increase in overall operating expenses as a result of two acquisitions and the start up of other international operations during 2008, a $4.5 million provision for obsolete and slow moving inventory, and a $3.4 million compensation expense related to the grant of stock options and restricted stock which substantially increased the Company’s operating loss. The loss for the nine-month period ended September 30, 2009 included legal fees of $4.2 million, provisions for slow moving and obsolete inventory of $1.4 million, compensation expense of $1.9 million related to stock options and restricted stock previously granted and $698,000 due to the acceleration of intangible assets amortization.
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
Although the Company is taking significant steps to increase revenue, reduce costs and preserve cash reserves to sustain operations, there can be no assurance that all restructuring plans will be implemented successfully or will be implemented in a timely manner to achieve such results.
The Company is currently in negotiations to establish a factoring facility for the Company’s receivables of up to $3.0 million, and expects the facility to be implemented during the first quarter of 2010. The Company will continue these efforts and seek other sources of liquidity, but there can be no assurance that additional capital arrangements, upon suitable terms, will be obtained.
Based on a current assessment of the Company’s working capital needs through December 31, 2009, management believes the Company has sufficient working capital and available cash through its credit facilities to sustain operations through at least December 31, 2009.

3. Detail of Certain Balance Sheet Accounts
     Inventories
Inventories are stated at the lower of cost (weighted average) or market and consist of the following:

	September 30,	December 31,
	2009	2008

Raw materials and components	$12,396,836	$13,342,589
Work-in-process	2,532,052	1,365,431
Finished goods	3,276,091	2,359,754
Allowance for excess and obsolescence	(6,311,150)	(4,865,000)

	$11,893,829	$12,202,774

     Property and Equipment, net
Property and equipment, net consist of the following:

	September 30,	December 31,
	2009	2008

Leasehold improvements	$2,736,063	$2,668,566
Office furniture and equipment	4,508,059	4,219,098
Tooling, production and test equipment	5,653,301	5,892,385

Total property and equipment	12,897,423	12,780,049
Accumulated depreciation	(9,698,802)	(9,149,161)

Total property and equipment, net	$3,198,621	$3,630,888

Depreciation related to property and equipment was $302,000 and $373,000 for the three months ended September 30, 2009 and 2008, respectively.
Depreciation related to property and equipment was $1.1 million and $634,000 for the nine months ended September 30, 2009 and 2008, respectively
     Goodwill and Intangibles, net
Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually at the end of the Company’s third quarter, or more frequently if certain indicators arise. This review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at September 30, 2009.
Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at September 30, 2009.

The following table reflects the components of amortizable intangible assets as of September 30, 2009 and December 31, 2008:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

September 30, 2009:
Technology and intellectual property	$5,161,328	(2,430,075)	2,731,253
Trademarks	1,600,030	(265,456)	1,334,574
Software	2,000,000	(2,000,000)	—
Customer relationships	6,383,609	(1,333,043)	5,050,566
License agreements	8,192,404	(2,316,960)	5,875,444
Non-competition agreements	310,513	(267,929)	42,584

	$23,647,884	$(8,613,463)	$15,034,421

December 31, 2008:
Technology and intellectual property	$5,152,501	$(2,014,218)	$3,138,283
Trademarks	1,566,900	(158,922)	1,407,978
Software	2,000,000	(1,000,000)	1,000,000
Customer relationships	6,049,000	(850,994)	5,198,006
License agreements	7,642,500	(1,114,762)	6,527,738
Non-competition agreements	300,000	(119,373)	180,627

	$22,710,901	$(5,258,269)	$17,452,632

Total intangible amortization expense was $1.3 million and $861,000 for the three months ended September 30, 2009 and 2008, respectively. Total amortization expense for the nine months ended September 30, 2009 and 2008 was $3.4 million and $1.9 million, respectively.
The change in goodwill is due to the fluctuation in the foreign currency exchange rate at September 30, 2009 as compared to December 31, 2008.
     Short-Term Debt
At September 30, 2009, the Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

				Balance Outstanding
				at September 30,
Institution	Purpose	Maximum Facility	Interest Rate	2009
ABN AMRO Bank	Revolving line of credit	€300,000	6.90%	$401,951
IFN Finance	Working capital line (a)	€4,000,000	7.15%	1,386,549
AEGON	Benefit plan contributions	—	4.17%	133,456
Bank of Montreal	Demand line of credit	$20,000,000	7.25%	10,000,000
Phillips Electronics	Convertible Note	—	14.00%	5,000,000
Related Party	Convertible Notes	—	14.00%	32,846,619

Total outstanding short-term debt				$49,768,575

(a)	Availability based on 90% of the value of outstanding trade receivables
     ABN AMRO Bank
At March 31, 2009, LSGBV, the Company’s European operating subsidiary, was in breach of a certain covenant under its debt agreement with ABN AMRO. The Company is required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to its short-term and long-term facilities with ABN AMRO. As a result of such breach, ABN AMRO reduced the total amount available under the line of credit from €500,000 to €300,000 and also increased the interest rate on the facility from 5.90% to 6.90%. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in compliance with all covenants with respect to its agreement with ABN AMRO. However, due to recurring losses from operations of LSGBV, LSGBV was not in compliance with the same covenant under the ABN AMRO debt agreement as of September 30, 2009 and the Company therefore reclassified the full balance due as current. The Company and ABN AMRO have again discussed a similar action plan to resolve the breach, which should be implemented during the fourth quarter. The line of credit is a one-year revolving line of credit that matures on January 1, 2010. As security for the line of credit, ABN AMRO was given a senior security interest in LSGBV’s inventory, property and equipment.
     IFN Finance
IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on this facility.
     Bank of Montreal
On July 25, 2008, the Company entered into a Loan Authorization Agreement (the “Loan Agreement”) with Bank of Montreal (“BMO”), whereby BMO established a $20.0 million revolving line of credit for the Company. The Company and BMO subsequently amended the Loan Agreement on July 24, 2009 and again on August 24, 2009 to extend the scheduled maturity date. As amended, the Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% and matures on written demand by BMO, but in no event later than August 24, 2010. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company.
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
     Phillips Electronics
On August 27, 2009, the Company entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips Electronics”) pursuant to which the Company borrowed $5.0 million from Philips Electronics. Interest on the outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. See Note 4. Convertible Note issuances for further discussion.
     Related Party
The Loan Agreement is guaranteed by Pegasus IV in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008, which Guaranty was extended on July 24, 2009 and August 24, 2009 in conjunction with the amendments to the Loan Agreement. In connection with the closing of the line of credit, the Company paid Pegasus Capital Advisors, L.P. (“Pegasus Capital”), an affiliate of Pegasus IV, $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. During the three and nine month periods ended September 30, 2009, the Company recorded guarantee and transaction fee expenses of $25,000 and $104,000, respectively, related to the guarantee of the BMO facility by Pegasus IV. At September 30, 2009, the Company had accrued total transaction fees payable to Pegasus IV of $159,000 related to the BMO facility. On August 24, 2009, the Company and Pegasus IV entered into that certain Guaranty Extension Agreement (the “Guaranty Extension”), whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010.
As of September 30, 2009, the Company had issued an unsecured convertible note to Pegasus IV for $32.8 million with interest accruing at the rate of 14% per annum. See Note 4. Convertible Note issuances for further discussion.

     Long-term Debt
At September 30, 2009, the Company and its subsidiaries had the following outstanding long-term debt obligations:

				Balance Outstanding
				at September 30,
Institution	Term	Maturity Date	Interest Rate	2009
ABN AMRO Bank (a)	10 year term loan	January 1, 2014	4.65%	$1,860,480
Capital leases	Various	Various		258,482

				2,118,962

	Less current portion of long-term debt			(1,887,064)

	Total long-term debt, net			$231,898

(a)	Long term debt reclassified to short term due to non-compliance with debt covenants. Loan obligation was incurred by LSGBV and is payable in Euros. The term loan balance was €1,275,000 at September 30, 2009.
     ABN AMRO Bank
The ABN AMRO term loan bears interest at EURIBOR +1% and was fixed at 4.15% at March 31, 2009 through an interest rate swap contract. Interest is payable quarterly on the facility. LSGBV has provided ABN AMRO a senior security interest on inventories, property and equipment and a charge on accounts receivable subordinated to the senior security interest of IFN Finance. LSGBV has also agreed to certain covenants including maintaining its total equity at or above 35% of its total assets. At March 31, 2009, the total equity of LSGBV was less than 35% of its total assets and the Company was in breach of its agreement with ABN AMRO. As a result of the breach, ABN AMRO increased the interest rate on the facility to 4.65%. The Company and LSGBV discussed an action plan with ABN AMRO to resolve the breach conditions and implemented these actions during the second quarter of 2009. As of June 30, 2009, LSGBV was in full compliance with all covenants with respect to its agreement with ABN AMRO. However, due to recurring losses from operations, LSGBV was not in compliance with the same covenant under the ABN AMRO debt agreement as of September 30, 2009, as its total equity was less than 35% of its total assets. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach, which should be implemented during the fourth quarter of 2009. As of November 12, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as of September 30, 2009.
4. Convertible Note Issuances
     Pegasus IV
On May 15, 2009, the Company entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided the Company with approximately $31.6 million. Specifically, pursuant to the Original Pegasus Convertible Note, the Company borrowed $13.1 million on May 15, 2009 and $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to: (a) pay in full the promissory notes issued to Pegasus IV in December 2008, February 2009, April 2009 and May 2009 together with accrued interest thereon, and (b) pay outstanding principal amounts under the BMO line of credit. Effective as of July 31, 2009, the Company entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.
On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and the Company entered into a new Convertible Note Agreement (the “New Pegasus Convertible Note”) with Pegasus IV in the principal amount of $32.8 million, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering (defined below). The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, the Company must obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to the Company’s line of credit with BMO.

Pursuant to the New Pegasus Convertible Note, the Company agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) as soon as is reasonably practical. The Company filed a registration statement relating to the Rights Offering on November 6, 2009. Similar to the Original Pegasus Convertible Note, the New Pegasus Convertible Note provides that the Rights Offering would consist of the offering of approximately 13,000,000 units of the Company’s securities (which excludes the number of units that may be acquired pursuant to the New Pegasus Convertible Note and the Philips Convertible Note (defined below)) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share. The Company was also required to use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State, which was completed on September 2, 2009. As with the Original Pegasus Convertible Note, the New Pegasus Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the SEC and the Rights Offering is consummated prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Pegasus Convertible Note. Additionally, the New Pegasus Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Pegasus Convertible Note, Pegasus IV will release the Company from liability to the extent of the repayment of principal and interest being converted under the New Pegasus Convertible Note.
     Philips Electronics
On August 27, 2009, the Company entered into the Philips Convertible Note with Philips Electronics pursuant to which the Company borrowed $5.0 million. Interest on the outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which the Company notifies Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon the Company’s failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, the Company agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Pegasus Convertible Note with Pegasus IV.
If the registration statement for the Rights Offering is declared effective by the SEC and the Rights Offering is consummated prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Pegasus Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or (b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release the Company from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.

5. Stockholders’ Equity
     Warrants for the Purchase of Common Stock
At September 30, 2009, the following warrants for the purchase of common stock were outstanding:

		Number of
		common	Exercise
Warrant Holder	Reason for Issuance	shares	Price	Expiration Date
Investors in March 2007 Private Placement	Private Placement A Warrants	722,362	$7.00	March 9, 2012 through June 29, 2012

Pegusus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

6% Convertible Preferred Stockholders	Private Placement	226,644	$6.00	May 10, 2010

The Equity Group	Consulting services	37,500	$16.00	February 10, 2010

Icurie	Marketing agreement	6,250	$6.40	September 13, 2011

ABM Industries Inc.	Marketing services	20,000	$8.00	March 31, 2010

Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010

		2,084,988

At September 30, 2009, all warrants shown in the table above were fully vested.
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
6. Income Taxes
The following table presents the Company’s provision for income tax and effective income tax rate for the periods as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax benefit	(90,398)	(123,542)	(263,108)	(205,904)
Effective income tax rate	1.0%	1.0%	0.7%	0.8%
The Company’s expected tax rate for the year ending December 31, 2009, which was calculated based on the estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of ASC Topic 740, tax benefits are not recognized on anticipated losses. The effective tax rates for the three months and nine months ended September 30, 2009 of (1.0)% and (0.7)%, respectively, differ from the expected tax rate of 0% primarily due to tax benefits related to the intangible assets recorded by LSGBV.
7. Litigation
     Philips Group
On August 27, 2009, the Company, LED Holdings, LLC (“LED Holdings”), LED Effects, Pegasus Capital and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips Electronics, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips Electronics and PENAC, the “Philips Group”), on the other hand. As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, the Company and the Philips Group have been involved in patent infringement litigation since February 19, 2008 (the “Patent Litigation”).

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
In connection with the Release Agreement, on August 27, 2009, the Company and Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, entered into a Commercial Framework Agreement pursuant to which the Company and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, the Company and Philips Electronics entered into a Patent License Agreement pursuant to which Philips Electronics granted the Company a royalty- bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips Electronics has made a limited equity investment in the Company pursuant to the Philips Convertible Note.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) the successful remediation of any breaches under our current credit facilities and (v) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).
Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings including, but not limited to, the discussions of “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on July 1, 2009 (the “Annual Report”).
Company Overview
We research, design, develop, manufacture and market a range of lighting devices and systems that use light emitting diodes (“LEDs”) as the light source. As compared to traditional lighting devices and systems, our LED lighting devices and systems, some of which are patented or patent-pending, are engineered to enhance lighting performance, reduce energy consumption, increase product life, lower maintenance costs, expand design flexibility and reduce the use of hazardous materials. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong performance, in terms of light quality, light output and lamp lifetime, and at a competitive price.
We source our LED chips from a number of major suppliers and have developed key strategic relationships with preferred vendors that provide us with advance access to new developments in chip technology and advantageous pricing. We believe that by being agnostic as to which LED chip we use in our products, we have developed a competitive advantage relative to vertically integrated LED lighting companies and those companies without strong relationships with major chip manufacturers.
Our revenues are primarily derived from sales of the LED devices and systems described above. Although our financial results are mainly dependent on the level of selling, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions.

Lighting products remained relatively static for 50 years until recently, when lighting became one of the last major markets to be transformed substantially by new technology. Because LED technology remains an emerging and expensive technology that has only recently become more economically viable, market adoption has been slow. Given the current economic downturn, liquidity has been constrained forcing institutions and individuals to substantially reduce capital spending to focus only on critical path expenditures. LED lighting products have been a discretionary rather than mandatory investment, and as a result, sales of our devices and systems have been negatively impacted. We believe that as the global economy grows and provides institutions and individuals with greater liquidity, sales of our devices and systems will increase.
Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, we intend to utilize our strategic partnerships to help us reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believe our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales. Similar to many manufacturing companies, we expect to benefit from economies of scale, meaning that as unit sales increase, our cost of production per unit should decrease, which would positively impact our financial results.
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
On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided us with $31.7 million. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed $13.2 million on May 15, 2009 and $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to pay in full $11.5 million of notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with the Bank of Montreal (“BMO”). Effective as of July 31, 2009, we entered into the First Amendment to the Original Pegasus Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.
On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into a new convertible note agreement (the “New Pegasus Convertible Note”) with Pegasus IV in the principal amount of $32.8, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering (defined below). The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5,000,000 in the aggregate pursuant to our line of credit with the BMO.
Pursuant to the New Pegasus Convertible Note, we agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) as soon as is reasonably practical. We filed a registration statement relating to the Rights Offering on November 6, 2009. Similar to the Original Pegasus Convertible Note, the New Pegasus Convertible Note provides that the Rights Offering would consist of the offering of approximately 13 million units of our securities (which excludes the number of units that may be acquired pursuant to the New Pegasus Convertible Note and the convertible note issued to Koninklijke Philips Electronics N.V. (“Philips Electronics”)) for $1.006 per unit, with each unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and that portion of a warrant representing the right to purchase one share of our common stock at an exercise price of $6.00 per share. We were also required to use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State, which was filed on September 2, 2009. As with the Original Pegasus Convertible Note, the New Pegasus Convertible Note grants Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.
If the registration statement for the Rights Offering is declared effective by the SEC and the Rights Offering is consummated prior to July 31, 2010 (the scheduled maturity date), Pegasus IV will be deemed to have converted all of the then outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the New Pegasus Convertible Note. Additionally, the New Pegasus Convertible Note provides Pegasus IV with the option to convert all or a portion of the outstanding principal and interest under the New Pegasus Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the New Pegasus Convertible Note, Pegasus IV will release us from liability to the extent of the repayment of principal and interest being converted under the New Pegasus Convertible Note.
On August 24, 2009, the Company and BMO amended the Loan Authorization Agreement, dated July 25, 2008 (the “Loan Agreement”) to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. On the same date and in conjunction with the amendment to the Loan Agreement, the Company and Pegasus IV entered into the Guaranty Extension, whereby Pegasus IV agreed to extend its Guaranty of the line of credit through August 24, 2010. As consideration for the Guaranty Extension, we agreed to pay Pegasus IV a fee, payable upon the earliest to occur of (a) August 24, 2010, (b) the date of termination of the Loan Agreement or the Guaranty and (c) a change of control of the Company (each of (a), (b) and (c), a “Fee Payment Date”). If the Fee Payment Date is August 24, 2010 or the date of termination of the Loan Agreement or the Guaranty, we must pay a fee (the “Average Daily Balance Fee”) equal to (i) 15% of our average daily loan balance with BMO, multiplied by (ii) the quotient obtained by dividing the number of days from the date of the Guaranty Extension to the Fee Payment Date by 365 days (the “Usage Percentage”). If the Fee Payment Date is the date of a change of control of the Company, we must pay a fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% of the total transaction consideration received by us upon such change of control, multiplied by the Usage Percentage.
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
In connection with the Release Agreement, on August 27, 2009, we entered into a Commercial Framework Agreement with Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, pursuant to which we and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, we entered into a Patent License Agreement with Philips Electronics pursuant to which Philips Electronics granted us a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips Electronics has made a limited equity investment in the Company pursuant to the convertible note agreement discussed below.
On August 27, 2009, we entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips Electronics pursuant to which we borrowed $5.0 million from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, we agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Pegasus Convertible Note with Pegasus IV.
If the registration statement for the Rights Offering is declared effective by the SEC and the Rights Offering is consummated prior to the Maturity Date or if Pegasus IV voluntarily converts the outstanding principal and interest under the New Pegasus Convertible Note, Philips Electronics will be deemed to have converted all of the then outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest under the Philips Convertible Note. However, any warrant issued upon conversion of the Philips Convertible Note would have an exercise price of $12.00 per share. Such automatic conversion would be deemed to occur on the earlier of (a) the date of the consummation of the Rights Offering or

(b) the first business day immediately following the Notification Date. Additionally, the Philips Convertible Note provides Philips Electronics with the option to convert all or a portion of the outstanding principal and interest under the Philips Convertible Note into a number of units equal to one unit for each $1.006 of outstanding principal and interest. Upon any conversion of the Philips Convertible Note, Philips Electronics will release us from liability to the extent of the repayment of principal and interest being converted under the Philips Convertible Note.
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
We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008. See also Note 1 to our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2009 as set forth herein.
General Financial Overview
          Gross Margin

	Three months ended
	September	December	March 31,		September
	30, 2008	31, 2008	2009	June 30, 2009	30, 2009
Revenue	$5,645,700	$7,683,649	$8,346,105	$5,922,866	$7,700,730
Cost of goods sold	3,919,435	6,821,944	7,130,179	4,035,796	6,433,599

Gross Margin	1,726,265	861,705	1,215,926	1,887,070	1,267,131

Gross Margin Percentage	30.6%	11.2%	14.6%	31.9%	16.5%
During the three months ended September 30, 2009 our gross margin was negatively impacted by a large cost overrun on one custom solutions project as well as a change in sales mix which had a larger portion of OEM business. In addition, our margins were adversely impacted by the use of older, higher-priced LED inventory. Excluding the loss on the custom solutions project, our revenue for the three months ended September 30, 2009 would have been $6,890,998 and our cost of goods sold would have been $5,449,599, which would have resulted in a gross margin of 20.9% for the three months ended September 30, 2009.
We have entered into new contract manufacturing and supply agreements that provide for favorable terms on key components, which are necessary to produce our products. We believe that these agreements will have a favorable impact on our cost of goods sold and result in higher gross margins in the future.
          Total Operating Expenses, excluding certain non-cash expenses
As a result of the acquisition of three companies over a two-year period and the combination of four separate entities, our financial results have been adversely impacted. In order to reduce our general operating expenses, management has undertaken a restructuring initiative throughout the Company to consolidate operations in our Florida and California locations. As a result, we closed our New Jersey facility and office in Dallas in August 2009, significantly reducing the number of employees as well as our overhead costs. We also substantially reduced the number of employees in our Netherlands location in order to reduce duplication in engineering efforts and focus the organization on sales and distribution across Europe. Although this consolidation effort has a short-term negative impact on financial results, we believe the Company will achieve a positive long-term benefit from the consolidation of operations.

	Three months ended
	September	December	March 31,		September
	30, 2008	31, 2008	2009	June 30, 2009	30, 2009
Revenue	$5,645,700	$7,683,649	$8,346,105	$5,922,866	$7,700,730

Total operating expenses (a)	13,276,863	17,553,841	15,364,657	13,243,037	9,012,534
Less:
Stock-based compensation	(494,501)	(364,525)	(820,219)	(1,279,537)	(888,406)
Depreciation and amortization	(1,234,431)	(1,793,553)	(1,398,024)	(1,475,443)	(1,565,998)

Net Operating expenses	11,547,931	15,395,763	13,146,414	10,488,057	6,558,130

Percentage of Revenue	204.5%	200.4%	157.5%	177.1%	85.2%

(a)	Excludes the impairment of goodwill and other intangible assets.
During the last nine months we have taken significant steps to reduce our total operating expenses, excluding certain non-cash expenses . We expect to continue this trend as we establish tighter fiscal controls, stabilize our inventory reserves and consolidate certain general and administrative functions in our remaining locations. We will continue to assess our staffing needs with an effort to further reduce our total employee-related costs.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008
The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	83.55%	69.42%	80.11%	75.46%

Gross margin	16.45%	30.58%	19.89%	24.54%

Operating expenses:
Sales and marketing	15.48%	31.90%	21.48%	33.35%
Operations	33.81%	90.50%	50.88%	63.62%
General and administrative	47.42%	90.89%	78.68%	110.29%
Depreciation and amortization	20.34%	21.86%	20.21%	19.58%

Total operating expenses	117.05%	235.17%	171.24%	226.84%

Loss from operations	(100.60%)	(204.59%)	(151.35%)	(202.30%)

Other income (expense)
Interest income	0.00%	1.78%	0.00%	1.74%
Interest expense	(20.83%)	(7.86%)	(17.96%)	(4.00%)
Other, net	1.99%	0.76%	(0.58%)	1.04%

Total other income (expense)	(18.84%)	(5.32%)	(18.53%)	(1.22%)

Loss before income tax benefit	(119.44%)	(209.91%)	(169.88%)	(203.52%)

Income tax benefit	(1.17%)	(2.19%)	(1.20%)	(1.57%)

Net loss attributable to common stock	(118.26%)	(207.73%)	(168.68%)	(201.95%)

Items included in comprehensive income (loss)
Foreign currency translation gain (loss)	7.85%	(6.78%)	8.23%	(2.51%)

Net comprehensive loss	(110.41%)	(214.50%)	(160.45%)	(204.45%)

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months Ended September 30,		% of Revenue		Variance
	2009	2008	2009	2008	$	%

Revenues	$7,700,730	$5,645,700	100.0%	100.0%	$2,055,030	36.4%
Cost of goods sold	6,433,599	3,919,435	83.5%	69.4%	2,514,164	64.1%
Sales and marketing	1,192,157	1,801,209	15.5%	31.9%	(609,052)	(33.8%)
Operations	2,603,930	5,109,639	33.8%	90.5%	(2,505,709)	(49.0%)
General and administrative	3,651,798	5,131,584	47.4%	90.9%	(1,479,786)	(28.8%)
Depreciation and amortization	1,565,998	1,234,431	20.3%	21.9%	331,567	26.9%
Interest expense	1,604,115	444,026	20.8%	7.9%	1,160,089	261.3%
Other income, net	153,234	43,104	2.0%	0.8%	110,130	255.5%
Revenues
Revenues increased $2.1 million, or 36.4%, to $7.7 million for the three months ended September 30, 2009 from $5.6 million in the three months ended September 30, 2008. Revenues consisted mainly of sales to original equipment manufacturers (“OEMs”) in the general illumination, gaming and retail display sectors. Revenues increased in the three months ended September 30, 2009 compared with the corresponding period in 2008 primarily as a result of: (i) the recognition of revenues upon completion of a significant custom project in Europe, (ii) increases in revenues in Australia and Japan and (iii) the recognition of a full quarter of revenues that were attributable to Lamina in the current quarter, as compared to the recognition of two months of revenues attributable to Lamina in the comparable period in 2008. These increases were partially offset by a reduction in revenues of LSGBV, our European operating subsidiary, for the third quarter of 2009 compared to the third quarter of 2008. Foreign exchange rates did not have a material effect on the increase in revenues for the current period.
Cost of Goods Sold
Cost of goods sold increased $2.5 million, or 64.1%, to $6.4 million for the three months ended September 30, 2009 from $3.9 million in the three months ended September 30, 2008. The increase was primarily due to an increase in revenues, particularly the costs associated with the custom project completed in Europe in the third quarter of 2009. There were no large projects completed in third quarter of 2008.
The gross margin as a percentage of revenues decreased for the three months ended September 30, 2009 to 16% as compared to 31% for the three months ended September 30, 2008. The gross margin realized on the sales of products decreased in the three months ended September 30, 2009 compared with the corresponding period in 2008 mainly because of cost overruns incurred on the custom project completed in Europe in the third quarter of 2009, as well as an increase in the proportion of sales to OEMs, which are historically at a lower margin than direct sales.
Sales and Marketing
Sales and marketing expenses decreased $609,000, or 33.8%, to $1.2 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. The decrease in the three-month period ended September 30, 2009 was primarily due to decreases in personnel, travel and entertainment expenses as a result of cost saving measures that were implemented.
Operations
Operations expenses decreased by $2.5 million, or 49.0% to $2.6 million for the three months ended September 30, 2009 from $5.1 million in the three months ended September 30, 2008. The decrease was primarily due to a decrease in both supplies and materials and personnel costs related to our research and development activities in the current year compared to the comparable period of 2008.
General and Administrative
General and administrative expenses decreased by $1.5 million, or 28.9%, to $3.7 million in the three months ended September 30, 2009 from $5.1 million in the three months ended September 30, 2008. This decrease in expenses was due primarily to (i) a decrease in legal fees and (ii) a decrease in non-cash compensation expense for options and restricted stock.
Depreciation and Amortization
Depreciation and amortization expense increased by $332,000, or 26.9%, to $1.6 million in the three months ended September 30, 2009 from $1.2 million in the three months ended September 30, 2008. The increase was primarily due to an increase in amortization expense for certain intangible assets during the three months ended September 30, 2009, as compared to the corresponding period in 2008 due to a reduction in the estimated useful life of the assets.
Interest Expense
Interest expense increased by $1.2 million, or 261.3%, to $1.6 million in the three months ended September 30, 2009 from $444,000 in the three months ended September 30, 2008.
The significant increase in the interest expense recorded in the three-month period ended September 30, 2009 compared with the corresponding period in 2008 was primarily due to: (i) interest expense on the BMO demand loan that was entered into in August 2008, (ii) the amortization of the BMO guarantee fees, (iii) interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009, (iv) interest expense on the Original Pegasus Convertible Note issued to Pegasus IV in May 2009 and the New

Pegasus Convertible Note issued to Pegasus IV in August 2009 and (v) interest expense on the Philips Convertible Note issued to Philips Electronics in August 2009.
Other Income, Net
Other income, net increased by $110,000 in the three months ended September 30, 2009 to net income of $153,000 from $43,000 in the three months ended September 30, 2008. This increase is mainly due to an increase in the fair value of the derivative liabilities recorded by us.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		% of Revenue		Variance
	2009	2008	2009	2008	$	%

Revenues	$21,969,701	$13,074,944	100.0%	100.0%	$8,894,757	68.0%
Cost of goods sold	17,599,574	9,866,656	80.1%	75.5%	7,732,918	78.4%
Sales and marketing	4,718,447	4,359,990	21.5%	33.3%	358,457	8.2%
Operations	11,178,373	8,318,481	50.9%	63.6%	2,859,892	34.4%
General and administrative	17,285,292	14,419,798	78.7%	110.3%	2,865,494	19.9%
Depreciation and amortization	4,439,465	2,560,475	20.2%	19.6%	1,878,990	73.4%
Interest expense	3,944,861	522,698	18.0%	4.0%	3,422,163	654.7%
Revenues
Revenues increased $8.9 million, or 68.0%, to $22.0 million for the nine months ended September 30, 2009 from $13.1 million in the nine months ended September 30, 2008. Revenues consisted mainly of sales to OEMs in the general illumination, gaming and retail display sectors and the delivery of a major custom project in Asia and a second custom project in Europe. Revenues increased in the nine month period ended September 30, 2009 compared with the corresponding period in 2008 mainly because of the acquisitions of LSGBV and Lamina in the second and third quarters of 2008, respectively. Foreign exchange rates did not have a material effect on the increase in revenues for the current period.
Cost of Goods Sold
Cost of goods sold increased $7.7 million, or 78.4%, to $17.6 million for the nine months ended September 30, 2009 from $9.9 million in the nine months ended September 30, 2008. The increase was primarily due to an increase in revenues from large custom projects and the acquisitions of LSGBV and Lamina.
The gross margin realized on the sales of products decreased in the nine months ended September 30, 2009 compared with the corresponding period in 2008 mainly because of the increase in total revenues for that period. The total gross margin percentage on revenues decreased to 20% in the nine months ended September 30, 2009 compared with 25% in the corresponding period in 2008 primarily due to cost overruns incurred on the custom project completed in Europe in the third quarter of 2009, as well as an increase in the proportion of sales to OEMs, which are historically at a lower margin than direct sales. These lower cost margins were partially offset by higher margins on additional custom projects completed during the current year.
Sales and Marketing
Sales and marketing expenses increased $358,000, or 8.2%, to $4.7 million for the nine months ended September 30, 2009 from $4.4 million in the nine months ended September 30, 2008. The increase was primarily due to: (i) increases in sales and marketing expenses resulting from the acquisition of LSGBV and Lamina, (ii) increases in samples and other marketing costs related to new products launched in the second half of 2008, (iii) an increase in commissions expense due mainly to the increase in revenues and (iv) additional sales related activities.
Operations
Operations expenses increased by $2.9 million, or 34.4%, to $11.2 million for the nine months ended September 30, 2009 from $8.3 million in the nine months ended September 30, 2008. The increase was primarily a result of: (i) increases in the number of staff employed in supply chain management, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (ii) increases in third party contract costs and external testing and certification costs related to our research and development activities, (iii) additional provisions of $1.4 million for slow moving and obsolete inventory, and (iv) accruals of severance expenses related to facility closures and our consolidation efforts.
General and Administrative
General and administrative expenses increased by $2.9 million, or 19.9%, to $17.3 million in the nine months ended September 30, 2009 from $14.4 million in the nine months ended September 30, 2008. This increase in expenses was due primarily to: (i) increases in general legal expenses as well as legal expenses of approximately $1.7 million incurred in connection with our litigation with the Philips Group, (ii) increases in general and administrative costs related to staff and third party services, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (iii) an increase in stock-based compensation of approximately $72,000 resulting mainly from the grants of stock options and restricted stock awards in the second quarter of 2008, and (iv) accruals of severance expenses related to facility closures and operation restructuring.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.9 million, or 73.4%, to $4.4 million in the nine months ended September 30, 2009 from $2.6 million in the nine months ended September 30, 2008. The increase was primarily due to: (i) an increase of $700,000 in the amortization expense for certain software assets during the nine months ended September 30, 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of the software, (ii) an increase of $698,000 in the amortization expense for certain intangible assets during the nine months ended September 30, 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of the assets and (iii) an increase related to technology, tooling and molds and other production assets purchased in the second half of 2008.
Interest Expense
Interest expense increased by $3.4 million, or 654.7%, to $3.9 million in the nine months ended September 30, 2009 from $523,000 in the nine months ended September 30, 2008.
The significant increase in the interest expense recorded in the nine-month period ended September 30, 2009 compared with the corresponding period in 2008 was primarily due to: (i) interest expense on the BMO demand loan that was entered into in August 2008, (ii) interest expense on LSGBV’s ABN AMRO ten-year term facility and line of credit, (iii) the amortization of the BMO guarantee fees, (iv) interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009, (v) interest expense on the Original Pegasus Convertible Note issued to Pegasus IV in May 2009 and the New Pegasus Convertible Note issued to Pegasus IV in August 2009 and (vi) interest expense on the Philips Convertible Note issued to Philips Electronics in August 2009. Interest expense for the nine months ended September 30, 2008 consists of interest incurred on the lines of credit and term debt facility that were owed by LSGBV and interest expense on the BMO demand loan, which we started incurring in August 2008.
Other Income (Expense), Net
Other income (expense), net decreased by $262,000 to a net expense of $126,000 for the nine months ended September 30, 2009 compared to income of $136,000 for the nine months ended September 30, 2008. The decrease in other income was mainly due to our recording of a net gain on the change in the fair value of its derivative instruments in the nine months ended September 30, 2008 and recording a loss on the change in the fair value of the same derivative liabilities in the nine months ended September 30, 2009.
Liquidity and Capital Resources
Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, and other short-term loans. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of September 30, 2009, we had a backlog of open orders of $1.9 million, the majority of which we expect to ship throughout the balance of 2009. At September 30, 2009, $10.0 million of the BMO line of credit was available to us.

	Nine Months Ended September 30,
	2009	2008
Cash flow activities:
Net cash used in operating activities	(25,202,739)	(20,435,862)
Net cash used in investing activities	(746,125)	(12,102,088)
Net cash provided by financing activities	26,161,923	22,023,700
     Operating activities
Cash used in operating activities was $25.2 million for the nine months ended September 30, 2009 as compared to $20.4 million for the nine months ended September 30, 2008. The primary increase in the use of cash in operations was due to the net loss of $37.1 million for the nine months ended September 30, 2009 as compared to a net loss of $26.4 million in the corresponding period of 2008. Additionally, the cash used in operating activities during the nine month period ended September 30, 2009 was impacted by decreases in accounts receivables, inventories and prepaid expenses and other current assets of $541,000, $174,000 and $1.2 million, respectively, as well as increases in accounts payable, accrued expenses and other liabilities, and unearned revenue of $1.2 million, $570,000 and $729,000, respectively.
     Investing activities
Cash used in investing activities was $746,000 for the nine months ended September 30, 2009 as compared to $12.1 million for the nine months ended September 30, 2008. The total cash used in investing activities for the nine months ended September 30, 2009 was for the purchase of additional property and equipment. In the corresponding period of 2008, the cash used in investing activities consisted of $6.2 million for the purchase of the net assets of LSGBV, $4.8 million for the purchase of the net assets of Lamina and $1.1 million for the purchase of additional property and equipment.
     Financing activities
Cash provided by financing activities was $26.2 million for the nine months ended September 30, 2009 as compared to $22.1 million for the nine months ended September 30, 2008. The cash provided by financing activities consisted of $29.7 million in proceeds from the issuance of additional promissory notes and the Original Pegasus Convertible Note to Pegasus IV, $5.0 million in proceeds from the issuance of the Philips convertible Note and $133,000 of additional draws on our lines of credit or other short term borrowings. This was offset by $8.3 million in payments to reduce our outstanding balance on our lines of credit and payments of $254,000 on outstanding short and long term debt.
Convertible Notes and Credit Facilities
During 2008 and 2009, we had borrowings pursuant to certain unsecured promissory notes. Specifically, on December 19, 2008, we borrowed $1.9 million from Pegasus IV and $50,000 from certain of our officers, including Govi Rao, our Chairman and former Chief Executive Officer and Zachary Gibler, our Chief Executive Officer. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to July 31, 2009. We subsequently borrowed an additional $9.5 million, in the aggregate, from Pegasus IV pursuant to three separate promissory notes issued on February 13, 2009, April 17, 2009 and May 11, 2009. All of the notes, except the note issued on May 11, 2009, bore interest at a rate of 8% per annum. The note issued on May 11, 2009 bore interest at a rate of 14% per annum.
The table below sets forth a summary of these promissory notes, including the dates they were issued, the aggregate amount borrowed and the maturity date of such notes.

Amount
Borrowed Under
Date	Notes	Original Maturity Date
December 19, 2008	$2.0 million	March 2, 2009
February 13, 2009	$7.0 million	June 30, 2009
April 17, 2009	$2.0 million	May 15, 2009
May 11, 2009	$0.5 million	May 31, 2009

As previously discussed, on May 15, 2009, we entered into the Original Pegasus Convertible Note with Pegasus IV, which provided us with $31.6 million. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed $13.1 million on May 15, 2009 and $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were used to repay the promissory notes previously issued to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our BMO line of credit. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended. On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into the New Pegasus Convertible Note with Pegasus IV in the principal amount of $32.8 million, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrues at the rate of 14% per annum. The outstanding principal and interest matures upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. The New Pegasus Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of our material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remain outstanding under the New Pegasus Convertible Note, we must obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to our line of credit with the BMO.
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
On August 27, 2009, we entered into the Philips Convertible Note with Philips Electronics pursuant to which we borrowed $5.0 million from Philips Electronics. Interest on any outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum. All principal and interest on the Philips Convertible Note is due on the Maturity Date, which is the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notify Philips Electronics that Pegasus IV has voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note may not be prepaid and is immediately due and payable upon our failure to pay any of our material debts when due. Similar to the New Pegasus Convertible Note with Pegasus IV, the outstanding principal and interest on the Philips Convertible Note converts into a unit of our securities on the closing date of the Rights Offering. Further, the Philips Convertible Note also converts upon the voluntary conversion of the New Pegasus Convertible Note by Pegasus IV. Because of the conversion features of the New Pegasus Convertible Note and the Philips Convertible Note and the voluntary nature of participation in the Rights Offering by the holders, we may receive little or no additional capital as a result of the Rights Offering (other than amounts already funded by Pegasus IV and Philips Electronics).
In connection with the acquisition of the net assets of Lamina, on July 25, 2008 we entered into the Loan Agreement with BMO whereby BMO agreed to provide us with a $20.0 million line of credit. The line of credit is available to us for working capital and other corporate purposes. The line of credit was scheduled to mature on July 25, 2009 or upon earlier written demand by BMO. On July 24, 2009, we amended the Loan Agreement to extend the maturity date to August 24, 2009 in the event that BMO does not make any prior written demand. Subsequently, on August 24, 2009, we further amended the Loan Agreement with BMO to extend it until August 24, 2010.
LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At September 30, 2009, the total amount outstanding under the ABN AMRO facilities was $2.3 million and the total amount outstanding under the IFN Finance facility was $1.4 million. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. However, due to recurring losses from operations, LSGBV was not in compliance as of September 30, 2009 and is currently not in compliance with the same covenant under the ABN AMRO debt agreement. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach and which should be implemented during the fourth quarter of 2009. As of November 12, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as at September 30, 2009.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Strategy and Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Strategy and Finance, concluded that our disclosure controls and procedures as of September 30, 2009 were not effective primarily as a result of our acquisitions of LSGBV and Lamina in fiscal year 2008 and the Acquisition in fiscal year 2007. The acquired businesses were not public companies and did not maintain effective controls. As a result, we have had difficulty consolidating and integrating the financial accounting operations of these acquired businesses. Specifically, we have identified the following material weaknesses:
•	We failed to implement processes to ensure periodic monitoring of our existing internal control activities over financial reporting;

•	We did not maintain sufficient staffing of personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, SEC reporting requirements and in internal control over financial reporting commensurate with our financial reporting requirements; and

•	Due to our limited resources and our continued integration of the acquisitions of LSGBV and Lamina during fiscal year 2008 and the Acquisition during fiscal year 2007, we were unable to: (i) adequately assess whether our existing controls were operating as designed and (ii) effectively implement additional necessary controls.

•	Certain controls that were identified as requiring remediation or implementation were not completed as of September 30, 2009.
Changes in Internal Control over Financial Reporting
During the nine-month period ended September 30, 2009, we implemented or began implementing the following measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	The hiring of key additional accounting staff and financial reporting staff;

•	The acquisition of accounting and financial reporting research tools for the use of our staff;

•	The initiation of an ongoing and comprehensive review of financial controls and procedures to address the issues identified above and to bring us into compliance with the requirements of the Sarbanes-Oxley Act with respect to internal controls and procedures and to continue the integration and standardization of the accounting process for the operations acquired in previous periods;

•	The implementation of an inventory management system designed to automate and systematize internal control over inventory; and

•	The planned future implementation of an Enterprise Resource Planning system designed to automate and systemize internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 11, 2009, we issued a total of 56,238 shares of common stock to each of our directors, an aggregate of 393,666 shares, in a private placement in settlement of director fees owed to each director for service during the first and second quarters of 2009. The shares issued to each director had a value equal to $40,000, of which $20,000 consisted of 29,039 shares at a price per share of $0.69, based on the average closing price of the stock for the period beginning March 1, 2009 through March 31, 2009 and the remaining $20,000 consisted of 27,199 shares of common stock at a price per share of $0.74 based on the average closing price of the stock for the period beginning June 1, 2009 through June 30, 2009.
During the nine months ended September 30, 2009, we issued 2,401 shares of common stock to employees under the Lighting Science Group Corporation Employee Stock Purchase Plan at prices ranging from $0.50 to $0.85 per share.
The Company relied upon Section 4(2) of the Securities Act for exemptions of transactions not involving a public offering in issuing these shares.
Item 3. Defaults upon Senior Securities
LSGBV has negotiated short-term and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At September 30, 2009, the total amount outstanding under the ABN AMRO facilities was approximately $2.3 million and the total amount outstanding under the IFN Finance facility was $1.4 million. We are required to maintain a solvency ratio (equity to total assets) in excess of 35% pursuant to our short-term and long-term facilities with ABN AMRO. We were not in compliance with this covenant during substantially all of the first six months of 2009. In the second quarter of 2009, we recapitalized LSGBV and remedied our noncompliance by June 30, 2009. However, due to recurring losses from operations, LSGBV was not in compliance as of September 30, 2009 and is currently not in compliance with a certain covenant under the ABN debt agreement. LSGBV and ABN AMRO have discussed a similar solution to resolve the breach and which should be implemented during the fourth quarter of 2009. As of November 12, 2009, ABN AMRO had not accelerated future loan payments or made any changes to the terms effective as at September 30, 2009.

Item 6. Exhibits
See “Exhibit Index” for a description of our exhibits.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)
Date: November 20, 2009	By	/s/ Zachary S. Gibler
Zachary S. Gibler
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2009	By	/s/ Kathryn L. Reynolds
Kathryn L. Reynolds
Senior Vice-President, Strategy and Finance (Principal Financial Officer)

Date: November 20, 2009	By	/s/ Jonathan T. Cohen
Jonathan T. Cohen
Vice-President Finance and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

4.1	Certificate of Designation of Series D Non-Convertible Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2009, File No. 0-20354, and incorporated herein by reference).

10.1	First Amendment to Loan Authorization Agreement, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.2	Allonge to Demand Note, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.3	Second Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.4	Second Allonge to Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.5	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	First Amendment to Convertible Note, effective as of July 31, 2009, between Lighting Science Group Corporation, as borrower, in favor of Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Employment Letter, dated July 10, 2009 between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION

10.10	Employment Letter, dated August 17, 2009 between Lighting Science Group Corporation and Zachary S. Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Guaranty Extension Agreement, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.12	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.13	Convertible Note Agreement, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Koninklijke Philips Electronics N.V., as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.14	Convertible Note Agreement, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.