Form 10-K
period 2009-12-31
LIGHTING SCIENCE GROUP CORP
filed 2010-04-13
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-20354

Lighting Science Group Corporation

(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1227 South Patrick Drive, Bldg 2A Satellite Beach, FL	32937
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (321) 779-5520

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each Class:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer.	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2009 was $4,632,000 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2010 was 30,549,679 shares, including 675,833 shares of restricted common stock that have voting rights, but are not defined as outstanding under generally accepted accounting principles.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2010 Annual Meeting of Shareholders to be held on May 26, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

PART I

Item 1.	Business.

General

Lighting Science Group Corporation (“Lighting Science Group,” “we,” “us,” “our,” or the “Company”) designs, develops, manufactures and markets a range of lighting devices and systems that use light emitting diodes (“LEDs”) as the light source. LEDs are semiconductor devices that emit light when electric currents are passed through them and present many advantages over traditional light sources, primarily greater energy efficiency. LED technology has improved substantially over the past several years. Lighting products that use LEDs have become functionally viable, economically compelling and applicable for many different uses. The market for LED-based lighting products has experienced strong growth over the past several years.

We expect demand for energy efficient LED lighting products to continue to exhibit strong growth, driven by the following factors:

•	short payback period for customers because reductions in electricity costs generally equal the initial cost of LED lighting products in one to three years;

•	long life of LED lighting products that last on average 50,000 hours;

•	reduced maintenance costs;

•	public pressure for sustainable or “green” products;

•	government regulations mandating the use of energy efficient lighting: including the elimination of the production of all incandescent bulbs in Europe by 2012 and in the United States by 2014;

•	government regulations restricting the use of hazardous substances such as the mercury contained in fluorescent lighting products; and

•

cash incentives and rebates available under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) to promote energy efficiency and alternative energy projects in federal, state and local municipal facilities.

We are focused on utilizing our engineering and design capabilities and intellectual property to develop lighting solutions for our target markets. We deliver these products to our customers through direct sales, alliances with channel partners, such as original equipment manufacturers (“OEMs”), lighting designers, electrical and lighting distributors and energy service companies (“ESCOs”).

History

We were incorporated in Delaware in 1988 and our business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four LED lighting companies: (i) Lighting Science Group Corporation, an early entrant and leader in the application of LEDs for general illumination with white lighting, (ii) LED Effects, Inc. (“LED Effects”), an established LED company specializing in custom and architectural lighting systems, (iii) Lighting Science Group, B.V. (“LSGBV”), formerly known as Lighting Partner B.V., a Netherlands-based manufacturer and marketer of LED retail shop lighting and other specialty LED lighting devices and (iv) Lamina Lighting, Inc. (“Lamina”), a supplier of LED light engines and LED modules.

LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”) was formed on or about June 5, 2007 for the purpose of acquiring LED Effects and on June 14, 2007, LED Holdings acquired 100% of the operations and net assets of LED Effects, a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications. On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, pursuant to which we: (i) acquired substantially all of the assets of LED Holdings and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the Company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.

We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company.

On April 22, 2008, we acquired all of the outstanding capital shares of LSGBV, a manufacturer providing a broad range of LED lighting devices for residential, commercial, and retail applications based in The Netherlands.

On July 29, 2008, we acquired the net assets of Lamina, a New Jersey-based company engaged in the business of developing and manufacturing light engines for use in LED lighting fixtures and applications.

Following the completion of the Lamina acquisition in July 2008, we initiated a reorganization effort to integrate our acquisitions, streamline our product development capability, segment our product offering and enhance our supply chain performance. We also reorganized our corporate structure to eliminate unnecessary expenses given that each of the companies we acquired had its own infrastructure, assembly facilities and administrative personnel that increased our operational and administrative expenses.

In order to achieve our restructuring goals, we consolidated operations and closed facilities, increased investment in research and development, increased investment in engineering resources and expanded our product line. We also entered into strategic relationships to improve our supply chain functions. We expect to continue to refine our operational strategy but believe that our integration efforts have positioned us for growth under a lower cost and more efficient structure with a stronger supply chain.

Significant Transactions

On November 6, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) relating to a rights offering to certain of our existing security holders (the “Rights Offering”). Pursuant to the Rights Offering, we offered 25,268,193 units of our securities (“Units”) at $1.006 per Unit, with each Unit consisting of one share of our Series D Non-Convertible Preferred Stock and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share, subject to adjustment. On March 3, 2010, we consummated the Rights Offering. On the closing date of the Rights Offering, we received approximately $303,000 from the purchase of 301,268 Units.

Pursuant to that certain convertible note agreement (the “Pegasus Convertible Note”), dated as of August 27, 2009, between us and Pegasus Partners IV, L.P. (“Pegasus IV”), upon consummation of the Rights Offering, approximately $35.2 million of principal and accrued interest automatically converted into 35,017,667 Units. Similarly, pursuant to that certain convertible note agreement (the “Philips Convertible Note”), dated as of August 27, 2009, between us and Koninklijke Philips Electronics N.V. (“Philips”), upon consummation of the Rights Offering, approximately $5.4 million of principal and accrued interest automatically converted into 5,330,482 Units.

Pursuant to the Pegasus Convertible Note, we previously granted Pegasus IV or its assignees the option (the “Standby Purchase Option”) to acquire any or all of the Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, we received $2.0 million from Pegasus IV as an advance payment for Units pursuant to the Standby Purchase Option. Notwithstanding this advance payment, Pegasus IV or its assignees may also elect to purchase additional Units pursuant to the Standby Purchase Option until April 18, 2010. In total, the Standby Purchase Option provides Pegasus IV the right to purchase approximately 24,966,925 Units. We have been informed by Pegasus IV that Pegasus IV or its assignees currently intend to purchase all of the remaining Units pursuant to the Standby Purchase Option. We therefore expect to receive approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering (excluding the amount of principal and interest that automatically converted to Units pursuant to the terms of the Pegasus Convertible Note and the Philips Convertible Note) and the exercise of the Standby Purchase Option.

Our Target Markets and Customers

We target strategic market segments where we believe the performance and cost advantages of LED lighting devices and systems are most applicable. We have coupled our product offering with what we believe are compelling financing solutions that are designed to overcome reluctance to make capital expenditures to adopt LED lighting. Our objective is to provide customers with the highest performing LED lighting products at a lower cost than our competitors.

We currently target four major market segments:

Public and Private Infrastructure. The public and private infrastructure market is comprised of facilities and spaces that are managed by government and private entities. Primary lighting applications in this market are streets and highways, airports, ports, rail infrastructure, water infrastructure and energy supply infrastructure. We believe that the North American public and private infrastructure market for lighting is large and increasingly ready to adopt LED lighting. We believe that street and highway lighting represents the largest segment within the infrastructure market. Although LED lighting sales currently represent only a small part of this market, we expect a substantial increase in industry-wide LED lighting sales within this market in 2010 due to customer acceptance of the benefits of LED technology, United States government stimulus initiatives and the improved performance and lower cost of LED lighting products.

Retail and Hospitality. The market for lighting in the retail and hospitality environment is both large and varied. This market includes malls, retail shops, hotels and resorts, cruise ships, and restaurant owners and operators. Our product offerings for this target market focus on task lighting, down lighting, bay lighting, cove and display lighting, accent, track and spot lighting. Retail lighting applications also include product-specific display lighting that enhances the appearance of particular merchandise in addition to general illumination. In certain cases, products such as clothing, cosmetics, food and jewelry require very specific lighting requirements and our products are able to meet those requirements. The early adopters of LED white lighting in the retail and hospitality market were high end luxury retail stores that sought a high quality lighting environment (e.g., design flexibility, color and form factor). More recently, LED display lighting has penetrated the middle-market and department stores have utilized it for the display of items such as cosmetics, shoes, crystal, china and jewelry.

The LED lighting products we offer to the retail and hospitality market often have less than a two year payback, which means the customer will see a financial return of their investment in our products in the form of lower energy costs within two years.

Commercial and Industrial. We have developed a line of LED lamps targeted to compete with traditional incandescent and incandescent halogen lamps. We offer a comprehensive range of high performance LED retrofit lamps for traditional reflector and globe incandescent lamps such as PAR38, PAR30, PAR20, MR16 and G25 types for commercial and residential lighting applications. Our LED retrofit lamps are currently sold through multiple channels. Specifically, we offer our LED retrofit lamps to leading lighting companies that then resell under their own brands in commercial markets and into retail markets such as home centers. In addition, our products are also sold under the Lighting Science brand through electrical wholesalers serving the commercial markets, ESCOs, and direct to retail customers.

Architectural and Architainment. We define architectural and architainment lighting as lighting used for illuminating environments that emphasize aesthetics in addition to function, where the integration of light sources and architectural elements is critical. Architectural and architainment lighting is used in both indoor (e.g., retail and hospitality) and outdoor (e.g., building facades, bridges, and historic monuments) applications, and can be both functional and decorative. In outdoor architectural applications where fixtures are exposed to temperature variations, our experience is that LED lighting devices perform better than traditional technologies, especially in cold temperatures. LED lighting is ideal for architectural applications that require design flexibility, dynamic color, and in places that are difficult to reach and maintain. We believe that the LED lighting market for architectural and art project applications is substantial and that we can expand our current business in this market.

Future Applications. Through our internal research and development efforts and our relationships with channel partners, universities and other entities, we continuously explore additional applications for LED lighting. For instance, we are currently working with others to explore the development of prototypes for space craft lighting applications through a national space agency (NASA), healthcare applications through a major university and its associated hospital and water purification applications through another university. While these markets are in preliminary stages of development, we believe they could be substantial market opportunities for LED lighting that are not at all or fully addressed by traditional lighting technology.

Our Products

Our product line is comprised of an extensive and growing range of LED based retrofit lamps and luminaires (lighting fixtures) designed and engineered for applications in the four major market segments discussed above. Our products offer several advantages over traditional light sources including lower energy consumption, longer lifetime, environmental friendliness, configurability, small size, low heat output and durability. These products can be designed into lamps and luminaires with specific light color, lumen output, light distribution, control features (such as dimming), and form factors, enabling lighting application requirements to be met precisely.

LED Retrofit Lamps. We offer a comprehensive range of high performance and reasonably priced LED retrofit lamps or bulbs that we believe are economically compelling replacements for traditional reflector and globe incandescent and incandescent halogen lamps such as PAR38, PAR30, PAR20, MR16, A19 and G25 types. Our range of dimmable LED retrofit lamps exhibit consistent color and deliver excellent light distribution and brightness and are suitable for commercial and residential lighting applications. We sell LED retrofit lamps directly to end users under the Lighting Science brand and also to OEMs for resale under their respective brands.

We recently previewed our new line of LED retrofit lamps at the California Governors’ Global Change Summit, and samples of these lamps have been provided to potential customers for their review and consideration. This new line of retrofit lamps will have substantially increased light output compared to both our previous retrofit LED lamps and, we believe, the competition, but they will be available at about half the cost of other major LED retrofit lamps available from our competitors in several big box retailers. For example, we have found that the current average retail prices at “big box” retailers for R30 and MR-16 LED lamps are about $50 and $30, respectively. Our new generation R30 and MR-16 LED lamps have about twice the lumen output, but are expected to retail at approximately half of the existing retail prices. The new line of lamps is dimmable and compatible with all dimmer types commonly available in the United States.

Infrastructure. We also offer a line of LED luminaires, or fixtures, that combine energy efficiency, long life and excellent light distribution, which makes them ideal for use in parking garages, warehouses and manufacturing areas. Our product range includes the PROLIFIC Series Roadway Luminaire developed for use in certain street lighting applications, and the Pyramid Low Bay, Flat Low Bay and BAYLUME luminaires for use in parking garages and other area lighting. The ShoeBox and WallPack LED luminaires are designed for area and pathway and security lighting, respectively. The PROLIFIC Series Roadway Luminaires produce between 80 to over 90 lumens per watt depending on the model. This performance was validated by an independent testing laboratory that is approved for LM-79 Testing for ENERGY STAR for solid state lighting by the United States Department of Energy CALiPER program. At over 80 lumens per watt, we believe that the PROLIFIC Series Roadway Luminaires deliver industry leading performance over currently available LED-based street lights offering only 50 to 60 lumens per watt efficacy.

Our products in the infrastructure market category are designed to reduce operating costs and generate a payback to the customer within two to three years, depending on the application. Some of our most notable installations in 2009 include the installation of our low bay luminaires in six parking garages at Arizona State University, Tempe Campus and a parking garage for American Airlines.

We also recently entered into a development agreement with NASA to help develop, prototype and test the next generation of solid state lighting platforms for space craft, which is a two year program. We are also a participant in a NASA grant for the study of UV LED systems in water purification, which is a one year program.

Retail/Shop Lighting. We design, develop, manufacture and market the SYMETRIE line of LED luminaires for retail display applications in various profiles and lengths and in select color temperatures ranging from cool to warm. These products include our Flat, Slim, Round and Corner profile luminaires and we believe they are an economically compelling alternative to traditional incandescent, incandescent halogen and fluorescent lighting technology. A major retail equipment company has integrated our linear LED luminaires in their shelving-systems and sells the complete integrated system to its customers, which include a large national perfume and cosmetics retailer. We also manufacture and market a range of LED-based spot, accent, recessed, pendant and track lighting such as the CYCLOS, NISSI and FRAGMA luminaires for retail store applications offering uniform illumination and an alternative to incandescent halogen lighting.

Architectural Accent. We offer architectural and architainment LED lighting devices including, but not limited to, the Color Tile, FLEXILUME, XTREMETUBE, High Power Linear, DOTZ, COOLGRID and Flat RGB luminaires. These products help architects, lighting designers, and builders enhance building structures with light, color, movement and video in both interior and exterior applications. Our architectural accent luminaires have been used in flagship stores for several luxury brands and can be combined with lighting systems from our custom solutions group to produce one-of-a-kind lighting systems that transform buildings or landscapes into works of art.

LED Light Engines and Modules. We offer white light and RGB LED modules under the ATLAS and TITAN trademarks. These LED modules are used by original equipment manufacturers and lighting companies in their LED lighting systems. We also sell custom designed light engines for integration into existing light fixtures and newly designed LED luminaires. One such light engine is sold to a major lamp company for resale in the public lighting infrastructure market and another such light engine is sold to a major lighting fixture company for integration in a designer lighting fixture.

Custom Solutions. We offer customized LED lighting systems or solutions for a range of customers. Our custom design capabilities combine project management, system integration, and advanced control systems and software to create desired lighting effects for architects and light designers. By taking the designer’s lighting vision and translating it into a practical application, our engineers are able to design and develop a complete system that meets a specific design need and that delivers a desired lighting effect. Our design and development expertise covers a broad range of custom lighting systems, including LED light engines for existing applications to completely new LED lighting applications that exploit the characteristics of LEDs. We believe that our custom solutions business generates brand awareness and provides a recurring source of new product development through the research, design, development and engineering efforts that are typically involved in these special projects.

One of our LED custom projects, the New York City Times Square New Year’s Eve Ball, currently rests on top of 1 Times Square year round and changes colors/sequence through programmable control panels and without the need to change light fixtures, lenses or other devices. Additional notable projects that we have completed include:

•	7 World Trade Center in New York, New York;

•	the Saks Fifth Avenue snowflake display in New York, New York;

•	the Chanel retail store in Ginza, Japan;

•	the Macy’s holiday façade in San Francisco, California;

•	a casino project for the City of Dreams in Macau, China;

•	the Texas State Fair’s “Big Tex” in Dallas, Texas;

•	the Shri Swaminarayan Mandir in Liburn, Georgia;

•	the U.S. Bank Tower in Sacramento, California; and

•	the Orange County Center for Performing Arts in Orange County, California.

Distribution

We deliver our products directly to certain customers and to other customers through a network of electrical wholesalers with strategically located warehouses in the United States, Europe and Asia using common carriers. For other international customers, we adapt our distribution methods to meet individual customer or country requirements.

Our Suppliers and Raw Materials

LEDs are the single most important component of our LED lighting devices and are also the most expensive component. We are not committed to and do not favor a single source for LEDs, and are therefore free to select LEDs based on availability, price and performance. We presently use LEDs produced by Nichia, Citizen, Philips Lumileds, Osram Opto Semiconductor and various other companies. We believe we have good relationships with our LED suppliers and, in general, receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain key suppliers that currently give us access to next generation LED chip technology at an early stage and at a competitive price.

The principal materials used in the manufacture of our LED lighting devices are: LEDs; circuit boards; standard electrical components such as capacitors, resistors and diodes; aluminum for heat sinks and structural elements; and plastics for optical elements. We obtain these materials from several suppliers and in some cases have special supply arrangements. In some cases, we buy completed sub-assemblies, especially in the case of electronics for power supplies, that may be designed by us or by a third party. We continuously monitor and evaluate alternative suppliers and materials based on numerous attributes including quality, service and price.

Our Assembly and Manufacturing

We assemble and manufacture our LED products both internally and through select contract manufacturers who provide scalability, best-in-class manufacturing and quality processes. Our manufacturing operations for our standard products are based in Satellite Beach, Florida and our manufacturing operations for our custom products unit are based in Rancho Cordova, California. Our contract manufacturers are located both in and outside the United States, and they provide the necessary facilities and labor to manufacture some of our products or sub-assemblies of our products. In the future, we may rely more heavily on contract manufacturers to manufacture our products and provide sub-assembly services, and we believe we have the flexibility to shift production among our facilities and our contract manufacturers.

Intellectual Property

As of December 31, 2009, we had filed 132 U.S. patent applications. From these applications, 77 U.S. patents had been issued and 32 were pending approval. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality and trade secrets to protect our innovations.

We also have a portfolio of registered and unregistered trademarks including: LIGHTING SCIENCE, PROLIFIC, LAMINA, EYELEDS, SPOTLED, SOL, TITAN, TITAN TURBO, ATLAS, BAYLUME; FLEXILUME, DOTZ, COOLGRID, POWEREYE, SYMETRIE, CYCLOS, NISSI, XTREME TUBE, DISCEYE and COLOREYE.

Regulations, Standards & Conventions

Our products are generally required to meet the electrical codes of the jurisdictions where they are sold. Meeting the codes established in the United States and Europe usually allows our products to meet the codes in other geographic regions.

Many of our customers and end users require our products to be listed by Underwriters’ Laboratories, Inc. (“UL”), or “UL Listed.” UL is a United States independent, nationally recognized testing laboratory, third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products under its listing service are said to be “UL Listed,” identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications, but customers and end users tend to favor UL listing. Because LED lighting devices are relatively new in the market, UL’s specifications and standards for LED lighting devices such as ours are not well established and the prior established specifications and standards for traditional lighting devices are sometimes difficult to achieve for LED lighting devices.

Certain of our products must meet industry standards, such as those set by the Illuminating Engineering Society of North America, or IES, and government regulations for the application. For example, street lights must meet certain structural standards and must also deliver a certain amount of light in certain positions relative to the installed Luminaire. In the United States, WallPack luminaires must meet standards and regulations established in the Americans with Disabilities Act. We specifically develop and engineer our products to meet the standards and regulations applicable to the lighting applications addressed by our products.

Many of our customers and end users will also expect our products to meet the applicable ENERGY STAR requirements. ENERGY STAR is an international standard for energy efficient consumer products. To qualify for ENERGY STAR certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics. We are striving for our products to meet the ENERGY STAR requirements and as LED efficiency improves, we believe that most of our products will meet the current requirements.

Research and Development

We are dedicated to constantly improving our LED lighting devices and to developing new LED lighting devices. Our research and development team focuses on increasing performance efficiency of all system elements (including power supplies, drivers and thermal management), better optics, and improving and innovating control systems. We work with LED chip and LED package makers to promote and drive advances in LED package structure and phosphor application for white light devices.

We have established relationships with NASA and a major university and its affiliated hospital to research the effects of light on biological systems. Other areas of research include LED lighting applications to accelerate or modify plant growth and the effects of spectral distribution on human functions including sleep patterns, visual acuity, alertness and seasonal and clinical depression.

During the fiscal years ended December 31, 2009 and 2008, we spent approximately $1.3 million and $1.1 million, respectively, on research and development.

Employees

As of December 31, 2009, we had 91 employees in the United States and 35 employees outside the United States, primarily in our office in Goes, The Netherlands. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

A number of our employees were previously employed by leading companies in the lighting industry, such as Acuity Brands, Inc., Philips Lighting, Osram Sylvania, Inc. and General Electric Company. We believe that their industry knowledge, lighting application knowledge and contacts in the lighting industry are important assets supporting our business.

Item 1A.	Risk Factors.

Risks Related to Our Business

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

If we were to reach our sales goals, the resulting growth is expected to place strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. For example, we need to implement new management information systems, hire and train new sales representatives and improve our supply chain management and quality control operations. Additionally, we need to make additions to our operations and administrative management teams. If we are unable to manage our growth effectively, we may be unable to operate profitability and we may not be able to effectively pursue our business plan.

If we are unable to increase production capacity for our products in a timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business strategy is the expansion of production capacity for our products. We plan to increase production capacity by increasing capacity at our Satellite Beach facility and potentially adding new contract manufacturers or by expanding capacity with our existing contract manufacturers. Our ability to successfully increase production capacity will depend on a number of factors, including the following:

•	our ability to successfully increase capacity at our Satellite Beach facility;

•	identification and availability of appropriate and affordable contract manufacturers;

•	ability of our current contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly;

•	availability of critical components used in the manufacture of our products;

•	establishment of adequate management information systems, financial controls and supply chain management and quality control procedures; and

•	ability of our future contract manufacturers to implement our manufacturing processes.

If we are unable to increase production capacity for our products in a timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and damage our reputation and our relationships with current customers and prospective customers.

If critical components and raw materials that we utilize in our products become unavailable, we may incur delays in shipment that could damage our business.

We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. We currently rely on a limited number of suppliers for LEDs used in the production of our products. We depend on our vendors to supply in a timely manner critical components in adequate quantities and consistent quality and at reasonable costs. Finding a suitable alternate supply of required components that meet our strict specifications and obtaining them in needed quantities may be a time-consuming process and we may not be able to find an adequate alternative source of supply at an acceptable cost.

We are seeking to establish long-term relationships with certain key suppliers to ensure availability of key components at favorable pricing. However, we currently rely on purchase orders with our suppliers rather than long-term contracts. To the extent that we do not have long term contracts, we may not be able to predict with certainty our ability to obtain components in adequate quantities and at acceptable prices when they may be needed. If we are unable to obtain components in adequate quantities, we may incur delays in shipment or be unable to meet demand for our products, which could damage our reputation with customers and prospective customers.

The principal raw materials used in the manufacture of our products are LEDs, a variety of standard electrical components, printed circuit boards, wire, plastics for optics, metal for housings and heat sinks. From time to time, LEDs have been in short supply due to demand, binning restrictions and production constraints. Any significant interruption in the supply of these raw materials could have a material adverse effect upon us.

The principal raw materials used in the manufacture of the LEDs used in our products are silicon wafers, gold wire, lead frames and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages and phosphors. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. Any significant interruption in the supply of these raw materials could have a material adverse effect upon us.

We rely upon key members of our management team and other key personnel and a loss of key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued services of key members of our management team and other key personnel. The loss of key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan and marketing efforts. If we continue to grow, we may need to add additional management and other personnel. Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. Our efforts to obtain or retain such personnel may not be successful.

The current economic downturn and uncertainty and turmoil in the equity and credit markets could continue to adversely impact our clients, diminish the demand for our products and harm our operations and financial performance.

The lighting markets in which we sell our LED lighting devices have experienced rapid evolution and growth in recent years, but have been negatively affected by the downturn in the general economy. The current economic downturn has harmed, and could continue to harm, the economic health of our clients and consequently decrease the demand for our products, particularly in the public and private infrastructure, retail and hospitality, consumer and commercial, and architecture and architainment markets. Further, certain of our present customers and potential future customers have informed us that they may not purchase our products unless or until they receive funds pursuant to the legislative initiatives promulgated under the ARRA. The persistence of the economic downturn also may cause reductions or elimination of utility and government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition during the current economic downturn may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

We have a limited amount of revenues and a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since the inception of our lighting business. For the years ended December 31, 2009 and 2008, we had revenues of $31.4 million and $20.8 million, respectively, and as of December 31, 2009 and 2008, we had accumulated deficits of $148.0 million and $99.9 million, respectively.

We utilize contract manufacturers to manufacture certain of our products and any disruption in these relationships may cause us to fail to meet our customers’ demands and may damage our customer relationships.

Although we assemble and manufacture certain of our products, we currently depend on a small number of contract manufacturers to manufacture certain of our products at plants in various locations throughout the world. These manufacturers provide the necessary facilities and labor to manufacture our products. Our reliance on contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs; and

•	risk of loss of inventory while in transit.

If our contract manufacturers were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or internal manufacturing processes could be implemented. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production may be a costly and time-consuming process. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

We assemble and manufacture certain of our products and our sales, results of operations and reputation could be materially adversely affected if there is a disruption at our assembly and manufacturing facilities.

We currently have one main assembly and manufacturing facility located in Satellite Beach, Florida and a custom product and project assembly and manufacturing facility located in Rancho Cordova, California. The operation of these facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages and other business interruptions. Although we carry business interruption insurance and third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to affect the assembly, manufacture or distribution of our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

Since inception we have not achieved profitability, and it is difficult to evaluate the likelihood that we will achieve or maintain profitability in the future. Therefore, if we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

On an annual basis, our operations have not generated positive cash flow since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and debt. We have recently made the transition from a development stage company to one that is focusing on sales and growth in the lighting industry. As we concentrate on commercializing our products, our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs during the next twelve months will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs and timing of obtaining new patent rights, enforcing our existing patents, potential infringement claims, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive may depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. We currently have a line of credit with the Bank of Montreal (“BMO”), short- and long-term debt facilities with ABN AMRO that provide up to €300,000 and a working capital facility with IFN Finance that provides up to €4.0 million. Our line of credit with BMO matures on written demand by BMO, but in no event later than August 24, 2010. On March 15, 2010, we amended our Loan Agreement with BMO, to increase the size of our line of credit with BMO from $20 million to $25 million. As of March 19, 2010, the balance outstanding on the BMO loan was $20.4 million. Our short- and long-term debt facilities with ABN AMRO originally were scheduled to mature on January 1, 2010 and January 1, 2014, respectively. However, due to the fact that we were in default on our solvency ratio covenant with respect to each of these facilities as of November 30, 2009, we renegotiated the terms of our debt with ABN AMRO. Pursuant to the new terms of our agreement, the maturity date is December 15, 2010 for both facilities. Further, we have agreed to reduce the principal amount outstanding on these facilities on a monthly basis until maturity. The working capital facility with IFN Finance matures on November 14, 2010. Other than these facilities, we do not have any committed sources of outside capital at this time.

The current worldwide economic downturn has significantly reduced access to capital and credit markets, and it is uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. In the past we have primarily relied on, and currently rely on, financing or guaranties from related parties, principally Pegasus IV. There are no assurances that such related parties will continue to provide financing on terms that are acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our products may contain defects that could reduce sales or result in claims against us.

Despite testing by us and our customers, defects have been and could be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. These problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If our developed technology does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on market acceptance of our LED technology. Potential customers may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. If acceptance of LED lighting in general, and of our LED lighting devices in particular, does not continue to grow within the high performance lighting markets that we serve, and in the markets that we intend to serve through future customers, then opportunities to increase our revenues and operate profitably may be limited. Our business strategy includes penetration of the general lighting market with our lighting products. Failure to obtain and incorporate into our products, on a timely basis, LEDs with satisfactory performance, quality and cost characteristics could delay our introduction of new products, or reduce the attractiveness to potential customers of our products in the general lighting market.

If we are not able to compete effectively against larger lighting manufacturers with greater resources, our prospects for future success will be jeopardized.

In the lighting markets in which we sell our lighting devices, we compete with lighting products utilizing traditional lighting technology provided by many vendors. In addition, we face competition from a number of manufacturers, including manufacturers of traditional lighting equipment that have developed one or more LED products. Some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing.

To the extent that we seek to introduce LED products such as retrofit bulbs and lamps for standard fixtures for use in general lighting applications, we expect to encounter competition from large, established companies in the general lighting industry such as General Electric, Matsushita, Osram Sylvania and Philips Lighting, each of which has, we believe, undertaken initiatives to develop LED technology as well as other energy efficient lighting products. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED systems than we have. We anticipate the possibility that larger LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems or fixtures that do not infringe upon our patents. We may be unable to compete successfully in such markets against these or future competitors.

We are subject to legal, political and economic risks abroad.

As a result of our acquisition of LSGBV and other international affiliates, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, laws (including U.S. taxes on foreign subsidiaries), changes in the value of the U.S. dollar versus foreign currencies, differing business cultures and foreign regulations that may conflict with domestic regulations.

We believe that there are many barriers and risks to operating successfully in the international marketplace, including the following:

•	intellectual property protection risks;

•	employment law risks;

•	differing contracting process including the ability to enforce agreements;

•	foreign currency risks;

•	increased dependence on foreign manufacturers, shippers and distributors;

•	compliance with multiple, conflicting and changing governmental laws and regulations; and

•	import and export restrictions and tariffs.

Failure to maintain effective internal controls could have a material adverse effect on our operations and our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the price of our stock could decrease.

During the evaluation of disclosure controls and procedures for the years ended December 31, 2009 and 2008, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. There is no guarantee that we will be able to resolve these material weaknesses or avoid other material weaknesses in the future.

Risks Related to Intellectual Property

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenues and profits may be harmed.

To be successful, we must keep pace with rapid changes in lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. For example, if new LED devices are introduced that can be controlled by methods not covered by our proprietary technology, or if effective new sources of light other than solid-state devices are discovered, our current products and technology could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends and respond on a timely basis with our own innovations, our competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2009, we had filed 132 U.S. patent applications. From these applications, 77 U.S. patents had been issued and 32 were pending approval. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Patent applications filed by us, or by others, under which we have rights, may not result in patents being issued in the United States or foreign countries. Because our patent position involves complex legal, technical and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated.

In some cases, we may rely on trade secrets to protect our innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology.

In addition, our technology or products may inadvertently infringe on patents or rights owned by others and licenses might not be available to us on reasonable or acceptable terms or at all. Litigation of intellectual property rights can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of our management and key technical personnel, which could severely harm our business. Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation could be harmful to our business and we may not be able to afford the legal costs associated with defending against a claim of infringement or enforcing any of our patents.

Risks Related to Our Common Stock

Because our stock price is volatile, it can be difficult for stockholders to predict the value of our shares at any given time.

The price of our common stock has been and may continue to be volatile, which makes it difficult for stockholders to assess or predict the value of their shares. In the last two completed fiscal years, the price of our common stock has ranged from $0.15 to $10.20. A variety of factors may affect the market price of our common stock including, but not limited to:

•	changes in expectations as to our future financial performance;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in laws and government regulations;

•	developments concerning our proprietary rights;

•	public perception relating to the commercial value or reliability of any of our lighting products;

•	future sales of our common stock or issues of other equity securities convertible into or exercisable for the purchase of common stock;

•	our involvement in litigation;

•	the acquisition or divestiture by LED Holdings, Pegasus IV or their affiliates of part or all of their respective holdings; and

•	general stock market conditions.

Two related stockholders and certain of their affiliates, collectively, beneficially own a significant portion of our outstanding common stock and are able to heavily influence our actions.

As of March 3, 2010, LED Holdings, Pegasus IV and certain of their affiliates, collectively, beneficially owned 85,193,923 shares of our common stock, which represented approximately 87.1% of our common stock. Due to the significant amount of voting power collectively held by LED Holdings, Pegasus IV and their affiliates, they have the ability to greatly influence the election of our board of directors and to approve or disapprove all other matters requiring the vote of stockholders.

Trading in our common stock is sporadic and an established trading market may not be developed or sustained.

Our shares do not at this time qualify for listing on any national securities exchange, and we cannot assure you that our shares will ever be listed on a national securities exchange. Prior to the close of trading on May 18, 2009, our shares were traded on the OTC Bulletin Board. After the close of trading on May 18, 2009, our common stock was removed from the OTC Bulletin Board because we had not filed our 2008 Form 10-K by that date. Our common stock is currently traded in the pink sheets, a centralized quotation service maintained by Pink OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is quoted in the pink sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the pink sheets generally are not listed in the financial sections of newspapers and newspapers and other media sources often devote very little coverage to stocks quoted solely in the pink sheets. Accordingly, prices for, and coverage of, securities quoted solely in the pink sheets may be difficult to obtain. In addition, stocks quoted solely in the pink sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, NYSE Amex or The Nasdaq Stock Market. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.

The holders of certain of our outstanding warrants have anti-dilution protection that may have an adverse impact on the market value of our common stock and our ability to raise additional financing.

The holders of certain of our outstanding warrants presently have anti-dilution protection. For instance, the number of shares of common stock into which certain of our outstanding warrants are exercisable and the exercise price of such warrants may be adjusted in certain cases if we issue shares of common stock at a price per share that is less than the exercise price of such warrants. This may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and will dilute the value of their stock.

At its current levels, our common stock is considered a “penny stock” and may be difficult to sell.

SEC regulations generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock currently is less than $5.00 per share and, therefore, is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability or willingness of brokers or dealers to sell our common stock and may affect the ability or willingness of investors to buy or sell our shares.

Because we have never paid dividends on our common stock and have no plans to do so, the only return on an investment in our common stock will come from any increase in the value of the common stock.

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

Currently, we are authorized to issue up to 400,000,000 shares of our common stock. As of March 31, 2010, there were 30,549,679 shares of our common stock outstanding, and we were obligated to issue up to an additional 21,940,139 shares of our common stock to the holders of our outstanding 6% Convertible Preferred Stock, Series B Preferred Stock, warrants for the purchase of common stock and stock options. The authorized but unissued shares of common stock may be issued by us in such transactions and at such times as our board of directors considers appropriate, whether in public or private offerings, as stock splits or dividends or in connection with mergers and acquisitions or otherwise. Any such issuance that is not made solely to all then-existing common stockholders proportionate to their interests (as in a stock dividend or stock split) will result in dilution to each stockholder by reducing his or her percentage ownership of the total outstanding shares.

Item 2.	Properties.

Our principal executive office, finance and accounting, research, design and development operations, and certain of our assembly and manufacturing operations are located at 1227 South Patrick Drive, Building 2A, Satellite Beach, Florida 32937. Our telephone number at our principal executive offices is (321) 779-5520. Our custom solutions business unit is based in Rancho Cordova, California. Our European operations are based in Goes, The Netherlands, and we also maintain sales offices in Japan, the United Kingdom and Australia.

We currently occupy leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$31,100	September 2012

Rancho Cordova, California	$15,000	August 2012

Goes, The Netherlands	$11,000	November 2011

Tokyo, Japan	$7,000	January 2011

Castle Hill, Australia	$3,000	October 2011

Item 3.	Legal Proceedings.

On December 23, 2009, we filed a complaint in the United States District Court for the District of New Jersey against Schahl LED Lighting GMBH & Co. KG (f/k/a Richard Schahl GMBH & Co. KG) and Richard Schahl GMBH & Co. KG (collectively, “Schahl”). Our complaint alleges that Schahl has breached two distributor agreements that we acquired from Lamina in June 2008. We are seeking monetary relief from Schahl of approximately $400,000, plus costs and attorneys’ fees. Schahl has moved to dismiss the action on jurisdictional grounds and we are in the process of opposing that motion. We accepted the return of some products previously delivered to Schahl and we issued credit notes to Schahl for those products. The amount remaining unpaid by Schahl and which we are seeking in the action is approximately $280,000 and we will amend our complaint in due course.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Common Stock
	HIGH	LOW
2009
Fourth Quarter	$1.90	$0.76
Third Quarter	$1.00	$0.35
Second Quarter	$0.90	$0.40
First Quarter	$0.90	$0.52
2008
Fourth Quarter	$3.30	$0.36
Third Quarter	$5.30	$1.65
Second Quarter	$7.20	$4.80
First Quarter	$10.20	$2.85

As of March 31, 2010, there were 30,549,679 shares of common stock outstanding (including 675,833 shares of restricted common stock that have voting rights, but are not defined as outstanding under generally accepted accounting principles) and held of record by approximately 350 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

The last reported sales price of our common stock in the pink sheets on March 31, 2010 was $0.81 per share.

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Employee Benefit Plans

Amended and Restated Equity-Based Compensation Plan.

On July 6, 2005, our board of directors adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, our board of directors amended, restated and renamed the Amended and Restated Equity-Based Compensation Plan (the “Amended and Restated Plan”), and a proposal to approve the Amended and Restated Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the board of directors approved an amendment to the Amended and Restated Plan that: (i) increased the total number of shares of common stock available for issuance under the Amended and Restated Plan from 5,000,000 shares to 20,000,000 shares, all of which may be granted as incentive stock options, and (ii) provided that individuals may receive awards relating to a maximum of 2,500,000 shares of common stock per fiscal year, instead of a maximum of 500,000 shares as provided in the Amended and Restated Plan. The board of directors intends to submit this amendment to the Amended and Restated Plan to the Company’s stockholders at its next annual meeting.

Awards granted under the Amended and Restated Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the board of directors, and consultants. The Amended and Restated Plan is administered by the Compensation Committee of the board of directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of our common stock on the date of grant, and no stock option or stock appreciation right granted may have a term in excess of ten years.

Employee Stock Purchase Plan

On December 23, 2008, our board of directors adopted the Lighting Science Group Corporation 2008 Employee Stock Purchase Program (the “2008 ESPP”). The purpose of the 2008 ESPP is to provide a means through which employees conveniently may purchase shares of common stock on an after-tax basis through payroll deductions. All Company employees are eligible to participate. All amounts credited to a participant’s account during each payroll period are automatically used to purchase a whole share based on the fair market value of the common stock on the date the shares are purchased. There is currently no limit on the number of shares that may be purchased under the 2008 ESPP. The Company may also make a discretionary contribution of up to twenty percent (20%) of the amount deducted from a participating employee’s compensation during each payroll period, up to a maximum of ten percent (10%) of the employee’s before-tax compensation. Any amount in a participant’s account not sufficient to purchase a whole share of common stock is either credited back to the participant’s account for use in purchasing shares during a future payroll period, or, if the participant is not a participant for the next payroll period, or if the participant so elects, refunded to the participant as soon as administratively practicable. The following table sets forth information as of December 31, 2009, with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders—Amended and Restated Plan	10,079,001		$1.54		9,920,999
Equity Compensation Plans Not Approved by Security Holders— 2008 Employee Stock Purchase Plan	8,108	(1)	$0.74	(2)	—	(3)

(1)	Represents shares of common stock issued pursuant to the 2008 ESPP.
(2)	Represents the average purchase price for shares issued pursuant to the 2008 ESPP.
(3)	There is currently no limit on the number of shares of common stock that may be issued pursuant to the 2008 ESPP.

Recent Sales of Unregistered Securities

On November 14, 2009, we issued a total of 185,983 shares of common stock to our seven outside directors in a private placement for settlement of $20,000 due to each director as compensation for services as a director for the third quarter of 2009. This consideration was based on the average closing price of the stock for the period beginning September 1, 2009 and ending September 30, 2009. These shares were issued pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 3, 2010, we issued: (i) 35,017,667 Units to Pegasus IV pursuant to the conversion of the outstanding principal and accrued interest balances on the Pegasus Convertible Note and (ii) 5,330,482 Units to Koninklijke Philips Electronics N.V. pursuant to the conversion of the outstanding principal and accrued interest balances on the Philips Convertible Note. These Units were issued pursuant to an exemption from registration for transaction not involving a public offering under Section 4(2) of the Securities Act.

During the three months ended December 31, 2009, we issued 5,707 shares of common stock to employees under the 2008 ESPP at prices ranging from $0.43 to $1.44 per share. These shares were issued pursuant to an exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our ability to compete effectively in the lighting industry, (b) our growth and operational strategies, (c) the anticipated proceeds to be received by us in conjunction with our recently completed rights offering, (d) anticipated trends in our industry, (e) our ability to obtain and retain sufficient capital for future operations, (f) our anticipated needs for working capital, (g) our anticipated release of new products, (h) expectations regarding financial or other market conditions, (i) anticipated changes in our revenues or earnings and (j) the successful remediation of any breaches under our credit facilities. These statements may be found under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “DESCRIPTION OF BUSINESS,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “RISK FACTORS” and matters described in this Annual Report generally.

Overview

We research, design, develop, manufacture and market a range of lighting devices and systems that use light emitting diodes (“LEDs”) as the light source. As compared to traditional lighting devices and systems, our LED lighting devices and systems, some of which are patented and patent-pending, are engineered to enhance lighting performance, reduce energy consumption, increase product life, lower maintenance costs, expand design flexibility and reduce the use of hazardous materials. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong performance, in terms of light quality, light output and lamp lifetime, and at a competitive price.

We source our LED chips from a number of major suppliers and are continuously seeking to develop key strategic relationships with preferred vendors that provide us with advance access to new developments in chip technology and advantageous pricing. We believe that by being agnostic as to which LED chip we use in our products, we have developed a competitive advantage relative to vertically integrated LED lighting companies and those companies without strong relationships with major chip manufacturers.

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

In 2009, we attracted and retained more than 30 professionals for Finance, Customer Service, Engineering, Research and Development, and Supply Chain management. Many of the noted professionals have significant experience in the lighting industry. The education, experience, and skills of those professionals had an immediate positive effect on our operations. A summary of some of the hiring activity includes:

•

six research and development professionals including one Ph.D. in nuclear engineering who was previously Director, Applied Technology Directorate at the Kennedy Space Center and a second engineer who holds a Doctorate of Philosophy in Engineering and Applied Science and possesses many years of experience in both academic and research environments, as well as four electrical and mechanical engineers, all to support our research and development activities which are important for establishing and maintaining technological leadership;

•	nine experienced electrical/electronic engineers and mechanical engineers to support our expanded product development activities;

•	five finance and accounting professionals including three certified public accountants to support a more robust finance and accounting function; and

•	managers for quality assurance, material control and customer service to strengthen our supply chain infrastructure.

History

We were incorporated in Delaware in 1988 and our business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four LED lighting companies: (i) Lighting Science Group Corporation, an early entrant and leader in the application of LEDs for general illumination with white lighting, (ii) LED Effects, Inc. (“LED Effects”), an established LED company specializing in custom and architectural lighting systems, (iii) Lighting Science Group, B.V. (“LSGBV”), formerly known as Lighting Partner B.V., a Netherlands based manufacturer and marketer of LED shop lighting and other specialty LED lighting devices and (iv) Lamina Lighting, Inc. (“Lamina”), a supplier of LED light engines and LED modules. LED Holdings, LLC, a Delaware limited liability company (“LED Holdings”) was formed on or about June 5, 2007 for the purpose of acquiring LED Effects and on June 14, 2007, LED Holdings acquired 100% of the operations and net assets of LED Effects, a California-based company engaged in the business of designing, developing and manufacturing LED lighting applications.

On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, pursuant to which we: (i) acquired substantially all of the assets of LED Holdings and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the Company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.

We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company.

Recent Events

Pegasus Convertible Note

On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided us with approximately $31.7 million. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed approximately $13.2 million on May 15, 2009 and approximately $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to pay in full approximately $11.5 million worth of promissory notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with BMO. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.

On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into the Pegasus Convertible Note in the principal amount of approximately $32.8 million, which represented the outstanding principal and accrued interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the Pegasus Convertible Note accrued at the rate of 14% per annum. The outstanding principal and interest was scheduled to mature upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of principal and accrued interest on the Pegasus Convertible Note automatically converted into 35,017,667 Units of our securities.

Philips Settlement

On August 27, 2009, we, LED Holdings, LED Effects, Pegasus Capital and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips and PENAC, the “Philips Group”), on the other hand. We had previously been involved in patent infringement litigation with the Philips Group since February 19, 2008 (the “Patent Litigation”).

Pursuant to the Release Agreement, the parties agreed to dismiss all pending litigation among and between them. Specifically, we, LED Holdings, LED Effects and the Pegasus Group, on the one hand, and the Philips Group, on the other hand, agreed to terminate all claims and disputes among them relating to any matter or occurrence, including, but not limited to, all claims and disputes arising out of or related to the Patent Litigation and arising out of or related to any agreements or contracts entered into among the parties prior to the date of the Release Agreement (the “Prior Agreements”). Pursuant to the Release Agreement, the parties agreed that certain of the Prior Agreements will remain in full force and effect and that others will be terminated or will expire in accordance with their terms. The Philips Group released us, LED Holdings, LED Effects and the Pegasus Group from any liability stemming from the Patent Litigation and the Prior Agreements, and we, LED Holdings, LED Effects and the Pegasus Group each released the Philips Group from any liability relating to the Patent Litigation and the Prior Agreements.

In connection with the Release Agreement, on August 27, 2009, we entered into a Commercial Framework Agreement with Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, pursuant to which we and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, we and Philips entered into a Patent License Agreement pursuant to which Philips granted us a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program.

Philips Convertible Note

In connection with the Release Agreement, Philips also made a limited equity investment in us pursuant to the Philips Convertible Note.

In accordance with the Philips Convertible Note, we borrowed $5.0 million from Philips. Interest on any outstanding principal balance under the Philips Convertible Note accrued at the rate of 14% per annum. All principal and interest on the Philips Convertible Note was scheduled to mature on the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notified Philips that Pegasus IV has voluntarily converted the outstanding principal and interest under the Pegasus Convertible Note. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and accrued interest on the Philips Convertible Note automatically converted into 5,330,482 Units of our securities.

Rights Offering

On November 6, 2009, we filed a registration statement on Form S-1 with the SEC relating to a Rights Offering to certain of our existing security holders. Pursuant to the Rights Offering, we offered 25,268,193 Units of our securities at $1.006 per Unit, with each Unit consisting of one share of our Series D Non-Convertible Preferred Stock and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share. On March 3, 2010, we consummated the Rights Offering. On the closing date of the Rights Offering, we received approximately $303,000 from the purchase of 301,268 Units.

Pursuant to the Pegasus Convertible Note, we previously granted Pegasus IV or its assignees the option (the “Standby Purchase Option”) to acquire any or all of the Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, we received $2.0 million from Pegasus IV as an advance payment for Units pursuant to the Standby Purchase Option. Notwithstanding this advance payment, Pegasus IV or its assignees may also elect to purchase additional Units pursuant to the Standby Purchase Option until April 18, 2010. In total, the Standby Purchase Option provides Pegasus IV the right to purchase approximately 24,966,925 Units. In an amendment to a Schedule 13D that was filed by Pegasus IV and its affiliates on March 8, 2010, Pegasus IV disclosed that Pegasus IV or its assignees currently intend to purchase all of the remaining Units pursuant to the Standby Purchase Option. We therefore expect to receive approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering (excluding the amount of principal and interest that automatically converted to Units pursuant to the terms of the Pegasus Convertible Note and the Philips Convertible Note) and the exercise of the Standby Purchase Option.

Bank of Montreal (BMO) Line of Credit

On August 24, 2009, we amended the Loan Authorization Agreement with BMO, dated July 25, 2008 (the “Loan Agreement”) to extend the maturity date of the Loan Agreement until August 24, 2010 in the event that BMO does not make prior written demand. On the same date and in conjunction with the amendment to the Loan Agreement, we entered into a Guaranty Extension Agreement (the “Original Guaranty Extension Agreement”) with Pegasus IV, pursuant to which Pegasus IV agreed to extend its Guaranty of the amounts outstanding under the Loan Agreement through August 24, 2010. As consideration for extending the Guaranty, we agreed to pay Pegasus IV a fee (the “Fee”), payable upon the earliest to occur of (a) the Maturity Date, (b) the date of termination of the amended Loan Agreement (c) the date of termination of the Guaranty and (d) a change of control of the Company (each of (a), (b), (c) and (d), a “Fee Payment Date”). In accordance with the Original Guaranty Extension Agreement, if the Fee Payment Date is the Maturity Date, the date of termination of the Loan Agreement or the date of termination of the Guaranty, we must pay a Fee (the “Average Daily Balance Fee”) equal to 15% (on an annualized basis) of our average daily loan balance with BMO. If the Fee Payment Date is the date of a change of control of the Company, we must pay a Fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% (on an annualized basis) of the total transaction consideration received by the Company upon such change of control.

On March 15, 2010, we entered into a third amendment to the BMO Loan Agreement, which increased the size of our line of credit with BMO from $20 million to $25 million. On the same date and in connection with the third amendment, Pegasus IV executed a Guarantor’s Acknowledgement and Consent (the “Guaranty Consent”) pursuant to which Pegasus IV agreed to increase its Guaranty of our obligations pursuant to the amended Loan Agreement.

In conjunction with the third amendment and as consideration for Pegasus IV’s execution of the Guaranty Consent, we amended and restated the Original Guaranty Extension Agreement with Pegasus IV and entered into the Amended and Restated Guaranty Extension Agreement, dated as of March 15, 2010 (the “Amended Guaranty Extension Agreement”). Pursuant to the Amended Guaranty Extension Agreement, we agreed that the fee payable pursuant to the Original Guaranty Extension Agreement would take into account any borrowings made pursuant to the loan increase. We further agreed that to the extent Pegasus IV or its assignees fully exercised the Standby Purchase Option and purchased all of the Units that were not subscribed for pursuant to the Rights Offering, we would apply all of the proceeds received upon exercise of the Standby Purchase Option to reduce the principal amount outstanding pursuant to the amended Loan Agreement with BMO. In addition, we agreed we would take commercially reasonable efforts to amend the Guaranty and the amended Loan Agreement (such amendment, collectively the “Fourth Amendment”) to: (a) reduce the total amount of the Guaranty required by the amended Loan Agreement from $25 million to $10 million and (b) extend the stated maturity date of the amended Loan Agreement from August 24, 2010 to the first anniversary of the effective date of the Fourth Amendment (the “Fourth Amendment Maturity Date”). Until the Fourth Amendment has been executed by the parties thereto, the Company would not make any borrowings pursuant to the amended Loan Agreement without the prior consent of Pegasus IV.

The Amended Guaranty Extension Agreement amends the definition of “Fee Payment Date” to provide that the Fee will also be payable upon the effective date of the Fourth Amendment. In addition, upon execution of the Fourth Amendment and as consideration for further extending the Guaranty, we agreed that we would pay Pegasus IV a fee (the “Fourth Amendment Fee”), payable upon the earliest to occur of (a) the Fourth Amendment Maturity Date, (b) the date of termination of the amended Loan Agreement (as amended pursuant to the Fourth Amendment), (c) the date of termination of the Guaranty and (d) a change of control of the Company (each of (a), (b), (c) and (d), a “Fourth Amendment Fee Payment Date”). The Fourth Amendment Fee would be equal to the sum of: (i) 10% (on an annualized basis beginning on the first calendar day immediately following the effective date of the Fourth Amendment) of the Company’s average daily loan balance with BMO, plus (ii) 10% (on an annualized basis) of the maximum amount of loans available pursuant to the amended Loan Agreement (as amended pursuant to the Fourth Amendment) from the period beginning on the 121st day after the effective date of the Fourth Amendment and ending on the Fourth Amendment Fee Payment Date (this portion (ii) of the Fourth Amendment Fee is referred to as the “Maximum Loan Fee”). Pegasus IV and the Company agreed that, if the Guaranty were terminated on or before the 120th day after the effective date of the Fourth Amendment, the Maximum Loan Fee would be equal to $0.00.

The Amended Guaranty Extension Agreement further provides that we would issue Units to Pegasus IV in satisfaction of the Fee and the Fourth Amendment Fee (if applicable). Pegasus IV would be entitled to receive that number of Units equal to one Unit for each $1.006 of the Fee or the Fourth Amendment Fee, as applicable. Such Units would be in addition to any Units issued pursuant to the Rights Offering or the Standby Purchase Option.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Accounts Receivable

We record accounts receivable at the invoiced amount when our products are shipped to customers or upon the completion of specific milestone billing requirements. The allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a quarterly basis. Past due balances over 90 days and customer specific information is reviewed for collectability. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, we do not require collateral for our accounts receivable.

Inventories

Inventories, which consist of raw materials and components, work-in-process and finished lighting products, are stated at the lower of cost or market. Cost is primarily determined using a weighted average method. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a periodic basis, based upon business trends, to specifically identify obsolete, slow-moving or non-salable inventory. The change in the provision during the period is recorded as an operating expense in the Consolidated Statement of Operations.

Revenue Recognition

Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. We recognize revenue on our custom design projects using the completed contract method. Revenue is recognized upon substantial completion and acceptance by the customer of each project. Amounts received as deposits against future completion of projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

Product Warranties

We provide a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty.

Income taxes

We employ the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

In June 2006, the FASB issued Accounting Standards Update No. 2009-06 (ASU 2009-06). ASU 2009-06 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASU 2009-06 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted ASU 2009-06 as of June 14, 2007 and, thereafter, recognized the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our policy is to recognize interest and penalties related to income taxes in its income tax provision. We have not accrued or paid interest or penalties which were material to our results of operations for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, we had no material unrecognized tax benefits.

We record a valuation allowance to reduce our deferred tax assets to the amount which, we estimate, is more likely than not to be realized. Our ability to realize our deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. We increased our valuation allowance in 2009 and believe the increase is appropriate based on our pre-tax losses in the past several years and accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. We have experienced pre-tax losses in 2009 and 2008 and have recognized additional valuation allowances on current year tax benefits. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to their estimated undiscounted future cash flows expected to be generated by the assets. If the carrying value of the assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds their fair value.

Goodwill

Goodwill acquired in a purchase business combination is not amortized, but instead we perform a goodwill impairment analysis, using the two-step method at the end of our third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the business, the useful life over which cash flows will occur and the determination of the weighted cost of capital. The internal forecasts, used in the 2009 testing, were based on the outlook for a recovering global economy, roll-out of our new LED product lines for which increasing demand is expected based on relevant third-party industry studies, an improvement in our gross and operating margins resulting from integration of our business acquisitions made during 2008 and successfully negotiating lower prices from our suppliers. Should the global demand for LED lighting solutions be slower to develop, or if we are unable to successfully execute our strategic initiatives with respect to our targeted markets, the actual operating results could be materially different than our forecasts. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second step is performed. The second step of the impairment test performed, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.

The following table presents our goodwill allocated by reporting unit:

	December 31,
	2009	2008
Lighting Science Group	$1,626,482	$1,626,482
LSGBV	4,143,763	5,173,480

	$5,770,245	$6,799,962

The change in goodwill value between 2009 and 2008 was due to the effects of the changes in the foreign exchange rate.

General Financial Overview

The year ended 2009 was, in our view, a transformative year for the Company. During 2009 we accomplished numerous improvements, including:

•	significant progress integrating the acquired businesses;

•	consolidated three separate U.S. operating locations into our corporate headquarters in Satellite Beach, Florida;

•	streamlined our product development by focusing on next generation lamps and infrastructure products such as roadway luminaires;

•	added several key employees, particularly in our product development, engineering, research, finance and supply chain engineering functions;

•	significantly reduced our total operating expenses; and

•	refocused and expanded research and development resources.

In addition, we have entered into various strategic relationships with technology providers, component suppliers, and contract manufacturers. We also further increased our access to distribution channels. We believe that the steps that we have taken in 2009 have positioned the Company to be an industry-leading provider of LED lighting.

Gross Margin

	Years Ended December 31,
	2009	2008
Revenue	$31,376,816	$20,758,593
Cost of goods sold	24,754,819	16,688,600

Gross margin	$6,621,997	$4,069,993

Gross margin percentage	21.1%	19.6%

We have entered into new contract manufacturing and supply agreements that provide us with favorable terms on key components, which are necessary to produce our products. We believe that these agreements will have a positive impact on our cost of goods sold and our gross margins in the future.

Total Operating Expenses, Excluding Certain Non-Cash Expenses

As a result of the acquisition of three companies over a two-year period and the combination of four separate entities, our financial results have been adversely impacted. In order to reduce our general operating expenses, management undertook a restructuring initiative to consolidate operations in our Florida and California locations. As a result, in August 2009 we closed our New Jersey facility and our office in Dallas, significantly reducing the number of employees as well as our overhead costs. We also substantially reduced the number of employees at our Netherlands location in order to reduce duplication in engineering efforts and focus the organization on sales and distribution across Europe. Although this consolidation effort had a short-term negative impact on financial results, we expect to achieve positive long-term benefits from this consolidation of operations.

	Years Ended December 31,
	2009	2008
Revenue	$31,376,816	$20,758,593

Total operating expenses	49,157,476	100,322,718
Less:
Stock based compensation	(3,936,382)	(8,038,817)
Impairment of goodwill and other intangible assets	—	(53,110,133)
Depreciation and amortization	(5,327,033)	(4,354,028)

Net operating expenses	39,894,061	34,819,740

Percentage of revenue	127.1%	167.7%

During the year ended December 31, 2009, we took significant steps to reduce our total operating expenses, excluding certain non-cash expenses in relation to our revenues. Net operating expenses as a percentage of revenues decreased to 127.1% for the year ended December 31, 2009 compared to 167.7% for the year ended December 31, 2008.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

	Years Ended December 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of goods sold	78.9%	80.4%

Gross margin	21.1%	19.6%

Operating expenses:
Sales and marketing	23.1%	28.2%
Operations	48.3%	66.4%
General and administrative	68.2%	111.9%
Impairment of goodwill and other intangible assets	0.0%	255.8%
Depreciation and amortization	17.0%	21.0%

Total operating expenses	156.6%	483.3%

Loss from operations	(135.5)%	(463.7)%

Other income (expense)
Interest income	0.0%	0.9%
Interest expense	(19.3)%	(6.9)%
Other, net	0.1%	1.5%

Total other income (expense)	(19.2)%	(4.5)%

Loss before income tax benefit	(154.7)%	(468.2)%

Income tax benefit	(1.3)%	(10.6)%

Net loss	(153.4)%	(457.6)%

Dividend requirements
6% return on Series B Preferred Stock	3.9%	—
8% return on Series C Preferred Stock	0.8%	—

Net loss attributable to common stock	(158.1)%	(457.6)%

Net loss	(153.4)%	(457.6)%

Foreign currency translation loss	(2.7)%	(9.1)%

Comprehensive loss	(156.1)%	(466.7)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended December 31,		Variance		Percentage of Revenue
	2009	2008	$	%	2009	2008
Revenue	$31,376,816	$20,758,593	10,618,223	51.2%	100.0%	100.0%
Cost of goods sold	24,754,819	16,688,600	8,066,219	48.3%	78.9%	80.4%
Sales and marketing	7,248,311	5,847,833	1,400,478	23.9%	23.1%	28.2%
Operations	15,170,029	13,786,163	1,383,866	10.0%	48.3%	66.4%
General and administrative	21,412,103	23,224,561	(1,812,458)	-7.8%	68.2%	111.9%
Impairment of goodwill and other intangible assets	—	53,110,133	(53,110,133)	-100.0%	0.0%	255.8%
Depreciation and amortization	5,327,033	4,354,028	973,005	22.3%	17.0%	21.0%
Interest income	1,104	188,460	(187,356)	-99.4%	0.0%	0.9%
Interest expense	6,058,693	1,425,446	4,633,247	325.0%	19.3%	6.9%
Other income, net	43,139	318,748	(275,609)	-86.5%	0.1%	1.5%
Income tax benefit	(413,002)	(2,207,507)	1,794,505	-81.3%	-1.3%	-10.6%

Revenues

Revenues for the year ended December 31, 2009 increased $10.6 million, or 51.2%, to $31.4 million, as compared to $20.8 million for the year ended December 31, 2008. Revenues consisted mainly of sales to OEMs in the general illumination, gaming and retail display sectors and the delivery of four major custom projects in Asia, Europe and North America. Revenues increased in 2009 primarily due to our acquisition of LSGBV (the operations of which are included for eight months in fiscal 2008 compared to twelve months in fiscal 2009) and the purchase of the net assets of Lamina (the operations of which are included for five months in fiscal 2008 compared to twelve months in fiscal 2009). Foreign exchange rates did not have a material effect on the increase in revenues for the current period.

Cost of Goods Sold

Cost of goods sold increased $8.1 million, or 48.3%, to $24.8 million for the year ended December 31, 2009 from $16.7 million for the year ended December 31, 2008. The increase was primarily due to an increase in revenues from large custom projects and the acquisitions of LSGBV and Lamina.

The gross margin on revenues modestly increased in 2009 to 21.1% compared to 19.6% for 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 23.9%, to $7.2 million for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008. As a percentage of revenues, sales and marketing expenses decreased to 23.1% for 2009 compared to 28.2% for 2008. The increase in sales and marketing expense was primarily due to: (i) the acquisitions of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008, (ii) increases in samples and other marketing costs related to new products launched in the second half of 2008 compared to a full year of expenses for 2009 and (iii) an increase in commissions expense due mainly to the increase in revenues.

Operations Expenses

Operations expenses increased by $1.4 million, or 10.0%, to $15.2 million for the year ended December 31, 2009 compared to $13.8 million for the year ended December 31, 2008. As a percentage of revenues, operations expenses decreased to 48.3% for 2009 compared to 66.4% for 2008. The increase in operations expenses was primarily a result of: (i) increases in the number of employees in supply chain management, including employees assumed pursuant to our acquisitions of LSGBV and Lamina, (ii) the acquisitions of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008, (iii) increases in third party contract costs and external testing and certification costs related to our research and development activities and (iv) accruals of severance expenses related to facility closures and our consolidation efforts.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million, or 7.8%, to $21.4 million for the year ended December 31, 2009 compared $23.2 million for the year ended December 31, 2008. As a percentage of revenues, general and administrative expenses decreased to 68.2% for 2009 compared to 111.9% for 2008. This decrease was mainly due to reduced legal expenses and the results of the consolidation activities undertaken by management during the second half of 2009. This decrease was partially offset by increases resulting from the acquisitions of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2009, we completed our annual assessment of the carrying value of goodwill and determined that no impairment had occurred and therefore no impairment expense was recorded for the year ended December 31, 2009.

During the fourth quarter of 2008, we completed our assessment of the carrying value of the goodwill and intangible assets that we previously recorded and determined that it was necessary to record an impairment charge of $53.1 million in 2008. A number of factors that occurred in 2008 gave rise to the impairment of the carrying value of the goodwill and intangible assets, including: (i) delays in the development and launch of several new products, (ii) delays in obtaining certifications for products, (iii) product failures, (iv) customer delays on custom projects, (v) the lack of the availability of financing for customers to complete significant projects and installations, (vi) the general slowdown in construction spending, and (vii) the reduction in the market price of our common stock and the multiple attributed to our common stock. As a result of these factors, we reviewed and amended our cash flow projections for our business and products. Generally, we reduced the sales forecasts that we had otherwise relied on for our internal planning and forecasting. This reduction in the future cash flows of the business along with a reduction in the total enterprise value of the Company, based on the traded market price for our common stock, resulted in the significant impairment charge in 2008. The following table summarizes the total impairment charge recorded in the fourth quarter of 2008:

Goodwill arising on the acquisition of Lighting Science Group	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group	2,419,984
Goodwill arising on the acquisition of LSGBV	6,159,000
Trademarks acquired on the acquisition of LSGBV	796,741
Technology and patents acquired on the acquisition of LSGBV	322,856
Customer relationships acquired on the acquisition of LSGBV	806,000

Total impairment charge	$53,110,133

Depreciation and Amortization Expenses

Depreciation and amortization expense increased $973,000, or 22.3%, to $5.3 million for the year ended December 31, 2009 compared to $4.4 million for the year ended December 31, 2008. The increase was primarily due to: (i) an increase of $600,000 in the amortization expense for certain software assets during 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of such software, (ii) an increase of $711,000 in the amortization expense for certain intangible assets during 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of such assets and (iii) an increase in the amortization expense related to technology, tooling and molds and other production assets purchased in the second half of 2008. As a percentage of revenues, depreciation and amortization expenses decreased to 17.0% for 2009 compared to 21.0% for 2008.

Interest Income

Interest income decreased $187,000 to $1,000 for the year ended December 31, 2009 compared to $188,000 for the prior year period due to the decrease in cash balances during 2008. At December 31, 2008 and for all of 2009 there were limited funds available for interest bearing investments.

Interest Expense

Interest expense increased $4.6 million, or 325.0%, to $6.1 million for the year ended December 31, 2009 compared to $1.4 million for the year ended December 31, 2008. As a percentage of revenues, interest expense increased to 19.3% for 2009 compared to 6.9% for 2008. The significant increase in interest expense recorded in 2009 compared with the corresponding period in 2008 was primarily due to: (i) interest expense on our BMO line of credit that we began to incur in August 2008, (ii) interest expense on LSGBV’s ABN AMRO ten-year term facility and line of credit, (iii) the amortization of the BMO guarantee fees payable to Pegasus IV, (iv) interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009, (v) interest expense on the Original Pegasus Convertible Note issued to Pegasus IV in May 2009 and the Pegasus Convertible Note issued to Pegasus IV in August 2009 and (vi) interest expense on the Philips Convertible Note issued to Philips in August 2009. Interest expense for the year ended December 31, 2008 consisted of interest incurred on the line of credit and term debt facility that were owed by LSGBV, interest expense on our BMO line of credit, which we started incurring in August 2008, and interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008.

Other Income, Net

Other income, net decreased by $276,000, or 86.5%, to $43,000 for the year ended December 31, 2009 compared to $319,000 for the year ended December 31, 2008. During 2008, other income related mainly to the change in the fair value of the derivative instruments that had been recorded as derivative liabilities and the accretion of the 6% Preferred Stock redemption value. During 2009, we recorded a loss on the change in fair value of the same derivative liabilities.

Income Tax Benefit

The income tax benefit decreased by $1.8 million or 81.2% to $413,000 compared to $2.2 million for the year ended December 31, 2008. The benefit recognized during the year ended December 31, 2009 was mainly due to the valuation allowance of $40.5 million recorded against the net deferred tax assets. Due to our history of net losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets as of December 31, 2009.

Liquidity and Capital Resources

Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, other short-term loans and cash flows from operating activities. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of March 26, 2010, we had a backlog of open orders of $8.5 million and had recorded $1.3 million of unearned revenue which mainly represented deposits received for milestone payments achieved on custom projects. The orders included in our backlog are expected to ship throughout 2010 and the unearned revenue is expected to be recognized during 2010.

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

Negative developments in the latter half of 2008 and during 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general through 2009. The global economic crisis and turmoil in the global financial markets has adversely impacted our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing. As a result, we have had difficulty identifying conventional lending sources. While we believe that our current cash balances, amounts available under our line of credit and other credit facilities, the cash received from the sale of our products and the anticipated proceeds from the Rights Offering will be sufficient to meet our expected cash needs through at least December 31, 2010, we may need to seek other potential sources of outside capital including entering strategic business relationships, bank borrowings, and public or private sales of shares of our capital stock or debt or similar arrangements.

	Years Ended December 31,
	2009	2008
Cash flow activities:
Net cash used in operating activities	$(31,159,329)	$(28,792,901)
Net cash used in investing activities	(1,111,656)	(12,624,686)
Net cash provided by financing activities	31,978,374	30,726,264

Operating Activities

Cash used in operating activities was $31.2 million for the year ended December 31, 2009 as compared to $28.8 million for year ended December 31, 2008. The primary change in the use of cash in operations was due to the effect of a decrease in net loss offset by the reduction in stock based compensation and impairment of goodwill and other intangible assets for 2009 compared to 2008. Additionally, the cash used in operating activities during the year ended December 31, 2009 was offset by decreases in accounts receivables, inventories and other current and long term assets and unearned revenue of $1.6 million, $4.1 million and $989,000, respectively, as well as increases in accounts payable and accrued expenses and other liabilities of $1.1 million and $2.1 million, respectively.

Investing Activities

Cash used in investing activities was $1.1 million for the year ended December 31, 2009 as compared to $12.6 million for the year ended December 31, 2008. The total cash used in investing activities for the year ended December 31, 2009 was for the purchase of additional property and equipment. In the corresponding period of 2008, the cash used in investing activities consisted of $6.2 million for the purchase of LSGBV, $4.8 million for the purchase of the net assets of Lamina and $1.7 million for the purchase of additional property and equipment.

Financing Activities

Cash provided by financing activities was $32.0 million for the year ended December 31, 2009 as compared to $30.7 million for the year ended December 31, 2008. The cash provided by financing activities for 2009 consisted primarily of $30.9 million in proceeds from the issuance of additional promissory notes and the Original Pegasus Convertible Note to Pegasus IV, $5.0 million in proceeds from the issuance of the Philips Convertible Note and $29.5 million of additional draws on our lines of credit or other short term borrowings. This was offset by $32.0 million in payments to reduce our outstanding balance on our lines of credit and payments of $1.5 million on outstanding short and long term debt and promissory notes payable. Cash provided by financing activities for 2008 consisted of $21.1 million in proceeds from additional draws on our lines of credit or other short term borrowings, $10.0 million in proceeds from a private placement and $694,000 in proceeds from the exercise of common stock warrants. These proceeds were offset by $1.0 million in payments on outstanding short and long term debt.

Convertible Notes and Credit Facilities

During 2008 and 2009, we had borrowings pursuant to certain unsecured promissory notes. Specifically, on December 19, 2008, we borrowed $2.0 million from Pegasus IV and $50,000 from certain officers of the

Company, including Govi Rao, our Chairman and Chief Executive Officer at that time. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to June 30, 2009. We subsequently borrowed an additional $9.5 million, in the aggregate, from Pegasus IV pursuant to three separate promissory notes issued on February 13, 2009, April 17, 2009 and May 11, 2009. All of the notes, except the note issued on May 11, 2009 bore interest at a rate of 8% per annum. The note issued on May 11, 2009 bore interest at 14% per annum.

On May 15, 2009, we entered into the Original Pegasus Convertible Note with Pegasus IV, which provided us with $31.7 million. Specifically, pursuant to the Original Pegasus Convertible Note, we borrowed $13.2 million on May 15, 2009 and $18.5 million on May 26, 2009. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to pay in full $11.5 million worth of promissory notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with BMO. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which the maturity date of the Original Pegasus Convertible Note was extended.

On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into the Pegasus Convertible Note with Pegasus IV in the principal amount of $32.8 million, which represented the outstanding principal and accrued interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the Pegasus Convertible Note accrued at the rate of 14% per annum. The outstanding principal and interest was scheduled to mature upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. As with the Original Pegasus Convertible Note, so long as any amounts remained outstanding under the Pegasus Convertible Note, we were required to obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to our line of credit with BMO. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Units of our securities.

Philips Convertible Note

On August 27, 2009, in conjunction with the Release Agreement between, among other parties, us and Philips, we entered into the Philips Convertible Note with Philips pursuant to which we borrowed $5.0 million from Philips. Interest on any outstanding principal balance under the Philips Convertible Note accrued at the rate of 14% per annum. All principal and interest on the Philips Convertible Note was due on the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the rights offering or (c) the first business day immediately following the date on which we notified Philips that Pegasus IV had voluntarily converted the outstanding principal and interest under the Pegasus Convertible Note. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Units of our securities.

Other Credit Facilities

As previously discussed, in July 2008, we acquired the net assets of Lamina for $4.5 million. In connection with this acquisition, we entered into an agreement with BMO to obtain a demand line of credit in the amount of $20.0 million. On March 15, 2010, our demand line of credit with BMO was increased to $25.0 million. The demand line of credit is available to us for working capital and other corporate purposes. As of March 19, 2010, the amount of indebtedness owed by the Company on the BMO line of credit was $20.4 million and the amount available for additional borrowing was $4.6 million. The BMO line of credit matures on written demand by BMO, but in no event later than August 24, 2010. In the event that Pegasus IV or its assignees fully exercise the Standby Purchase Option and purchase all of the Units that were not subscribed for pursuant to the Rights Offering, we have agreed to take commercially reasonable efforts to amend the Guaranty and the amended Loan Agreement to: (i) reduce the total amount of the Guaranty required by the amended Loan Agreement from

$25 million to $10 million and (ii) extend the maturity date of the amended Loan Agreement from August 24, 2010 to the Fourth Amendment Maturity Date.

LSGBV has also negotiated short- and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. At March 19, 2010, the total amount outstanding under the ABN AMRO facilities was $1.1 million and the total amount outstanding under the IFN Finance facility was $966,000. Our short- and long-term debt facilities with ABN AMRO originally where scheduled to mature on January 1, 2010 and January 1, 2014, respectively. However, because we were in default on our solvency ratio covenant as of November 30, 2009, we renegotiated the terms of our debt with ABN AMRO. Pursuant to the new terms of our agreement, the maturity date is December 15, 2010 for both facilities. Further, we have agreed to reduce the principal amount outstanding on these facilities on a monthly basis until maturity. The working capital facility with IFN Finance matures on November 14, 2010.

We pay dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. Based on the number of shares of 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $40,000 annually to satisfy our dividend obligation.

Rights Offering

On March 3, 2010, we consummated the Rights Offering. On the closing date of the Rights Offering, we received approximately $303,000 from the sale of 301,268 Units. Pursuant to the Standby Purchase Option, Pegasus IV or its assignees have the option to acquire approximately 24,966,925 Units, which were not subscribed for pursuant to the Rights Offering. On February 23, 2010, we received $2.0 million from Pegasus IV as an advance payment for Units pursuant to the Standby Purchase Option. Notwithstanding this advance payment, Pegasus IV or its assignees may also elect to purchase additional Units pursuant to the Standby Purchase Option until April 18, 2010. In an amendment to a Schedule 13D that was filed by Pegasus IV and its affiliates on March 8, 2010, Pegasus IV disclosed that Pegasus IV or its assignees currently intend to purchase all of the remaining Units pursuant to the Standby Purchase Option. In the event that Pegasus IV elects to exercise the Standby Purchase Option in full, we would receive approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering (excluding the amount of principal and interest that automatically converted to Units pursuant to the terms of the Pegasus Convertible Note and the Philips Convertible Note) and the exercise of the Standby Purchase Option.

Item 8.	Financial Statements.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We carried out an evaluation subsequent to the period covered by this Annual Report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures as of December 31, 2009 were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a set of processes designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Thus, any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”), as of December 31, 2009.

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, we identified the following control deficiencies that represent material weaknesses at December 31, 2009:

(1) Financial Reporting and Consolidation—Controls surrounding the overall financial reporting and consolidation process were inadequate to close the books, consolidate information, and assemble all pertinent information and identify adjustments in a timely manner due to the following:

•

The book-closing process was not streamlined due to limited IT application functionality and disparate general ledger applications and charts of accounts between the United States and European entities.

•	Key accounting policies for preparing and reviewing the financial statements have not been formally documented.

•	There was extensive turnover within our finance department in fiscal 2009.

(2) Segregation of Duties and IT Application Access—We identified various segregation of duties issues across all areas of accounting and reporting due to the limited size of the accounting staff. In addition, it was not possible to properly restrict access to certain accounting records because of limited functionality of current IT applications.

(3) Inventory Accounting—In general, there was an overall lack of internal controls over inventory accounting. During our assessment of the internal control process, we identified the following internal control gaps:

•	inventory reserves were not supported by documented methodologies and assumptions;

•	lack of controls with respect to approvals and documentation support for inventory-related purchases;

•	limited access controls and documentation with respect to updating and maintaining inventory cost/master files and bills of materials;

•	lack of formal policies with respect to costing methodology, reserve requirements, or required approvals; and

•	overall segregation of duties issues with respect to the purchasing of inventory, physical custody of assets, and inventory counts.

(4) Classification of Project Costs—Our current process does not allow for the complete capture of certain costs to work-in-process inventory for custom solution lighting projects. Specifically, we do not have a methodology to reconcile the completeness of labor costs to the correct projects, support labor burden assumptions, reconcile the completeness of materials purchased to projects, or allocate manufacturing overhead for large, open projects. As a result, potential costs that should have been captured as work-in-process inventory and pushed through cost of goods sold could have instead been captured as selling, general and administrative expenses.

(5) Entity Level Controls—Although various entity level controls were noted to be in place within each component of the COSO Framework, the following important entity level controls were not in place as of December 31, 2009:

•	a whistleblower hotline did not exist to report suspicion of unethical or illegal conduct;

•	an approval/authority matrix to align roles and key processes supporting financial reporting objectives; and

•	our IT systems did not support segregation of duties.

(6) Formal Policies and Procedures—In general, there was an overall lack of formal policies and standardized procedures across numerous accounting cycles. Numerous internal control gaps and control failures were identified during management’s assessment across all key accounting processes, increasing the likelihood that in the aggregate, a material error could occur and go undetected.

As a result of the material weakness described above, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report and is incorporated by reference herein. Other information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2009 and 2008, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008, and Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

LIGHTING SCIENCE GROUP CORPORATION

April 13, 2010	By:	/s/ ZACHARY S. GIBLER
Zachary S. Gibler
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ JONATHAN T. COHEN
Jonathan T. Cohen
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/s/ ZACHARY S. GIBLER Zachary S. Gibler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 13, 2010

/s/ KHALED HARAM Khaled Haram	President and Chief Operating Officer	April 13, 2010

/s/ JONATHAN T. COHEN Jonathan T. Cohen	Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 13, 2010

/s/ RICHARD WEINBERG (by John D. Mitchell, Jr., Attorney-in-Fact*) Richard Weinberg	Director	April 13, 2010

/s/ ROBERT E. BACHMAN (by John D. Mitchell, Jr., Attorney-in-Fact*) Robert E. Bachman	Director	April 13, 2010

/s/ DAVID BELL (by John D. Mitchell, Jr., Attorney-in-Fact*) David Bell	Director	April 13, 2010

/s/ DONALD R. HARKLEROAD (by John D. Mitchell, Jr., Attorney-in-Fact*) Donald R. Harkleroad	Director	April 13, 2010

*	pursuant to Power of Attorney filed herewith

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Purchase Agreement, dated April 22, 2008, by and among Lighting Science Coöperatief U.A., Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V., Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and Lighting Partner B.V. (certain schedules and exhibits have been omitted and the Company agrees to furnish to the Commission supplementally a copy of any omitted schedules and exhibits upon request) (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated July 29, 2008, by and among LLI Acquisition, Inc., Lighting Science Group Corporation, Lamina Lighting, Inc., and the stockholders listed on the signature pages thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant granted pursuant to the Securities Purchase Agreement dated as of May 12, 2005 (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on May 16, 2005, File No. 0-20354, and incorporated herein by reference).

4.2	Form of Warrant issued to certain directors, officers and security holders as consideration for providing guarantees pursuant to the Line of Credit (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2006, File No. 0-20354, and incorporated herein by reference).

4.3	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.4	Form of Warrant B, dated March 9, 2007 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.5	Form of Warrant issued upon exercise of Warrant B (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.6	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.7	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.8	Warrant to Purchase Common Stock, dated July 25, 2008, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.9	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Morrison & Foerster LLP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant to Purchase Common Stock, dated December 31, 2008, by and between Lighting Science Group Corporation and Haynes and Boone, LLP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.12	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.13	Certificate of Designation of Series D Non-Convertible Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2009, File No. 0-20354, and incorporated herein by reference).

4.14	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference)

4.15	Specimen Series D Non-Convertible Preferred Stock Certificate (previously filed as Exhibit 4.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.16	Form of Warrant issued pursuant to that certain Rights Offering (previously filed as Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.17*	Specimen Unit Certificate issued pursuant to that certain Rights Offering, the Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender, and the Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Koninklijke Philips Electronics N.V., as lender.

10.1+	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.2#	Technology Development and Supply Agreement, dated April 30, 2008, by and between Lighting Science Group Corporation and Jamestown One Times Square, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2008, File No. 0-20354, and incorporated herein by reference).

10.3	Letter of Authorization, dated June 20, 2008, by and between Lighting Science Group Corporation and Melco Crown (COD) Developments Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2008, File No. 0-20354, and incorporated herein by reference).

10.4	Loan Authorization Agreement, dated July 25, 2008, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2008, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.5	First Amendment to Loan Authorization Agreement, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.6	Allonge to Demand Note, dated July 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2009, File No. 0-20354, and incorporated herein by reference).

10.7	Second Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	Second Allonge to Demand Note, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9+	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.10+	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.11+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.12+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.13+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.14+

Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit

10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.15+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.16	Letter Agreement, dated February 13, 2009, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 20, 2009, File No. 0-20354, and incorporated herein by reference).

10.17+	Employment Letter, dated as of February 28, 2009, from Lighting Science Group Corporation to Kathryn Reynolds Wallbrink (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2009, File No. 0-20354, and incorporated herein by reference).

10.18+	Employment Letter, dated July 10, 2009 between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.19+	Employment Letter, dated August 17, 2009 between Lighting Science Group Corporation and Zachary S. Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.20	Guaranty Extension Agreement, dated as of August 24, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.21	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.22	Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Koninklijke Philips Electronics N.V., as lender (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.23	Convertible Note, dated August 27, 2009, between Lighting Science Group Corporation, as borrower, and Pegasus Partners IV, L.P., as lender (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.24+

Employment Letter dated October 27, 2009 between Lighting Science Group Corporation and Jon Cohen (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on

January 12, 2010, File No. 0-20354, and incorporated herein by reference).

10.25	Third Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of March 15, 2010, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

10.26	Replacement Demand Note, dated as of March 15, 2010, issued by Lighting Science Group Corporation to Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

10.27	Amended and Restated Guaranty Extension Agreement, dated as of March 15, 2010, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
#	Confidential treatment has been granted with respect to certain provisions of this agreement
+	Management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine the effectiveness of Lighting Science Group Corporation’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

April 13, 2010

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$267,048	$254,538
Accounts receivable, net of allowances for doubtful accounts	5,020,226	6,633,888
Inventories, net of allowances	8,064,624	12,202,774
Deferred income tax	682,227	671,782
Prepaid expenses and other current assets	1,472,018	1,517,690

Total current assets	15,506,143	21,280,672

PROPERTY AND EQUIPMENT, net	3,291,296	3,630,888

OTHER ASSETS
Intangible assets, net	13,482,736	17,452,632
Goodwill	5,770,245	6,799,962
Other long-term assets	418,394	389,113

Total other assets	19,671,375	24,641,707

TOTAL ASSETS	$38,468,814	$49,553,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Short-term debt (includes $32,846,619 of related party loans in 2009 and $2,000,000 in 2008)	$56,400,173	$24,426,991
Current portion of long-term debt	110,322	142,262
Accounts payable	7,496,633	6,419,248
Accrued expenses	6,190,129	4,163,156
Unearned revenue	12,631	1,001,704

Total current liabilities	70,209,888	36,153,361

OTHER LIABILITIES
Long-term debt, less current portion	117,447	96,443
Deferred income taxes	1,805,334	2,049,074

Total other liabilities	1,922,781	2,145,517

TOTAL LIABILITIES	72,132,669	38,298,878

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding in 2009 and 2008, liquidation value of $630,086 in 2009 and 2008	585,549	459,532

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding in 2009 and 2008. Liquidation value $17,127,642 (2008—$16,132,619)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding in 2009 and 2008. Liquidation value $3,476,066 (2008—$3,209,666)	252	252
Common stock, $.001 par value, 400,000,000 shares authorized, 29,873,846 (2008—28,985,897) shares issued and outstanding	29,874	28,986
Additional paid-in-capital	116,447,080	112,505,607
Accumulated deficit	(148,002,652)	(99,865,725)
Accumulated other comprehensive loss	(2,725,958)	(1,876,263)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(34,249,404)	10,794,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,468,814	$49,553,267

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ending December 31,
	2009	2008
Revenue	$31,376,816	$20,758,593
Cost of goods sold	24,754,819	16,688,600

Gross margin	6,621,997	4,069,993

Operating expenses:
Sales and marketing	7,248,311	5,847,833
Operations	15,170,029	13,786,163
General and administrative	21,412,103	23,224,561
Impairment of goodwill and other intangible assets	—	53,110,133
Depreciation and amortization	5,327,033	4,354,028

Total operating expenses	49,157,476	100,322,718

Loss from operations	(42,535,479)	(96,252,725)

Other income (expense):
Interest income	1,104	188,460
Interest expense	(6,058,693)	(1,425,446)
Other, net	43,139	318,748

Total other income (expense)	(6,014,450)	(918,238)

Loss before income tax benefit	(48,549,929)	(97,170,963)

Income tax benefit	(413,002)	(2,207,507)

Net loss	(48,136,927)	(94,963,456)

Dividend requirements
6% return on Series B Preferred Stock	1,217,642	—
8% return on Series C Preferred Stock	266,400	—

Net loss attributable to common stock	$(49,620,969)	$(94,963,456)

Basic and diluted net loss per weighted average common share	$(1.69)	$(3.55)

Basic and diluted weighted average number of common shares outstanding	29,352,585	26,781,431

Net loss	$(48,136,927)	$(94,963,456)

Foreign currency translation loss	(849,695)	(1,886,544)

Comprehensive loss	$(48,986,622)	$(96,850,000)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2007	2,000,000	$2,000	—	$—	21,958,482	$21,959	$71,056,282	$(4,902,269)	$10,281	$66,188,253
Sale of common stock to related party	—	—		—	2,083,333	2,083	9,997,917	—	—	10,000,000
Common stock issued in connection with Lighting Partners acquisition	—	—	—	—	4,632,000	4,632	22,228,968	—	—	22,233,600
Preferred stock issued for payment of operating expenses	—	—	251,739	252	—	—	3,209,414	—	—	3,209,666
Stock based compensation expense	—	—	—	—	62,500	63	2,712,624	—	—	2,712,687
Fair value of warrants issued in connection with debt guaranty	—	—	—	—	—	—	1,476,464	—	—	1,476,464
Common stock issued upon exercise of warrants	—	—	—	—	101,391	101	693,425	—	—	693,526
Director and other compensation paid in common stock	—	—	—	—	138,191	138	639,862	—	—	640,000
Fair value of derivatives exercised or converted	—	—	—	—	10,000	10	492,447	—	—	492,457
Repurchase of common stock pursuant to reverse stock split	—	—	—	—			(1,796)	—	—	(1,796)
Net loss	—	—	—	—	—	—	—	(94,963,456)		(94,963,456)
Foreign currency translation adjustment	—	—	—	—	—	—	—		(1,886,544)	(1,886,544)

Balance December 31, 2008	2,000,000	2,000	251,739	252	28,985,897	28,986	112,505,607	(99,865,725)	(1,876,263)	10,794,857
Director compensation paid in common stock	—	—	—	—	817,341	817	559,183	—	—	560,000
Stock based compensation expense	—	—	—	—	62,500	63	3,376,319	—	—	3,376,382
Stock issued per Employee Stock Purchase Plan	—	—	—	—	8,108	8	5,971	—	—	5,979
Net loss	—	—	—	—	—	—	—	(48,136,927)	—	(48,136,927)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(849,695)	(849,695)

Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$(148,002,652)	$(2,725,958)	$(34,249,404)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(48,136,927)	$(94,963,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by issuance of common stock and warrants	560,000	5,326,130
Impairment of goodwill and other intangible assets	—	53,110,133
Non cash stock option compensation expense	3,376,382	2,712,687
Accretion of 6% convertible preferred stock redemption value	126,017	94,607
Fair value adjustment to liabilities under derivative contracts	2,731	(415,628)
Loss on disposal of assets	143,846	—
Deferred income tax	(413,002)	(2,207,507)
Depreciation and amortization	5,327,033	4,354,028
Changes in operating assets and liabilities:
Accounts receivable	1,613,662	258,754
Inventories	4,074,095	320,766
Prepaid expenses and other current and long-term assets	16,391	865,179
Accounts payable	1,077,385	1,123,060
Accrued expenses and other liabilities	2,062,131	(373,358)
Unearned revenue	(989,073)	1,001,704

Net cash used in operating activities	(31,159,329)	(28,792,901)

INVESTING ACTIVITIES
Acquisition of Lighting Science Group BV	—	(6,190,000)
Acquisition of Lamina Lighting, Inc.	—	(4,763,383)
Purchase of property and equipment	(1,111,656)	(1,671,303)

Net cash used in investing activities	(1,111,656)	(12,624,686)

FINANCING ACTIVITIES
Repurchase of common stock pursuant to reverse stock split	—	(1,796)
Proceeds from draws on line of credit and other short-term borrowings	29,550,000	21,073,243
Payment of amounts due under line of credit	(31,950,000)	—
Proceeds from issuance of promissory notes	35,896,619	—
Payment of amounts due under promissory notes	(50,000)	—
Payment of short and long-term debt	(1,436,335)	(1,038,709)
Payment of 6% convertible preferred stock dividends	(37,889)	—
Proceeds from issuance of common stock under 2008 Employee Stock Purchase Plan	5,979	—
Proceeds from exercise of common stock warrants	—	693,526
Proceeds from private placement	—	10,000,000

Net cash provided by financing activities	31,978,374	30,726,264

Effect of exchange rate fluctuations on cash	305,121	(453,568)

Net increase (decrease) in cash	12,510	(11,144,891)
Cash balance at beginning of year	254,538	11,399,429

Cash balance at end of year	$267,048	$254,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the year	$1,222,439	$468,088

Taxes paid during the year	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of common stock issued in connection with Lighting Science Group BV transaction	$—	$22,233,600

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business and Basis of Presentation

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and the business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four light emitting diode (“LED”) lighting companies. The Company researches, designs, develops, manufactures and markets a range of lighting devices and systems that use LEDs as the light source. LEDs are semiconductor devices that emit light when electric currents are passed through them and present many advantages over traditional light sources.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as listed in the following table:

Company Name	Percentage Ownership
Lighting Science Group Limited (U.K.)	100%
LSGC Pty. Ltd (Australia)	100%
LSGC LLC (Delaware)	100%
Lighting Science Coöperatief U.A. (The Netherlands) *	100%
Lighting Science Group B.V. (The Netherlands) (“LSGBV”) *	100%
LLI Acquisition, Inc. (Delaware) **	100%
LED Systems K.K. (Japan) ***	60%

*	consolidated effective May 1, 2008
**	consolidated effective August 1, 2008
***	consolidated effective October 1, 2008

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2: Summary of Significant Accounting Policies

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

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency. For LSGBV, the functional currency is the Euro. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and are excluded from net income (loss).

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of both December 31, 2009 and 2008, the Company had no cash equivalents.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and customer specific information is reviewed for collectability. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable. As of December 31, 2009 and 2008, accounts receivable of the Company are reflected net of reserves of $655,000 and $1.2 million, respectively.

Inventories

Inventories, which consist of raw materials and components, work-in-process and finished lighting products, are stated at the lower of cost or market. Cost is primarily determined using a weighted average method. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis, based upon business trends, to specifically identify obsolete, slow-moving or non-salable inventory. The provision for obsolete and slow moving inventory during the period is recorded as an operating expense in the Consolidated Statement of Operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated useful life of the assets.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to their estimated undiscounted future cash flows expected to be generated by the assets. If the carrying value of the assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds their fair value.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective useful lives, which ranged from 3.0 to 20.0 years.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill acquired in a purchase business combination is not amortized, but instead the Company performs a goodwill impairment analysis, using the two-step method at the end of the Company’s third quarter, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the business, the useful life over which cash flows will occur and the determination of the weighted cost of capital. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second step is performed. The second step of the impairment test, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.

The Company completed its annual goodwill impairment test as of September 30, 2009 and 2008 and completed an additional test as of December 31, 2008 due to changes in circumstances in the fourth quarter of 2008. An impairment charge of $0 and $48.8 million was recorded for the years ended December 31, 2009 and 2008, respectively.

Derivatives

All derivatives are recorded at fair value on the consolidated balance sheet and changes in the fair value of such derivatives are recorded in operations each period and are reported in other income (expense).

Revenue Recognition

Product sales are recorded when the products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. The Company recognizes revenue on its custom design projects using the completed contract method. Revenue is recognized upon substantial completion and acceptance by the customer of each project. Amounts received as deposits against future completion of projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling, general and administrative expenses and totaled $149,000, and $264,000 for the years ended December 31, 2009 and 2008, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold. The Company has expensed research and development costs of $1.3 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company provides a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table summarizes warranty provision activity during the year ended December 31, 2009:

Warranty provision at December 31, 2008	$302,173
Additions to provision	628,000
Less warranty costs	(486,186)

Warranty provision at December 31, 2009	$443,987

Share Based Compensation

The Company has one share based compensation plan. The fair value of share based compensation awards, including stock options, restricted stock and the employee stock purchase plan, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock issuances are valued on the date of grant.

Income taxes

The Company employs the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company had no material unrecognized tax benefits.

Valuation Allowance—Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company increased its valuation allowance in 2009 and believes the increase is appropriate based on its pre-tax losses in the past several years and accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. The Company has experienced pre-tax losses in 2009 and 2008 and has

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized additional valuation allowances on current year tax benefits. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

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

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the statement of financial condition but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of financial condition, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date. In accordance with FASB ASC 855 10 (SFAS No. 165, “Subsequent Events”), the Company has assessed subsequent events in these annual financial statements through the date when the financial statements were issued to determine if they must be reported.

New Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of any of these pronouncements has had or will have a material impact on the Company’s consolidated financial condition or the results of its operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10-05, “The FASB’s Accounting Standards Codification” (the “Codification”). This standard establishes only two levels of GAAP, authoritative and non-authoritative. The Codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company has implemented the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption of ASC Topic 105-10-05 did not have a material effect on the Company’s consolidated financial statements, as the Codification was not intended to change or alter existing GAAP.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Liquidity

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception on June 14, 2007. At December 31, 2009, the Company also had a substantial balance of short-term debt.

To provide the Company with adequate working capital, the Company issued short-term notes payable to Pegasus Partners IV, L.P. (“Pegasus IV”), which together with its affiliates, is the Company’s controlling stockholder. As of December 31, 2009, these borrowings totaled $32.8 million. As a result of the Company’s consummation of the Rights Offering (as defined below) on March 3, 2010, approximately $35.2 million of principal and interest automatically converted into 35,017,667 Units of the Company’s securities.

On August 27, 2009, in conjunction with the Release Agreement between, among other parties, the Company and Koninklijke Philips Electronics N.V. (“Philips”), the Company entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips pursuant to which the Company borrowed $5.0 million from Philips. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Units of the Company’s securities.

On March 3, 2010, the Company consummated a rights offering (the “Rights Offering”) pursuant to which it offered certain of its existing security holders 25,268,193 Units of its securities, with each Unit consisting of one share of the Company’s Series D Non-Convertible Preferred Stock and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share. On the closing date of the Rights Offering, the Company received approximately $300,000. Pursuant to the New Pegasus Convertible Note, the Company previously granted Pegasus IV or its assignees the option (the “Standby Purchase Option”) to acquire any or all of the Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, the Company received $2.0 million from Pegasus IV as an advance payment for Units pursuant to the Standby Purchase Option. Notwithstanding this advance payment, Pegasus IV or its assignees may also elect to purchase additional Units pursuant to the Standby Purchase Option until April 18, 2010. In total, the Standby Purchase Option provides Pegasus IV the right to purchase approximately 24,966,925 Units. The Company has been informed by Pegasus IV that Pegasus IV or its assignees currently intend to purchase all of the remaining Units pursuant to the Standby Purchase Option. The Company therefore expects to receive approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering (excluding the amount of principal and interest that automatically converted to Units pursuant to the terms of the Pegasus Convertible Note and the Philips Convertible Note) and the exercise of the Standby Purchase Option. The proceeds of the Rights Offering are anticipated to be applied to the re-payment of outstanding principal amounts on the Company’s line of credit with Bank of Montreal (“BMO”). As of March 31, 2010, the balance outstanding on the BMO facility was $21.5 million.

On March 15, 2010, the Company entered into a third amendment to the Loan Agreement with BMO, which increased the size of its line of credit with BMO from $20 million to $25 million. On the same date and in connection with the third amendment, Pegasus IV executed a Guarantor’s Acknowledgement and Consent (the “Guaranty Consent”) pursuant to which Pegasus IV agreed to increase its Guaranty of the Company’s obligations pursuant to the amended Loan Agreement.

In conjunction with the third amendment and as consideration for Pegasus IV’s execution of the Guaranty Consent, the Company amended and restated the Original Guaranty Extension Agreement with Pegasus IV and entered into the Amended and Restated Guaranty Extension Agreement, dated as of March 15, 2010 (the “Amended Guaranty Extension Agreement”). Pursuant to the Amended Guaranty Extension Agreement, the

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company agreed that the Fee payable pursuant to the Original Guaranty Extension Agreement would take into account any borrowings made pursuant to the loan increase. The Company further agreed that to the extent Pegasus IV or its assignees fully exercised the Standby Purchase Option and purchased all of the Units that were not subscribed for pursuant to the Rights Offering, the Company would apply all of the proceeds received upon exercise of the Standby Purchase Option to reduce the principal amount outstanding pursuant to the amended Loan Agreement with BMO. In addition, the Company agreed it would take commercially reasonable efforts to amend the Guaranty and the amended Loan Agreement (such amendment, collectively the “Fourth Amendment”) to: (a) reduce the total amount of the Guaranty required by the amended Loan Agreement from $25 million to $10 million and (b) extend the stated maturity date of the Amended Loan Agreement from August 24, 2010 to the first anniversary of the effective date of the Fourth Amendment (the “Fourth Amendment Maturity Date”). Until the Fourth Amendment has been executed by the parties thereto, the Company would not make any borrowings pursuant to the amended Loan Agreement without the prior consent of Pegasus IV.

Based on the completion of the Rights Offering, the Company believes that it will have sufficient funds available to repay a substantial portion of its short-term debt and to use in its operations to fund operating costs and the required investments in working capital through December 31, 2010.

Note 4: Acquisitions

During the year ended December 31, 2008, the Company completed the following acquisitions. Each of the acquisitions has been accounted for in accordance with ASC Topic 805—“Business Combinations”, with the Company being identified as the acquirer. The intangible assets for each of the acquired companies and businesses were calculated in accordance with ASC Topic 805.

Acquisition of LSGBV

On April 22, 2008, the Company acquired a 100% interest in the common and preferred stock of LSGBV, (formerly known as Lighting Partner B.V. or LPBV). To settle the transaction, the Company paid the selling stockholders of LSGBV cash of $5.0 million and issued 4,632,000 shares of common stock of the Company. The acquisition of LSGBV provided the Company with a more global distribution network and provided an opportunity to access opportunities to grow its business with a number of European-based lighting companies. The Company began consolidating the results of LSGBV on May 1, 2008. The following table summarizes the LSGBV purchase consideration:

Cash purchase price paid to selling stockholders of LSGBV	$5,000,000
Issue of 4,632,000 shares of common stock to selling stockholders of LSGBV	22,233,600
Transaction fees	1,190,000

Total purchase price of LSGBV	$28,423,600

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the allocation of the net assets of LSGBV on the acquisition date:

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

The Company has assessed that the goodwill acquired pursuant to the acquisition of LSGBV is not deductible for federal income tax purposes.

At December 31, 2008, the Company recorded an impairment charge against certain of the intangible assets acquired.

Acquisition of Net Assets of Lamina Lighting, Inc.

On July 29, 2008, a wholly-owned subsidiary of the Company (the “Purchaser”) acquired under an Asset Purchase Agreement (the “Purchase Agreement”) substantially all of the net assets of Lamina Lighting, Inc. (“Lamina”) for aggregate consideration of $4.5 million in cash (the “Cash Payment”). The Company also had an obligation to make earn-out payments of up to $10.5 million based on the total sales of the purchased technologies made over the period from July 29, 2008 through December 31, 2009. As of December 31, 2009, the earn-out period ended and no earn-out payments were required. With the acquisition of the net assets of Lamina, the Company acquired additional light engine technology that it believes will further build out its technology capabilities. The Company began consolidating the operations of the business acquired from Lamina on August 1, 2008

The following table shows the aggregate purchase price of the net assets of Lamina:

Total cash payment	$4,500,000
Transaction fees	263,383

Total purchase price of Lamina	$4,763,383

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the allocation of the net assets acquired from Lamina on the acquisition date:

Current assets
Accounts receivable, net	$382,282
Inventories, net	1,699,173
Other current assets	181,519
Non-current assets
Property and equipment	1,121,154
Intangible assets	2,445,000
Current Liabilities
Accounts payable and accrued expenses	(1,065,745)

Total purchase price of Lamina net assets	$4,763,383

The allocation of the total purchase price for the acquisition of the Lamina net assets to identifiable net tangible and intangible assets resulted in total negative goodwill of $773,000. The Company has recorded the negative goodwill amount as a reduction of the net property and equipment and intangible assets in the purchase equation above.

Note 5: Fair Value of Financial Instruments

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

Note 6: Fair Value Measurements

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

Level 1—Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value of the interest rate swap (used for non-speculative purposes) is based on the market value as reported by ABN AMRO.

The Company has applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value using the Black Scholes valuation method.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on December 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$21,745	$—

	$—	$21,745	$—

Liabilities:
Liabilities under derivative contracts	—	1	—

	$—	$1	$—

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on December 31, 2008
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$9,868	$—

	$—	$9,868	$—

Liabilities:
Liabilities under derivative contracts	—	3,654	—

	$—	$3,654	$—

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7: Inventories

Inventories are comprised of the following:

	December 31, 2009	December 31, 2008
Raw materials and components	$13,082,060	$13,342,589
Work-in-process	331,417	1,365,431
Finished goods	2,493,750	2,359,754
Allowance for obsolete and slow-moving inventory	(7,842,603)	(4,865,000)

Inventories, net of allowances	$8,064,624	$12,202,774

On a quarterly basis, the Company performed a review of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded provisions for obsolescence of $4.8 million and $4.5 million for the years ended December 31, 2009 and 2008, respectively, with the expense included in operations expenses.

Note 8: Property and Equipment

Property and equipment consists of the following:

	December 31, 2009	December 31, 2008
Leasehold improvements	$2,727,334	$2,668,566
Office furniture and equipment	1,114,804	1,090,812
Computers and telephone equipment	3,381,115	3,128,286
Production and test equipment	2,505,032	2,951,185
Tooling and molds	3,454,626	2,941,200

Total property and equipment	13,182,911	12,780,049
Accumulated depreciation	(9,891,615)	(9,149,161)

Property and equipment, net	$3,291,296	$3,630,888

Depreciation expense was $1.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.

Note 9: Intangible Assets and Goodwill

Because of the significant decline in the Company’s stock price during the fourth quarter of 2008, the Company tested its goodwill for impairment and its intangible assets for recoverability as of December 31, 2008. For goodwill, the fair value of the Company’s reporting units and the associated goodwill was estimated using the discounted cash flow method, which is based on the future expected cash flows to be generated by the reporting units, discounted to their present values, using discount rates ranging from 17.5% to 25%. Amortizable intangible assets, whose carrying values were determined to be recoverable from the future undiscounted cash flows expected to be generated by them, were written down to their estimated fair values as of December 31, 2008. The estimated fair values were determined under various methodologies under the income approach of valuation, using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations were that a material impairment charge totaling $53.1 million was recorded as of December 31, 2008.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total impairment charge recorded by the Company in the fourth quarter of 2008:

Goodwill arising on the acquisition of Lighting Science Group Corporation	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group Corporation	2,419,984
Goodwill arising on the acquisition of LSGBV	6,159,000
Trademarks acquired on the acquisition of LSGBV	796,741
Technology and patents acquired on the acquisition of LSGBV	322,856
Customer relationships acquired on the acquisition of LSGBV	806,000

Total impairment charge	$53,110,133

No impairments to goodwill were recorded at September 30, 2009 or 2008, as a result of the Company’s annual testing in accordance with its accounting policy for goodwill.

Intangible assets that have finite lives are being amortized over their useful lives. The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008, and their useful lives are detailed below as of December 31, 2009:

Intangible Asset	Cost, Less Impairment Charges	Accumulated Amortization	Net Carrying Value	Estimated Remaining Useful Life
Technology and intellectual property	$5,152,229	$(2,574,421)	$2,577,808	0.5 to 14.5 years
Trademarks	1,566,910	(311,428)	1,255,482	3.5 to 18.5 years
Software	2,000,000	(2,000,000)	—	00 years
Customer relationships	6,049,000	(1,525,729)	4,523,271	2.5 to 12.5 years
License agreements	7,642,500	(2,516,325)	5,126,175	8.5 years
Non-competition agreements	300,000	(300,000)	—	0.0 years

Total intangible assets	$22,710,639	$(9,227,903)	$13,482,736

Goodwill	$5,770,245	$—	$5,770,245	Indefinite

The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008, and their useful lives are detailed below as of December 31, 2008:

Intangible Asset	Cost, Less Impairment Charges	Accumulated Amortization	Net Carrying Value	Estimated Remaining Useful Life
Technology and intellectual property	$5,152,229	$(2,013,956)	$3,138,273	1.5 to 15.5 years
Trademarks	1,566,910	(158,922)	1,407,988	4.5 to 19.5 years
Software	2,000,000	(1,000,000)	1,000,000	0.5 years
Customer relationships	6,049,000	(850,994)	5,198,006	3.5 to 13.5 years
License agreements	7,642,500	(1,114,762)	6,527,738	9.5 years
Non-competition agreements	300,000	(119,373)	180,627	1.0 years

Total intangible assets	$22,710,639	$(5,258,007)	$17,452,632

Goodwill	$6,799,962	$—	$6,799,962	Indefinite

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in goodwill value between 2009 and 2008 is due to the effects of the change in the foreign exchange rate. Amortization expense was $4.0 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively. The table below is the estimated amortization expense, adjusted for any impairment charge recorded in the fourth quarter of 2008, for the Company’s intangible assets for each of the next five years and thereafter:

2010	2,100,798
2011	2,100,478
2012	1,821,564
2013	1,665,471
2014	1,660,448
Thereafter	4,133,978

$13,482,736

Note 10: Short-Term Debt

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding at December 31,
Facility	2009 (USD)	2008 (USD)
Fixed-rate ABN AMRO Bank, revolving line of credit	$—	$330,137
Fixed–rate term note payable to ABN AMRO	1,791,525	2,220,278
Variable-rate IFN Finance, working capital line,	1,132,229	1,876,576
Variable-rate Bank of Montreal, demand line of credit	15,600,000	18,000,000
Fixed-rate promissory notes issued to related parties	32,846,619	2,000,000
Fixed-rate promissory notes issued to Phillips Electronics	5,000,000	—
Other	29,800	—

Total lines of credit and short-term debt	$56,400,173	$24,426,991

ABN AMRO Bank

As of December 31, 2009, the ABN AMRO revolving line of credit has a maximum liability of €200,000 and the interest rate on the facility was 6.90% as of both December 31, 2009 and 2008. As security for the line of credit, ABN AMRO was given a senior security interest in the inventory, property and equipment of LSGBV, the Company’s European operating subsidiary. The interest rate on the ABN AMRO fixed term note payable was 4.65% and 4.15% as of December 31, 2009 and 2008, respectively. The maturity date for both facilities is December 15, 2010. Further, the Company has agreed to reduce the principal amount outstanding on the fixed-rate term note payable with various monthly payments ranging from €25,000 to €200,000 per month, resulting in payment in full by December 15, 2010.

IFN Finance

IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on this facility. The maximum line of credit is €4.0 million and availability is based on 90% of the value of trade receivable invoices. Interest rate was 7.15% at both December 31, 2009 and 2008.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank of Montreal

On July 25, 2008, the Company entered into a Loan Authorization Agreement (the “Loan Agreement”) with Bank of Montreal (“BMO”), whereby BMO established a $20.0 million revolving line of credit for the Company. The Company and BMO subsequently amended the Loan Agreement on July 24, 2009 and again on August 24, 2009 to extend the scheduled maturity date. As amended, the Loan Agreement provides for monthly payments of interest only at the greater of prime plus 0.5% and 7.25% (7,25% at both December 31, 2009 and 2008) and matures on written demand by BMO, but in no event later than August 24, 2010. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company.

The Loan Agreement is guaranteed by Pegasus Partners IV, L.P. (“Pegasus IV”) in accordance with a guaranty agreement (the “Guaranty”), dated as of July 25, 2008, which Guaranty was extended on July 24, 2009 and August 24, 2009 in conjunction with the amendments to the Loan Agreement. Pegasus IV is a private equity fund managed by Pegasus Capital Advisors, L.P. (“Pegasus Capital”). Pegasus Capital is the controlling equity holder of the Company and beneficially owned approximately 82.5% of the Company’s common stock as of December 31, 2009. In connection with the closing of the line of credit, the Company paid Pegasus Capital $100,000, pursuant to a side letter agreement dated July 25, 2008 (the “Side Letter Agreement”), to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit. In addition, the Company agreed to pay, on the last day of the Credit Facility Period (defined below), a transaction fee equal to (x) 1% of the average daily outstanding principal amount and accrued but unpaid interest under the line of credit during the period beginning on the date the credit facility was established through the date the credit facility is repaid in full or otherwise discharged (the “Credit Facility Period”) multiplied by (y) the quotient equal to the number of days in the Credit Facility Period divided by 365 days. The Company also issued to Pegasus IV a warrant for the purchase of 942,857 shares of common stock at an exercise price of $7.00 per share. The warrant has a term of five years.

On August 24, 2009, in conjunction with the extension of the Loan Agreement, the Company and Pegasus IV entered into a Guaranty Extension Agreement, whereby Pegasus IV agreed to extend its Guaranty through August 24, 2010 in exchange for the Company’s agreement to pay Pegasus IV a fee (the “Fee”), payable upon the earliest to occur of (a) the Maturity Date, (b) the date of termination of the amended Loan Agreement (c) the date of termination of the Guaranty and (d) a change of control of the Company (each of (a), (b), (c) and (d), a “Fee Payment Date”). In accordance with the Original Guaranty Extension Agreement, if the Fee Payment Date is the Maturity Date, the date of termination of the Loan Agreement or the date of termination of the Guaranty, we must pay a Fee (the “Average Daily Balance Fee”) equal to 15% (on an annualized basis) of our average daily loan balance with BMO. If the Fee Payment Date is the date of a change of control of the Company, we must pay a Fee equal to the greater of (1) Average Daily Balance Fee and (2) 1.0% (on an annualized basis) of the total transaction consideration received by the Company upon such change of control. During the years ended December 31, 2009 and 2008, the Company recorded guarantee and transaction fee expenses of $1.9 million and $669,000 related to the guarantee of the BMO facility by Pegasus IV. As of December 31, 2009 and 2008, the Company had accrued total guaranty fees payable to Pegasus IV of $748,000 and $54,000 related to the BMO facility and were included in interest expense.

Related Party

As of December 31, 2009, the Company had issued an unsecured convertible note to Pegasus IV for $32.8 million with interest accruing at the rate of 14.00% per annum. As of December 31, 2008, the Company had issued an unsecured promissory note to Pegasus IV for $2.0 million with interest accruing at the rate of 8.00% per annum.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phillips Electronics

On August 27, 2009, the Company entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips Electronics”) pursuant to which the Company borrowed $5.0 million from Philips Electronics. Interest on the outstanding principal balance under the Philips Convertible Note accrues at the rate of 14% per annum.

Note 11: Convertible Note Issuances

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

On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and the Company entered into the New Pegasus Convertible Note with Pegasus IV in the principal amount of $32.8 million, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrued at the rate of 14% per annum. The outstanding principal and interest was scheduled to mature upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. The New Pegasus Convertible Note could not be prepaid and would be immediately due and payable upon the Company’s failure to pay any of its material debts when due. As with the Original Pegasus Convertible Note, so long as any amounts remained outstanding under the New Pegasus Convertible Note, the Company had to obtain the prior written consent of Pegasus IV prior to borrowing more than $5.0 million in the aggregate pursuant to the Company’s line of credit with BMO.

Pursuant to the New Pegasus Convertible Note, the Company agreed to use commercially reasonable efforts to conduct the Rights Offering as soon as reasonably practical. Similar to the Original Pegasus Convertible Note, the New Pegasus Convertible Note provided that the Rights Offering would consist of the offering of approximately 13,000,000 Units of the Company’s securities (which would exclude the number of Units that could be acquired pursuant to the New Pegasus Convertible Note and the Philips Convertible Note) for $1.006 per unit, with each Unit to consist of one share of newly designated Series D Non-Convertible Preferred Stock and a warrant representing the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share. The Company was also required to use commercially reasonable efforts to cause the Certificate of Designation for the Series D Non-Convertible Preferred Stock to be filed with the Delaware Secretary of State, which was completed on September 2, 2009. As with the Original Pegasus Convertible Note, the New Pegasus Convertible Note granted Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the Rights Offering.

On March 3, 2010, the Company consummated the Rights Offering and approximately $35.2 million of principal and interest on the New Pegasus Convertible Note automatically converted into 35,017,667 Units of the Company’s securities.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Philips Electronics

On August 27, 2009, the Company entered into the Philips Convertible Note with Philips pursuant to which the Company borrowed $5.0 million. Interest on the outstanding principal balance under the Philips Convertible Note accrued at the rate of 14% per annum. All principal and interest on the Philips Convertible Note was scheduled to become due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which the Company notified Philips that Pegasus IV had voluntarily converted the outstanding principal and interest under the New Pegasus Convertible Note (the “Notification Date”). The Philips Convertible Note could not be prepaid and would be immediately due and payable upon the Company’s failure to pay any of its material debts when due. Pursuant to the Philips Convertible Note, the Company agreed to conduct the Rights Offering on the same terms as those set forth above with respect to the New Pegasus Convertible Note with Pegasus IV.

As a result of the Company’s consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Units of the Company’s securities.

Note 12: Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company recorded $4.7 million and $676,000 in combined interest expense, guarantee fee expense and transaction fee expense related to Pegasus IV’s promissory notes and guarantee of the BMO facility.

In connection with the acquisition of LSGBV in 2008, the Company paid $400,000 to an affiliate of Pegasus Capital for expenses incurred in performing certain due diligence and other activities. These costs have been reflected in the transaction fees associated with the acquisition.

Note 13: Income Taxes

The significant components of income before income taxes and the consolidated income tax provision (benefit) for the Company are shown in the following table:

	For the years ended December 31,
	2009	2008
Loss before taxes
Domestic	$(41,270,723)	$(92,269,577)
Foreign	(7,279,206)	(4,901,386)

Total	$(48,549,929)	$(97,170,963)

Deferred income tax expense (benefit)
Federal	$1,191,588	$(1,264,436)
State	—	—
Foreign	(1,604,590)	(943,071)

Deferred income tax benefit	$(413,002)	$(2,207,507)

Income tax benefit	$(413,002)	$(2,207,507)

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the actual income tax expense (benefit) to the amount calculated applying the United States Federal statutory tax rate of 34%.

	For the years ended December 31,
	2009	2008
Loss before taxes	$(48,549,929)	$(97,170,963)

Income tax benefit applying United States federal statutory rate	$(16,506,976)	$(33,038,127)

Permanent differences
Impairment charge	—	18,057,445
Other	61,791	134,060
Increase in valuation allowance	15,992,522	12, 478, 941
Rate difference between United States federal statutory rate and Netherlands statutory rate	577,652	355,136
Other	(537,991)	(194,962)

Income tax benefit	$(413,002)	$(2,207,507)

At the time of the reverse merger transaction and resulting change in control, the Company had accumulated approximately $75.0 million in tax loss carryforwards. As a result of the change in control, the Company will be limited in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These net losses expire from 2012 through 2029. To the extent the Company is able to utilize available tax loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense.

As of December 31, 2009, the Company’s 2006, 2007 and 2008 federal income tax returns are open to examination by the Internal Revenue Service. Additionally, income tax returns filed in the Netherlands for the years 2008 and 2009 are still open to examination by taxing authorities at that date.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$34,994,946	$22,551,486
Net operating loss carryforward recorded by foreign subsidiary	2,496,279	923,988
Stock based compensation	2,108,925	1,186,205
Inventories	1,627,452	729,808
Accounts receivable	97,304	33,434
Accrued liabilities	230,410	217,441

Total deferred tax assets	41,555,316	25,642,362
Less: valuation allowance	(40,500,466)	(24,507,944)

Net deferred tax assets	$1,054,850	$1,134,418

Deferred tax liabilities
Derivatives	$(96,879)	$(96,879)
Intangible assets	(2,081,078)	(2,414,831)

Deferred tax liabilities	(2,177,957)	(2,511,710)

Net deferred tax liabilities	$(1,123,107)	$(1,377,292)

At December 31, 2009, the Company had operating income tax loss carryforwards available to offset future income taxes, subject to expiration:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards
2012	$2,293,432	$—
2016	—	3,695,951
2017	—	6,486,210
2018	2,293,432	—
2019	2,293,432	—
2020	2,293,432	—
2021	2,293,432	—
2022	2,293,432	—
2023	2,293,432	—
2024	2,293,432	—
2025	2,293,432	—
2026	2,293,432	—
2027	9,937,230	—
2028	33,456,349	—
2029	36,598,411	—

Total	$102,926,310	$10,182,161

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Preferred Stock

Series B Preferred Stock

The Company has authorized and issued 2,000,000 shares of Series B Preferred Stock. Shares of Series B Preferred Stock are convertible at any time at the option of the holder, at a conversion price equal to approximately $5.65 per share of common stock. The conversion price is subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to certain anti-dilution adjustments.

Each share of Series B Preferred Stock is entitled to 3.5 votes for each share of common stock into which it is convertible. Shares of Series B Preferred Stock are entitled to a liquidation preference over other classes of capital stock except the 6% Convertible Preferred Stock, in which case the Series B Preferred Stock is pari passu. The liquidation preference per share is equal to the purchase price of the Series B Preferred Stock plus dividends, which accrue at the rate of 6% per annum. The liquidation right and preference is applicable in the event of the liquidation of the Company, a merger of the Company with or into another entity or the sale of all or substantially all of the business or operating assets of the Company. The holders of at least a majority of the outstanding Series B Preferred Stock have the right to purchase up to an aggregate of $10.0 million of the Company’s common stock, for cash, in one or more transactions at a 15% discount to the average closing price of the Company’s common stock for the thirty consecutive trading days immediately preceding the date of the purchase or purchases.

In April 2008, the holder of the Series B Preferred Stock exercised its right to purchase additional common stock of the Company. The holder purchased 2,083,333 shares of common stock of the Company for gross proceeds of $10.0 million. The Company negotiated a reduction in the discount to market from 15% to approximately 5% for the transaction.

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

The Company also issued to the holders of the Series C Preferred stock warrants to purchase a total of 3,776,078 shares of common stock. The warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $0.85 per share. The warrants expire on December 31, 2013.

Subsequent to December 31, 2008, the 251,739 shares of Series C Preferred stock and the related warrants were acquired by Pegasus IV from the two law firms.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6% Convertible Preferred Stock

The Company has authorized 2,656,250 shares of 6% Convertible Preferred Stock and there are 196,902 shares issued and outstanding as of both December 31, 2009 and 2008. During the years ended December 31, 2009 and 2008, 0 and 18,750 shares of 6% Convertible Preferred Stock were converted by the holders to common stock of the Company, respectively.

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

As of December 31, 2009, the conversion price of the outstanding 6% Convertible Preferred Stock is $6.00 per common share and the total number of shares of common stock that may be required to be issued by the Company is 1,101,690. In conjunction with the issuance of the 6% Convertible Preferred Stock, warrants were issued to the purchasers of the 6% Convertible Preferred Stock to purchase additional shares of common stock exercisable at the election of the holder. As of December 31, 2009, 226,644 warrants were outstanding and the current exercise price is $6.00 per share (also subject to adjustment pursuant to anti-dilution provisions) on either a cash or cashless exercise basis. The warrants expire on May 10, 2010. During the years ended December 31, 2009 and 2008, 0 and 5,860 warrants were exercised, respectively.

The embedded conversion feature associated with the 6% Convertible Preferred Stock and the warrants issued to the 6% Convertible Preferred Stock purchasers have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 6% Convertible Preferred Stock. Such discount is being accreted from the date of issuance to the redemption date of the 6% Convertible Preferred Stock and totaled $126,000 and $95,000 for the years ended December 31, 2009 and 2008, respectively. The derivative instruments are adjusted for fair value each reporting period.

Note 15: Stockholders’ Equity

As of both December 31, 2009 and 2008, 722,362 A Warrants for the purchase of common stock were outstanding. These warrants have an exercise price of $7.00 per share and expiration dates ranging from March 9, 2012 through June 29, 2012. During the years ended December 31, 2009 and 2008, no A Warrants were exercised.

Note 16: Equity Based Compensation Plan

Effective September 1, 2005, a predecessor company implemented the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, the Company’s board of directors amended, restated and renamed the Amended and Restated Equity-Based Compensation Plan (the “Amended and Restated Plan”), and a proposal to approve the Amended and Restated Plan was approved at the annual stockholders’ meeting in October 2008. On August 21, 2009, the board of directors approved an amendment to the Amended and Restated Plan that: (i) increased the total number of shares of common stock available for

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance under the Amended and Restated Plan from 5,000,000 shares to 20,000,000 shares, all of which may be granted as incentive stock options, and (ii) provided that individuals may receive awards relating to a maximum of 2,500,000 shares of common stock per fiscal year, instead of a maximum of 500,000 shares as provided in the Amended and Restated Plan. The board of directors intends to submit the amendment to the Amended and Restated Plan to the Company’s stockholders at its next annual meeting.

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

On December 31, 2009 and 2008, there were 9,356,501 and 895,667 stock options outstanding, respectively. No options were exercised during the years ended December 31, 2009 or 2008. The fair value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility, 5) expected dividend yield and 6) the risk-free interest rate. The Company utilized the following assumptions in estimating the fair value of the options granted under the Plan:

	Years Ended December 31,
	2009	2008
Exercise price	$0.60 - $1.00	$4.90
Fair market value of the underlying stock on date of grant	$0.60 - $0.41	$4.90
Expected life	10.0 years	4.0 years
Estimated volatility	75.0%	75.0%
Expected dividend yield	0.0%	0.0%
Risk free rate	2.43% - 3.52%	1.99%
Calculated fair value per share	$0.28 - $0.35	$2.77

The Company has estimated volatility of its stock based on the historical volatility of the Company’s common stock and its peers.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity for the years ended December 31, 2009 and 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2007	267,667	$7.80
Granted	729,000	4.90
Exercised	—	—
Forfeited	(101,000)	4.90

Options outstanding at December 31, 2008	895,667	$5.77	3.6

Granted	8,745,000	1.00
Exercised	—
Forfeited	(284,166)	6.05

Options outstanding at December 31, 2009	9,356,501	$1.30

Options exercisable at December 31, 2009	355,420		2.2

Weighted average fair value of options granted during the year ended December 31, 2009		$0.28

The aggregate intrinsic value of the options outstanding as of December 31, 2009 was $13,000 and represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2009. The pre-tax intrinsic value is the difference between the closing price of the Company’s common stock on December 31, 2009 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of the Company’s common stock.

The Company recorded stock option expense of $3.4 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was a total of $1.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Agreements

In August 2007, a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vested as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant. The Company valued the restricted stock grant at $2.7 million, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant will be recognized in the statement of operations over an estimated period of 2.5 years. In the first quarter of 2009, the executive’s employment with the Company was terminated and the 125,000 unvested shares were forfeited by the executive. For the years ended December 31, 2009 and 2008, the Company recorded compensation expense related to this restricted stock award of $0 and $386,000, respectively.

In April 2008, the Company issued restricted stock awards to certain of its management staff for a total of 841,250 shares of common stock. The restricted stock awards will vest as follows: (i) 33% of the total awarded shares shall vest on the first date after the grant date that the Company’s “Recognized Revenue” equals $50 million, (ii) 34% of the awarded shares shall vest on the first date after the grant date that the Company’s Recognized Revenue is greater than $115 million and (iii) 33% of the awarded shares shall vest on the first day after the grant date that the Company’s Recognized Revenue is greater than $150 million. In any event, all outstanding restricted stock awards will vest on the third anniversary of the grant date. For purposes of the

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting schedule, Recognized Revenue is defined as the cumulative gross revenue generated by (i) sales of products that have been delivered to customers of the Company or one of its subsidiaries, or (ii) licensing of the technology developed by the Company or one of its subsidiaries, since January 1, 2008. For the years ended December 31, 2009 and 2008, the Company recorded compensation expense related to these restricted stock awards of $1.4 million and $663,000, respectively.

The following table presents the activity of the restricted stock grants made by the Company during the years ended December 31, 2009 and 2008:

Non-vested restricted stock	# of shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock, December 31, 2007	187,500	$10.60
Granted	841,250	4.90
Vested	(62,500)	(10.60)
Cancelled	(125,000)	(10.60)

Non-vested restricted stock, December 31, 2008	841,250	$4.90

Granted	55,000	$0.75
Vested	—	—
Cancelled	(173,750)	4.90

Non-vested restricted stock, December 31, 2009	722,500	$4.58

The fair value of the restricted stock that vested during the years ended December 31, 2009 and 2008 was $0 and $241,000, respectively. The Company recorded restricted stock compensation expense of $1.4 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was a total of $1.9 million of unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 17: Warrants for the Purchase of Common Stock

At December 31, 2009, the Company has issued the following warrants for the purchase of common stock:

Warrant Holder	Reason for Issuance	No. of Common Shares	Exercise Price	Expiration Date
Investors in March 2007 Private Placement	Private Placement A Warrants	722,362	$7.00	March 9, 2012 to June 29, 2012
Pegasus IV	Guaranty of BMO line of credit	942,857	$7.00	July 25, 2013
Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012
6% convertible preferred stockholders	Private Placement	226,644	$6.00	May 10, 2010
The Equity Group	Consulting services	37,500	$16.00	February 10, 2010
ICurie	Marketing Agreement	6,250	$6.40	September 13, 2011
Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010
ABM Industries Inc.	Marketing services	20,000	$8.00	March 31, 2010

Total		2,084,988

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, all warrants shown in the table above are fully vested.

Pursuant to the issue of the Series C Preferred stock, the Company issued to the holders of the Series C Preferred stock warrants to purchase a total of 3,776,078 shares of common stock. The warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock and have an exercise price of $0.85 per share. The warrants will have a term of five years from such vesting date.

Note 18: International Sales and Revenue Concentrations

For the years ended December 31, 2009 and 2008, the Company has determined that the United States and the Netherlands were the only regions from which the Company had in excess of 10% of revenue. The following tables set out the total revenue and total assets of the geographical regions:

	Years Ended December 31,
Revenue by Geographical Region	2009	2008
United States	$18,270,531	$10,165,476
The Netherlands	10,428,418	2,623,873
Other	2,677,867	7,969,244

	$31,376,816	$20,758,593

	December 31,
Total Assets by Geographical Region	2009	2008
United States	$18,977,612	$39,136,026
The Netherlands	19,478,340	9,866,344
Other	12,862	550,897

	$38,468,814	$49,553,267

Note 19: Commitments and Contingencies

Lease Commitments

At December 31, 2009, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2010	$900,000
2011	785,000
2012	479,000
2013	52,000
2014	36,000
Thereafter	30,000

$2,282,000

During the years ended December 31, 2009 and 2008, the Company incurred rent expense of $1.5 million and $1.1 million, respectively.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Philips Group Litigation

On August 27, 2009, the Company, LED Holdings, LLC (“LED Holdings”), LED Effects, Pegasus Capital and Pegasus IV (together with Pegasus Capital, the “Pegasus Group”), on the one hand, entered into that certain Governing Agreement and Complete Releases (the “Release Agreement”) with Philips, Philips Electronics North America Corporation (“PENAC”) and Philips Solid-State Lighting Solutions, Inc. (“PSSLS”, and, together with Philips Electronics and PENAC, the “Philips Group”), on the other hand. As previously disclosed, the Company and the Philips Group had been involved in patent infringement litigation since February 19, 2008 (the “Patent Litigation”).

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

In connection with the Release Agreement, on August 27, 2009, the Company and Philips Lighting B.V. (“Philips Lighting”), an affiliate of the entities in the Philips Group, entered into a Commercial Framework Agreement pursuant to which the Company and Philips Lighting agreed to buy and sell LED lighting products to each other. Also in connection with the Release Agreement, the Company and Philips entered into a Patent License Agreement pursuant to which Philips granted the Company a royalty-bearing license to the patents in the Philips LED-based Luminaires and Retrofit Bulbs licensing program. Further, in connection with the Release Agreement, Philips has made a limited equity investment in the Company pursuant to the Philips Convertible Note.

Other Contingencies

From time to time, the Company may become involved in lawsuits or other legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Management is not currently aware of any such legal proceedings or claims that it believes will have a material adverse effect on the business, financial condition or operating results.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20: Subsequent Events

Rights Offering

On March 3, 2010, the Company consummated the Rights Offering pursuant to which it offered certain of its existing security holders 25,268,193 Units of its securities at $1.006 per Unit, with each Unit consisting of one share of the Company’s Series D Non-Convertible Preferred Stock and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share. On the closing date of the Rights Offering, the Company received approximately $303,000 for 301,268 Units. Pursuant to the New Pegasus Convertible Note, the Company previously granted Pegasus IV or its assignees the Standby Purchase Option to acquire any or all of the Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, the Company received $2.0 million from Pegasus IV as an advance payment for Units pursuant to the Standby Purchase Option. Notwithstanding this advance payment, Pegasus IV or its assignees may also elect to purchase additional Units pursuant to the Standby Purchase Option until April 18, 2010. In total, the Standby Purchase Option provides Pegasus IV the right to purchase approximately 24,966,925 Units. The Company has been informed by Pegasus IV that Pegasus IV or its assignees currently intend to purchase all of the remaining Units pursuant to the Standby Purchase Option. The Company therefore expects to receive approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering (excluding the amount of principal and interest that automatically converted to Units pursuant to the terms of the Pegasus Convertible Note and the Philips Convertible Note) and the exercise of the Standby Purchase Option. The proceeds of the Rights Offering are anticipated to be applied to the re-payment of outstanding principal amounts on the Company’s line of credit with BMO.

Amendment to Loan Agreement with BMO

On March 15, 2010, the Company entered into a third amendment to the Loan Agreement with BMO, which increased the size of its line of credit with BMO from $20 million to $25 million. On the same date and in connection with the third amendment, Pegasus IV executed the Guaranty Consent pursuant to which Pegasus IV agreed to increase its Guaranty of the Company’s obligations pursuant to the amended Loan Agreement.

In conjunction with the third amendment and as consideration for Pegasus IV’s execution of the Guaranty Consent, the Company amended and restated the Original Guaranty Extension Agreement with Pegasus IV and entered into the Amended Guaranty Extension Agreement. Pursuant to the Amended Guaranty Extension Agreement, the Company agreed that the Fee payable pursuant to the Original Guaranty Extension Agreement would take into account any borrowings made pursuant to the loan increase. The Company further agreed that to the extent Pegasus IV or its assignees fully exercised the Standby Purchase Option and purchased all of the Units that were not subscribed for pursuant to the Rights Offering, the Company would apply all of the proceeds received upon exercise of the Standby Purchase Option to reduce the principal amount outstanding pursuant to the amended Loan Agreement with BMO. In addition, the Company agreed it would take commercially reasonable efforts to enter into the Fourth Amendment to: (a) reduce the total amount of the Guaranty required by the amended Loan Agreement from $25 million to $10 million and (b) extend the stated maturity date of the Amended Loan Agreement from August 24, 2010 to the Fourth Amendment Maturity Date. Until the Fourth Amendment has been executed by the parties thereto, the Company would not make any borrowings pursuant to the amended Loan Agreement without the prior consent of Pegasus IV.

The Amended Guaranty Extension Agreement amends the definition of “Fee Payment Date” to provide that the Fee will also be payable upon the effective date of the Fourth Amendment. In addition, upon execution of the Fourth Amendment and as consideration for further extending the Guaranty, the Company agreed that it would pay Pegasus IV a fee (the “Fourth Amendment Fee”), payable upon the earliest to occur of (a) the Fourth

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendment Maturity Date, (b) the date of termination of the amended Loan Agreement (as amended pursuant to the Fourth Amendment), (c) the date of termination of the Guaranty and (d) a change of control of the Company (each of (a), (b), (c) and (d), a “Fourth Amendment Fee Payment Date”). The Fourth Amendment Fee would be equal to the sum of: (i) 10% (on an annualized basis beginning on the first calendar day immediately following the effective date of the Fourth Amendment) of the Company’s average daily loan balance with BMO, plus (ii) 10% (on an annualized basis) of the maximum amount of loans available pursuant to the amended Loan Agreement (as amended pursuant to the Fourth Amendment) from the period beginning on the 121st day after the effective date of the Fourth Amendment and ending on the Fourth Amendment Fee Payment Date (this portion (ii) of the Fourth Amendment Fee is referred to as the “Maximum Loan Fee”). Pegasus IV and the Company agreed that, if the Guaranty were terminated on or before the 120th day after the effective date of the Fourth Amendment, the Maximum Loan Fee would be equal to $0.00.

The Amended Guaranty Extension Agreement further provides that the Company would issue Units to Pegasus IV in satisfaction of the Fee and the Fourth Amendment Fee (if applicable). Pegasus IV would be entitled to receive that number of Units equal to one Unit for each $1.006 of the Fee or the Fourth Amendment Fee, as applicable. Such Units would be in addition to any Units issued pursuant to the Rights Offering or the Standby Purchase Option.