Form 10-Q
period 2010-03-31
LIGHTING SCIENCE GROUP CORP
filed 2010-05-17
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 12, 2010, was 30,551,541 shares, including 675,833 shares of restricted common stock that have voting rights, but are not defined as outstanding under generally accepted accounting principles.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$258,716	$267,048
Accounts receivable, net of allowance for doubtful accounts	4,541,588	5,020,226
Inventories, net of allowances	10,481,173	8,064,624
Deferred income tax	640,471	682,227
Prepaid expenses and other current assets	2,907,964	1,472,018

Total current assets	18,829,912	15,506,143

PROPERTY AND EQUIPMENT, net	3,099,597	3,291,296

OTHER ASSETS
Intangible assets, net	12,932,418	13,482,736
Goodwill	5,516,627	5,770,245
Other long-term assets	401,151	418,394

Total other assets	18,850,196	19,671,375

TOTAL ASSETS	$40,779,705	$38,468,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Short-term debt (includes $34,531 and $32,846,619 of related party loans in 2010 and 2009, respectively)	$26,106,301	$56,400,173
Current portion of long-term debt	78,518	110,322
Accounts payable	8,857,460	7,496,633
Accrued expenses	4,619,261	6,190,129
Unearned revenue	1,659,492	12,631

Total current liabilities	41,321,032	70,209,888

OTHER LIABILITIES
Long-term debt, less current portion	110,258	117,447
Mandatorily redeemable Series D Preferred Stock, $0.001 par value, 79,000,000 shares authorized, 40,649,417 shares issued and outstanding. Liquidation value $41,144,267	24,195,916	—
Warrant included in Series D Units	19,107,632	—
Deferred income taxes	1,605,974	1,805,334

Total other liabilities	45,019,780	1,922,781

TOTAL LIABILITIES	86,340,812	72,132,669

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, $.001 par value, 2,656,250 shares authorized, 196,902 shares issued and outstanding. Liquidation value of $630,086 in 2010 and 2009	616,622	585,549

STOCKHOLDERS’ DEFICIT
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding. Liquidation value $17,382,287 (2009 - $17,127,642)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding. Liquidation value $3,545,086 (2009 - $3,476,066)	252	252
Common stock, $.001 par value, 400,000,000 shares authorized, 29,873,846 shares issued and outstanding	29,874	29,874
Additional paid-in-capital	117,275,362	116,447,080
Accumulated deficit	(160,195,885)	(148,002,652)
Accumulated other comprehensive loss	(3,289,332)	(2,725,958)

TOTAL STOCKHOLDERS’ DEFICIT	(46,177,729)	(34,249,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,779,705	$38,468,414

The accompanying notes are an integral part of these statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenue	$5,433,944	$8,346,105
Cost of goods sold	4,311,444	7,130,178

Gross margin	1,122,500	1,215,927

Operating expenses:
Sales and marketing	2,013,593	1,815,250
Operations	2,755,409	4,164,006
General and administrative	3,119,105	7,987,377
Depreciation and amortization	882,368	1,398,024

Total operating expenses	8,770,475	15,364,657

Loss from operations	(7,647,975)	(14,148,730)

Other income (expense):
Interest income	960	—
Interest expense	(1,932,504)	(920,477)
Increase in fair value of Warrants included in Series D Units	(2,234,471)	—
Dividends on preferred stock	(258,335)	(9,425)
Accretion of preferred stock	(206,835)	(31,072)
Other expense, net	(5,585)	(78,776)

Total other income (expense)	(4,636,770)	(1,039,750)

Loss before income tax benefit	(12,284,745)	(15,188,480)

Income tax benefit	(91,512)	(91,439)

Net loss	(12,193,233)	(15,097,041)

Dividend requirements
6% return on Series B Preferred Stock	254,645	239,852
8% return on Series C Preferred Stock	69,020	63,730

Net loss attributable to common stock	$(12,516,898)	$(15,400,623)

Basic and diluted net loss per weighted average common share	$(0.42)	$(0.53)

Basic and diluted weighted average number of common shares outstanding	29,873,846	29,014,948

Net loss	$(12,193,233)	$(15,097,041)

Foreign currency translation loss	(563,374)	(763,278)

Comprehensive loss	$(12,756,607)	$(15,860,319)

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March
	2010	2009
OPERATING ACTIVITIES
Net loss	$(12,193,233)	$(15,097,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by issuance of common stock and warrants	—	140,000
Non cash stock option compensation expense	828,282	680,219
Accretion of preferred stock redemption value	206,835	31,072
Fair value adjustment to warrant included in Series D Units	2,234,471	—
Loss on disposal of assets	1,459	—
Deferred income tax	(91,512)	(91,439)
Depreciation and amortization	882,368	1,398,024
Changes in operating assets and liabilities:
Accounts receivable	492,531	29,956
Inventories	(2,189,029)	658,382
Prepaid expenses and other current and long-term assets	(1,407,369)	449,230
Accounts payable	1,360,827	3,066,765
Accrued expenses and other liabilities	1,182,178	1,124,002
Unearned revenue	1,646,861	(422,548)

Net cash used in operating activities	(7,045,331)	(8,033,378)

INVESTING ACTIVITIES
Purchase of property and equipment	(207,200)	(121,526)

Net cash used in investing activities	(207,200)	(121,526)

FINANCING ACTIVITIES
Proceeds from draws on line of credit and other short-term borrowings	5,928,506	1,128,510
Payment of amounts due under line of credit	—	(70,805)
Proceeds from issuance of promissory notes	34,531	7,000,000
Payment of short and long-term debt	(641,512)	(145,673)
Payment of 6% Convertible Preferred Stock dividends	(9,425)	—
Proceeds from advance from related party	2,000,000	—
Proceeds from issuance of manditorily redeemable Series D Preferred Stock	303,075	—

Net cash provided by financing activities	7,615,175	7,912,032

Effect of exchange rate fluctuations on cash	(370,976)	81,368

Net decrease in cash	(8,332)	(161,504)
Cash balance at beginning of period	267,048	254,538

Cash balance at end of period	$258,716	$93,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$161,680	$399,070

Taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to Series D Units	$40,590,240	$—

The accompanying notes are an integral part of these statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and its business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four light emitting diode (“LED”) lighting companies. The Company researches, designs, develops, manufactures and markets a range of lighting devices and systems that use LEDs as the light source. LEDs are semiconductor devices that emit light when electric currents are passed through them and present many advantages over traditional light sources.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2010 (“Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenues and Accounts Receivable

The Company records revenues and accounts receivable when its products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. The Company recognizes revenue on its custom design projects using the completed contract method. Revenue is recognized upon substantial completion and acceptance by the customer of each project. Amounts received as deposits against future completion of projects are recorded as unearned revenue until such projects are completed and title passes to the customer. The Company records accounts receivable reserves for known collectability issues, as such issues relate to specific transactions or customer balances. As of March 31, 2010 and December 31, 2009, accounts receivable of the Company are reflected net of reserves of $694,000 and $655,000, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.

Fair Value of Financial Instruments

Cash, accounts receivable, notes and accounts payable, amounts due under the lines of credit, promissory notes, including the convertible notes, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from, or corroborated by, other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value of the interest rate swap (used for non-speculative purposes) was based on observable yield curves.

The Company has applied liability accounting to the warrants included in the Series D Units. These warrants have been recorded at fair value using the Black Scholes valuation method.

The Company has also applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value using the Black Scholes valuation method.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on March 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$19,173	$—

	$—	$19,173	$—

Liabilities:
Warrants included in Series D Units	$—	$19,107,632	$—
Liabilities under derivative contracts	—	1	—

	$—	$19,107,633	$—

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on December 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Interest rate swap	$—	$21,745	$—

	$—	$21,745	$—

Liabilities:
Liabilities under derivative contracts	$—	$1	$—

	$—	$1	$—

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Subsequent Events

Subsequent events are events or transactions that occur after the date of the balance sheet but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. In accordance with FASB ASC 855 10 (SFAS No. 165, “Subsequent Events”), the Company has evaluated and disclosed subsequent events in these quarterly financial statements through the business day before the date the Company’s Quarterly Report on Form 10-Q , which included these financial statements, was filed with the SEC.

Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. As of March 31, 2010, the Company also had a substantial balance of short-term debt. The Company is currently dependent on Pegasus Partners IV, L.P. (“Pegasus IV”) for its liquidity needs because the Company’s other historical sources of liquidity are insufficient or unavailable to meet the Company’s anticipated working capital needs. The Company is currently seeking to obtain a working capital facility from a financial institution.

To provide the Company with adequate working capital, the Company issued short-term notes payable to Pegasus IV, which together with its affiliates, is the Company’s controlling stockholder. As of December 31, 2009, the Company had an outstanding Convertible Note Agreement with Pegasus IV (the “Pegasus Convertible Note”) representing $32.8 million of principal. Additionally, on August 27, 2009, in conjunction with the Release Agreement between, among other parties, the Company and Koninklijke Philips Electronics N.V. (“Philips”), the Company entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips pursuant to which the Company borrowed $5.0 million from Philips.

On March 3, 2010, the Company consummated a rights offering (the “Rights Offering”) pursuant to which it offered certain of its existing security holders 25,268,193 units of its securities (the “Series D Units”), with each Series D Unit consisting of one share of the Company’s Series D Non-Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share of common stock, except the warrants composing the Series D Units issued to Philips, which have an exercise price of $12.00 per share of common stock. As a result of the consummation of the Rights Offering, approximately $35.2 million of principal and interest on the Pegasus Convertible Note converted into 35,017,667 Series D Units and approximately $5.4 million of principal and interest on the Philips Convertible Note converted into 5,330,482 Series D Units.

On the closing date of the Rights Offering, the Company received $303,000 for the sale of 301,260 Series D Units of the Company’s securities. Pursuant to the Pegasus Convertible Note, the Company previously granted Pegasus IV or its assignees the option (the “Standby Purchase Option”) to acquire any or all of the Series D Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, the Company received $2.0 million from Pegasus IV as an advance payment for Series D Units pursuant to the Standby Purchase Option. On March 15, 2010, the Company entered into a third amendment (the “Third Amendment”) to the Loan Agreement with Bank of Montreal (“BMO”), which increased the size of its line of credit with BMO from $20.0 million to $25.0 million. On the same date and in connection with the Third Amendment, Pegasus IV executed a Guarantor’s Acknowledgement and Consent (the “Guaranty Consent”) pursuant to which Pegasus IV agreed to increase its guaranty of the Company’s obligations pursuant to the amended Loan Agreement.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In conjunction with the Third Amendment and as consideration for Pegasus IV’s execution of the Guaranty Consent, the Company amended and restated the Original Guaranty Extension Agreement with Pegasus IV and entered into the Amended and Restated Guaranty Extension Agreement, dated as of March 15, 2010 (the “Amended Guaranty Extension Agreement”). Pursuant to the Amended Guaranty Extension Agreement, the Company agreed that the fee payable pursuant to the Original Guaranty Extension Agreement would take into account any borrowings made pursuant to the loan increase. The Company further agreed that to the extent Pegasus IV or its assignees fully exercised the Standby Purchase Option and purchased all of the Series D Units that were not subscribed for pursuant to the Rights Offering, the Company would apply all of the proceeds received upon exercise of the Standby Purchase Option to reduce the principal amount outstanding pursuant to the amended Loan Agreement with BMO.

On April 19, 2010, Pegasus IV and certain assignees of Pegasus IV purchased 24,966,925 Series D Units pursuant to the Standby Purchase Option. In total, the Company received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, the Company used the proceeds from the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on its revolving line of credit with BMO.

On April 20, 2010, and as a result of the Company’s sale of Series D Units pursuant to the Standby Purchase Option, the Company and BMO entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement and the Company issued a replacement note (the “Replacement Note”) that decreased the size of the Company’s revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories are stated at the lower of cost (weighted average) or market and consist of the following:

	March 31, 2010	December 31, 2009

Raw materials and components	$14,205,681	$13,082,060
Work-in-process	1,189,622	331,417
Finished goods	2,736,832	2,493,750
Allowance for excess and obsolescence	(7,650,962)	(7,842,603)

	$10,481,173	$8,064,624

Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2010	December 31, 2009

Leasehold improvements	$899,343	$2,727,334
Office furniture and equipment	4,445,668	4,495,919
Tooling, production and test equipment	5,553,147	5,959,658

Total property and equipment	10,898,158	13,182,911
Accumulated depreciation	(7,798,561)	(9,891,615)

Total property and equipment, net	$3,099,597	$3,291,296

Depreciation related to property and equipment was $332,000 and $352,000 for the three months ended March 31, 2010 and 2009, respectively.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Goodwill and Intangibles, net

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008, and their net book values are detailed below as of March 31, 2010 and December 31, 2009:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2010:
Technology and intellectual property	$5,152,229	$(2,716,649)	$2,435,580	0.3 to 14.3 years
Trademarks	1,566,910	(354,668)	1,212,242	3.3 to 18.3 years
Software	2,000,000	(2,000,000)	—	0.0 years
Customer relationships	6,049,000	(1,715,823)	4,333,177	2.3 to 12.3 years
License agreements	7,642,500	(2,691,081)	4,951,419	8.3 years
Non-competition agreements	300,000	(300,000)	—	0.0 years

	$22,710,639	$(9,778,221)	$12,932,418

Goodwill	$5,516,627	$—	$5,516,627

December 31, 2009:
Technology and intellectual property	$5,152,229	$(2,574,421)	$2,577,808	0.5 to 14.5 years
Trademarks	1,566,910	(311,428)	1,255,482	3.5 to 18.5 years
Software	2,000,000	(2,000,000)	—	0.0 years
Customer relationships	6,049,000	(1,525,729)	4,523,271	2.5 to 12.5 years
License agreements	7,642,500	(2,516,325)	5,126,175	8.5 years
Non-competition agreements	300,000	(300,000)	—	0.0 years

	$22,710,639	$(9,227,903)	$13,482,736

Goodwill	$5,770,245	$—	$5,770,245

Total intangible amortization expense was $550,000 and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

The change in goodwill was due to the fluctuation in the foreign currency exchange rate at March 31, 2010 as compared to December 31, 2009.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Short-Term Debt

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding at
Facility	March 31, 2010	December 31, 2009

ABN AMRO Bank, revolving line of credit	$52,890	$—
ABN AMRO term note payable	1,412,775	1,791,525
IFN Finance, working capital line	1,108,548	1,132,229
Bank of Montreal, demand line of credit	21,475,000	15,600,000
Promissory notes issued to related parties	2,034,531	32,846,619
Promissory notes issued to Phillips Electronics	—	5,000,000
Other	22,557	29,800

	$26,106,301	$56,400,173

ABN AMRO Bank

As of March 31, 2010, the ABN AMRO revolving line of credit had a maximum liability of €200,000 and the interest rate on the facility was 6.90% per annum as of both March 31, 2010 and December 31, 2009. As security for the line of credit, ABN AMRO was given a senior security interest in the inventory, property and equipment of Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary. The interest rate on the ABN AMRO fixed-rate term note payable was 4.65% per annum as of both March 31, 2010 and December 31, 2009. The maturity date for both facilities is December 15, 2010. Further, the Company has agreed to reduce the principal amount outstanding on the fixed-rate term note payable with various monthly payments ranging from €25,000 to €200,000 per month, resulting in payment in full by December 15, 2010.

IFN Finance

IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on this facility. The maximum line of credit is €4.0 million and availability is based on 84% of the value of trade receivable invoices. The interest rate on the working line with IFN Finance was 7.15% per annum at both March 31, 2010 and December 31, 2009.

Bank of Montreal

As of March 31, 2010, the BMO revolving line of credit had a maximum liability of $25.0 million. The loan agreement requires monthly payments of interest only and interest is calculated on the outstanding balance at the greater of prime plus 0.50% per annum and 7.25% per annum (7.25% as of both March 31, 2010 and December 31, 2009). The BMO loan matures on written demand by BMO, but in no event later than August 24, 2010. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company, but is guaranteed by Pegasus IV. During the three months ended March 31, 2010 and 2009, the Company recorded guaranty and transaction fee expenses of $675,000 and $46,000, respectively, related to the guarantee of the BMO facility by Pegasus IV. As of March 31, 2010 and December 31, 2009, the Company had accrued total guaranty fees payable to Pegasus IV of $1.4 million and $748,000, respectively, related to the BMO facility, which amounts were included in interest expense.

On April 20, 2010 the Company and BMO entered into the Fourth Amendment and the Company issued the Replacement Note to replace its note with BMO, which decreased the size of the Company’s revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011.

Related Party

As of December 31, 2009, the Company had an outstanding unsecured convertible note to Pegasus IV for $32.8 million with interest accruing at the rate of 14.00% per annum. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Series D Units. As of March 31, 2010, the Company had issued an unsecured promissory note to a related party for $35,000 due in August 2010.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Phillips

On August 27, 2009, the Company entered into the Philips Convertible Note pursuant to which the Company borrowed $5.0 million from Philips Electronics. Interest on the outstanding principal balance under the Philips Convertible Note accrued at the rate of 14.00% per annum. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units.

4. Series D Preferred Stock

On March 3, 2010, the Company consummated the Rights Offering and $35.2 million of principal and interest on the Pegasus Convertible Note and $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively. On March 5, 2010, the Company received $303,000 from the sale of 301,268 Series D Units. As of March 31, 2010, the Series D Preferred Stock outstanding balance was $24.2 million. The Series D Preferred Stock is accounted for as a long-term liability and is recorded in other liabilities on the condensed consolidated balance sheet. On February 23, 2010, the Company received $2.0 million from Pegasus IV as an advance payment for Series D Units pursuant to the Standby Purchase Option. Each share of Series D Preferred Stock underlying the Series D Units is entitled to an annual cumulative dividend of 25.00% of $1.006, subject to adjustment, which compounds annually on the anniversary of the date of issuance. This dividend consists of two parts, the “Exercise Price Accrual” and the “LV Accrual.”

Exercise Price Accrual. The Exercise Price Accrual per share of Series D Preferred Stock is equal to 17.00% of $1.006, compounding annually, and is a non-cash dividend credited to the account of the holder. At the holder’s election, but subject to the limitations described below, the Exercise Price Accrual may only be used for purposes of funding payment of the exercise price of all or a portion of the warrants comprising the other component of the Series D Unit (the “Warrants”). Except in the case of the surrender by a holder of all or a portion of such holder’s Series D Preferred Stock in accordance with the terms of the Warrants, the Exercise Price Accrual may not be separately applied to fund payment of the exercise price of the Warrants until the redemption (or deemed redemption) of the Series D Preferred Stock. Upon the redemption (or deemed redemption) of the Series D Preferred Stock, the Exercise Price Accrual will remain credited (but will no longer compound) to the account of the holder until the earlier of the date that: (i) all such amounts are surrendered by the holder for the exercise of its Warrants or (ii) the Warrants expire. In no event will a holder of Series D Preferred Stock be entitled to accumulate an aggregate Exercise Price Accrual that is greater than the aggregate exercise price of the Warrants held by such holder. The Exercise Price Accrual must be transferred in conjunction with the sale or transfer of the associated Warrants.

LV Accrual. The LV Accrual per share of Series D Preferred Stock is equal to 8.00% of $1.006, compounding annually, and accrues on the liquidation value of the Series D Preferred Stock and is payable in cash solely upon the redemption (or deemed redemption) of the Series D Preferred Stock. The LV Accrual is included in accrued expenses and was $249,000 as of March 31, 2010. If on or prior to September 9, 2010, the Company issues shares of a new series of preferred stock with an annual dividend rate payable in cash, stock or property that is greater than 8%, then the LV Accrual applicable to the Series D Preferred Stock will automatically be increased to that of the new series, and the total annual dividend on the Series D Preferred Stock will be adjusted to reflect such increase.

Priority. In the event of a liquidation, dissolution or similar event, holders of Series D Preferred Stock will have preference over the Company’s common stock to the extent of $1.006 for each share of Series D Preferred Stock plus all accrued dividends (which, except as provided below, would include the payment or credit of all dividends through the eighth anniversary of the date of issuance). The Series D Preferred Stock ranks junior to the liquidation preferences of the holders of the outstanding Series B Preferred Stock and Series C Preferred Stock.

Conversion. In accordance with the terms of the Warrants discussed below, holders of Series D Preferred Stock may surrender their shares in satisfaction of the exercise price of the Warrants. Otherwise, the holders of Series D Preferred Stock have no right to exchange or convert such shares into any other security of the Company.

Redemption. The Company must redeem all outstanding shares of Series D Preferred Stock on the eighth anniversary of the date of issuance or upon the Company’s earlier liquidation, dissolution or change of control (each of which will be deemed to be a redemption). The Company does not otherwise have a right or obligation to redeem the outstanding shares of Series D Preferred Stock.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Liquidation Value. The liquidation value per share of Series D Preferred Stock is equal to the stated purchase price of the Series D Preferred Stock plus any accrued dividends. Upon the scheduled redemption of the Series D Preferred Stock, the Company is required to pay or, in the case of the Exercise Price Accrual, credit, each holder of Series D Preferred Stock an amount equal to $1.006 plus the full amount of the Exercise Price Accrual and the LV Accrual through the eighth anniversary of the date of issuance. In the event of a deemed redemption, which includes the Company’s liquidation, dissolution or change of control, prior to the eighth anniversary of the date of issuance, the Company is required to redeem the Series D Preferred Stock early and pay each holder an amount per share in cash equal to $1.006 plus the earned amount of the LV Accrual as of the date of the deemed redemption. Any unearned portion of the LV Accrual will accelerate as if each holder of Series D Preferred Stock had held the shares until the eighth anniversary of the date of issuance, but this accelerated portion of the LV Accrual will not be payable in cash but will accrue solely for purposes of funding payment of the exercise price of all or a portion of the Warrant(s) held by such holder and be deemed the Exercise Price Accrual for all purposes after such date. Each holder of Series D Preferred Stock will be credited with the earned amount of the Exercise Price Accrual as of the date of the deemed redemption, and any unearned portion of the Exercise Price Accrual will accelerate as if each holder had held the shares until the eighth anniversary of the date of issuance.

Voting Rights. Except as indicated below or otherwise required by law, the holders of Series D Preferred Stock do not have any voting rights.

So long as any shares of Series D Preferred Stock remain outstanding, the Company may not, without the vote or written consent of the holders of at least a majority of the then outstanding shares of Series D Preferred Stock, take any of the following actions:

•	alter, modify or amend the terms of the Series D Preferred Stock;

•	create or issue any new series or class of security that ranks senior to or on parity with the Series D Preferred Stock;

•	increase the authorized number of shares of the Series D Preferred Stock;

•	issue any shares of Series D Preferred Stock other than pursuant to the rights offering or the convertible note agreements with Pegasus IV and Philips; or

•	enter into any agreement or commitment with respect to any of the foregoing.

Transferability. Shares of Series D Preferred Stock are only transferable in conjunction with the sale or transfer of whole Series D Units (each Series D Unit consisting of one share of Series D Preferred Stock and that portion of a Warrant to purchase one share of common stock), and any such sale or transfer must consist of a minimum of 25,000 Series D Units.

Warrants

Each Series D Unit is also comprised of a Warrant representing the right to purchase one share of the Company’s common stock. Each such Warrant has an exercise price of $6.00 per share of common stock except the Warrants included in the Series D Units issued to Philips, which have an exercise price of $12.00 per share. Each Warrant expires on the twelfth anniversary of the date of issuance. The Warrants are exercisable at any time following issuance by delivery of a written exercise notice to the Company and by payment of an amount equal to the exercise price multiplied by the number of shares of common stock being purchased. The Warrants are considered a derivative financial instrument and were recorded as a liability at fair value using the Black Scholes valuation method upon issuance. The subsequent change in fair value as of March 31, 2010 was $2.2 million and is reflected in the statement of operations and comprehensive loss. For accounting purposes only, the Warrants were valued using exercise prices of $2.61 and $8.61 per share versus the stated exercise price of $6.00 and $12.00 per share, respectively. As a result of this accounting, the difference in the exercise price relates to the benefit attributable to the 17% Exercise Price Accrual. The Exercise Price Accrual is not reflected in the accompanying financial statements as dividend or interest expense, but rather as a portion of the Series D Preferred Stock accretion.

Transferability. The Warrants are only transferable in conjunction with the transfer of whole Series D Units (each Series D Unit consisting of one share of Series D Preferred Stock and that portion of a Warrant to purchase one share of common stock), and any such transfer must consist of a minimum of 25,000 Series D Units. Following the redemption (or deemed redemption) of the Series D Preferred Stock, the Warrants will be transferable only in conjunction with the transfer of the corresponding Exercise Price Accrual.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Stockholders’ Equity

Warrants for the Purchase of Common Stock

At March 31, 2010, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of common shares	Exercise Price	Expiration Date

Investors in March 2007 Private Placement	Private Placement A Warrants	722,362	$7.00	March 9, 2012 through June 29, 2012

Pegusus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

6% Convertible Preferred Stockholders	Private Placement	226,644	$6.00	May 10, 2010

Icurie	Marketing agreement	6,250	$6.40	September 13, 2011

ABM Industries Inc.	Marketing services	20,000	$8.00	March 31, 2010

Officers and Directors	Bridge Financing	8,000	$30.00	April 20, 2010

Investors in Series D Preferred Stock	Series D Warrants	35,318,935	$6.00	March 3, 2022
Phillips Electronics	Series D Warrants	5,330,482	$12.00	March 3, 2022

		42,696,905

At March 31, 2010, all warrants shown in the table above were fully vested.

Pursuant to the issuance of the Series C Preferred Stock, the Company issued to the holders of the Series C Preferred Stock warrants to purchase a total of 3,776,078 shares of common stock. These warrants are exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock. These warrants have an exercise price of $0.85 per share and have a term of five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) the anticipated synergies from strategic relationships with technology providers, component suppliers and contract manufacturers and (v) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).

Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings including, but not limited to, the discussions of “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on April 13, 2010 (the “Annual Report”).

Company Overview

We research, design, develop, manufacture and market a range of lighting devices and systems that use light emitting diodes (“LEDs”) as the light source. As compared to traditional lighting devices and systems, our LED lighting devices and systems, some of which are patented and patent-pending, are engineered to enhance lighting performance, reduce energy consumption, increase product life, lower maintenance costs, expand design flexibility and reduce the use of hazardous materials. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong light quality, light output, lamp lifetime and performance at a competitive price.

We source our LED chips from a number of major suppliers and are continuously seeking to develop key strategic relationships with preferred vendors that provide us with advance access to new developments in chip technology and advantageous pricing. By maintaining relationships with a number of LED chip manufacturers, we believe we have the ability to use a variety of LED chips in our products, which has allowed us to develop a competitive advantage relative to vertically integrated LED lighting companies and those companies without similar relationships with major chip manufacturers.

Our revenues are primarily derived from sales of the LED devices and systems described above. Although our financial results are mainly dependent on the level of selling, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions.

Lighting products remained relatively static for 50 years until recently, when lighting became one of the last major markets to be substantially transformed by new technology. Because LED technology remains an emerging and expensive technology that has only recently become more economically viable, market adoption has been slow. Given the current economic downturn, liquidity has been constrained forcing institutions and individuals to substantially reduce capital spending to focus only on critical path expenditures. LED lighting products have been a discretionary rather than mandatory investment, and as a result, sales of our devices and systems have been negatively impacted. We believe that as the global economy grows and provides institutions and individuals with greater liquidity, sales of our devices and systems will increase.

Our technology integration expertise coupled with strategic agreements with certain key suppliers, advances in LED technologies, and reductions in LED prices by chip manufacturers, have enabled us to launch our next generation LED retrofit lamps at, we believe, the lowest lumens/watt/dollar currently available in the marketplace. Our products deliver approximately 50% more lumens than other comparable LED products. Because our LED products use 60% to 80% less energy than comparable traditional lighting products and the competitive suggested retail prices for our products, our customers are more quickly realizing the benefits of converting to our product line in order to consume less energy, which results in lowered electric bills. Some of our current customers have indicated that our products have a payback period of under one year.

We have also expanded distribution of our retrofit LED lamps. The Home Depot is now offering our A19 retrofit lamp and will be carrying a full line of our retrofit LED lamps under The Home Depot’s ECOSMART trademark. In addition, we expect to offer LED-based luminaires to The Home Depot. Our A19 retrofit lamp currently retails for $19.97, which we believe is approximately half the price of most other similar products offered by our largest competitors. Another line of our retrofit LED lamps is being purchased by a major lighting company for resale through its channels of distribution under its own trademark. A third line of our retrofit LED lamps is being sold under our Definity trademark through electrical wholesalers and directly to the hospitality and retail industry. We also anticipate selling certain of these lamps to a big box warehouse retailer under our own or another brand.

In addition, we recently announced several new LED lighting products including our Factor 4 LED Luminaire, which is about one quarter of the size and weight of comparable conventional lighting devices offering equivalent light output at 75% greater efficiency. Our infrastructure product line has also been expanded with two new lines of curb to door (“C2D”) exterior lighting products: the sleek modern C2D line; and the traditional series. Curb-to-door lighting includes streetlights, post top lights, pathway lighting and wallpacks. At LightFair 2010, we also unveiled a DEFINITY line 9 watt LED A19 bulb, which is a direct replacement for the commonly used 60 watt incandescent bulb. Tests show that our 9 watt LED A19 bulb is 80% more efficient than the 60 watt incandescent bulb, and we expect these bulbs to be available for retail in the third quarter of 2010.

Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, we intend to utilize our strategic partnerships to help reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believe our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales. Similar to many manufacturing companies, we expect to benefit from economies of scale, meaning that as unit sales increase, our average cost of production per unit should decrease, which would positively impact our financial results.

Recent Events

On March 3, 2010, we consummated a rights offering (the “Rights Offering”) and sold 301,268 units of our securities (“Series D Units”) to certain of our existing securityholders for approximately $303,000. Each Series D Unit was issued for $1.006 and consisted of one share of our Series D Non-Convertible Preferred Stock (“Series D Preferred Stock”) and one warrant to purchase one share of our common stock at an exercise price of $6.00 per share, except the warrants included in the Series D Units issued to Philips, which have an exercise price of $12.00 per share. Upon consummation of the Rights Offering, approximately $35.2 million of principal and interest on the our convertible note agreement with Pegasus Partners IV, L.P. (“Pegasus IV”) and $5.4 million of principal and interest on our convertible note agreement with Koninklijke Philips Electronics N.V. (“Philips”) converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively

On April 19, 2010, Pegasus IV and its assignees elected to purchase additional Series D Units pursuant to the option (the “Standby Purchase Option”) previously granted to Pegasus IV in the convertible note agreement (the “Pegasus Convertible Note”), dated as of August 27, 2009, between us and Pegasus IV. Pegasus IV and of its assignees purchased 24,966,925 Series D Units pursuant to the Standby Purchase Option. In total, we received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, we used the proceeds from the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with Bank of Montreal (“BMO”).

On April 20, 2010 we entered into the Fourth Amendment to the BMO Loan Authorization Agreement (the “Fourth Amendment”) and issued a Replacement Note to BMO, which decreased the size of our revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment.

On April 26, 2010, we announced that we have received a preliminary allocation of the tax-exempt private activity bond authority of the State of Florida for the recovery zone facility bonds in an amount up to approximately $18.7 million (the “Allocation”). This award was granted pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”) by the Board of County Commissioners (the “Board”) of Brevard County, Florida (the “County”). The application submitted by the Company describes the proposed project as consisting of the potential acquisition and development of a new R&D, engineering, design, and manufacturing facility in the County (the “Project”). The Allocation is expressly contingent upon a number of approvals by the County, including: (i) acceptance and approval of proof that the Project, revenues generated by the Project, or revenues otherwise available for debt service are sufficient to make the financing feasible and (ii) us providing proof of security for the payment of debt service in a manner satisfactory to the County. The Allocation is also contingent upon us securing either: (i) a bond rating in one of the highest four ratings by a nationally recognized rating service; (ii) the private placement or sale of the bonds to accredited investors; (iii) a letter of credit from a bank, savings and loan association, or other guarantor deemed creditworthy by the County backing the bonds; or (iv) bond insurance guaranteeing payment of the principal and interest of the bond. Additionally, the Board has reserved the right to refuse to finance the Project at any time prior to the Board’s execution of a bond purchase agreement or other instrument similarly binding the County to the sale and delivery of the bonds. The Allocation also remains subject to approval by our board of directors

Critical Accounting Policies and Estimates

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 as set forth herein.

General Financial Overview

With the increasing acceptance of our products, we have seen an increase in demand for our products and as a result, our backlog, which represents actual customer purchase orders, has increased from $4.5 million at December 31, 2009 to $8.1 million as of March 31, 2010. As of May 14, 2010, our backlog was $9.2 million. During the first quarter of 2010, we saw the impact of the higher than normal cost for the initial launch of several new products. This increased cost was primarily associated with the need to expedite long lead-time material to meet the increasing demand. While these supply issues are being addressed, we expect they will have an impact on our gross margins in the second quarter.

Gross Margin

	Three Months Ended March 31,
	2010	2009
Revenue	$5,433,944	$8,346,105
Cost of goods sold	4,311,444	7,130,178

Gross margin	$1,122,500	$1,215,927

Gross margin percentage	20.7%	14.6%

During the first four months of 2010, we entered into new arrangements with key suppliers, customers and a contract manufacturer that provide us with favorable terms on key components and production capacity that are necessary to produce our products. We believe that these arrangements will have a positive impact on our cost of goods sold and our gross margins in the future. Some of the improvement in the gross margin for the three months ended March 31, 2010 was partially due to the favorable terms of these arrangements.

Total Operating Expenses, excluding certain non-cash expenses

	Three Months Ended March 31,
	2010	2009

Revenue	$5,433,944	$8,346,105

Total operating expenses	8,770,475	15,364,657
Less:
Stock based compensation	(828,282)	(820,219)
Depreciation and amortization	(882,368)	(1,398,024)

Net operating expenses	7,059,825	13,146,414

Percentage of revenue	129.9%	157.5%

During 2009 we took significant steps to reduce our total operating expenses, excluding certain non-cash expenses. We expect to continue this trend as we establish tighter fiscal controls, stabilize our inventory reserves and consolidate certain general and administrative functions in our remaining locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of goods sold	79.3%	85.4%

Gross margin	20.7%	14.6%

Operating expenses:
Sales and marketing	37.1%	21.7%
Operations	50.7%	49.9%
General and administrative	57.4%	95.7%
Depreciation and amortization	16.2%	16.8%

Total operating expenses	161.4%	184.1%

Loss from operations	(140.7)%	(169.5)%

Other income (expense)
Interest income	0.0%	0.0%
Interest expense	(35.6)%	(11.0)%
Increase in fair value of Warrants included in Series D Units	(41.1)%	0.0%
Dividends on preferred stock	(4.8)%	(0.1)%
Accretion of preferred stock	(3.8)%	(0.4)%
Other expense, net	(0.1)%	(0.9)%

Total other income (expense)	(85.4)%	(12.4)%

Loss before income tax benefit	(226.1)%	(181.9)%

Income tax benefit	(1.7)%	(1.1)%

Net loss	(224.4)%	(180.8)%

Dividend requirements
6% return on Series B Preferred Stock	4.7%	2.9%
8% return on Series C Preferred Stock	1.3%	0.8%

Net loss attributable to common stock	(230.4)%	(184.4)%

Net loss	(224.4)%	(180.8)%

Foreign currency translation loss	(10.4)%	(9.1)%

Comprehensive loss	(234.8)%	(189.9)%

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$5,433,944	$8,346,105	(2,912,161)	-34.9%	100.0%	100.0%
Cost of goods sold	4,311,444	7,130,178	(2,818,734)	-39.5%	79.3%	85.4%
Sales and marketing	2,013,593	1,815,250	198,343	10.9%	37.1%	21.7%
Operations	2,755,409	4,164,006	(1,408,597)	-33.8%	50.7%	49.9%
General and administrative	3,119,105	7,987,377	(4,868,272)	-60.9%	57.4%	95.7%
Depreciation and amortization	882,368	1,398,024	(515,656)	-36.9%	16.2%	16.8%
Interest income	960	—	960	100.0%	0.0%	0.0%
Interest expense	(1,932,504)	(920,477)	(1,012,027)	109.9%	-35.6%	-11.0%
Increase in fair value of Warrants included in Series D Units	(2,234,471)	—	(2,234,471)	100.0%	-41.1%	0.0%
Dividends on preferred stock	(258,335)	(9,425)	(248,910)	2641.0%	-4.8%	-0.1%
Accretion of preferred stock	(206,835)	(31,072)	(175,763)	565.7%	-3.8%	-0.4%
Other expense, net	(5,585)	(78,776)	73,191	-92.9%	-0.1%	-0.9%
Income tax benefit	(91,512)	(91,439)	(73)	0.1%	-1.7%	-1.1%

Revenues

Revenues decreased $2.9 million, or 34.9%, to $5.4 million for the three months ended March 31, 2010 from $8.3 million in the three months ended March 31, 2009. Revenues consisted mainly of sales to original equipment manufacturers (“OEMs”) in the general illumination, gaming and retail display sectors. Revenues for the three months ended March 31, 2009 included $1.9 million for the completion of a major custom project in Asia, which was accounted for under the completed contract method of revenue recognition. There were no major custom projects completed in the three months ended March 31, 2010. In addition, our current quarter sales were affected by the limited availability of required components, which combined with a robust order flow in March, led to an increase in our backlog as of March 31, 2010 to $8.1 million compared to a backlog of $4.5 million as of December 31, 2009. In addition, revenues from our Netherlands based subsidiary decreased by $913,000 for the three months ended March 31, 2010 as compared with the corresponding period in 2009. Foreign exchange rates did not have a material effect on the decrease in revenues for the current period.

Cost of Goods Sold

Cost of goods sold decreased $2.8 million, or 39.5%, to $4.3 million for the three months ended March 31, 2010 from $7.1 million in the three months ended March 31, 2009. The decrease in cost of goods sold was primarily due to the corresponding decrease in sales.

Cost of goods sold as a percentage of revenues decreased for the three months ended March 31, 2010 to 79.3% (or a gross margin of 20.7%) as compared to 85.4% (or a gross margin of 14.6%) for the three months ended March 31, 2009. The improvement in the cost of goods sold for the three months ended March 31, 2010 compared with the corresponding period in 2009 was mainly due to the favorable terms of our newly entered into arrangements with customers, suppliers and a contract manufacturer, as well as the mix of products sold during the first quarter of 2010.

Sales and Marketing

Sales and marketing expenses increased $198,000, or 10.9%, to $2.0 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. The increase in the three month period ended March 31, 2010 was primarily due to an increase in personnel expenses resulting from the reorganization and expansion of our sales and marketing group.

Operations

Operations expenses decreased by $1.4 million, or 33.8%, to $2.8 million for the three months ended March 31, 2010 from $4.2 million in the three months ended March 31, 2009. The decrease was primarily due to a decrease in both facility and personnel costs related to the closing of our New Jersey facility in the third quarter of 2009.

General and Administrative

General and administrative expenses decreased by $4.9 million, or 60.9%, to $3.1 million for the three months ended March 31, 2010 from $8.0 million in the three months ended March 31, 2009. The decrease in general and administrative expenses was due primarily to a decrease in legal fees of $2.8 million resulting from the resolution of our litigation with Philips and its affiliates in August 2009 and savings due to the closing of both our Dallas and New Jersey facilities in the second and third quarters of 2009, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $516,000, or 36.9%, to $882,000 in the three months ended March 31, 2010 from $1.4 million in the three months ended March 31, 2009. The decrease was primarily due to the change in useful lives of certain intangible assets that occurred during 2009. As a result, the amortization expense for the three months ended March 31, 2010 was significantly decreased as compared to the corresponding period in 2009.

Interest Expense

Interest expense increased by $1.0 million, or 109.8%, to $1.9 million for the three months ended March 31, 2010 from $920,000 in the three months ended March 31, 2009. The significant increase in the interest expense recorded in the three months ended March 31, 2010, as compared with the corresponding period in 2009, was primarily due to: (i) an increase in interest expense on our revolving line of credit with BMO for the three months ended March 31, 2010, (ii) an increase in amortization guaranty fees on the BMO line of credit due to the increase in the guaranty fee percentage from 1.00% to 15.00% in August 2009, (iii) an increase in interest expense on promissory notes issued to Pegasus IV resulting from the increase in the outstanding balance in the current quarter compared to the prior year quarter, and (iv) interest expense on the Philips Convertible Note for the three months ended March 31, 2010, which was not outstanding in the three months ended March 31, 2009.

Increase in Fair Value of Warrants Included in Series D Units

Fair value of Warrants included in Series D Units are accounted for as a liability and changes in the fair value are determined using the Black Scholes Model. The fair value increased by $2.2 million from March 3, 2010, the date of issuance, through March 31, 2010 primarily due to an increase in the price of our common stock.

Dividends on Preferred Stock

Dividends on preferred stock increased by $249,000 for the three months ended March 31, 2010 to $258,000 from $9,000 in the three months ended March 31, 2009. This increase was due to $249,000 of dividend expense incurred on the outstanding shares of Series D Preferred Stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were required to be redeemed on May 10, 2010, and we are currently in the process of completing the redemption.

Accretion of Preferred Stock

Accretion of preferred stock increased by $176,000 for the three months ended March 31, 2010 to $207,000 from $31,000 in the three months ended March 31, 2009. This increase was due to $176,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Expense, Net

Other expense, net decreased by $73,000 for the three months ended March 31, 2010 to net expense of $6,000 from $79,000 in the three months ended March 31, 2009. This decrease was mainly due to $61,000 and $19,000 of other expenses, net incurred by our Australian subsidiary and LSGBV, respectively, during the three months ended March 31, 2009 that were not incurred in the three months ended March 31, 2010.

Income Tax Benefit

The income tax benefit was $92,000 for the three months ended March 31, 2010, as compared to $91,000 in the three months ended March 31, 2009. The benefit recognized during the three months ended March 31, 2010 was mainly due to the intangible assets recorded by Lighting Science Group B.V. (“LSGBV”), our operating subsidiary in the Netherlands. Due to our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets and the tax benefits relating to our losses were fully reserved.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. As of March 31, 2010, we also had a substantial balance of short-term debt. Our primary sources of liquidity have been short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance, and other short-term loans. We are currently dependent on Pegasus IV for our liquidity needs because our other historical sources of liquidity are insufficient or unavailable to meet our anticipated working capital needs. The Company is currently seeking to obtain a working capital facility from a financial institution. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of May 14, 2010, we had a backlog of open orders of $9.2 million, the majority of which we expect to ship throughout the balance of 2010.

On April 19, 2010, we used the proceeds from the sale of Series D Units pursuant to the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with BMO. On April 20, 2010 we entered into the Fourth Amendment with BMO and issued a Replacement Note to BMO, which decreased the size of our revolving line of credit from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment. As of April 30, 2010, $8.3 million of the BMO line of credit was available to us.

	Three Months Ended March 31,
	2010	2009
Cash flow activities:
Net cash used in operating activities	$(7,045,331)	$(8,033,378)
Net cash used in investing activities	(207,200)	(121,526)
Net cash provided by financing activities	7,615,175	7,912,032

Operating Activities

Cash used in operating activities was $7.0 million for the three months ended March 31, 2010 as compared to $8.0 million for the three months ended March 31, 2009. The primary decrease in the use of cash in operations was due to the reduction in the net loss for the three months ended March 31, 2010 of $11.4 million as compared to a net loss of $15.1 million in the corresponding period of 2009. The effects of the reduction in net loss were offset by an increase in inventories of $2.2 million due to the build-up of parts and components to launch our next generation lamps and an increase in prepaid expenses and other current assets of $1.4 million due to deposits required on parts and components from certain suppliers, primarily in Asia, and prepaid costs associated with the Rights Offering.

These cash uses were partially offset by a decrease in accounts receivables of $492,000, an increase in accounts payable of $1.4 million, an increase in accrued expenses and other liabilities of $1.2 million, and an increase in unearned revenue of $1.6 million. Accounts payable increases were primarily related to the increased purchases for inventory and increases in unearned revenue were due to the payments received on a custom project that was still in process as of March 31, 2010.

Investing Activities

Cash used in investing activities was $207,000 for the three months ended March 31, 2010 as compared to $122,000 for the three months ended March 31, 2009. The total cash used in investing activities for the three months ended March 31, 2010 was for the purchase of additional property and equipment.

Financing Activities

Cash provided by financing activities was $7.6 million for the three months ended March 31, 2010 compared to $7.9 million for the three months ended March 31, 2009. The cash provided by financing activities for the current year quarter consisted primarily of $5.9 million in proceeds from additional draws on our lines of credit or other short term borrowings, a $2.0 million advance from Pegasus and $303,000 in proceeds from the issuance of 301,268 Series D Units pursuant to the Rights Offering. This was partially offset by $642,000 in payments on outstanding short- and long-term debt.

Convertible Notes and Credit Facilities

On August 27, 2009, we entered into the Pegasus Convertible Note, which had a total principal amount of $32.8 million and represented the then-outstanding principal and accrued interest on a previous note that we issued to Pegasus IV that terminated on the same date. As with the original convertible note, interest on the Pegasus Convertible Note accrued at the rate of 14.00% per annum. The outstanding principal and interest was scheduled to mature upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Rights Offering. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Series D Units.

Philips Convertible Note

On August 27, 2009, in conjunction with the Release Agreement between, among other parties, us and Philips, we entered into a convertible note agreement with Philips (the “Philips Convertible Note”) pursuant to which we borrowed $5.0 million from Philips. Interest on any outstanding principal balance under the Philips Convertible Note accrued at the rate of 14.00% per annum. All principal and interest on the Philips Convertible Note was due on the earliest of the following three dates: (a) July 31, 2010, (b) the date of the consummation of the Rights Offering or (c) the first business day immediately following the date on which we notified Philips that Pegasus IV had voluntarily converted the outstanding principal and interest under the Pegasus Convertible Note. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units.

Other Credit Facilities

On April 20, 2010, we entered into the Fourth Amendment with BMO and issued a replacement note to BMO, which decreased the size of our demand line of credit from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment. The demand line of credit is available to us for working capital and other corporate purposes.

LSGBV has also negotiated short- and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. On March 19, 2010, the total amount outstanding under the ABN AMRO facilities was $1.1 million and the total amount outstanding under the IFN Finance facility was $966,000. Our short- and long-term debt facilities with ABN AMRO are scheduled to mature on December 15, 2010 and we have agreed to reduce the principal amount outstanding on these facilities on a monthly basis until maturity. The working capital facility with IFN Finance matures on November 14, 2010.

We paid dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. We were required to redeem all of our outstanding shares of 6% Convertible Preferred Stock on May 10, 2010, and we are currently in the process of completing the redemption. Based on the number of shares of 6% Convertible Preferred Stock currently outstanding, we expect to pay up to $630,000 to redeem the outstanding shares.

Rights Offering

On March 3, 2010, we consummated the Rights Offering and received approximately $303,000 from the sale of 301,268 Series D Units to certain of our existing securityholders. Pursuant to the Standby Purchase Option, Pegasus IV and its assignees had the option to acquire the 24,966,925 Series D Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, we received $2.0 million from Pegasus IV as an advance payment for Series D Units pursuant to the Standby Purchase Option. On April 18, 2010, Pegasus IV and its assignees elected to purchase the remaining Series D Units pursuant to the Standby Purchase Option. In total, Pegasus IV, certain existing securityholders and certain assignees of Pegasus IV purchased 24,966,925

Series D Units, and we received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, we used the proceeds from the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with BMO.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2010 were not effective due to the material weaknesses identified below:

(1) Financial Reporting and Consolidation – Controls surrounding the overall financial reporting and consolidation process were inadequate to close the books, consolidate information, and assemble all pertinent information and identify adjustments in a timely manner due to the following:

•

The book-closing process was not streamlined due to limited IT application functionality and disparate general ledger applications and charts of accounts between the United States and European entities.

•	Key accounting policies for preparing and reviewing the financial statements have not been formally documented.

(2) Segregation of Duties and IT Application Access – We identified various segregation of duties issues across all areas of accounting and reporting due to the limited size of the accounting staff. In addition, it was not possible to properly restrict access to certain accounting records because of limited functionality of current IT applications.

(3) Inventory Accounting – In general, there was an overall lack of internal controls over inventory accounting. During our assessment of the internal control process, we identified the following internal control gaps:

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

(4) Classification of Project Costs – Our current process does not allow for the complete capture of certain costs to work-in-process inventory for custom solution lighting projects. Specifically, we do not have a methodology to reconcile the completeness of labor costs to the correct projects, support labor burden assumptions, reconcile the completeness of materials purchased to projects, or allocate manufacturing overhead for large, open projects. As a result, potential costs that should have been captured as work-in-process inventory and pushed through cost of goods sold could have instead been captured as selling, general and administrative expenses.

(5) Entity Level Controls – Although various entity level controls were noted to be in place within each component of the COSO Framework, the following important entity level controls were not in place as of March 31, 2010:

•	a whistleblower hotline did not exist to report suspicion of unethical or illegal conduct;

•	an approval/authority matrix to align roles and key processes supporting financial reporting objectives; and

•	our systems efforts did not support segregation of duties.

(6) Formal Policies and Procedures – In general, there was an overall lack of formal policies and standardized procedures across numerous accounting cycles. Numerous internal control gaps and control failures were identified during management’s assessment across all key accounting processes, increasing the likelihood that in the aggregate, a material error could occur and go undetected.

Changes in Internal Control over Financial Reporting

Since the prior fiscal year end, we have made progress implementing certain remediation plans to address the material weaknesses described above, although none have been entirely resolved and fully tested. Specifically during the three months ended March 31, 2010, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The standardization of the U.S. chart of accounts across different locations;

•	The implementation of controls over the purchasing of inventory components;

•	The drafting and implementation of a methodology over the evaluation of inventory reserve requirements and the associated approval of such results;

•	The initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•	The implementation of an inventory management system designed to automate and systematize internal control over inventory; and

•

The initial steps towards a planned future implementation of the financial modules of an Enterprise Resource Planning system designed to automate and systemize certain internal controls over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: May 17, 2010	By	/S/ ZACHARY S. GIBLER
Zachary S. Gibler
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By	/S/ JONATHAN T. COHEN
Jonathan T. Cohen
Vice-President and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.1	Employment Letter, dated October 27, 2009 between Lighting Science Group Corporation and Jonathan T. Cohen (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2010, File No. 0-20354, and incorporated herein by reference)..

10.2	Third Amendment to Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of March 15, 2010, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

10.3	Replacement Demand Note, dated as of March 15, 2010, issued by Lighting Science Group Corporation to Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

10.4	Amended and Restated Guaranty Extension Agreement, dated as of March 15, 2010 by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 19, 2010, File No. 0-20354, and incorporated herein by reference).

10.5	Fourth Amendment to the Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of April 20, 2010, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2010, File No. 0-20354, and incorporated herein by reference).

10.6	Replacement Demand Note, dated April 20, 2010, issued by Lighting Science Group Corporation to Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 21, 2010, File No. 0-20354, and incorporated herein by reference).

10.7	Separation Agreement, dated April 30, 2010, between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.8	Employment Letter, dated April 7, 2010 between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.