Form 10-Q
period 2010-06-30
LIGHTING SCIENCE GROUP CORP
filed 2010-08-13
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 9, 2010, was 31,147,368 shares, including 176,668 shares of restricted common stock that have voting rights, but have not been issued.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash	$18,524,994	$267,048
Accounts receivable, net of allowance for doubtful accounts	5,329,112	5,020,226
Inventories, net of allowances	11,912,194	8,064,624
Deferred income tax, net	—	682,227
Prepaid expenses and other current assets	3,464,634	1,472,018

Total current assets	39,230,934	15,506,143

Property and equipment, net	3,133,475	3,291,296

OTHER ASSETS
Intangible assets, net	5,456,838	13,482,736
Goodwill	1,626,482	5,770,245
Other long-term assets	159,639	418,394

Total other assets	7,242,959	19,671,375

TOTAL ASSETS	$49,607,368	$38,468,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Short-term debt (includes $32,846,619 of related party loans in 2009)	$2,310,147	$56,400,173
Current portion of long-term debt	98,158	110,322
Accounts payable	10,965,849	7,496,633
Accrued expenses	3,145,054	6,190,129
Unearned revenue	813,400	12,631
6% Convertible Preferred Stock, $.001 par value, 2,656,250 shares authorized, 70,864 (2009 - 196,902) shares issued and outstanding. Liquidation value of $226,765 and $630,086 in 2010 and 2009, respectively	226,765	585,549

Total current liabilities	17,559,373	70,795,437

OTHER LIABILITIES
Long-term debt, less current portion	49,891	117,447
Manditorily redeemable Series D Preferred Stock, $0.001 par value, 79,000,000 shares authorized, 67,172,202 shares issued and outstanding. Liquidation value $69,074,770	37,732,459	—
Manditorily redeemable Series E Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 235,295 shares issued and outstanding. Liquidation value $30,046,140	12,177,598	—
Warrants included in Series D Units	110,086,710	—
Warrants included in Series E Units	17,412,805	—
Other long-term liabilities	3,254,064	1,805,334

Total other liabilities	180,713,527	1,922,781

TOTAL LIABILITIES	198,272,900	72,718,218

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Series B Preferred Stock, $.001 par value, 2,000,000 shares authorized, issued and outstanding. Liquidation value $17,643,605 (2009 - $17,127,642)	2,000	2,000
Series C Preferred Stock, $.001 par value, 251,739 shares authorized, issued and outstanding. Liquidation value $3,616,265 (2009 - $3,476,066)	252	252
Common stock, $.001 par value, 400,000,000 shares authorized, 30,690,489 (2009 - 29,873,846) shares issued and outstanding	30,691	29,874
Additional paid-in-capital	117,977,335	116,447,080
Accumulated deficit	(262,575,146)	(148,002,652)
Accumulated other comprehensive loss	(4,100,664)	(2,725,958)

TOTAL STOCKHOLDERS’ DEFICIT	(148,665,532)	(34,249,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,607,368	$39,054,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$9,759,159	$5,922,866	$15,193,103	$14,268,971
Cost of goods sold	10,533,830	4,035,796	14,845,274	11,165,974

Gross margin	(774,671)	1,887,070	347,829	3,102,997

Operating expenses:
Sales and marketing	2,808,733	1,711,040	4,822,326	3,526,290
Operations	3,980,803	4,410,437	6,736,212	8,574,443
General and administrative	3,908,005	5,646,117	7,027,110	13,633,494
Impairment of goodwill and other intangible assets	10,455,009	—	10,455,009	—
Depreciation and amortization	844,766	1,475,443	1,727,134	2,873,467

Total operating expenses	21,997,316	13,243,037	30,767,791	28,607,694

Loss from operations	(22,771,987)	(11,355,967)	(30,419,962)	(25,504,697)

Other income (expense):
Interest expense, net	(383,681)	(1,419,371)	(2,315,225)	(2,339,848)
Increase in fair value of Series D warrants and Series E warrants, net	(76,862,771)	—	(79,097,242)	—
Dividends on preferred stock	(1,307,765)	(8,869)	(1,566,100)	(18,295)
Accretion of discount on preferred stock	(574,707)	(31,418)	(781,542)	(62,490)
Other income (expense), net	12,846	(120,160)	7,261	(198,935)

Total other income (expense)	(79,116,078)	(1,579,818)	(83,752,848)	(2,619,568)

Loss before income tax expense (benefit)	(101,888,066)	(12,935,785)	(114,172,810)	(28,124,265)

Income tax expense (benefit)	491,196	(81,271)	399,684	(172,710)

Net loss	$(102,379,261)	(12,854,514)	$(114,572,494)	$(27,951,555)

Dividend requirements
6% return on Series B Preferred Stock	254,646	246,137	515,964	485,989
8% return on Series C Preferred Stock	71,179	65,724	140,199	129,455

Net loss attributable to common stock	$(102,705,086)	$(13,166,375)	$(115,228,657)	$(28,566,999)

Basic and diluted net loss per weighted average common share	$(3.38)	$(0.45)	$(3.82)	$(0.98)

Basic and diluted weighted average number of common shares outstanding	30,400,238	29,227,023	30,138,496	29,122,885

Net loss	$(102,379,261)	$(12,854,514)	$(114,572,494)	$(27,951,555)

Foreign currency translation loss (gain)	(745,330)	1,967,607	(2,138,593)	1,204,329

Comprehensive loss	$(103,124,591)	$(10,886,907)	$(116,711,087)	$(26,747,226)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(114,572,494)	$(27,951,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,727,134	2,873,467
Impairment of goodwill and other intangible assets	10,455,009	—
Expenses paid by issuance of common stock and warrants	835,651	802,199
Non-cash stock option and restricted stock compensation expense	691,759	1,297,557
Accretion of preferred stock redemption value	781,542	62,490
Increase in fair value of warrants	79,097,242	2,731
Dividends on preferred stock	1,566,100	—
Loss on disposal of assets	185,489	28,815
Deferred income tax	399,684	(335,959)
Changes in operating assets and liabilities:
Accounts receivable	(297,513)	(433,514)
Inventories	(3,433,250)	(697,494)
Prepaid expenses and other current and long-term assets	(2,363,493)	1,163,990
Accounts payable	3,245,712	4,834,036
Accrued expenses and other liabilities	1,318,154	862,277
Unearned revenue	800,769	725,658

Net cash used in operating activities	(19,562,505)	(16,765,302)

INVESTING ACTIVITIES
Purchase of property and equipment	(816,942)	(694,552)
Sale of property and equipment	4,500	—

Net cash used in investing activities	(812,442)	(694,552)

FINANCING ACTIVITIES
Proceeds from draws on line of credit and other short-term borrowings	14,207,260	128,480
Payment of amounts due under line of credit and other short-term borrowings	(28,750,000)	(12,024,580)
Proceeds from issuance of promissory notes	—	29,699,999
Payment of amounts due under promissory notes	—	(7,500)
Payment of short and long-term debt	(1,282,462)	(396,831)
Proceeds from issuance of common stock	3,662	—
Redemption of 6% Convertible Preferred Stock	(403,322)
Payment of 6% Convertible Preferred Stock dividends	(17,116)
Proceeds from issuance of manditorily redeemable Series D Preferred Stock	25,379,144
Proceeds from issuance of manditorily redeemable Series E Preferred Stock	30,000,113	—

Net cash provided by financing activities	39,137,279	17,399,568

Effect of exchange rate fluctuations on cash	(504,386)	222,999

Net increase in cash	18,257,946	162,713
Cash balance at beginning of period	267,048	254,538

Cash balance at end of period	$18,524,994	$417,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$337,567	$399,070

Taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
6% convertible Preferred Stock dividends paid and deducted in arriving at net loss	$17,116	$9,425

Conversion of notes payable and accrued interest to Series D Units	$40,590,240	$—

Conversion of accrued guaranty fees and interest to Series D Units	$1,605,852	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and its business today is the result of the combination of the products, patents, intellectual property, assets and businesses of four light emitting diode (“LED”) lighting companies. The Company researches, designs, develops, manufactures and markets a range of lighting devices and systems that use LEDs as the light source. LEDs are semiconductor devices that emit light when electric currents are passed through them.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2010 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenues and Accounts Receivable

The Company records revenues and accounts receivable when its products are shipped and title passes to customers. When product sales are subject to certain customer acceptance terms, revenue from such sale is recognized once these terms have been met.

The Company recognizes revenue on its long term, fixed price, custom design projects using the percentage of completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

For smaller or shorter term custom design projects or projects where estimated total costs cannot be determined, revenue is recognized using the completed contract method and revenue is recognized upon substantial completion and acceptance by the customer of each project. Amounts received as deposits against future completion of completed contract method projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

The Company records an allowance for doubtful accounts, reducing its accounts receivable to an amount it considers collectible. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues, because such issues relate to specific transactions or customer balances. As of June 30, 2010 and December 31, 2009, accounts receivable of the Company were reflected net of reserves of $600,000 and $655,000, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value of Financial Instruments

Cash, accounts receivable, notes and accounts payable, amounts due under the lines of credit, promissory notes, including convertible notes, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value.

Mandatorily redeemable shares of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock) and mandatorily redeemable Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) are carried at book value amounts, which approximate fair value due to the recent issuance of these instruments.

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

For goodwill, the fair value of the Lighting Science Group, B.V. (“LSGBV”) reporting unit and the associated goodwill was estimated using the discounted cash flow method, which was based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a discount rate of 17%. Amortizable intangible assets were written down to their estimated fair values as of June 30, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill.

The fair value of the interest rate swap (used for non-speculative purposes) was based on observable yield curves.

The Company has applied liability accounting to the warrants underlying its Series D Units and Series E Units, as defined in note 2. These warrants have been recorded at fair value using the Black Scholes valuation method.

The Company has also applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value using the Black Scholes valuation method.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2010, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on June 30, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Intangible assets	$—	$—	$5,456,838
Goodwill	—	—	1,626,482

	$—	$—	$7,083,320.00

Liabilities (Recurring):
Warrants included in Series D Units	$—	$110,086,710	$—
Warrants included in Series E Units	—	17,412,805	—
Liabilities under deriviative contracts	—	24	—

	$—	$127,499,539	$—

The following table sets forth ,by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on December 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Interest rate swap	$—	$21,745	$—

	$—	$21,745	$—

Liabilities (Recurring):
Liabilities under deriviative contracts	—	1	—

	$—	$1	$—

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company recorded an increase of $581,000 in its valuation allowance for the three and six months ended June 30, 2010. The Company believes the increase is appropriate based on its pre-tax losses in the current period and the past several years. Accounting guidelines provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. The Company does not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on its financial statements.

2. LIQUIDITY AND CAPITAL RESOURCES

As disclosed in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. Recent increases in backlog coupled with potential sales under newly formed business relationships may significantly increase our working capital needs during the remainder of 2010 and early 2011. The Company is currently dependent on Pegasus Partners IV, L.P. (“Pegasus IV”) for its liquidity needs because the Company’s other historical sources of liquidity have been insufficient or unavailable to meet the Company’s anticipated working capital needs.

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

On March 3, 2010, the Company consummated a rights offering (the “Rights Offering”) pursuant to which it offered certain of its existing security holders 25,268,193 units of its securities (the “Series D Units”), with each Series D Unit consisting of one share of the Company’s Series D Preferred Stock and a warrant entitling the holder thereof to purchase one share of common stock for $6.00 per share of common stock, except the warrants composing the Series D Units issued to Philips, which have an exercise price of $12.00 per share of common stock. As a result of the consummation of the Rights Offering $35.2 million of principal and interest on the Pegasus Convertible Note converted into 35,017,667 Series D Units and $5.4 million of principal and interest on the Philips Convertible Note converted into 5,330,482 Series D Units.

On the closing date of the Rights Offering, the Company received $303,000 for the sale of 301,260 Series D Units. Pursuant to the Pegasus Convertible Note, the Company previously granted Pegasus IV or its assignees the option (the “Standby Purchase Option”) to acquire any or all of the Series D Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, the Company received $2.0 million from Pegasus IV as an advance payment for Series D Units pursuant to the Standby Purchase Option, which advanced payment accrued interest at 14% per annum.

On April 19, 2010, Pegasus IV and certain assignees of Pegasus IV purchased 24,966,925 Series D Units and the Company received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, the Company used the proceeds from the Rights Offering and the exercise of the Standby Purchase Option to repay the $22.4 million outstanding principal balance on its revolving line of credit with Bank of Montreal (“BMO”).

On April 20, 2010, and as a result of the Company’s sale of Series D Units pursuant to the Standby Purchase Option, the Company and BMO entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement and the Company issued a replacement note ( “Replacement Note A”) that decreased the size of the Company’s revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment. On the same date and in connection with the Fourth Amendment, Pegasus IV executed a Guarantor’s Acknowledgement and Consent (the “Guaranty Consent”) pursuant to which Pegasus IV acknowledged its guaranty of the Company’s obligations pursuant to the amended Loan Agreement.

On April 20, 2010, in conjunction with the execution of the Fourth Amendment and in accordance with the Guaranty Extension Agreement, the Company issued Pegasus IV 1,555,860 Series D Units in satisfaction of the guaranty fee of $1.6 million.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On June 23, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Pegasus IV, pursuant to which the Company sold Pegasus IV 235,295 units (the “Series E Units”) of its securities at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. For additional information regarding the Series E Units see note 5.

On June 24, 2010, the Company used the proceeds from the Subscription Agreement to repay the $9.0 million outstanding principal amount on the BMO facility. On July 9, 2010 the Company and BMO entered into the Fifth Amendment and the Company issued a new replacement note (“Replacement Note B”) that decreased the size of the Company’s revolving line of credit with BMO from $10.0 million to $2.0 million.

On July 9, 2010, in conjunction with the execution of the Fifth Amendment and in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of the guaranty fee of $89,000.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories are stated at the lower of cost (weighted average) or market and consist of the following:

	June 30, 2010	December 31, 2009

Raw materials and components	$15,017,421	$13,082,060
Work-in-process	1,250,208	331,417
Finished goods	2,690,198	2,493,750
Allowance for excess and obsolete inventory	(7,045,633)	(7,842,603)

Total inventory	$11,912,194	$8,064,624

Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2010	December 31, 2009

Leasehold improvements	$911,027	$2,727,334
Office, furniture and equipment	4,131,434	4,495,919
Tooling, production and test equipment	5,660,235	5,959,658
Construction-in-process	90,817	—

Total property and equipment	10,793,513	13,182,911
Accumulated depreciation	(7,660,038)	(9,891,615)

Total property and equipment, net	$3,133,475	$3,291,296

Depreciation related to property and equipment was $295,000 and $425,000 for the three months ended June 30, 2010 and 2009, respectively. Depreciation related to property and equipment was $626,000 and $777,000 for the six months ended June 30, 2010 and 2009, respectively. The decrease in leasehold improvements was due to the termination of the lease on the property in New Jersey. These assets were fully depreciated at the time of the termination of the lease.

4. GOODWILL AND INTANGIBLES, NET

Because of the on-going negative cash flows and other factors attributable to the Company’s Netherlands-based subsidiary, LSGBV, the Company performed an interim impairment analysis of LSGBV, as of June 30, 2010. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For goodwill, the fair value of the LSGBV reporting unit and the associated goodwill was estimated using the discounted cash flow and income approach, which were based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a 17% discount rate. Amortizable intangible assets with carrying values were tested to determine their recoverability by comparing the future undiscounted cash flows expected to be generated by such assets (or asset groups) to their carrying values. Because the carrying values exceeded their undiscounted cash flows, such assets were written down to their estimated fair values as of June 30, 2010. Assets (or asset groups) that were not recoverable were written down to their estimated fair values, which were determined under various methodologies under the income approach of valuation, using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations was that an impairment charge totaling $10.5 million was recorded as of June 30, 2010. The following table summarizes the total impairment charge recorded by the Company in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values adjusted for impairment charges, and their net book values are detailed below as of June 30, 2010 and December 31, 2009:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
June 30, 2010:
Technology and intellectual property	$5,152,229	$(2,858,921)	$2,293,308	0.3 to 14.0 years
Trademarks	1,375,410	(397,908)	977,502	3.0 to 18.0 years
Customer relationships	4,081,600	(1,905,735)	2,175,865	2.0 to 12.0 years
License agreements	2,876,000	(2,865,837)	10,163	8.0 years

	$13,485,239	$(8,028,401)	$5,456,838

Goodwill	$1,626,482	$—	$1,626,482

December 31, 2009:
Technology and intellectual property	$5,152,229	$(2,574,421)	$2,577,808	0.5 to 14.5 years
Trademarks	1,566,910	(311,428)	1,255,482	3.5 to 18.5 years
Customer relationships	6,049,000	(1,525,729)	4,523,271	2.5 to 12.5 years
License agreements	7,642,500	(2,516,325)	5,126,175	8.5 years

	$20,410,639	$(6,927,903)	$13,482,736

Goodwill	$5,770,245	$—	$5,770,245

Total intangible amortization expense was $550,000 and $1.0 million for the three months ended June 30, 2010 and 2009, respectively. Total intangible amortization expense was $1.1 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

The change in goodwill was due to the impairment discussed above and the fluctuation in the foreign currency exchange rate at June 30, 2010 as compared to December 31, 2009.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. SHORT-TERM DEBT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

Facility	Balance Outstanding at
	June 30, 2010	December 31, 2009
ABN AMRO Bank, revolving line of credit	$92,286	$—
ABN AMRO term note payable	976,640	1,791,525
IFN Finance, working capital line	1,226,041	1,132,229
Bank of Montreal, demand line of credit	—	15,600,000
Promissory notes issued to related parties	—	32,846,619
Promissory notes issued to Philips Electronics	—	5,000,000
Other	15,180	29,800

	$2,310,147	$56,400,173

ABN AMRO Bank

As of June 30, 2010, the ABN AMRO revolving line of credit had a maximum available credit of €200,000 and the interest rate on the facility was 7.50% and 6.90% per annum as of June 30, 2010 and December 31, 2009, respectively. As security for the line of credit, ABN AMRO was given a senior security interest in the inventory, property and equipment of LSGBV. The interest rate on the ABN AMRO fixed-rate term note payable was 4.65% per annum as of both June 30, 2010 and December 31, 2009. The maturity date for both facilities is December 15, 2010. The Company has agreed to reduce the principal amount outstanding on the fixed-rate term note payable with various monthly payments ranging from €25,000 to €200,000 per month, which would result in payment in full by December 15, 2010.

IFN Finance

IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on this facility. The maximum line of credit is €1.5 million and availability is based on 82% of the value of trade receivable invoices. The interest rate on the working line with IFN Finance was 7.15% per annum at both June 30, 2010 and December 31, 2009.

Bank of Montreal

As of June 30, 2010, the BMO revolving line of credit had a maximum available credit of $10.0 million. The loan agreement requires monthly payments of interest only and interest is calculated on the outstanding balance at the greater of prime plus 0.50% per annum and 7.25% per annum (7.25% as of both June 30, 2010 and December 31, 2009). The BMO loan matures on written demand by BMO, but in no event later than April 19, 2011. Any outstanding balance under the Loan Agreement is payable on written demand by BMO, provided that the Company will have 14 business days to make any such payment. The Loan Agreement is not secured by any assets of the Company, but is guaranteed by Pegasus IV. During the three and six months ended June 30, 2010, the Company recorded guaranty and transaction fee expenses of $231,000 and $952,000, respectively, related to the guarantee of the BMO facility by Pegasus IV. During the three and six months ended June 30, 2009, the Company recorded guaranty and transaction fee expenses of $45,000 and $80,000, respectively, related to the guarantee of the BMO facility by Pegasus IV. As of June 30, 2010 and December 31, 2009, the Company had accrued total guaranty fees payable to Pegasus IV of $88,000 and $748,000, respectively, related to the BMO facility, which amounts were included in interest expense.

On April 20, 2010 the Company and BMO entered into the Fourth Amendment and the Company issued Replacement Note A to replace its note with BMO, which decreased the size of the Company’s revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011.

On June 24, 2010, the Company repaid all outstanding principal amounts on the BMO facility and on July 9, 2010 the Company and BMO entered into the Fifth Amendment and the Company issued Replacement Note B to BMO, which decreased the size of the Company’s revolving line of credit with BMO from $10.0 million to $2.0 million.

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

Phillips Electronics

As of December 31, 2009, the Company had an outstanding unsecured convertible note to Philips for $5.0 million with interest accruing at the rate of 14.00% per annum. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units.

6. SERIES D PREFERRED STOCK

On March 3, 2010, the Company consummated the Rights Offering and $35.2 million of principal and interest on the Pegasus Convertible Note and $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively. On March 5, 2010, the Company received $303,000 from the sale of 301,268 Series D Units. On April 19, 2010, Pegasus IV and certain assignees of Pegasus IV purchased 24,966,925 Series D Units pursuant to the Standby Purchase Option, resulting in the Company’s receipt of $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 20, 2010, the Company issued 1,555,860 Series D Units to Pegasus IV in satisfaction of the guaranty fee of $1.6 million. As of June 30, 2010, the outstanding balance of the Series D Preferred Stock underlying the Series D Units was $37.7 million. On July 9, 2010, in conjunction with the execution of the Fifth Amendment and in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of the guaranty fee of $89,000.

At issuance, the Series D Preferred Stock was recorded based upon the proceeds received, net of the fair value of the Series D Warrants, which was determined using the Black Scholes valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock has been recorded as a liability because it is mandatorily redeemable by the Company.

The Company must redeem all outstanding shares of Series D Preferred Stock on the eighth anniversary of the date of issuance or upon the Company’s earlier liquidation, dissolution or change of control (each of which will be deemed to be a redemption). The Company does not otherwise have a right or obligation to redeem the outstanding shares of Series D Preferred Stock.

Each share of Series D Non-Convertible Preferred Stock underlying the Series D Units is entitled to an annual cumulative dividend of 25.00% of $1.006, subject to adjustment, which compounds annually on the anniversary of the date of issuance. This dividend consists of two parts, the “Exercise Price Accrual” and the “LV Accrual.”

Exercise Price Accrual. The Exercise Price Accrual per share of Series D Preferred Stock is equal to 17.00% of $1.006, compounding annually, and is a non-cash dividend credited to the account of the holder. At the holder’s election, but subject to the limitations described below, the Exercise Price Accrual may only be used for purposes of funding payment of the exercise price of all or a portion of the warrants comprising the other component of the Series D Unit (the “Series D Warrants”). Except in the case of the surrender by a holder of all or a portion of such holder’s Series D Preferred Stock in accordance with the terms of the Series D Warrants, the Exercise Price Accrual may not be separately applied to fund payment of the exercise price of the Series D Warrants until the redemption (or deemed redemption) of the Series D Preferred Stock. Upon the redemption (or deemed redemption) of the Series D Preferred Stock, the Exercise Price Accrual will remain credited (but will no longer compound) to the account of the holder until the earlier of the date that: (i) all such amounts are surrendered by the holder for the exercise of its Series D Warrants or (ii) the Series D Warrants expire. In no event will a holder of Series D Preferred Stock be entitled to accumulate an aggregate Exercise Price Accrual that is greater than the aggregate exercise price of the Series D Warrants held by such holder. The Exercise Price Accrual must be transferred in conjunction with the sale or transfer of the associated Series D Warrants.

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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Liquidation Value. The liquidation value per share of Series D Preferred Stock is equal to the stated purchase price of the Series D Preferred Stock plus any accrued dividends. Upon the scheduled redemption of the Series D Preferred Stock, the Company is required to pay or, in the case of the Exercise Price Accrual, credit, each holder of Series D Preferred Stock an amount equal to $1.006 plus the full amount of the Exercise Price Accrual and the LV Accrual through the eighth anniversary of the date of issuance. In the event of a deemed redemption, which includes the Company’s liquidation, dissolution or change of control, prior to the eighth anniversary of the date of issuance, the Company is required to redeem the Series D Preferred Stock early and pay each holder an amount per share in cash equal to $1.006 plus the earned amount of the LV Accrual as of the date of the deemed redemption. Any unearned portion of the LV Accrual will accelerate as if each holder of Series D Preferred Stock had held the shares until the eighth anniversary of the date of issuance, but this accelerated portion of the LV Accrual will not be payable in cash but will accrue solely for purposes of funding payment of the exercise price of all or a portion of the Series D Warrants held by such holder and be deemed the Exercise Price Accrual for all purposes after such date. Each holder of Series D Preferred Stock will be credited with the earned amount of the Exercise Price Accrual as of the date of the deemed redemption, and any unearned portion of the Exercise Price Accrual will accelerate as if each holder had held the shares until the eighth anniversary of the date of issuance.

Series D Warrants

Each Series D Unit is also comprised of a warrant (Series D Warrant) representing the right to purchase one share of the Company’s common stock. Each such Series D Warrant has an exercise price of $6.00 per share of common stock except the Series D Warrants underlying the Series D Units issued to Philips, which have an exercise price of $12.00 per share. Each Series D Warrant expires on the twelfth anniversary of the date of issuance. The Series D Warrants are considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” which defines a derivative instrument as a financial instrument or other contract with all three of the following distinguishing characteristics:

1.	The settlement amount is determined using an underlying instrument, such as a referenced rate or price, and a notional amount (or a payment provision that dictates a payout if the underlying instrument behaves in a specified manner).

2.	The initial investment is zero or is an amount that is smaller than, for example, the notional amount or the amount determined by applying the notional amount to the underlying instrument.

3.	Net settlement is permitted or required contractually, a market mechanism exists for net settlement, or the asset to be delivered is readily convertible to cash (as defined).

The Series D Warrants were recorded as a liability at fair value using the Black Scholes valuation method upon issuance with changes in fair value measured and recorded at the end of each quarter. The increase in fair value of the Series D Warrants was $77.3 million and $79.5 million for the three and six month periods ending June 30, 2010, respectively and was recorded as expense and included in the increase in fair value of Series D warrants and Series E warrants, net, in the statement of operations and comprehensive loss. The increase in fair value as of June 30, 2010 was due primarily to the increase in the price of the Company’s common stock.

7. SERIES E PREFERRED STOCK

On June 23, 2010, the Company entered into the Subscription Agreement with Pegasus IV, pursuant to which it sold Pegasus IV 235,295 Series E Units at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit consists of: (a) one share of the Company’s newly designated Series E Preferred Stock and (b) a warrant (the “Series E Warrant”) representing the right to purchase 50 shares of the Company’s common stock, par value $0.001 per share at a price per share of $7.00, subject to adjustment (collectively, the “Series E Preferred Offering”). Pursuant to the Subscription Agreement, the Company agreed to apply a portion of the proceeds of the Series E Preferred Offering to repay all amounts outstanding under the Company’s line of credit with the BMO). The Company must redeem all outstanding shares of Series D Preferred Stock on the eighth anniversary of the date of issuance or upon the Company’s earlier liquidation, dissolution or change of control (each of which will be deemed to be a redemption). The Company does not otherwise have a right or obligation to redeem the outstanding shares of Series E Preferred Stock.

At issuance, the Series E Preferred Stock was recorded based upon the proceeds received, net of the fair value of the Series E Warrants, which was determined using the Black Scholes valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series E Preferred Stock. The Series E Preferred Stock has been recorded as a liability because it is mandatorily redeemable by the Company.

Each share of Series E Preferred Stock underlying the Series E Units is entitled to an annual cumulative dividend of 13.454% of $127.50, subject to adjustment, which compounds annually on the anniversary of the date of issuance. This dividend consists of two parts, the “Exercise Price Accrual” and the “LV Accrual.”

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Exercise Price Accrual. The Exercise Price Accrual per share of Series E Preferred Stock is equal to 5.454% of $127.50, compounding annually, and is a non-cash dividend credited to the account of the holder. At the holder’s election, but subject to the limitations described below, the Exercise Price Accrual may only be used for purposes of funding payment of the exercise price of all or a portion of the Series E warrants.

LV Accrual. The LV Accrual per share of Series E Preferred Stock is equal to 8.00% of $127.50, compounding annually, and accrues on the liquidation value of the Series E Preferred Stock and is payable in cash solely upon the redemption (or deemed redemption) of the Series E Preferred Stock.

Liquidation Value. The liquidation value per share of Series E Preferred Stock is equal to the stated purchase price of the Series E Preferred Stock plus any accrued dividends. Upon the scheduled redemption of the Series E Preferred Stock, the Company is required to pay or, in the case of the Exercise Price Accrual, credit, each holder of Series E Preferred Stock an amount equal to $127.50 plus the full amount of the Exercise Price Accrual and the LV Accrual through the eighth anniversary of the date of issuance.

Series E Warrants

Each Series E Unit is also comprised of a Series E Warrant representing the right to purchase 50 shares of the Company’s common stock. Each such Series E Warrant has an exercise price of $7.00 per share of common stock. Each Series E Warrant expires on the twelfth anniversary of the date of issuance. The Series E Warrants are exercisable at any time following issuance by delivery of a written exercise notice to the Company and by payment of an amount equal to the exercise price multiplied by the number of shares of common stock being purchased. The Series E Warrants are considered a derivative financial instrument under the same guidance as the Series D Warrants and were recorded as a liability at fair value using the Black Scholes valuation method upon issuance. The decrease in fair value of the Series E Warrants was $412,000 for the three and six month periods ending June 30, 2010 and was recorded as income and included in the increase in fair value of Series D Warrants and Series E Warrants, net, in the statement of operations and comprehensive loss.

8. RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital Advisors, L.P. (“Pegasus Advisors”), under which the Company agreed to pay Pegasus Advisors $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Advisors. In addition, the Company agreed to pay $187,500 for the next four calendar quarters and then $125,000 for each of the four calendar quarters thereafter in exchange for these support services during such periods. Pegasus Advisors is an affiliate of Pegasus IV, which is the Company’s largest stockholder and beneficially owned approximately 88.3% of the Company’s common stock as of June 30, 2010. See note 2. Liquidity and Capital Resources, note 5. Short-Term Debt, note 6. Series D Preferred Stock and note 7. Series E Preferred Stock for additional information regarding related party transactions.

9. 6% CONVERTIBLE PREFERRED STOCK

As of December 31, 2009 there were 196,902 outstanding shares of 6% Convertible Preferred Stock, the conversion price was $6.00 per share and all shares were redeemable on May 10, 2010. In conjunction with the issuance of the 6% Convertible Preferred Stock, warrants were issued to the purchasers of the 6% Convertible Preferred Stock to purchase additional shares of common stock exercisable at the election of the holder. The warrants expired on May 10, 2010.

As of June 30, 2010, 126,038 shares of the 6% Convertible Preferred Stock were redeemed for $403,000. An additional 52,677 shares of 6% Convertible Preferred Stock were redeemed in July 2010 for $169,000 and 18,187 shares of 6% Convertible Preferred Stock remain to be redeemed for $58,000 as of July 31, 2010.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. STOCKHOLDERS’ EQUITY

Warrants for the Purchase of Common Stock

At June 30, 2010, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in March 2007 Private Placement	Private Placement A Warrants	842,742	$6.00	March 9, 2012 through June 29, 2012

Pegasus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

Icurie	Marketing agreement	6,250	$6.40	September 13, 2011

Investors in Series D Preferred Stock	Series D Warrants	61,782,730	$6.00	March 3, 2022 through April 19, 2022

Phillips Electronics	Series D Warrants	5,330,482	$12.00	March 3, 2022

Investors in Series E Preferred Stock	Series E Warrants	11,764,750	$7.00	June 23, 2022

		80,791,186

At June 30, 2010, all warrants shown in the table above were exercisable.

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

11. CUSTOMER CONCENTRATIONS

For the three and six months ended June 30, 2010, the Company had one customer whose revenue individually represented 19% and 13%, respectively, of the Company’s total revenue. For the three and six months ended June 30, 2009, the Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue.

As of June 30, 2010, the Company had one customer whose accounts receivable balance individually represented 20% of the Company’s accounts receivables, net of reserves. As of June 30, 2009, the Company had no customers whose accounts receivable balance individually represented 10% or more of the Company’s accounts receivables, net of reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) the anticipated synergies from strategic relationships with technology providers, component suppliers and contract manufacturers, (v) the expected benefits from recent cost saving initiatives, and (vi) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii) or (iv).

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

Company Overview

We research, design, develop, manufacture and market light emitting diode (“LED”) lighting solutions that are environmentally friendlier and more energy efficient than traditional lighting products. We offer retrofit LED lamps in form factors that match the form factor of traditional lamps or bulbs and LED luminaires for a range of applications including public and private infrastructure for both indoor and outdoor applications. Our Custom Solutions business unit designs, develops and manufactures custom LED lighting solutions for architectural and artistic projects. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong light quality, light output, lamp lifetime and performance at a competitive price.

During the past year we began implementing a strategic plan with the intent of creating an organization capable of leading the industry. This plan included multiple phases and as of the end of the second fiscal quarter of 2010, we believe we have successfully implemented the first three phases of the plan, and we are currently in the process of implementing the fourth phase of the plan.

The initial phase of this plan was to consolidate and restructure our operations to better align our fixed operating expenses with our business needs while supporting investment in our research and engineering resources. For the six months ended June 30, 2010, we reduced our total operating expenses by 28%, as compared to the six months ended June 30, 2009, while continuing to fund our development activities. We are seeking opportunities to further reduce our operating expenses, including but not limited to: (i) the divestiture of our Japanese operation as of July 1, 2010, (ii) the consolidation of our California-based custom solutions business to our headquarters in Satellite Beach, Florida by the fourth quarter of 2010 and (iii) the restructuring of our European operations, which is currently underway.

The second phase of our strategic plan was to develop and bring to market ground breaking products and technologies. We successfully executed this phase, as evidenced by the launch of our next generation LED retrofit lamps. These products, we believe, deliver the lowest lumens/watt/dollar currently available in the marketplace and deliver approximately 50% more lumens than other comparable LED lamps.

The third phase of our strategic plan was to capture significant channel access by securing agreements with large strategic customers. In the retail channel, we have entered into a Strategic Purchasing Agreement with Home Depot USA, Inc., positioning us as Home Depot’s preferred provider and product development partner with respect to LED lamps and fixtures. We have also established supply agreements with major lighting companies for sale through their distribution channels.

We recently entered the fourth phase of our strategic plan, which consists of establishing a global supply chain to meet the growing market demand. We are working to increase the scale of our North American manufacturing operations and our relationship with contract manufacturers in Asia. In addition, we are enhancing our supply chain capabilities by continuing to develop our strategic supply relationships with key component manufacturers. While we have experienced significant near-term costs due to the greater than anticipated growth in demand, we are confident our long-term plan will bring these costs in line with our targets.

Recent Events

On March 3, 2010, we consummated a rights offering (the “Rights Offering”) and sold 301,268 units of our securities (“Series D Units”) to certain of our existing securityholders for approximately $303,000. Each Series D Unit was issued for $1.006 and consisted of one share of our Series D Non-Convertible Preferred Stock and one warrant (a “Series D Warrant”) to purchase one share of our common stock at an exercise price of $6.00 per share, except the warrants underlying the Series D Units issued to Koninklijke Philips Electronics N.V. (“Philips”), which have an exercise price of $12.00 per share. Upon consummation of the Rights Offering, approximately $35.2 million of principal and interest on the our convertible note agreement with Pegasus Partners IV, L.P. (“Pegasus IV”) and $5.4 million of principal and interest on our convertible note agreement with Philips converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively

On April 19, 2010, Pegasus IV and its assignees elected to purchase additional Series D Units pursuant to the option (the “Standby Purchase Option”) previously granted to Pegasus IV in the convertible note agreement (the “Pegasus Convertible Note”), dated as of August 27, 2009, between us and Pegasus IV. Pegasus IV and of its assignees purchased 24,966,925 Series D Units pursuant to the Standby Purchase Option. In total we received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, we used the proceeds from the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with Bank of Montreal (“BMO”).

On April 20, 2010 we entered into the Fourth Amendment to the BMO Loan Authorization Agreement (the “Fourth Amendment”) and issued a replacement note (“Replacement Note A”) to BMO, which decreased the size of our revolving line of credit with BMO from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment.

On April 26, 2010, we announced that we received a preliminary allocation of the tax-exempt private activity bond authority of the State of Florida for the recovery zone facility bonds in an amount up to approximately $18.7 million. As of June 30, 2010, we had determined that we would not be able to comply with the terms of this allocation and therefore we would not move forward with the bonds.

On June 23, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with Pegasus IV pursuant to which we sold 235,295 units (the “Series E Units”) of our securities to Pegasus IV at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit consists of one share of our Series E Non-Convertible Preferred Stock and a warrant (a “Series E Warrant”) to purchase 50 shares of our common stock at an exercise price of $7.00 per share. On June 24, 2010, we repaid all outstanding principal amounts on our BMO facility and on July 9, 2010, we entered into the Fifth Amendment to our loan agreement with BMO (the “Fifth Amendment”) and issued BMO a new replacement note (“Replacement Note B”), which decreased the size of our revolving line of credit with BMO from $10.0 million to $2.0 million.

On July 9, 2010, in conjunction with the execution of the Fifth Amendment and in accordance with our guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of the guaranty fee of $89,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete annual financial statements. . The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements when they became known.

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 as set forth herein.

General Financial Overview

Our backlog, which represents actual customer purchase orders, increased from $4.5 million at December 31, 2009 to $13.5 million as of June 30, 2010, of which $11.6 million was related to the U.S. market. As of August 6, 2010, our backlog was $14.5 million, of which $12.8 million was related to the U.S. market. During the first half of 2010, our results reflected the impact of higher than normal costs for the initial launch of several new products and efforts to meet accelerated production schedules associated with increased demand. These increased costs were primarily the result of our need to make spot purchases of long lead-time materials at higher than normal market prices and to expedite materials delivery by means of premium freight. In addition, we experienced labor inefficiencies due to the rapid expansion of our labor force. We also incurred labor premium costs as a result of delays in establishing certain contract manufacturing operations. We are working to address these supply and labor issues and expect our cost of goods sold, as a percentage of revenues, to improve gradually throughout 2010 as a result of certain initiatives.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$9,759,159	$5,922,866	$15,193,103	$14,268,971
Cost of goods sold	10,533,830	4,035,796	14,845,274	11,165,974

Gross margin	$(774,671)	$1,887,070	$347,829	$3,102,997

Gross margin percentage	-7.9%	31.9%	2.3%	21.7%

Total Operating Expenses, excluding certain non-cash expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$9,759,159	$5,922,866	$15,193,103	$14,268,971

Total operating expenses	21,997,316	13,243,037	30,767,791	28,607,694
Less:
Stock based compensation	(699,128)	(1,279,537)	(1,527,410)	(2,099,756)
Impairment of goodwill and other intangible assets	(10,455,009)	—	(10,455,009)	—
Depreciation and amortization	(844,766)	(1,475,443)	(1,727,134)	(2,873,467)

Net operating expenses	9,998,413	10,488,057	17,058,238	23,634,471

Percentage of revenue	102.5%	177.1%	112.3%	165.6%

During 2009 we took significant steps to reduce our total operating expenses, excluding certain non-cash expenses. For the six months ended June 30, 2010 we reduced our total operating expenses by 28%, as compared to the six months ended June 30, 2009, while continuing to fund our development activities. We are seeking opportunities to further reduce our operating expenses, including without limitation: (i) the divestiture of our Japanese operation as of July 1, 2010, (ii) the consolidation of our California-based custom solutions business to our headquarters in Satellite Beach, Florida by the fourth quarter of 2010 and (iii) the restructuring of our European operations, which is currently underway. We expect to continue this trend as we establish tighter fiscal controls, stabilize our inventory reserves and consolidate certain general and administrative functions in our remaining locations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$9,759,159	$5,922,866	3,836,293	64.8%	100.0%	100.0%
Cost of goods sold	10,533,830	4,035,796	6,498,034	161.0%	107.9%	68.1%
Sales and marketing	2,808,733	1,711,040	1,097,693	64.2%	28.8%	28.9%
Operations	3,980,803	4,410,437	(429,634)	-9.7%	40.8%	74.5%
General and administrative	3,908,005	5,646,117	(1,738,112)	-30.8%	40.0%	95.3%
Impairment of goodwill and other intangible assets	10,455,009	—	10,455,009	100.0%	107.1%	0.0%
Depreciation and amortization	844,766	1,475,443	(630,677)	-42.7%	8.7%	24.9%
Interest expense, net	(383,681)	(1,419,371)	1,035,690	-73.0%	-3.9%	-24.0%
Increase in fair value of Series D and Series E Warrants	(76,862,771)	—	(76,862,771)	100.0%	-787.6%	0.0%
Dividends on preferred stock	(1,307,765)	(8,869)	(1,298,896)	100.0%	-13.4%	-0.1%
Accretion of preferred stock	(574,707)	(31,245)	(543,462)	1739.4%	-5.9%	-0.5%
Other income (expense), net	12,846	(120,160)	133,006	-110.7%	0.1%	-2.0%
Income tax expense (benefit)	491,196	(81,271)	572,467	-704.4%	5.0%	-1.4%

Net loss	$(102,379,261)	$(12,854,514)	(89,524,747)	696.4%	-1049.1%	-217.0%

Revenues

Revenues increased $3.8 million, or 64.8%, to $9.8 million for the three months ended June 30, 2010 from $5.9 million in the three months ended June 30, 2009. The increase in revenues was a result of our introduction of several new products and the increased demand for both new and existing products by our customers. These increases were offset by reductions in sales of light engines and components, which were the focus of our New Jersey facility until it was closed in the third quarter of 2009. We still sell these products, but the focus of our sales and marketing efforts have shifted from these older products in the current year.

Cost of Goods Sold

Cost of goods sold increased $6.5 million, or 161.0%, to $10.5 million for the three months ended June 30, 2010 from $4.0 million in the three months ended June 30, 2009. The increase in cost of goods sold was primarily due to the corresponding increase in sales.

Cost of goods sold as a percentage of revenues increased for the three months ended June 30, 2010 to 107.9% (or a negative gross margin of 7.9%) as compared to 68.1% (or a gross margin of 31.9%) for the three months ended June 30, 2009. The increase in cost of goods sold for the three months ended June 30, 2010 as compared to the corresponding period in 2009 was primarily the result of our need to meet the increased demand for our new products through:

•	spot purchases of long lead-time materials at higher than normal market prices;

•	expediting materials delivery by means of premium freight;

•	labor inefficiencies due to the rapid expansion and training of our labor force; and

•	labor premium costs as a result of delays in establishing certain contract manufacturing operations.

We expect our cost of goods sold as a percentage of revenues to improve gradually throughout 2010 as a result of the following: (i) increased fixed price Asian contract manufacturing, (ii) the implementation of a manufacturing facility in Mexico to increase capacity, (iii) efficiencies from automation equipment and (iv) decreased freight and labor variances from greater supply chain stability of non-LED materials.

Sales and Marketing

Sales and marketing expenses increased $1.1 million, or 64.2%, to $2.8 million for the three months ended June 30, 2010 from $1.7 million for the three months ended June 30, 2009. The increase in the three month period ended June 30, 2010 was primarily due to an increase in marketing costs, including trade shows and events, as well as an increase in personnel expenses resulting from the reorganization and expansion of our sales and marketing group.

Operations

Operations expenses decreased by $430,000, or 9.7%, to $4.0 million for the three months ended June 30, 2010 from $4.4 million in the three months ended June 30, 2009. The decrease was primarily due to a decrease in both facility and personnel costs related to the closing of our New Jersey facility in the third quarter of 2009 and improvement in operational efficiencies.

General and Administrative

General and administrative expenses decreased by $1.7 million, or 30.8%, to $3.9 million for the three months ended June 30, 2010 from $5.6 million in the three months ended June 30, 2009. The decrease in general and administrative expenses was primarily due to a decrease in legal fees resulting from the resolution of our litigation with Philips and its affiliates in August 2009, a reversal of non-vested restricted stock expense due to the forfeiture of awards upon the termination or resignation of certain employees and savings due to the closing of both our Dallas and New Jersey facilities in the second and third quarters of 2009, respectively These savings were partially offset by the costs associated with stock issued to each member of our Board of Directors under our newly implemented director compensation plan.

Impairment of Goodwill and Other Intangible Assets

Due to on-going negative cash flows and other factors affecting our Netherlands-based subsidiary, Lighting Science Group, B.V. (“LSGBV”), as of June 30, 2010, we performed an interim impairment analysis of LSGBV’s assets to determine whether any goodwill or intangible assets were impaired. This review includes an assessment of industry factors, contract retentions, cash flow projections and other factors we believe are relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in a new cost basis for the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Depreciation and Amortization

Depreciation and amortization expense decreased by $631,000, or 42.7%, to $845,000 in the three months ended June 30, 2010 from $1.5 million in the three months ended June 30, 2009. The decrease was due primarily to the change in estimated useful lives of certain intangible assets that occurred during 2009. As a result, the amortization expense for the three months ended June 30, 2010 was significantly decreased as compared to the corresponding period in 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation for the current year quarter.

Interest Expense, net

Interest expense, net, decreased by $1.0 million, or 73.0%, to $384,000 for the three months ended June 30, 2010 from $1.4 million in the three months ended June 30, 2009. This decrease was due primarily to the conversion of the principal and interest amounts underlying the notes payable to Pegasus and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO facility in April 2010, which resulted in smaller debt balances during the second quarter of 2010 in comparison to the second quarter of 2009. Interest expense for the three months ended June 30, 2010 consisted primarily of $78,000 of interest expense related to the BMO facility, $244,000 in guaranty fees for the BMO facility and $18,000 of interest related to LSGBV’s notes payable. Interest expense for the three months ended June 30, 2009 consisted primarily of $208,000 of interest expense related to the BMO facility, $404,000 in guaranty fees for the BMO facility, $531,000 of interest expense on notes payable to related parties and $66,000 of interest related to LSGBV’s notes payable.

Increase in Fair Value of Series D Warrants and Series E Warrants

The Series D Warrants and Series E Warrant are accounted for as liabilities and changes in their fair values are determined using the Black Scholes Model. The fair value of the Series D Warrants increased by $77.3 million for the three months ended June 30, 2010, primarily due to an increase in the price of our common stock during this period. The fair value of the Series E Warrant decreased by $412,000 from June 23, 2010, the issuance date of the Series E Warrant, through June 30, 2010, primarily due to a decrease in the price of our common stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock increased by $1.3 million for the three months ended June 30, 2010 to $1.3 million from $9,000 in the three months ended June 30, 2009. This increase was due to dividend expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the three months ended June 30, 2010. During the three months ended June 30, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of June 30, 2010, 126,038 shares of the 6% Convertible Preferred Stock were redeemed for $403,000. An additional 52,677 shares of 6% Convertible Preferred Stock were redeemed in July 2010 for $169,000 and upon presentment by the holders thereof, 18,187 shares of 6% Convertible Preferred Stock will be redeemed for $58,000.

Accretion of Preferred Stock

Accretion of preferred stock increased by $543,000 for the three months ended June 30, 2010 to $575,000 from $31,000 in the three months ended June 30, 2009. This increase was due to $561,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the three months ended June 30, 2010. During the three months ended June 30, 2009, accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income (expense), net changed by $133,000 for the three months ended June 30, 2010 to net income of $13,000 from net expense of $120,000 in the three months ended June 30, 2009. This increase was mainly due to the cost of foreign exchange translations at LSGBV for the three months ended June 30, 2009, which were not incurred in the three months ended June 30, 2010.

Income Tax Expense (Benefit)

Income tax expense was $491,000 for the three months ended June 30, 2010 compared to a benefit of $81,000 in the three months ended June 30, 2009. The expense recognized during the three months ended June 30, 2010 was mainly due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV. For the three months ended June 30, 2010, the effective tax rate of 0.5% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Due to our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully reserved as of June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$15,193,103	$14,268,971	924,132	6.5%	100.0%	100.0%
Cost of goods sold	14,845,274	11,165,974	3,679,300	33.0%	97.7%	78.3%
Sales and marketing	4,822,326	3,526,290	1,296,036	36.8%	31.7%	24.7%
Operations	6,736,212	8,574,443	(1,838,231)	-21.4%	44.3%	60.1%
General and administrative	7,027,110	13,633,494	(6,606,384)	-48.5%	46.3%	95.5%
Impairment of goodwill and other intangible assets	10,455,009	—	10,455,009	100.0%	68.8%	0.0%
Depreciation and amortization	1,727,134	2,873,467	(1,146,333)	-39.9%	11.4%	20.1%
Interest expense, net	(2,315,225)	(2,339,848)	24,623	-1.1%	-15.2%	-16.4%
Increase in fair value of Warrants included in Series D Units	(79,097,242)	—	(79,097,242)	100.0%	-520.6%	0.0%
Dividends on preferred stock	(1,566,100)	(18,295)	(1,547,805)	8460.3%	-10.3%	-0.1%
Accretion of preferred stock	(781,542)	(62,490)	(719,052)	1150.7%	-5.1%	-0.4%
Other income (expense), net	7,261	(198,935)	206,196	-103.6%	0.0%	-1.4%
Income tax expense (benefit)	399,684	(172,710)	572,394	-331.4%	2.6%	-1.2%

Net loss	$(114,572,494)	$(27,951,555)	(86,620,939)	309.9%	-754.1%	-195.9%

Revenues

Revenues increased $924,000, or 6.5%, to $15.2 million for the six months ended June 30, 2010 from $14.3 million in the six months ended June 30, 2009. The increase in revenues was primarily a result of our introduction of several new products in the second quarter of 2010 and the increased demand for both new and existing products by our customers. These increases were offset by reductions in sales of light engines and components, which were the focus of our New Jersey facility until it was closed in the third quarter of 2009. We still sell these products, but the focus of our sales and marketing efforts have shifted from these older products in the current year.

Cost of Goods Sold

Cost of goods sold increased $3.7 million, or 33.0%, to $14.8 million for the six months ended June 30, 2010 from $11.2 million in the six months ended June 30, 2009. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the six months ended June 30, 2010.

Cost of goods sold as a percentage of revenues increased for the six months ended June 30, 2010 to 97.7% (or a gross margin of 2.3%) as compared to 78.3% (or a gross margin of 21.7%) for the six months ended June 30, 2009. The increase in cost of goods sold for the six months ended June 30, 2010 as compared to the corresponding period in 2009 was primarily the result of our need to meet the increased demand for our new products through:

•	spot purchases of long lead-time materials at higher than normal market prices;

•	expediting materials delivery by means of premium freight;

•	labor inefficiencies due to the rapid expansion and training of our labor force; and

•	labor premium costs as a result of delays in establishing certain contract manufacturing operations.

We expect our cost of goods sold as a percentage of revenues to improve gradually throughout 2010 as a result of the following: (i) increased fixed price Asian contract manufacturing, (ii) the implementation of a manufacturing facility in Mexico to increase capacity, (iii) efficiencies from automation equipment and (iv) decreased freight and labor variances from greater supply chain stability of non-LED materials.

Sales and Marketing

Sales and marketing expenses increased $1.3 million, or 36.8%, to $4.8 million for the six months ended June 30, 2010 from $3.5 million for the six months ended June 30, 2009. The increase in the six month period ended June 30, 2010 was primarily due to an increase in marketing costs, including trade shows and events, as well as an increase in personnel expenses resulting from the reorganization and expansion of our sales and marketing group.

Operations

Operations expenses decreased by $1.8 million, or 21.4%, to $6.7 million for the six months ended June 30, 2010 from $8.6 million in the six months ended June 30, 2009. The decrease was primarily due to a decrease in both facility and personnel costs related to the closing of our New Jersey facility in the third quarter of 2009 and improvement in operational efficiencies.

General and Administrative

General and administrative expenses decreased by $6.6 million, or 48.5%, to $7.0 million for the six months ended June 30, 2010 from $13.6 million in the six months ended June 30, 2009. The decrease in general and administrative expenses was due primarily to a decrease in legal fees resulting from the resolution of our litigation with Philips and its affiliates in August 2009, a reversal of non-vested restricted stock expense due to the forfeiture of awards upon the termination or resignation of certain employees and savings due to the closing of both our Dallas and New Jersey facilities in the second and third quarters of 2009, respectively. These savings were partially offset by the costs associated with stock issued to each member of our Board of Directors under our newly implemented director compensation plan.

Impairment of Goodwill and Other Intangible Assets

Due to LSGBV’s on-going negative cash flows and other factors, as of June 30, 2010, we performed an interim impairment analysis of LSGBV’s assets to determine whether any goodwill or intangible assets were impaired. This review includes an assessment of industry factors, contract retentions, cash flow projections and other factors we believe are relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in a new cost basis for the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.1 million, or 39.9%, to $1.7 million in the six months ended June 30, 2010 from $2.9 million in the six months ended June 30, 2009. The decrease was due to the change in estimated useful lives of certain intangible assets that occurred during 2009. As a result, the amortization expense for the six months ended June 30, 2010 was significantly decreased as compared to the corresponding period in 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation for second quarter of 2010.

Interest Expense, Net

Interest expense, net, decreased by $25,000, or 1.1%, to $2.3 million for the six months ended June 30, 2010 from $2.3 million in the six months ended June 30, 2009. This decrease was due primarily to the conversion of the principal and interest amounts underlying the notes payable to Pegasus and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO facility in April 2010, which resulted in smaller debt balances during the current six months ended June 30, 2010 in comparison to the six months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 consisted primarily of $337,000 of interest expense related to the BMO facility, $919,000 of guaranty fees for the BMO facility, $861,000 of interest expense on certain notes payable to related parties and $67,000 of interest related to LSGBV’s notes payable. Interest expense for the six months ended June 30, 2009 consisted primarily of $532,000 of interest expense related to the BMO facility, $853,000 in guaranty fees for the BMO facility, $531,000 of interest expense on notes payable to related parties and $208,000 of interest related to LSGBV’s notes payable.

Increase in Fair Value of Series D Warrants and Series E Warrants

The Series D Warrants and Series E Warrant are accounted for as liabilities and changes in the fair values are determined using the Black Scholes Model. The fair value of the Series D Warrants increased by $79.5 million from March 3, 2010, the initial issuance date of the Series D Warrants, through June 30, 2010 primarily due to an increase in the price of our common stock. The fair value of the Series E Warrant decreased by $412,000 from June 23, 2010, the issuance date of the Series E Warrant, through June 30, 2010, primarily due to a decrease in the price of our common stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock increased by $1.5 million for the six months ended June 30, 2010 to $1.6 million from $18,000 in the six months ended June 30, 2009. This increase was due to $1.5 million of dividend expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the six months ended June 30, 2010. During the six months ended June 30, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of June 30, 2010, 126,038 shares of the 6% Convertible Preferred Stock were redeemed for $403,000. An additional 52,677 shares of 6% Convertible Preferred Stock were redeemed in July 2010 for $169,000 and upon presentment by the holders thereof, 18,187 shares of 6% Convertible Preferred Stock will be redeemed for $58,000.

Accretion of Preferred Stock

Accretion of preferred stock increased by $719,000 for the six months ended June 30, 2010 to $782,000 from $62,000 in the six months ended June 30, 2009. This increase was due to $737,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock and during the six months ended June 30, 2010. During the three months ended March 31, 2009, accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income (expense), net changed by $206,000 for the six months ended June 30, 2010 to net income of $7,000 from net expense of $199,000 in the six months ended June 30, 2009. This increase was mainly due to the cost of foreign exchange translations at LSGBV for the six months ended June 30, 2009, which were not incurred in the six months ended June 30, 2010.

Income Tax Expense (Benefit)

Income tax expense was $400,000 for the six months ended June 30, 2010, as compared to a benefit of $173,000 in the six months ended June 30, 2009. The expense recognized during the three months ended June 30, 2010 was mainly due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV. For the six months ended June 30, 2010, the effective tax rate of 0.4% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Due to our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully reserved as of June 30, 2010.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Recent increases in backlog coupled with potential sales under newly formed business relationships may significantly increase our working capital needs during the remainder of 2010 and into early 2011. Our primary sources of liquidity have been investments in preferred stock, short-term loans from Pegasus IV, our cash reserves, draws from our lines of credit with BMO, ABN AMRO and IFN Finance and other short-term loans. We are currently dependent on Pegasus IV for our liquidity needs because other historical sources of liquidity have been insufficient or unavailable to meet our anticipated working capital needs. Cash outflows are primarily tied to procurement of inventory and payment of salaries, benefits and other operating costs. As of June 30, 2010, we had a backlog of open orders of $13.5 million, the majority of which we expect to ship throughout the balance of 2010.

On April 19, 2010, we used the proceeds from the sale of Series D Units pursuant to the Rights Offering and the exercise of the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with BMO. On April 20, 2010 we entered into the Fourth Amendment with BMO and issued Replacement Note A to BMO, which decreased the size of our revolving line of credit from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment. On June 24, 2010, we repaid all outstanding principal amounts on the BMO facility with proceeds from the issuance of the Series E Units and on July 9, 2010 we entered into the Fifth Amendment with BMO and issued Replacement Note B, which decreased the size of our revolving line of credit with BMO from $10.0 million to $2.0 million. As of July 30, 2010, $2.0 million of the BMO line of credit was available to us.

	Six Months Ended June 30,
	2010	2009
Cash flow activities:
Net cash used in operating activities	$(19,562,505)	$(16,765,302)
Net cash used in investing activities	(812,442)	(694,552)
Net cash provided by financing activities	39,137,279	17,399,568

Operating Activities

Cash used in operating activities was $19.6 million for the six months ended June 30, 2010 as compared to $16.8 million for the six months ended June 30, 2009. The primary increase in the use of cash in operations was due to an increase in inventories of $3.4 million due to the build-up of parts and components to launch our next generation lamps and an increase in prepaid expenses and other current assets of $2.4 million due to deposits required on parts and components from certain suppliers, primarily in Asia, and prepaid costs associated with the Rights Offering.

These cash uses were partially offset by an increase in accounts payable of $3.3 million, an increase in accrued expenses and other liabilities of $1.3 million, and an increase in unearned revenue of $801,000. Accounts payable increases were primarily related to the increased purchases for inventory and increases in unearned revenue were due to the payments received on custom projects that were still in process as of June 30, 2010.

Investing Activities

Cash used in investing activities was $812,000 for the six months ended June 30, 2010 as compared to $695,000 for the six months ended June 30, 2009. The cash used in investing activities for the six months ended June 30, 2010 was primarily for the purchase of additional property and equipment.

Financing Activities

Cash provided by financing activities was $39.1 million for the six months ended June 30, 2010 compared to $17.4 million for the six months ended June 30, 2009. The cash provided by financing activities for the six months ended June 30, 2010 consisted primarily of $14.2 million in proceeds from additional draws on our lines of credit or other short term borrowings, $25.4 million in proceeds from the issuance of the Series D Units pursuant to the Rights Offering and $30.0 million in proceeds from the issuance of the Series E Units. This was partially offset by $30.0 million in payments on outstanding short- and long-term debt.

Convertible Notes and Credit Facilities

On August 27, 2009, we entered into the Pegasus Convertible Note, which had a total principal amount of $32.8 million and represented the then-outstanding principal and accrued interest balances on a convertible note that we previously issued to Pegasus IV, which was cancelled upon issuance of the Pegasus Convertible Note. As with the original convertible note, interest on the outstanding principal balance under the Pegasus Convertible Note accrued at the rate of 14.00% per annum. As a result of our consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Series D Units.

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

Other Credit Facilities

On April 20, 2010, we entered into the Fourth Amendment with BMO and issued Replacement Note A to BMO, which decreased the size of our demand line of credit from $25.0 million to $10.0 million and extended the maturity date from August 24, 2010 to April 19, 2011, unless BMO makes a prior written demand for payment. On June 24, 2010, we repaid all outstanding principal amounts on the BMO facility with the proceeds from the issuance of the Series E Units and on July 9, 2010 we entered into the Fifth Amendment with BMO and issued Replacement Note B, which decreased the size of our revolving line of credit with BMO from $10.0 million to $2.0 million. The demand line of credit is available to us for working capital and other corporate purposes.

LSGBV has also negotiated short- and long-term debt facilities with ABN AMRO and a working capital facility with IFN Finance. On June 30, 2010, the total amount outstanding under the ABN AMRO facilities was $1.1 million and the total amount outstanding under the IFN Finance facility was $1.2 million. Our short- and long-term debt facilities with ABN AMRO are scheduled to mature on December 15, 2010 and we have agreed to reduce the principal amount outstanding on these facilities on a monthly basis until maturity. The working capital facility with IFN Finance matures on November 14, 2010.

We paid dividends on our 6% Convertible Preferred Stock four times annually: February 10, May 10, August 10 and November 10. The 6% Convertible Preferred Stock was redeemable on May 10, 2010 and as of July 31, 2010, 18,187 shares had not been presented by the holders thereof. Upon presentment, such shares will be redeemed for $58,000.

Rights Offering

On March 3, 2010, we consummated the Rights Offering and received approximately $303,000 from the sale of 301,268 Series D Units to certain of our existing securityholders. Pursuant to the Standby Purchase Option, Pegasus IV and its assignees had the option to acquire the 24,966,925 Series D Units that were not subscribed for pursuant to the Rights Offering. On February 23, 2010, we received $2.0 million from Pegasus IV as an advance payment for Series D Units pursuant to the Standby Purchase Option. On April 19, 2010, Pegasus IV and its assignees elected to purchase the remaining Series D Units pursuant to the Standby Purchase Option. In total, Pegasus IV, certain existing securityholders and certain assignees of Pegasus IV purchased 24,966,925 Series D Units, and we received approximately $25.4 million in gross proceeds in connection with the closing of the Rights Offering and the exercise of the Standby Purchase Option. On April 19, 2010, we used the proceeds from the Rights Offering and the Standby Purchase Option to repay the $22.4 million outstanding principal balance on our revolving line of credit with BMO.

Series E Preferred Stock

On June 23, 2010, we entered into the Subscription Agreement with Pegasus IV pursuant to which we sold Pegasus IV 235,295 Series E Units to at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit consists of: (a) one share of our newly designated Series E Non-Convertible Preferred Stock and (b) a Series E Warrant.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. While many improvements have been implemented, we identified material weaknesses in our internal controls over financial reporting, as discussed below, primarily due to the inability to sufficiently test newly implemented controls. As a result, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009, our management, under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer at the time, conducted an evaluation of the effectiveness of our internal control over financial reporting, as more fully disclosed in Item 9A(T) of our Annual Report. Based on the evaluation performed, we identified the following material weaknesses in our internal controls over financial reporting as of December 31, 2009:

(1) Financial Reporting and Consolidation – Controls surrounding the overall financial reporting and consolidation process were inadequate to close the books, consolidate information, and assemble all pertinent information and identify adjustments in a timely manner due to the following:

•

the book-closing process was not streamlined due to limited IT application functionality and disparate general ledger applications and charts of accounts between the United States and European entities;

•	key accounting policies for preparing and reviewing the financial statements have not been formally documented; and

•	there was extensive turnover within our finance department in fiscal 2009.

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

(5) Entity Level Controls – Although various entity level controls were noted to be in place within each component of the COSO Framework, the following important entity level controls were not in place:

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

Changes in Internal Control over Financial Reporting

Since the prior fiscal year end, we have made progress implementing certain remediation plans to address the material weaknesses described above, although none have been entirely resolved and fully tested. Specifically during the six months ended June 30, 2010, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The standardization of the U.S. chart of accounts across different locations;

•	The implementation of controls over the purchasing of inventory components;

•	The drafting and implementation of a methodology over the evaluation of inventory reserve requirements and the associated approval of such results;

•	The initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•	The implementation of an inventory management system designed to automate and systematize internal control over inventory;

•	The implementation of a whistleblower hotline to report suspicion of unethical or illegal conduct;

•	The implementation of controls with respect to approvals and documentation support for inventory-related purchases;

•	The implementation of formal policies with respect to costing methodology, reserve requirements, or required approvals;

•	The implementation of segregation of duties with respect to the purchasing of inventory, physical custody of assets, and inventory counts;

•	The implementation of an approval/authority matrix to align roles and key processes supporting financial reporting objectives; and

•	The design phase for the implementation of the financial modules of an Enterprise Resource Planning system designed to automate and systemize certain internal controls over financial reporting.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures and have effectively remediated several of our remaining control deficiencies for future reporting periods. We were unable to conclude that the material weaknesses identified above have been remediated, however, because the measures we have implemented have not been fully tested.

Our leadership team, together with other senior executives and our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment has been and will continue to be communicated to, and reinforced with, our employees. Under the direction of our Board of Directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: August 13, 2010	By	/S/ ZACHARY S. GIBLER
Zachary S. Gibler
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By	/S/ GREGORY T. KAISER
Gregory T. Kaiser
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2010	By	/S/ JONATHAN T. COHEN
Jonathan T. Cohen
Vice-President Finance and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Certificate of Designation of Series E Non-Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.1	Fourth Amendment to the Bank of Montreal Loan Authorization Agreement and Demand Note, dated as of April 20, 2010, by and between Lighting Science Group Corporation and Bank of Montreal (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2010, File No. 0-20354, and incorporated herein by reference).

10.2	Replacement Demand Note, dated April 20, 2010, issued by Lighting Science Group Corporation to Bank of Montreal (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 21, 2010, File No. 0-20354, and incorporated herein by reference).

10.3	Separation Agreement, dated April 30, 2010, between Lighting Science Group Corporation and Khaled Haram (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Letter, dated April 7, 2010 between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.5	Purchase and Sale Agreement dated June 8, 2010 between 1450 Executive Circle Ne-Melbourne, LLC and Lighting Science Group Corporation (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2010, File No. 0-20354, and incorporated herein by reference).

10.6	Subscription Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.7	Warrant Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.8	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.