Form 10-Q
period 2010-09-30
LIGHTING SCIENCE GROUP CORP
filed 2010-11-12
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 5, 2010, was 81,456,210 shares, including 176,668 shares of restricted Common Stock that have voting rights, but have not vested.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash	$19,208,715	$267,048
Accounts receivable, net of allowance for doubtful accounts	10,727,283	5,020,226
Inventories, net of allowances	14,350,816	8,064,624
Deferred income tax, net	—	682,227
Prepaid expenses and other current assets	4,172,933	1,472,018

Total current assets	48,459,747	15,506,143

Property and equipment, net	4,573,865	3,291,296

Other assets
Intangible assets, net	5,204,684	13,482,736
Goodwill	1,626,482	5,770,245
Other long-term assets	91,812	418,394

Total other assets	6,922,978	19,671,375

Total assets	$59,956,590	$38,468,814

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term debt (includes $0 and $32,846,619 of related party loans in 2010 and 2009, respectively)	$1,763,389	$56,400,173
Current portion of long-term debt	107,868	110,322
Accounts payable	12,924,399	7,496,633
Accrued expenses	5,270,295	6,190,129
Unearned revenue	110,919	12,631
6% Convertible Preferred Stock, $.001 par value, authorized 2,656,250 shares, issued and outstanding 196,902 shares in 2009. Liquidation value of $630,086 in 2009	—	585,549

Total current liabilities	20,176,870	70,795,437

Long-term debt, less current portion	21,781	117,447
Manditorily redeemable Series D Preferred Stock, $0.001 par value, authorized 79,000,000 shares, issued and outstanding 67,863,665 shares in 2010. Liquidation value $70,477,668.	67,663,866	—
Warrant included in Series D Units	90,155,431	—
Other long-term liabilities	4,316,755	1,805,334

Total other liabilities	162,157,833	1,922,781

Total liabilities	182,334,703	72,718,218

Stockholders’ deficit:
Series B Preferred Stock, $.001 par value, authorized, issued and outstanding 2,000,000 shares in 2009. Liquidation value $17,127,642 in 2009	—	2,000
Series C Preferred Stock, $.001 par value, authorized, issued and outstanding 251,739 shares in 2009. Liquidation value $3,476,066 in 2009	—	252
Common stock, $.001 par value, authorized 400,000,000 shares, issued and outstanding 78,108,866 and 29,873,846 shares in 2010 and 2009, respectively	78,109	29,874
Additional paid-in-capital	183,568,040	116,447,080
Accumulated deficit	(302,338,993)	(148,002,652)
Accumulated other comprehensive loss	(3,685,269)	(2,725,958)

Total stockholders’ deficit	(122,378,113)	(34,249,404)

Total liabilities and stockholders’ deficit	$59,956,590	$38,468,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$15,137,902	$7,700,730	$30,331,005	$21,969,701
Cost of goods sold	16,384,673	6,433,599	31,229,947	17,599,574

Gross margin	(1,246,771)	1,267,131	(898,942)	4,370,127

Operating expenses:
Sales and marketing	2,050,868	1,192,157	6,873,194	4,670,459
Operations	1,187,650	1,698,982	3,784,510	8,329,604
Research and development	2,580,456	904,948	6,719,808	2,444,158
General and administrative	3,849,941	3,651,798	10,877,051	17,035,266
Restructuring expenses	458,311	—	458,311	702,625
Impairment of goodwill and other long-lived assets	83,298	—	10,538,307	—
Depreciation and amortization	596,934	1,565,998	2,324,068	4,439,465

Total operating expenses	10,807,458	9,013,883	41,575,249	37,621,577

Loss from operations	(12,054,229)	(7,746,752)	(42,474,191)	(33,251,450)

Other income (expense):
Interest expense, net	(1,040,015)	(1,604,093)	(3,355,240)	(3,943,941)
Decrease (increase) in fair value of Series D and Series E Warrants	23,089,464	—	(56,007,778)	—
Dividends on preferred stock	(1,968,695)	(9,148)	(3,534,795)	(27,827)
Accretion of preferred stock	(47,753,920)	(31,245)	(48,535,463)	(94,254)
Other income (expense), net	(53,490)	193,627	(46,229)	(4,405)

Total other income (expense)	(27,726,656)	(1,450,859)	(111,479,505)	(4,070,427)

Loss before income tax expense (benefit)	(39,780,885)	(9,197,611)	(153,953,696)	(37,321,877)
Income tax expense (benefit)	(17,039)	(90,398)	382,645	(263,108)

Net loss	(39,763,846)	(9,107,213)	(154,336,341)	(37,058,769)
Dividend requirements
6% return on Series B Preferred Stock	268,177	252,597	784,142	738,586
8% return on Series C Preferred Stock	73,411	67,785	213,610	197,240

Net loss attributable to common stock	$(40,105,434)	$(9,427,595)	$(155,334,093)	$(37,994,595)

Basic and diluted net loss per weighted average common share	$(1.30)	$(0.32)	$(5.11)	$(1.30)

Basic and diluted weighted average number of common shares outstanding	30,896,333	29,372,933	30,393,884	29,207,158

Net loss	$(39,763,846)	$(9,107,213)	$(154,336,341)	$(37,058,769)
Foreign currency translation gain (loss)	269,550	604,679	(1,039,154)	1,809,008

Comprehensive loss	$(39,494,296)	$(8,502,534)	$(155,375,495)	$(35,249,761)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$(148,002,652)	$(2,725,958)	$(34,249,404)
Director compensation paid in common stock	—	—	—	—	789,737	790	834,861	—	—	835,651
Stock based compensation expense	—	—	—	—	303,498	304	1,243,298	—	—	1,243,602
Stock issued per Employee Stock Purchase Plan	—	—	—	—	4,345	4	6,149	—	—	6,153
Stock issued per exercise of Stock Options	—	—	—	—	87,500	88	87,412	—	—	87,500
Stock issued per Purchase Agreement	—	—	—	—	12,500,000	12,500	19,987,500	—	—	20,000,000
Exchange of Series B Preferred Stock, Series C Preferred Stock and Series E Units for Common Stock	(2,000,000)	(2,000)	(251,739)	(252)	32,612,249	32,612	44,963,677	—	—	44,994,037
Exchange of Series C Warrants for Common Stock	—	—			1,937,420	1,937	(1,937)	—	—	—
Net loss	—	—	—	—	—	—	—	(154,336,341)	—	(154,336,341)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	(959,311)	(959,311)

Balance September 30, 2010	—	$—	—	$—	78,108,595	$78,109	$183,568,040	$(302,338,993)	$(3,685,269)	$(122,378,113)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(154,336,341)	$(37,058,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,324,068	4,439,465
Impairment of goodwill and other long-lived assets	10,538,307	—
Expenses paid by issuance of common stock and warrants	835,652	1,082,500
Non-cash stock option and restricted stock compensation expense	1,243,602	1,905,662
Accretion of preferred stock redemption value	48,535,463	94,254
Increase in fair value of warrants	56,007,780	2,731
Dividends on preferred stock	3,534,795	—
Loss on disposal of assets	812,783	138,133
Deferred income tax	382,645	(263,108)
Changes in operating assets and liabilities:
Accounts receivable	(5,673,366)	541,364
Inventories	(5,962,660)	174,135
Prepaid expenses and other current and long-term assets	(632,485)	1,240,063
Accounts payable	4,910,345	1,194,958
Accrued expenses and other liabilities	3,470,152	570,244
Unearned revenue	98,288	728,629

Net cash used in operating activities	(33,910,972)	(25,209,739)

Cash flows from investing activities:
Purchase of property and equipment	(2,668,687)	(746,125)
Sale of property and equipment	54,500	—

Net cash used in investing activities	(2,614,187)	(746,125)

Cash flows from financing activities:
Proceeds from draws on line of credit and other short-term borrowings	12,330,722	133,456
Payment of amounts due under line of credit and other short-term borrowings	(28,750,000)	(8,340,739)
Proceeds from issuance of promissory notes	—	34,699,999
Payment of amounts due under promissory notes	—	(50,000)
Payment of short and long-term debt	(1,590,989)	(253,678)
Proceeds from issuance of Common Stock for ESPP and exercise of options	93,653	1,349
Redemption of 6% Convertible Preferred Stock	(596,890)	—
Payment of 6% Convertible Preferred Stock dividends	(17,116)	(28,464)
Proceeds from issuance of manditorily redeemable Series D Preferred Stock	25,379,144	—
Proceeds from issuance of manditorily redeemable Series E Preferred Stock	30,000,112	—
Proceeds from issuance of Common Stock for Purchase Agreement	18,925,000	—

Net cash provided by financing activities	55,773,636	26,161,923

Effect of exchange rate fluctuations on cash	(306,810)	(66,074)

Net increase in cash	18,941,667	139,985
Cash balance at beginning of period	267,048	254,538

Cash balance at end of period	$19,208,715	$394,523

Supplemental disclosures:
Interest paid during the period	$506,079	$399,070

Taxes paid during the period	$—	$—

Non-cash investing and financing activities:
6% convertible Preferred Stock dividends paid and deducted in arriving at net loss	$17,116	$—

Conversion of notes payable and accrued interest to Series D Units	$40,590,240	$—

Conversion of accrued guaranty fees and interest to Series D Units	$1,694,482	$—

Conversion of Series E Units to Common Stock	$44,994,036	$—

Receivable for issuance of Common Stock for Purchase Agreement	$1,075,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2010 (the “Form 10-K”).

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenues and Accounts Receivable

The Company records revenues and accounts receivable when its products are shipped and title passes to customers. When product sales are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met.

The Company recognizes revenue on its long-term, fixed price, custom design projects using the percentage of completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company records an allowance for doubtful accounts, reducing its accounts receivable to an amount it considers collectible. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues, because such issues relate to specific transactions or customer balances. As of September 30, 2010 and December 31, 2009, accounts receivable of the Company were reflected net of reserves of $647,000 and $655,000, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts.

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

Mandatorily redeemable shares of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) are carried at accreted value amounts, which approximate fair value due to the recent issuance of these instruments.

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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For goodwill, the fair value of the Lighting Science Group B.V. (“LSGBV”) reporting unit and the associated goodwill was estimated using the discounted cash flow method, which was based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a discount rate of 17%. Amortizable intangible assets were written down to their estimated fair values as of June 30, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill.

The fair value of the interest rate swap (used for non-speculative purposes) was based on observable yield curves and was included in accrued expenses.

The Company has applied liability accounting to the warrants underlying its Series D Units, as defined in Note 2. Liquidity and Capital Resources. The Series D Warrants have been recorded at fair value using the Black Scholes valuation method and will continue to be marked to fair value until the effective date of the Certificate of Amendment, as defined in Note 6. Stockholders’ Equity.

The Company has also applied liability accounting to the warrants issued to certain directors and officers of a predecessor company. These warrants have been recorded at fair value using the Black Scholes valuation method.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2010, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on September 30, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Intangible assets	$—	$—	$5,204,684
Goodwill	—	—	1,626,482

	$—	$—	$6,831,166

Liabilities (Recurring):
Warrants included in Series D Units	$—	$90,155,431	$—
Liabilities under derivative contracts	—	312	—

	$—	$90,155,743	$—

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table is a reconciliation of the beginning and ending balances for assets using Level 3 inputs as defined above for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Total	Intangible Assets	Goodwill	Total	Intangible Assets	Goodwill
Beginning balance	$7,083,320	$5,456,838	$1,626,482	$19,252,981	$13,482,736	$5,770,245
Realized and unrealized losses included in net loss	(252,154)	(252,154)	—	(11,807,661)	(8,278,052)	(3,529,609)
Foreign currency translation adjustments included in comprehensive loss	—	—	—	(614,154)	—	(614,154)
Purchases, sale, issuances and settlements	—	—	—	—	—	—
Transfers in or out of Level 3	—	—	—	—	—	—

Ending balance	$6,831,166	$5,204,684	$1,626,482	$6,831,166	$5,204,684	$1,626,482

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement on December 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Interest rate swap	$—	$21,745	$—

Net cash provided by financing activities	$—	$21,745	$—

Liabilities (Recurring):
Liabilities under derivative contracts	$—	$1	$—

	$—	$1	$—

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount which the Company estimates is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company recorded an increase of $581,000 in its valuation allowance for the nine months ended September 30, 2010. The Company believes the increase is appropriate based on its pre-tax losses in the current period and the past several years. Accounting guidelines provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

operations. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant net losses as well as negative cash flows from operations since its inception. Recent increases in backlog coupled with potential sales under newly formed business relationships will continue to significantly increase our working capital needs during the remainder of 2010. Meeting these working capital needs will be an ongoing challenge to the extent that the Company continues to experience significant growth. The Company’s primary source of liquidity has been sales of preferred stock to and short term loans from Pegasus Partners IV, L.P. (“Pegasus IV”) and to a lesser extent, draws from the Company’s lines of credit with Bank of Montreal (“BMO”), ABN AMRO and IFN Finance and other short term loans.

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

On March 3, 2010, the Company consummated a rights offering (the “Rights Offering”) pursuant to which it offered certain of its existing security holders 25,268,193 units of its securities (the “Series D Units”), with each Series D Unit consisting of one share of the Company’s Series D Preferred Stock and a warrant entitling the holder thereof to purchase one share of Common Stock for $6.00 per share of Common Stock, except the warrants comprising the Series D Units issued to Philips, which have an exercise price of $12.00 per share of Common Stock. As a result of the consummation of the Rights Offering $35.2 million of principal and interest on the Pegasus Convertible Note were converted into 35,017,667 Series D Units and $5.4 million of principal and interest on the Philips Convertible Note were converted into 5,330,482 Series D Units.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pursuant to the Rights Offering, the Company received $25.7 million for the sale of 25,268,193 Series D Units. For additional information regarding the Series D Units see Note 6. Stockholders’ Equity and Note 8. Series D Preferred Stock

On April 19, 2010, the Company used the proceeds from the Rights Offering to repay the $22.4 million outstanding principal balance on its revolving line of credit with BMO.

On April 20, 2010, in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 1,555,860 Series D Units in satisfaction of its accrued guaranty fee of $1.6 million.

On June 23, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Pegasus IV, pursuant to which the Company sold Pegasus IV 235,295 units (the “Series E Units”) of its securities at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. For additional information regarding the Series E Units see Note 6. Stockholders’ Equity and Note 9. Series E Preferred Stock

On June 24, 2010, the Company used the proceeds from the sale of Series E Units to repay the $9.0 million outstanding principal amount on the BMO facility. On July 9, 2010, in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of its accrued guaranty fee of $89,000.

On September 30, 2010, the Company entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Purchase Agreement”) with Pegasus IV, LSGC Holdings, LLC (“LSGC Holdings”) and LED Holdings, LLC (“LED Holdings”). Pursuant to the Purchase Agreement, LSGC Holdings purchased $25.0 million of the Company’s Common Stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the Company (the “Recapitalization”). Pursuant to the Purchase Agreement, LSGC Holdings purchased 12,500,000 shares of Common Stock at a price per share of $1.60, for an aggregate purchase price of $20.0 million. As of September 30, 2010, $18.9 million of the purchase price had been received. The balance of $1.1 million was recorded as a receivable in prepaid and other current assets and was received in full by October 6, 2010. LSGC Holdings also received an option to purchase up to an additional 3,125,000 shares of Common Stock at a price per share of $1.60, which it exercised in full on October 5, 2010. In total, the Company issued 15,625,000 shares of Common Stock to LSGC Holdings for an aggregate purchase price of $25.0 million (the “Common Stock Purchase”).

On October 4, 2010, the Company terminated the BMO revolving line of credit and the related guaranty agreement. The Company is currently negotiating with Wells Fargo, N.A. to obtain a $15.0 million asset-based lending facility and expects to finalize such facility in November 2010.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	September 30, 2010	December 31, 2009
Raw materials and components	$15,130,308	$13,082,060
Work-in-process	574,851	331,417
Finished goods	3,911,358	2,493,750
Allowance for excess and obsolescence	(5,265,701)	(7,842,603)

Total inventory	$14,350,816	$8,064,624

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2010	December 31, 2009
Leasehold improvements	$977,207	$2,727,334
Office, furniture and equipment	4,293,654	4,495,919
Tooling, production and test equipment	7,181,243	5,959,658
Construction-in-process	538,441	—

Total property and equipment	12,990,545	13,182,911
Accumulated depreciation	(8,416,680)	(9,891,615)

Total property and equipment, net	$4,573,865	$3,291,296

Depreciation expense related to property and equipment was $345,000 and $302,000 for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense related to property and equipment was $971,000 and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in leasehold improvements was due to the termination of the lease on the property in New Jersey. These assets were fully depreciated at the time of the termination of the lease. In addition, the Company incurred an impairment charge of $83,000, based on the valuation of leasehold improvements and furniture and fixtures related to the closure of the California facility in October 2010.

4. GOODWILL AND INTANGIBLES, NET

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually at the end of the Company’s third quarter, or more frequently if certain indicators arise. This review includes an assessment of industry factors, contract retentions, cash flow projections and other factors the Company believes are relevant. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believed that no additional impairment was necessary at September 30, 2010.

Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed to determine if estimable lives have decreased. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows. Management believed that no additional impairment was necessary at September 30, 2010.

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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For goodwill, the fair value of the LSGBV reporting unit and the associated goodwill was estimated using the discounted cash flow and income approach, which were based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a 17% discount rate. Amortizable intangible assets with carrying values were tested to determine their recoverability by comparing the future undiscounted cash flows expected to be generated by such assets (or asset groups),to their carrying values. Because the carrying values exceeded their undiscounted cash flows, such assets were written down to their estimated fair values as of June 30, 2010. Assets (or asset groups) that were not recoverable were written down to their estimated fair values, which were determined under various methodologies under the income approach of valuation, using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations was that an impairment charge totaling $10.5 million was recorded as of June 30, 2010. The following table summarizes the total impairment charge recorded by the Company in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

The intangible assets, their original fair values adjusted for impairment charges, and their net book values are detailed below as of September 30, 2010 and December 31, 2009:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
September 30, 2010:
Technology and intellectual property	$5,152,229	$(2,998,073)	$2,154,156	0.3 to 14.0 years
Trademarks	1,375,410	(413,721)	961,689	3.0 to 18.0 years
Customer relationships	4,081,600	(2,002,600)	2,079,000	2.0 to 12.0 years
License agreements	2,876,000	(2,866,161)	9,839	8.0 years

	$13,485,239	$(8,280,555)	$5,204,684

Goodwill	$1,626,482	$—	$1,626,482

December 31, 2009:
Technology and intellectual property	$5,152,229	$(2,574,421)	$2,577,808	0.5 to 14.5 years
Trademarks	1,566,910	(311,428)	1,255,482	3.5 to 18.5 years
Customer relationships	6,049,000	(1,525,729)	4,523,271	2.5 to 12.5 years
License agreements	7,642,500	(2,516,325)	5,126,175	8.5 years

	$20,410,639	$(6,927,903)	$13,482,736

Goodwill	$5,770,245	$—	$5,770,245

Total intangible asset amortization expense was $252,000 and $1.3 million for the three months ended September 30, 2010 and 2009, respectively. Total intangible asset amortization expense was $1.4 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The change in goodwill was due to the impairment discussed above and the change in the foreign currency exchange rate at September 30, 2010 as compared to December 31, 2009.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. SHORT-TERM DEBT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities as of the dates presented:

	Balance Outstanding at
Facility	September 30, 2010	December 31, 2009
ABN AMRO Bank, revolving line of credit	$144,383	$—
ABN AMRO term note payable	680,600	1,791,525
IFN Finance, working capital line	933,274	1,132,229
Bank of Montreal, demand line of credit	—	15,600,000
Promissory notes issued to related parties	—	32,846,619
Promissory notes issued to Phillips Electronics	—	5,000,000
Other	5,132	29,800

	$1,763,389	$56,400,173

ABN AMRO Bank

As of September 30, 2010, the ABN AMRO revolving line of credit had a maximum available credit of €200,000 and the interest rate on the facility was 7.50% and 6.90% per annum as of September 30, 2010 and December 31, 2009, respectively. As security for the line of credit, ABN AMRO was given a senior security interest in the inventory, property and equipment of LSGBV. The interest rate on the ABN AMRO fixed-rate term note payable was 4.65% per annum as of both September 30, 2010 and December 31, 2009. The maturity date for both facilities is December 15, 2010. The Company has agreed to reduce the principal amount outstanding on the fixed-rate term note payable with various monthly payments ranging from €25,000 to €200,000 per month, which should result in payment in full by December 15, 2010.

IFN Finance

IFN Finance has a senior security interest in all accounts receivable of LSGBV. Interest is payable monthly on this facility. The maximum line of credit is €1.5 million and availability is based on 82% of the value of trade receivable invoices. The interest rate on the working line with IFN Finance was 7.15% per annum at both September 30, 2010 and December 31, 2009.

Bank of Montreal

As of September 30, 2010, the BMO revolving line of credit had a maximum available credit of $2.0 million. The loan agreement required monthly payments of interest only and interest was calculated on the outstanding balance at the greater of prime plus 0.50% per annum and 7.25% per annum (7.25% as of both September 30, 2010 and December 31, 2009). The BMO loan was scheduled to mature on written demand by BMO, but in no event later than April 19, 2011. Any outstanding balance under the Loan Agreement was payable on written demand by BMO, provided that the Company would have 14 business days to make any such payment. The Loan Agreement was not secured by any assets of the Company, but was guaranteed by Pegasus IV. During the three and nine months ended September 30, 2010, the Company recorded guaranty fee expenses of $0 and $887,000, respectively, related to the guaranty of the BMO facility by Pegasus IV. During the three and nine months ended September 30, 2009, the Company recorded guaranty and transaction fee expenses of

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$154,000 and $234,000, respectively, related to the guaranty of the BMO facility by Pegasus IV. As of September 30, 2010 and December 31, 2009, the Company had accrued total guaranty fees payable to Pegasus IV of $0 and $748,000, respectively, related to the BMO facility, which amounts were included in interest expense.

Effective October 4, 2010, the Company terminated the BMO revolving line of credit and the related guaranty agreement.

Related Party

As of December 31, 2009, the Company had an outstanding unsecured convertible note to Pegasus IV for $32.8 million with interest accruing at the rate of 14.0% per annum. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Series D Units.

Phillips Electronics

As of December 31, 2009, the Company had an outstanding unsecured convertible note to Philips for $5.0 million with interest accruing at the rate of 14.0% per annum. As a result of the Company’s consummation of the Rights Offering on March 3, 2010, $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units.

6. STOCKHOLDERS’ EQUITY

On September 30, 2010, the Company entered into the Purchase Agreement with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Purchase Agreement, LSGC Holdings purchased $25.0 million of the Company’s Common Stock and Pegasus IV and LED Holdings agreed to participate in the Recapitalization. Pursuant to the Purchase Agreement, LSGC Holdings purchased 12,500,000 shares of Common Stock at a price per share of $1.60, for an aggregate purchase price of $20.0 million. LSGC Holdings also received an option to purchase up to an additional 3,125,000 shares of Common Stock at a price per share of $1.60, which it exercised in full on October 5, 2010. In total, the Company issued 15,625,000 shares of Common Stock to LSGC Holdings for an aggregate purchase price of $25.0 million (the “Common Stock Purchase”).

In conjunction with the Recapitalization, Pegasus IV, LED Holdings and an unrelated holder exchanged all of their respective shares of Series B Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock (the “Series C Preferred Stock”), Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”), and a warrant to purchase shares of Common Stock issued in conjunction with the Series E Preferred Stock (“Series E Warrant”) for 32,612,249 shares of Common Stock. The holders of the Series C Preferred Stock held warrants (“Series C Warrants”) to purchase a total of 3,776,078 shares of Common Stock. These warrants were exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock. These warrants had an exercise price of $0.85 per share and a term of five years. On September 30, 2010, the holders of all of the Series C Warrants exercised such warrants, in accordance with their terms, on a cashless basis for 1,937,420 shares of Common Stock.

On September 30, 2010 and in conjunction with the Purchase Agreement, the Board of Directors of the Company approved, and recommended to the stockholders for approval, a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) that will amend the Certificate of

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Designation (the “Series D Certificate”) concerning the Company’s Series D Preferred Stock to provide for the automatic conversion of all shares of Series D Preferred Stock into Common Stock upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. Pegasus IV, as holder of the majority of the Series D Preferred Stock, and, together with LSGC Holdings, the majority holders of the voting power of the Company, approved the Certificate of Amendment. The Company will file a preliminary information statement on Schedule 14C with the SEC on or about November 12, 2010 and expects to file the Certificate of Amendment approximately 20 days after it mails the definitive information statement concerning the Certificate of Amendment to stockholders. After the Certificate of Amendment is effective, holders of Series D Preferred Stock will receive, based upon the date of issuance of their Series D Preferred Stock, approximately 0.64 to 0.66 shares of Common Stock for each share of Series D Preferred Stock they hold.

As of September 30, 2010, pursuant to the terms of the Purchase Agreement, the exercise price of the Private Placement A Warrants adjusted, pursuant to the terms of such warrants, from $6.00 to $1.60 per share of Common Stock. The number of shares of Common Stock into which such warrants are exercisable also adjusted, pursuant to the terms of such warrants, from 842,742 to 3,160,281 shares.

Warrants for the Purchase of Common Stock

At September 30, 2010, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in March 2007 Private Placement	Private Placement A Warrants	3,160,281	$1.60	March 9, 2012 through June 29, 2012
Pegasus IV	Guarantee of BMO line of credit	942,857	$7.00	July 25, 2013
Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012
Icurie	Marketing agreement	6,250	$6.40	September 13, 2011
Investors in Series D Preferred Stock	Series D Warrants	61,782,730	$6.00	March 3, 2022 through April 19, 2022
Phillips Electronics	Series D Warrants	5,330,482	$12.00	March 3, 2022

		71,343,975

At September 30, 2010, all warrants shown in the table above were exercisable.

7. 6% CONVERTIBLE PREFERRED STOCK

As of December 31, 2009, there were 196,902 outstanding shares of 6% Convertible Preferred Stock, the conversion price was $6.00 per share and all shares were redeemable on May 10, 2010. In conjunction with the issuance of the 6% Convertible Preferred Stock, warrants were issued to the purchasers of the 6% Convertible Preferred Stock to purchase additional shares of Common Stock exercisable at the election of the holder. These warrants expired on May 10, 2010.

As of September 30, 2010, 186,528 shares of the 6% Convertible Preferred Stock were redeemed for $597,000. As of September 30, 2010, 10,374 shares of 6% Convertible Preferred Stock were effectively redeemed, but had not been presented for redemption. Upon presentment, the Company will pay $33,000 to redeem these shares and this amount is included in accrued expenses as of September 30, 2010.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. SERIES D PREFERRED STOCK

On March 3, 2010, the Company consummated the Rights Offering and $35.2 million of principal and interest on the Pegasus Convertible Note and $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively. In March and April, 2010, the Company received $25.7 million in gross proceeds from the sale of 25,268,193 Series D Units. On April 20, 2010, the Company issued 1,555,860 Series D Units to Pegasus IV in satisfaction of its accrued guaranty fee of $1.6 million. On July 9, 2010, in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of its accrued guaranty fee of $89,000. As of September 30, 2010, the outstanding balance of the Series D Preferred Stock underlying the Series D Units was $67.7 million.

The Series D Preferred Stock was recorded at issuance at the amount of the proceeds, net of the fair value of the Series D Warrants, which was determined using the Black Scholes valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was recorded as a liability because it is mandatorily redeemable. The accretion for the Series D Preferred Stock was $29.9 million and $30.7 million for the three and nine months ended September 30, 2010, respectively, as the full amount of the accretion was recognized due to the reduction in the expected life of the Series D Preferred Stock under the terms of the Purchase Agreement and the Certificate of Amendment.

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

Exercise Price Accrual. The Exercise Price Accrual per share of Series D Preferred Stock is equal to 17.00% of $1.006, compounding annually, and is a non-cash dividend credited to the account of the holder. At the holder’s election, but subject to the limitations described below, the Exercise Price Accrual may only be used for purposes of funding payment of the exercise price of all or a portion of the warrants comprising the other component of the Series D Unit.

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

Series D Warrants

Each Series D Unit is also comprised of a warrant (“Series D Warrant”) representing the right to purchase one share of the Company’s Common Stock. Each such Series D Warrant has an exercise price of $6.00 per share

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

of Common Stock except the Series D Warrants underlying the Series D Units issued to Philips, which have an exercise price of $12.00 per share. Each Series D Warrant expires on the twelfth anniversary of the date of issuance. Upon issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” and the Series D Warrants were recorded as a liability at fair value using the Black Scholes valuation method with changes in fair value measured and recorded at the end of each quarter.

Amendment to the Series D Warrants

In connection with the amendment of the Series D Certificate, the Company agreed to take all necessary action to enable the holders of Series D Warrants to obtain adjustments of approximately $0.04 to $0.10 (depending on the date of issuance) to the exercise price of each Series D Warrant, an amount corresponding to such holders accrued Exercise Price Accrual. The Company also agreed to credit an account for the benefit of each Series D Warrant holder, as of the date of the Purchase Agreement, in an amount equal to the total unaccrued Annual Dividend (as defined in the Series D Certificate) of each share of Series D Preferred Stock that would have accrued following the date of the Purchase Agreement through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). Each Series D Warrant holder will receive an Accrual Credit for each share of Common Stock into which each Series D Warrant is exercisable. The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants upon the earlier of: (i) the passage of eight years from the date of issuance of each Series D Warrant or (ii) a Liquidation Event of the Company (as defined in the Series D Certificate). The Accrual Credit will remain credited to the account of each Series D Warrant holder until used or until the date that such warrants are no longer exercisable in accordance with the terms of the Series D Warrants. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a change of control or the eighth anniversary of their issuance, would be between $1.02 to $1.05 per share of Common Stock, depending upon the date of issuance of the related shares of Series D Preferred Stock (except in the case of the Series D Warrants of Philips, whose effective exercise price would decrease to approximately $7.05 per share of Common Stock).

Pursuant to the terms of the Purchase Agreement, the Series D Warrants are expected to be amended to omit certain clauses, which had originally resulted in the Series D Warrants being recorded as liabilities. Upon the effective date of the Certificate of Amendment, the Series D Warrants will be adjusted to fair value and will then be reclassified to additional paid-in capital.

As of September 30, 2010, the Series D Warrants were adjusted to fair value using the Black Scholes valuation method. The change in fair value for the three and nine month periods ending September 30, 2010 related to the Series D Warrants is a decrease of $20.0 million and an increase of $73.2 million, respectively. The changes are recorded in the decrease (increase) in fair value of Series D and Series E warrants, net, in the statement of operations and comprehensive loss. The change in fair value for the three and nine month periods ended September 30, 2010 was due primarily to the fluctuations in the price of the Company’s Common Stock.

9. SERIES E PREFERRED STOCK

On June 23, 2010, the Company entered into the Subscription Agreement with Pegasus IV, pursuant to which it sold Pegasus IV 235,295 Series E Units at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit consisted of: (a) one share of the Company’s newly designated Series E Preferred Stock and (b) a warrant representing the right to purchase 50 shares of the Company’s Common Stock, par value $0.001 per share at a price per share of $7.00, subject to adjustment

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(collectively, the “Series E Preferred Offering”). Pursuant to the Subscription Agreement, the Company agreed to apply a portion of the proceeds of the Series E Preferred Offering to repay all amounts outstanding under the Company’s line of credit with the BMO. The Company was required to redeem all outstanding shares of Series E Preferred Stock on the eighth anniversary of the date of issuance or upon the Company’s earlier liquidation, dissolution or change of control (each of which will be deemed to be a redemption). The Company did not otherwise have a right or obligation to redeem the outstanding shares of Series E Preferred Stock.

The Series E Preferred Stock was recorded at issuance at the amount of the proceeds net of the fair value of the Series E Warrant, which was determined using the Black Scholes valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series E Preferred Stock. The Series E Preferred Stock was recorded as a liability because it is mandatorily redeemable. The accretion for the Series E Preferred Stock was $17.8 million for both the three and nine months ended September 30, 2010, as the full amount of the accretion was recognized prior to converting the Series E Preferred Stock to Common Stock under the terms of the Purchase Agreement. On September 30, 2010, pursuant to the Purchase Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and the Series E Warrant for shares of Common Stock.

Each share of Series E Preferred Stock underlying the Series E Units was entitled to an annual cumulative dividend of 13.454% of $127.50, subject to adjustment, which compounded annually on the anniversary of the date of issuance.

Series E Warrant

Each Series E Unit was also comprised of a warrant representing the right to purchase 50 shares of the Company’s Common Stock. The Series E Warrant had an exercise price of $7.00 per share of Common Stock. The Series E Warrant was scheduled to expire on the twelfth anniversary of the date of issuance. The Series E Warrant was exercisable at any time following issuance by delivery of a written exercise notice to the Company and by payment of an amount equal to the exercise price multiplied by the number of shares of Common Stock being purchased. The Series E Warrant was considered a derivative financial instrument under the same guidance as the Series D Warrants and was recorded as a liability at fair value using the Black Scholes valuation method upon issuance. The change in fair value for the three and nine month periods ending September 30, 2010 related to the Series E Warrant was a decrease of $3.1 million and $3.5 million, respectively. The change is recorded in the decrease (increase) in fair value of Series D and Series E warrants, net, in the statement of operations and comprehensive loss. The change in fair value for the three and nine months ended September 30, 2010 was due primarily to fluctuations in the price of the Company’s Common Stock .

10. RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital Advisors, L.P. (“Pegasus Advisors”), under which the Company agreed to pay Pegasus Advisors $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Advisors. In addition, the Company agreed to pay $187,500 for the next four calendar quarters and then $125,000 for each of the four calendar quarters thereafter in exchange for these support services during such periods. Pegasus Advisors is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 92.5% of the Company’s Common Stock as of September 30, 2010. See Note 2. Liquidity and Capital Resources, Note 5. Short-Term Debt, Note 6. Stockholders’ Equity, Note. 8. Series D Preferred Stock and Note 9. Series E Preferred Stock for additional information regarding related party transactions.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11. RESTRUCTURING EXPENSES

In August 2010, the Company announced restructuring plans to increase efficiencies across the organization and lower the overall cost structure. These plans included the consolidation of the Company’s research and development and product development operations, including its California operations to the Company’s headquarters in Satellite Beach, FL and the restructuring of the European operations from a development and manufacturing business to a sales and marketing business. These restructuring plans include a reduction in full time headcount in the U.S. and Europe, which was partially completed in October 2010 and is expected to be finalized by the end of 2010. For the three and nine months ended September 30, 2010, the Company incurred $1.1 million of costs as a result of an increase in the allowance for obsolete inventory as a result of products to be phased out by LSGBV as well as severance and termination benefits and rent costs as a result of the closing of the California offices. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

In the second quarter of 2009, the Company determined it would consolidate U.S. operations from four locations to two and moved both the Dallas based headquarters and the New Jersey based light engine business to Satellite Beach, FL. In addition, headcount was reduced for the California business. For the three and nine months ended September 30, 2010, the Company incurred $0 and $703,000, respectively, of costs related to severance and termination benefits related to these headcount reductions.

12. CUSTOMER CONCENTRATIONS

For the three and nine months ended September 30, 2010, the Company had two customers whose revenue collectively represented 38% and 27%, respectively, of the Company’s total revenue. For the three and nine months ended September 30, 2009, the Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue.

As of September 30, 2010, the Company had two customers whose accounts receivable balance collectively represented 46% of the Company’s accounts receivables, net of reserves. As of September 30, 2009, the Company had no customers whose accounts receivable balance individually represented 10% or more of the Company’s accounts receivables, net of reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,”, “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) the anticipated synergies from strategic relationships with technology providers, component suppliers and contract manufacturers, (v) the expected benefits from recent cost saving initiatives, (vi) our ability to obtain an asset-based lending facility and (vii) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), (iii), (iv), (v) or (vi).

Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our Common Stock. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings including, but not limited to, the discussions of “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on April 13, 2010 (the “Annual Report”).

Company Overview

We research, design, develop, manufacture and market light emitting diode (“LED”) lighting solutions that are environmentally friendlier and more energy efficient than traditional lighting products. We offer retrofit LED lamps in form factors that match the form factor of traditional lamps or bulbs and LED luminaires for a range of applications including public and private infrastructure for both indoor and outdoor applications. We also design, develop and manufacture custom LED lighting solutions for architectural and artistic projects. We specialize in the integration of power supplies, thermal management technology, optics and controls around LED chips to produce lamps and fixtures that demonstrate strong light quality, light output, lamp lifetime and performance at a competitive price.

During the past year we began implementing a strategic plan with the intent of creating an organization capable of leading the industry. This plan included multiple phases and as of the end of the third fiscal quarter of 2010, we believe we had substantially completed the first three phases of the plan and we are currently in the process of implementing the fourth phase of the plan.

The initial phase of this plan was to consolidate and restructure our operations to better align our fixed operating expenses with our business needs while supporting investment in our research and engineering resources. For the nine months ended September 30, 2010, we reduced our total operating expenses, excluding non-cash expenses for stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization by 12%, as compared to the nine months ended September 30, 2009, while continuing to fund our development activities For a discussion of the use of the foregoing non-GAAP financial measure, see the table and disclosures below under “Total Operating Expenses, Excluding Certain Non-cash Expenses.”

We are seeking opportunities to further reduce our operating expenses, including but not limited to: (i) the exit of our Japanese operation as of July 1, 2010, (ii) the consolidation of our California-based operations to our headquarters in Satellite Beach, Florida by the fourth quarter of 2010, (iii) the restructuring of our European operations and (iv) opening an additional production facility in Monterrey, Mexico to increase North American capacity and access lower cost labor.

The second phase of our strategic plan was to develop and bring to market ground breaking products and technologies. We successfully executed this phase as evidenced by the launch of our next generation LED retrofit lamps. These products, we believe, deliver the highest lumens per watt per dollar values currently available in the marketplace and deliver approximately 50% more lumens than other comparable LED lamps.

The third phase of our strategic plan was to capture significant channel access by securing agreements with large, strategic customers. In the retail channel, we have entered into a Strategic Purchasing Agreement with Home Depot USA, Inc., positioning us as Home Depot’s preferred provider and product development partner with respect to LED lamps and fixtures. We have also established supply agreements with several lighting companies for sale through their distribution channels.

We are currently implementing the fourth phase of our strategic plan, which consists of establishing a global supply chain to meet growing market demand. We are working to increase the scale of our North American manufacturing operations and our relationships with contract manufacturers in Asia. In addition, we are enhancing our supply chain capabilities by continuing to develop our strategic relationships with key component manufacturers. While we have experienced significant near-term costs due to the greater than anticipated demand growth, we are confident in our long-term plans to bring these costs in line with our targets.

Factors that are expected to contribute to the continued increase in demand for our products include the announcement in September 2010 that we received the industry’s first ENERGY STAR label for an LED light bulb following rigorous government performance testing. In October, 2010, four more of our LED light bulbs received the ENERGY STAR label. ENERGY STAR is the trusted, government-backed symbol that makes it easy for consumers to identify and purchase energy-efficient products that offer savings on energy bills without sacrificing performance, features, and comfort. On November 1, 2010, we announced that Xcel Energy is now offering businesses rebates in Minnesota and Colorado for the installation of ENERGY STAR approved bulbs to accelerate the installation of ultra-efficient LED lighting.

Recent Events

On September 30, 2010, we entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Purchase Agreement”) with Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”) and LED Holdings, LLC (“LED Holdings”). Pursuant to the Purchase Agreement, LSGC Holdings purchased $25.0 million of our Common Stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the Company (the “Recapitalization “). Pursuant to the Purchase Agreement, LSGC Holdings purchased 12,500,000 shares of Common Stock at a price per share of $1.60, for an aggregate purchase price of $20.0 million. As of September 30, 2010, $18.9 million of the purchase price had been received. The balance of $1.1 million was recorded as a receivable in prepaid and other current assets and was received in full by

October 6, 2010. LSGC Holdings also received an option to purchase up to an additional 3,125,000 shares of Common Stock at a price per share of $1.60, which it exercised in full on October 5, 2010. In total, we issued 15,625,000 shares of Common Stock to LSGC Holdings for an aggregate purchase price of $25.0 million (the “Common Stock Purchase”).

In conjunction with the Recapitalization, we exchanged all of our outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock (the “Series C Preferred Stock”), Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) and the warrant issued in conjunction with the Series E Preferred Stock (the “Series E Warrant”) for 32,612,249 shares of our Common Stock. In addition, the holders of all of the Series C Preferred Stock elected to exercise all of their related warrants (“Series C Warrants”) on a cashless basis for 1,937,420 shares of our Common Stock.

On September 30, 2010 and in conjunction with the Purchase Agreement, our Board of Directors approved, and recommended to the stockholders for approval, a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) that will amend the Certificate of Designation (the “Series D Certificate”) concerning our Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) to provide for the automatic conversion of all shares of Series D Preferred Stock into Common Stock upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. Pegasus IV, as holder of the majority of the Series D Preferred Stock, and, together with LED Holdings, the majority holders of the voting power of the Company, approved the Certificate of Amendment. We expect to file a preliminary information statement on Schedule 14C with the SEC on or about November 12, 2010 and expect to file the Certificate of Amendment approximately 20 days after we mail the definitive information statement concerning the Certificate of Amendment to stockholders. After the Certificate of Amendment is effective, holders of Series D Preferred Stock will receive, based upon the date of issuance of their Series D Preferred Stock, approximately 0.64 to 0.66 shares of Common Stock for each share of Series D Preferred Stock they hold.

In connection with the amendment of the Series D Certificate, we agreed to take all necessary action to enable the holders of the warrants issued in conjunction with the Series D Preferred Stock (the “Series D Warrants”) to obtain adjustments of approximately $0.04 to $0.10 (depending on the date of issuance) to the exercise price of each Series D Warrant, an amount corresponding to such holders accrued Exercise Price Accrual as defined in the Series D Certificate. We also agreed to credit an account for the benefit of each Series D Warrant holder, as of the date of the Purchase Agreement, in an amount equal to the total unaccrued Annual Dividend (as defined in the Series D Certificate) of each share of Series D Preferred Stock that would have accrued following the date of the Purchase Agreement through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). Each Series D Warrant holder will receive an Accrual Credit for each share of Common Stock into which each Series D Warrant is exercisable. The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants upon the earlier of: (i) the passage of eight years from the date of issuance of each Series D Warrant or (ii) a Liquidation Event of the Company (as defined in the Series D Certificate). The Accrual Credit will remain credited to the account of each Series D Warrant holder until used or until the date that such warrants are no longer exercisable in accordance with the terms of the Series D Warrants. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a change of control or the eighth anniversary of their issuance, would be between $1.02 to $1.05 per share of Common Stock, depending upon the date of issuance of the related shares of Series D Preferred Stock (except in the case of the Series D Warrants of held by Koninklijke Philips Electronics N.V. (“Philips”), whose effective exercise price would decrease to approximately $7.05 per share of Common Stock).

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2009, contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, as set forth herein.

General Financial Overview

Our backlog, which represents customer purchase orders and commitments, increased from $4.5 million at December 31, 2009 to $15.5 million as of September 30, 2010, of which $13.3 million was related to the U.S. market. As of November 10, 2010, our backlog was $19.5 million, of which $17.6 million was related to the U.S. market. We have experienced substantial sales growth in multiple new product lines during 2010. Our results reflected the impact of higher than normal costs for the initial launch of these new products and efforts to meet accelerated production schedules associated with increased demand. These increased costs were primarily the result of our need to make spot purchases of long lead-time materials at higher than normal market prices and to expedite materials delivery by means of premium freight. In addition, we experienced labor inefficiencies due to the rapid expansion of our labor force and as a result of delays in establishing certain contract manufacturing operations. We are working to address these supply chain issues and we are experiencing gradual improvement. We expect this improvement to continue as we gain efficiencies with volume and supply chain optimization.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$15,137,902	$7,700,730	$30,331,005	$21,969,701
Cost of goods sold	16,384,673	6,433,599	31,229,947	17,599,574

Gross margin	$(1,246,771)	$1,267,131	$(898,942)	$4,370,127

Gross margin percentage	-8.2%	16.5%	-3.0%	19.9%

Total Operating Expenses, Excluding Certain Non-cash Expenses

We believe the following non-GAAP financial measure provides additional information concerning our operating performance and liquidity measures. This non-GAAP financial measure is not in accordance with, nor is it a substitute for the comparable GAAP financial measure. This non-GAAP financial measure is intended to supplement our financial results that are prepared in accordance with GAAP. We believe that this supplemental non-GAAP financial measure provides information that is useful to the assessment of our performance and operating trends, as well as liquidity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$15,137,902	$7,700,730	$30,331,005	$21,969,701

Total operating expenses	10,807,458	9,013,883	41,575,249	37,621,577
Less:
Stock based compensation	(1,250,972)	(2,167,943)	(2,079,254)	(2,988,162)
Impairment of goodwill and other long-lived assets	(83,298)	—	(10,538,307)	—
Depreciation and amortization	(596,934)	(1,565,998)	(2,324,068)	(4,439,465)

Total operating expenses, excluding stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization	8,876,254	5,279,942	26,633,620	30,193,950

Percentage of revenue	58.6%	68.6%	87.8%	137.4%

During 2009 we took significant steps to reduce our total operating expenses, excluding certain non-cash expenses. For the nine months ended September 30, 2010, we reduced our total operating expenses, excluding stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization by 12%, as compared to the nine months ended September 30, 2009, while continuing to fund our product development activities. We are seeking opportunities to further reduce our operating expenses, including without limitation: (i) the exit of our Japanese operation as of July 1, 2010, (ii) the consolidation of our California-based operations to our headquarters in Satellite Beach, Florida by the fourth quarter of 2010, (iii) the restructuring of our European operations and (iv) opening an additional production facility in Monterrey, Mexico to increase North American capacity and access lower cost labor. We expect to continue this trend as we establish tighter fiscal controls and consolidate certain general and administrative functions in our remaining locations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$15,137,902	$7,700,730	7,437,172	96.6%	100.0%	100.0%
Cost of goods sold	16,384,673	6,433,599	9,951,074	154.7%	108.2%	83.5%
Sales and marketing	2,050,868	1,192,157	858,711	72.0%	13.5%	15.5%
Operations	1,187,650	1,698,982	(511,332)	-30.1%	7.8%	22.1%
Research and development	2,580,456	904,948	1,675,508	185.1%	17.0%	11.8%
General and administrative	3,849,941	3,651,798	198,143	5.4%	25.4%	47.4%
Restructuring expenses	458,311	—	458,311	100.0%	3.0%	0.0%
Impairment of goodwill and other long-lived assets	83,298	—	83,298	100.0%	0.6%	0.0%
Depreciation and amortization	596,934	1,565,998	(969,064)	-61.9%	3.9%	20.3%
Interest expense, net	(1,040,015)	(1,604,093)	564,078	-35.2%	-6.9%	-20.8%
Decrease (increase) in fair value of Series D and Series E Warrants	23,089,464	—	23,089,464	100.0%	152.5%	0.0%
Dividends on preferred stock	(1,968,695)	(9,148)	(1,959,547)	21,420.5%	-13.0%	-0.1%
Accretion of preferred stock	(47,753,920)	(31,245)	(47,722,675)	152,737.0%	-315.5%	-0.4%
Other income (expense), net	(53,490)	193,627	(247,117)	-127.6%	-0.4%	2.5%
Income tax expense (benefit)	(17,039)	(90,398)	73,359	-81.2%	-0.1%	-1.2%

Net loss	$(39,763,846)	$(9,107,213)	(30,656,633)	336.6%	-262.7%	-118.3%

Revenues

Revenues increased $7.4 million, or 96.6%, to $15.1 million for the three months ended September 30, 2010 from $7.7 million in the three months ended September 30, 2009. The increase in revenues was a result of our introduction of several new products and the increased demand for both new and existing products by our customers.

Cost of Goods Sold

Cost of goods sold increased $10.0 million, or 154.7%, to $16.4 million for the three months ended September 30, 2010 from $6.4 million in the three months ended September 30, 2009. The increase in cost of goods sold was primarily due to the corresponding increase in sales.

Cost of goods sold as a percentage of revenues increased for the three months ended September 30, 2010 to 108.2% (or a negative gross margin of 8.2%) as compared to 83.5% (or a gross margin of 16.5%) for the three months ended September 30, 2009. The increase in the cost of goods sold for the three months ended September 30, 2010, as compared to the corresponding period in 2009, was primarily the result of the following:

•	spot purchases of long lead-time materials at higher than normal market prices;

•	expedited materials delivery by means of premium freight;

•	labor inefficiencies due to the rapid expansion and training of our labor force; and

•	labor premium costs as a result of delays in establishing certain contract manufacturing operations.

Many of the above costs were driven by our need to meet higher than expected demand. In addition, the gross margin was impacted by the mix of products sold in the current year quarter compared to the same period in 2009. During the three months ended September 30, 2010, we experienced cost overruns and delays on a large custom design project, which also negatively impacted our gross margin. We expect our cost of goods sold as a percentage of revenues to improve gradually throughout 2010 as a result of the following: (i) increased fixed price Asian contract manufacturing, (ii) the implementation of a manufacturing facility in Mexico to increase capacity and access lower labor costs, (iii) efficiencies from automation equipment and (iv) decreased freight and labor variances from greater supply chain stability of non-LED materials.

Sales and Marketing

Sales and marketing expenses increased $859,000, or 72.0%, to $2.1 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009. The increase in the three month period ended September 30, 2010 was primarily due to an increase in commissions and freight not billed out to customers related to the increase in revenue as well as an increase in personnel expenses resulting from the reorganization and expansion of our sales and marketing group both in the U.S. and in the Netherlands.

Operations

Operations expenses decreased by $511,000, or 30.1%, to $1.2 million for the three months ended September 30, 2010 from $1.7 million in the three months ended September 30, 2009. Our operations expenses include our supply chain and procurement expenses as well as other indirect production costs. The decrease was primarily due to a decrease in both facility and personnel costs related to the closing of our New Jersey facility in the third quarter of 2009 and improvements in operational efficiencies.

Research and Development

Research and development expenses increased by $1.7 million, or 185.1%, to $2.6 million for the three months ended September 30, 2010 from $905,000 in the three months ended September 30, 2009. The increase in research and development expenses was primarily related to the introduction and launch of multiple new product families during the current year.

General and Administrative

General and administrative expenses increased by $198,000, or 5.4%, to $3.8 million for the three months ended September 30, 2010 from $3.7 million in the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees related to the Purchase Agreement and Recapitalization, as well as consulting fees associated with improving our controls and procedures framework.

Restructuring Expenses

Restructuring expenses of $458,000 for the three months ended September 30, 2010, consisted of $1.1 million in expenses that included an increase in the allowance for obsolete inventory related to products to be phased out by our European operation as well as severance, termination benefits and rent costs related to the closing of our California office. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, our Japanese operation in July 2010.

Impairment of Goodwill and Other Long-lived Assets

Due to the then anticipated closing of our facility in California in October 2010, we evaluated the property and equipment in this location and determined that leasehold improvements and furniture and fixtures would have little or no future value. As of September 30, 2010, we recorded an impairment charge of $83,000.

Depreciation and Amortization

Depreciation and amortization expense decreased by $969,000, or 61.9%, to $596,000 in the three months ended September 30, 2010 from $1.6 million in the three months ended September 30, 2009. The decrease was due primarily to the change in estimated useful lives of certain intangible assets that occurred during 2009. As a result, the amortization expense for the three months ended September 30, 2010 was significantly decreased as compared to the corresponding period in 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation for the current year quarter.

Interest Expense, net

Interest expense, net, decreased by $564,000, or 35.2%, to $1.0 million for the three months ended September 30, 2010 from $1.6 million in the three months ended September 30, 2009. Interest expense for the quarter ended September 30, 2010, consists primarily of $971,000 of prepaid financing fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010. These fees were being amortized over the life of the Series D and Series E Preferred Stock, but were fully expensed as of September 30, 2010 due to the conversion of the Series E Preferred Stock to Common Stock and the reduction in the expected life of the Series D Preferred Stock due to the expected amendment of the Series D Certificate. The interest expense for the three months ended September 30, 2009, consisted primarily of $237,000 of interest expense related to the BMO facility, $24,000 in guaranty fees for the BMO facility, $1.2 million of interest expense on notes payable to related parties and $8,000 of interest related to LSGBV’s notes payable.

Decrease (Increase) in Fair Value of Series D Warrants and Series E Warrant

The Series D Warrants and Series E Warrant are accounted for as liabilities and changes in their fair values are determined using the Black Scholes Model. The fair value of the Series D Warrants decreased by $20.1 million for the quarter ended September 30, 2010, primarily due to a decrease in the price of our Common Stock during this period. The fair value of the Series E Warrant decreased by $3.0 million for the quarter ended September 30, 2010, primarily due to the price of our Common Stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock increased by $2.0 million for the three months ended September 30, 2010 to $2.0 million from $9,000 in the three months ended September 30, 2009. This increase was due to dividend expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the three months ended September 30, 2010. During the three months ended September 30, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of September 30, 2010, 186,528 shares of the 6% Convertible Preferred Stock were redeemed for $597,000. Upon presentment by the holders thereof, an additional 10,374 shares of 6% Convertible Preferred Stock will be redeemed for $33,000.

Accretion of Preferred Stock

Accretion of preferred stock increased by $47.7 million for the three months ended September 30, 2010 to $47.8 million from $31,000 in the three months ended September 30, 2009. This increase was due to $47.7 million of accretion expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the three months ended September 30, 2010. Because of transactions contemplated by the Purchase Agreement, the expected life of the Series D Preferred Stock and the Series E Preferred Stock was reduced from eight years and the full accretion was accelerated to September 30, 2010. During the three months ended September 30, 2009, $31,000 of accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income (expense), net changed by $247,000 for the three months ended September 30, 2010 to net expense of $53,000 from net income of $194,000 in the three months ended September 30, 2009. Other income (expense), net incurred in both the three months ended September 30, 2010 and 2009 was mainly due to foreign exchange translation gains or losses at LSGBV.

Income Tax Expense (Benefit)

Income tax benefit was $17,000 for the three months ended September 30, 2010 compared to a benefit of $90,000 in the three months ended September 30, 2009. The benefit recognized during the three months ended September 30, 2010 was primarily due to the loss recorded by LSGBV. For the three months ended September 30, 2010, the effective tax rate of 0.1% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Because of our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets and the tax benefits relating to our losses were fully reserved as of September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$30,331,005	$21,969,701	8,361,304	38.1%	100.0%	100.0%
Cost of goods sold	31,229,947	17,599,574	13,630,373	77.4%	103.0%	80.1%
Sales and marketing	6,873,194	4,670,459	2,202,735	47.2%	22.7%	21.3%
Operations	3,784,510	8,329,604	(4,545,094)	-54.6%	12.5%	37.9%
Research and development	6,719,808	2,444,158	4,275,650	174.9%	22.2%	11.1%
General and administrative	10,877,051	17,035,266	(6,158,215)	-36.1%	35.9%	77.5%
Restructuring expenses	458,311	702,625	(244,314)	-34.8%	1.5%	3.2%
Impairment of goodwill and other long-lived assets	10,538,307	—	10,538,307	100.0%	34.7%	0.0%
Depreciation and amortization	2,324,068	4,439,465	(2,115,397)	-47.6%	7.7%	20.2%
Interest expense, net	(3,355,240)	(3,943,941)	588,701	-14.9%	-11.1%	-18.0%
Decrease (increase) in fair value of Series D and Series E Warrants	(56,007,778)	—	(56,007,778)	100.0%	-184.7%	0.0%
Dividends on preferred stock	(3,534,795)	(27,827)	(3,506,968)	12602.8%	-11.7%	-0.1%
Accretion of preferred stock	(48,535,463)	(94,254)	(48,441,209)	51394.3%	-160.0%	-0.4%
Other income (expense), net	(46,229)	(4,405)	(41,824)	949.5%	-0.2%	0.0%
Income tax expense (benefit)	382,645	(263,108)	645,753	-245.4%	1.3%	-1.2%

Net loss	$(154,336,341)	$(37,058,769)	(117,277,572)	316.5%	-508.8%	-168.7%

Revenues

Revenues increased $8.4 million, or 38.1%, to $30.3 million for the nine months ended September 30, 2010 from $22.0 million in the nine months ended September 30, 2009. The increase in revenues was primarily a result of our introduction of several new products in the second quarter of 2010 and the increased demand for both new and existing products by our customers. These increases were offset by reductions in sales of light engines and components, which were the focus of our New Jersey facility until it was closed in the third quarter of 2009. Although we continue to sell these products, the focus of our sales and marketing efforts have shifted to new products in the current year.

Cost of Goods Sold

Cost of goods sold increased $13.6 million, or 77.4%, to $31.2 million for the nine months ended September 30, 2010 from $17.6 million in the nine months ended September 30, 2009. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the nine months ended September 30, 2010.

Cost of goods sold as a percentage of revenues increased for the nine months ended September 30, 2010 to 103.0% (or a negative gross margin of 3.0%) as compared to 80.1% (or a gross margin of 19.9%) for the nine months ended September 30, 2009. The increase in cost of goods sold for the nine months ended September 30, 2010 as compared to the corresponding period in 2009 was primarily the result of our need to meet the higher than expected demand for our new products through:

•	spot purchases of long lead-time materials at higher than normal market prices;

•	expedited materials delivery by means of premium freight;

•	labor inefficiencies due to the rapid expansion and training of our labor force; and

•	labor premium costs as a result of delays in establishing certain contract manufacturing operations.

In addition, the gross margin was impacted by the mix of products sold in the current year compared to the same period in 2009. During the nine months ended September 30, 2010, we experienced cost overruns and delays on a large custom design project, which also negatively impacted our gross margin. We expect our cost of goods sold as a percentage of revenues to improve gradually throughout 2010 as a result of the following: (i) increased fixed price Asian contract manufacturing, (ii) the implementation of a manufacturing facility in Mexico to increase capacity, (iii) efficiencies from automation equipment and (iv) decreased freight and labor variances from greater supply chain stability of non-LED materials.

Sales and Marketing

Sales and marketing expenses increased $2.2 million, or 47.2%, to $6.9 million for the nine months ended September 30, 2010 from $4.7 million for the nine months ended September 30, 2009. The increase in the nine month period ended September 30, 2010 was primarily due to an increase in marketing costs, including trade shows and events, as well as an increase in personnel expenses resulting from the reorganization and expansion of our sales and marketing group both in the U.S. and in the Netherlands.

Operations

Operations expenses decreased by $4.5 million, or 54.6%, to $3.8 million for the nine months ended September 30, 2010 from $8.3 million in the nine months ended September 30, 2009. The decrease was primarily due to a decrease in both facility and personnel costs related to the closing of our New Jersey facility in the third quarter of 2009 and improvements in operational efficiencies.

Research and Development

Research and development expenses increased by $4.3 million, or 174.9%, to $6.7 million for the nine months ended September 30, 2010 from $2.4 million in the nine months ended September 30, 2009. The increase in research and development expenses was primarily due to costs related to the introduction and launch of multiple new product families during the current year.

General and Administrative

General and administrative expenses decreased by $6.2 million, or 36.1%, to $10.9 million for the nine months ended September 30, 2010 from $17.0 million in the nine months ended September 30, 2009. The decrease in general and administrative expenses was due primarily to a decrease in legal fees resulting from the resolution of our litigation with Philips and its affiliates in August 2009, a reversal of non-vested restricted stock expense due to the forfeiture of awards upon the termination or resignation of certain employees and savings due to the closing of both our Dallas and New Jersey facilities in the second and third quarters of 2009, respectively. These savings were partially offset by an increase in professional and legal fees related to the Purchase Agreement and Recapitalization, as well as consulting fees associated with improving our controls and procedures framework and accounting and auditing fees related to the issuance of the Series D and Series E Preferred Units.

Restructuring Expenses

Restructuring expenses decreased by $244,000 or 34.8% to $458,000 for the nine months ended September 30, 2010 from $703,000 for the nine months ended September 30, 2009. Restructuring costs for the nine months ended September 30, 2010 consisted of $1.1 million in expenses that included an increase in the allowance for obsolete inventory related to products to be phased out by our European operation and severance and termination benefits and accrued rent costs related to the closing of our California office. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, our Japanese operation in July 2010. Restructuring costs for the nine months ended September 30, 2009 consisted of severance and termination benefits related to headcount reductions due to the closing of the Dallas and New Jersey based facilities and the initial restructuring of our California operations.

Impairment of Goodwill and Other Long-lived Assets

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

In addition, we incurred an impairment charge of $83,000 based on the valuation of leasehold improvements and furniture and fixtures related to our California facility, which was closed in October 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.1 million, or 47.6%, to $2.3 million in the nine months ended September 30, 2010 from $4.4 million in the nine months ended September 30, 2009. The decrease was due to the change in estimated useful lives of certain intangible assets that occurred during 2009. As a result, the amortization expense for the nine months ended September 30, 2010 was significantly decreased as compared to the corresponding period in 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation for the nine months ended September 30, 2010.

Interest Expense, Net

Interest expense, net, decreased by $589,000, or 14.9%, to $3.4 million for the nine months ended September 30, 2010 from $3.9 million in the nine months ended September 30, 2009. This decrease was due primarily to the conversion of the principal and interest amounts underlying the notes payable to Pegasus and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO facility in April 2010 and again in June 2010, which resulted in smaller debt balances during the current nine months ended September 30, 2010 in comparison to the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010 consisted primarily of $337,000 of interest expense related to the BMO facility, $887,000 of guaranty fees for the BMO facility, $861,000 of interest expense on certain notes payable to related parties, $103,000 of interest related to LSGBV’s notes payable and $971,000 of prepaid fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010. These fees were being amortized over the life of the Series D and Series E Preferred Stock, but were fully expensed as of September 30, 2010 due to the conversion of the Series E Preferred Stock to Common Stock and the reduction in the expected life of the Series D Preferred Stock because of the transactions contemplated by the Purchase Agreement. Interest expense for the nine months ended September 30, 2009 consisted primarily of $769,000 of interest expense related to the BMO facility, $877,000 in guaranty fees for the BMO facility, $1.7 million of interest expense on notes payable to related parties and $216,000 of interest related to LSGBV’s notes payable.

Decrease (Increase) in Fair Value of Series D Warrants and Series E Warrant

The Series D Warrants and Series E Warrant are accounted for as liabilities and changes in the fair values are determined using the Black Scholes Model. The fair value of the Series D Warrants increased by $59.5 million from March 3, 2010, the initial issuance date of the Series D Warrants, through September 30, 2010 primarily due to an increase in the price of our Common Stock. The fair value of the Series E Warrant decreased by $3.5 million from June 23, 2010, the issuance date of the Series E Warrant, through September 30, 2010, primarily due to a decrease in the price of our Common Stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock increased by $3.5 million for the nine months ended September 30, 2010 to $3.5 million from $28,000 in the nine months ended September 30, 2009. This increase was due to $3.5 million of dividend expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of September 30, 2010, 186,528 shares of the 6% Convertible Preferred Stock were redeemed for $597,000. Upon presentment by the holders thereof, an additional 10,374 shares of 6% Convertible Preferred Stock will be redeemed for $33,000.

Accretion of Preferred Stock

Accretion of preferred stock increased by $48.4 million for the nine months ended September 30, 2010 to $48.5 million from $94,000 in the nine months ended September 30, 2009. This increase was due to $48.4 million of accretion expense incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock and during the nine months ended September 30, 2010. The preferred stock was being accreted over the life of the Series D and Series E Preferred Stock, but was fully expensed as of September 30, 2010 due to the conversion of the Series E Preferred Stock to Common Stock and the reduction in the expected life of the Series D Preferred Stock because of the transactions contemplated by the Purchase Agreement. During the nine months ended September 30, 2009, $94,000 in accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income (expense), net changed by $42,000 for the nine months ended September 30, 2010 to net expense of $46,000 from net expense of $4,000 in the nine months ended September 30, 2009. The expense for the nine months ended September 30, 2010 and 2009 was primarily due to the cost of foreign exchange translations at LSGBV.

Income Tax Expense (Benefit)

Income tax expense was $383,000 for the nine months ended September 30, 2010, as compared to a benefit of $263,000 in the nine months ended September 30, 2009. The expense recognized during the nine months ended September 30, 2010 was mainly due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV. For the nine months ended September 30, 2010, the effective tax rate of 0.3% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Because of our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully reserved as of September 30, 2010.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Recent increases in backlog coupled with potential sales under newly formed business relationships will continue to significantly increase our working capital needs during the remainder of 2010. Meeting these working capital needs will be an ongoing challenge to the extent we continue to experience significant growth. Our primary source of liquidity has been sales of preferred stock to and short-term loans from Pegasus IV and to a lesser extent, draws from our lines of credit with BMO, ABN AMRO and IFN Finance and other short-term loans. On October 4, 2010, we terminated the BMO revolving line of credit and the related guaranty agreement pursuant to the terms of the Purchase Agreement. We are currently negotiating with Wells Fargo, N.A. to obtain a $15.0 million asset-based lending facility and expect to finalize such facility in November 2010.

We are currently dependent on Pegasus IV for our liquidity needs because other historical sources of liquidity have been insufficient or unavailable to meet our anticipated working capital needs. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. As of September 30, 2010, we had cash of $19.2 million and a backlog of open orders of $15.0 million, the majority of which we expect to ship throughout the balance of 2010.

LSGBV has also negotiated short and long term debt facilities with ABN AMRO and a working capital facility with IFN Finance. On September 30, 2010, the total amount outstanding under the ABN AMRO facilities was $825,000 and the total amount outstanding under the IFN Finance facility was $933,000. The IFN Finance facility is an asset based facility with a maximum line of credit of €1.5 million and availability is based on 82% of LSGBV’s trade receivable invoices. Our short and long term debt facilities with ABN AMRO are scheduled to mature on December 15, 2010 and we have agreed to reduce the principal amount outstanding on these facilities on a monthly basis until maturity. As a result, we do not intend to utilize the ABN AMRO facilities.

We expect that our cash on hand will be sufficient to fund our operations throughout the remainder of 2010. In order to fund our operations beyond year end, we may need to raise additional capital through the issuance of equity, equity-related or debt securities or through obtaining additional credit through financial institutions. We cannot be certain that these additional funds will be available on terms satisfactory to us or at all.

	Nine Months Ended September 30,
	2010	2009
Cash flow activities:
Net cash used in operating activities	$(33,910,972)	$(25,209,739)
Net cash used in investing activities	(2,614,187)	(746,125)
Net cash provided by financing activities	55,773,636	26,161,923

Operating Activities

Cash used in operating activities was $33.9 million for the nine months ended September 30, 2010 as compared to $25.2 million for the nine months ended September 30, 2009. The primary increase in the use of cash in operations was due to an increase in accounts receivable of $5.7 million due to the increase in revenues, an increase in inventories of $6.0 million due to the build-up of parts and components to launch our next generation lamps and an increase in prepaid expenses and other current assets of $632,000 due to deposits required on parts and components from certain suppliers, primarily in Asia, and the receivable associated with the Purchase Agreement.

These cash uses were partially offset by an increase in accounts payable of $4.9 million, an increase in accrued expenses and other liabilities of $3.5 million, and an increase in unearned revenue of $98,000. Accounts payable increases were primarily related to the increased purchases for inventory.

Investing Activities

Cash used in investing activities was $2.6 million for the nine months ended September 30, 2010 as compared to $746,000 for the nine months ended September 30, 2009. The cash used in investing activities for the nine months ended September 30, 2010 was primarily for the purchase of additional property and equipment.

Financing Activities

Cash provided by financing activities was $55.8 million for the nine months ended September 30, 2010 compared to $26.2 million for the nine months ended September 30, 2009. The cash provided by financing activities for the nine months ended September 30, 2010 consisted primarily of $12.3 million in proceeds from additional draws on our lines of credit or other short term borrowings, $25.4 million in proceeds from the issuance of the Series D Units pursuant to the Rights Offering, $30.0 million in proceeds from the issuance of the Series E Units and $18.9 million for the issuance of Common Stock in the Purchase Agreement. This was partially offset by $30.3 million in payments on outstanding short- and long-term debt.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. While many improvements have been implemented, in light of the material weaknesses disclosed and presented in our Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that as of September 30, 2010 our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since the prior fiscal year end, we have made progress implementing certain remediation plans to address the material weaknesses described in our Annual Report, although none have been entirely resolved and fully tested. Specifically during the nine months ended September 30, 2010, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The standardization of the U.S. chart of accounts across different locations;

•	The implementation of controls over the purchasing of inventory components;

•	The drafting and implementation of a methodology over the evaluation of inventory reserve requirements and the associated approval of such results;

•	The initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•	The implementation of an inventory management system designed to automate and systematize internal control over inventory;

•	The implementation of a whistleblower hotline to report suspicion of unethical or illegal conduct;

•	The implementation of controls with respect to approvals and documentation support for inventory-related purchases;

•	The implementation of formal policies with respect to costing methodology, reserve requirements, or required approvals;

•	The implementation of segregation of duties with respect to the purchasing of inventory, physical custody of assets, and inventory counts;

•	The implementation of an approval/authority matrix to align roles and key processes supporting financial reporting objectives; and

•	The implementation of the financial modules of an Enterprise Resource Planning system designed to automate and systemize certain internal controls over financial reporting.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures. We were unable to conclude that the material weaknesses identified in our Annual Report have been fully remediated because the measures we have implemented have not been fully tested.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 12, 2010	By	/s/ ZACHARY S. GIBLER
Zachary S. Gibler
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By	/s/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.1	Employment Letter, dated July 16, 2010, by and between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2010, File No. 0-20354, and incorporated herein by reference).

10.2	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation, LSGC Holdings LCC, Pegasus Partners IV, L.P. and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.