Form 10-K
period 2010-12-31
LIGHTING SCIENCE GROUP CORP
filed 2011-04-01
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-20354

Lighting Science Group Corporation

(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1227 South Patrick Drive, Bldg. 2A Satellite Beach, FL	32937
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer. ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2010 was $25,400,000 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2011 was 186,348,442 shares, excluding 128,334 shares of unvested restricted stock that have voting rights.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2011 Annual Meeting of Stockholders to be held on April 28, 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors”, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business.

General

Lighting Science Group Corporation (“Lighting Science Group,” “we,” “us,” “our” or the “Company”) designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. Our broad product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose-built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. We manufacture and assemble our products both internally and through our contract manufacturer in Asia. Our internal manufacturing operations are currently based in our Monterrey, Mexico site, which commenced production in November 2010, and our Satellite Beach, Florida headquarters. Our proprietary technology, differentiated design approach and key relationships throughout the LED lighting supply chain position us well as general illumination continues its transition to the use of LEDs as a replacement for existing lighting technologies.

We are a technology integrator with intricate knowledge of each of the main component technologies used in our products. Our in-house design and development of power supplies, thermal management solutions and optical systems used in our products along with our detailed specification of the packaged LEDs we incorporate into our products, provides us with a distinctive ability to manage the interrelationships between these components and subsystems. This system-based approach, combined with our thorough understanding of the requirements of each lighting application our products are designed to address, enables us to provide a broader and more relevant range of products that we believe deliver industry-leading performance and offer shorter payback periods relative to the products of our competitors. The performance advantage of our products can be measured by the combination of higher efficacy, as calculated by lumens of light delivered per watt of power consumed, or lm/W, light quality and reliability.

Our product offering has been adopted by leading retailers and original equipment manufacturers (“OEMs”) of lighting products such as The Home Depot, Inc. and Osram Sylvania, Inc., that sell our products on a co-branded or private label basis, as well as by large end-users to whom we sell directly and through distributors, such as Harrah’s Operating Company, Inc., Hilton Hotels Corporation, Simon Property Group, Inc. and Starbucks Corporation. Notably, we are The Home Depot’s preferred provider and product development partner for LED retrofit lamps and luminaires, which are currently sold under its EcoSmart ® line on a co-branded basis. In addition, we sell our luminaires for use in large-scale infrastructure projects including, among others, those in Salt Lake City, Mexico City and Washington, D.C. During the second half of 2010 alone, we sold over one million LED retrofit lamps, which we believe makes us one of the largest worldwide suppliers of LED retrofit lamps.

Corporate Information and History

We were incorporated in the state of Delaware in 1988. Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” in this Form 10-K refer to Lighting Science Group Corporation or, as applicable, its predecessor entities and, where appropriate, its wholly-owned subsidiaries. Our principal executive offices are located at 1227 South Patrick Drive, Building 2A, Satellite Beach, Florida 32937, and our telephone number is (321) 779-5520. Our website address is www.lsgc.com. This reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Form 10-K.

We are controlled by affiliates of Pegasus Capital Advisors, L.P., or Pegasus Capital, a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus IV”) and LED Holdings, LLC (“LED Holdings”).

Industry Background

The U.S Department of Energy, or the DOE, estimates that lighting accounted for 25% of U.S. electricity consumption in 2009. Accordingly, adoption of energy efficient lighting is increasingly being acknowledged as a critical means to reduce energy consumption from an environmental perspective and to mitigate the need for investments in new electrical generation capacity.

LEDs, which are solid state semiconductor devices that emit light when electric current is passed through them are, according to the DOE, the most promising technology for reducing energy consumption by lighting. Key benefits of LED lighting products relative to traditional sources of lighting include greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality, immediate full intensity and lower heat output.

Since the development of high brightness LEDs in the 1990s, LED technology has continued to advance rapidly, driving improvements in both product efficacy as well as cost of manufacturing. LEDs have a demonstrated history of rapid adoption in various applications when their total cost of ownership, including both purchase price and ongoing energy and maintenance costs, declines to a point that warrants their use. Reductions in total cost of ownership, which are primarily driven by increased product efficacy and lower purchase prices, improve users’ return on investment in LED technology and shorten the payback period for LEDs relative to other lighting technologies. We expect that as payback periods further shorten, LED adoption will accelerate across a growing range of applications in general illumination. We believe the following trends, in addition to improving product efficacy and declining purchase prices, will play key roles in this industry transition:

•	continuing improvements in LED technology that will further increase light quality;

•	increasing focus on energy efficiency among individuals as well as public and private entities;

•	greater demand for lighting solutions with design differentiation and enhanced functionality, including digital controls;

•

growing demand for electricity that may increasingly drive utilities and governmental agencies to provide greater financial incentives for energy efficient lighting technologies including LED lighting;

•	government regulations worldwide effectively eliminating incandescent bulb sales, including in the European Union by December 31, 2012 and in the United States by December 31, 2014; and

•

government programs aimed at promoting awareness and improving quality and user experience of energy efficient products, such as ENERGY STAR, which has established energy-efficiency accreditation and labeling guidelines for qualified products.

Our Strengths

We are a leading provider of LED retrofit lamps and luminaires for the general illumination market and believe the following competitive strengths have enabled us to achieve this position:

In-depth understanding of the lighting markets we serve. We have a deep understanding of how multiple components and subsystems function when integrated into LED lighting products under actual operating conditions as well as knowledge of what attributes end-users truly value for each application our products address. This knowledge is derived from the experience of our management, sales and product development professionals, many of whom have spent the vast majority of their careers at traditional lighting companies and is solidified by our close collaboration with customers from product development through after-market support.

Extensive proprietary technology and know-how. We are a technology integrator with expertise in each of the key technologies used in our products including power supplies and controls, thermal management solutions, optical systems and LED technology. This expertise is complemented by a portfolio of 121 issued and pending U.S. patents that have been developed over the course of nearly a decade of operations.

Comprehensive system-based approach. We are focused on the profound impact the interrelationships between key components and subsystems have on the performance and cost of our products. Accordingly, we design and develop power supplies, thermal management solutions and optical systems used in our products and specify key attributes of the packaged LEDs we incorporate into our products enabling us to finely tune them to improve their interoperability. We do not believe our competitors have the combination of capabilities and organizational structure to duplicate our design approach.

Broad product portfolio sustained by rapid speed to market. Our modular approach to product development enables us to design and develop optimized components and subsystems that we use in multiple products while maintaining the flexibility to modify key attributes of these subsystems for the specific needs of individual applications. As a result, we believe we are able to cost-effectively design and commercialize a broader range of retrofit lamps and luminaires at a faster rate than many of our competitors. In addition, our ability to rapidly design key components and subsystems around newly introduced packaged LEDs is a key contributor to our speed to market with performance leading products. Given the rapid pace of LED technology improvement and inherent short product cycles, speed to market is a critical competitive advantage.

Broad market reach through established channels. Our retrofit lamp business benefits from key retailer and lighting OEM relationships, including with The Home Depot, the largest worldwide seller of light bulbs, and with Osram Sylvania, among others, for the sale of our products on a co-branded or private label basis. In addition, our direct sales force has the knowledge of lighting applications required to sell our retrofit lamps and luminaires directly to large end-users and is not impeded by conflict from legacy lighting businesses. We also maintain an established network of independent sales agents and distributors that expand our geographic coverage and offer support for large projects in the infrastructure and commercial and industrial end markets.

Flexible approach to component sourcing. The flexibility of our product designs and our ability to facilitate rapid design adjustments limit our dependence on any single technology or vendor in our supply chain. This latitude in our component sourcing, particularly for packaged LEDs, enables us to mitigate supply risk through a multi-sourcing strategy and enhances our pricing leverage. It also helps insulate us from potential technology changes that represent significant risk to less adaptable competitors.

Experienced personnel with proven ability to drive our strategies. Our long-standing focus on research and commercialization of LED lighting has been a guiding force in building our roster of talent. As a result, our senior management team consists of long-tenured lighting industry professionals as well as LED technology veterans. Our research and development team includes approximately 50 research scientists and engineers with Ph.D.s or master’s degrees in a range of disciplines relevant to the development of LED lighting products. Similarly, our sales and marketing team has prior experience in our markets and channels at traditional lighting companies.

Our Strategies

Our objective is to leverage our leadership position in LED lighting products to become the leader in the overall lighting industry as LED adoption accelerates through the following strategies:

Improve our products while lowering their cost to sustain our market position. We will continue to enhance our products by accumulating improvements across all of our component and subsystem technologies and by availing ourselves of further efficiencies by way of their interoperation. These improvements will include innovations relating to new materials, designs and methods, which we believe will provide revolutionary, rather than evolutionary, gains in product performance and manufacturing cost.

In addition, we will continue to rapidly optimize our technologies for the most recently introduced and typically higher efficacy packaged LEDs to which we often have early access. We also intend to develop products that incorporate the intelligent control enabled by solid state lighting to offer further reductions in cost of ownership and novel functionality to our customers.

Drive improvements in our manufacturing and supply chain operations. We are increasing production at our recently opened site in Monterrey, Mexico, as well as at our contract manufacturing partner in Asia to ensure that we have adequate capacity to meet future demand as well as to capture efficiencies that we expect will allow us to materially improve our profitability as we transfer high-volume manufacturing to these lower cost sites from our Satellite Beach, Florida facility. In addition, we are increasingly sourcing critical components and subsystems from suppliers closer to our points of manufacture, working with our customers to develop more robust demand forecasts and implementing new information technology systems to reduce lead times, expediting costs for inbound supplies and other operational inefficiencies.

Expand our market coverage. We will continue to invest in our sales channels to drive further adoption of LED general illumination as well as to improve our share of the market. This investment includes adding experienced lighting professionals to our direct sales force and enlarging the sales team that manages our retail and OEM partners to both help us develop new relationships and increase business with existing ones. We also plan to expand the professional sales team that manages our growing roster of independent sales agents and distributors for the infrastructure and commercial and industrial markets in order to provide them with better sales support. We are also focused on expanding our efforts in Europe and Asia as we introduce new products designed specifically for the requirements of those regions. In addition, we plan to take a leadership role in the establishment of rebate programs applicable to LED lighting, which, while not necessary for the adoption of our products, has the potential to meaningfully accelerate the shift to LED lighting.

Expand our product offering to target further conventional lighting applications. We follow a disciplined approach to the expansion of our business, prioritizing only those applications for which we believe there are currently clear and compelling reasons, from a return on investment and total cost of ownership perspective for a potential customer to adopt LED lighting. As the value proposition of LED lighting continues to improve, we will increase the range of applications that we target accordingly.

Extend our technology to non-traditional markets. We plan to continue to develop products for novel applications beyond traditional lighting that can benefit from the unique properties of LED lighting. We believe these potential non-traditional markets help drive our culture of innovation as well as our understanding of LED technology. They may also represent a material market opportunity in addition to their promising social benefits.

Our Products

We have developed an extensive product portfolio in three distinct product families (lamps; infrastructure luminaires; and commercial, architectural and residential luminaires), and also provide custom lighting solutions. We believe our products in each of our three families offer the best combination of lumen output, efficacy, cost per lumen and payback period. We intend to introduce a number of new products within each of our product families during 2011.

Lamps. We offer a broad range of LED retrofit lamps that are designed to fit into existing light fixtures and sockets. We believe these LED retrofit lamps are economically compelling replacements for traditional reflector and globe incandescent and incandescent halogen lamps. Our range of dimmable LED retrofit lamps exhibit consistent color and deliver excellent light distribution and brightness in commercial and residential lighting applications. Our line of retrofit lamps includes DEFINITY branded retrofit lamps which we sell directly to our customers and through distributors under the Lighting Science name as well as co-branded and private label retrofit lamps.

Infrastructure luminaires. We offer LED luminaires that combine energy efficiency, long life and excellent light distribution, which makes them ideal for street lighting as well as for use in parking garages, outdoor areas, warehouses and manufacturing areas. Our infrastructure luminaire product range includes: (i) the PROLIFIC Series Roadway Luminaire; (ii) the Pyramid Low Bay, Flat Low Bay and BAYLUME

luminaires for use in parking garages; and (iii) the ShoeBox and WallPack luminaires for use in area and pathway and security lighting, respectively.

Commercial, architectural and residential luminaires. We offer LED luminaires for the commercial, architectural and residential markets. Our SYMETRIE line of LED luminaires is designed for retail display applications and is available in various profiles and lengths and in color temperatures ranging from cool to warm. This line offers excellent color control to highlight the appearance of high value or perishable products without generating excessive heat and UV light that may damage these products as often happens with conventional lighting. We also offer LED-based spot, accent, recessed, pendant and track lighting, which offer uniform illumination and a more energy efficient alternative to incandescent halogen lighting to commercial customers. We are also in the process of launching a line of residential luminaires that will give consumers the opportunity to bring attractive and energy efficient LED lighting to their homes via purpose-built fixtures. Our architectural lighting products help architects, lighting designers and builders enhance building structures with light, color, movement and video in both interior and exterior applications. Many of these architectural lighting products are offered through our custom lighting solutions group.

Custom lighting solutions. In addition to our three product families, we also offer custom LED lighting solutions that combine project management, system integration and advanced control systems and software to create desired lighting effects for architects, lighting designers and research projects. Solutions developed as part of these projects provide new insights into uses of light and the basis for new lighting fixtures for mainstream applications, in addition to generating revenues and brand awareness. Our custom projects cover a wide range of specialized applications, from the New York City Times Square New Year’s Eve Ball to energy efficient lighting for the International Space Station.

Target Markets and Customers

We target applications across several markets for which the return on investment, total cost of ownership and other benefits of LED lighting currently present clear and compelling reasons for its use. In many instances the products we offer to our customers have less than a two year payback depending on the cost of electricity, the efficiency and useful life of the replaced lamps or luminaires, and other factors including customer-specific characteristics such as daily duration of lighting use and ease or cost of incumbent lighting technology replacement. The exact payback period required to drive LED lighting adoption varies by application and end-user and is influenced by the perceived value of other benefits of LED lighting for a given application as well as individual end-user willingness to invest in the higher upfront cost of LED lighting. We expect that as payback periods further shorten, LED adoption will accelerate across a growing range of applications and we expect to broaden our target applications and roster of customers accordingly.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications in this market include lighting for streets and highways, parking lots, airports, ports, railroads, utilities and other large outdoor areas. Street and highway lighting represents the largest segment within the infrastructure market with the number of street and area lights in the United States alone estimated at over 100 million fixtures. Although LED lighting currently represents only a small part of this market, we expect it to grow significantly due to increasing customer awareness of the benefits of LED technology, including longer lifetime, which reduces the need for costly and disruptive replacement and maintenance, and the improving performance and declining cost of LED lighting products. Our customers within this market include American Airlines, Salt Lake City, Mexico City and Washington, D.C.

Schools and universities. Campuses for primary, secondary and higher education represent a significant market opportunity for our energy-efficient LED lighting products. Principal applications in this market include lighting for parking lots, large outdoor areas, streets and building exteriors as well as indoor lighting. A substantial movement currently exists across colleges and universities to reduce energy use and improve sustainability and switching to LED lighting is, we believe, one of the most practical, rapidly adoptable, highest-return and high profile actions campus administrators can take towards fulfilling this mandate. Our customers within this market include Dallas County Schools, Arizona State University—Tempe and Tufts University.

Retail and hospitality. The market for lighting in the retail and hospitality environment is both large and varied and includes products for malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task lighting, down lighting, bay lighting, cove lighting, accent lighting, track lighting and spot lighting as well as retail display lighting. Several major retailers have replaced their existing lighting with our LED retrofit lamps and luminaires, including Starbucks, Cartier and kiosks within shopping malls managed by Simon Property.

Residential and office. We offer a line of retrofit lamps and luminaires targeted to compete with traditional incandescent and incandescent halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires are currently sold to leading OEMs that resell them under their own brands both directly to end-users and into retail channels such as home centers. We also sell our retrofit lamps and luminaires to The Home Depot, which offers them to end-users under the EcoSmart brand. In addition, our retrofit lamps and luminaires are sold under the Lighting Science name through distributors and directly to large customers.

Sales Channels

We employ a multi-faceted channel strategy, which utilizes co-branded and private label programs, our direct sales force, distributors and independent sales agents to address distinct market opportunities. Our organization of 38 sales professionals is divided into account-focused and project-focused activities, each of which is supported by our rebates team.

Our account-focused activities are conducted by strategic account and national account teams. Strategic account management focuses on business alliances such as those with The Home Depot and branded lighting OEMs that help us access residential and commercial customers. In addition to initiating new relationships, our strategic account teams also actively manage these accounts by providing quality service, expertise and support in order to expand account revenue. National account management focuses on potential high value customers. This team targets the largest national accounts within the markets for which our products’ value proposition is currently the most compelling, including retail, hospitality, schools and universities, large real estate management, and ESCO, or energy service company customers.

Our project-focused activities involve supporting our network of independent sales agents and distributors that pursue lighting projects in the commercial, industrial and public infrastructure markets on a regional basis. Our project-focused sales team develops and manages our network of channel partners and works with these partners to submit competitive bids on projects and oversee the delivery and after-market support related to such projects.

Our sales activities are also supported by customer advocates who manage customer relationships, coordinate product delivery and also provide after-market services. We also maintain a network of contractors that we qualify for product installation and service within the United States. In addition, our sales and marketing team includes professionals that are dedicated to managing and monitoring rebate policies with third party constituents.

We believe our products are globally competitive; however, our sales and marketing efforts to date have been primarily focused in North America. We are seeking to expand our international sales team to service Europe and Asia and intend to pursue a multi-tiered strategy to address these markets as we introduce new products designed specifically for them.

	Years Ended December 31,
Total Revenues by Geographical Region	2010	2009	2008
United States	$42,223,225	$18,270,531	$10,165,476
The Netherlands	8,843,899	10,428,418	2,623,873
Other	2,101,889	2,677,867	7,969,244

	$53,169,013	$31,376,816	$20,758,593

Our international strategy includes selling through distributors under the Lighting Science brand name on a geographically exclusive basis, partnering with OEMs, employing a direct sales force in targeted regions and licensing our final assembly to local partners so they can fulfill regional demand in accordance with local content requirements.

Our sales cycle varies by customer and lighting application and typically takes between one and three months for commercial customers and as long as a year or more for government infrastructure customers. Sales for large infrastructure and commercial projects usually consist of an initial presentation that may be followed by a pilot period, during which the proposed lighting solution is installed in a limited number of locations to verify its performance prior to purchase. Frequently throughout this process, our in-field technical support team collaborates with our account- and project-focused sales representatives and our product development staff to tailor our products on an iterative basis to the specifications and attributes required by our customers. Sales through our retail and OEM channels are more consistent than our project-based sales and are forecasted on a regular basis by our customers. We generally provide a five-year warranty on our products, which gives our customers the option to repair, replace or be reimbursed for the purchase price of the product, at the customer’s discretion.

For the year ended December 31, 2010, Osram Sylvania and The Home Depot accounted for 44% and 12% of our net sales, respectively. As a result, our sales are materially affected by fluctuations in the buying patterns of these customers and such fluctuations may result from general economic conditions or other factors.

Research and Development

We believe that our ongoing success depends in part on our ability to improve our current products and to develop new products for both existing and new applications. Our research and development team focuses on increasing the efficiency of all of the components and subsystems that comprise our products including power supplies, thermal management solutions and optical systems as well as on designing these components and subsystems for improved aesthetics and reduced total product cost. This goes beyond the optimization of existing technologies and includes the dedication of significant resources toward the development of new materials and methods related to these components and subsystems. We also work closely with LED manufacturers and packagers to promote and drive advances in LED package structures including the application of phosphors which are required to produce white light.

We have assembled a team of approximately 50 research scientists and engineers with Ph.D.s or Masters Degrees in disciplines including power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with significant lighting application experience. Our research and engineering personnel are co-located in our Satellite Beach, Florida headquarters alongside our manufacturing team, both of which are responsible for new product launches and manufacturing process improvements. Our compressed management hierarchy enables a high level of collaboration between these product development teams as well as our sales and marketing organization. Our research and development capabilities are enhanced through collaborations with leaders in a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications.

Our research and development expenses were $10.2 million, $6.6 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, these expenses primarily related to (i) the expansion of our product portfolio including prototype components and tooling and (ii) research into new forms and advances in power conversion, optical materials and thermal substrates and systems.

Suppliers and Raw Materials

The principal materials used in the manufacture and assembly of our products are packaged LEDs and printed circuit boards, MOSFETs, magnetics and standard electrical components such as capacitors, resistors and diodes used in our power supplies. We also source other materials that are manufactured to our precise specifications, such as aluminum heat sinks for our thermal management systems, plastic optics, as well as aluminum and plastic structural elements. We are not committed to, and do not favor, a single source for packaged LEDs and are therefore free to select LEDs based on availability, price and performance. We favor suppliers on whom we can rely to timely provide us with packaged LEDs to our specifications. We presently use LEDs provided by Citizen Electronics Co., Ltd., or Citizen Electronics, Nichia Corporation, Osram Opto Semiconductors GmbH, Philips Lumileds Lighting Company, Seoul Semiconductor, Inc. and various other vendors. We believe we have good relationships with our LED suppliers and, in general, receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. We also obtain other components, materials and subsystems from multiple suppliers in North America and Asia. We continuously monitor and evaluate alternative suppliers based on numerous attributes including quality, performance, service and price. We are in the process of expanding our supplier base to increase their proximity to our North American manufacturing sites to reduce our reliance on Asian manufacturers. We believe this will help us reduce our lead times as well as our inbound freight costs, including the need for and impact of expediting supplies. In pursuit of these goals we are also implementing new information technology systems, such as a new ERP system, and working closely with our customers to develop more robust demand forecasts to improve overall supply chain management.

Manufacturing and Assembly

We manufacture and assemble our LED lighting products utilizing a global supply chain with a significant in-house infrastructure. Today, we have approximately 86,000 square feet of manufacturing facilities, including 20,000 square feet at our headquarters in Satellite Beach, Florida and 66,000 square feet at our new manufacturing facility in Monterrey, Mexico. In addition, we have dedicated space at our contract manufacturing partner’s location in Asia.

While we design, develop and manufacture most of our power supplies in house, we use third party suppliers for certain labor or capital intensive components that we design and develop. This cost effective approach outsources certain manufacturing steps that are not critical to overall product quality and do not require sharing any sensitive intellectual property with third parties. Accordingly, a large portion of our manufacturing activity involves final product assembly.

The vast majority of our manufacturing has traditionally been conducted at our Satellite Beach facility. We are in the process of transferring significant production to our manufacturing site in Monterrey, Mexico, which opened in November 2010, as well as to our contract manufacturing partner. Our capacity migration and expansion plans are meant to ensure that we have adequate capacity to meet anticipated future demand for our products as well as to capture efficiencies that we expect will allow us to materially improve our profitability. We will continue to utilize our manufacturing operations in our Satellite Beach, Florida facility to support our product team’s efforts to launch new products until they reach full scale commercial volumes and to identify process improvements that drive cost reductions across the entire supply chain.

Competition

Our industry is highly competitive. We face competition from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions, and a competitive pricing environment. These characteristics increase the need for continual innovation and provide entry points for new competitors as well as opportunities for rapid share shifts.

Relative to traditional lighting technologies, we primarily compete on the basis of the numerous benefits of LED lighting technology, such as greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality and lower heat output. As compared to other providers of LED lighting, we compete primarily on the basis of our product performance as measured by efficacy, light quality and reliability, as well as on product cost. In addition to the aforementioned factors which generally contribute to total cost of ownership and product quality, we also compete on the basis of our broad product portfolio and strong channel relationships. We believe our differentiated product design approach, proprietary technology and deep understanding of the lighting applications we address enable us to compete favorably on all of these factors.

Currently, we view our primary competition to be large, established companies in the traditional general lighting industry such as Acuity Brands, Cooper Industries, General Electric Company, Osram Sylvania, Panasonic Corporation, Koninklijke Philips Electronics N.V., or Philips, and Zumtobel Lighting GmbH. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented universe of dedicated smaller niche as well as low-cost offshore providers of LED lighting products. We also anticipate that packaged LED suppliers, including some of those that currently supply us, may seek to compete with us by introducing retrofit lamps or luminaires of their own. For example, Cree, Inc., which is primarily a manufacturer of LEDs, also offers LED retrofit lamps and luminaires. Similarly, affiliates of both Osram Sylvania and Philips are among the larger packaged LED chip providers. We also expect other large technology players with LED technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition and channel access. Some of our more diversified customers could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, and, as a result, our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position.

Intellectual Property

The creation and use of proprietary intellectual property is a key aspect of our strategy to differentiate ourselves in the marketplace. We seek to protect our proprietary technologies by obtaining patents and licenses, retaining trade secrets and defending, enforcing and utilizing our intellectual property rights, where appropriate. We believe this strategy allows us to preserve the advantages of our products and technologies, and helps us to improve the return on our investment in research and development.

As of December 31, 2010, we had filed 140 U.S. patent applications, of which 85 U.S. patents were issued and 36 were pending approval and 19 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality agreements and trade secret protections to protect our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Notably, we acquired license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Philips in connection with a settlement that we reached with Philips in August 2009. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.

The LED industry is characterized by the existence of a significant number of patents and other intellectual property, and by the vigorous pursuit, protection and enforcement of intellectual property rights. As is customary in the industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights. We believe our extensive intellectual property portfolio, along with our license arrangements, provide us with considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers.

Regulations, Standards and Conventions

Our products are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

Many of our customers require our products to be listed by Underwriters’ Laboratories, Inc. (“UL”). UL is a United States independent, nationally recognized testing laboratory, third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications but we believe that customers and end-users tend to favor UL listing. Because LED lighting products are relatively new in the market, UL’s specifications and standards for LED lighting products such as ours are not well established and the prior established specifications and standards for traditional lighting products are sometimes difficult to achieve for LED lighting devices.

Certain of our products must meet industry standards, such as those set by the Illuminating Engineering Society of North America, or IES, and government regulations for their intended application.

For example, street lights must meet certain structural standards and must also deliver a certain amount of light in certain positions relative to the installed luminaire. In the United States, our WallPack luminaires must meet standards and regulations established in the Americans with Disabilities Act. We specifically develop and engineer our products to meet the standards and regulations applicable to the lighting applications they address.

Many of our customers and end-users also expect our products to meet the applicable ENERGY STAR requirements. ENERGY STAR is an international standard for energy efficient consumer products. To qualify for ENERGY STAR certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics.

Employees

As of December 31, 2010, we had 152 employees in the United States and 91 employees outside the United States, primarily in Mexico and The Netherlands. We also utilized 357 contractors as of December 31, 2010, all of which were in the United States. We are not currently subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We have a limited amount of revenues and a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2010 and 2009, we had revenues of $53.2 million and $31.4 million, respectively, and as of December 31, 2010 and 2009, we had accumulated deficits of $443.1 million and $148.0 million, respectively. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. We currently have an asset-based lending facility with Wells Fargo Bank, N.A. which we refer to as the Wells Fargo Facility, which provides us with borrowing capacity of up to a maximum of $15.0 million calculated as up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash. The Wells Fargo Facility has an initial term that expires in November 2013. As of December 31, 2010, the balance outstanding on the Wells Fargo Facility was approximately $4.7 million and we had approximately $9.5 million of additional borrowing capacity. In addition, we have a working capital facility with IFN Finance B.V., or IFN Finance, and a revolving line of credit with ABN AMRO Bank N.V., or ABN AMRO, that provide up to $2.0 million and $265,000, respectively, to our Netherlands based operations. As of December 31, 2010, the outstanding balances on the IFN Finance and ABN AMRO facilities were $1.2 million and $226,000, respectively. Other than these facilities, we do not have any committed sources of outside capital at this time.

During the recent economic downturn, we experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. In the past we have primarily relied on, and currently rely on, financing or guaranties from affiliates of Pegasus Capital. There are no assurances that such related parties will continue to provide financing on terms that are acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

If the transition we are currently making to Enterprise Resource Planning systems encounters delays or difficulties, similar to those encountered by other companies, the resulting problems could negatively affect our business.

We are increasingly dependent on information technology, including an ongoing transition to Enterprise Resource Planning, or ERP, systems, to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. A number of other companies have experienced delays and difficulties with the implementation of ERP systems that have had a negative effect on their business. If we do not allocate and effectively manage the resources necessary to build, implement and sustain the proper technology infrastructure, or if our ERP transition encounters delays or difficulties, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or unauthorized access to our intellectual property through security breaches.

If our developed technology or technology under development does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on market acceptance of our LED technology and the technology currently under development. Although adoption of LED lighting has grown in recent years, adoption of LED lighting products for general illumination has only recently begun, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices that favor existing lighting technologies that are less energy efficient. Moreover, if existing sources of light other than LED lighting products achieve or maintain greater market adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations.

Lighting products, particularly emerging LED lighting products, are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

LED lighting products are subject to rapid technological changes that often cause product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

If we are unable to increase production capacity for our products in a cost effective and timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. We intend to expand our operations by increasing production at our recently opened manufacturing facility in Monterrey, Mexico, which may subject us to additional risks as we first scale these operations. We also expect to rely more heavily on international contract manufacturing. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase production capacity in a cost effective and timely manner will depend on a number of factors, including the following:

•	our ability to successfully scale our recently opened manufacturing facility in Monterrey, Mexico;

•	our ability to transition production between manufacturing facilities;

•	the ability of contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly;

•	the ability of any future contract manufacturers to successfully implement our manufacturing processes;

•	the availability of critical components and subsystems used in the manufacture of our products;

•	our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures; and

•	the occurrence of equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and operating margins and damage our reputation and our relationships with current and prospective customers. Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely impact our business and results of operations.

We rely on our relationships with The Home Depot and Osram Sylvania, and the loss of a material relationship with either of them would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

We form business relationships and strategic alliances with retailers and other lighting companies to market our products under private or co-branded labels. In certain cases, such relationships are important to our introduction of new products and services, and we may not be able to successfully collaborate or achieve expected synergies with these retailers or lighting companies. We do not control these retailers or lighting companies and they may make decisions regarding their business undertakings with us that may be contrary to our interests, or may terminate their relationships with us altogether. In addition, if these retailers or lighting companies change their business strategies, we may fail to maintain these relationships.

For the year ended December 31, 2010, Osram Sylvania and The Home Depot accounted for 44% and 12% of our net sales, respectively. Our Master Supply Agreement with Osram Sylvania has an initial term that expires in April 2013 but may be terminated earlier by Osram Sylvania in certain instances, including upon a change of control or in the event of a default by us. Our contractual commitment with The Home Depot is also not long term in nature. Specifically, our Strategic Purchasing Agreement with The Home Depot has an initial term that expires in July 2013 but may be terminated by The Home Depot for any reason upon 180 days written notice to us. The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may impact our sales volume to them. In addition, neither our Master Supply Agreement with Osram Sylvania nor our Strategic Purchasing Agreement with The Home Depot requires either party to purchase a minimum quantity of products from us, although we issued a Warrant to The Home Depot that included incentive-based vesting conditions through 2015 based on annual 20% increases in product purchases made under the Strategic Purchasing Agreement. Our sales are materially affected by fluctuations in the buying patterns of these customers and such fluctuations may result from general economic conditions or other factors. A loss of Osram Sylvania or The Home Depot as a customer or a significant decline in their purchases would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

We assemble and manufacture certain of our products and our sales, results of operations and reputation could be materially adversely affected if there is a disruption at our assembly and manufacturing facilities.

Our assembly and manufacturing operations for our products are based in Satellite Beach, Florida and Monterrey, Mexico. The operation of these facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages and other business interruptions. We could incur significant costs to maintain compliance with, or due to liabilities under, environmental laws and regulations, the violation of which could lead to significant fines and penalties. Although we carry business interruption insurance and third-party liability insurance to cover certain claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to assemble, manufacture or distribute our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

Additionally, we rely on arrangements with independent shipping companies, such as United Parcel Service, Inc. and Federal Express Corp., for the delivery of certain components and subsystems from vendors and products to our customers in both the United States and abroad. The failure or inability of these shipping companies to deliver components, subsystems or products timely, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs or added security.

We utilize a contract manufacturer to manufacture certain of our products and any disruption in this relationship may cause us to fail to meet our customers’ demands and may damage our customer relationships.

Although we assemble and manufacture certain of our products, we currently depend on Citizen Electronics Co., Ltd., or Citizen Electronics, as a contract manufacturer to manufacture a portion of our products in Asia. This manufacturer provides the necessary facilities and labor to manufacture these products, which are primarily high volume products and components that we intend to distribute to customers in regions outside of North America. Our reliance on a contract manufacturer involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	risk of equipment failures, natural disasters, industrial accidents, power outages and other business interruptions;

•	lack of direct control over quality assurance and manufacturing yield; and

•	risk of loss of inventory while in transit.

If our contract manufacturer were to terminate its arrangements with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. For example, our contract manufacturer produces certain of our products in Japan, which recently experienced a significant earthquake and tsunami. As a result, one of the manufacturing facilities used to manufacture our products has been shut down temporarily, and our contract manufacturer has been forced to make alternative arrangements to manufacture such products. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products and their price materially exceeds the original expected cost of such products, then our margins and results of operations would be adversely affected.

To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

Our industry is highly competitive and if we are not able to compete effectively, including against larger lighting manufacturers with greater resources, our prospects for future success will be jeopardized.

Our industry is highly competitive. We face competition from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions, and a competitive pricing environment. These characteristics increase the need for continual innovation and provide entry points for new competitors as well as opportunities for rapid share shifts.

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented universe of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of those that currently supply us, may seek to compete with us by introducing more complete retrofit lamps or luminaires. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability, and our future prospects for success, may be harmed.

If we do not properly anticipate the need for critical raw materials, components and subsystems, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

The lighting industry is subject to significant fluctuations in the availability of raw materials, components and subsystems. We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. The principal raw materials and components used in the manufacture of our products are packaged LEDs and printed circuit boards, MOSFETS, magnetic and standard electrical components such as capacitors, resistors and diodes, wire, plastics for optical systems and aluminum for housings and heat sinks. We currently rely on a select number of suppliers for packaged LEDs used in the production of our products. From time to time, packaged LEDs and electronic components have been in short supply due to demand and production constraints. We depend on our vendors to supply in a timely manner critical components and subsystems in adequate quantities and consistent quality and at reasonable costs. Certain of these vendors operate out of Japan, and as a result of the effects of the earthquake and tsunami that recently occurred in Japan, these vendors may be unable to deliver sufficient quantities of components or subsystems or may be unable to deliver components or subsystems in a timely manner, which could have a material adverse affect on our results of operations. Finding a suitable alternate supply of required components and subsystems that meet our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials, components and subsystems could have a material adverse effect on our results of operations.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of purchase orders for our products, particularly in the infrastructure market, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. Our revenues in each period may also vary significantly as a result of purchases, or lack thereof, by The Home Depot, Osram Sylvania or other significant customers. Because most of our operating and capital expenses are incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. As we expand our business we expect to sell more retrofit lamps and luminaires into additional target markets. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our products may contain defects that could reduce sales, result in costs associated with the recall of those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs, and costs associated with recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at the customer’s discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. We may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation and a loss of customer confidence in our products and adversely affect our results of operations.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2010, we had filed 140 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 85 U.S. patents had been issued, 36 were pending approval and 19 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent applications may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

Our business may be impaired by claims that we, or our customers, infringe intellectual property rights of others.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. These traits have resulted in significant and often protracted and expensive litigation. In addition, we may inadvertently infringe on patents or rights owned by others and licenses might not be available to us on reasonable or acceptable terms or at all. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. Third parties have and may in the future attempt to assert infringement claims against us, or our customers, with respect to our products. In the event of an adverse result in such litigation, we could be required to pay substantial damages; stop the manufacture, use and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain a license to use third party technology and whether or not the result is adverse to us, we may have to indemnify our customers if they were brought into the litigation.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our operations and our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting. After the consummation of the proposed offering, we believe our filing status will change and that our independent registered public accounting firm will be required to attest to, and report on, the effectiveness of our internal control over financial reporting in our Form 10-K for the year ending December 31, 2011.

During the evaluation of disclosure controls and procedures for the years ended December 31, 2010, 2009 and 2008, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the observed material weaknesses result from our transition from a small company with immature processes and inadequate staffing in our financial accounting and reporting functions to one that is growing rapidly and must now enhance our reporting and control standards to accommodate this growth.

Although we have not yet remediated all of the identified weaknesses, the following are among the key actions taken:

•	the hiring of a corporate controller with SEC reporting experience in August 2009 and a Chief Financial Officer with SEC reporting experience in August 2010;

•	the initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•

the completion of the first phase of implementation of new ERP system including the financials and order-to-cash modules designed to automate and systemize certain internal controls over financial reporting;

•	the standardization of the U.S. chart of accounts of our general ledger across different locations; and

•	the implementation of a management system designed to automate and systemize internal control over inventory.

Additional measures will be necessary to complete the remediation of our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional weaknesses. The steps we have taken, or may subsequently take, may not have been or be sufficient to fully remediate the material weakness identified or ensure that our internal controls are effective. Complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. We may need to hire, at a material expense to us, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of the remediation of our material weakness or otherwise.

Certification and compliance are important to adoption of our lighting products, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission, or FCC, compliant. We had also obtained ENERGY STAR qualification for 90 of our products as of March 25, 2011. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance would harm our business.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins.

We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

We rely upon key members of our management team and other key personnel and a loss of key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued services of key members of our management team including Richard Weinberg, John Stanley, Frederic Maxik and Greg Kaiser, as well as other key personnel. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. In particular, Frederic Maxik is critical to our research and development efforts. If we continue to grow, we will need to add additional management and other personnel. Zachary Gibler, our former Chairman and Chief Executive Officer, passed away on January 2, 2011, and this loss heightened the significance of our remaining executive team. Mr. Weinberg agreed to serve as Chief Executive Officer on an interim basis, and we are currently searching for a permanent Chief Executive Officer. Competition for experienced executives and employees in our industry can be intense. Our success will depend on our ability to attract and retain highly skilled personnel, including a permanent Chief Executive Officer, and our efforts to obtain or retain such personnel may not be successful.

Our international operations are subject to legal, political and economic risks.

Our financial condition, operating results and future growth could be significantly affected by risks associated with our international activities, including economic and labor conditions, political instability, laws (including U.S. taxes on foreign subsidiaries), changes in the value of the U.S. dollar versus foreign currencies, differing business cultures, foreign regulations that may conflict with domestic regulations, intellectual property protection and trade secret risks, differing contracting process including the ability to enforce agreements, increased dependence on foreign manufacturers, shippers and distributors and import and export restrictions and tariffs.

Compliance with U.S. and foreign laws and regulations that apply to our international operations, including import and export requirements, anti-corruption laws, including the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls, anti-money laundering and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation. We have not implemented formal policies and procedures designed to ensure compliance with these laws and regulations. Any such violations could individually or in the aggregate materially adversely affect our reputation, financial condition or operating results.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

On November 22, 2010, we entered into the Wells Fargo Facility. The Wells Fargo Facility has a term of three years and provides us with borrowing capacity of up to a maximum of $15.0 million, calculated as up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash. As of December 31, 2010, the balance outstanding on the Wells Fargo Facility was approximately $4.7 million and we had approximately $9.5 million of additional borrowing capacity. Under the facility, we are required to pay certain fees to Wells Fargo, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans may be prepaid without penalty or premium, except that we are required to pay a termination fee ranging from $75,000 to $300,000 (depending on the date of termination) if the facility is terminated by us prior to the scheduled maturity date or by Wells Fargo during a default period.

Borrowings under the Loan Agreement are secured by substantially all of our assets other than equipment and real property.

All of our existing and future domestic subsidiaries are required to guaranty our obligations and pledge their assets to secure the repayment of our obligations under the Wells Fargo Facility. The Wells Fargo Facility contains customary covenants, which limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create liens on our assets;

•	enter into mergers or consolidations;

•	dispose of assets;

•	prepay indebtedness or make changes to our governing documents and certain of our agreements;

•	pay dividends or make other distributions on our capital stock, redeem or repurchase our capital stock;

•	make investments, including acquisitions; and

•	enter into transactions with affiliates.

We are also required to maintain minimum excess borrowing availability of $4.0 million and would be required to comply with certain specified EBITDA requirements in the event that we have less than $6.0 million available for borrowing on the Wells Fargo Facility. The Wells Fargo Facility also contains customary events of default and affirmative covenants.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Wells Fargo Facility, or if we fail to comply with the requirements of our indebtedness, we could default under the Wells Fargo Facility. Any default that is not cured or waived could result in the acceleration of the obligations under the Wells Fargo Facility, an increase in the applicable interest rate under the Wells Fargo Facility and a requirement that our subsidiaries that have guaranteed the Wells Fargo Facility pay the obligations in full, and would permit our lender to exercise remedies with respect to all of the collateral securing the Wells Fargo Facility, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreement or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

The process of integrating businesses we acquire or our inability to successfully integrate businesses we acquire could have adverse consequences on our business.

Acquisitions may result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate any acquired companies or businesses successfully. The process of integrating acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

•	the loss of key employees or customers;

•	the possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	the failure to coordinate sales, distribution and marketing functions and geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to address any disruptions and difficulties.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our common stock has been thinly traded and an active trading market may not develop.

The trading volume of our common stock has historically been low, partially because we are not listed on an exchange and our common stock is only traded on the over-the-counter bulletin board, or the OTC Bulletin Board. In addition, our public float has been further limited due to the fact that approximately 88.8% of our outstanding common stock was beneficially owned by affiliates of Pegasus Capital as of March 25, 2011. We recently filed a registration statement relating to a proposed underwritten public offering of our common stock, and we intend to apply for listing on the NASDAQ stock market in conjunction with such offering. The offering and proposed listing remain subject to a number of conditions and may not occur. If they do occur, a more active trading market for our common stock may not develop, or if developed, may not continue, and a holder of any of our securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

We intend to elect to be a “controlled company” under the NASDAQ Marketplace Rules, controlled by Pegasus Capital, whose interests in our business may be different from yours.

Affiliates of Pegasus Capital beneficially owned approximately 88.8% of our common stock as of March 25, 2011. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. In addition, Richard Weinberg, our Chairman and Chief Executive Officer, is the Co-Managing Director of Pegasus Capital. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

Because of the equity ownership of Pegasus Capital, we intend to elect to be considered a “controlled company” for purposes of the NASDAQ Marketplace Rules. As such, we will be exempt from the NASDAQ corporate governance requirement that a majority of our board of directors meet the specified standards of independence and exempt from the requirement that we have a compensation and governance committee made up entirely of directors who meet such independence standards. The NASDAQ independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Pegasus Capital may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

Because our stock price is volatile, it can be difficult for stockholders to predict the value of our shares at any given time.

The price of our common stock has been and may continue to be highly volatile, which makes it difficult for stockholders to assess or predict the value of their shares. A number of factors may affect the market price of our common stock, including, but not limited to:

•	changes in expectations as to our future financial performance;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in laws and government regulations;

•	developments concerning our proprietary rights;

•	public perception relating to the commercial value or reliability of any of our lighting products;

•	future sales of our common stock or issues of other equity securities convertible into or exercisable for the purchase of common stock;

•	our involvement in litigation;

•	the acquisition or divestiture by Pegasus Capital or its affiliates of part or all of its holdings; and

•	general stock market conditions.

In addition, in recent years, the U.S. securities markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Therefore, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Securities analysts may not provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Securities analysts have not historically provided research coverage of our common stock and may elect not to do so in the future. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

We do not intend to pay cash dividends and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Wells Fargo Facility restrict our ability to pay dividends and any future credit facilities and loan agreements may further restrict our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that could discourage a takeover.

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•	procedures for advance notification of stockholder nominations and proposals;

•	the inability of less than a majority of our stockholders to call a special meeting of the stockholders;

•	the ability of our board of directors to create new directorships and to fill any vacancies on the board of directors;

•	the ability of our board of directors to amend our bylaws without stockholder approval; and

•

the ability of our board of directors to issue shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. We may issue shares of our common stock or other securities from time to time pursuant to the exercise of outstanding stock options or warrants or as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or by Pegasus Capital or its affiliates), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 2. Properties.

Our principal administrative, sales and marketing and research and development operations, and certain of our assembly and manufacturing activities are located at our Satellite Beach, Florida headquarters. We also maintain a manufacturing facility in Monterrey, Mexico. Our European operations are based in Goes, The Netherlands, and we also maintain a sales office in Australia.

We currently occupy leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$68,700	September 2012

Monterrey, Mexico	$23,000	December 2015

Goes, The Netherlands	$2,800	December 2011

Castle Hill, Australia	$4,100	February 2012

Item 3. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which management is aware that is expected to have a material adverse effect on our financial position or results of operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LSCG.OB.” Our common stock last traded at $4.00 on March 25, 2011, and there were approximately 365 stockholders of record of our common stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding common stock hold shares of record in broker “street names” for the benefit of individual investors. As of March 25, 2011, there were 186,348,442 shares of our common stock outstanding.

The following table provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by: (i) the OTC Bulletin Board from January 1, 2009 through May 18, 2009 and from August 31, 2010 through December 31, 2010 and (ii) the pink sheets from May 19, 2009 through August 30, 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock
	HIGH	LOW
2010
Fourth Quarter	$3.70	$1.75
Third Quarter	$2.30	$1.18
Second Quarter	$2.50	$0.81
First Quarter	$1.05	$0.60
2009
Fourth Quarter	$1.90	$0.76
Third Quarter	$1.00	$0.35
Second Quarter	$0.90	$0.40
First Quarter	$0.90	$0.52

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the operation of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors our board of directors deems relevant. Certain of our financing agreements also impose restrictions on our ability to pay dividends.

Employee Benefit Plans

Amended and Restated Equity-Based Compensation Plan

On July 6, 2005, our board of directors adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, our board of directors amended, restated and renamed the 2005 Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the board of directors approved an amendment to the Equity Plan that, among other things, increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders meeting in May 2010. On February 10, 2011, the board of directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. The board of directors intends to submit this Equity Plan amendment to the Company’s stockholders for approval at its next annual meeting.

Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the board of directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the board of directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of our common stock on the date of grant, and no stock option or stock appreciation right granted may have a term in excess of ten years.

2008 Employee Stock Purchase Plan

On December 23, 2008, our board of directors adopted the Lighting Science Group Corporation 2008 Employee Stock Purchase Program (the “2008 ESPP”). The purpose of the 2008 ESPP was to provide a means through which employees conveniently could purchase shares of common stock on an after-tax basis through payroll deductions. All Company employees were eligible to participate and amounts credited to a participant’s account during each payroll period were automatically used to purchase a whole share based on the fair market value of the common stock on the date the shares are purchased. There was no limit on the number of shares that may be purchased under the 2008 ESPP. On February 10, 2011, in conjunction with the board of directors’ adoption of the Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (the “2011 ESPP”), the 2008 ESPP was amended, effective as of March 1, 2011, to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP.

2011 Employee Stock Purchase Plan

All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. The total number of shares of common stock that may be purchased by eligible employees under the 2011 ESPP is 2,000,000 shares, subject to adjustment. The 2011 ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Code. To qualify as an employee stock purchase plan under Section 423 of the Code, the stockholders must approve the 2011 ESPP within 12 months of its adoption. The board of directors intends to submit this 2011 ESPP to the Company’s stockholders for approval at its next annual meeting.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of common stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the initial offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of common stock of the Company, but may not purchase more than 2,000 shares per year. The purchase price for each purchase period will be 85% of the fair market value of a share of common stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020.

The following table sets forth information as of December 31, 2010, with respect to compensation plans under which shares of our common stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security
Holders - Amended and Restated Plan	12,930,424		$1.43		6,473,913

Equity Compensation Plans Not Approved by Security
Holders - 2008 Employee Stock Purchase Plan	14,155	(1)	$1.16	(2)	-	(3)

(1) Represents shares of common stock issued pursuant to the 2008 ESPP.

(2) Represents the average purchase price for shares issued pursuant to the 2008 ESPP.

(3) There is currently no limit on the number of shares of Common Stock that may be issued pursuant to the 2008 ESPP.

Recent Sales of Unregistered Securities

Set forth below is information regarding all unregistered securities sold by us within the past year that were not otherwise disclosed by us during the year on Form 10-Q or a Form 8-K. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On January 1, 2010, we issued a total of 149,737 shares of our common stock to our outside directors in settlement of director fees for the fourth quarter of 2009. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulation D promulgated thereunder.

On April 23, 2010, we issued a total of 640,000 shares of our common stock to our outside directors in settlement of director fees for 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulation D promulgated thereunder.

On July 14, 2010, we issued 50,000 shares of our common stock to a consultant in accordance with the terms of our consulting agreement. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On July 19, 2010, we issued 16,000 shares of our common stock to Huibrecht Kodde. These shares were issued in connection with the Company’s previous acquisition of Lighting Partner B.V., in 2008 and specifically in consideration of Mr. Kodde’s termination of the United States distributorship of certain products of Lighting Partner B.V. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On December 21, 2010, we issued 17,333 shares of our common stock to one of our outside directors as pro-rata settlement of directors fees for 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulation D promulgated thereunder.

During 2010, we issued 6,047 shares of our common stock to certain employees under the 2008 ESPP at prices ranging from $0.82 to $3.28 per share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Selected Historical Consolidated Financial Data.

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. Our historical results are not necessarily indicative of the results to be expected in any future period.

On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Exchange Agreement”) with LED Holdings, a private holding company that was formed in June 2007 for the purpose of acquiring 100% of the assets of LED Effects, Inc. (“LED Effects”) on June 14, 2007. Pursuant to the Exchange Agreement, we: (i) acquired substantially all of the assets of LED Holdings and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.

We accounted for the Acquisition as a reverse merger. Accordingly, for accounting and financial reporting purposes, Lighting Science Group was treated as the acquired company, and LED Holdings was treated as the acquiring company. Therefore, the historical financial data presented below for the period beginning on June 14, 2007 and ending on December 31, 2007 include the operations of LED Holdings from June 14, 2007 through October 4, 2007 and the consolidated operations of LED Holdings and Lighting Science Group from October 4, 2007 through December 31, 2007. Because LED Holdings had no operations prior to its acquisition of the assets of LED Effects, the historical financial data included below for periods prior to June 14, 2007 are those of LED Effects, which has been identified as the predecessor entity to LED Holdings.

The selected historical consolidated financial data presented below is only a summary. You should read this selected historical consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8. of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	For the Years Ended December 31,			Lighting Science Group Corp and Subsidiaries Consolidated Statement of Operations from June 14, 2007 thru December 31, 2007	LED Effects Inc. and Subsidiary Consolidated Statement of Operations from January 1, 2007 thru June 13, 2007	LED Effects Inc. Consolidated Statement of Operations for the Year Ended December 31, 2006
	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue	$53,169,013	$31,376,816	$20,758,593	$4,616,111	$3,675,132	$8,858,068
Cost of goods sold	59,021,851	24,754,819	16,688,600	3,526,750	2,606,445	6,061,922

Gross margin (deficit)	(5,852,838)	6,621,997	4,069,993	1,089,361	1,068,687	2,796,146

Operating expenses:
Sales and marketing	11,107,379	7,200,323	5,847,833	962,597	107,708	-
Operations	4,834,592	8,165,066	6,453,867	2,396,355	127,574	-
Research and development	10,246,511	6,600,352	7,332,296	-	-	-
General and administrative	17,753,656	20,753,513	23,224,561	2,875,076	330,269	997,494
Restructuring expenses	1,101,992	1,111,189	-	-	-	-
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133	-	-	-
Depreciation and amortization	2,867,866	5,327,033	4,354,028	669,861	6,691	25,969

Total operating expenses	59,460,646	49,157,476	100,322,718	6,903,889	572,242	1,023,463

(Loss) income from operations	(65,313,484)	(42,535,479)	(96,252,725)	(5,814,528)	496,445	1,772,683

Total other income (expense)	(230,948,562)	(6,014,450)	(918,238)	915,461	(34,406)	(1,167)

(Loss) income before income tax expense (benefit)	(296,262,046)	(48,549,929)	(97,170,963)	(4,899,067)	462,039	1,771,516
Income tax expense (benefit)	(1,123,107)	(413,002)	(2,207,507)	-	172,244	666,665

(Loss) income before minority interest in subsidiary	(295,138,939)	(48,136,927)	(94,963,456)	(4,899,067)	289,795	1,104,851
Minority interest in subsidiary	-	-	-	(3,902)	(2,583)	(84,523)

Net (loss) income	(295,138,939)	(48,136,927)	(94,963,456)	(4,902,969)	287,212	1,020,328

Dividend requirements
6% return on Series B Preferred Stock	784,142	1,217,642	-	-	-	-

8% return on Series C Preferred Stock	213,610	266,400	-	-	-	-

Net (loss) income attributable to common stock	$(296,136,691)	$(49,620,969)	$(94,963,456)	$(4,902,969)	$287,212	$1,020,328

Basic and diluted net loss per weighted average common share	$(6.69)	$(1.69)	$(3.55)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	44,274,077	29,352,585	26,781,431	17,419,959

Net (loss) income	$(295,138,939)	$(48,136,927)	$(94,963,456)	$(4,902,969)	$287,212	$1,020,328

Foreign currency translation (loss) gain	(912,296)	(849,695)	(1,886,544)	10,281	(82,135)	(8,977)

Comprehensive (loss) income	$(296,051,235)	$(48,986,622)	$(96,850,000)	$(4,892,688)	$205,077	$1,011,351

	As of December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
Cash and cash equivalents	14,489,700	267,048	254,538	11,399,429	1,828,776
Working capital	11,178,922	(54,703,745)	(14,869,035)	11,732,984	3,254,997
Total assets	72,493,363	38,468,814	49,553,267	73,586,251	3,953,678
Total liabilities	47,811,852	72,132,669	38,298,878	7,033,103	908,911
6% convertible preferred stock	-	585,549	459,532	364,895	-
Total shareholders’ equity (deficit)	24,681,511	(34,249,404)	10,794,857	66,188,253	3,044,767

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates” “expects,” “intends” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. of this Form 10-K.

Overview

We design, develop, manufacture and market general illumination products that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications.

Our revenues are primarily derived from sales of our LED-based retrofit lamps and luminaires. Retrofit lamp sales have grown significantly over the past year and currently represent the majority of our revenues. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of selling, general and administrative, compensation and other operating expenses.

We experienced substantial sales growth during 2010 resulting from our launch of multiple new product lines and the addition or expansion of relationships with several key customers. These developments occurred as the acceptance of LED lighting for general illumination generally became move widespread, but we believe still remains in its early stages.

Our gross margin in 2010 reflects the impact of higher than normal costs for the initial launch of new products and inefficiencies related to our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products. These increased costs were driven primarily by our need to expedite materials delivery by means of premium freight and to make spot purchases of long lead-time materials at higher than our normal contracted prices. In addition, we experienced labor inefficiencies and higher than expected wages due to the rapid expansion of our labor force and delays in establishing lower cost internal and third-party contract manufacturing and assembly capacity. We are addressing our operational and supply chain challenges and are experiencing gradual improvement.

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$53,169,013	$31,376,816	$20,758,593
Cost of goods sold	59,021,851	24,754,819	16,688,600

Gross margin	$(5,852,838)	$6,621,997	$4,069,993

Gross margin percentage	-11.0%	21.1%	19.6%

Our efforts to consolidate and restructure our operations following several acquisitions in 2007 and 2008 have been significant and we continued with these efforts to effectively manage our operating expenses in 2010. Excluding restructuring expenses and non-cash expenses for stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses increased by 1.0% for the year ended December 31, 2010, despite a 69.5% increase in revenues and represented 73.7% of revenues as compared to 123.6% of revenues for the year ended December 31, 2009. These expenses for the year ended December 31, 2010 were 12.5% higher than for the year ended December 31, 2008 despite a 156.1% increase in revenues over this period.

	Years Ended December 31,
	2010	2009	2008
Revenue	$53,169,013	$31,376,816	20,758,593

Total operating expenses	59,460,646	49,157,476	100,322,718
Less:
Restructuring expenses	(1,101,992)	(1,111,189)	-
Stock based compensation	(4,767,959)	(3,936,382)	(8,038,817)
Impairment of goodwill and other long-lived assets	(11,548,650)	-	(53,110,133)
Depreciation and amortization	(2,867,866)	(5,327,033)	(4,354,028)

Total operating expenses, excluding restructuring expenses, stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization	39,174,179	38,782,872	34,819,740

Percentage of revenue	73.7%	123.6%	167.7%

We believe the foregoing non-GAAP financial measure provides additional information that is useful to the assessment of our operating performance and trends. This non-GAAP financial measure is not in accordance with, nor is it a substitute for, the comparable GAAP financial measure. This non-GAAP financial measure is intended to supplement our financial results that are prepared in accordance with GAAP.

Our performance for 2010 reflects the results of and has shaped many of the key aspects of the strategic plan we implemented during the year. This plan includes initiatives related to (i) improving operating expense efficiency, (ii) developing and commercializing ground breaking products and technologies, (iii) capturing significant sales and distribution channel access, and (iv) improving global supply chain optimization to meet growing demand for our products.

The initial phase of our strategic plan included restructuring our operations to better align our fixed operating expenses with our business needs while increasing investment in our research and engineering resources. During 2010 we executed upon this plan by exiting our Japanese operations, consolidating our California-based operations to our headquarters in Satellite Beach, Florida and restructuring our European operations. These activities followed similar initiatives in 2009 including the closing of our New Jersey facility and our former headquarters office in Texas, which significantly reduced our headcount as well as overhead costs. We also substantially reduced the number of employees at our Netherlands location in 2009 in order to reduce duplication in engineering efforts and focus more on sales and distribution across Europe as well as reducing our headcount at our California facility. As of December 31, 2010, our U.S. operations were consolidated in our Satellite Beach, Florida headquarters.

Another aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We are successfully executing on this initiative as evidenced by the launch of our next generation LED retrofit lamps during 2010. These products, we believe, deliver the highest lumens per watt per dollar currently available in the market and provide approximately 50% more lumens than comparable LED lamps. Our new product pipeline remains robust entering 2011 and our track record of introducing new, higher performance and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A third aspect of our strategic plan entails capturing significant sales and distribution channel access including by securing agreements with large, strategic customers. In the retail channel during 2010, we successfully entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as their preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the velocity and impact of our activities with key national accounts that are large targets for potential adoption of LED lighting.

The fourth aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing market demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010. We expect continued improvement as we gain efficiencies with volume and supply chain optimization through the qualification of additional suppliers closer to our production sites, implementation of our new ERP system and other initiatives led by our operations team that has been enhanced through the addition of experienced personnel. We also increased the scale of our North American manufacturing and assembly operations with the expansion of our production capacity at our Satellite Beach facility and the addition of significant low-cost capacity at our facility in Monterrey, Mexico, which opened in November 2010. We also successfully established low-cost production capacity in Asia through our contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well a more optimized production and supplier footprint.

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

•

Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, it has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

•

External legislation and subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

•

Intellectual property. LED market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection and licensing of intellectual property is critical. Therefore, LED lighting industry participants often take steps such as additional patent applications, confidentiality and non-disclosure agreements as well as other security measures. To enforce or protect intellectual property rights, market participants commonly commence or threaten litigation.

Recapitalization

On September 30, 2010, we entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Recapitalization Agreement, LSGC Holdings purchased $25.0 million of our common stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the company (the “Recapitalization”). Specifically, LSGC Holdings purchased 15,625,000 shares of our common stock at a price per share of $1.60. In conjunction with the Recapitalization, we exchanged all of our outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock (the “Series C Preferred Stock”), Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) and the warrant issued in conjunction with the Series E Preferred Stock (the “Series E Warrant”) for a total of 32,612,249 shares of our common stock. In addition, the holders of our outstanding shares of Series C Preferred Stock elected to exercise all of their related warrants (“Series C Warrants”) on a cashless basis for 1,937,420 shares of our common stock.

On December 22, 2010 and in conjunction with the Recapitalization Agreement, we amended our Certificate of Incorporation to provide for the automatic conversion of all of our outstanding shares of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) into a total of 44,072,123 shares of our common stock. Additionally, on December 30, 2010, we entered into a Warrant Agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (the “Warrant Agent”), effective as of December 22, 2010. The Warrant Agreement governs the terms of the warrants (the “Series D Warrants”) previously composing part of the units (the “Units”), which were separated pursuant to the automatic conversion of our Series D Preferred Stock. Each Unit had been composed of one share of Series D Preferred Stock and one Series D Warrant.

The Warrant Agreement provides each holder of a Series D Warrant with an exercise price reduction ranging from $0.08 to $0.10 (depending on the date of issuance) per share of common stock issuable upon exercise of such Series D Warrant. The Warrant Agreement also provides each Series D Warrant holder with a credit, registered with the Warrant Agent in the name of the holder, which ranges from approximately $4.85 to $4.88 (depending on the date of issuance) for each share of common stock issuable upon exercise of a Series D Warrant (the “Accrual Credit”). The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants and cannot be used until the earlier of: (i) the passage of eight years from the date of issuance of each Series D Warrant or (ii) a Liquidation Event (as defined in the Warrant Agreement) of the company. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a Liquidation Event or the eighth anniversary of its issuance, would be between $1.04 to $1.05 per share of common stock (depending on the date of issuance), except in the case of the Series D Warrants held by Koninklijke Philips Electronics N.V. (“Philips”), whose remaining exercise price would be approximately $7.05 per share of common stock.

Recent Events

On January 13, 2011, we issued a warrant to The Home Depot pursuant to which The Home Depot may purchase up to 5.0 million shares of our common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The Warrant was issued in connection with our Strategic Purchasing Agreement with The Home Depot, which we entered into on July 23, 2010 and pursuant to which we supply The Home Depot with LED retrofit lamps and luminaires. The Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, if The Home Depot’s gross product orders from us, in dollar terms, are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of our common stock during negotiations with The Home Depot in July 2010 when we entered into the Strategic Purchasing Agreement. The fair value of these warrants will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenues from The Home Depot.

On January 26, 2011, we raised $18.0 million in a private placement pursuant to which we issued 5,454,545 shares of our common stock to an affiliate of Pegasus Capital, Michael Kempner, Leon Wagner, certain other operating advisors of Pegasus Capital, and certain trusts affiliated with, and business associates of, Mr. Wagner. Mr. Kempner and Mr. Wagner serve on our board of directors.

On February 9, 2011, we entered into an Exchange Agreement with LSGC Holdings pursuant to which we agreed to issue 54,500,000 shares of our common stock in exchange for: (i) LSGC Holdings’ Series D Warrant to purchase 60,758,777 shares of our common stock and (ii) the warrant to purchase 942,857 shares of our common stock, which was issued to Pegasus IV in connection with its guaranty of our former line of credit with the Bank of Montreal (“BMO”).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Our actual results may differ from these estimates. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur, additional information is obtained and our operating environment changes. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Accounts Receivable

We record accounts receivable at the invoiced amount when our products are shipped to customers or, in the case of certain custom lighting projects, upon the completion of specific milestone billing requirements. Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. This allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. We review our allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off are recorded as a reduction of bad debt expense in the period the payment is collected. Generally, we do not require collateral for our accounts receivable and we do not regularly charge interest on past due amounts.

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. Cost of raw materials is primarily determined using a weighted average method. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a periodic basis, to specifically identify obsolete, slow-moving or non-salable inventory.

Revenue Recognition

Product sales are recorded when our products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. We recognize revenue on certain long-term, fixed price, custom lighting projects using the percentage of completion method measured by the ratio of costs incurred in a period to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which such revisions are determined.

For smaller or shorter term custom lighting projects or projects where estimated total costs cannot be determined, revenue is recognized using the completed contract method and revenue is recognized upon substantial completion and acceptance by the customer of each project. Amounts received as deposits against future completion of projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

Product Warranties

We provide a limited warranty covering defective materials and workmanship. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace the products under warranty.

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

Impairment of Long-Lived Assets

Long-lived assets such as property, equipment and definite lived intangible assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimations of the fair market value of the assets and (ii) estimations of the future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds fair value.

Intangible Assets and Goodwill

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts and approximating the useful lives of the intangible assets acquired.

Intangible assets with estimable useful lives are amortized over their respective useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from three to twenty years. Goodwill is not amortized, but instead we perform a goodwill impairment analysis, using the two-step method at the end of our third quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the business, the useful life over which cash flows will occur and the determination of the weighted average cost of capital. The internal forecasts used in the 2010 testing were based on the expected impact of our continued sales channel expansion, roll-out of our new LED product lines for which increasing demand is expected based on relevant third-party industry studies and the anticipated improvement in our gross and operating margins as we gain efficiencies with volume and supply chain optimization including the impact of our low-cost manufacturing of strategy. Should the global demand for LED lighting products be slower to develop, or if we are unable to successfully execute our strategic initiatives with respect to our target markets and profitability improvement, the actual operating results could be materially different than our internal forecasts. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second step is performed. The second step of the impairment test, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For the Years Ended December 31,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$53,169,013	$31,376,816	21,792,197	69.5%	100.0%	100.0%
Cost of goods sold	59,021,851	24,754,819	34,267,032	138.4%	111.0%	78.9%
Sales and marketing	11,107,379	7,200,323	3,907,056	54.3%	20.9%	22.9%
Operations	4,834,592	8,165,066	(3,330,474)	-40.8%	9.1%	26.0%
Research and development (1)	10,246,511	6,600,352	3,646,159	55.2%	19.3%	21.0%
General and administrative	17,753,656	20,753,513	(2,999,857)	-14.5%	33.4%	66.1%
Restructuring expenses	1,101,992	1,111,189	(9,197)	-0.8%	2.1%	3.5%
Impairment of goodwill and other long-lived assets	11,548,650	-	11,548,650	*	21.7%	0.0%
Depreciation and amortization	2,867,866	5,327,033	(2,459,167)	-46.2%	5.4%	17.0%
Interest income	3,450	1,104	2,346	212.5%	0.0%	0.0%
Interest expense, including related party	(3,501,056)	(6,058,693)	2,557,637	-42.2%	-6.6%	-19.3%
(Increase) decrease in fair value of derivative financial instruments	(150,557,529)	2,731	(150,560,260)	*	-283.2%	0.0%
Dividends on preferred stock	(3,534,795)	(37,356)	(3,497,439)	*	-6.6%	-0.1%
Accretion of preferred stock	(73,077,280)	(126,017)	(72,951,263)	*	-137.4%	-0.4%
Other income (expense), net	(281,352)	203,731	(485,133)	-238.1%	-0.5%	0.6%
Income tax benefit	(1,123,107)	(413,002)	(710,105)	171.9%	-2.1%	-1.3%

Net loss	$(295,138,939)	$(48,136,927)	(247,002,012)	513.1%	-555.1%	-153.4%

*	Variance is not meaningful.
(1)	During 2010, we modified the presentation of our operating expenses to separately convey research and development and restructuring expenses in our consolidated statement of operations and comprehensive loss. This table reflects management’s modified presentation for all periods presented.

Revenues

Revenues increased $21.8 million, or 69.5%, to $53.2 million for the year ended December 31, 2010 from $31.4 million for the year ended December 31, 2009. The increase in revenues was primarily a result of our introduction of new LED retrofit lamps and luminaires for general illumination during 2010 and the addition or expansion of relationships with key customers for retrofit lamps including The Home Depot and branded lighting OEMs. The increase in sales of finished lighting products was partially offset by reductions in sales of light engines and components, which we previously produced and sold out of our New Jersey facility prior to its closure in the third quarter of 2009, and a reduction in custom lighting projects, which contributed to the decision to close our California office. Although we continued to sell these products in 2010, our sales and marketing efforts are focused on LED lamps and luminaires.

Cost of Goods Sold

Cost of goods sold increased $34.3 million, or 138.4%, to $59.0 million for the year ended December 31, 2010 from $24.8 million for the year ended December 31, 2009. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the year ended December 31, 2010.

Cost of goods sold as a percentage of revenues increased for the year ended December 31, 2010 to 111.0% (or a negative gross margin of 11.0%) as compared to 78.9% (or a gross margin of 21.1%) for the year ended December 31, 2009. The increase in cost of goods sold as a percentage of revenue was primarily the result of inefficiencies related to our efforts to meet faster than expected growth in demand for our products and included:

•	Expedited materials delivery by means of premium freight;

•	spot purchases of long lead-time materials at higher than our normal contracted prices;

•	labor inefficiencies due to reduced throughput as a result of our newly developed supply chain and the rapid expansion and training of our labor force; and

•	delays in establishing lower cost internal and third-party contract manufacturing and assembly capacity.

In addition, gross margin was impacted by the mix of products sold in the current year compared to the same period in 2009 and an increase in the provision for excess and obsolete inventory incurred for products to be phased out by our European operations and our California operations as part of our restructuring efforts.

Sales and Marketing

Sales and marketing expenses increased $3.9 million, or 54.3%, to $11.1 million for the year ended December 31, 2010 from $7.2 million for the year ended December 31, 2009. The increase in sales and marketing expenses was primarily driven by an increase in variable costs resulting from the corresponding increase in sales during the period. Specifically, freight not billed to customers and commissions increased $2.1 million and $533,000, respectively. In addition, personnel expenses increased due to the expansion of our sales and marketing group.

Operations

Operations expenses decreased $3.3 million, or 40.8%, to $4.8 million for the year ended December 31, 2010 from $8.2 million for the year ended December 31, 2009. The decrease in operations expense was primarily due to a decrease in both facility and personnel costs resulting from to the closing of both our Texas and New Jersey facilities in the second and third quarters of 2009.

Research and Development

Research and development expenses increased $3.6 million, or 55.2%, to $10.2 million for the year ended December 31, 2010 from $6.6 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to costs related to the introduction and launch of multiple new product families during the current year as well as costs associated with the development of new technologies and new products to be launched in the coming year.

General and Administrative

General and administrative expenses decreased $3.0 million, or 14.5%, to $17.8 million for the year ended December 31, 2010 from $20.8 million for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily due to: (i) a decrease in legal fees of $1.7 million as a result of the resolution of our litigation with Philips and its affiliates in August 2009, (ii) a $1.1 million reversal of non-vested restricted stock expense due to the forfeiture of awards upon the termination or resignation of certain employees and (iii) reductions in personnel and overhead costs of $1.1 million as a result of the closing our Texas and New Jersey facilities in the second and third quarters of 2009, respectively. The decreases in general and administrative expenses were partially offset by an increase in professional and legal fees of $162,000 related to the Recapitalization, as well as an increase in consulting fees of $431,000 associated with improving our internal controls and procedures framework.

Restructuring Expenses

Restructuring expenses decreased $9,000 or 0.1% to $1.1 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Restructuring expenses for the year ended December 31, 2010 consisted of $1.1 million in expenses that included severance and termination benefits and accrued rent costs related to the closing of our California office and restructuring of our Netherlands office. These expenses were partially offset by a $601,000 gain on the exit of our Japanese operations in July 2010. Restructuring expenses for the year ended December 31, 2009 consisted of severance and termination benefits and accrued rent costs related to headcount reductions resulting from the closing of our Texas and New Jersey facilities and the initial restructuring of our California operations.

Impairment of Goodwill and Other Long-Lived Assets

Due to on-going negative cash flows and other factors in our Netherlands based operations, we performed an impairment analysis of the assets of Lighting Science Group B.V. (“LSGBV”) to determine whether any goodwill or intangible assets were impaired as of June 30, 2010. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we believed were relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in new fair values for the goodwill and other intangible assets.

We also performed an impairment analysis of the intangible assets related to LED Effects as of December 31, 2010 due to the greater than anticipated headcount reductions associated with the restructuring of our California based operations. The result of this assessment was that material impairments were identified in the LED Effects trademarks and customer relationships intangible assets.

The following table summarizes the total impairment charges recorded in 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500
Trademarks acquired on the acquisition of LED Effects	533,975
Customer relationships acquired on the acquisition of LED Effects	559,666

Total impairment charge	$11,548,650

Depreciation and Amortization

Depreciation and amortization expense decreased $2.5 million, or 46.2%, to $2.9 million for the year ended December 31, 2010 from $5.3 million for the year ended December 31, 2009. The decrease in depreciation and amortization expense was due to a change in the estimated useful lives of certain intangible assets that occurred during 2009 and 2010. As a result, amortization expense for the year ended December 31, 2010 was significantly lower as compared to the corresponding period in 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation expense for the year ended December 31, 2010 as compared to the previous year.

Interest Income

Interest income increased $2,000 to $3,000 for the year ended December 31, 2010 from $1,000 for the year ended December 31, 2009. For both periods, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense, Including Related Party

Interest expense decreased $2.6 million, or 42.2%, to $3.5 million for the year ended December 31, 2010 from $6.1 million for the year ended December 31, 2009. The decrease in interest expense was primarily due to the conversion of the principal and accrued interest amounts underlying the convertible notes issued to Pegasus and Philips in 2009, which converted into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO facility in April 2010 and again in June 2010, which resulted in smaller outstanding debt balances during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 consisted primarily of $53,000 of interest expense and fees related to our Wells Fargo Facility, $367,000 of interest expense related to our BMO facility, $906,000 of guaranty fees related to our BMO facility, $955,000 of interest expense on the convertible notes payable to Pegasus and Philips, $133,000 of interest expense related to LSGBV’s notes payable, and a $1.0 million acceleration of prepaid fees related to the issuance of the Series D and Series E Units in the first half of 2010. These fees were being amortized over the life of the shares of Series D and Series E Preferred Stock underlying the Series D and Series E Units, but were fully expensed in 2010 due to the conversion of the underlying shares of Series D and Series E Preferred Stock into common stock. Interest expense for the year ended December 31, 2009 consisted primarily of $848,000 of interest expense related to the BMO facility, $1.9 million of guaranty and transaction fees related to the BMO facility, $2.8 million of interest expense on the convertible notes payable to related parties and $259,000 of interest expense related to LSGBV’s notes payable.

(Increase) Decrease in Fair Value of Derivative Financial Instruments

Prior to the Recapitalization, the Series D Warrants and Series E Warrant underlying the Series D and Series E Units were accounted for as liabilities and their fair values were determined using the Monte Carlo Model. The fair value of the Series D Warrants increased by $155.5 million from March 3, 2010, the initial issuance date of the Series D Warrants, through December 21, 2010, primarily due to an increase in the price of our common stock during this period. The fair value of the Series E Warrant decreased by $5.0 million from June 23, 2010, the issuance date, through September 30, 2010, primarily due to a decrease in the price of our common stock during this period. For the year ended December 31, 2009, the decrease in fair value of derivative financial instruments of $4,000 was primarily due to a decrease in the price of our common stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock increased $3.5 million for the year ended December 31, 2010 to $3.5 million from $37,000 for the year ended December 31, 2009. For the year ended December 31, 2010, $3.5 million of dividend expense was incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock underlying the Series D and Series E Units, which were issued during the year. For the year ended December 31, 2009, we only paid dividends on our outstanding shares of 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of December 31, 2010, 186,528 shares of the 6% Convertible Preferred Stock had been redeemed for $597,000. Upon presentment by the holders thereof, an additional 10,374 shares of 6% Convertible Preferred Stock will be redeemed for $33,000.

Accretion of Preferred Stock

Accretion of preferred stock increased $73.0 million for the year ended December 31, 2010 to $73.1 million from $126,000 for the year ended December 31, 2009. For the year ended December 31, 2010, $73.0 million of accretion expense was incurred on the outstanding shares of Series D Preferred Stock and Series E Preferred Stock underlying the Series D and Series E Units, which were issued earlier that year. The preferred stock was being accreted over the life of the Series D and Series E Preferred Stock, but was fully expensed as of December 31, 2010 due to the conversion of the Series D and E Preferred Stock into common stock pursuant to the Recapitalization Agreement. For the year ended December 31, 2009, $126,000 in accretion expense was incurred on our outstanding shares of 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income (expense), net decreased by $484,000 for the year ended December 31, 2010 to other expense of $281,000 from other income of $203,000 for the year ended December 31, 2009. The net income (expense) for the years ended December 31, 2010 and 2009 was primarily due to the effect of foreign exchange translations at LSGBV.

Income Tax Benefit

Income tax benefit increased $710,000 for the year ended December 31, 2010, to $1.1 million from $413,000 for the year ended December 31, 2009. The income tax benefit recognized during the year ended December 31, 2010 was mainly due to the establishment of an additional valuation allowance of $1.1 million for deferred tax liabilities recorded by LSGBV. For the year ended December 31, 2010, the effective tax rate of 0.4% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Because of our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully offset by a valuation allowance as of December 31, 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended December 31,		Variance		Percentage of Revenue
	2009	2008	$	%	2009	2008
Revenue	$31,376,816	$20,758,593	10,618,223	51.2%	100.0%	100.0%
Cost of goods sold	24,754,819	16,688,600	8,066,219	48.3%	78.9%	80.4%
Sales and marketing	7,200,323	5,847,833	1,352,490	23.1%	22.9%	28.2%
Operations	8,165,066	6,453,867	1,711,199	26.5%	26.0%	31.1%
Research and development (1)	6,600,352	7,332,296	(731,944)	-10.0%	21.0%	35.3%
General and administrative	20,753,513	23,224,561	(2,471,048)	-10.6%	66.1%	111.9%
Restructuring expenses	1,111,189	-	1,111,189	*	3.5%	0.0%
Impairment of goodwill and other long-lived assets	-	53,110,133	(53,110,133)	*	0.0%	255.8%
Depreciation and amortization	5,327,033	4,354,028	973,005	22.3%	17.0%	21.0%
Interest income	1,104	188,460	(187,356)	-99.4%	0.0%	0.9%
Interest expense, including related party	(6,058,693)	(1,425,446)	(4,633,247)	325.0%	-19.3%	-6.9%
Decrease in fair value of derivative financial instruments	2,731	415,628	(412,897)	-99.3%	0.0%	2.0%
Dividends on preferred stock	(37,356)	(533)	(36,823)	*	-0.1%	0.0%
Accretion of preferred stock	(126,017)	(94,607)	(31,410)	33.2%	-0.4%	-0.5%
Other income (expense), net	203,781	(1,740)	205,521	*	0.6%	0.0%
Income tax benefit	(413,002)	(2,207,507)	1,794,505	-81.3%	-1.3%	-10.6%

Net loss	$(48,136,927)	$(94,963,456)	46,826,529	-49.3%	-153.4%	-457.5%

*	Variance is not meaningful.
(1)	During 2010, we modified the presentation of our operating expenses to separately convey research and development and restructuring expenses in our consolidated statement of operations and comprehensive loss. This table reflects management’s modified presentation for all periods presented.

Revenues

For the year ended December 31, 2009, revenues increased $10.6 million, or 51.2%, to $31.4 million, from $20.8 million for the year ended December 31, 2008. Revenues consisted primarily of sales to OEMs in the general illumination, gaming and retail display sectors and the delivery of four major custom projects in Asia, Europe and North America. This increase in revenues was primarily due to our acquisition of Lighting Partners, B.V (the operations of which are included for eight months in fiscal 2008 compared to twelve months in fiscal 2009) and the purchase of the net assets of Lamina (the operations of which are included for five months in fiscal 2008 compared to twelve months in fiscal 2009).

Cost of Goods Sold

Cost of goods sold increased $8.1 million, or 48.3%, to $24.8 million for the year ended December 31, 2009 from $16.7 million for the year ended December 31, 2008. The increase was primarily due to an increase in revenues from large custom projects and the acquisitions of LSGBV and Lamina.

Cost of goods sold as a percentage of revenues decreased for the year ended December 31, 2009 to 78.9% (or a gross margin of 21.1%) as compared to 80.4% (or a gross margin of 19.6%) for the year ended

December 31, 2009. The decrease in cost of goods sold as a percentage of revenue was primarily the result of the higher margins recognized on the custom projects completed in 2008.

Sales and Marketing

Sales and marketing expenses increased $1.4 million, or 23.1%, to $7.2 million for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008. The increase in sales and marketing expense was primarily due to the acquisitions of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008, increases in samples and other marketing costs related to new products launched in the second half of 2008 compared to a full year of expenses for 2009 and an increase in commissions expense due mainly to the increase in revenues.

Operations

Operations expenses increased $1.7 million, or 26.5%, to $8.2 million for the year ended December 31, 2009 from $6.5 million for the year ended December 31, 2008. The increase in operations expenses was primarily due to our acquisition of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008.

Research and Development

Research and development expenses decreased $732,000, or 10.0%, to $6.6 million for the year ended December 31, 2009 from $7.3 million for the year ended December 31, 2008. The decrease in research and development expense was driven by a reduction in contract labor costs.

General and Administrative

General and administrative expenses decreased $2.5 million, or 10.6%, to $20.8 million for the year ended December 31, 2009 compared $23.2 million for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily due to reduced legal expenses and the results of our consolidation activities, including the closing of our New Jersey and Texas facilities undertaken by management during the second half of 2009. This decrease is partially offset by increases resulting from the acquisitions of LSGBV and Lamina and the effect of a full year of combined operations in 2009 compared to a partial year of combined operations in 2008.

Restructuring Expenses

Restructuring expenses for the year ended December 31, 2009 consisted of $1.1 million in severance and termination benefits and accrued rent costs related to the closing of the New Jersey and Texas facilities and the initial restructuring of our California operations.

Impairment of Goodwill and Other Long-Lived Assets

As of September 30, 2009, we completed our annual assessment of the carrying value of goodwill and determined that no impairment had occurred and therefore no impairment expense was recorded for the year ended December 31, 2009.

During the fourth quarter of 2008, we completed our assessment of the carrying value of the goodwill and intangible assets that we previously recorded and determined that it was necessary to record an impairment charge of $53.1 million in 2008. A number of factors that occurred in 2008 gave rise to the impairment of the carrying value of the goodwill and intangible assets, including: (i) delays in the development and launch of several new products, (ii) product failures, (iii) customer delays on custom projects, (iv) the lack of the availability of financing for customers to complete significant projects and installations, (v) the general slowdown in construction spending, and (vi) the reduction in the market price of our common stock. As a result of these factors, we reviewed and amended our cash flow projections for our business and products. Generally, we reduced the sales forecasts that we had otherwise relied on for our internal planning and forecasting. This reduction in the future cash flows of the business along with a reduction in the total enterprise value of the Company resulted in the significant impairment charge in 2008.

The following table summarizes the total impairment charge recorded in 2008:

Goodwill arising on the acquisition of Lighting Science Group Corp	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group Corp	2,419,984
Goodwill arising on the acquisition of LSGBV	6,159,000
Trademarks acquired on the acquisition of LSGBV	796,741
Technology and patents acquired on the acquisition of LSGBV	322,856
Customer relationships acquired on the acquisition of LSGBV	806,000

Total impairment charge	$53,110,133

Depreciation and Amortization

Depreciation and amortization expense increased $973,000, or 22.3%, to $5.3 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008. The increase in depreciation and amortization expense was primarily due to: (i) $600,000 increase in the amortization expense for certain software assets during 2009 due to a reduction in the estimated useful life of such software, (ii) $711,000 increase in amortization expense for certain intangible assets during 2009 as compared with the corresponding period in 2008 due to a reduction in the estimated useful life of such assets and (iii) an increase in the amortization expense related to technology, tooling and molds and other production assets purchased in the second half of 2008.

Interest Income

Interest income decreased $187,000 to $1,000 for the year ended December 31, 2009 from $188,000 for the prior year period due to a decrease in cash balances during 2008. At December 31, 2008 and for all of 2009 there were limited funds available for interest bearing investments.

Interest Expense, Including Related Party

Interest expense increased $4.6 million, or 325.0%, to $6.1 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008. The increase in interest expense was primarily due to: (i) interest expense on our BMO line of credit that we began to incur in August 2008, (ii) interest expense on LSGBV’s ABN AMRO ten-year term facility and line of credit, (iii) the amortization of the BMO guarantee fees payable to Pegasus IV, (iv) interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008 and the first six months of 2009, (v) interest expense on the Original Pegasus Convertible Note issued to Pegasus IV in May 2009 and the Pegasus Convertible Note issued to Pegasus IV in August 2009 and (vi) interest expense on the Philips Convertible Note issued to Philips in August 2009. Interest expense for the year ended December 31, 2008 consisted of interest incurred on the line of credit and term debt facility that were owed by LSGBV, interest expense on our BMO line of credit, which we started incurring in August 2008, and interest expense on promissory notes issued to Pegasus IV and certain executives in December 2008.

Decrease in Fair Value of Derivative Financial Instruments

Decrease in fair value of derivative financial instruments is the result of change in fair value of warrants issued to certain directors and officers of a predecessor company. These warrants were accounted for as liabilities and recorded at fair value using the Black Scholes valuation method. The decrease in fair value for the years ended December 31, 2009 and 2008 is due primarily to changes in the price of our common stock and the expected life of these warrants during these periods.

Dividends on Preferred Stock

Dividends on preferred stock increased by $37,000 for the year ended December 31, 2009 to $37,000 from $1,000 in the year ended December 31, 2008. During the year ended December 31, 2009, dividends were incurred on the 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010.

Accretion of Preferred Stock

Accretion of preferred stock increased by $31,000 for the year ended December 31, 2009 to $126,000 from $95,000 in the year ended December 31, 2008. During the years ended December 31, 2009 and 2008, the accretion expense was incurred on the 6% Convertible Preferred Stock.

Other Income (Expense), Net

Other income, net increased $205,000 to other income of $203,000 for the year ended December 31, 2009 compared to other expense of $2,000 for the year ended December 31, 2008. The net income (expense) for the year ended December 31, 2009 was primarily due to the effect of foreign exchange translations at LSGBV.

Income Tax Benefit

The income tax benefit decreased $1.8 million or 81.2% to $413,000 for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008. The income tax benefit recognized during the year ended December 31, 2009 was mainly due to the valuation allowance of $40.5 million recorded against the net deferred tax assets. Due to our history of net losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets as of December 31, 2009.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Our cash outflows primarily relate to procurement of materials, components and subsystems used in the manufacture and assembly of our products and payment of salaries, benefits and other operating costs. Our anticipated growth is expected to significantly increase our working capital needs during 2011, and meeting these needs will be an ongoing challenge unless we timely complete the planned underwritten public offering of our common stock. Our primary sources of liquidity have been sales of preferred and common stock to, and short-term loans from, affiliates of Pegasus Capital and, to a lesser extent, borrowings under our credit facilities.

We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs.

On October 4, 2010, we terminated our revolving line of credit with the Bank of Montreal and the related guaranty agreement pursuant to the terms of the Recapitalization Agreement. On November 22, 2010, we entered into an asset-based lending facility with Wells Fargo Bank, N.A. that provides us with borrowing capacity of up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of December 31, 2010, we had approximately $4.7 million outstanding under the Wells Fargo line of credit and additional borrowing capacity of approximately $9.5 million.

LSGBV has negotiated short and long term debt facilities with ABN AMRO Bank. Our long-term debt facility with ABN AMRO matured on December 15, 2010. As of December 31, 2010, we had $226,000 outstanding under the short-term ABN AMRO line of credit. LSGBV also has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 82% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of December 31, 2010, we had approximately $1.2 million outstanding under the IFN Finance line of credit.

As of December 31, 2010, we had cash and cash equivalents of approximately $14.5 million. We may need to raise additional capital through the issuance of equity, equity-related or debt securities or through additional borrowings from financial institutions. We cannot be certain that these additional funds will be available on terms satisfactory to us or at all. In January 2011, we received approximately $18.0 million from a private placement of our common stock led by our affiliates, including Pegasus Capital and two of our directors, and expect to receive $7.0 million in life insurance proceeds during 2011 from a key-man life insurance policy issued on Zachary Gibler, our former Chairman and Chief Executive Officer. We also recently filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of our common stock, but such offering remains subject to a number of conditions. Upon receipt of the proceeds from such life insurance policy and the proposed offering of our common stock, we believe we will be able to fund our operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2010, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$3,118,862	$1,273,003	$1,195,058	$650,801
Purchase obligations	2,489,239	2,489,239	-	-
Other long-term liabilities	-	-	-	-

Total	$5,608,101	$3,762,242	$1,195,058	$650,801

Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2015. All of the lease agreements provide for adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.

Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment. Our purchase obligations represent authorizations to purchase rather than binding agreements.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2010, 2009 and 2008.

	For the Years Ended December 31,
Cash flow activities:	2010	2009	2008
Net cash used in operating activities	$(45,390,604)	$(31,159,329)	$(28,792,901)
Net cash used in investing activities	(6,597,091)	(1,111,656)	(12,624,686)
Net cash provided by financing activities	66,321,185	31,978,374	30,726,264

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $45.4 million, $31.2 million and $28.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net Cash used in operating activities increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to a higher year over year net loss, which included certain non-cash reconciliation items comprised primarily of a $150.6 million increase in fair value of warrants, $73.1 million accretion of preferred stock, $3.5 million in accrued dividends on preferred stock, $11.5 million in goodwill and other long-lived assets impairment, $2.9 million in depreciation and amortization and $4.8 million of stock-based compensation. For the year ended December 31, 2009, non-cash reconciliation items included $129,000 for an increase in fair value of warrants and accretion of preferred stock, $5.3 million in depreciation and amortization and $3.9 million of stock-based compensation. The increase in net loss for the year ended December 31, 2010, excluding these non-cash reconciliation items was primarily a result of higher than normal costs for the initial launch of our new products and supply chain inefficiencies associated with faster than anticipated growth in demand for our products. For the year ended December 31, 2008, non-cash reconciliation items included $53.1 million in goodwill and other long-lived assets impairment, $4.3 million in depreciation and amortization and $8.0 million of stock-based compensation, which was partially offset by a $300,000 net benefit for a decrease in fair value of warrants and accretion of preferred stock. The increase in net loss for the year ended December 31, 2009, excluding non-cash reconciliation items was primarily a result of higher operating expenses following our acquisitions in 2008 and higher interest expense on increased borrowings.

Net cash used in operating activities, driven by our net losses, was partially offset by improvements in working capital. For the year ended December 31, 2010, accounts receivable increased by $10.7 million due to the growth in our revenues, inventories increased $14.6 million due to the build-up of materials and components and finished products to support near-term demand for our products and prepaid expenses increased $4.0 million. These uses of cash were offset by a $29.2 million increase in accounts payable as we increased our procurement activities to support anticipated growth and a $2.5 million increase in accrued expenses and other liabilities. Working capital items were also a source of cash for the year ended December 31, 2009 as accounts receivable, inventories and prepaid expenses declined $1.6 million, $4.1 million and $300,000, respectively, and accounts payable and accrued expenses and other liabilities increased $1.1 million and $2.1 million, respectively. For the year ended December 31, 2008, net changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and other liabilities was a $2.2 million source of cash.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and cash consideration for strategic acquisitions. Net cash used in investing activities was $6.6 million, $1.1 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in cash used in investing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in our capital expenditures as we continued to expand our production capacity at our headquarters in Satellite Beach, FL and our new manufacturing facility in Monterrey, Mexico.

The decrease in cash used in investing activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to a modest decrease in capital expenditures in 2009 and the absence of strategic acquisitions in 2009. Cash used in acquisitions for the year ended December 31, 2008 included $6.2 million for the purchase of LSGBV and $4.8 million used for the purchase of the net assets of Lamina.

Financing Activities

Cash from financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $66.3 million, $32.0 million and $30.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in cash provided by financing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was a result of proceeds from the issuance of mandatorily redeemable Series D and Series E Preferred Stock and the issuance of common stock for $25.4 million, $30.0 million and $25.0 million, respectively in 2010. These proceeds were partially offset by $13.8 million in net repayments of short- and long-term borrowings. For the year ended December 31, 2009, cash provided by financing activities included $35.8 million in net proceeds from the issuance of promissory notes which was partially offset by $3.8 million in net repayments of short- and long-term borrowings. For the year ended December 31, 2008, cash provided by financing activities included $20.0 million in proceeds from net short- and long-term borrowings and $10.7 million in proceeds from a private placement of our common stock and the exercise of common stock warrants.

Item 8. Financial Statements.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A (T). Controls and Procedures.

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

We carried out an evaluation subsequent to the period covered by this form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of December 31, 2010 were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a set of processes designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”), as of December 31, 2010.

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, we identified the following control deficiencies that represent material weaknesses at December 31, 2010:

(1) Segregation of Duties and IT Application Access – There are significant system limitations within our procurement and inventory management application, which may impact purchasing and inventory accounting to a level of material misstatement that could potentially go undetected. Specifically:

•	Access cannot be appropriately restricted to authorized individuals;

•

Because we have not yet completed the final phase of transitioning to our new ERP, Microsoft AX Dynamics, we are currently required to set up vendors in two applications (the legacy system for purchasing and receipt of inventory and the new ERP system for payment);

•	Purchase orders may be edited or deleted during any point of the purchasing process, which can ultimately lead to issues with inventory costing;

•	Formalized procedures and controls are not in place to communicate access needs for new hires, terminations, and transfers to IT;

•	There is no periodic review of user access rights by the business users to ensure that all application users are appropriate; and

•	No backup records could be obtained for the legacy procurement and inventory management application in place.

The legacy procurement and inventory management application is expected to be replaced with the Microsoft Dynamics AX procurement and inventory management module during the second quarter of 2011.

(2) Purchasing and Inventory Accounting – During 2010, we improved our internal controls over inventory quantity specific to physical counts. Additionally, policies and procedures specific to inventory costing and quantity are now in place. Analytics are also being performed specific to cost of goods sold and gross margin by product line and entity.

Although inventory accounting controls have improved, we identified material internal control weaknesses specific to purchasing and inventory accounting driven by the underlying limitations and minimal reliance placed on the perpetual inventory data provided in our legacy procurement and inventory management system. Specifically, internal control improvement opportunities were identified around the following:

•	Consistency in executing material, labor and overhead variance calculations on a monthly basis;

•	Consistency in operations management review of the cost accounting worksheets (cost rolls) to calculate material, labor, and overhead variances;

•	Analytics specific to rolling-forward inventory balances from quarter to quarter;

•	Consistent application of inventory costing policies;

•	Work in process accounting;

•	Reconciliation of the perpetual inventory records to the general ledger; and

•	Legacy procurement and inventory management system access rights to control vendor set-up, purchase orders adjustments, inventory costs, and inventory quantities.

Management is aware of the need for a reliable perpetual inventory system that will yield more accurate results and is in the process of implementing the inventory management application within our new ERP system to address this issue. Additionally, management is currently evaluating the cost accounting and assumption methodology for variance calculations.

(3) Equity Accounting – We identified internal control weaknesses specific to our equity accounting that led to significant year-end adjustments to our financial statements. Specifically, we identified opportunities to improve:

•	Spreadsheet controls specific to our warrant and option-related compensation expense and vesting;

•

Analytics specific to inputs into equity accounting calculations. Specifically, opportunities exist to review fair market value inputs (at the time of option grant) and to properly estimate and include stock option forfeitures in compensation expense vesting schedules; and

•	Internal resources necessary to accurately calculate the fair market value of complex stock warrant instruments.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2010, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP.

Since December 31, 2009, we have made progress implementing certain remediation plans to address the material weaknesses described in our 2009 Annual Report. Specifically during the year ended December 31, 2010, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	the initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•

the completion of the first phase of implementation of Microsoft Dynamics AX, our new ERP system including the financials and order-to-cash modules designed to automate and systemize certain internal controls over financial reporting;

•	the standardization of the U.S. chart of accounts of our general ledger across different locations;

•	the implementation of a management system designed to automate and systemize internal control over inventory;

•	the implementation of controls over the purchasing of inventory components;

•	the drafting and implementation of a methodology over the evaluation of inventory reserve requirements and the associated approval of such results;

•	the initiation of an ongoing process to develop policies and procedures over all critical financial reporting and accounting cycles;

•	the implementation of an inventory management system designed to automate and systematize internal control over inventory;

•	the implementation of a whistleblower hotline to report suspicion of unethical or illegal conduct;

•	the implementation of controls with respect to approvals and documentation support for inventory-related purchases;

•	the implementation of segregation of duties with respect to the purchasing of inventory, physical custody of assets, and inventory counts; and

•	the implementation of an approval/authority matrix to align roles and key processes supporting financial reporting objectives.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1.            Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008.

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

LIGHTING SCIENCE GROUP CORPORATION

April 1, 2011	By:	/S/ RICHARD WEINBERG
Richard Weinberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/S/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/S/ RICHARD WEINBERG Richard Weinberg	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2011

/S/ GREGORY T. KAISER Gregory T. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2011

/S/ CHARLES DARNELL Charles Darnell	Vice Chairman and Director	April 1, 2011

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Vice Chairman and Director	April 1, 2011

/S/ ROBERT E. BACHMAN Robert E. Bachman	Director	April 1, 2011

/S/ DAVID BELL David Bell	Director	April 1, 2011

/S/ MICHAEL W. KEMPNER Michael W. Kempner	Director	April 1, 2011

/S/ T. MICHAEL MOSELEY T. Michael Moseley	Director	April 1, 2011

/S/ LEON WAGNER Leon Wagner	Director	April 1, 2011

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.3	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.4	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.5	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.6	Certificate of Designation of Series D Non-Convertible Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2009, File No. 0-20354, and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.8	Certificate of Designation of Series E Non-Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 29, 2009, File No. 0-20354, and incorporated herein by reference).

4.9	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.11	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

10.1	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.2	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.4	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.10	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 5, 2011, File No. 333-172466, and incorporated herein by reference).

10.11	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.12	Employment Letter, dated April 7, 2010, between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Employment Letter, dated July 14, 2010 but effective as of July 28, 2010, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2010, File No. 0-20354, and incorporated herein by reference).

10.15	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.17	Subscription Agreement, dated as of January 26, 2011, between Lighting Science Group Corporation and each of the Purchasers (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.18	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years ended December 31, 2010, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Orlando, FL

April 1, 2011

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14,489,700	$267,048
Accounts receivable, net of allowance for doubtful accounts	15,722,762	5,020,226
Inventories, net of allowances	23,046,912	8,064,624
Deferred income tax, net	-	682,227
Prepaid expenses	5,239,663	1,220,445
Other current assets	485,236	251,573

Total current assets	58,984,273	15,506,143

Property and equipment, net	7,830,341	3,291,296
Other assets
Intangible assets, net	3,952,927	13,482,736
Goodwill	1,626,482	5,770,245
Other long-term assets	99,340	418,394

Total other assets	5,678,749	19,671,375

Total assets	$72,493,363	$38,468,814

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (includes $0 and $32,846,619 of related party loans in 2010 and 2009, respectively)	$6,075,679	$56,400,173
Current portion of long-term debt	93,193	110,322
Accounts payable	37,236,525	7,496,633
Accrued expenses	4,267,944	6,190,129
Unearned revenue	132,010	12,631

Total current liabilities	47,805,351	70,209,888

Long-term debt, less current portion	6,501	117,447
Deferred income tax	-	1,805,334

Total other liabilities	6,501	1,922,781

Total liabilities	47,811,852	72,132,669

Commitments and contingencies
6% Redeemable, Convertible Preferred Stock, $.001 par value, authorized 2,656,250 shares, issued and outstanding 196,902 shares in 2009. Liquidation value of $630,086 in 2009.	-	585,549

Stockholders’ equity (deficit):
Series B Preferred Stock, $.001 par value, authorized, issued and outstanding 2,000,000 shares in 2009. Liquidation value $17,127,642 in 2009.	-	2,000
Series C Preferred Stock, $.001 par value, authorized, issued and outstanding 251,739 shares in 2009. Liquidation value $3,476,066 in 2009.	-	252
Common stock, $.001 par value, authorized 400,000,000 shares, issued and outstanding 125,595,418 and 29,873,846 shares in 2010 and 2009, respectively.	125,595	29,874
Additional paid-in-capital	471,255,918	116,447,080
Accumulated deficit	(443,141,591)	(148,002,652)
Accumulated other comprehensive loss	(3,558,411)	(2,725,958)

Total stockholders’ equity (deficit)	24,681,511	(34,249,404)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$72,493,363	$38,468,814

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2010	2009	2008

Revenue	$53,169,013	$31,376,816	$20,758,593
Cost of goods sold	59,021,851	24,754,819	16,688,600

Gross margin (deficit)	(5,852,838)	6,621,997	4,069,993

Operating expenses:
Sales and marketing (includes related party expenses of $379,000 for 2010)	11,107,379	7,200,323	5,847,833
Operations	4,834,592	8,165,066	6,453,867
Research and development	10,246,511	6,600,352	7,332,296
General and administrative (includes related party expenses of $1.1 million for 2010 and $400,000 for 2008)	17,753,656	20,753,513	23,224,561
Restructuring expenses	1,101,992	1,111,189	-
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133
Depreciation and amortization	2,867,866	5,327,033	4,354,028

Total operating expenses	59,460,646	49,157,476	100,322,718

Loss from operations	(65,313,484)	(42,535,479)	(96,252,725)

Other income (expense):
Interest income	3,450	1,104	188,460
Interest expense	(616,545)	(2,378,544)	(1,365,295)
Related party interest expense	(2,884,511)	(3,680,149)	(60,151)
(Increase) decrease in fair value of liabilities under derivative contracts	(150,557,529)	2,731	415,628
Dividends on preferred stock	(3,534,795)	(37,356)	(533)
Accretion of preferred stock	(73,077,280)	(126,017)	(94,607)
Other income (expense), net	(281,352)	203,781	(1,740)

Total other expense	(230,948,562)	(6,014,450)	(918,238)

Loss before income tax benefit	(296,262,046)	(48,549,929)	(97,170,963)

Income tax benefit	(1,123,107)	(413,002)	(2,207,507)

Net loss	(295,138,939)	(48,136,927)	(94,963,456)

Dividend requirements
6% return on Series B Preferred Stock	784,142	1,217,642	-
8% return on Series C Preferred Stock	213,610	266,400	-

Net loss attributable to common stock	$(296,136,691)	$(49,620,969)	$(94,963,456)

Basic and diluted net loss per weighted average common share	$(6.69)	$(1.69)	$(3.55)

Basic and diluted weighted average number of common shares outstanding	44,274,077	29,352,585	26,781,431

Net loss	$(295,138,939)	$(48,136,927)	$(94,963,456)

Foreign currency translation loss	(912,296)	(849,695)	(1,886,544)

Comprehensive loss	$(296,051,235)	$ (48,986,622)	$ (96,850,000)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2007	2,000,000	$2,000	-	$-	21,958,482	$21,959	$71,056,282	$(4,902,269)	$10,281	$66,188,253
Sale of common stock to related party	-	-	-	-	2,083,333	2,083	9,997,917	-	-	10,000,000
Common stock issued for acquisition of Lighting Science Group BV	-	-	-	-	4,632,000	4,632	22,228,968	-	-	22,233,600
Preferred stock issued for payment of operating expenses	-	-	251,739	252	-	-	3,209,414	-	-	3,209,666
Stock based compensation expense	-	-	-	-	62,500	63	2,712,624	-	-	2,712,687
Fair value of warrants issued in connection with debt guaranty	-	-	-	-	-	-	1,476,464	-	-	1,476,464
Common stock issued upon exercise of warrants	-	-	-	-	101,391	101	693,425	-	-	693,526
Director and other compensation paid in common stock	-	-	-	-	138,191	138	639,862	-	-	640,000
Fair value of derivatives exercised or converted	-	-	-	-	10,000	10	492,447	-	-	492,457
Repurchase of common stock pursuant to reverse stock split	-	-	-	-	-	-	(1,796)	-	-	(1,796)
Net loss	-	-	-	-	-	-	-	(94,963,456)	-	(94,963,456)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(1,886,544)	(1,886,544)

Balance December 31, 2008	2,000,000	$2,000	251,739	$252	28,985,897	$28,986	$112,505,607	$(99,865,725)	$(1,876,263)	$10,794,857
Director compensation paid in common stock	-	-		-	817,341	817	559,183	-	-	560,000
Stock based compensation expense	-	-	-	-	62,500	63	3,376,319	-	-	3,376,382
Stock issued per 2008 Employee Stock Purchase Plan	-	-	-	-	8,108	8	5,971	-	-	5,979
Net loss	-	-	-	-	-	-	-	(48,136,927)	-	(48,136,927)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(849,695)	(849,695)

Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$(148,002,652)	$(2,725,958)	$(34,249,404)
Director compensation paid in common stock	-	-	-	-	807,070	807	785,016	-	-	785,823
Stock issued for settlement of service fees	-	-	-	-	66,000	67	144,311	-	-	144,378
Stock based compensation expense	-	-	-	-	-	-	3,837,757	-	-	3,837,757
Stock issued for vested restricted stock	-	-	-	-	237,498	237	(237)	-	-	-
Stock issued per 2008 Employee Stock Purchase Plan	-	-	-	-	6,047	6	10,387	-	-	10,393
Stock issued per exercise of stock options	-	-	-	-	358,165	358	351,806	-	-	352,164
Sale of common stock per Purchase Agreement	-	-	-	-	15,625,000	15,625	24,984,375	-	-	25,000,000
Exchange of Series B Preferred Stock, Series C Preferred Stock and Series E Units for common stock	(2,000,000)	(2,000)	(251,739)	(252)	32,612,249	32,612	49,718,433	-	-	49,748,793
Exchange of Series C Warrants for common stock	-	-	-	-	1,937,420	1,937	(1,937)	-	-	-
Exchange of Series D Preferred Stock for common stock	-	-	-	-	44,072,123	44,072	88,790,464	-	-	88,834,536
Reclassification of Series D Warrants to equity	-	-	-	-	-	-	186,188,463	-	-	186,188,463
Net loss	-	-	-	-	-	-	-	(295,138,939)	-	(295,138,939)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(832,453)	(832,453)

Balance December 31, 2010	-	$-	-	$-	125,595,418	$125,595	$471,255,918	$ (443,141,591)	$(3,558,411)	$24,681,511

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$ (295,138,939)	$ (48,136,927)	$ (94,963,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867,866	5,327,033	4,354,028
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133
Expenses paid by issuance of common stock and warrants	930,202	560,000	5,326,130
Non-cash stock option and restricted stock compensation expense	3,837,757	3,376,382	2,712,687
Accretion of preferred stock redemption value	73,077,280	126,017	94,607
Increase (decrease) in fair value of warrants	150,557,529	2,731	(415,628)
Dividends on preferred stock	3,534,795	-	-
Loss on disposal of assets	1,198,846	143,846	-
Deferred income tax	(1,123,107)	(413,002)	(2,207,507)
Changes in operating assets and liabilities:
Accounts receivable	(10,663,159)	1,613,662	258,754
Inventories	(14,565,642)	4,074,095	320,766
Prepaid expenses	(4,016,820)	297,245	865,179
Other current and long term assets	754,480	(280,854)	-
Accounts payable	29,222,471	1,077,385	1,123,060
Accrued expenses and other liabilities	2,467,808	2,062,131	(373,358)
Unearned revenue	119,379	(989,073)	1,001,704

Net cash used in operating activities	(45,390,604)	(31,159,329)	(28,792,901)

Cash flows from investing activities:
Purchase of property and equipment	(6,651,591)	(1,111,656)	(1,671,303)
Proceeds from sale of property and equipment	54,500	-	-
Acquisition of Lighting Science Group B.V.	-	-	(6,190,000)
Acquisition of Lamina Lighting , Inc.	-	-	(4,763,383)

Net cash used in investing activities	(6,597,091)	(1,111,656)	(12,624,686)

Cash flows from financing activities:
Proceeds from draws on lines of credit and other short-term borrowings	29,545,062	29,550,000	21,073,243
Payment of amounts due under line of credit and other short-term borrowings	(41,250,261)	(31,950,000)	-
Proceeds from issuance of promissory notes	-	35,896,619	-
Payment of amounts due under promissory notes	-	(50,000)	-
Payment of short and long-term debt	(2,101,423)	(1,436,335)	(1,038,709)
Proceeds from issuance of common stock for ESPP and exercise of options	362,557	5,979	-
Redemption of 6% Convertible Preferred Stock	(596,890)	-	-
Payment of 6% Convertible Preferred Stock dividends	(17,116)	(37,889)	-
Proceeds from issuance of manditorily redeemable Series D Preferred Stock	25,379,144	-	-
Proceeds from issuance of manditorily redeemable Series E Preferred Stock	30,000,112	-	-
Proceeds from issuance of common stock per Purchase Agreement	25,000,000	-	-
Repurchase of common stock pursuant to reverse stock split	-	-	(1,796)
Proceeds form exercise of common stock warrants	-	-	693,526
Proceeds from private placement of common stock	-	-	10,000,000

Net cash provided by financing activities	66,321,185	31,978,374	30,726,264

Effect of exchange rate fluctuations on cash	(110,838)	305,121	(453,568)

Net increase in cash and cash equivalents	14,222,652	12,510	(11,144,891)
Cash and cash equivalents balance at beginning of period	267,048	254,538	11,399,429

Cash and cash equivalents balance at end of period	$14,489,700	$267,048	$254,538

Supplemental disclosures:
Interest paid during the period	$565,786	$1,222,439	$468,088
Income taxes paid during the period	$-	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to Series D Units	$40,590,248	$-	$-
Conversion of accrued guaranty fees and interest to Series D Units	$1,694,482	$-	$-
Conversion of Series E Units to common stock	$49,748,792	$-	$-
Conversion of Series D Preferred Stock to common stock	$275,022,999	$-	$-
Value of common stock issued in connection with acquisition of Lighting Science Group BV	$-	$-	$22,233,600

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and it designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturer in Asia.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the respective foreign subsidiary. For Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands based operation, the functional currency is the Euro. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity (deficit) and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2010 and 2009, the Company had $286,000 and $0, respectively, in cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2010, the Company had $14.5 million in cash and cash equivalents held in banks in the United States in excess of the federally insured limits.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2010 and 2009, accounts receivable of the Company are reflected net of an allowance for doubtful accounts of $851,000 and $655,000, respectively.

As of December 31, 2010 and 2009, there were $10.9 million and $1.5 million, respectively of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance.

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. Cost of raw materials is determined using a weighted average method. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, as follows:

Estimated Useful Lives
Leasehold improvements	1-5 years
Office, furniture and equipment	2-5 years
Tooling, production and test equipment	4 years

Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated useful life of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives.

Intangible Assets and Goodwill

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts and approximating the useful lives of the intangible assets acquired.

Intangible assets with estimable useful lives are amortized over their respective useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three to twenty years. Goodwill is not amortized, but instead the Company performs a goodwill impairment analysis, using the two-step method at the end of the Company’s third quarter, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the business, the useful life over which cash flows will occur and the determination of the weighted average cost of capital. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second step is performed.

The second step of the impairment test, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.

The Company completed its annual goodwill impairment test as of September 30, 2010, 2009 and 2008. A test was completed as of June 30, 2010 for the intangible assets and goodwill related to LSGBV due to a triggering event, caused by on-going negative cash flows and other factors. In addition, the Company performed an impairment analysis of the intangible assets related to the acquisition of LED Effects, Inc. (“LED Effects”) as of December 31, 2010 due to the greater than anticipated headcount reductions, a triggering event in the fourth quarter of 2010, associated with the restructuring of the Company’s California based operations, including the closure of the California location and subsequent move of the business to the Company’s Satellite Beach, FL headquarters. As of December 31, 2008, due to changes in circumstances in the fourth quarter of 2008, an additional test was completed for the intangible assets and goodwill related to the acquisitions completed in 2008. Impairment charges related to goodwill and identified intangible assets of $11.5 million, $0 and $53.1 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

Impairment of Long-lived Assets

The Company reviews long-lived assets such as property, equipment and definite lived intangible assets for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. In making these determinations, the Company uses certain assumptions, including but not limited to: (i) estimations of the fair market value of the assets and (ii) estimations of the future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying value of the assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds their fair value.

Derivatives

All derivatives are recorded at fair value on the consolidated balance sheets and changes in the fair value of such derivatives are measured in each period and are reported in other income (expense).

Fair Value of Financial Instruments

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

Revenue Recognition

The Company records revenues when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. We also provide our customers with limited rights of return for non-conforming shipments or product warranty claims.

The Company recognizes revenue on certain long-term, fixed price, custom lighting design projects using the percentage of completion method measured by the ratio of costs incurred in a period to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

For smaller or shorter term custom lighting design projects or projects where estimated total costs cannot be determined, revenue is recognized using the completed contract method and revenue is recognized upon substantial completion and acceptance by the customer of the project. Amounts received as deposits against future completion of completed contract method projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in sales and marketing expenses and totaled $2.1 million, $149,000, and $264,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses. All costs incurred for building of production tooling and molds are capitalized and amortized over the estimated useful life of the tooling set or mold.

Product Warranties

The Company provides a limited warranty covering defective materials and workmanship. The Company generally provides a five year warranty on its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes warranty provision activity during the years ended December 31, 2010 and 2009:

Warranty provision at December 31, 2008	$302,173
Additions to provision	628,000
Less warranty costs	(486,186)

Warranty provision at December 31, 2009	443,987
Additions to provision	749,327
Less warranty costs	(582,426)

Warranty provision at December 31, 2010	$610,888

Share Based Compensation

As of December 31, 2010, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

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

Valuation Allowance — Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company increased its valuation allowance in 2010 and believes the increase is appropriate based on its pre-tax losses in the past several years and accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period in which such a determination was made.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The incremental shares from the assumed conversion of the Company’s potential common stock, such as stock options and have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

Advertising

Advertising costs, included in sales and marketing expenses, are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $548,000, $564,000 and $583,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ deficit.

New Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of any of these pronouncements has had or will have a material impact on the Company’s consolidated financial condition or the results of its operations or cash flows.

NOTE 3: LIQUIDITY

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since 2007. The Company’s anticipated growth is expected to significantly increase its working capital needs during 2011, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”) and LSGC Holdings, LLC (“LSGC Holdings”), which together with its affiliates, is the Company’s controlling stockholder and, to a lesser extent, draws from its lines of credit with Bank of Montreal (“BMO”), ABN AMRO, IFN Finance, Wells Fargo and other short-term loans.

The Company has historically been dependent on affiliates of Pegasus Capital for its liquidity needs because other sources of liquidity have been insufficient or unavailable to meet its anticipated working capital needs. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. As of December 31, 2010, the Company had cash and cash equivalents of approximately $14.5 million.

On September 30, 2010, the Company entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings, and LED Holdings, LLC (“LED Holding”). Pursuant to the Recapitalization Agreement, LSGC Holdings purchased $25.0 million of the Company’s common stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the Company (the “Recapitalization”).

On October 4, 2010, the Company terminated its BMO revolving line of credit and the related guaranty agreement pursuant to the terms of the Recapitalization Agreement. On November 22, 2010, the Company entered into an asset-based lending facility with Wells Fargo that provides it with borrowing capacity of up to a maximum of $15.0 million, up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash. As of December 31, 2010, the Company had approximately $4.7 million outstanding under this facility and additional borrowing capacity of approximately $9.5 million.

LSGBV has also negotiated short and long term debt facilities with ABN AMRO and a working capital facility with IFN Finance B.V. As of December 31, 2010, the ABN AMRO facility had a maximum availability of €200,000 and on December 31, 2010, the total amount outstanding under the ABN AMRO facilities was €171,000, or $226,000. The IFN Finance facility is an asset based facility with a maximum line of credit of €1.5 million and availability is based on 82% of LSGBV’s eligible trade receivable invoices. As of December 31, 2010, the total amount outstanding under the IFN Finance facility was €873,000, or $1.2 million. Both of these facilities are due on demand.

The Company may need to raise additional capital through the issuance of equity, equity-related or debt securities or through obtaining additional credit through financial institutions. The Company cannot be certain that these additional funds will be available on terms satisfactory to it or at all. In January 2011, the Company received approximately $18.0 million from a private placement led by its affiliates, including Pegasus Capital and two of its directors, and expects to receive $7.0 million in life insurance proceeds during 2011 from a key-man life insurance policy issued on Zachary Gibler, the Company’s former Chairman and Chief Executive Officer. The Company filed a registration statement on February 10, 2011 relating to a proposed underwritten public offering of up to $150.0 million of its common stock, but such offering remains subject to a number of conditions. Upon receipt of the proceeds from such life insurance policy and the anticipated offering, the Company believes it will be able to fund its operations for the next 12 months.

The Company also received a commitment from Pegasus IV to fund its cash flow needs as it has done in the past, through March 31, 2012.

NOTE 4: FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable, note and accounts payable, amounts due under lines of credit, promissory notes, including convertible notes, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value.

The fair value of the LSGBV assets and the associated goodwill was estimated using the discounted cash flow method, which was based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a discount rate of 17%. Amortizable intangible assets related to the acquisition of LSGBV were written down to their estimated fair values as of June 30, 2010 and certain amortizable intangible assets related to the acquisition of LED Effects were written down to their estimated fair value as of December 31, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill.

The fair value of the interest rate swap (used for non-speculative purposes) was based on observable yield curves and was included in accrued expenses.

The Company has applied liability accounting to the Series D and Series E Warrants (defined in Note 10) for 2010 and these warrants were recorded at fair value using the Monte Carlo valuation method and were valued on a recurring basis for the year ended December 31, 2010. The Company has also applied liability accounting to the warrants issued to certain directors and officers of a predecessor company for 2009. These warrants were recorded at fair value using the Black Scholes valuation method and were valued on a recurring basis for the years ended December 31, 2010 and 2009. Both the Monte Carlo valuation method and the Black Scholes valuation method used Level 3 inputs in valuing these instruments.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2010, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Intangible assets	$-	$-	$822,958
Goodwill	-	-	-

	$-	$-	$822,958

The Company had no financial assets or liabilities as of December 31, 2010 that were accounted for at fair value on a recurring basis.

The following table is a reconciliation of the beginning and ending balances for assets that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2010:

Derivative Financial Instruments

Beginning balance	$1
Realized and unrealized gains included in net loss	150,557,529
Realized and unrealized losses included in other comprehensive loss	-
Purchases, sale, issuances and settlements	73,123,016
Transfers in or out of Level 3	(223,680,546)

Ending balance	$-

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Interest rate swap	$-	$21,745	$-

	$-	$21,745	$-

Liabilities (Recurring):
Liabilities under derivative contracts	$-	$-	$1

	$-	$-	$1

The Company had no financial assets or liabilities as of December 31, 2009 that were accounted for at fair value on a non-recurring basis.

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	As of December 31,
	2010	2009

Raw materials and components	$21,749,105	$13,082,060
Work-in-process	761,171	331,417
Finished lighting products	4,875,301	2,493,750
Less reserve for obsolescence	(4,338,665)	(7,842,603)

Total inventory	$23,046,912	$8,064,624

On a quarterly basis, the Company performs a review of its inventory for estimated obsolescence or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded a provision for obsolescence of $1.5 million for the year ended December 31, 2010, with the expense included in cost of goods sold. $898,000 of the provision for obsolescence in 2010 was driven by restructuring activities for both the European operations and the operations previously based in California related to the discontinuation of certain products previously produced exclusively in these locations.

Due to the early developmental stage of the applicable products and the Company’s focus on research and development during these periods, the Company recorded provisions for obsolescence in research and development for the years ended December 31, 2009 and 2008, of $4.8 million and $4.5 million, respectively.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2010	2009

Leasehold improvements	$500,244	$2,727,334
Office, furniture and equipment	3,906,000	4,495,919
Tooling, production and test equipment	7,334,068	5,959,658
Construction-in-process	997,112	-

Total property and equipment	12,737,424	13,182,911
Accumulated depreciation	(4,907,083)	(9,891,615)

Total property and equipment, net	$7,830,341	$3,291,296

Depreciation expense was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets with estimable useful lives are amortized over their respective useful lives. The intangible assets, their original fair values, adjusted for impairment charges, and their ranges of estimated useful lives are detailed below as of December 31, 2010 and 2009:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
December 31, 2010:
Technology and intellectual property	$3,849,156	$(2,067,991)	$1,781,165	1.7 to 13.4 years
Trademarks	1,070,483	(407,517)	662,966	2.3 to 17.6 years
Customer relationships	3,460,132	(1,999,859)	1,460,273	1.3 to 11.5 years
License agreements	2,077,668	(2,029,145)	48,523	7.3 years

	$10,457,439	$(6,504,512)	$3,952,927

Goodwill	$1,626,482	$-	$1,626,482

December 31, 2009:
Technology and intellectual property	$5,152,229	$(2,574,421)	$2,577,808	0.5 to 14.5 years
Trademarks	1,566,910	(311,428)	1,255,482	3.5 to 18.5 years
Customer relationships	6,049,000	(1,525,729)	4,523,271	2.5 to 12.5 years
License agreements	7,642,500	(2,516,325)	5,126,175	8.5 years

	$20,410,639	$(6,927,903)	$13,482,736

Goodwill	$5,770,245	$-	$5,770,245

Total intangible asset amortization expense was $1.5 million, $4.0 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2009 were as follows:

Balance as of December 31, 2008	$6,799,962
Goodwill acquired during the year	-
Impairment charges	-
Currency translation adjustments	(1,029,717)

Balance as of December 31, 2009	5,770,245
Goodwill acquired during the year	-
Impairment charges	(3,529,609)
Currency translation adjustments	(614,154)

Balance as of December 31, 2010	$1,626,482

Impairment of Goodwill and Intangible Assets

Because of LSGBV’s on-going negative cash flows and other factors, as of June 30, 2010, the Company performed an impairment analysis of LSGBV’s assets to determine whether any goodwill or intangible assets were impaired. The fair value of the LSGBV assets and the associated goodwill were estimated using the discounted cash flow and income approaches, which were based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a 17% discount rate. Amortizable intangible assets with carrying values were tested to determine their recoverability by comparing the future undiscounted cash flows expected to be generated by such assets (or asset groups),to their carrying values. Because the carrying values exceeded their undiscounted cash flows, such assets were written down to their estimated fair values as of June 30, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations was that an impairment charge totaling $10.5 million was recorded as of June 30, 2010.

The Company performed an impairment analysis of the intangible assets related to the acquisition of LED Effects as of December 31, 2010, due to the greater than anticipated headcount reductions, a triggering event in the fourth quarter of 2010, associated with the restructuring of the Company’s California based operations, including the closure of the California location and subsequent move of the business to the Company’s Satellite Beach, FL headquarters. This review included an assessment of the current use of these intangible assets and the estimated useful lives. The result of this assessment was that an impairment charge of $1.1 million was recorded as of December 31, 2010.

The following table summarizes the total impairment charges recorded by the Company in 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500
Trademarks acquired on the acquisition of LED Effects	533,975
Customer relationships acquired on the acquisition of LED Effects	559,666

Total impairment charge	$11,548,650

Because of the significant decline in the Company’s stock price during the fourth quarter of 2008, the Company tested its goodwill for impairment and its intangible assets for recoverability as of December 31, 2008. For goodwill, the fair value of the Company’s operations and the associated goodwill was estimated using the discounted cash flow method, which is based on the future expected cash flows to be generated by the reporting units, discounted to their present values, using discount rates ranging from 17.5% to 25.0%. Amortizable intangible assets, with carrying values were tested to determine their recoverability by comparing the future undiscounted cash flows expected to be generated by such assets to their carrying values. Because the carrying values exceeded their undiscounted cash flows, such assets were written down to their estimated fair values as of December 31, 2008. The estimated fair values were determined under various methodologies under the income approach of valuation, using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations were that a material impairment charge totaling $53.1 million was recorded as of December 31, 2008.

The following table summarizes the total impairment charges recorded by the Company in 2008:

Goodwill arising on the acquisition of Lighting Science Group Corp	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group Corp	2,419,984
Goodwill arising on the acquisition of LSGBV	6,159,000
Trademarks acquired on the acquisition of LSGBV	796,741
Technology and patents acquired on the acquisition of LSGBV	322,856
Customer relationships acquired on the acquisition of LSGBV	806,000

Total impairment charge	$53,110,133

No impairments to goodwill were recorded at September 30, 2010, 2009 or 2008, as a result of the Company’s annual testing in accordance with its accounting policy for goodwill.

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2011	844,643
2012	756,536
2013	686,667
2014	673,757
2015	155,098
Thereafter	836,098

3,952,799

NOTE 8: SHORT-TERM DEBT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of December 31,
Facility	2010	2009

ABN AMRO Bank, revolving line of credit	$226,421	$-

Wells Fargo, revolving line of credit	4,691,852	-

IFN Finance, working capital line	1,157,406	1,132,229

ABN AMRO term note payable	-	1,791,525

Bank of Montreal, demand line of credit	-	15,600,000

Convertible notes issued to related parties	-	32,846,619

Convertible note issued to Philips Electronics	-	5,000,000

Other	-	29,800

	$6,075,679	$56,400,173

ABN AMRO Bank

As of December 31, 2010, the ABN AMRO revolving line of credit had a maximum liability of €200,000 and the interest rate on the facility was 7.5% and 6.90% as of December 31, 2010 and 2009, respectively. The ABN AMRO revolving line of credit is payable on demand. ABN AMRO has a senior security interest in the inventory, property and equipment of LSGBV. The ABN AMRO term note payable matured on December 15, 2010.

IFN Finance

As of December 31, 2010, the maximum line of credit on the IFN Finance facility was €1.5 million and availability is based on 82% of the value of trade receivable invoices and as of December 31, 2010 there were $1.8 million of accounts receivable pledged as collateral. Interest is payable monthly on this facility and the interest rate was 7.15% as of both December 31, 2010 and 2009. The IFN Finance facility is payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

On November 30, 2010, the Company executed an asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”) that provides borrowing capacity of up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of December 31, 2010 qualified collateral included $9.1 million of accounts receivable, $2.3 million of inventory and $10.0 million of qualified cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of (1) the daily three month LIBOR rate; plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual interest rate was equal to 3.9% as of December 31, 2010.

The Company is required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans may be prepaid without penalty or premium, except that the Company is required to pay a termination fee ranging from $75,000 to $300,000 (depending on the date of termination) if the facility is terminated by the Company prior to the scheduled maturity date of November 22, 2013 or by Wells Fargo during a default period.

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guarantee indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions; and enter into transactions with affiliates. The Company is also required to maintain minimum excess borrowing availability of $4.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $6.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Company was compliant with all covenants under the Wells Fargo ABL as of December 31, 2010. At December 31, 2010, the Company had additional borrowing capacity under the Wells Fargo ABL of $9.5 million. The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions.

Bank of Montreal

The BMO revolving line of credit and the related guaranty agreement was terminated on October 4, 2010. The loan agreement required monthly payments of interest only and interest was calculated on the outstanding balance at the greater of prime plus 0.50% per annum and 7.25% per annum (7.25% as of December 31, 2009). The BMO loan was scheduled to mature on written demand by BMO, but in no event later than April 19, 2011. Any outstanding balance under the Loan Agreement was payable on written demand by BMO, provided that the Company would have 14 business days to make any such payment. The Loan Agreement was not secured by any assets of the Company, but was guaranteed by Pegasus IV. During the years ended December 31, 2010, 2009 and 2008, the Company recorded guaranty and transaction fee expenses of $906,000, $1.9 million and $669,000, respectively, related to the guaranty of the BMO facility by Pegasus IV. As of December 31, 2010 and 2009, the Company had accrued total guaranty fees payable to Pegasus IV of $0 and $748,000, respectively, related to the BMO facility, which amounts were included in interest expense.

Related Party

As of December 31, 2009, the Company had an outstanding unsecured convertible note to Pegasus IV for $32.8 million with interest accruing at the rate of 14.00% per annum. In conjunction with the Company’s consummation of a rights offering on March 3, 2010, $35.2 million of principal and interest on the Pegasus Convertible Note automatically converted into 35,017,667 Series D Units (defined in Note 9).

Philips Electronics

On August 27, 2009, the Company entered into an unsecured Convertible Note Agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips Electronics”) pursuant to which the Company borrowed $5.0 million. As of December 31, 2009, the balance of the Philips Convertible Note was $5.0 million with interest accruing at the rate of 14.0% per annum. In conjunction with the Company’s consummation of a rights offering on March 3, 2010, $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units (defined in Note 9).

NOTE 9: CONVERTIBLE NOTE ISSUANCES

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

On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and the Company entered into the New Pegasus Convertible Note with Pegasus IV in the principal amount of $32.8 million, which represented the outstanding principal and accrued interest on the Original Pegasus Convertible Note as of August 27, 2009. Interest on the New Pegasus Convertible Note accrued at the rate of 14% per annum. The outstanding principal and interest was scheduled to become due upon the earlier of: (a) July 31, 2010 and (b) the date of the consummation of the Company’s rights offering. Pursuant to the New Pegasus Convertible Note, the Company agreed to use commercially reasonable efforts to conduct the rights offering as soon as reasonably practical. The New Pegasus Convertible Note also granted Pegasus IV the right to acquire any units not otherwise subscribed for pursuant to the terms of the rights offering (the “Standby Purchase Option”).

On March 3, 2010, the Company consummated the rights offering and approximately $35.2 million of principal and accrued interest on the New Pegasus Convertible Note automatically converted into 35,017,667 Series D Units. Each Series D Unit consisted of one share of Series D Non-Convertible Preferred Stock (“Series D Preferred Stock”) and a warrant (the “Series D Warrant”) to purchase one share of the Company’s common stock.

Philips Electronics

On August 27, 2009, the Company entered into the Philips Convertible Note with Philips pursuant to which the Company borrowed $5.0 million. Interest on the outstanding principal balance under the Philips Convertible Note accrued at the rate of 14% per annum. All principal and interest on the Philips Convertible Note was scheduled to become due on the earliest of the following three dates (such date, the “Maturity Date”): (a) July 31, 2010, (b) the date of the consummation of the Company’s rights offering or (c) the first business day immediately following the date on which the Company notified Philips that Pegasus IV had voluntarily converted the outstanding principal and interest under the New Pegasus

Convertible Note. As a result of the Company’s consummation of the rights offering on March 3, 2010, approximately $5.4 million of principal and accrued interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units.

NOTE 10: SERIES D AND SERIES E PREFERRED UNITS

Series D Units and Series D Preferred Stock

On March 3, 2010, the Company consummated a rights offering and $35.2 million of principal and interest on the New Pegasus Convertible Note and $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 35,017,667 Series D Units and 5,330,482 Series D Units, respectively. On March 5, 2010, the Company received $303,000 from the sale of 301,268 Series D Units. On April 19, 2010, Pegasus IV and certain assignees of Pegasus IV purchased 24,966,925 Series D Units pursuant to the Standby Purchase Option, resulting in the Company’s receipt of $25.4 million in gross proceeds in connection with the closing of the rights offering and the exercise of the Standby Purchase Option. On April 20, 2010, the Company issued 1,555,860 Series D Units to Pegasus IV in satisfaction of its guaranty fee of $1.6 million relating to the BMO line of credit. On July 9, 2010, in conjunction with an amendment to the BMO line of credit and in accordance with the Company’s guaranty agreement with Pegasus IV, the Company issued Pegasus IV 88,102 Series D Units in satisfaction of its guaranty fee of $89,000.

The Series D Preferred Stock was recorded at issuance at the proceeds net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was recorded as a liability because it was mandatorily redeemable. The accretion for the Series D Preferred Stock was $49.0 million for the year ended December 31, 2010, as the full amount of the accretion was recognized prior to converting the Series D Preferred Stock into common stock under the terms of the Recapitalization Agreement (defined in Note 10).

Series D Warrants

Each Series D Warrant comprising part of the Series D Units evidenced the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share of common stock except the Series D Warrants comprising the Series D Units issued to Philips, which had an exercise price of $12.00 per share. As of December 21, 2010, the Company entered into a Warrant Agreement, which effectively amended the terms of the outstanding Series D Warrant. Pursuant to the Warrant Agreement, the exercise price of the Series D Warrants was reduced from $6.00 to between $5.90 and $5.92 per share of common stock (depending on the date of issuance) except the Series D Warrants issued to Philips, which adjusted from $12.00 to $11.90 per share of common stock., This reduction corresponded to the amount of such holders’ accrued Exercise Price Accrual. Each Series D Warrant expires on the twelfth anniversary of the date of issuance.

Each Series D Warrant holder also agreed to receive a credit for their benefit, which equaled the total unaccrued Annual Dividend (as defined in the Series D Certificate) of each share of Series D Preferred Stock that would have accrued following September 30, 2010, the date of the Recapitalization Agreement (defined in Note 10), through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). Pursuant to the Warrant Agreement, each Series D Warrant holder received an Accrual Credit for each share of common stock into which such warrant is exercisable. The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants upon the earlier of: (i) the passage of eight years from the date of issuance of each Series D Warrant or (ii) a Liquidation Event of the Company (as defined in the Warrant Agreement). The Accrual Credit will remain credited to the account of each Series D Warrant holder until used or until the date that such warrants are no longer exercisable in accordance with their terms. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a change of control or the eighth anniversary of their issuance, would be between $1.02 to $1.05 per share of common stock, (depending on the date of issuance of the related shares of Series D Preferred Stock) except in the case of the Series D Warrants of Philips, whose effective exercise price would decrease to approximately $7.05 per share of common stock.

Upon issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” due to a down round provision contained in the warrants and the Series D Warrants were recorded as a liability at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. Pursuant to the terms of the Warrant Agreement, the Series D Warrants were amended to omit the down round provision, which had originally resulted in the Series D Warrants being recorded as liabilities. As of December 21, 2010, the effective date of the Warrant Agreement, the Series D Warrants were adjusted to fair value using the Monte Carlo valuation method and then reclassified to additional paid-in capital. The change in fair value for the year ended December 31, 2010 related to the Series D Warrants is an increase of $155.5 million. The change is recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value for the year ended December 31, 2010 was due primarily to the fluctuations in the price of the Company’s common stock.

Series E Units and Series E Preferred Stock

On June 23, 2010, the Company entered into the Subscription Agreement with Pegasus IV, pursuant to which it sold Pegasus IV 235,295 Series E Units at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit consisted of: (a) one share of the Company’s newly designated Series E Preferred Stock (“Series E preferred Stock”) and (b) a warrant (the “Series E Warrant”) representing the right to purchase 50 shares of the Company’s common stock, par value $0.001 per share at a price per share of $7.00, subject to adjustment. Pursuant to the Subscription Agreement, the Company agreed to apply a portion of the proceeds to repay all amounts outstanding under the Company’s line of credit with the BMO. The Series E Preferred Stock was required to be redeemed on the eighth anniversary of the date of issuance or upon the Company’s earlier liquidation, dissolution or change of control.

The Series E Preferred Stock was recorded at issuance at the proceeds net of the fair value of the Series E Warrants, which was determined using the Monte Carlo valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the expected term of the Series E Preferred Stock. The Series E Preferred Stock was recorded as a liability because it was mandatorily redeemable. The accretion for the Series E Preferred Stock was $24.1 million for the year ended December 31, 2010, as the full amount of the accretion was recognized prior to converting the Series E Preferred Stock into common stock under the terms of the Recapitalization Agreement (defined in Note 10). On September 30, 2010, pursuant to the Recapitalization Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and its Series E Warrant for shares of common stock.

Each share of Series E Preferred Stock underlying the Series E Units was entitled to an annual cumulative dividend of 13.454%, subject to adjustment, which compounded annually on the anniversary of the date of issuance.

Series E Warrants

Each Series E Unit was also comprised of a Series E Warrant representing the right to purchase 50 shares of the Company’s common stock. Each such Series E Warrant had an exercise price of $7.00 per share of common stock. Each Series E Warrant was scheduled to expire on the twelfth anniversary of the date of issuance. The Series E Warrants were considered a derivative financial instrument under the same guidance and due to the same down round provision as the Series D Warrants and were recorded as a liability at fair value using the Monte Carlo valuation method upon issuance. The change in fair value for the year ended December 31, 2010 related to the Series E Warrants was a decrease of $5.0 million. The change was recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value for the year ended December 31, 2010 was due primarily to fluctuations in the price of the Company’s common stock.

The following table sets forth the allocation of the proceeds on the Series D and Series E Units between the fair market value of the warrants and the redeemable preferred shares:

	Total Proceeds	Fair Market Value of Warrants	Preferred Stock
Series D Units:
March 3, 2010	$40,893,316	$27,644,882	$13,248,434
April 18, 2010	26,681,922	21,236,793	5,445,129
July 9, 2010	88,630	178,898	-

Total Series D Units	$67,663,868	$49,060,573	$18,693,563

Series E Units:
June 23, 2010	$30,000,112	$24,062,443	$5,937,669

NOTE 11: STOCKHOLDERS’ EQUITY AND RECAPITALIZATION AGREEMENT

On September 30, 2010, the Company entered into the Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Recapitalization Agreement on September 30, 2010, LSGC Holdings purchased 12,500,000 shares of common stock at a price per share of $1.60, for an aggregate purchase price of $20.0 million. On October 5, 2010, LSGC Holdings exercised its option to purchase an additional 3,125,000 shares of common stock at a price per share of $1.60, for an aggregate purchase price of $5.0 million. In total, the Company issued 15,625,000 shares of common stock to LSGC Holdings for an aggregate purchase price of $25.0 million.

In conjunction with the Recapitalization, Pegasus IV, LED Holdings and an unrelated holder exchanged all of their respective shares of Series B Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock (the “Series C Preferred Stock”), Series E Preferred Stock, and the Series E Warrant for 32,612,249 shares of common stock. The holders of the Series C Preferred Stock held warrants (“Series C Warrants”) to purchase a total of 3,776,078 shares of common stock. These warrants were exercisable only following the dissolution, winding-up or change of control of the Company or the repurchase or other acquisition by the Company of all of the Series C Preferred Stock. These warrants had an exercise price of $0.85 per share and a term of five years. On September 30, 2010 and in conjunction with the Recapitalization Agreement, the holders of all of the Series C Warrants exercised such warrants, in accordance with their terms, on a cashless basis for 1,937,420 shares of common stock.

On September 30, 2010 and in conjunction with the Recapitalization Agreement, the Board of Directors of the Company approved, and recommended to the stockholders for approval, a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) that amended the Certificate of Designation (the “Series D Certificate”) concerning the Company’s Series D Preferred Stock to provide for the automatic conversion of all shares of Series D Preferred Stock into common stock upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. Pegasus IV, as holder of the majority of the Series D Preferred Stock, and, together with LSGC Holdings, the majority holders of the voting power of the Company, approved the Certificate of Amendment. The Company filed the Certificate of Amendment on December 21, 2010. After the Certificate of Amendment was effective, holders of Series D Preferred Stock received between 0.64 to 0.66 shares of common stock for each share of Series D Preferred Stock they held (dependent upon the date of issuance of their Series D Preferred Stock) for a total of 44,072,123 shares of common stock.

As of September 30, 2010, pursuant to the terms of the Recapitalization Agreement, the exercise price of certain outstanding warrants adjusted, pursuant to the terms of such warrants, from $6.00 to $1.60 per share of common stock. The number of shares of common stock into which such warrants were exercisable also adjusted, pursuant to the terms of such warrants, from 842,742 to 3,160,281 shares.

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

As of December 31, 2010, 186,528 shares of the 6% Convertible Preferred Stock were redeemed for $597,000. As of December 31, 2010, 10,374 shares of 6% Convertible Preferred Stock were effectively redeemed, but had not been presented for redemption. Upon presentment, the Company will pay $33,000 to redeem these shares and this amount is included in accrued expenses as of December 31, 2010.

Warrants for the Purchase of Common Stock

At December 31, 2010, the Company has the following warrants outstanding for the purchase of common stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in March 2007 Private Placement	Private Placement A Warrants	3,160,281	$1.60	March 9, 2012 through June 29, 2012

Pegasus IV	Guaranty of BMO line of credit	942,857	$7.00	July 25, 2013

Line of Credit Guarantors	Financing guarantees	121,375	$6.00	September 22, 2011 through March 31, 2012

Icurie	Marketing agreement	6,250	$6.40	September 13, 2011

Investors in Series D Preferred Stock	Series D Warrants	61,929,821	$6.00	March 3, 2022 through April 19, 2022

Phillips Electronics	Series D Warrants	5,330,482	$12.00	March 3, 2022

		71,491,066

As of December 31, 2010, all warrants shown in the table above are fully vested.

On February 9, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”), effective as of February 4, 2011, with LSGC Holdings pursuant to which, the Company agreed to issue 54,500,000 shares of common stock in exchange for its Series D Warrant to purchase 60,758,777 shares of common stock and its warrant to purchase 942,857 shares of common stock, which was previously issued in connection with the original guaranty of the Company’s line of credit with BMO.

NOTE 12: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Capital. In addition, the Company agreed to pay $187,500 for the next four calendar quarters and $125,000 for each of the four calendar quarters thereafter in exchange for these support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 88.0% of the Company’s common stock as of December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded $1.7 million, $4.7 million and $676,000, respectively, in combined interest expense, guaranty fee expense and transaction fee expense related to Pegasus IV’s promissory notes and guarantee of the BMO facility.

During the year ended December 31, 2010, the Company incurred consulting fees of $379,000 for services provided by MWW Group, which is owned by Michael Kempner, a director of the Company.

In connection with the acquisition of LSGBV in 2008, the Company paid $400,000 to an affiliate of Pegasus Capital for expenses incurred in performing certain due diligence and other activities. These costs have been reflected in the transaction fees associated with the acquisition.

NOTE 13: EQUITY BASED COMPENSATION PLANS

On July 26, 2005, a predecessor company adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, the Company’s Board of Directors amended, restated and renamed the 2005 Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the Board of Directors approved an amendment to the Equity Plan that among other things increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on May 26, 2010. On February 10, 2011, the Board of Directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. The Company’s Board of Directors intends to submit this Equity Plan amendment to the Company’s stockholders at its next annual meeting.

Awards granted under the Amended and Restated Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

Stock Option Awards

The following table summarizes stock option activity as of December 31, 2010 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value

Outstanding as of December 31, 2009	9,356,501	$1.28
Granted	7,356,300	1.37
Exercised	(358,165)	0.98
Forfeited or expired	(3,600,880)	1.19

Outstanding as of December 31, 2010	12,753,756	$1.38	8.35	$24,883,303

Vested or expected to vest as of December 31, 2010	7,537,017	$1.24	7.73	$16,095,853

Exercisable as of December 31, 2010	7,537,017	$1.24	7.73	$16,095,853

The stock option agreements issued on August 21, 2009 and November 18, 2009 contained a clause whereby all nonvested, outstanding options would become fully vested upon the occurrence of a Capitalization Threshold Event. For purposes of these options a “Capitalization Threshold Event” was deemed to have occurred on the first trading day immediately following any sixty consecutive trading day period during which the Company’s market capitalization, including all issued and outstanding common and preferred stock, exceeded $300.0 million. The Capitalization Threshold Event was deemed to have occurred as of December 31, 2010 and 4,531,875 options vested.

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on December 31, 2010 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2010. This value fluctuates with the changes in the price of the Company’s common stock. As of December 31, 2010, there was $5.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.35 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.600 - $1.000	9,864,927	8.36	$1.00	7,152,527	$1.00
$1.010 - $2.000	1,200,000	9.48	$1.33	-	$-
$2.010 - $3.000	405,000	9.45	$2.37	-	$-
$3.010 - $4.000	807,500	9.92	$3.23	-	$-
$4.010 - $10.000	463,829	1.60	$5.37	371,990	$5.37
$10.010 - $17.400	12,500	3.59	$10.80	12,500	$10.80

Total	12,753,756	8.35	$1.38	7,537,017	$1.23

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Weighted average grant date fair value per share of options	$1.00	$0.27	$2.77
Total intrinsic value of options exercised	$659,148	$-	$-

Restricted Stock Awards

In August 2007, a predecessor company entered into a restricted stock agreement with one of its executives under which it may be required to issue up to 250,000 shares of common stock. The restricted stock vested as follows: (i) 25% on award date and (ii) 25% on each anniversary date of the grant. The Company valued the restricted stock grant at $2.7 million, being the value of the shares on the day the agreement was completed. The total cost of the restricted stock grant was recognized in the statement of operations over an estimated period of 2.5 years. In the first quarter of 2009, the executive’s employment with the Company was terminated and the 125,000 unvested shares were forfeited by the executive. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to this restricted stock award of $0, $0 and $386,000, respectively.

In April 2008, the Company issued restricted stock awards to certain of its management staff for a total of 841,250 shares of common stock. The vesting schedule for these restricted stock awards is as follows: (i) 33% of the total awarded shares vest on the first date after the grant date that the Company’s “Recognized Revenue” equals $50 million, (ii) 34% of the awarded shares vest on the first date after the grant date that the Company’s Recognized Revenue is greater than $115 million and (iii) 33% of the awarded shares shall vest on the first day after the grant date that the Company’s Recognized Revenue is greater than $150 million. In any event, all outstanding restricted stock awards will vest on the third anniversary of the grant date. For purposes of the vesting schedule, Recognized Revenue is defined as the cumulative gross revenue generated by (i) sales of products that have been delivered to customers of the Company or one of its subsidiaries, or (ii) licensing of the technology developed by the Company or one of its subsidiaries, since January 1, 2008. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to these restricted stock awards of $(14,000), $1.4 million and $663,000, respectively.

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under the Company’s Equity Plan as of December 31, 2010 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested as of December 31, 2009	722,500	$2.60
Granted	-	-
Vested	(237,498)	2.59
Forfeited	(308,334)	2.51

Nonvested as of December 31, 2010	176,668	$2.77

The fair value of the restricted stock that vested during the years ended December 31, 2010 and 2009 was $1.1 million and $0, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to restricted stock granted under the Equity Plan.

Stock–Based Compensation Valuation and Expense

The Company accounts for its stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock-based awards the Company currently uses the Black-Scholes pricing model. The determination of the fair value of stock-based awards on the date of grant using an option- pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The Company recorded stock option expense of $3.9 million, $3.4 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Stock Option Grants:
Risk-free interest rate	1.33%-2.61%	2.43%-3.52%	1.99%
Expected life, in years	0.12-6.25	10.0	4.0
Expected volatility	63.4%-86.1%	75.0%	75.0%
Expected forfeiture rate	23.0%	0.0%	0.0%
Dividend yield	-	-	-
Calculated fair value per share	$0.29-$2.28	$0.28-$0.35	$2.77

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding derived using the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 as the Company does not believe it has sufficient historical data to support a more detailed assessment of the estimate.

Expected Volatility

The Company estimates expected volatility based on the historical volatility of the Company’s common stock and its peers.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering the Company’s current plans and projections.

NOTE 14: RESTRUCTURING EXPENSES

In August 2010, the Company announced restructuring plans to increase efficiencies across the organization and lower the overall cost structure. These plans included the consolidation of the Company’s research and development and product development operations, including its California operations to the Company’s headquarters in Satellite Beach, FL and the restructuring of the European operations from a development and manufacturing business to a sales and marketing business. These restructuring plans included a reduction in full time headcount in the United States and Europe, which was partially completed by December 2010 and is expected to be completed in the first quarter of 2011. For the year ended December 31, 2010, the Company incurred $1.7 million of severance and termination benefits and rent costs as a result of the closing of the California offices and a reduction in workforce and relocation to smaller offices in the Netherlands. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

In the second quarter of 2009, the Company determined it would consolidate U.S. operations from four locations to two and moved both the Dallas, Texas based headquarters and the New Jersey based light engine business to Satellite Beach. In addition, headcount was reduced for the California business. For the year ended December 31, 2010, the Company incurred $950,000, respectively, of costs related to severance and termination benefits related to these headcount reductions.

A summary of the restructuring and other costs recognized for the years ended December 31, 2010 and 2009 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total

Amounts expected to be incurred	$1,664,062	$764,718	$385,243	$2,814,023

Amounts incurred in:
2009	702,625	408,565	-	1,111,190
2010	961,437	356,153	385,243	1,702,833

Cumulative amount incurred as of December 31, 2010	$1,664,062	$764,718	$385,243	$2,814,023

These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation. The Company expects to incur additional charges during the first quarter of 2011, as a result of additional reduction in full time headcount.

As of December 31, 2010 and 2009, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Total
2009
Charges	$702,625	$408,565	$1,111,190
Payments	(100,027)	-	(100,027)

Accrued liability at December 31, 2009	602,598	408,565	1,011,163
2010
Charges	961,438	356,154	1,317,592
Payments	(1,400,259)	(297,412)	(1,697,671)

Accrued liability at December 31, 2010	$163,777	$467,307	$631,084

The remaining accrual as of December 31, 2010, of $631,084 consists of $497,623, expected to be paid during the year ending December 31, 2011 and $133,461, expected to be paid during the year ending December 31, 2012.

The restructuring and other related charges are included in the line item Restructuring expenses in the consolidated statement of operations.

NOTE 15: INCOME TAXES

The components of the consolidated income tax provision (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Loss before taxes
Domestic	$(280,248,240)	$(41,270,723)	$(92,269,577)
Foreign	(16,013,806)	(7,279,206)	(4,901,386)

Total	$(296,262,046)	$(48,549,929)	$(97,170,963)

Deferred income tax expense (benefit)
Federal	$-	$1,191,588	$(1,264,436)
State	-	-	-
Foreign	(1,123,107)	(1,604,590)	(943,071)

Deferred income tax benefit	$(1,123,107)	$(413,002)	$(2,207,507)

Income tax benefit	$(1,123,107)	$(413,002)	$(2,207,507)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Loss before taxes	$(296,262,046)	$(48,549,929)	$(97,170,963)

Income tax benefit applying United States federal statutory rate of 34%	$(100,729,096)	$(16,506,976)	$(33,038,127)
State taxes, net of federal benefit	(1,862,197)

Permanent differences
Impairment charges	-	-	18,057,445
Accretion of preferred stock	24,846,275	-	-
Preferred stock dividends	1,201,830	-	-
Derivative fair value adjustment	51,189,560	-	-
Qualified stock option expense	754,640	-	-
Other	-	61,791	134,060
Increase in valuation allowance	27,396,343	15,992,522	12,478,941
Change in effective tax rate - United States	(4,138,374)	-	-
Change in effective tax rate - foreign	406,760	-	-
Rate difference between United States federal statutory rate and Netherlands statutory rate	2,241,933	577,652	355,136
Other	(2,430,781)	(537,991)	(194,962)

Income tax expense (benefit)	$(1,123,107)	$(413,002)	$(2,207,507)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
Deferred income tax assets
Net operating loss carryforwards	$62,204,274	$34,994,946
Net operating loss carryforwards recorded by foreign subsidiary	2,565,528	2,496,279
Charitable contribution carryforward	10,348	-
Stock based compensation	1,517,591	2,108,925
Inventories	1,048,025	1,627,452
Accounts receivable	170,472	97,304
Warranty reserve	204,942	-
Accrued vacation	175,629	230,410

Total deferred income tax assets	67,896,809	41,555,316
Less: valuation allowance	(67,896,809)	(40,500,466)

Net deferred tax assets	$-	$1,054,850

Deferred income tax liabilities
Derivatives	$-	$(96,879)
Intangible assets	-	(2,081,078)

Total deferred income tax liabilities	-	(2,177,957)

Net deferred tax liabilities	$-	$(1,123,107)

As of December 31, 2010, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2012	$4,586,864	$-
2016	-	3,869,995
2017	-	4,265,206
2018	13,760,592	4,692,440
2019	2,293,432	-
2020	1,473,066	-
2021	2,769,043	-
2022	1,840,300	-
2023	2,031,270	-
2024	3,353,481	-
2025	2,293,432	-
2026	2,293,432	-
2027	9,937,230	-
2028	33,456,349	-
2029	33,916,313	-
2030	51,300,204

Total	$165,305,008	$12,827,641

At the time of the reverse merger transaction and resulting change in control, the Company had accumulated approximately $75.0 million in loss carryforwards. As a result of the change in control, the Company is limited by Section 382 of the Internal Revenue Code in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These loss carryforwards expire from 2012 through 2030. To the extent the Company is able to utilize available loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense. The valuation allowance increased $28.0 million for the current year.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2010, 2009 and 2008. The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions.

As of December 31, 2010, the Company’s 2007, 2008 and 2009 federal income tax returns are open to examination by the Internal Revenue Service. The Company’s 2008 federal income tax return is currently being examined by the Internal Revenue Service. Additionally, income tax returns filed in the Netherlands for the years 2009 and 2010 are still open to examination by taxing authorities.

NOTE 16: GEOGRAPHIC INFORMATION

For the years ended December 31, 2010, 2009 and 2008, the Company has determined that the United States and the Netherlands were the only regions from which the Company had in excess of 10% of revenue. The following tables set out the total revenue and total assets of the geographical regions:

	Years Ended December 31,
Total Revenues by Geographical Region	2010	2009	2008
United States	$42,223,225	$18,270,531	$10,165,476
The Netherlands	8,843,899	10,428,418	2,623,873
Other	2,101,889	2,677,867	7,969,244

	$53,169,013	$31,376,816	$20,758,593

	As of December 31,
Total Assets by Geographical Region	2010	2009
United States	$64,860,527	$18,977,612
The Netherlands	4,675,136	19,478,340
Other	2,957,700	12,862

	$72,493,363	$38,468,814

NOTE 17: CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 2010, the Company had two customers whose revenue collectively represented 56% of total revenue. For the years ended December 31, 2009 and 2008, the Company had no customers whose revenue was greater than 10 percent of total revenue.

As of December 31, 2010, the Company had two customers whose accounts receivable balance collectively represented 47% of accounts receivables, net of reserves. As of December 31, 2009, the Company had no customers whose accounts receivable balance individually represented 10% or more of accounts receivables, net of reserves.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2010, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2011	$1,272,003
2012	822,976
2013	372,082
2014	343,106
2015	307,695
Thereafter	-

$3,118,862

During the years ended December 31, 2010, 2009 and 2008, the Company incurred rent expense of $1.4 million, $1.5 million and $1.1 million, respectively.

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

NOTE 19: DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). No contributions were made to the 401(k) Plan for the years ended December 31, 2010, 2009 or 2008. As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions.

NOTE 20: SUBSEQUENT EVENTS

On January 13, 2011, the Company issued a Warrant to The Home Depot pursuant to which The Home Depot may purchase up to 5.0 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, if The Home Depot’s gross product orders from the Company, in dollar terms, are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of these warrants will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenues from The Home Depot.

On January 26, 2011, the Company raised $18.0 million in a private placement pursuant to which it issued 5,454,545 shares of common stock to an affiliate of Pegasus Capital, Michael Kempner, Leon Wagner, certain other operating advisors of Pegasus Capital, and certain trusts affiliated with, and business associates of, Mr. Wagner. Mr. Kempner and Mr. Wagner serve on the Company’s Board of Directors.

On February 9, 2011, the Company entered into the Exchange Agreement, effective as of February 4, 2011. with LSGC Holdings pursuant to which the Company agreed to issue 54,500,000 shares of common stock in exchange for its Series D Warrant to purchase 60,758,777 shares of common stock and its warrant to purchase 942,857 shares of common stock, which was previously issued in connection with the original guaranty of the Company’s line of credit with BMO.