Form 10-Q
period 2011-03-31
LIGHTING SCIENCE GROUP CORP
filed 2011-05-16
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 13, 2011, was 194,293,519 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,540,605	$14,489,700
Accounts receivable, net	17,174,867	15,722,762
Inventories, net	44,775,510	23,046,912
Prepaid expenses	7,125,667	5,239,663
Other current assets	594,422	485,236

Total current assets	79,211,071	58,984,273

Property and equipment, net	10,050,737	7,830,341
Intangible assets, net	3,802,469	3,952,927
Goodwill	1,626,482	1,626,482
Other long-term assets	137,506	99,340

Total assets	$94,828,265	$72,493,363

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$9,573,877	$6,075,679
Current portion of long-term debt	77,201	93,193
Accounts payable	50,478,951	37,236,525
Accrued expenses	4,042,793	4,267,944
Unearned revenue	213,180	132,010

Total current liabilities	64,386,002	47,805,351

Long-term debt, less current portion	—	6,501

Total liabilities	64,386,002	47,811,852

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 100,000,000 shares, no shares issued or outstanding as of March 31, 2011 and December 31, 2010
Common stock, $.001 par value, authorized 400,000,000 shares, 186,449,192 and 125,595,418 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	186,449	125,595
Additional paid-in-capital	493,174,404	471,255,918
Accumulated deficit	(459,503,383)	(443,141,591)
Accumulated other comprehensive loss	(3,415,207)	(3,558,411)

Total stockholders’ equity	30,442,263	24,681,511

Total liabilities and stockholders’ equity	$94,828,265	$72,493,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue (net of noncash sales incentives of $1.9 million for 2011)	$21,218,416	$5,433,944
Cost of goods sold	22,737,385	4,311,444

Gross margin (deficit)	(1,518,969)	1,122,500

Operating expenses:
Sales and marketing (includes related party expenses of $103,000 for 2011)	3,404,266	2,013,593
Operations	3,057,477	1,057,595
Research and development	2,133,744	1,697,814
General and administrative (includes related party expenses of $188,000 for 2011 )	5,040,116	3,119,105
Depreciation and amortization	815,113	882,368

Total operating expenses	14,450,716	8,770,475

Loss from operations	(15,969,685)	(7,647,975)

Other income (expense):
Interest income	3,120	960
Interest expense	(159,206)	(1,932,504)
Increase in fair value of liabilities under derivative contracts	—	(3,654,374)
Dividends on preferred stock	—	(258,335)
Accretion of preferred stock	—	(187,527)
Other income (expense), net	(236,021)	(5,585)

Total other expense	(392,107)	(6,037,365)

Loss before income tax benefit	(16,361,792)	(13,685,340)

Income tax benefit	—	(91,512)

Net loss	(16,361,792)	(13,593,828)

Dividend requirements
6% return on Series B Preferred Stock	—	254,645
8% return on Series C Preferred Stock	—	69,020

Net loss attributable to common stock	$(16,361,792)	$(13,917,493)

Basic and diluted net loss per weighted average common share	$(0.10)	$(0.47)

Basic and diluted weighted average number of common shares outstanding	163,208,784	29,873,846

Net loss	$(16,361,792)	$(13,593,828)

Foreign currency translation gain (loss)	143,204	(563,374)

Comprehensive loss	$(16,218,588)	$(14,157,202)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total
Balance December 31, 2010	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$24,681,511
Issuance of common stock for director’s compensation	286,365	286	944,715	—	—	945,001
Stock based compensation expense	—	—	368,257	—	—	368,257
Stock issued under equity compensation plans	612,864	613	719,980	—	—	720,593
Issuance of common stock in connection with private placement	5,454,545	5,455	17,994,546	—	—	18,000,001
Issuance of common stock in exchange for outstanding warrants	54,500,000	54,500	(54,500)	—	—	—
Warrant issued to a customer	—	—	1,945,488	—	—	1,945,488
Net loss	—	—	—	(16,361,792)	—	(16,361,792)
Foreign currency translation adjustment, net	—	—	—	—	143,204	143,204

Balance March 31, 2011	186,449,192	$186,449	$493,174,404	$(459,503,383)	$(3,415,207)	$30,442,263

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,361,792)	$(13,593,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815,113	882,368
Issuance of common stock for directors’ compensation	945,001	—
Non-cash stock option and restricted stock compensation expense	368,257	828,282
Accretion of preferred stock redemption value	—	187,527
Non-cash sales incentive	1,945,488	—
Increase in fair value of warrants	—	3,654,374
Dividends on preferred stock	—	249,013
Loss on disposal of assets	148,058	1,459
Deferred income tax	—	(91,512)
Changes in operating assets and liabilities:
Accounts receivable	(1,448,344)	492,531
Inventories	(21,702,623)	(2,189,029)
Prepaid expenses	(1,884,870)	(2,263,624)
Other current and long-term assets	(147,352)	856,255
Accounts payable	13,242,426	1,360,827
Accrued expenses and other liabilities	(225,151)	933,165
Unearned revenue	81,170	1,646,861

Net cash used in operating activities	(24,224,619)	(7,045,331)

Cash flows from investing activities:
Purchase of property and equipment	(3,031,317)	(207,200)
Proceeds from sale of property and equipment	75,330	—

Net cash used in investing activities	(2,955,987)	(207,200)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	3,586,429	5,928,506
Proceeds from issuance of promissory notes	—	34,531
Payment of short and long-term debt	(16,137)	(641,512)
Proceeds from issuance of common stock under equity compensation plans	720,593	—
Payment of 6% Convertible Preferred Stock dividends	—	(9,425)
Proceeds from advance from related party	—	2,000,000
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	—	303,075
Proceeds from private placement of common stock	18,000,001	—

Net cash provided by financing activities	22,290,886	7,615,175

Effect of exchange rate fluctuations on cash	(59,375)	(370,976)

Net decrease in cash	(4,949,095)	(8,332)
Cash balance at beginning of period	14,489,700	267,048

Cash balance at end of period	$9,540,605	$258,716

Supplemental disclosures:
Interest paid during the period	$24,281	$161,680

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to Series D Units	$—	$40,590,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and it designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturer in Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2011 (“Form 10-K”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Bad debt expense is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2011 and December 31, 2010, accounts receivable of the Company is reflected net of allowances for doubtful accounts of $1.4 million and $851,000, respectively.

As of March 31, 2011 and December 31, 2010, there were $11.3 million and $10.9 million, respectively, of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V.

Revenue Recognition

The Company records revenues when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

The Company recognizes revenue on certain long-term, fixed price, custom lighting design projects using the percentage of completion method based on the ratio of costs incurred for each contract in a period to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Fair Value Measurements

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value.

Correction of Immaterial Prior Period Error

The Company determined that the Black Scholes valuation method initially used to determine fair market value of the warrants (the “Series D Warrants”) issued in connection with the Company’s Series D Units during the quarter ended March 31, 2010 was not an acceptable valuation method for financial reporting purposes and that the Monte Carlo valuation method was required to appropriately determine fair value in accordance with GAAP. As a result, the Series D Warrants were revalued, effective as of the issuance date and again as of March 31, 2010, using the Monte Carlo valuation method and an immaterial correction of a prior period error was made by increasing the fair value of liabilities under derivative contracts by $1.4 million as of March 31, 2010 and increasing the accretion of preferred stock by $23,000 for the three months ended March 31, 2010. When reviewing the previously reported net loss for the quarter ended March 31, 2010 in comparison to net loss reported in this Form 10-Q, net loss increased by $1.4 million for the quarter ended March 31, 2010. The effect of this correction was recorded in the financial statements for the year ended December 31, 2010, and the interim periods for each of the quarters in 2010 will be revised in each quarterly filing during 2011 to reflect the effect of this correction. See Note 8 for additional information.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs as well as purchases of production equipment and other capital investments such as the Company’s new Enterprise Resource Planning (“ERP”) system. The Company’s anticipated growth is expected to significantly increase its working capital needs during 2011, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been: (i) sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”) and LSGC Holdings, LLC (“LSGC Holdings”), which together with its affiliates, is the Company’s controlling stockholder and (ii) to a lesser extent borrowings under the Company’s credit facilities.

In January 2011, the Company received $18.0 million from a private placement of its common stock to certain affiliates of Pegasus Capital and two of its directors. As of March 31, 2011, the Company had cash and cash equivalents of $9.5 million. As of March 31, 2011, the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”) provided it with borrowing capacity of up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of March 31, 2011 the Company had $8.3 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $6.7 million. On April 22, 2011, the Wells Fargo ABL was amended to, among other things, increase the maximum borrowing capacity from $15.0 million to $25.0 million.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a short term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. The ABN AMRO facility has a maximum availability of €200,000 and on March 31, 2011, the total amount outstanding under the ABN AMRO facility was €122,000, or $173,000. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million and availability is based on 82% of LSGBV’s eligible trade receivable invoices. As of March 31, 2011, the total amount outstanding under the IFN Finance facility was €799,000, or $1.1 million. Both of these facilities are due on demand.

On April 22, 2011, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with LSGC Holdings II, LLC (“Holdings II”), an affiliate of Pegasus Capital, pursuant to which it sold all of its rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, the Company’s former Chairman and Chief Executive Officer. The Company received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, the Company received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, the Company issued Holdings II a demand note on May 6, 2011, pursuant to which it promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) is paid in full. The demand note was payable in full upon demand by Holdings II, and Holdings II elected to convert the outstanding principal and accrued interest into shares of the Company’s common stock on May 16, 2011. $6.5 million of principal and interest on the demand note was converted into 1,635,800 shares of the Company’s common stock at a purchase price of $4.00 per share.

On May 11, 2011, the Company sold 6,250,000 shares of its common stock to Geveran Investments Ltd. for $4.00 per share. On May 16, 2011, the Company also received a commitment from Al Bawardi Enterprises LLC to purchase 387,500 shares of its common stock at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. Those offerings will generate gross proceeds, before deducting placement agent commissions, of approximately $26.6 million.

The Company has historically been dependent on affiliates of Pegasus Capital for its liquidity needs because other sources of liquidity have been insufficient or unavailable to meet its needs. The Company may need to raise additional capital through the issuance of equity, equity-related or debt securities or through additional borrowings from financial institutions. The Company cannot be certain that these additional funds will be available on terms satisfactory to it or at all.

The Company has filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of its common stock (the “Offering”), but such offering remains subject to a number of conditions. In contemplation of the Offering, the Company has incurred legal and accounting costs of $1.2 million as of March 31, 2011, which are included in prepaid expenses. Such costs will be offset against the proceeds from the Offering upon its successful completion. If the Offering is not successful, these costs will be expensed.

Pegasus Capital has committed to assist the Company with its capital raising initiatives as necessary. Accordingly, the Company believes it will have sufficient capital to fund its operations for the next twelve months.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consist of the following:

	As of March 31, 2011	As of December 31, 2010

Raw materials and components	$40,211,175	$21,749,105
Work-in-process	649,102	761,171
Finished goods	6,727,938	4,875,301
Allowance for excess and obsolescence	(2,812,705)	(4,338,665)

Total inventory	$44,775,510	$23,046,912

Property and Equipment, net

Property and equipment, net consists of the following:

	As of March 31, 2011	As of December 31, 2010

Leasehold improvements	$1,057,381	$500,244
Office, furniture and equipment	3,137,336	3,906,000
Tooling, production and test equipment	8,129,735	7,334,068
Construction-in-process	1,524,598	997,112

Total property and equipment	13,849,050	12,737,424
Accumulated depreciation	(3,798,313)	(4,907,083)

Total property and equipment, net	$10,050,737	$7,830,341

Depreciation related to property and equipment was $611,000 and $332,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5. GOODWILL AND INTANGIBLES

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008 and the second and fourth quarters of 2010, and their net book values are detailed below as of March 31, 2011 and December 31, 2010:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2011:
Technology and intellectual property	$3,297,414	$(1,618,780)	$1,678,634	0.3 to 14.2 years
Trademarks	1,026,290	(372,397)	653,893	3.2 to 18.2 years
Customer relationships	3,436,431	(2,017,771)	1,418,660	2.2 to 12.2 years
License agreements	2,210,138	(2,158,856)	51,282	8.2 years

	$9,970,273	$(6,167,804)	$3,802,469

Goodwill	$1,626,482	$—	$1,626,482

December 31, 2010:
Technology and intellectual property	$3,849,156	$(2,067,991)	$1,781,165	0.5 to 14.5 years
Trademarks	1,070,483	(407,517)	662,966	3.5 to 18.5 years
Customer relationships	3,460,132	(1,999,859)	1,460,273	2.5 to 12.5 years
License agreements	2,077,688	(2,029,145)	48,523	8.5 years

	$10,457,459	$(6,504,512)	$3,952,927

Goodwill	$1,626,482	$—	$1,626,482

Total intangible amortization expense was $204,000 and $550,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	March 31, 2011	December 31, 2010
ABN AMRO Bank, revolving line of credit	$172,736	$226,421
IFN Finance, working capital line	1,126,668	1,157,406
Wells Fargo, revolving line of credit	8,274,473	4,691,852

	$9,573,877	$6,075,679

ABN AMRO Bank

As of March 31, 2011, maximum borrowing capacity on the ABN AMRO revolving line of credit was €200,000 and the interest rate on the facility was 7.5% per annum as of March 31, 2011. Borrowings under the ABN AMRO revolving line of credit are payable on demand. ABN AMRO has a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance.

IFN Finance

As of March 31, 2011, the maximum borrowing capacity on the IFN Finance facility was €1.5 million and availability was based on 82% of the value of LSGBV’s eligible trade receivables. As of March 31, 2011, there was $1.5 million of accounts receivable pledged as collateral. Interest is payable monthly on this facility and the interest rate was 7.15% per annum as of March 31, 2011. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

On November 22, 2010, the Company entered the Wells Fargo ABL that provides borrowing capacity of up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of March 31, 2011, qualified collateral included $9.8 million of accounts receivable, $26.0 million of inventory and $9.0 million of qualified cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual interest rate was 3.8% as of March 31, 2011.

On April 22, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Wells Fargo ABL and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to the minimum unrestricted cash balance and minimum EBITDA. The Company paid Wells Fargo a fee of $100,000 in connection with the Amendment.

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

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guarantee indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is also required to maintain minimum excess borrowing availability of $4.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $6.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Company was compliant with all covenants under the Wells Fargo ABL as of March 31, 2011. As of March 31, 2011, the Company had $8.3 million outstanding under the Wells Fargo ABL and additional borrowing capacity under the Wells Fargo ABL of $6.7 million (not including the increase effected by the Amendment). The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions.

NOTE 7. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to a fair valuation of these assets and liabilities and are based on (i) unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date (Level 1); (ii) quoted prices in non-active markets or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2); and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

As of March 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a recurring or non-recurring basis.

NOTE 8. SERIES D UNITS AND SERIES D WARRANTS

Series D Units

In 2010, the Company consummated a rights offering and issued a total of 67,260,304 Series D Units in exchange for $25.4 million in gross proceeds, the conversion of $35.2 million of principal and accrued interest on a convertible note previously issued to Pegasus IV, the conversion of $5.4 million of principal and accrued interest on a convertible note previously issued to Koninklijke Philips Electronics, N.V. (“Philips”) and $1.6 million in satisfaction of guaranty fees relating to a line of credit formerly maintained at the Bank of Montreal (“BMO”). Each Series D Unit was comprised of one share of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) and a Series D Warrant to purchase one share of common stock.

The Series D Preferred Stock comprising part of the Series D Units was recorded at the original issuance price net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series D Preferred Stock was $156,000 for the three months ended March 31, 2010. On December 22, 2010, the Series D Preferred Stock was converted into a total of 44,072,123 shares of common stock under the terms of the Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) between the Company and Pegasus IV, LSGC Holdings and LED Holdings LLC, which was entered into as of September 30, 2010.

Series D Warrants

Each Series D Warrant comprising part of the Series D Units evidenced the right of the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share of common stock except for the Series D Warrants comprising the Series D Units issued to Philips, which had an exercise price of $12.00 per share. Each Series D Warrant expires on the twelfth anniversary of the date of issuance. On December 21, 2010, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC as warrant agent (the “Warrant Agent”), that effectively amended the terms of the outstanding Series D Warrants. Pursuant to the Warrant Agreement, the exercise price of the Series D Warrants was reduced from $6.00 to between $5.90 and $5.92 per share of common stock issuable upon exercise of such Series D Warrants (depending on the date of issuance) except for the Series D Warrant issued to Philips, which was reduced from $12.00 to $11.90 per share of common stock issuable upon exercise of such Series D Warrant. This reduction corresponded to the amount of the accrued Exercise Price Accrual (as defined in the Warrant Agreement) at the date of the Warrant Agreement.

Each Series D Warrant holder also agreed to receive a credit for their benefit, which equaled the total unaccrued Exercise Price Accrual and LV Accrual (as defined in the Warrant Agreement) of each share of Series D Preferred Stock that would have accrued following September 30, 2010, the date of the Recapitalization Agreement, through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants and cannot be used until the earlier of: (i) the passage of eight years from the date of issuance of the relevant Series D Warrant or (ii) a Liquidation Event (as defined in the Warrant Agreement) of the Company. The Accrual Credit will remain registered with the Warrant Agent in the name of the Series D Warrant holder until used or until the date at which the warrants are no longer exercisable in accordance with their terms. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a Liquidation Event or the eighth anniversary of its issuance, would be between $1.04 to $1.05 per share of common stock, (depending on the date of issuance), except in the case of the Series D Warrant held by Philips, whose remaining exercise price would be approximately $7.05 per share of common stock.

Upon original issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” due to a “down round” provision contained in the Series D Warrants and as a result warrants were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. Pursuant to the terms of the Warrant Agreement, the Series D Warrants were amended to omit the down round provision. As of December 22, 2010, the effective date of the Warrant Agreement, the Series D Warrants were adjusted to fair value using the Monte Carlo valuation method and reclassified to additional paid-in capital. The change in fair value for the three months ended March 31, 2010 related to the Series D Warrants was an increase of $3.7 million and is recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the three months ended March 31, 2010 was due primarily to the increase in the price of the Company’s common stock during this period.

On February 9, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”), effective as of February 4, 2011, with LSGC Holdings pursuant to which, the Company agreed to issue 54,500,000 shares of common stock in exchange for LSGC Holdings’ Series D Warrant to purchase 60,758,777 shares of common stock and LSGC Holdings’ warrant to purchase 942,857 shares of common stock, which was previously issued to Pegasus IV in connection with its guaranty of the Company’s line of credit with BMO.

NOTE 9. STOCKHOLDERS’ EQUITY

On January 3, 2011, the Company issued a total of 283,365 shares of common stock to its non-employee directors in settlement of director fees of $945,000 for the 2011 fiscal year.

On January 13, 2011, the Company issued a warrant to The Home Depot (the “THD Warrant”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the THD Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenues (sales incentive) from The Home Depot. As of March 31, 2011, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the three months ended March 31, 2011 and, accordingly, recorded a $1.9 million reduction in revenues for the three months ended March 31, 2011.

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

Warrants for the Purchase of Common Stock

As of March 31, 2011, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price		Expiration Date
Investors in March 2007 Private Placement	Private Placement A Warrants	3,160,281		$1.60	March 9, 2012 through June 29, 2012
Line of Credit Guarantors	Financing guarantees	121,375		$6.00	September 22, 2011 through March 31, 2012
Icurie	Marketing agreement	6,250		$6.40	September 13, 2011
Investors in rights offering	Series D Warrants	1,171,044	$ $	5.90 to 5.92	March 3, 2022 through April 19, 2022
Philips Electronics	Series D Warrants	5,330,482		$11.90	March 3, 2022
The Home Depot	Purchasing agreement	5,000,000		$2.00	2014 through 2018

		14,789,432

As of March 31, 2011, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot. As discussed above, 1,000,000 shares issuable pursuant to the THD Warrant may vest in 2011 if the product purchases for the year reach the required levels.

On April 27, 2011, the Company entered into an Exchange Agreement with Philips pursuant to which it agreed to issue 1,359,273 shares of its common stock in exchange for the Series D Warrant held by Philips to purchase 5,330,482 shares of its common stock.

NOTE 10: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a Support Services Agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 88.6% of the Company’s common stock as of March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company recorded $0 and $1.4 million, respectively, in combined interest expense, guaranty fees and transaction fees related to the convertible note issued to Pegasus IV and Pegasus IV’s promissory notes and guaranty of the BMO line of credit. In addition, during the three months ended March 31, 2011, the Company recorded $187,500 of management fees pursuant to the Support Services Agreement.

During the three months ended March 31, 2011 and 2010, the Company incurred consulting fees of $103,000 and $0, respectively, for services provided by MWW Group, which is owned by Michael Kempner, a director of the Company.

NOTE 11. CONCENTRATIONS OF CREDIT RISK

For the three months ended March 31, 2011, the Company had two customers whose revenue collectively represented 66% of total revenue. For the three months ended March 31, 2010, the Company had no customers whose revenue was greater than 10 % of total revenue.

As of March 31, 2011, the Company had two customers whose accounts receivable balance collectively represented 59% of accounts receivables, net of allowances. As of December 31, 2010, the Company had two customers whose accounts receivable balance collectively represented 47% of accounts receivables, net of allowances.

NOTE 12. SUBSEQUENT EVENTS

On April 22, 2011, the Company entered into the Assignment Agreement with Holdings II, pursuant to which it sold all of its rights, title and interests in the expected proceeds from a key-man life insurance policy on Mr. Gibler. The Company received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, the Company received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, the Company issued Holdings II a demand note on May 6, 2011 pursuant to which it promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance of the demand note (including accrued interest) is paid in full. The demand note was payable in full upon demand by Holdings II, and Holdings II elected to convert the outstanding principal and accrued interest into shares of the Company’s common stock on May 16, 2011. $6.5 million of principal and interest on the demand note was converted into 1,635,800 shares of the Company’s common stock at a purchase price of $4.00 per share.

On April 27, 2011, the Company entered into an Exchange Agreement with Philips pursuant to which it agreed to issue 1,359,273 shares of its common stock in exchange for the Series D Warrant held by Philips to purchase 5,330,482 shares of its common stock.

On April 28, 2011, the Company appointed James Haworth to serve as its Chief Executive Officer.

On May 11, 2011, the Company sold 6,250,000 shares of its common stock to Geveran Investments Ltd. for $4.00 per share. On May 16, 2011, the Company also received a commitment from Al Bawardi Enterprises LLC to purchase 387,500 shares of its common stock at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. These offerings will generate gross proceeds, before deducting placement agent commissions, of approximately $26.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of the our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission ( “SEC”) on April 1, 2011 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act’) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

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

Our revenues are primarily derived from sales of our LED-based retrofit lamps and luminaires. Retrofit lamp sales have grown significantly over the past year and currently represent the majority of our revenues. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses.

We experienced substantial sales growth during the year ended December 31, 2010 and the three months ended March 31, 2011 as a result of our launch of multiple new products and the addition or expansion of relationships with several key customers. These developments occurred as the acceptance of LED lighting for general illumination generally became more widespread, though we believe it still remains in its early stages.

While we experienced improvement from preceding quarters, our gross margin for the three months ended March 31, 2011 continues to reflect the impact of higher than normal costs for the production ramp of products introduced during 2010 and the initial launch of new products during the three months ended March, 31 2011 as well as our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products. The most significant factor driving our sequential gross margin improvement was a reduction in per unit materials cost driven by our scale and an improved ability to predict our supply needs. We continue to be impacted, however by higher than expected wages as a result of inefficiencies in our newly developed supply chain, the rapid expansion and training of our labor force and delays in migrating our production from our Satellite Beach, Florida facility to lower cost internal and third-party contract manufacturing and assembly sites. While production capacity was generally increased as planned at our new facility in Monterrey, Mexico, delays in obtaining certain required clearances drove a lower sales volume from the Mexico facility than we originally anticipated. We ramped volume production at Monterrey of finished retrofit lamps for sale to customers during March 2011 and expect this to increase in the second quarter of 2011 or thereafter. For the three months ended March 31, 2011, we also continued to incur significant costs associated with expediting materials delivery by means of premium freight. We have successfully qualified additional suppliers closer to our production sites and expect to reduce expediting costs as we increase our purchases from these suppliers in the near-term. Expediting costs and wages should see further improvement in the second half of 2011 as we implement our new Enterprise Resource Planning (“ERP”) system which will help us more effectively manage our inventory and production schedules, thereby increasing our labor utilization.

Our gross margin was also impacted during the three months ended March 31, 2011 by a non-cash sales incentive expense related to the warrant (the “THD Warrant”) we issued to The Home Depot, Inc. on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,000,000 shares of our common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. Specifically, the THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from us, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the THD Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Our revenues for the three months ended March 31, 2011 were net of a non-cash charge of $1.9 million, which represents the fair-value of the portion of the THD Warrant that was expected to vest during the period. Excluding the impact of this non-cash charge, our revenues and gross profit would be $1.9 million higher and our gross margin would be 1.8% for the three months ended March 31, 2011 versus the negative gross margin of 7.2% that was reported for the period.

Our efforts to consolidate and restructure our operations following several acquisitions in 2007 and 2008 have been significant and we continued with these efforts to effectively manage our operating expenses in 2010 and the first quarter of 2011. Excluding non-cash expenses for stock based compensation, and depreciation and amortization, total operating expenses increased by 74.5% for the three months ended March 31, 2011, despite a 326.3% increase in adjusted revenues, excluding the $1.9 million non-cash sales incentive charge and represented 53.2% of adjusted revenues for the three months ended March 31, 2011 as compared to 129.9% of adjusted revenues for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010

Revenue	$21,218,416	$5,433,944
Add back:
Noncash sales incentives for THD warrant	1,945,488	—

Revenue adjusted for noncash charge for THD warrant valuation	23,163,904	5,433,944

Cost of goods sold	22,737,385	4,311,444

Gross margin (deficit) adjusted for noncash charge for THD warrant valuation	$426,519	$1,122,500

Non-GAAP adjusted gross margin percentage	1.8%	20.7%

Total operating expenses	14,450,716	8,770,475
Less:
Issuance of common stock for directors compensation	(945,001)	—
Non-cash stock option and restricted stock compensation expense	(368,257)	(828,282)
Depreciation and amortization	(815,113)	(882,368)

Total operating expenses, excluding stock based compensation and depreciation and amortization	12,322,345	7,059,825

Non-GAAP operating expenses as a percentage of adjusted revenue	53.2%	129.9%

We believe the foregoing non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

Our performance for the first three months of 2011 reflects the early results of the strategic plan upon which we have been continuing to execute. This plan includes initiatives related to (i) improving operating expense efficiency, (ii) developing and commercializing ground breaking products and technologies, (iii) capturing significant sales and distribution channel access, and (iv) expanding and optimizing global supply chain operations as we meet growing demand for our products.

The initial phase of our strategic plan included restructuring our operations to better align our fixed operating expenses with our business needs while increasing investment in our research and engineering resources. During the year ended December 31, 2010, we executed upon this plan by exiting our Japanese operations, consolidating our California-based operations into our headquarters in Satellite Beach, Florida and restructuring our European operations. These activities followed similar initiatives during the year ended December 31, 2009 including the closing of our New Jersey facility and our former headquarters office in Texas, which significantly reduced our headcount as well as our overhead costs. Additionally, we substantially reduced the number of employees at our Netherlands location in 2009 in order to reduce duplication in engineering efforts and to focus more on sales and distribution across Europe. We also restructured our California operations during the year ended December 31, 2009. As of December 31, 2010, our U.S. operations were consolidated into our Satellite Beach, Florida headquarters.

Another aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We are successfully executing on this initiative as evidenced by our launch of approximately 50 new products during 2010 and an additional 26 new products in the first quarter of 2011, including a new generation of LED retrofit lamps and luminaires. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting including in biological applications. Our new product pipeline remains robust and we believe our track record of introducing new, higher performance and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A third aspect of our strategic plan entails capturing greater sales and distribution channel access including by securing agreements with large, strategic customers. In the retail channel during 2010, we successfully entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The fourth aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010 and the first quarter of 2011. While our gross margin improved in the quarter ended March 31, 2011 as compared to the third and fourth quarters of 2010, we anticipate additional near-term gains as we continue to execute on our initiatives. Specifically we have been focused on gaining efficiencies with volume and supply chain optimization through increased sourcing from suppliers closer to our production sites, implementing our new Enterprise Resource Planning (“ERP”) system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel. We have also increased the scale of our North American manufacturing and assembly operations with the expansion of our production capacity at our Satellite Beach facility and the addition of significant low-cost capacity at our facility in Monterrey, Mexico. We also successfully established low-cost production capacity in Asia through our contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

Recent Events

On April 22, 2011, we entered into an Amendment No. 1 (the “Amendment”) to the Loan and Security Agreement that governs our asset-based revolving credit facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”). Amendment (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to our minimum unrestricted cash balance and minimum EBITDA. We paid Wells Fargo a fee of $100,000 in connection with the Amendment.

On April 22, 2011, we entered into an Assignment Agreement (the “Assignment Agreement”), with LSGC Holdings II, LLC (“Holdings II”), an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”) pursuant to which we sold all of our rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. We received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, we received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, we issued Holdings a demand note on May 6, 2011 pursuant to which we promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) is paid in full. The demand note was payable in full upon demand by Holdings II, and Holdings II elected to convert the outstanding principal and accrued interest into shares of our common stock on May 16, 2011. $6.5 million of principal and interest on the demand note was converted into 1,635,800 of our common stock at a purchase price of $4.00 per share.

On April 27, 2011, we entered into an Exchange Agreement with Koninklijke Philips electronics N.V. (“Philips”) pursuant to which we agreed to issue 1,359,273 shares of our common stock in exchange for the Series D Warrant held by Philips, which represented the right to purchase 5,330,482 shares of our common stock.

On April 28, 2011, we appointed James Haworth to serve as our Chief Executive Officer.

On May 11, 2011, we sold 6,250,000 shares of our common stock to Geveran Investments, Ltd. for $4.00 per share, and on May 16, 2011, we received a commitment from Al Bawardi Enterprises LLC to purchase 387,500 shares of our common stock at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. These offerings will generate gross proceeds, before deducting placement agent commissions, of approximately $26.6 million.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010
Revenue (net of non-cash sales incentives of $1.9 million for 2011)	$21,218,416	$5,433,944	15,784,472	290.5%	100.0%	100.0%
Cost of goods sold	22,737,385	4,311,444	18,425,941	427.4%	107.2%	79.3%
Sales and marketing	3,404,266	2,013,593	1,390,673	69.1%	16.0%	37.1%
Operations	3,057,477	1,057,595	1,999,882	189.1%	14.4%	19.5%
Research and development	2,133,744	1,697,814	435,930	25.7%	10.1%	31.2%
General and administrative	5,040,116	3,119,105	1,921,011	61.6%	23.8%	57.4%
Depreciation and amortization	815,113	882,368	(67,255)	-7.6%	3.8%	16.2%
Interest income	3,120	960	2,160	*	0.0%	0.0%
Interest expense	(159,206)	(1,932,504)	1,773,298	-91.8%	-0.8%	-35.6%
Increase in fair value of liabilities under derivative contracts	—	(3,654,374)	3,654,374	*	0.0%	-67.3%
Dividends on preferred stock	—	(258,335)	258,335	*	0.0%	-4.8%
Accretion of preferred stock	—	(187,527)	187,527	*	0.0%	-3.5%
Other expense, net	(236,021)	(5,585)	(230,436)	*	-1.1%	-0.1%
Income tax benefit	—	(91,512)	91,512	*	0.0%	-1.7%

Net loss	$(16,361,792)	$(13,593,828)	(2,767,964)	20.4%	-77.1%	-250.2%

*	Variance is not meaningful.

Revenues

Revenues increased $15.8 million, or 290.5%, to $21.2 million for the three months ended March 31, 2011 from $5.4 million for the three months ended March 31, 2010. The increase in revenues was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2010 and the three months ended March 31, 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenues was reduced by a non-cash charge of $1.9 million for the three months ended March 31, 2011, which represented the fair-value of the portion of the THD Warrant that is expected to vest during the period. Excluding the impact of this non-cash charge, our revenues were $23.2 million for the three months ended March 31, 2011.

Cost of Goods Sold

Cost of goods sold increased $18.4 million, or 427.4%, to $22.7 million for the three months ended March 31, 2011 from $4.3 million in the three months ended March 31, 2010. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the three months ended March 31, 2011.

Cost of goods sold as a percentage of revenues increased for the three months ended March 31, 2011 to 106.8% (or a negative gross margin of 7.2%) as compared to 79.3% (or a gross margin of 20.7%) for the three months ended March 31, 2010. Our gross margins for the three months ended March 31, 2011 was negatively impacted by a non-cash charge that reduced our revenues by $1.9 million. Excluding the impact of this non-cash charge, our gross margin was 1.8%.

The increase in cost of goods sold as a percentage of revenue was also the result of inefficiencies related to our efforts to meet faster than anticipated growth in demand for our products and included:

•	expedited materials delivery by means of premium freight; and

•	delays in obtaining certain required clearances for our production facility in Mexico.

For the three months ended March 31, 2011, freight-in was $2.4 million or 11.4% of revenue compared to $193,000 or 3.5% of revenue for the three months ended March 31, 2010. In addition, gross margin was impacted by the mix of products sold during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Sales and Marketing

Sales and marketing expenses increased $1.4 million, or 69.1%, to $3.4 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010. The increase in sales and marketing expenses was primarily due to an increase of $ 528,000 in personnel related expenses due to the continued expansion of our sales and marketing group, an increase of $400,000 and $291,000 in commissions and freight not billed to customers, respectively, in conjunction with the increase in our revenues and an increase of $329,000 in consulting expenses. These increases were partially offset by a decrease of $110,000 in expenses related to product samples.

Operations

Operations expenses increased $2.0 million, or 189.1%, to $3.1 million for the three months ended March 31, 2011 from $1.1 million in the three months ended March 31, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010. Specifically personnel related expenses increased $1.1 million, overhead costs increased $416,000, materials and supplies increased $302,000 and consulting costs increased $162,000.

Research and Development

Research and development expenses increased $436,000, or 25.7%, to $2.1 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010. The increase in research and development expenses was primarily due to an increase of $171,000 in certifications, standards and external testing costs due to the increase in the number of ENERGY STAR ® and other certifications sought for our products, an increase of $151,000 in personnel related expenses as we expanded our product development efforts and an increase of $91,000 in materials, supplies and tooling.

General and Administrative

General and administrative expenses increased $1.9 million, or 61.6%, to $5.0 million for the three months ended March 31, 2011 from $3.1 million for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to a $674,000 increase in non-cash stock based compensation, which was primarily related to equity issued to our board of directors in lieu of cash payments for their services, an increase of $505,000 in bad debt expense due to the increase in our accounts receivable and partially due to the restructuring of our California-based operations, an increase of $455,000 in accounting and auditing fees related to services for our 2010 year-end audit and a $286,000 increase in legal fees related to our continued growth.

Depreciation and Amortization

Depreciation and amortization expense decreased $67,000, or 7.6%, to $815,000 for the three months ended March 31, 2011 from $882,000 for the three months ended March 31, 2010. The decrease in depreciation and amortization expense was primarily due to the impairment of certain intangible assets that occurred during 2010, which resulted in a reduction in the amortization expense for the three months ended March 31, 2011 by $346,000 as compared to the corresponding period in 2010. This decrease in amortization expense was partially offset by an increase in depreciation expense of $279,000 due to the purchase of property and equipment during the year ended December 31, 2010 and the three months ended March 31, 2011.

Interest Income

Interest income increased $2,000 for the three months ended March 31, 2011 to $3,000 from $1,000 for the three months ended March 31, 2010. For both periods, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense, Including Related Party

Interest expense, including related party decreased $1.8 million, or 91.8%, to $159,000 for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to the conversion of the principal and accrued interest underlying the convertible notes issued to Pegasus IV and Philips in 2009 into Series D Units in March 2010. Interest expense for the three months ended March 31, 2011 consisted primarily of $133,000 of interest expense and fees related to the Wells Fargo ABL, which we entered into in November 2010, and $27,000 of interest expense related to the debt facilities of Lighting Science Group B.V. (“LSGBV”) our subsidiary in the Netherlands. Interest expense for the three months ended March 31, 2010 consisted primarily of $942,000 of interest expense related to the convertible notes issued to Pegasus IV and Philips; $675,000 of guaranty fees payable to Pegasus IV related to the BMO line of credit, which we terminated in October 2010; $259,000 of interest expense related to the BMO line of credit and $49,000 of interest expense related to LSGBV’s debt facilities.

Increase in Fair Value of Liabilities under Derivative Contracts

During the three months ended March 31, 2010, we consummated a rights offering and issued Series D Units that were comprised of one share of our Series D Non-Convertible Preferred Stock and a warrant (the “Series D Warrants”) to purchase one share of our common stock. The Series D Warrants underlying the Series D Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Series D Warrants increased by $3.7 million from March 3, 2010, the initial issuance date of the Series D Units that included the Series D Warrants, through March 31, 2010 primarily due to an increase in the price of our common stock during this period. Pursuant to the terms of the Warrant Agreement that we entered into as of December 22, 2010, the Series D Warrants were amended to omit the down round provision, which had originally resulted in the Series D Warrants being recorded as liabilities and, therefore, no amount was recorded to account for the change in fair value during the three months ended March 31, 2011.

Dividends on Preferred Stock

Dividends on preferred stock of $258,000 for the three months ended March 31, 2010 consisted of $249,000 of dividends incurred on the Series D Preferred Stock underlying the Series D Units, which were initially issued on March 3, 2010 and $9,000 of dividends incurred on our 6% Convertible Preferred Stock. No shares of preferred stock were outstanding during the three months ended March 31, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $156,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock underlying the Series D Units and $31,000 of accretion expense incurred on the 6% Convertible Preferred Stock for the three months ended March 31, 2010. No shares of preferred stock were outstanding during the three months ended March 31, 2011.

Other Expense, Net

Other expense, net increased $230,000 for the three months ended March 31, 2011 to net expense of $236,000 from $6,000 for the three months ended March 31, 2010. Other expense for the three months ended March 31, 2011 consisted primarily of a $148,000 loss on disposal of property and equipment and $92,000 in late payment fees.

Income Tax Benefit

Income tax benefit of $92,000 for the three months ended March 31, 2010 was due to the amortization of the intangible assets recorded by LSGBV.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Our cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as purchases of production equipment and other capital investments such as our new ERP system. Our anticipated growth is expected to significantly increase our working capital needs during 2011 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been: (i) sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital and (ii) to a lesser extent, borrowings under our credit facilities.

In January 2011, we received approximately $18.0 million from a private placement of our common stock led by an affiliate of Pegasus Capital and two of our directors. As of March 31, 2011, we had cash and cash equivalents of approximately $9.5 million. As of March 31, 2011, our asset-based revolving credit facility with Wells Fargo provided us with borrowing capacity of up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of March 31, 2011, we had approximately $8.3 million outstanding under the Wells Fargo ABL and additional borrowing capacity of approximately $6.7 million. On April 22, 2011, we entered into an amendment to this facility that, among other things, increased the maximum borrowing capacity from $15.0 million to $25.0 million.

LSGBV has a short-term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. As of March 31, 2010, we had $173,000 outstanding under the short-term ABN AMRO line of credit. LSGBV also has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 80% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of March 31, 2011, we had $1.1 million outstanding under the IFN Finance line of credit.

On April 22, 2011, we sold all of our rights, title and interests in the expected life insurance proceeds on Mr. Gibler to Holdings II. We received $6.5 million from Holdings II in conjunction with the sale of these proceeds.

In May 2011, we received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, we issued Holdings a demand note on May 6, 2011 pursuant to which we promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) is paid in full. On May 16, 2011 Holdings II elected to convert the $6.5 million of outstanding principal and interest on the demand note into 1,653,800 shares of our common stock at a purchase price of $4.00 per share.

On May 11, 2011, we sold 6,250,000 shares of our common stock to Geveran Investments, Ltd. for $4.00 per share, and on May 16, 2011, we received a commitment from Al Bawardi Enterprises LLC to purchase 387,500 shares of our common stock at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. These offerings will generate gross proceeds, before deducting placement agent commissions, of approximately $26.6 million.

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

We also recently filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of our common stock, but such offering remains subject to a number of conditions. Accordingly, we believe we will have sufficient capital to fund our operations for the next twelve months. In addition, Pegasus Capital has committed to assisting us with our capital raising initiatives as necessary.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Cash flow activities:
Net cash used in operating activities	$(24,224,619)	$(7,045,331)
Net cash used in investing activities	(2,955,987)	(207,200)
Net cash provided by financing activities	22,290,886	7,615,175

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $24.2 million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in operating activities increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 in part due to a higher year over year net loss, which included certain non-cash reconciliation items comprised primarily of charge of a $1.9 million reduction in revenues for the fair value of the portion of the THD Warrant expected to vest during the period, $1.3 million of stock-based compensation expense and $815,000 in depreciation and amortization. For the three months ended March 31, 2010, non-cash reconciliation items included a $3.7 million increase in fair value of warrants, $882,000 in depreciation and amortization, $828,000 of stock-based compensation expense and $188,000 accretion of preferred stock. The increase in net loss for the three months ended March 31, 2011, excluding these non-cash reconciliation items, was primarily a result of higher operating expenses due to our continued growth and, to a lesser degree, lower gross profit margins in the current period.

Net cash used in operating activities also increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to changes in working capital. For the three months ended March 31, 2011, accounts receivable increased $1.4 million due to the growth in our revenues, inventories increased $21.7 million due to the build-up of materials and components and finished products to support near-term demand for our products and prepaid expenses increased $1.9 million. These cash uses were partially offset by a $13.2 million increase in accounts payable as we increased our procurement activities to support anticipated growth.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $3.0 million and $207,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities for the three months ended March 31, 2011 was primarily due to an increase in our capital expenditures as we continued to expand our production capacity at our new manufacturing facility in Monterrey, Mexico and the ongoing investment in our ERP system implementation.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $22.3 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2011 was a result of the issuance of common stock for $18.0 million, net borrowings on our lines of credit of $3.6 million and proceeds of $721,000 from the issuance of common stock under equity compensation plans. Cash provided by financing activities for the three months ended March 31, 2010 was comprised of $5.9 million of proceeds from additional draws on our lines of credit, a $2.0 million advance from Pegasus IV for Series D Units pursuant to its standby purchase option and $303,000 in proceeds from the issuance of 301,268 Series D Units pursuant to our rights offering. These amounts were partially offset by $642,000 in payments on outstanding short- and long-term debt.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of March 31, 2011, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2010, we have made progress implementing certain remediation plans to address the material weaknesses described in our Annual Report, although none have been entirely resolved and fully tested. Specifically during the three months ended March 31, 2011, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we engaged a specialist to assist in the valuation of complex stock warrant instruments; and

•	we initiated procedures for reviewing the estimates and calculations of fair market value related to stock options.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION
(Registrant)

Date: May 16, 2011	By	/s/ JAMES HAWORTH
James Haworth
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By	/s/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

4.3	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.4	Specimen Common Stock Certificate (previously filed as Exhibit 10.34.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.5	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

10.1	Subscription Agreement, dated as of January 26, 2011, between Lighting Science Group Corporation and each of the Purchasers (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 28, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.2	Exchange Agreement, effective as of February 4, 2011, by and between Lighting Science Group Corporation and LSGC Holdings, LLC (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment No. 1 to Loan and Security Agreement, dated as of April 22, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.4	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.5	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Letter, dated as of April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.7	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.8	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.