Form 10-K/A
period 2010-12-31
LIGHTING SCIENCE GROUP CORP
filed 2011-06-29
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 23, 2011 was 201,182,848 shares.

Explanatory Note about the Report

Lighting Science Group Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Lighting Science Group,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on April 1, 2011 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Item 1 of Part I, Items 6, 7 and 8 of Part II and Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 1 of Part I is being amended solely to correct the research and development expenses incurred by the Company for the years ended December 31, 2009 and 2008. Items 6, 7 and 8 of Part II of the Original Filing are being amended in response to comment letters the Company received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are being amended and restated in their entirety to include information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Exchange Act. The Company failed to file its definitive proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2010 and is therefore including such information in this Amendment.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Our research and development expenses were $10.2 million, $4.4 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, these expenses primarily related to (i) the expansion of our product portfolio including prototype components and tooling and (ii) research into new forms and advances in power conversion, optical materials and thermal substrates and systems.

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

Our business today is the result of the combination of the products, intellectual property and businesses of four LED lighting companies, namely: (i) Lighting Science Group; (ii) LED Effects, which was acquired in October 2007; (iii) Lighting Science Group B.V. (“LSGBV”), formerly known as Lighting Partner B.V., which was acquired in April 2008; and (iv) Lamina Lighting, Inc. (“Lamina”), which was acquired in July 2008. On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Contribution Agreement”) with LED Holdings, a private holding company that was formed in June 2007 for the purpose of acquiring 100% of the assets of LED Effects on June 14, 2007. Pursuant to the Contribution Agreement, we: (i) acquired substantially all of the assets of LED Holdings and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.

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

	For the Years Ended December 31,			Lighting Science Group Corp and Subsidiaries Consolidated Statement of Operations from June 14, 2007 thru December 31, 2007	LED Effects Inc. and Subsidiary Consolidated Statement of Operations from January 1, 2007 thru June 13, 2007	LED Effects Inc. Consolidated Statement of Operations for the Year Ended December 31, 2006
	2010	2009	2008
		Restated	Restated
Consolidated Statements of Operations Data:
Revenue	$53,169,013	$31,376,816	$20,758,593	$4,616,111	$3,675,132	$8,858,068
Cost of goods sold	59,021,851	28,880,949	21,206,703	3,526,750	2,606,445	6,061,922

Gross (deficit) margin	(5,852,838)	2,495,867	(448,110)	1,089,361	1,068,687	2,796,146

Operating expenses:
Sales and marketing (1)	11,107,379	7,200,323	5,847,833	962,597	107,708	-
Operations (1)	4,834,592	6,243,968	6,008,872	2,396,355	127,574	-
Research and development (1)	10,246,511	4,395,320	3,259,188	-	-	-
General and administrative (1)	17,753,656	20,753,513	23,224,561	2,875,076	330,269	997,494
Restructuring expenses (1)	1,101,992	1,111,189	-	-	-	-
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133	-	-	-
Depreciation and amortization	2,867,866	5,327,033	4,354,028	669,861	6,691	25,969

Total operating expenses	59,460,646	45,031,346	95,804,615	6,903,889	572,242	1,023,463

(Loss) income from operations	(65,313,484)	(42,535,479)	(96,252,725)	(5,814,528)	496,445	1,772,683

Total other income (expense)	(230,948,562)	(6,014,450)	(918,238)	915,461	(34,406)	(1,167)

(Loss) income before income tax expense (benefit)	(296,262,046)	(48,549,929)	(97,170,963)	(4,899,067)	462,039	1,771,516
Income tax (benefit) expense	(1,123,107)	(413,002)	(2,207,507)	-	172,244	666,665

(Loss) income before minority interest in subsidiary	(295,138,939)	(48,136,927)	(94,963,456)	(4,899,067)	289,795	1,104,851
Minority interest in subsidiary	-	-	-	(3,902)	(2,583)	(84,523)

Net (loss) income	(295,138,939)	(48,136,927)	(94,963,456)	(4,902,969)	287,212	1,020,328

Dividend requirements
6% return on Series B Preferred Stock	784,142	1,217,642	-	-	-	-

8% return on Series C Preferred Stock	213,610	266,400	-	-	-	-

Net (loss) income attributable to common stock	$(296,136,691)	$(49,620,969)	$(94,963,456)	$(4,902,969)	$287,212	$1,020,328

Basic and diluted net loss per weighted average common share	$(6.69)	$(1.69)	$(3.55)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	44,274,077	29,352,585	26,781,431	17,419,959

Net (loss) income	$(295,138,939)	$(48,136,927)	$(94,963,456)	$(4,902,969)	$287,212	$1,020,328

Foreign currency translation (loss) gain	(912,296)	(849,695)	(1,886,544)	10,281	(82,135)	(8,977)

Comprehensive (loss) income	$(296,051,235)	$(48,986,622)	$(96,850,000)	$(4,892,688)	$205,077	$1,011,351

	As of December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
Cash and cash equivalents	14,489,700	267,048	254,538	11,399,429	1,828,776
Working capital (2)	11,178,922	(54,703,745)	(14,869,035)	11,732,984	3,254,997
Total assets	72,493,363	38,468,814	49,553,267	73,586,251	3,953,678
Total liabilities	47,811,852	72,132,669	38,298,878	7,033,103	908,911
6% convertible preferred stock	-	585,549	459,532	364,895	-
Total shareholders’ equity (deficit)	24,681,511	(34,249,404)	10,794,857	66,188,253	3,044,767

(1)	During 2010, we modified the presentation of our operating expenses to separately present research and development and restructuring expenses in our consolidated statement of operations and comprehensive loss. This modification resulted in changes to operations, sales and marketing and general and administrative expenses related to the separation of restructuring expense, as well as changes to operations expense related to the separation of research and development. This table reflects management’s modified presentation for all periods presented.

(2)	Working capital is defined as our current assets minus current liabilities.

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

Restatement of Previously-Issued Consolidated Financial Statements

In this Amendment, we have restated our previously issued financial statements and related disclosures as of and for the years ended December 31, 2009 and 2008 to reclassify our provision for excess and obsolete inventory to cost of goods sold from operating expenses based on a reassessment of the guidance provided by Accounting Standards Codification (ASC) 420-10-S99 and certain of our records related to these periods and in response to comment letters we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing. For a more detailed description of this restatement, see Note 20, “Restatement of Financial Statements” to our consolidated financial statements included in Item 8. of this Form 10-K.

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

We experienced substantial sales growth during the year ended December 31, 2010 as a result of our launch of multiple new products and the addition or expansion of relationships with several key customers. These developments occurred as the acceptance of LED lighting for general illumination generally became more widespread, though we believe it still remains in its early stages.

Our gross margin for the year ended December 31, 2010 reflects the impact of higher than normal costs for the initial launch and production ramp of new products and our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products. These increased costs were driven primarily by higher than expected wages as a result of inefficiences in our newly developed supply chain, the rapid expansion and training of our labor force and delays in establishing lower cost internal and third-party contract manufacturing and assembly capacity. In addition, gross margins were negatively impacted by our need to expedite materials delivery by means of premium freight and to make spot purchases of long lead-time materials at higher than our normal contracted prices. We are addressing our operational and supply chain challenges and are experiencing gradual improvement.

	For the Years Ended December 31,
	2010	2009	2008
Revenue	$53,169,013	$31,376,816	$20,758,593
Cost of goods sold	59,021,851	28,880,949	21,206,703

Gross margin	$(5,852,838)	$2,495,867	$(448,110)

Gross margin percentage	(11.0%)	8.0%	(2.2)%

Our efforts to consolidate and restructure our operations following several acquisitions in 2007 and 2008 have been significant and we continued with these efforts to effectively manage our operating expenses in 2010. Excluding restructuring expenses, expenses paid by issuance of common stock and warrants, non-cash stock option and restricted stock based compensation expense, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses increased by 13.0% for the year ended December 31, 2010, despite a 69.5% increase in revenues and represented 73.7% of revenues as compared to 110.5% of revenues for the year ended December 31, 2009. These expenses for the year ended December 31, 2010 were 29.3% higher than for the year ended December 31, 2008 despite a 156.1% increase in revenues over this period.

	Years Ended December 31,
	2010	2009	2008
		Restated	Restated
Revenue	$53,169,013	$31,376,816	$20,758,593

Total operating expenses	59,460,646	45,031,346	95,804,615

Operating expenses as a percentage of revenue - GAAP	111.8%	143.5%	461.5%

Less:
Restructuring expenses	(1,101,992)	(1,111,189)	-
Expenses paid by issuance of common stock and warrants	(930,202)	(560,000)	(5,326,130)
Non-cash stock option and restricted stock compensation expense	(3,837,757)	(3,376,382)	(2,712,687)
Impairment of goodwill and other long-lived assets	(11,548,650)	-	(53,110,133)
Depreciation and amortization	(2,867,866)	(5,327,033)	(4,354,028)

Total operating expenses, excluding restructuring expenses, expenses paid by issuance of common stock and warrants, non-cash stock option and restricted stock compensation expense, impairment of goodwill and other long-lived assets and depreciation and amortization	39,174,179	34,656,742	30,301,637

Operating expenses as a percentage of revenue – Non-GAAP	73.7%	110.5%	146.0%

We believe the foregoing non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

Our performance for the year ended December 31, 2010 reflects the results of, and has shaped many of the key aspects of, the strategic plan upon which we executed during the year. This plan includes initiatives related to (i) improving operating expense efficiency, (ii) developing and commercializing ground breaking products and technologies, (iii) capturing significant sales and distribution channel access, and (iv) expanding and optimizing global supply chain operations as we meet growing demand for our products.

The initial phase of our strategic plan included restructuring our operations to better align our fixed operating expenses with our business needs while increasing investment in our research and engineering resources. During the year ended December 31, 2010, we executed upon this plan by exiting our Japanese operations, consolidating our California-based operations into our headquarters in Satellite Beach, Florida and restructuring our European operations. These activities followed similar initiatives during the year ended December 31, 2009, including the closing of our New Jersey facility and our former headquarters office in Texas, which significantly reduced our headcount as well as our overhead costs. Additionally, we substantially reduced the number of employees at our Netherlands location in 2009 in order to reduce duplication in engineering efforts and to focus more on sales and distribution across Europe. We also restructured our California operations during the year ended December 31, 2009. As of December 31, 2010, our U.S. operations were consolidated into our Satellite Beach, Florida headquarters.

Another aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We are successfully executing on this initiative as evidenced by our launch of approximately 50 new products during 2010, including a new generation of LED retrofit lamps and luminaires. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting including in biological applications. Our new product pipeline remains robust and we believe our track record of introducing new, higher performance and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A third aspect of our strategic plan entails capturing greater sales and distribution channel access including by securing agreements with large, strategic customers. In the retail channel during 2010, we successfully entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are large targets for potential adoption of LED lighting.

The fourth aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010. We expect continued improvement as we gain efficiencies with volume and supply chain optimization through the qualification of additional suppliers closer to our production sites, implementation of our new ERP system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel. We have also increased the scale of our North American manufacturing and assembly operations with the expansion of our production capacity at our Satellite Beach facility and the addition of significant low-cost capacity at our facility in Monterrey, Mexico, which opened in November 2010. We also successfully established low-cost production capacity through our contract manufacturing partner in Asia. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

Recapitalization

On September 30, 2010, we entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Recapitalization Agreement, LSGC Holdings purchased $25.0 million of our common stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the company (the “Recapitalization”). Specifically, LSGC Holdings purchased 15,625,000 shares of our common stock at a price of $1.60 per share. In conjunction with the Recapitalization, we exchanged all of our outstanding shares of Series B Preferred Stock, Series C Preferred Stock, Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) and the warrant issued in conjunction with the Series E Preferred Stock (the “Series E Warrant” and together with the Series E Preferred Stock, the “Series E Units”) for a total of 32,612,249 shares of our common stock. In addition, the holders of our outstanding shares of Series C Preferred Stock elected to exercise all of their related warrants (“Series C Warrants”) on a cashless basis for 1,937,420 shares of our common stock.

In conjunction with the Recapitalization Agreement, we amended our Certificate of Incorporation to provide for the automatic conversion of all of our outstanding shares of Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) into a total of 44,072,123 shares of our common stock on December 22, 2010. Additionally, on December 30, 2010, we entered into a Warrant Agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (the “Warrant Agent”), effective as of December 22, 2010. The Warrant Agreement governs the terms of the warrants (the “Series D Warrants”) issued in conjunction with our Series D Preferred Stock (together with the Series D Warrants, the “Series D Units”), which were separated pursuant to the automatic conversion of our Series D Preferred Stock.

The Warrant Agreement provides each holder of a Series D Warrant with an exercise price reduction ranging from $0.08 to $0.10 (depending on the date of issuance) per share of common stock issuable upon exercise of such Series D Warrant. The Warrant Agreement also provides each Series D Warrant holder with a credit, registered with the Warrant Agent in the name of the holder, which ranges from approximately $4.85 to $4.88 (depending on the date of issuance) per share of common stock issuable upon exercise of such Series D Warrant (the “Accrual Credit”). The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants and cannot be used until the earlier of: (i) the passage of eight years from the date of issuance of the relevant Series D Warrant or (ii) a Liquidation Event (as defined in the Warrant Agreement) of the company. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a Liquidation Event or the eighth anniversary of its issuance, would be between $1.04 to $1.05 per share of common stock (depending on the date of issuance), except in the case of the Series D Warrant held by Koninklijke Philips Electronics N.V. (“Philips”), whose remaining exercise price would be approximately $7.05 per share of common stock.

Recent events

On January 13, 2011, we issued a warrant to The Home Depot pursuant to which The Home Depot may purchase up to 5.0 million shares of our common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The Warrant was issued in connection with our Strategic Purchasing Agreement with The Home Depot, which we entered into on July 23, 2010 and pursuant to which we supply The Home Depot with LED retrofit lamps and luminaires. The Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, if The Home Depot’s gross product orders from us, in dollar terms, are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of our common stock during negotiations with The Home Depot in July 2010 when we entered into the Strategic Purchasing Agreement. The fair value of these warrants will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenues from The Home Depot. For a discussion of the factors used in estimating fair value, see Note 13, “Equity Based Compensation Plans” to our consolidated financial statements for the year ended December 31, 2010.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and consolidated results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Our actual results may differ from these estimates. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur, additional information is obtained and our operating environment changes. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. We use a standard costing methodology to value our inventories. This costing methodology approximates actual cost on a weighted average basis. We review and set our standard costs of raw materials, work-in-process and finished goods inventory quarterly to ensure that our inventories approximate current actual costs. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each period. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal of the respective finished goods. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a periodic basis, to specifically identify obsolete, slow-moving or non-salable inventory.

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

Intangible assets with estimable useful lives are amortized over their respective useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from three to twenty years. Goodwill is not amortized, but instead we perform a goodwill impairment analysis, using the two-step method, on an annual basis at the end of our third quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

The internal forecasts used in our 2010 testing analysis were based on the expected impact of our continued sales channel expansion, roll-out of our new LED lighting product lines for which increasing demand is expected based on relevant third-party industry studies and the anticipated improvement in our gross and operating margins as we gain efficiencies with volume and supply chain optimization including the impact of our low-cost manufacturing of strategy. Should the global demand for LED lighting products be slower to develop, or if we are unable to successfully execute our strategic initiatives with respect to our target markets and profitability improvements, our actual operating results could be materially different than our internal forecasts.

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

Financial operations overview

Revenue

We derive revenue from the sale of our products and custom lighting solutions.

Product Revenue. Product revenue is derived primarily from the sale of an extensive and growing range of LED-based retrofit lamps and luminaires for specific indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. We also sell LED light engines for integration into finished lighting products, but this business, which we entered through our acquisition of Lamina, was substantially scaled back following the closure of our New Jersey facility in the third quarter of 2009 and comprised a small portion of our revenues for the year ended December 31, 2010. In addition, our California facility, which comprised the operations of LED Effects, sold white and colored LED-based lamps and subsystems such as controllers and power supplies, that were integrated by OEMs and end-users into products for the gaming industry. The California facility also sold finished lighting products that were used in architainment, which involves the use of white- or color-lighting on building exteriors and interior spaces to create unique architectural elements. We discontinued the sale of products for the gaming industry upon the closure of our California facility in the fourth quarter of 2010.

Our product revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on ongoing improvements in LED lighting performance as well as reductions in LED lighting cost. Accordingly, our ability to consistently introduce market leading products, in terms of both performance and cost per lumen, will impact our revenue growth through accelerating the use of LEDs as a replacement for existing lighting technologies as well as by increasing our share of the market. One factor that impacts the cost per lumen of our products is their selling prices. We expect our selling prices to generally decline over time and anticipate that these declines will be offset by increasing sales volume of our products. Our product revenue is also impacted by our ability to access end users of LED lighting products. Therefore, the success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products is critical to our business. As we continue to hire more sales and marketing professionals, we expect to increase the frequency and impact of our activities with potential customers. We also depend heavily on the strength of our relationships with certain OEM and retailer customers such as Osram Sylvania and The Home Depot which provide us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue. Osram Sylvania and The Home Depot accounted for 44% and 12% of our total revenue for the year ended December 31, 2010, respectively, and we expect revenues from each of these customers to increase as we further expand the number of our products that we sell through them. For the year ended December 31, 2010, product revenue represented approximately 95% of our total revenue, as compared to approximately 83% for the year ended December 31, 2009.

Custom Lighting Solutions Revenue. Custom lighting solutions revenue is derived from contracted lighting projects for the production of tailored lighting effects for architects, lighting designers and research. Our custom lighting solutions business was previously conducted primarily at our recently closed California facility and has been relocated to our Satellite Beach headquarters. Revenue from custom lighting projects varies from period-to-period depending on the number of active projects and the timing of the progress made on each project. Custom lighting solutions revenue has decreased as a percentage of revenues as we have increased our focus on our retrofit lamps and luminaires and we expect this trend to continue.

Cost of goods sold and gross profit

Cost of goods sold includes the cost of raw materials such as purchased components, including packaged LEDs and subsystems used in the manufacture and assembly of our products as well as the cost of related inbound freight, manufacturing labor, production overhead and warranty costs. We also include provisions for excess and obsolete inventory in our cost of goods sold. In addition, the cost of the services provided by our contract manufacturing partner is included in cost of goods sold.

Raw materials represent the largest portion of our cost of goods sold and increase in conjunction with revenue growth. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our revenues. In periods of rapidly increasing demand, however, we may incur higher costs to ensure adequate supply and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific parts as well as the greater the distance is between our production sites and such suppliers. We also may incur higher costs to the extent our supply chain management and production processes result in larger physical inventory variances or lower yields. Our manufacturing labor costs also increase in conjunction with revenue growth. A key factor impacting our manufacturing labor costs is the location of our production, as hourly wages at our Mexico site and at our contract manufacturer in Asia are significantly lower than those at our Satellite Beach site. Our ability to accurately forecast product demand and manage our raw materials inventory also impacts our manufacturing labor cost by: (i) reducing idle time for workers awaiting missing components, and (ii) mitigating the need for costly overtime labor to make up for lost worker time, especially at our higher-cost Satellite Beach facility. Our raw materials and manufacturing labor costs are also dependent on our ability to reduce the component count and cost as well as manufacturing complexity of our products through innovative designs. The cost of production overhead generally declines on a per unit basis with an increase in throughput at our facilities through better execution and higher volumes of production. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability.

While we expect our cost of goods sold to increase in absolute terms as our revenues increase and we expand the scale of our operations, we anticipate it to decline as a percentage of revenues leading to higher gross margin. Key factors driving this planned gross margin improvement include the continued impact of greater purchasing scale, the migration of production to lower cost sites, the qualification of additional suppliers closer to our production sites and improvements in our forecasting and supply chain management. We expect to achieve these improvements in our forecasting and supply chain management through closer collaboration with our customers, implementation of our new ERP system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel.

Our gross margin is also affected by a number of other factors, including the average selling price of our products and our ability to offset declining prices with lower production costs. Our mix of products sold and the customers to whom they are sold also impact our gross margin as certain of our products have higher levels of profitability and we may contractually price our products at lower levels to certain customers based on volume expectations, contract duration and our own cost reduction roadmap. To the extent we have temporary manufacturing or supply chain inefficiencies, implementation of our cost reduction roadmap may be delayed resulting in unplanned declines in gross margin for certain products until these inefficiencies are addressed. Our gross margin is also impacted by foreign exchange rates when we sell our products in currencies that differ from those in which we incur our manufacturing costs. Gross margin for custom lighting solutions is also impacted by our ability to accurately forecast project costs and avoid delays or cost overruns due to technological or manufacturing issues. As we expand our manufacturing capacity, new or re-engineered products move into production and we add new customers, among other factors, our gross margin will continue to fluctuate from period-to-period.

Operating expenses

Operating expenses consist of sales and marketing, operations, research and development and general and administrative expenses. Personnel-related expenses comprise the most significant component of these expenses. We expect to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, travel and other out-of-pocket expenses for marketing programs such as trade shows and industry conferences, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in sales and marketing expenses. We intend to hire additional sales personnel, aggressively market our expanding product portfolio and build additional and deepen existing relationships with strategic partners, distributors and independent sales agents on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars though we believe they will decrease as a percentage of revenue as these initiatives achieve their anticipated result.

Operations Expenses. Operations expenses consist primarily of personnel-related expenses for employees engaged in procurement, supply chain management and quality assurance activities as well as allocated facilities and other related overhead costs. We expect to hire additional procurement, supply chain management and quality assurance personnel to support the anticipated growth of our business during 2011. Accordingly, we expect that our operations expenses will continue to increase in absolute dollars though we believe they will decrease as a percentage of revenue over time.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses for employees engaged in the development of new products, the enhancement of existing products and research into new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. Research and development expenses also include costs of lab materials and prototypes related to these activities and allocated facilities and other related overhead costs. We expense all of our research and development costs as they are incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable. We expect research and development expenses to continue to increase in absolute dollars, as we invest further in the development of our product portfolio and technology, including by expanding our headcount though we believe they will decrease as a percentage of revenue over time.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses for employees involved in executive, finance, human resource and information technology functions, as well as fees for professional services, public company costs and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors and officers insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent litigation, are inherently hard to predict and may vary materially from period to period. We expect to incur higher general and administrative expenses as we hire additional personnel, including a new Chief Executive Officer, and enhance our infrastructure to support the anticipated growth of our business though we believe they will decrease as a percentage of revenue over time.

Restructuring Expenses. We record restructuring expenses associated with management approved restructuring plans to reorganize one or more of our business functions or to remove duplicative headcount and infrastructure associated with one or more locations. These items primarily include estimates of employee separation costs and the full amounts payable pursuant to remaining lease obligations (net of anticipated sublease income), which we refer to as accrued rent costs. The timing of associated cash payments is dependent upon the type of restructuring expense and can extend over a multi-year period. Restructuring expenses are recorded based upon planned employee termination dates, site closures and consolidation plans and are not anticipated to be recurring.

Results of operations

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Year ended December 31, 2010 compared to year ended December 31, 2009

	Years Ended December 31,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
		Restated
Revenue	$53,169,013	$31,376,816	21,792,197	69.5%	100.0%	100.0%
Cost of goods sold	59,021,851	28,880,949	30,140,902	104.4%	111.0%	92.0%
Sales and marketing (1)	11,107,379	7,200,323	3,907,056	54.3%	20.9%	22.9%
Operations (1)	4,834,592	6,243,968	(1,409,376)	-22.6%	9.1%	19.9%
Research and development (1)	10,246,511	4,395,320	5,851,191	133.1%	19.3%	14.0%
General and administrative (1)	17,753,656	20,753,513	(2,999,857)	-14.5%	33.4%	66.1%
Restructuring expenses (1)	1,101,992	1,111,189	(9,197)	-0.8%	2.1%	3.5%
Impairment of goodwill and other long-lived assets	11,548,650	-	11,548,650	*	21.7%	0.0%
Depreciation and amortization	2,867,866	5,327,033	(2,459,167)	-46.2%	5.4%	17.0%
Interest income	3,450	1,104	2,346	212.5%	0.0%	0.0%
Interest expense, including related party	(3,501,056)	(6,058,693)	2,557,637	-42.2%	-6.6%	-19.3%
(Increase) decrease in fair value of derivative financial instruments	(150,557,529)	2,731	(150,560,260)	*	-283.2%	0.0%
Dividends on preferred stock	(3,534,795)	(37,356)	(3,497,439)	*	-6.6%	-0.1%
Accretion of preferred stock	(73,077,280)	(126,017)	(72,951,263)	*	-137.4%	-0.4%
Other income (expense), net	(281,352)	203,781	(485,133)	-238.1%	-0.5%	0.6%
Income tax benefit	(1,123,107)	(413,002)	(710,105)	171.9%	-2.1%	-1.3%

Net loss	$(295,138,939)	$(48,136,927)	(247,002,012)	513.1%	-555.1%	-153.4%

*	Variance is not meaningful.

(1)	During 2010, we modified the presentation of our operating expenses to separately present research and development and restructuring expenses in our consolidated statement of operations and comprehensive loss. This modification resulted in changes to operations, sales and marketing and general and administrative expenses related to the separation of restructuring expense, as well as changes to operations expense related to the separation of research and development. This table reflects management’s modified presentation for all periods presented

Revenues

Revenues increased $21.8 million, or 69.5%, to $53.2 million for the year ended December 31, 2010 from $31.4 million for the year ended December 31, 2009. The increase in revenues was primarily a result of our introduction of approximately 50 new LED retrofit lamps and luminaires during the year ended December 31, 2010, the addition or expansion of relationships with key customers for retrofit lamps including The Home Depot and several branded lighting OEMs as well as the continued increase in market adoption of LED lighting for general illumination. The increase in sales of retrofit lamps and luminaires was partially offset by reductions in sales of our other products that we continued to deemphasize or phase out as we restructured and closed our operations in New Jersey and California during the years ended December 31, 2010 and 2009. Revenues from custom lighting solutions also declined during the year ended December 31, 2010, contributing to the decision to close our California office.

Cost of goods sold

Cost of goods sold increased $30.1 million, or 104.4%, to $59.0 million for the year ended December 31, 2010 from $28.9 million for the year ended December 31, 2009. The increase in cost of goods sold was primarily due to the increase in sales during the year ended December 31, 2010.

Cost of goods sold as a percentage of revenues increased for the year ended December 31, 2010 to 111.0% (or a negative gross margin of 11.0%) as compared to 92.0% (or a gross margin of 8.0%) for the year ended December 31, 2009. The increase in cost of goods sold as a percentage of revenue was primarily the result of higher than normal costs for the initial launch and production ramp of new products and our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products and included:

•

higher than expected wages as a result of inefficiencies in our newly developed supply chain, the rapid expansion and training of our labor force and delays in establishing lower cost internal and third-party contract manufacturing and assembly capacity;

•	expedited materials delivery by means of premium freight; and

•	spot purchases of long lead-time materials at higher than our normal contracted prices.

For the year ended December 31, 2010, production labor costs were $9.8 million, or 18.4% of revenues compared to $1.3 million, or 4.0% of revenues for the year ended December 31, 2009. Freight-in was $5.9 million, or 10.2% of revenues for the year ended December 31, 2010 compared to $150,000, or 0.5% of revenues for the year ended December 31, 2009. Although spot purchases of long lead-time materials were dilutive to our gross margin, they were not the primary driver of the negative gross margin for the year ended December 31, 2010. Spot purchases of long lead-time materials were generally executed when routine lead times would not allow us to meet the needs of our customers and they fluctuated during the year ended December 31, 2010, with a more significant impact in both the second and fourth quarters. We believe that although spot purchases may continue to have some periodic negative effect on our gross margin, the overall impact will continue to decrease as our supply chain operations improve. Because the inefficiencies discussed above primarily related to our rapidly growing retrofit lamps business rather than our currently higher margin luminaire and custom solutions businesses, the mix of products sold negatively impacted gross margin during the year ended December 31, 2010.

Although, our provision for excess and obsolete inventory for the year ended December 31, 2010 of $1.5 million, or 2.8% of revenues, contributed to our negative gross margin, it represented a decline from $4.1 million, or 13.2% of revenues, for the year ended December 31, 2009. The provision for excess and obsolete inventory for the year ended December 31, 2010 was primarily related to the phasing out of certain products by our Netherlands and California operations as part of our restructuring efforts. The provision for excess and obsolete inventory for the year ended December 31, 2009 was primarily related to excess inventory for developmental stage products. During 2009, we were frequently required to purchase raw materials inventory for the development of new products in excess of demand due to minimum order requirements with our vendors. As product development progressed, we discovered that certain designs or components needed to be improved or replaced, at which time the purchased inventory was included in our provision for excess and obsolete inventory unless it could be used to manufacture other finished goods inventory.

Sales and marketing

Sales and marketing expenses increased $3.9 million, or 54.3%, to $11.1 million for the year ended December 31, 2010 from $7.2 million for the year ended December 31, 2009. The increase in sales and marketing expenses was primarily due to an increase in variable costs in conjunction with the increase in sales for the year ended December 31, 2010. Specifically, freight not billed to customers and commissions increased $2.1 million and $533,000, respectively. In addition, samples and marketing costs increased with the historically high number of new products launched during the year and increased customer demonstrations as we increased our sales and marketing activity. Personnel expenses also increased due to the expansion of our sales and marketing group in support of our increased direct sales initiatives and in an effort to better manage our growing roster of strategic account customers and distributors and independent sales partners.

Operations

Operations expenses decreased $1.4 million, or 22.6%, to $4.8 million for the year ended December 31, 2010 from $6.2 million for the year ended December 31, 2009. The decrease in operations expenses was primarily due to a decrease in both personnel and overhead costs as a result of the closing of our Texas and New Jersey facilities in the second and third quarters of 2009, respectively.

Research and development

Research and development expenses increased $5.9 million, or 133.1%, to $10.2 million for the year ended December 31, 2010 from $4.4 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to costs related to our historically high number of new product introductions during the year ended December 31, 2010 and in support of the development of numerous new products to be launched in 2011. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. There increases in research and development expenses were partially offset by the decrease in research and development expenses resulting from the closing of our New Jersey facility during the year ended December 31, 2009.

General and administrative

General and administrative expenses decreased $3.0 million, or 14.5%, to $17.8 million for the year ended December 31, 2010 from $20.8 million for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily due to: (i) a decrease in legal fees of $1.7 million as a result of the resolution of our litigation with Philips and its affiliates in August 2009, (ii) a $1.1 million reversal of non-vested restricted stock expense during the year ended December 31, 2010 due to the forfeiture of awards upon the termination or resignation of certain employees, and (iii) reductions in personnel and overhead costs of $1.1 million as a result of the closing of our Texas and New Jersey facilities in the second and third quarters of 2009, respectively. These decreases in general and administrative expenses were partially offset by an increase in professional and legal fees of $162,000 related to the Recapitalization, as well as an increase in consulting fees of $431,000 associated with our efforts to improve our internal controls and procedures framework.

Restructuring expenses

Restructuring expenses decreased $9,000, or 0.1%, to $1.1 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Restructuring expenses for the year ended December 31, 2010 consisted of $1.7 million in severance and termination benefits and accrued rent costs related to the closing of our California office and restructuring of our Netherlands office in the fourth quarter of 2010. These expenses were partially offset by a $601,000 gain on the exit of our Japanese operations in July 2010. Restructuring expenses for the year ended December 31, 2009 consisted of severance and termination benefits and accrued rent costs related to the closing of our Texas and New Jersey facilities and the initial restructuring of our California operations.

Impairment of goodwill and other long-lived assets

Due to on-going negative cash flows and other factors at our Netherlands operations, we performed an impairment analysis of the assets of LSGBV to determine whether any goodwill or other intangible assets were impaired as of June 30, 2010. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we deemed relevant. As a result of this analysis, we determined that the LSGBV assets were materially impaired.

We also performed an impairment analysis of the intangible assets related to LED Effects as of December 31, 2010 due to the greater than anticipated headcount reductions associated with the closing of our California based operations and the relocation of certain of its personnel and operations to our Satellite Beach headquarters. As a result of this analysis, we determined that the LED Effects intangible assets were materially impaired.

The following table summarizes the total impairment charges recorded in 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500
Trademarks acquired on the acquisition of LED Effects	533,975
Customer relationships acquired on the acquisition of LED Effects	559,666

Total impairment of goodwill and other long-lived assets	$11,548,650

Depreciation and amortization

Depreciation and amortization expense decreased $2.5 million, or 46.2%, to $2.9 million for the year ended December 31, 2010 from $5.3 million for the year ended December 31, 2009. The decrease in depreciation and amortization expense was due to changes in the estimated useful lives of certain intangible assets that occurred during the year ended December 31, 2009. In addition, the closing of the New Jersey facility in the third quarter of 2009 resulted in the disposal of certain leasehold improvements and production equipment, which reduced depreciation expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Interest income

Interest income increased $2,000 for the year ended December 31, 2010 to $3,000 from $1,000 for the year ended December 31, 2009. For both periods, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest expense, including related party

Interest expense, including related party, decreased $2.6 million, or 42.2%, to $3.5 million for the year ended December 31, 2010 from $6.1 million for the year ended December 31, 2009. The decrease in interest expense was primarily due to the conversion of the principal and accrued interest underlying the convertible notes issued to Pegasus IV and Philips in 2009 into Series D Units in March 2010, a decrease in guaranty and transaction fees related to our BMO line of credit, and the payment in full of the outstanding principal balance on our BMO line of credit in April 2010 and again in June 2010, which resulted in smaller outstanding debt balances during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 consisted primarily of: (i) $1.0 million for the acceleration of prepaid fees related to the issuance of the Series D and Series E Units in the first half of 2010; (ii) $955,000 of interest expense related to the convertible notes issued to Pegasus IV and Philips; (iii) $906,000 of guaranty fees payable to Pegasus IV related to the BMO line of credit, which we terminated in October 2010; (iv) $367,000 of interest expense related to the BMO line of credit; (v) $133,000 of interest expense related to LSGBV’s debt facilities; and (vi) $53,000 of interest expense and fees related to our Wells Fargo line of credit, which we entered into in November 2010. The prepaid fees related to the Series D and Series E Units were being amortized over the life of the Series D and Series E Preferred Stock underlying the Series D and Series E Units but were fully expensed as of September 30, 2010 upon the conversion of the Series D Preferred Stock underlying the Series D Units and the exchange of the Series E Preferred Stock underlying the Series E Units into shares of our common stock in December and September 2010, respectively, in conjunction with the Recapitalization. Interest expense for the year ended December 31, 2009 consisted primarily of: (i) $3.2 million of interest expense related to the convertible note initially issued to Pegasus IV in May 2009 and the convertible note issued to Philips in August 2009; (ii) $1.9 million of guaranty and transaction fees related to the BMO line of credit, which we entered into in July 2008; (iii) $848,000 of interest expense related to the BMO line of credit; and (iv) $259,000 of interest expense related to LSGBV’s debt facilities.

(Increase) decrease in fair value of liabilities under derivative contracts

Prior to the Recapitalization, the Series D Warrants and Series E Warrant underlying the Series D and Series E Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the Series D Warrants increased by $155.5 million from March 3, 2010, the initial issuance date of the Series D Units that included the Series D Warrants, through December 22, 2010, the date on which the shares of Series D Preferred Stock underlying the Series D Units were converted into shares of our common stock, primarily due to an increase in the price of our common stock during this period. The fair value of the Series E Warrant decreased by $5.0 million from June 23, 2010, the issuance date of the Series E Units that included the Series E Warrant, through September 30, 2010, the date on which the Series E Warrant underlying the Series E Units was exchanged for shares of our common stock, primarily due to a decrease in the price of our common stock during this period. For the year ended December 31, 2009, the decrease in fair value of liabilities under derivative contracts of $3,000 related to changes in the fair value of warrants issued to certain directors and officers and was primarily due to a decrease in the price of our common stock during this period.

Dividends on preferred stock

Dividends on preferred stock increased $3.5 million for the year ended December 31, 2010 to $3.5 million from $37,000 for the year ended December 31, 2009. For the year ended December 31, 2010, $3.5 million of dividends were incurred on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010. For the year ended December 31, 2009, we paid dividends on our 6% Convertible Preferred Stock. All outstanding shares of 6% Convertible Preferred Stock were redeemable on May 10, 2010. As of December 31, 2010, 186,528 shares of the 6% Convertible Preferred Stock had been redeemed for $597,000. Upon presentment by the holders thereof, an additional 10,374 shares of 6% Convertible Preferred Stock will be redeemed for $33,000. For the year ended December 31, 2010, we paid $20,000 of dividends on our 6% Convertible Preferred Stock.

Accretion of preferred stock

Accretion of preferred stock increased $73.0 million for the year ended December 31, 2010 to $73.1 million from $126,000 for the year ended December 31, 2009. For the year ended December 31, 2010, $73.0 million of accretion expense was incurred on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010. The preferred stock was being accreted over the life of the Series D and Series E Preferred Stock, but was fully expensed as of September 30, 2010 upon the conversion of the Series D Preferred Stock underlying the Series D Units and the exchange of the Series E Preferred Stock underlying the Series E Units into shares of our common stock in December and September 2010, respectively, in conjunction with the Recapitalization. For the year ended December 31, 2010, $44,000 of accretion expense was also incurred on our 6% Convertible Preferred Stock. For the year ended December 31, 2009, $126,000 of accretion expense was incurred on our 6% Convertible Preferred Stock.

Other income (expense), net

Other income (expense), net decreased $484,000 for the year ended December 31, 2010 to other expense of $281,000 from other income of $204,000 for the year ended December 31, 2009. Other income (expense) for the years ended December 31, 2010 and 2009 was primarily due to the effect of foreign exchange translations at LSGBV.

Income tax benefit

Income tax benefit increased $710,000 for the year ended December 31, 2010 to $1.1 million from $413,000 for the year ended December 31, 2009. The income tax benefit recognized during the year ended December 31, 2010 was mainly due to the establishment of an additional valuation allowance of $1.1 million for deferred tax liabilities recorded by LSGBV. For the year ended December 31, 2010, the effective tax rate of 0.4% differed from the federal statutory rate of 34% due to an anticipated loss for fiscal 2010. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Because of our history of operating losses, management deemed that it was more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully offset by a valuation allowance as of December 31, 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Years Ended December 31,		Variance		Percentage of Revenue
	2009	2008	$	%	2009	2008
	Restated	Restated
Revenue	$31,376,816	$20,758,593	10,618,223	51.2%	100.0%	100.0%
Cost of goods sold	28,880,949	21,206,703	7,674,246	36.2%	92.0%	102.2%
Sales and marketing (1)	7,200,323	5,847,833	1,352,490	23.1%	22.9%	28.2%
Operations (1)	6,243,968	6,008,872	235,096	3.9%	19.9%	28.9%
Research and development (1)	4,395,320	3,259,188	1,136,132	34.9%	14.0%	15.7%
General and administrative (1)	20,753,513	23,224,561	(2,471,048)	-10.6%	66.1%	111.9%
Restructuring expenses (1)	1,111,189	-	1,111,189	*	3.5%	0.0%
Impairment of goodwill and other long-lived assets	-	53,110,133	(53,110,133)	*	0.0%	255.8%
Depreciation and amortization	5,327,033	4,354,028	973,005	22.3%	17.0%	21.0%
Interest income	1,104	188,460	(187,356)	-99.4%	0.0%	0.9%
Interest expense, including related party	(6,058,693)	(1,425,446)	(4,633,247)	325.0%	-19.3%	-6.9%
Decrease in fair value of derivative financial instruments	2,731	415,628	(412,897)	-99.3%	0.0%	2.0%
Dividends on preferred stock	(37,356)	(533)	(36,823)	*	-0.1%	0.0%
Accretion of preferred stock	(126,017)	(94,607)	(31,410)	33.2%	-0.4%	-0.5%
Other income (expense), net	203,781	(1,740)	205,521	*	0.6%	0.0%
Income tax benefit	(413,002)	(2,207,507)	1,794,505	-81.3%	-1.3%	-10.6%

Net loss	$(48,136,927)	$(94,963,456)	46,826,529	-49.3%	-153.4%	-457.5%

*	Variance is not meaningful.
(1)	During 2010, we modified the presentation of our operating expenses to separately convey research and development and restructuring expenses in our consolidated statement of operations and comprehensive loss. This modification resulted in changes to operations, sales and marketing and general and administrative expenses related to the separation of restructuring expense, as well as changes to operations expense related to the separation of research and development. This table reflects management’s modified presentation for all periods presented.

Revenues

Revenues increased $10.6 million, or 51.2%, to $31.4 million, for the year ended December 31, 2009 from $20.8 million for the year ended December 31, 2008. Revenues for the year ended December 31, 2009 consisted primarily of sales of LED retrofit lamps and luminaires for general illumination, including retail display, and of light engines and components to OEMs for general illumination and gaming. Revenues for the year ended December 31, 2009 also included the delivery of four major custom projects in Asia, Europe and North America. The increase in revenues was primarily a result of our acquisition of LSGBV (the operations of which are included for eight months in fiscal 2008 compared to twelve months in fiscal 2009), the purchase of the net assets of Lamina (the operations of which are included for five months in fiscal 2008 compared to twelve months in fiscal 2009), increased sales of lamps and luminaires as we introduced several new products in the second half of 2008 and in 2009 and as adoption of LED lighting for general illumination gained further traction and the delivery of four custom projects. These increases were partially offset by reductions in sales of our other products which we continued to deemphasize or phase out as we restructured our California operations and closed our New Jersey facility during the year ended December 31, 2009.

Cost of goods sold

Cost of goods sold increased $7.7 million, or 36.2%, to $28.9 million for the year ended December 31, 2009 from $21.2 million for the year ended December 31, 2008. The increase in cost of goods sold was primarily due to the increase in sales during the year ended December 31, 2009.

Cost of goods sold as a percentage of revenues decreased for the year ended December 31, 2009 to 92.0% (or a gross margin of 8.0%) as compared to 102.2% (or a negative gross margin of 2.2%) for the year ended

December 31, 2008. The decrease in cost of goods sold as a percentage of revenue was primarily the result of better custom project margins recognized on the custom projects completed in 2009 and a decrease in the provision for excess and obsolete inventory for the year ended December 31, 2009 to $4.1 million, or 13.2% of revenues, from $4.5 million, or 21.8% of revenues, for the year ended December 31, 2008. This decrease in the provision for excess and obsolete inventory was due primarily to an improvement in the planning and purchasing for products.

Sales and marketing

Sales and marketing expenses increased $1.4 million, or 23.1%, to $7.2 million for the year ended December 31, 2009 from $5.8 million for the year ended December 31, 2008. The increase in sales and marketing expenses was primarily due to: (i) our acquisitions of LSGBV and Lamina and the effect of a full year of combined operations compared to a partial year of combined operations during the year ended December 31, 2008, (ii) increases in samples and other marketing costs related to new products launched in the second half of 2008 compared to a full year of such expenses for the year ended December 31, 2009, and (iii) an increase in commissions resulting from the increase in sales during the year ended December 31, 2009.

Operations

Operations expenses increased $235,000, or 3.9%, to $6.2 million for the year ended December 31, 2009 from $6.0 million for the year ended December 31, 2008. The increase in operations expenses was primarily due to our acquisitions of LSGBV and Lamina and the effect of a full year of combined operations compared to a partial year of combined operations during the year ended December 31, 2008.

Research and development

Research and development expenses increased $1.1 million, or 34.9%, to $4.4 million for the year ended December 31, 2009 from $3.3 million for the year ended December 31, 2008. The increase in research and development expenses was primarily due to higher personnel related expenses, external development costs and prototype expenses related to increased new product development activities. These increases in research and development expenses were partially offset by a reduction in contract later costs.

General and administrative

General and administrative expenses decreased $2.5 million, or 10.6%, to $20.8 million for the year ended December 31, 2009 from $23.2 million for the year ended December 31, 2008. The decrease in general and administrative expenses was primarily due to reduced legal fees as a result of the resolution of our litigation with Philips and its affiliates in August 2009 and reductions in personnel and overhead costs as a result of the closing of our Texas and New Jersey facilities in the second and third quarters of 2009, respectively. These decreases in general and administrative expenses were partially offset by our acquisitions of LSGBV and Lamina and the effect of a full year of combined operations compared to a partial year of combined operations during the year ended December 31, 2008.

Restructuring expenses

Restructuring expenses for the year ended December 31, 2009 consisted of $1.1 million in severance and termination benefits and accrued rent costs related to the closing of our Texas and New Jersey facilities and the initial restructuring of our California operations.

Impairment of goodwill and other long-lived assets

As of September 30, 2009, we completed our annual assessment of the fair value of our goodwill and determined that no impairment had occurred and therefore no impairment expense was recorded for the year ended December 31, 2009.

We performed an impairment analysis of our goodwill and other intangible assets during the fourth quarter of 2008 due to a number of factors that occurred during the year ended December 31, 2008, including: (i) delays in the development and launch of several new products, (ii) product failures, (iii) customer delays on custom projects, (iv) the lack of the availability of financing for customers to complete significant projects and installations, (v) the general slowdown in construction spending, and (vi) the reduction in the market price of our common stock. As a result of this analysis, we determined that our intangible assets were materially impaired.

The following table summarizes the total impairment charges recorded in 2008:

Goodwill arising on the acquisition of Lighting Science Group Corp	$42,605,552
Technology and patents acquired on the acquisition of Lighting Science Group Corp	2,419,984
Goodwill arising on the acquisition of LSGBV	6,159,000
Trademarks acquired on the acquisition of LSGBV	796,741
Technology and patents acquired on the acquisition of LSGBV	322,856
Customer relationships acquired on the acquisition of LSGBV	806,000

Total impairment of goodwill and other long-lived assets	$53,110,133

Depreciation and amortization

Depreciation and amortization expense increased $973,000, or 22.3%, to $5.3 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008. The increase in depreciation and amortization expense was primarily due to: (i) a $711,000 increase in amortization expense for certain definite-lived intangible assets due to a reduction in the estimated useful life of such assets, (ii) a $600,000 increase in amortization expense for certain software assets due to a reduction in the estimated useful life of such software, and (iii) an increase in depreciation expense related to tooling and molds and other production assets purchased in the second half of 2008.

Interest income

Interest income decreased $187,000 for the year ended December 31, 2009 to $1,000 from $188,000 for the year ended December 31, 2008 due to a decrease in cash balances during 2008. At December 31, 2008 and for all of 2009 there were limited funds available for investment in interest bearing investments.

Interest expense, including related party

Interest expense, including related party, increased $4.6 million, or 325.0%, to $6.1 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008. The increase in interest expense was primarily due to interest accrued on the convertible note initially issued to Pegasus IV in May 2009 and the convertible note issued to Philips in August 2009. Interest expense for the year ended December 31, 2009 consisted primarily of: (i) $3.2 million of interest expense related to the convertible notes issued to Pegasus IV and Philips, which included interest expense related to the promissory notes issued to Pegasus IV in December 2008 and February, April and May 2009 that were exchanged into the convertible note initially issued to Pegasus IV in May 2009; (ii) $1.9 million of guaranty and transaction fees related to the BMO line of credit, which we entered into in July 2008; (iii) $848,000 of interest expense related to the BMO line of credit; and (iv) $259,000 of interest expense related to LSGBV’s debt facilities. Interest expense for the year ended December 31, 2008 consisted primarily of: (i) $674,000 of guaranty and transaction fees related to the BMO line of credit; (ii) $362,000 of interest expense related to the BMO line of credit; (iii) $302,000 of interest expense related to LSGBV’s debt facilities and (iv) $61,000 of interest expense related to promissory notes issued to Pegasus IV and certain executives in December 2008.

Decrease in fair value of liabilities under derivative contracts

The decrease in fair value of derivative financial instruments for the years ended December 31, 2009 and 2008 related to changes in the fair value of warrants issued to certain directors and officers. These warrants were accounted for as liabilities and recorded at fair value using the Black Scholes valuation method. The decreases in fair value for the years ended December 31, 2009 and 2008 were primarily due to changes in the price of our common stock and changes in the expected life of these warrants during these periods.

Dividends on preferred stock

Dividends on preferred stock increased $37,000 for the year ended December 31, 2009 to $37,000 from $1,000 for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, we paid dividends on our 6% Convertible Preferred Stock, which we issued in May 2005.

Accretion of preferred stock

Accretion of preferred stock increased $31,000 for the year ended December 31, 2009 to $126,000 from $95,000 in the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, accretion expense was incurred on our 6% Convertible Preferred Stock, which we issued in May 2005.

Other income (expense), net

Other income (expense), net increased $205,000 for the year ended December 31, 2009 to other income of $203,000 from other expense of $2,000 for the year ended December 31, 2008. Other income (expense) for the years ended December 31, 2009 and 2008 was primarily due to the effect of foreign exchange translations at LSGBV.

Income tax benefit

Income tax benefit decreased $1.8 million, or 81.3%, to $413,000 for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008. The income tax benefit recognized during the year ended December 31, 2009 was mainly due to the establishment of an additional valuation allowance of $40.5 million recorded against the net deferred tax assets. Due to our history of net losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets as of December 31, 2009.

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

On October 4, 2010, we terminated our revolving line of credit with the Bank of Montreal and the related guaranty agreement pursuant to the terms of the Recapitalization Agreement. On November 22, 2010, we entered into an asset-based revolving credit facility with Wells Fargo Bank, N.A. that provides us with borrowing capacity of up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of December 31, 2010, we had approximately $4.7 million outstanding under the Wells Fargo line of credit and additional borrowing capacity of approximately $9.5 million.

LSGBV has negotiated short and long term debt facilities with ABN AMRO Bank. The long-term debt facility with ABN AMRO matured on December 15, 2010. As of December 31, 2010, we had $226,000 outstanding under the short-term ABN AMRO line of credit. LSGBV also has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 82% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of December 31, 2010, we had approximately $1.2 million outstanding under the IFN Finance line of credit.

As of December 31, 2010, we had cash and cash equivalents of approximately $14.5 million. In January 2011, we received approximately $18.0 million from a private placement of our common stock led by our affiliates, including Pegasus Capital and two of our directors, and expect to receive $7.0 million in life insurance proceeds during 2011 from a key-man life insurance policy issued on Zachary Gibler, our former Chairman and Chief Executive Officer. We also recently filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of our common stock, but such offering remains subject to a number of conditions. Upon receipt of the proceeds from such life insurance policy and the proposed offering of our common stock, we believe we will be able to fund our operations for at least the next 12 months. However, given the rapid anticipated growth in our business and our cash flow needs to support this growth, we may need to raise additional capital through the issuance of equity, equity-related or debt securities or through additional borrowings from financial institutions in the future. We cannot be certain that these additional funds will be available on terms satisfactory to us or at all.

Contractual obligations

As of December 31, 2010, payments to be made pursuant to significant contractual obligations were as follows:

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

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $45.4 million, $31.2 million and $28.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in operating activities increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to a higher year over year net loss, which included certain non-cash reconciliation items comprised primarily of a $150.6 million increase in fair value of warrants, $73.1 million accretion of preferred stock, $3.5 million in accrued dividends on preferred stock, $11.5 million in goodwill and other long-lived assets impairment, $2.9 million in depreciation and amortization and $4.8 million of stock-based compensation expense. For the year ended December 31, 2009, non-cash reconciliation items included a $129,000 increase in fair value of warrants and accretion of preferred stock, $5.3 million in depreciation and amortization and $3.9 million of stock-based compensation expense. The increase in net loss for the year ended December 31, 2010, excluding these non-cash reconciliation items, was primarily a result of higher than normal costs for the initial launch of our new products and supply chain inefficiencies associated with faster than anticipated growth in demand for our products. For the year ended December 31, 2008, non-cash reconciliation items included $53.1 million in goodwill and other long-lived assets impairment, $4.4 million in depreciation and amortization and $8.0 million of stock-based compensation expense, which was partially offset by a $321,000 net benefit for a decrease in fair value of warrants and accretion of preferred stock. The increase in net loss for the year ended December 31, 2009, excluding these non-cash reconciliation items, was primarily a result of higher operating expenses following our acquisitions in 2008 and higher interest expense on increased borrowings.

Net cash used in operating activities driven by our net losses was partially offset by improvements in working capital. For the year ended December 31, 2010, accounts receivable increased $10.7 million due to the growth in our revenues, inventories increased $14.6 million due to the build-up of materials and components and finished products to support near-term demand for our products and prepaid expenses increased $4.0 million. These uses of cash were more than offset by a $29.2 million increase in accounts payable as we increased our procurement activities to support anticipated growth and a $2.5 million increase in accrued expenses and other liabilities. Working capital items were also a source of cash for the year ended December 31, 2009 as accounts receivable, inventories and prepaid expenses declined $1.6 million, $4.1 million and $300,000, respectively, and accounts payable and accrued expenses and other liabilities increased $1.1 million and $2.1 million, respectively. For the year ended December 31, 2008, net changes in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and other liabilities was a $2.2 million source of cash.

Investing activities

Cash used in investing activities primarily relates to the purchase of property and equipment and cash consideration for strategic acquisitions. Net cash used in investing activities was $6.6 million, $1.1 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in cash used in investing activities for the year ended December 31, 2010 was due to an increase in our capital expenditures as we continued to expand our production capacity at our headquarters in Satellite Beach, FL and established our new manufacturing facility in Monterrey, Mexico.

The decrease in cash used in investing activities for the year ended December 31, 2009 was due to a modest decrease in capital expenditures in 2009 and the absence of strategic acquisitions in 2009. Cash used in acquisitions for the year ended December 31, 2008 included $6.2 million for the purchase of LSGBV and $4.8 million for the purchase of the net assets of Lamina.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $66.3 million, $32.0 million and $30.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in cash provided by financing activities for the year ended December 31, 2010 was a result of proceeds from the issuance of mandatorily redeemable Series D and Series E Preferred Stock and the issuance of common stock for $25.4 million, $30.0 million and $25.0 million, respectively. These proceeds were partially offset by $13.8 million in net repayments of short- and long-term borrowings. For the year ended December 31, 2009, cash provided by financing activities included $35.8 million in net proceeds from the issuance of promissory notes which was partially offset by $3.8 million in net repayments of short- and long-term borrowings. For the year ended December 31, 2008, cash provided by financing activities included $20.0 million in net proceeds from net short- and long-term borrowings and $10.7 million in proceeds from a private placement of our common stock and the exercise of common stock warrants.

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

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is a list of the names and ages as of June 23, 2011 of our directors and executive officers and a brief account of the experience of each of them.

Name	Age	Position
James Haworth	48	Chairman and Chief Executive Officer

John Stanley	44	Chief Operating Officer

Gregory Kaiser	39	Chief Financial Officer

Frederic Maxik	51	Chief Technology Officer

David Henderson	39	Chief Development Officer

Edward “Ted” Russ	42	Chief Business Development Officer

Charles Darnell	73	Vice Chairman of the Board of Directors

Donald Harkleroad	67	Vice Chairman of the Board of Directors

Richard Weinberg	51	Vice Chairman of the Board of Directors

Robert Bachman	69	Director

David Bell	68	Director

Michael Kempner	53	Director

T. Michael Moseley	61	Director

Leon Wagner	58	Director

Executive officers

James Haworth was appointed to serve as our Chief Executive Officer on April 28, 2011. Mr. Haworth previously served as the head of marketing and strategy for Philips Professional Luminaires North America (“Philips North America”) where he was responsible for all upstream marketing functions of Philips North America’s lighting business and managed Philips North America’s mergers and acquisitions activities in LED lighting. Mr. Haworth has also served as the President and Chief Executive Officer of JJI Lighting Group, which in 2006 was strategically sold to the Genlyte Group. Mr. Haworth supervised the acquisition and implementation team at the Genlyte Group until it was subsequently purchased by Philips North America in 2008. Mr. Haworth is a Certified Public Accountant and holds a BBA from Loyola University of Chicago and a MBA from the J.L. Kellogg Graduate School of Business at Northwestern University. He is a member of several professional associations, including the American Institute of Certified Public Accountants.

John Stanley has served as our Chief Operating Officer since June 1, 2010. Mr. Stanley previously served as Senior Vice President of Global Supply Chain from April 2010 to June 2010. He has more than 10 years of production and logistics experience managing manufacturing operations in various industries including automotive, electronics, furniture and metals. Mr. Stanley received his bachelor’s degree in engineering from Clarkson University and his M.B.A. from the University of Michigan. From 2009 to 2010, Mr. Stanley served as Vice President of Operations for Shapes, LLC, one of North America’s largest aluminum extrusion operations. From 2008 to 2009, he was Senior Vice President of Operations for Rowe Fine Furniture, Inc., a Virginia-based custom furniture company. Prior to that, from 2006 to 2007, Mr. Stanley served as Vice President of Operations and Supply Chain for Acuity Brands, an electronics and lighting manufacturing company. From 1989 to 2006, Mr. Stanley held numerous plant and site manager positions with Delphi, a leading global supplier of automotive components.

Gregory Kaiser has served as our Chief Financial Officer since July 28, 2010. Prior to joining us, Mr. Kaiser held senior accounting positions with both publicly-traded and privately-held companies. Since 2009, Mr. Kaiser served as Co-founder and Chief Financial Officer for Mycontent.com, LLC, a start-up social networking website. Prior to joining Mycontent.com, from 2003 until 2009, Mr. Kaiser held numerous positions, including Vice President and Chief Financial Officer of an internal division, with HD Supply, Inc., a wholesale distributor serving professional customers in the infrastructure and energy, maintenance and improvement and specialty construction markets. Prior to joining HD Supply, Inc., Mr. Kaiser served as Assistant Corporate Controller for Hughes Supply, Inc., a former public company listed on the New York Stock Exchange. From 2001 until 2003, Mr. Kaiser served as Division Controller for Equitable Resources, Inc., a public company traded on the New York Stock Exchange. From 1996 – 2001, Mr. Kaiser served with the Internal Audit division of Pitt-Des Moines, Inc., and from 1994 – 1996, Mr. Kaiser served as an accountant for Deloitte & Touche LLP. Mr. Kaiser is a Certified Public Accountant and received a bachelor’s degree from West Virginia University in Business Administration/Accounting.

Fredric Maxik has served as our Chief Technology Officer since January 2010 and from June 2004 to October 2007. Prior to serving in this capacity, Mr. Maxik served as our Chief Scientific Officer from October 2007 to January 2010. He also served as a director from August 2004 to October 2007. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electric Co., Ltd., in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of vice president of product development for Onkyo Corporation in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik has 38 U.S. patents in the field of solid state lighting. Mr. Maxik is an operating advisor for Pegasus Capital, an affiliate of our largest stockholders that collectively beneficially owned 84.6% of our common stock as of June 23, 2011.

David Henderson has served as our Chief Development Officer since November 2010. From October 2009 to October 2010, Mr. Henderson was our Senior Vice President of Product Development and, from March 2008 to September 2009, served as our Director of Product Development. Prior to joining us, from 2001 to 2008, Mr. Henderson was the Director of Product Management and Engineering for Acuity Brands Lighting, Holophane Division, where he was responsible for the development, engineering and commercialization of new products. From 1997 to 2001, he was Engineering Manager at Thomas & Betts Corporation. Mr. Henderson holds a Bachelor of Science degree in Technology, from Western Kentucky University.

Edward “Ted” Russ has served as our Chief Business Development Officer since November 2010. From January 2010 to November 2010, he was Senior Vice President and General Manager of our Illumination Business. Prior to joining us, Mr. Russ served as a senior executive for several technology organizations in a variety of industries including lighting, automotive and remote asset management. From December 2008 to December 2009, Mr. Russ was the Chief Operations Officer for StreetSmart Technology, a parking management technology company. Prior to that, he was Vice President and General Manager for Acuity Brands’ ROAM business, a remote asset management services company focused on street and area lighting. Mr. Russ received an MBA from Emory University, where he concentrated in Strategic Management. He also served as an officer and pilot in the U.S. Army and is a graduate of the United States Military Academy at West Point.

Directors

Charles Darnell was appointed to our board of directors in October 2010 and was appointed to serve as Vice Chairman of the board of directors on December 21, 2010. For 43 years, from March 1963 until retirement in August 2005, Mr. Darnell was with Lithonia Lighting, later named Acuity Brands, where he started as CIO before later becoming Vice Chairman. Since retiring from Acuity Brands, Mr. Darnell has consulted with several companies specializing in technology such as lighting, wireless networks and electronic medical and metering equipment. He and his family also own several small companies engaged in servicing the interior designer market, including International Arts Group, Lighting Effects, Wingz Marketing, Trimarc Installation, LLC and iDesign.

We believe Mr. Darnell is qualified to serve on our board of directors because he has considerable experience relating to lighting industry operations and thus, provides a critical business perspective to our board of directors.

Donald Harkleroad has served as a director for us since 2003 and was appointed to serve as Vice Chairman of the board of directors on December 21, 2010. He is President of The Bristol Company, an Atlanta-based private holding company with interests in the food service, technology services, real estate and merchant banking industries. From 2003 until 2001, Mr. Harkleroad served as a director for Easylink Services International Corp., a global provider of on-demand electronic messaging and transaction services. Until its sale in 2006, he was also a founding director of Summit Bank Corporation, a commercial bank with offices in Georgia, Texas and California.

We believe Mr. Harkleroad is qualified to serve on our board of directors because he brings significant operating, finance, legal and business knowledge through having participated in various management roles at a number of public and private companies and having practiced corporate and securities law for over 30 years. In addition, Mr. Harkleroad brings an ability to identify and implement strategic growth opportunities that help to provide guidance as the company identifies new ways to compete.

Richard Weinberg has served as a director since October 2007 and was appointed to serve as Vice Chairman of our board of directors in June 2011. He previously served as Interim Chief Executive Officer from January 2011 to April 2011 and Chairman of our board of directors from January 2011 until June 2011. Mr. Weinberg joined Pegasus Capital as an operating partner in 2005 and became Co-Managing Director in 2010. Pegasus Capital is a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Pegasus Capital is an affiliate of LSGC Holdings, LLC and LED Holdings, our two largest stockholders that collectively beneficially owned 84.6% of our common stock as of the June 23, 2011. Mr. Weinberg has over 27 years of business development and complex financial and legal restructuring experience. From 2000 to 2005, Mr. Weinberg served as CEO of G-I Holdings (f/k/a GAF Corporation), leading that entity’s bankruptcy restructuring efforts, and from 1993 to 2005, he served as General Counsel and a senior executive of GAF Materials Corporation and International Specialty Chemicals, Inc., building products and specialty chemicals companies, respectively.

We believe Mr. Weinberg is qualified to serve on our board of directors because he brings a significant amount of business experience to the board through previously serving as an executive officer and director of other companies. In addition, Mr. Weinberg has extensive business development and complex financial and legal restructuring experience.

Robert Bachman has served as a director for us since 2003. He is the majority partner in USGT Investors, L.P., or USGT, an investment company based in Dallas, Texas. USGT primarily takes a minority investment position in companies that are controlled by large institutional investors. Mr. Bachman actively manages USGT’s investment portfolio, which currently includes Lighting Science Group, in addition to a shale oil exploration and production company with a large acreage position in Montana, a fusion energy company based in California and a Swiss company with interests in European steel companies. Previously, Mr. Bachman served as Vice President – Finance with a German-owned company that invested in commercial real estate in North America, and subsequently was Executive Vice President and General Manager of an oil and gas investment company affiliate of the German-owned company. He began his business career with Anheuser Busch in St. Louis, Missouri and has an M.B.A. from Columbia University. Mr. Bachman was also an officer in the U.S. Navy.

We believe Mr. Bachman is qualified to serve on our board of directors because he brings a broad base of financial and investment knowledge from a variety of industries to our board of directors.

David Bell was appointed a member of our board of directors in October 2007. Since March 16, 2006, he has served as Chairman Emeritus of The Interpublic Group of Companies, or Interpublic, a provider of advertising, specialized marketing and communication services. Previously, he served as Interpublic’s Co-Chairman from January 2005 until March 15, 2006, Chairman and Chief Executive Officer from February 2003 to January 2005 and Vice Chairman from June 2001 to February 2003. From March 1999 to 2001, Mr. Bell served as Chairman and Chief Executive Officer of True North Communications, Inc., a provider of advertising and marketing services. From 1992 to March 1999, he served as Chairman and Chief Executive Officer of Bozell Worldwide. Mr. Bell serves on the Board of Directors of Warnaco Group Inc. and Primedia, Inc. and is currently Chairman of PRO-AD PAC (the advertising industry’s political action committee) and is the former Chairman of the Board of Directors of The National Forest Foundation and Co-Chairman of the Advertising Council Advisory Group. Mr. Bell is also a member of the Advertising Hall of Fame and is an operating advisor of Pegasus Capital. Pegasus Capital is an affiliate of our largest stockholders that collectively beneficially owned 84.6% of our common stock as of June 23, 2011.

We believe Mr. Bell is qualified to serve on our board of directors because he is a recognized marketing expert and brings significant financial and business knowledge and executive leadership experience to the board of directors from his service as an executive officer and director of Interpublic and other publicly traded companies.

Michael Kempner was appointed a member of our board of directors in March 2010. He is the founder, president and chief executive officer of MWW Group, Inc. Mr. Kempner is an authority on investor relations, public affairs, business-to-business, and consumer marketing and corporate social responsibility, and Mr. Kempner has successfully guided corporate communications programs for numerous companies. Mr. Kempner is also an operating advisor of Pegasus Capital, which is an affiliate of our largest stockholders that collectively beneficially owned 84.6% of our common stock as of June 23, 2011.

We believe Mr. Kempner is qualified to serve on our board of directors because he brings significant financial and business knowledge and executive leadership experience to the board through serving as an executive officer and director of MWW Group. In addition, Mr. Kempner has valuable marketing, public affairs and corporate communications experience.

T. Michael Moseley was appointed a member of our board of directors in March 2010. He is a retired United States Air Force four-star general. Mr. Moseley is a fighter pilot with more than 2,800 flight hours, many in the F-15 Eagle. Mr. Moseley’s final Air Force assignment was Chief of Staff of the Air Force. He retired from the Air Force in August 2008. Mr. Moseley is an operating advisor for Pegasus Capital, an affiliate of our largest stockholders that collectively beneficially owned 84.6% of our common stock as of June 23, 2011.

We believe Mr. Moseley is qualified to serve on our board of directors because he brings perspective to the board as a private investor as well as a significant amount of leadership experience through previously serving as Chief of Staff of the Air Force.

Leon Wagner was appointed to serve on our board of directors on January 3, 2011. Mr. Wagner was a founding partner and chairman of GoldenTree Asset Management, an alternative asset management firm specializing in leveraged loans, high yield bonds, distressed assets and equities in hedge, long only and structured funds. At the time of his retirement, GoldenTree managed in excess of $12 billion in capital. Prior to founding GoldenTree, Mr. Wagner was the co-head of the high yield sales and trading department at CIBC World Markets. He joined CIBC in 1995 when it acquired The Argosy Group, LP. Mr. Wagner directed public and private placement marketing and structuring for high yield issuance at both institutions. Mr. Wagner is also a distinguished philanthropist and the 2003 recipient of the Gustave L. Levy Award, presented by the UJA-Federation of New York, in recognition of service to the community. Mr. Wagner received his M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Lafayette College.

We believe Mr. Wagner is qualified to serve on our board of directors because he brings significant financial experience and knowledge to the board.

Family relationships

There are no family relationships between any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable them except: Robert Bachman (3 late filings/6 late transactions); David Bell (3 late filings/5 late transactions); Jonathan Cohen (1 late filing/1 late transaction); Craig Cogut (3 late filings/8 late transactions); Charles Darnell (3 late filings/5 late transactions); Carlos Gutierrez (1 late filing/2 late transactions); Khaled Haram (1 late filing/1 late transaction); Donald Harkleroad (3 late filings/6 late transactions); Michael Kempner (3 late filings/3 late transactions; LED Holdings, LLC (1 late filing/1 late transaction); LSGC Holdings LLC (2 late filings/1 late transaction); Joseph Montana (2 late filings/2 late transactions); Michael Moseley (3 late filings/5 late transactions); Pegasus Capital Advisors IV, L.P. (3 late filings/6 late transactions); Pegasus Partners IV, L.P. (1 late filing/7 late transactions) and PP IV LED, LLC (1 late filing/8 late transactions).

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, Company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, improper conflicts of interest or other violations. The code of ethics is available on our website at www.lsgc.com under the “Corporate Governance” section under “Investor Relations.” To date, there have not been any waivers by us of the code of ethics.

Audit committee

Our board of directors has established an Audit Committee. Our Audit Committee consists of Messrs. Bachman, Darnell and Harkleroad, and Mr. Bachman is the chairman of the Audit Committee. Our board of directors has determined that each of the members of our Audit Committee is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the SEC, serving on the Audit Committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles, or GAAP, and financial statements; (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves; (3) analyzing and evaluating our financial statements; (4) understanding our internal controls and procedures for financial reporting; and (5) understanding Audit Committee functions. All of these are attributes of an Audit Committee financial expert. However, the board of directors believes that no Audit Committee member has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, as is the case with many emerging companies, it is difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is typically significant. The board of directors believes that its current Audit Committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Director Nominations

Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the board at our Annual Meeting. To recommend a nominee for election to the board, a stockholder must submit his or her recommendation to the Corporate Secretary at our corporate offices at Building 2A, 1227 South Patrick Drive, Satellite Beach, Florida 32937. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws. The deadline for submitting a stockholder nomination for inclusion in our proxy materials for our 2012 Annual Meeting of Stockholders is March 23, 2012, upon which date such stockholder proposal will be considered untimely. Stockholder nominations for director that are not to be included in such materials must be received no earlier than February 6, 2012 and no later than the close of business on May 7, 2012. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers as set forth under the rules of the SEC. Consistent with the SEC rules, we are providing disclosure for the principal executive officer (our Chief Executive Officer or CEO) and principal financial officer (our Chief Financial Officer or CFO), regardless of compensation level, and the three most highly compensated executive officers in our last completed fiscal year, other than the CEO and CFO. All of these executive officers are referred to in this Compensation Discussion and Analysis as our “NEOs.”

For fiscal 2010, our NEOs were:

Name	Title
Zachary Gibler (1)	Former Chairman and Chief Executive Officer
Gregory Kaiser	Chief Financial Officer
Frederic Maxik	Chief Technology Officer
John Stanley	Chief Operating Officer
Khaled Haram (2)	Former President and Chief Operating Officer
Jonathan Cohen (3)	Former Chief Accounting Officer (Principal Financial Officer)
Kathryn Reynolds (4)	Former Senior Vice President, Strategy and Finance (Principal Financial Officer)

(1)	Mr. Gibler passed away on January 2, 2011.
(2)	Mr. Haram would have been a NEO for fiscal year 2010 but for the fact that his employment terminated on June 30, 2010.
(3)	Mr. Cohen served as Principal Financial Officer prior to September 10, 2010 when his employment was terminated.
(4)	Ms. Reynolds served as Principal Financial Officer prior to January 29, 2010 when her employment was terminated.

Recent Events

Zachary Gibler passed away on January 2, 2011 and Richard Weinberg assumed the duties of Chairman of the Board and interim Chief Executive Officer. Mr. Weinberg agreed to serve in this capacity for no additional compensation. Effective April 28, 2011, James Haworth was appointed as our Chief Executive Officer, replacing Mr. Weinberg.

Overview and Responsibility for Compensation Decisions

The Compensation Committee of our board of directors has responsibility for evaluating the performance and development of our executive officers in their respective positions, reviewing individual compensation as well as corporate compensation principles and programs, establishing corporate and individual performance objectives as they affect compensation, making determinations as to whether and to what extent such performance objectives have been achieved and ensuring that we have effective and appropriate compensation programs in place. Our CEO supports our Compensation Committee by driving our annual business plan process, providing information related to the ongoing progress under our annual business plan and other business and financial results, undertaking performance assessments of other executives and presenting other personnel-related data for the Committee’s consideration. In addition, as the manager of our executive team, our CEO assesses each executive’s contribution to corporate goals as well as achievement of his or her individual goals and makes a recommendation to our Compensation Committee with respect to compensation for executive officers other than himself. Our Compensation Committee meets, including in executive sessions, to consider these recommendations, conducts a similar evaluation of the CEO’s contributions to corporate goals and achievement of individual goals and makes determinations related to the CEO’s and the other executive officers’ compensation.

•	Our overall compensation philosophy is to provide a competitive total compensation package that will:

•	fairly compensate our executive officers;

•	attract and retain qualified executive officers who are able to contribute to the long-term success of our Company;

•	incentivize future performance toward clearly defined corporate goals without encouraging excessive risk taking; and

•	align our executives’ long-term interests with those of our stockholders.

Our Compensation Committee believes that the quality, skills and dedication of our executive officers are critical factors affecting our long-term value. Our compensation arrangements with executive officers are, to a large degree, based upon the consolidated revenue and earnings achievements of our Company along with personal performance objectives agreed upon at the beginning of the fiscal year with the respective executive. We believe in compensating progressively for the achievement of established objectives.

In setting compensation levels for individual officers, our Compensation Committee applies its judgment in determining the amount and mix of compensation elements for each named executive officer, and to date our compensation process has been a largely discretionary process based upon the collective experience and judgment of the Compensation Committee members acting as a group. Factors affecting the Committee’s decisions in setting compensation generally include:

•	overall corporate performance;

•

the individual officer’s performance against corporate-level strategic goals established as part of our annual business plan and the officer’s effectiveness in managing toward achievement of those goals;

•	the nature and scope of the officer’s responsibilities; and

•	informal market surveys and the personal experience of members of our board of directors.

While our Compensation Committee is authorized to engage the services of outside consultants and advisors, neither the Compensation Committee nor our management has to date retained a compensation consultant to review or provide advice with respect to our policies and procedures with respect to executive compensation. To date, we have not formally benchmarked our executive compensation against peer companies, and we have not identified a group of peer companies against which we would compare our compensation practices. While our Compensation Committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted formal or informal policies or guidelines for allocating compensation between long-term and current compensation or between cash and non-cash compensation. The Compensation Committee intends to continue to manage our executive officer compensation programs on a flexible basis that will allow it to respond to market and business developments as it views appropriate, but will continue to consider whether the use of consultants, formal benchmarking and/or fixed guidelines for allocating between compensation components would aid the Committee in setting compensation levels or allocating between types of compensation.

We have historically reviewed Company compensation annually as part of the business plan process undertaken by management and the board in the early part of each year. During this process, the Compensation Committee reviews overall compensation, evaluates performance, determines corporate-level performance goals for that year’s business plan and, when appropriate, makes changes to one or more components of our executives’ compensation. We expect to continue this practice in the future.

Historically, the exercise price of our stock options has been at least equal to the fair market value of our common stock on the date of grant. The fair market value of our common stock has traditionally been established by reference to the closing price of our common stock on the OTC Bulletin Board or the Pink Sheets, as applicable, on the date of grant. If our common stock becomes listed on the NASDAQ stock market, the fair market value of our common stock will be the closing price of our stock on that exchange on the date of the grant.

Compensation Components

Compensation for our executive officers has been highly individualized, at times structured as a result of arm’s length negotiations when an officer is initially hired, and always taking into account our financial condition and available resources. The resulting mix of compensation components has primarily included:

Compensation Component	Description	Relation to Compensation Objectives

Base Salary	Fixed cash compensation for services rendered during the fiscal year	• Fairly compensate executives • Attract and retain qualified executives

Annual Cash Incentive Bonus	Annual cash payments for achieving predetermined financial and/or performance goals	• Fairly compensate executives • Attract and retain qualified executives • Incentivize future performance toward clearly defined corporate goals without encouraging excessive risk taking

Long-Term Incentive Awards	Grants of stock options and/or restricted stock awards designed to focus on long-term growth and increased company value	• Attract and retain qualified executives • Align executive and stockholder interests • Incentivize future performance toward clearly defined corporate goals without encouraging excessive risk taking

Severance and Change of Control Benefits	Continued payments of base salary for up to 24 months after involuntary termination	• Fairly compensate executives • Attract and retain qualified executives

Other Benefits	Health and medical benefits, and	• Align executive and stockholder interests

the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan or comparable foreign plan	• Attract and retain qualified executives

Our Compensation Committee believes this mix is appropriate for our executive team because, among other things, it provides a fixed component (base salary) designed to offer the executive funds from which to manage personal and immediate cash flow needs and variable components (annual incentive bonuses, stock options and restricted stock awards) that incentivize our management team to work toward achievement of corporate goals and our long-term success, as well as offering protection (through termination-related benefits) against abrupt changes in the executive’s circumstances in the event of involuntary employment termination including in the context of a change of control of our Company. Our Compensation Committee also believes, based on the collective experience of its members, that this mix is typical of companies in our industry and at our stage of development. It has no current plans to change the mix of components or vary the relative portions of fixed and variable compensation that comprise our overall compensation packages.

As a result of this mix of compensation components, executives earn their compensation over three time frames:

•	Current Year Performance: Salary and annual incentives that reflect actions and results over 12 months;

•	Long-Term Performance: A long-term incentive plan that reflects results over a period of years, helping to ensure that current results remain sustainable; and

•	Full Career Performance: Deferrals and retirement accumulations encourage executives to stay with the Company until their working careers end.

In May 2010, as part of the annual compensation review the Compensation Committee reviewed the compensation of our NEOs and determined that in light of our continued growth in both revenues and product development, it was in our Company’s best interest to make certain changes to the compensation packages of our NEOs as set forth below.

Base Salaries. Base salary for our CEO and other executive officers is established based on the scope of their responsibilities, length of service with our Company, individual performance during the prior year and competitive market compensation. Base salaries are reviewed annually and adjusted from time-to-time based on competitive conditions, individual performance, our overall financial results, changes in job duties and responsibilities and our Company’s overall budget for base salary increases. The budget is designed to allow salary increases to retain and motivate successful performers while maintaining affordability within our Company’s business plan.

In May 2010, as part of the annual compensation review, our CEO’s base salary was increased from $275,000 to $375,000 in consideration of our projected growth after the development of significant customer relationships during 2009 and the first half of 2010, and his appointment as Chairman of the Board. In addition, our Chief Technology Officer’s base salary was increased from $250,000 to $300,000 due to his tenure with the Company and successful product development achievements.

Annual Cash Incentive Bonus. We also have an annual cash incentive bonus program to motivate our executive officers to attain specific short-term performance objectives that, in turn, further our long-term objectives. This program is managed as part of our annual business plan process and involves a high level of discretion on the part of our Compensation Committee. Typically, the board approves a business plan for the year that incorporates corporate-level objectives. Achievement of those objectives becomes an important factor considered by the Compensation Committee when, after year-end, it makes a final determination of bonus amounts to be paid. Other factors that are considered by the Compensation Committee in determining amounts to pay include:

•	our Company’s overall performance and business results;

•	general market conditions;

•	future business prospects;

•	funds available from which to pay bonuses;

•	individual performance;

•	competitive conditions; and

•	any other factors it finds relevant.

Each executive is measured against their contributions to the consolidated revenue and earnings achievement of our Company as a whole along with their performance against individual objectives established at the beginning of the fiscal year with the participation of the respective executive as part of their total compensation plan. This discretionary approach to the variable component of our compensation program allows fluidity in how we manage short-term corporate strategy and executive incentives, while allowing us to achieve more consistency in our focus on longer-term corporate objectives. Our Compensation Committee and our board believe that this flexibility is important in managing a growing company because it allows executive officers to respond to the often changing demands of the business without undue focus on any one specific short-term performance objective. Our Compensation Committee does not have plans at this time to change the way it manages our annual cash incentive bonus program or to take a more formal or objective approach to the way it sets bonus payment amounts.

Each executive officer has a target bonus amount, established at the time of hire and then reviewed and potentially adjusted annually over the course of the officer’s tenure with our Company. For 2010, the target bonuses for executive officers ranged from 30% to 40% of base salary based on our Compensation Committee’s belief of respective competitive levels for each officer’s overall amount of fixed and variable compensation. For 2010, the corporate-level performance objectives specified in our business plan related to consolidated sales growth, earnings and certain strategic objectives. Our Compensation Committee set a consolidated earnings target sufficient to fund the bonus pool during 2010.

On February 10, 2011, the Compensation Committee approved an increase in the target bonuses for certain officers to 100% of base salary to provide competitive variable compensation levels in light of the Company’s overall strategic growth and earnings objectives.

Because of our limited cash flows and our Company’s historical losses, our executive officers have not been awarded cash bonuses during the past three years. Our Compensation Committee elected not to award our named executive officers performance based incentive bonuses for fiscal 2010 because of continued losses.

Long-Term Incentive Compensation. To date, our long-term incentive awards have primarily been in the form of options to purchase our common stock, which options are generally awarded under our Amended and Restated Equity-Based Compensation Plan, or the Equity Plan. Our stock options have an exercise price at least equal to the fair market value of our common stock on the grant date, generally vest over four years, with 25% of the option shares vesting after the first, second, third and fourth years of service following the grant, and have a ten year term. Additional vesting acceleration benefits apply in certain circumstances discussed below.

Generally, a stock option award is made in the year that an executive officer commences employment. The size of this award is intended to offer the executive a meaningful opportunity for stock ownership relative to his or her position and reflects the Compensation Committee’s assessment of market conditions affecting the position as well as the individual’s potential for future responsibility within our Company. Thereafter, additional option grants may be made in the discretion of our Compensation Committee, board of directors or Committee of Independent Directors. To date, we have not granted additional options on an annual basis to executives or other employees, although we do evaluate individual performance annually. Instead, additional options have been granted to executives on a case-by-case basis reflecting the Compensation Committee’s determination that such grants are appropriate or necessary to reward exceptional performance (including upon promotion) or to retain individuals when market conditions change. The size of additional option grants are determined in the discretion of the Compensation Committee or our board of directors, and typically incorporate our CEO’s recommendations (except with respect to his own option grants).

In 2010, our board approved additional option grants to our CEO based upon his length of service, promotion to Chairman of the Board and achievement in improving sales results and market acceptance of our products. In addition, our board approved initial option grants to our Chief Financial Officer and our Chief Operating Officer in conjunction with their hiring. The amounts of these grants are presented below under “Executive Compensation — 2010 Grants of Plan-Based Awards.”

Other than awards of restricted stock granted to our former Chief Executive Officer and current Chief Technology Officer in 2008 and our Senior Vice President, Strategy and Finance in 2009, we have not granted restricted stock awards to our NEOs.

On February 10, 2011, we amended the vesting provisions of the stock option agreements of certain officers (including each of the NEOs that are currently employed by us) to provide that 50% of the previously granted stock options will vest on the first and second anniversary of the applicable date of grant. These amendments also provided that these options will become fully vested upon the holder’s death, disability, termination without cause or termination for good reason. For purposes of this agreement, “cause” and “good reason” have the same definition of “cause” and “good reason” in Mr. Gibler’s employment agreement below.

LSGC Holdings, the beneficial owner of approximately 88.7% of our common stock, has created a non-voting class of profits interests (“Class B Units”) in LSGC Holdings in order to provide additional incentive compensation to certain members of our management team. Awards of Class B Units were made January 24, 2011. The Class B Units entitle the holders (including each of the NEOs that are currently employed by us) to participate in the distributions made by LSGC Holdings to its members, but only after the holders of Class A Units in LSGC Holdings have received distributions equal to the fair market value of the assets of LSGC Holdings on the grant date of the awards. The Class B Units, which were deemed to have a fair market value of $0.00 on the grant date, remain subject to vesting upon the passage of time.

Severance and Change in Control Benefits. We have entered into employment agreements with each of our named executive officers, which provide severance benefits in the event the executive officer’s employment is terminated by us without cause or the executive officer is terminated without cause in connection with a change in control, in consideration of a release of potential claims and other customary covenants. These benefits range from 12 weeks to, following a change-in-control, 24 months of their base salary. In addition, all stock options held by our NEOs provide for full acceleration of unvested stock options upon a change of control of our Company. For more information regarding these severance and change in control benefits, see “Executive Compensation – Estimated Benefits and Payments Upon Termination of Employment or Change of Control.” Our board and Compensation Committee have determined it appropriate to have these termination-related benefits in place to preserve morale and productivity, and encourage retention in the face of potentially disruptive circumstances that might cause an executive to be concerned that his or her employment is in jeopardy or that might involve an actual or rumored change in control of our Company. We believe that our change of control benefits are generally in line with packages offered to executives in our industry.

Other Benefits. Certain NEOs are entitled to monthly car allowances pursuant to their employment agreements and/or were reimbursed for relocation and moving expenses. The values of such benefits are presented below under the “Summary Compensation Table” as “All Other Compensation.”

We also provide our executive officers with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans and the opportunity to participate in an employee stock purchase plan, and a 401(k) retirement plan or comparable foreign plan.

Tax Matters

Our board and Compensation Committee will consider the deductibility of compensation amounts paid to our executive officers including the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers in making its decisions, although such deductibility has not historically been material to our financial position. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for our CEO and each of the other named executive officers (other than our Chief Financial Officer), unless compensation is “performance-based” as defined under Section 162(m). Our stock option grants are generally designed to qualify as performance-based compensation for purposes of Section 162(m), and we expect compensation amounts related to options to be fully deductible. However, our Compensation Committee may, in its judgment, authorize compensation payments that are not deductible when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table summarizes the overall compensation earned by NEOs during each of the past three fiscal years ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Zachary Gibler (Chairman and Chief Executive Officer) (2)	2010	$325,000	—	$384,900	$89,800	(3)	$799,700
	2009	$248,542	—	$1,706,320	$8,400	(3)	$1,963,262
	2008	$183,333	$172,938	$207,525	—		$563,796

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Gregory Kaiser (Chief Financial Officer) (4)	2010	$85,606	—	$480,700	—		$566,306
Frederic Maxik (Chief Technology Officer)	2010	$275,000	—	—	$14,400	(5)	$289,400
	2009	$250,000	—	$339,600	$5,900	(5)	$595,500
	2008	$250,000	$484,225	$207,525	—		$941,750
John Stanley (Chief Operating Officer) (6)	2010	$144,697	—	$481,600	$14,000	(7)	$640,297
Khaled Haram (President and Chief Operating Officer) (8)	2010	$119,689	—	—	$119,700	(9)	$239,389
	2009	$108,278	—	$339,600	$7,200	(9)	$455,078
Jonathan Cohen (Chief Accounting Officer) (10)	2010	$122,811	—	$43,020	$41,250	(11)	$207,081
	2009	$27,500	—	$27,920	—		$55,420
Kathryn Reynolds (Senior Vice President, Strategy and Finance) (12)	2010	$30,572	—	—	$46,154	(11)	$76,726
	2009	$155,416	$24,343	$78,395	—		$258,154

(1)	Represents the total grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all awards granted to the NEO during fiscal 2010, 2009 and 2008, as applicable. Assumptions used to calculate these amounts are included in Note 13, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2010.
(2)	Mr. Gibler began serving as our Chief Executive Officer on June 11, 2009 and passed away on January 2, 2011.
(3)	Consisted of $14,400 of car allowance and $75,400 for reimbursement of relocation and moving expenses during 2010 and consisted of car allowance during 2009.
(4)	Mr. Kaiser began serving as our Chief Financial Officer on August 31, 2010.
(5)	Consisted of car allowance.
(6)	Mr. Stanley began serving as our Chief Operating Officer on June 1, 2010.
(7)	Consisted of relocation expenses.
(8)	Mr. Haram began serving as our Chief Operating Officer on July 13, 2009 and resigned on June 30, 2010.
(9)	Includes $112,500 of separation pay and $7,200 of car allowance during 2010. Consisted of car allowance during 2009.
(10)	Mr. Cohen began serving as our Chief Accounting Officer on November 1, 2009 and resigned on September 10, 2010.
(11)	Consists of separation pay.
(12)	Ms. Reynolds began serving as our Senior Vice President, Strategy and Finance on March 3, 2009 and resigned on January 29, 2010.

In May 2010, Mr. Gibler was awarded stock options to purchase 250,000 shares of common stock. These options have an exercise price of $2.48 per share and a ten-year term. In May 2010, we also granted Mr. Stanley options to purchase 700,000 shares of common stock at an exercise price of $1.11 per share in conjunction with his commencement of employment and promotion to Chief Operating Officer. Similarly, in August 2010, we granted Mr. Kaiser options to purchase 500,000 shares of common stock at an exercise price of $1.64 per share when he was appointed Chief Financial Officer. Mr. Gibler’s options were scheduled to vest and become exercisable in equal annual installments over a four-year period commencing on the first anniversary of the date of grant. After giving effect to the amendments that were approved on February 10, 2011, Mr. Stanley’s and Mr. Kaiser’s options vest and become exercisable in equal annual installments over a two-year period commencing on the first anniversary of the date of grant, and these options will be subject to acceleration in the event of a change in control, upon their death or becoming disabled, termination without cause, termination for good reason and may be accelerated upon retirement in the discretion of our board. The exercise price of each award is equal to at least the fair market value of the Company’s common stock on the date of grant.

2010 Grants of Plan-Based Awards

The following table sets forth each Equity Plan-based award granted to our NEOs during the year ended December 31, 2010.

		Option Award:
	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards (1)	Grant Date Fair Value of Option Awards (2)
Zachary Gibler	May 26, 2010	250,000	$2.48	$384,900
Gregory Kaiser	August 31, 2010	500,000	$1.64	$480,700
John Stanley	May 6, 2010	700,000	$1.11	$481,600
Jonathan Cohen	March 22, 2010	100,000	$1.00	$43,020

(1)	The amounts in this column represent the exercise price of the option awards, as determined by our board of directors with the assistance of management, which is not less than the fair market value of our common stock on the date of grant.
(2)	Represents the total grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all awards granted to the NEO during fiscal 2010, as applicable. Assumptions used to calculate these amounts are included in Note 13, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides certain information concerning unexercised options, stock that has not vested and Plan awards held by each of our NEOs that were outstanding as of December 31, 2010.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Zachary Gibler	50,000	(2)	25,000	(3)	—	$4.90	4/17/2013	—	—	41,667	(5)	$135,418
	2,500,000	(6)	—		—	$1.00	8/21/2019
	—		250,000	(4)	—	$2.48	5/26/2020
Frederic Maxik	50,000	(2)	25,000	(7)	—	$4.90	4/17/2013	—	—	116,667	(8)	$379,168
	1,500,000	(6)	—		—	$1.00	8/21/2019
Gregory Kaiser	—		500,000	(9)	—	$1.64	8/31/2020	—	—	—		—
John Stanley	—		700,000	(10)	—	$1.11	5/6/2020	—	—	—		—
Khaled Haram	645,085	(11)	—		—	$1.00	10/30/2012	—	—	—		—
Kathryn Reynolds	6,667	(12)	—		—	$0.60	7/31/2012	—	—	—		—
	100,000	(13)	—		—	$1.00	7/31/2012	—	—	—		—
	100,000	(13)	—		—	$1.00	10/31/2012	—	—	—		—

(1)	Assumes a market value of $3.25 per share of common stock, as reported on the OTC Bulletin Board on December 31, 2010.
(2)	These options were granted on April 17, 2008 and 25,000 options vested on each of April 17, 2009 and April 17, 2010.
(3)	These options were granted on April 17, 2008 and were scheduled to vest on April 17, 2011. However, due to the death of Mr. Gibler on January 2, 2011, no further vesting of these options will occur.
(4)	These options were granted on May 26, 2010. 62,500 of these options were scheduled to vest on each of May 26, 2011, May 26, 2012, May 26, 2013 and May 26, 2014. However, due to the death of Mr. Gibler on January 2, 2011, 37,842 of the shares automatically vested on January 2, 2011 in accordance with the terms of this grant. No further vesting of these options will occur.
(5)	Mr. Gibler was awarded 62,500 shares of restricted stock on April 17, 2008. As long as Mr. Gibler remained employed by us, his remaining shares of restricted stock were scheduled to vest as follows: (i) 21,250 shares would vest on the date that our gross revenues from the sale of products or licensing of technology (“Recognized Revenue”) equaled $115.0 million, and (ii) 20,625 shares would vest on the date that our Recognized Revenue equaled $150.0 million. Any restricted shares that had not vested prior to May 7, 2011 would automatically vest. Due to the death of Mr. Gibler on January 2, 2011, no further vesting of this restricted stock grant will occur.

(6)	These options were granted on August 21, 2009 and vesting was accelerated on December 30, 2010 due to the achievement of a “capitalization threshold event.”
(7)	These options were granted on April 17, 2008 and vested on April 17, 2011.
(8)	Mr. Maxik was awarded 175,000 shares of restricted stock on May 7, 2008. As long as Mr. Maxik remains employed by us, his remaining shares of restricted stock vest as follows: (i) 58,333 shares vest on the date that our Recognized Revenue equals $115.0 million, and (ii) 58,334 shares vest on the date that our Recognized Revenue equals $150.0 million. Any restricted shares that had not vested prior to May 7, 2011 automatically vested on such date.
(9)	These options were granted on August 31, 2010. 250,000 of these options will vest on each of August 31, 2011 and August 31, 2012.
(10)	These options were granted on May 6, 2010. 350,000 of these options will vest on each of May 6, 2011 and May 6, 2012.
(11)	These options were granted on April 21, 2009 and vesting was accelerated on April 30, 2010 in accordance with the separation agreement entered into by Mr. Haram and the Company.
(12)	These options were granted on June 26, 2009 and vesting was accelerated on January 31, 2010 in accordance with the separation agreement entered into by Ms. Reynolds and the Company.
(13)	These options were granted on August 21, 2009 and vesting was accelerated on January 31, 2010 in accordance with the separation agreement entered into by Ms. Reynolds and the Company.

Option Exercises

The following table sets forth stock options that were exercised by each of our NEOs during the fiscal year 2010.

	Option awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)
Khaled Haram	104,915	$244,460
Jonathan Cohen	125,000	$259,124
Kathryn Reynolds	15,000	$41,100

(1)	Computed based on the difference between the market value of the underlying shares of common stock at exercise and the exercise price of the option.

Employment Agreements

We entered into employment agreements with all of our NEOs.

Employment Agreement with Zachary Gibler

On October 4, 2007, we entered into an employment agreement with Mr. Gibler pursuant to which Mr. Gibler agreed to serve as our Chief Business Development Officer. On August 17, 2009, such agreement was superseded by a new agreement pursuant to which Mr. Gibler agreed to serve as our Chief Executive Officer, effective as of June 11, 2009. Pursuant to this employment agreement, Mr. Gibler was entitled to an annual base salary of $275,000, a monthly car allowance of $1,200 and benefits generally available to other employees. However, in May 2010, as part of the annual compensation review, Mr. Gibler’s base salary was increased from $275,000 to $375,000. Mr. Gibler was also eligible to participate in a bonus plan of up to 40% of his base salary based upon a combination of our performance and personal achievements. Pursuant to his employment agreement, we agreed to grant Mr. Gibler an award of restricted stock and/or options under the Equity Plan, which award would be made at a later date. Mr. Gibler’s employment agreement could be terminated at any time, without severance, by Mr. Gibler voluntarily or by us with “cause.” If Mr. Gibler’s employment were terminated by us without “cause” or by Mr. Gibler for “good reason,” then he would be entitled to severance pay equal to 12 months’ base salary.

For purposes of this agreement, “cause” was defined as: (a) a willful breach of the executive’s obligations under the agreement, which the executive fails to cure within 30 days after receipt of a written notice of such breach; (b) gross negligence in the performance or intentional non-performance of the executive’s material duties to us; (c) commission of a felony or a crime of moral turpitude; (d) commission of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to us or any of our affiliates; or (e) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol (other than over-the-counter or prescription medicine or other medically-related drugs to the extent they are taken in accordance with their directions or under the supervision of a physician) during the performance of the executive’s duties to us or any of our affiliates, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of the executive’s duties to us or any of our affiliates.

Employment Agreement with Frederic Maxik

On October 4, 2007, we entered into an employment agreement with Mr. Maxik pursuant to which Mr. Maxik agreed to serve as our Chief Scientific Officer. Under his employment agreement, Mr. Maxik was entitled to an annual base salary of $250,000. However, in May 2010, as part of the annual compensation review, Mr. Maxik’s base salary was increased from $250,000 to $300,000. We could also pay Mr. Maxik bonuses at such times and in such amounts as our board of directors determines, and Mr. Maxik was entitled to participate in the Equity Plan. Mr. Maxik’s employment agreement had a term commencing on October 4, 2007 and continued until October 4, 2012. It may be terminated at any time, without severance, by Mr. Maxik voluntarily or by us with “cause.” In the event that Mr. Maxik’s employment is terminated by us without “cause” or by Mr. Maxik with “good reason,” Mr. Maxik would have been entitled to severance pay equal to 12 months’ base salary. “Cause” and “Good Reason” had the same definitions as those terms in Mr. Gibler’s employment agreement, except that “Cause” did not explicitly include a misrepresentation of education, work experience or other matter upon which the Company relied in considering and offering employment.

On March 22, 2011, we entered into a new employment agreement with Mr. Maxik pursuant to which Mr. Maxik agreed to serve as our Chief Technology Officer. The new employment agreement contains substantially the same terms as the prior agreement. However, the new employment agreement extends the term to October 4, 2014 and increases the salary continuation period to 24 months in the event Mr. Maxik’s employment is terminated by us without “cause” or by Mr. Maxik for “good reason” during the 24-month period following a change in control. Any severance paid reduces the amount that Mr. Maxik otherwise would be entitled to receive for complying with the non-competition restrictions in his employment agreement, except in the case of a qualifying severance following a change in control.

For purposes of Mr. Maxik’s new employment agreement, “cause” is defined as: (a) a willful breach of the executive’s obligations under the agreement, which the executive fails to cure within 30 days after receipt of a written notice of such breach; (b) gross negligence in the performance or intentional non-performance of the executive’s material duties to us; (c) commission of a felony or a crime of moral turpitude; (d) commission of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to us or any of our affiliates; or (e) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol (other than over-the-counter or prescription medicine or other medically-related drugs to the extent they are taken in accordance with their directions or under the supervision of a physician) during the performance of the executive’s duties to us or any of our affiliates, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of the executive’s duties to us or any of our affiliates.

For purposes of Mr. Maxik’s prior employment agreement, “good reason” had the same meaning given to such term in Mr. Gibler’s employment agreement. For purposes of Mr. Maxik’s new employment agreement, “good reason” means the occurrence, without the executive’s written consent, any of the following events: (a) any material breach by us of our obligations under the agreement; (b) a reduction in the executive’s base salary (other than a reduction made in connection with an across-the-board proportionate reduction in the base salaries of all employees with a position of director or above that is no more than 10% of base salary); (c) a material reduction in the kind or level of employee benefits to which the executive is entitled to immediately prior to such reduction (other than a reduction generally applicable to all executive level employees that, in combination with any reduction in base salary, does not reduce total compensation by more than 10%); or (d) a material reduction of the executive’s duties and level of responsibilities; provided that any such event will not constitute good reason unless the executive delivers to us a written notice of termination for good reason within 90 days after the executive first learns of the existence of the circumstances giving rise to good reason, and within 30 days following the delivery of such notice, we have failed to cure the circumstances giving rise to good reason.

Employment Agreement with John Stanley

On April 7, 2010, we entered into an employment agreement with Mr. Stanley pursuant to which Mr. Stanley agreed to serve as our Senior Vice President, Global Supply Chain. Pursuant to the employment agreement, Mr. Stanley was entitled to a base salary of $200,000 and benefits generally available to other employees. However, in January 2011, as part of the annual compensation review, Mr. Stanley’s base salary was increased from $200,000 to $250,000. Mr. Stanley was also eligible to participate in a bonus plan of up to 40% of his base salary based upon a combination of performance and personal achievements. In addition, pursuant to his employment agreement, we agreed to grant Mr. Stanley an option, to purchase 700,000 shares of common stock under the Equity Plan. Mr. Stanley’s employment is at will and may be terminated at any time. If Mr. Stanley’s employment is terminated for reasons other than for “cause” or a change in control, Mr. Stanley was entitled to six months of base salary. If Mr. Stanley’s employment is terminated due a change in control, Mr. Stanley was entitled to 12 months of base salary.

Effective as of February 10, 2011, we entered into a new employment agreement with Mr. Stanley pursuant to which Mr. Stanley agreed to serve as our Chief Operating Officer. The new employment agreement contains substantially the same terms as the prior agreement. However, the new employment agreement increases the salary continuation period to 12 months in the event Mr. Stanley’s employment is terminated by us without “cause” or by Mr. Stanley for “good reason”. In addition, such salary continuation period shall be increased to 24 months in the case of termination by us without “cause” or by Mr. Stanley for “good reason” during the 24-month period following a change in control. Any severance paid reduces the amount that Mr. Stanley otherwise would be entitled to receive for complying with the non-competition restrictions in his employment agreement, except in the case of a qualifying severance following a change in control.

For purposes of Mr. Stanley’s new employment agreement, “cause” has the same meaning given to the term in Mr. Maxik’s employment agreement, but also includes the executive’s misrepresentation of his education or work experience or any other matter upon which we relied in considering and offering him employment. “Good reason” has the same meaning given to the term in Mr. Maxik’s new employment agreement.

On February 10, 2011, the Compensation Committee also amended the vesting provisions of Mr. Stanley’s option agreements to provide that 50% of the options granted shall vest on the first and second anniversary of the applicable date of grant. The amendment also provides that the options shall become fully vested upon the optionholder’s death, disability, termination without cause or termination for good reason.

Employment Agreement with Gregory Kaiser

On July 14, 2010, we entered into an employment agreement with Mr. Kaiser pursuant to which Mr. Kaiser agreed to serve as our interim Chief Financial Officer. Pursuant to the employment agreement, Mr. Kaiser was entitled to a base salary of $200,000 and benefits generally available to other employees. Mr. Kaiser was also eligible to participate in a bonus plan of up to 40% of his base salary based upon a combination of performance and personal achievements. Mr. Kaiser was also entitled to a grant of stock options in an amount to be determined. Mr. Kaiser’s employment is at will and may be terminated at any time. If Mr. Kaiser was terminated for reasons other than for “cause” or a change in control during the first year of employment, Mr. Kaiser was entitled to 12 weeks of base pay. If he were to be terminated anytime thereafter for reasons other than for “cause” or a change in control, Mr. Kaiser was entitled to 24 weeks of base pay. If Mr. Kaiser’s employment was terminated due to a change in control during the first year of employment, Mr. Kaiser was entitled to a severance payment of 24 weeks of base pay.

Effective as of February 10, 2011, we entered into a new employment agreement with Mr. Kaiser pursuant to which Mr. Kaiser agreed to continue to serve as our Chief Financial Officer. The new employment agreement contains substantially the same terms as the prior agreement. However, the new employment agreement increases the salary continuation period to 12 months in the event Mr. Kaiser’s employment is terminated by us without “cause” or by Mr. Kaiser for “good reason.” In addition, such salary continuation period shall be increased to 24 months in the case of termination by us without “cause” or by Mr. Kaiser for “good reason” during the 24-month period following a change in control. Any severance paid reduces the amount that Mr. Kaiser otherwise would be entitled to receive for complying with the non-competition restrictions in his employment agreement, except in the case of a qualifying severance following a change in control. For purposes of this agreement, “cause” and “good reason” have the same definition of “cause” and “good reason” in Mr. Stanley’s employment agreement.

On February 10, 2011, the Compensation Committee also amended the vesting provisions of Mr. Kaiser’s option agreements to provide that 50% of the options granted shall vest on the first and second anniversary of the applicable date of grant. The amendment also provides that the options shall become fully vested upon the optionholder’s death, disability, termination without cause or termination for good reason.

Employment Agreement with Jon Cohen

On October 27, 2009, we entered into an employment agreement with Mr. Cohen pursuant to which Mr. Cohen agreed to serve as our Vice President & Chief Accounting Officer. Pursuant to the employment agreement, Mr. Cohen was entitled to a base salary of $165,000 and benefits generally available to other employees. Mr. Cohen was also eligible to participate in a bonus plan of up to 30% of his base salary based upon a combination of professional and personal achievements. In addition, pursuant to his employment agreement, we agreed to grant Mr. Cohen 100,000 shares of common stock under the Equity Plan. Mr. Cohen’s employment was at will and could be terminated at any time. If Mr. Cohen’s employment was terminated for reasons other than for “cause”, Mr. Cohen was entitled to receive 4 weeks of base salary. For purposes of the agreement, “cause” has the same definition as “cause” in Mr. Maxik’s original employment agreement.

On June 4, 2010, we entered into an agreement with Mr. Cohen which superseded his employment agreement. Pursuant to the new agreement, Mr. Cohen agreed to continue to serve as our Vice President & Chief Accounting Officer while we looked to hire a new Chief Financial Officer. Under this agreement, if Mr. Cohen’s employment was terminated for reasons other than for “cause,” Mr. Cohen was entitled to three months of base salary. For purposes of this agreement, “cause” meant any act or omission which constitutes a felony or any crime involving dishonesty, theft or fraud; any act of dishonesty resulting or intended to result directly or indirectly in gain or personal enrichment to Mr. Cohen at the expense of the Company; and/or the willful and continued failure to substantially perform the duties and responsibilities of his position. Mr. Cohen’s employment was terminated on July 30, 2010, which became effective on September 10, 2010. In accordance with his agreement, Mr. Cohen was entitled to three months base salary upon his termination.

Employment Agreement with Khaled Haram

On July 10, 2009, we entered into an employment agreement with Mr. Haram pursuant to which Mr. Haram agreed to serve as our President and Chief Operating Officer. Pursuant to the employment agreement, Mr. Haram was entitled to a base salary of $225,000, a car allowance of $1,200 per month, and benefits generally available to other employees. In addition, we agreed to grant Mr. Haram a number of shares of restricted stock and stock options, which would be made at a later date. Mr. Haram was also eligible to participate in a bonus plan of up to 40% of his base salary based upon a combination of performance and personal achievements. Mr. Haram’s employment was at will and could be terminated at any time. If Mr. Haram’s employment was terminated for reasons other than for “cause” or a change in control, Mr. Haram was entitled to six months of base pay (provided that either (1) Mr. Haram did not return to work for Pegasus Capital or another portfolio company of Pegasus Capital or (2) Mr. Haram was retained by Pegasus Capital or another portfolio company for less than six months). If Mr. Haram’s employment was terminated due to, and within three months of, a change in control, Mr. Haram was entitled to 12 months of base salary. For purposes of this agreement, “cause” has the same definition as “cause” in Mr. Gibler’s agreement.

On April 28, 2010, we entered into a separation agreement with Mr. Haram, pursuant to which Mr. Haram’s employment terminated on June 30, 2010 and his services transitioned to Mr. Cohen and Mr. Stanley. In accordance with his employment agreement, Mr. Haram was entitled to six months of base salary upon his termination. In addition, upon his termination, 750,000 of the stock options granted to Mr. Haram on August 21, 2009 became vested.

Employment Agreement with Kathryn Reynolds

On February 28, 2009, we entered into an agreement with Ms. Reynolds pursuant to which Ms. Reynolds agreed to serve as Senior Vice President, Strategy and Finance. Pursuant to the agreement, Ms. Reynolds was entitled to a base salary of $200,000 and benefits generally available to other employees. In addition, we agreed to grant Ms. Reynolds a number of shares of restricted stock and stock options, which would be made at a later date. Ms. Reynolds was also eligible to participate in a bonus plan of up to 40% of her base salary based upon a combination of performance and personal achievements. Ms. Reynolds’s employment was at will and could be terminated at any time. If Ms. Reynolds’ employment were terminated for reasons other than for “cause” or a change in control, Ms. Reynolds was entitled to three months of base salary. If Ms. Reynolds’ employment were terminated due a change in control, Ms. Reynolds was entitled to six months of base salary. For purposes of the agreement, “cause” has the same definition as “cause” in Mr. Gibler’s employment agreement.

On January 21, 2010, we entered into a separation agreement with Ms. Reynolds, pursuant to which Ms. Reynolds’ employment terminated on January 31, 2010. In accordance with her employment agreement, Ms. Reynolds was entitled to three months of base salary upon her termination. In addition, upon her termination, 18,333 of the shares of restricted stock and 21,667 of the stock options granted to Ms. Reynolds pursuant to her employment agreement vested. In addition, 200,000 of the stock options granted to Ms. Reynolds on August 21, 2009 became vested.

Estimated Benefits and Payments Upon Termination of Employment or Change of Control

The following table describes the potential payments and benefits upon termination of our NEOs’ employment before or after a change in control of our Company as described above, as if each officer’s employment terminated as of December 31, 2010, the last business day of fiscal 2010. See “Compensation Discussion and Analysis—Principal Elements of Executive Compensation—Severance and Change in Control Benefits” for a description of the severance and change in control arrangements for our named executive officers.

Name	Triggering Event	Type of Payment/Benefit	Amount
Zachary Gibler	Termination without cause or for good reason	Base Salary	$375,000
	Change in control	Vesting Acceleration of Option Awards	$192,500	(1)
		Vesting Acceleration of Restricted Stock	$135,418
Frederic Maxik	Termination without cause or for good reason	Base Salary	$300,000
	Change in control	Vesting Acceleration of Restricted Stock	$379,168
John Stanley	Termination without cause	Base Salary	$100,000
	Change in control	Vesting Acceleration of Option Awards	$1,498,000	(1)
	Termination upon change in control (2)	Base Salary	$200,000
Gregory Kaiser	Termination without cause	Base Salary	$46,154	(4)
	Change in control	Vesting Acceleration of Option Awards	$805,000	(1)
	Termination upon change in control (3)	Base Salary	$92,308
Jonathan Cohen	Termination without cause	Base Salary	$41,250	(6)
Khaled Haram	Termination without cause	Base Salary	$112,500
		Base Salary	$225,000	(5)
Kathryn Reynolds	Termination without cause	Base Salary	$50,000
	Termination upon a change in control	Base Salary	$100,000

(1)	Assumes a market value of $3.25 per share of common stock, as reported on the OTC Bulletin Board on December 31, 2010.
(2)	Termination must occur within 3 months of a change in control.
(3)	Termination must occur within first 12 months of employment.
(4)	This severance payment will increase to $92,308 if Mr. Kaiser is terminated without cause after one year of employment.
(5)	This payment would only be made if either: (i) Mr. Haram does not return to work for Pegasus Capital or another portfolio company of Pegasus Capital or (ii) Mr. Haram is retained by Pegasus Capital or another portfolio company for less than six months.
(6)	Mr. Cohen received this amount upon his resignation on July 30, 2010, which became effective on September 10, 2010.

Director Compensation

Director compensation is determined by the board of directors and recommended by the Governance Committee. During 2010, each of our non-employee directors was entitled to the following compensation:

•	$40,000 paid in equal quarterly installments within 30 days of the end of each calendar quarter;

•	non-qualified stock options to purchase 12,000 shares of our common stock, which options vested in equal quarterly installments at the end of each calendar quarter;

•	80,000 shares of common stock; and

•

compensation through our “Rainmaker” program to the extent they facilitated sales of our products to certain identified customers; provided, that our independent directors are not entitled to participate in this program.

Our board of directors has approved the following compensation policy for our non-employee directors during 2011:

•

non-qualified stock options to purchase 12,000 shares of common stock, which options will be awarded on January 3, 2011 and vest in equal quarterly installments on the first trading day immediately following the end of each fiscal quarter of 2011;

•	$120,000 payable in equal quarterly installments at the beginning of each fiscal quarter;

•	the chair of the Audit Committee will be entitled to an additional $50,000, payable in equal quarterly installments at the beginning of each fiscal quarter;

•	the chair of the Finance Committee will be entitled to an additional $100,000, payable in equal quarterly installments at the beginning of each fiscal quarter;

•

the chair of any other committee (other than the Audit and Finance Committees) will be entitled to an additional $15,000, payable in equal quarterly installments at the beginning of each fiscal quarter; and

•	the Vice Chairmen of the Board of Directors will each be entitled to an additional $155,000, payable in equal quarterly installments at the beginning of each fiscal quarter.

Each non-employee director may elect to receive all or a portion of their cash compensation in shares of common stock, subject to making an election on or before January 3, 2011. Any compensation that is paid in shares of common stock will be based upon a price per share of common stock equal to $3.30, and such shares shall be issued at the beginning of the fiscal year ending December 31, 2011. We will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

Director Compensation Table

Directors who are employees of the Company receive no additional compensation for their service on our board of directors or its committees. The following table shows the overall compensation earned for the 2010 fiscal year with respect to each person who was a non-employee director as of December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Bachman	$45,000	$93,600	$5,694	—	—	—	$144,294
David Bell	$40,000	$93,600	$5,694	—	—	—	$139,294
Charles Darnell	—	$57,026	$8,554	—	—	—	$65,580
Carlos Gutierrez	$20,000	$73,600	$4,365	—	—	—	$97,965
Donald Harkleroad	$55,000	$93,600	$5,694	—	—	—	$154,294
Michael Kempner	$20,000	$73,600	$4,365	—	—	—	$97,965
T. Michael Moseley	$20,000	$73,600	$4,365	—	—	—	$97,965
Richard Weinberg (2)	$20,000	$93,600	—	—	—	—	$113,600

(1)	Represents the total grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all awards granted to the director during fiscal 2010, as applicable. Assumptions used to calculate these amounts are included in Note 13, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2010. Messrs. Bell, Bachman and Harkleroad were each granted options to purchase 12,000 shares of common stock; Messrs. Gutierrez, Kempner and Moseley were each granted options to purchase 9,200 shares of common stock; and Mr. Darnell was granted an option to purchase 2,600 shares of common stock. Mr. Darnell’s option has an exercise price of $3.29 per share. All other options have an exercise price of $1.00 per share.
(2)	Mr. Weinberg serves on our board of directors as a designee of Pegasus Capital. Pursuant to the policies of Pegasus Capital, any fees paid to Mr. Weinberg are for the benefit of Pegasus Capital.

For 2011, non-employee directors are compensated for their service through a combination of a cash retainer and grants of nonqualified stock options to purchase shares of the Company’s common stock. The cash component of compensation is payable in equal quarterly installments at the beginning of each fiscal quarter. However, each non-employee director may elect to receive all or a portion of the cash component in shares of common stock.

The option grants to non-employee directors generally vest in quarterly installments on the first trading day immediately following the end of each fiscal quarter. The exercise price of all option grants is equal to at least the fair market value on the date of grant and the maximum term of the option is ten years. The options are made subject to the Equity Plan and an individual stock option agreement. Non-employee directors appointed to fill a vacancy between annual meetings of stockholders s are generally granted equity awards in an amount and with vesting terms that correspond to the remaining term of the service.

Compensation Committee Interlocks and Insider Participation

During 2010, the members of our Compensation Committee were Messrs. Bell, Harkleroad and Weinberg and a former director, Carlos Gutierrez. Mr. Weinberg is an executive officer and partner of Pegasus Capital. In addition, Messrs. Bell and Gutierrez are Operating Advisors for Pegasus Capital. As described in further detail under “Certain Relationships and Related Transactions,” during the year ended December 31, 2010, we paid or otherwise accrued approximately $1.8 million in fees and expenses to Pegasus Capital and its affiliates as consideration for: (i) Pegasus Partners IV, L.P.’s guaranty of our previous line of credit with the Bank of Montreal and (ii) its provision of financial, strategic planning, monitoring and related services pursuant to a Support Services Agreement.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

COMPENSATION COMMITTEE

David Bell, Chairman
Donald Harkleroad
T. Michael Moseley
Richard Weinberg

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of June 23, 2011 by each person known to us to own beneficially 5% or more of the outstanding common stock, each director, certain named executive officers and the directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 201,182,848 shares of common stock outstanding on June 23, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of June 23, 2011 by that stockholder are deemed outstanding.

	Common Stock
Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Directors and Executive Officers
Robert Bachman	342,463	(2)	*
David Bell	254,471	(3)	*
Jonathan Cohen (4)	—		*
Charles Darnell	109,266	(5)	*
Zachary Gibler (6)	2,608,675	(7)	1.3%
Khaled Haram (8)	322,886	(9)	*

	Common Stock
Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Donald Harkleroad	344,502	(10)	*
James Haworth	1,000,000	(11)	*
Gregory Kaiser	—		*
Michael Kempner	356,319	(12)	*
Fredric Maxik	1,753,112	(13)	*
T. Michael Moseley	113,382	(14)	*
Kathryn Reynolds (15)	31,380	(16)	*
John Stanley	350,000	(17)	*
Leon Wagner	880,913	(18)	*
Richard Weinberg	—		*
Directors and Executive Officers as a Group (14 persons)	6,267,053		3.1%
Certain Persons
Craig Cogut (19)(20)	170,238,581	(21)	84.6%
LED Holdings, LLC (19)(20)	29,172,496		14.5%
LSGC Holdings LLC (19)(20)	165,477,329	(22)	82.3%
Pegasus Partners IV, L.P. (20)	170,082,826	(23)	84.5%

*	Less than 1%.
(1)	The number and percentage of shares of our common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power.
(2)	Includes 288,686 shares of common stock issued to USGT Investors, L.P. (“USGT”), 20,625 shares of common stock issuable to USGT upon the exercise of warrants and 18,000 shares of common stock issuable to Mr. Bachman pursuant to the exercise of stock options issued under the Equity Plan. Mr. Bachman is a controlling shareholder in the sole corporate general partner of USGT and may be deemed the beneficial owner of the shares held by USGT.
(3)	Includes 18,000 shares of common stock issuable to Mr. Bell pursuant to the exercise of stock options issued under the Equity Plan.
(4)	Mr. Cohen resigned from his position as Chief Accounting Officer on September 10, 2010.
(5)	Includes 8,600 shares of common stock issuable to Mr. Darnell pursuant to the exercise of stock options issued under the Equity Plan.
(6)	Mr. Gibler served as our Chairman and Chief Executive Officer during 2010 and passed away on January 2, 2011.
(7)	Includes 322,886 shares of common stock issuable to Mr. Gibler’s estate upon the exercise of stock options issued under the Equity Plan.
(8)	Mr. Haram resigned from his position as President and Chief Operating Officer on June 30, 2010.
(9)	Includes 521,585 shares of common stock issuable to Mr. Haram pursuant to the exercise of stock options issued under the Equity Plan.
(10)	Includes 296,199 shares of common stock issued to The Bristol Company and 18,000 shares of common stock issuable to Mr. Harkleroad pursuant to the exercise of stock options issued under the Equity Plan. Mr. Harkleroad is the sole shareholder of The Bristol Company and may be deemed the beneficial owner of the shares held by The Bristol Company.
(11)	Includes 1,000,000 shares of restricted stock issued to Mr. Haworth under the Equity Plan.
(12)	Includes 15,200 shares of common stock issuable to Mr. Kempner pursuant to the exercise of stock options issued under the Equity Plan and 99,403 shares of common stock issuable to Mr. Kempner upon the exercise of Series D Warrant held by Mr. Kempner.
(13)	Includes 1,575,000 shares of common stock issuable to Mr. Maxik upon the exercise of stock options issued under the Equity Plan.
(14)	Includes 15,200 shares of common stock issuable to Mr. Moseley pursuant to the exercise of stock options issued under the Equity Plan.
(15)	Ms. Reynolds resigned from her position as Senior Vice President, Strategy and Finance on January 31, 2010.
(16)	Includes 31,380 shares of common stock issuable to Ms. Reynolds pursuant to the exercise of stock options issued under the Equity Plan.
(17)	Includes 350,000 shares of common stock issuable to Mr. Stanley upon exercise of stock options issued under the Equity Plan.
(18)	Includes 120,000 shares held by trusts for which Mr. Wagner may be deemed the beneficial owner and 6,000 shares of common stock issuable to Mr. Wagner pursuant to the exercise of stock options issued under the Equity Plan.
(19)	The principal address and principal office of each of LED Holdings, LLC (“LED Holdings”), LSGC Holdings LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus IV”) and Craig Cogut is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.
(20)

LSGC Holdings may be deemed to indirectly beneficially own 29,172,496 shares of common stock held by LED Holdings because LSGC Holdings may be deemed to have voting and dispositive power over such shares due to its membership interest in LED Holdings. Pegasus IV is the managing member of LSGC Holdings and LSGC Holdings II LLC (“Holdings II”). Pegasus Investors IV, LP (“Pegasus Investors”) is the general partner of Pegasus IV and Pegasus Investors IV GP, LLC (“Pegasus GP”) is the general partner of Pegasus Investors. Pegasus GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”, and together with

Pegasus IV, Pegasus Investors and Pegasus GP, the “Pegasus Entities”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut (“Mr. Cogut”). By virtue of the foregoing, the Pegasus Entities and Mr. Cogut may be deemed to beneficially own the 29,172,496 shares of common stock held by LED Holdings, the 136,304,833 shares of common stock held by LSGC Holdings and the 1,635,800 shares of common stock held by Holdings II. Each of Pegasus IV, Pegasus Investors, Pegasus GP, Pegasus Capital and Mr. Cogut disclaims beneficial ownership of any of the common stock held by LED Holdings, LSGC Holdings and Holdings II and this disclosure shall not be deemed an admission that any of Pegasus IV, Pegasus Investors, Pegasus GP, Pegasus Capital or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose. Additionally, Mr. Cogut may be deemed to indirectly own 137,754 shares of common stock and options to purchase 18,000 shares of common stock that represent payment of director fees paid by the Company to Pegasus Capital Advisors IV, L.P. (“Pegasus Advisors”). Pegasus Capital Advisors IV GP, LLC (“Pegasus Advisors GP”) is the general partner of Pegasus Advisors and Mr. Cogut is the sole owner and managing member of Pegasus Advisors GP. Mr. Cogut disclaims beneficial ownership of the shares and options held by Pegasus Advisors, and this disclosure shall not be deemed an admission that Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose.

(21)	Includes 2,969,697 shares of common stock held by Pegasus IV, 29,172,496 shares of common stock held by LED Holdings, 136,304,833 shares of common stock held by LSGC Holdings and 1,635,800 shares of common stock held by Holdings II.
(22)	Includes 29,172,496 shares of common stock held by LED Holdings and 136,304,833 shares of common stock held by LSGC Holdings.
(23)	Includes 29,172,496 shares of common stock held by LED Holdings, 136,304,833 shares of common stock held by LSGC Holdings and 1,635,800 shares of common stock held by Holdings II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Parent company

LSGC Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. As of April 12, 2011, LSGC Holdings directly owned 133,117,333 shares of our common stock and indirectly owned an additional 29,172,496 shares of our common stock by virtue of its voting and dispositive control over shares held by its affiliate, LED Holdings. LSGC Holdings and LED Holdings are affiliates of Pegasus IV and Pegasus Capital and they collectively hold approximately 88.7% of our common stock as of April 12, 2011 (calculated in accordance with Rule 13d-3 of the Exchange Act).

Related party transaction policy

Our board of directors has adopted a written policy with respect to the review, approval or ratification of related party transactions. The policy generally defines a related party transaction as a transaction or series of related transactions or any material amendment to any such transaction of $120,000 or more involving the company and any executive officer of the company, any director or director nominee of the company, persons owning 5% or more of our outstanding stock at the time of the transaction, any immediate family member of any of the foregoing persons, or any entity that is owned or controlled by any of the foregoing persons or in which any such person serves as an executive officer or general partner or, together with all of the foregoing persons, owns 10% or more of the equity interests thereof.

The policy requires our Audit Committee to review and approve related party transactions and any material amendments to such related party transactions. In reviewing and approving any related party transaction or any material amendment thereto, the Audit Committee is to (i) satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or the proposed material amendment to such transaction, and (ii) determine that the related party transaction or material amendment thereto is fair to the company. At each Audit Committee meeting, management is required to recommend any related party transactions and any material amendments thereto, if applicable, to be entered into by us. After review, the Audit Committee must approve or disapprove such transactions and any material amendments to such transactions.

In addition to the above policy, because we have entered into a number of transactions with affiliates of Pegasus Capital, our board of directors established a Committee of Independent Directors, or the Independent Committee, in December 2008 to consider the approval of, and to make recommendations to the board of directors or any committee thereof regarding, any related-party transactions from time to time between us and Pegasus Capital or its affiliates, our executive officers and/or our directors. During 2008 and 2009, the Independent Committee consisted of Robert E. Bachman, Donald R. Harkleroad and Daryl N. Snadon. Mr. Snadon resigned from the board and all committee positions in March 2010. Charles Darnell was appointed to serve on the Independent Committee in October 2010. Each of the transactions set forth below were reviewed and approved by the Independent Committee.

Transactions with affiliates of Pegasus Capital

Acquisition fees

In connection with our acquisitions of Lighting Science Group B.V., formerly known as Lighting Partner B.V., in April 2008 and Lamina Lighting, Inc. in July 2008, we paid $400,000 and $150,000, respectively, to Pegasus Capital, for expenses incurred in performing certain due diligence and other services.

Series C Preferred Stock issuance

On December 31, 2008, we entered into agreements with two of our law firms whereby we issued a combined total of 251,739 shares of Series C Preferred Stock to such firms to settle their outstanding legal fees in the aggregate amount of approximately $3,200,000. We also issued warrants (the “Series C Warrants”) for the purchase of 3,776,078 shares of common stock to such firms. The warrants have an exercise price of $0.85 per share, a term of 5 years, and are exercisable only following our dissolution, winding-up or change of control or the repurchase or other acquisition by us of all of the Series C Preferred Stock. These shares and warrants were subsequently transferred to Pegasus IV and Govi Rao, our former Chairman and Chief Executive Officer. Pursuant to the Recapitalization (discussed below) all outstanding shares of Series C Preferred Stock and the Series C Warrants were converted into shares of our common stock.

Guaranty of line of credit with Bank of Montreal

On July 15, 2008, we entered into a Loan Agreement with the Bank of Montreal (“BMO”). Pursuant to the Loan Agreement, Pegasus IV guaranteed our line of credit with BMO (the “Guaranty”). As consideration for providing the initial Guaranty, on July 25, 2008 we issued Pegasus IV a warrant to purchase 942,857 shares of common stock at an exercise price of $7.00 per share and agreed to pay Pegasus IV a transaction fee. In connection with the closing of the line of credit, we also paid Pegasus Capital $100,000 pursuant to a Side Letter Agreement dated July 25, 2008, to reimburse Pegasus Capital for the fees and expenses it incurred with respect to the Guaranty and line of credit.

On August 24, 2009, we amended the Loan Agreement to extend the maturity date (the “Second Amendment”). In conjunction with the Second Amendment, Pegasus IV agreed to extend its Guaranty of the Loan Agreement in exchange for an additional fee, subject to adjustment based upon certain corporate events. On March 15, 2010, we further amended the Loan Agreement (the “Third Amendment”) to increase the size of our revolving line of credit with BMO (the “Loan Increase”). In connection with the Third Amendment, Pegasus IV agreed to increase its Guaranty of our obligations pursuant to the Loan Agreement. In exchange for Pegasus IV’s extension of the Guaranty, we agreed to: (i) further amend the fee payable to Pegasus IV to account for any borrowings made pursuant to the Loan Increase; (ii) use proceeds received from Pegasus IV in connection with its exercise of a Standby Purchase Option (discussed below) to purchase shares of Series D Preferred Stock to reduce the principal amount outstanding under the Loan Agreement; and (iii) enter into a future amendment to the Loan Agreement to reduce the total amount of the Guaranty required and to extend the stated maturity date (the “Fourth Amendment”).

On April 20, 2010, we entered into the Fourth Amendment with BMO and executed that certain Replacement Demand Note (the “Replacement Note”). The Fourth Amendment and the Replacement Note decreased the size of the revolving line of credit with BMO and further extended the maturity date. On the same date and in connection with the Fourth Amendment and the Replacement Note, Pegasus IV executed a consent pursuant to which Pegasus IV acknowledged its Guaranty of our obligations pursuant to the Loan Agreement, as further amended by the Fourth Amendment. In conjunction with the execution of the Fourth Amendment, we issued Pegasus IV 1,555,860 Series D Units in satisfaction of the fees due to Pegasus IV pursuant to the Guaranty, as amended, which totaled $1,565,195, in the aggregate, as of April 20, 2010.

On July 9, 2010, we entered into that certain Fifth Amendment to Bank of Montreal Loan Authorization Agreement (the “Fifth Amendment”) and that certain Replacement Demand Note (the “Replacement Note”) with BMO. The Fifth Amendment and the Second Replacement Note decreased the size of our revolving line of credit with BMO. On the same date and in connection with the Fifth Amendment and the Second Replacement Note, Pegasus IV executed a consent pursuant to which Pegasus IV acknowledged its guaranty of our obligations pursuant to the Loan Agreement, as further amended by the Fifth Amendment. In conjunction with the execution of the Fifth Amendment, we agreed to issue 88,102 Series D Units to Pegasus IV in satisfaction of the accrued portion of the guaranty fee, which totaled $88,630 as of July 9, 2010.

Promissory and convertible notes with Pegasus IV

On December 19, 2008, we borrowed $1.95 million from Pegasus IV and $50,000 from certain of our officers, including Govi Rao and Zachary Gibler. On March 2, 2009, we repaid $7,500 borrowed from one of our officers, and amended the other outstanding promissory notes to extend the maturity date from March 2, 2009 to July 31, 2009. We subsequently borrowed an additional $9.0 million, in the aggregate, from Pegasus IV pursuant to two separate promissory notes issued on February 13, 2009 and April 17, 2009. All of the notes had an interest rate of 8% per annum. On August 5, 2009, we repaid the remaining principal and interest owed to Govi Rao and Zachary Gibler.

In February 2009, we executed a promissory note in favor of Pegasus IV that allowed us to borrow up to $7.0 million in aggregate. The February promissory note was scheduled to mature on June 30, 2009 and had an interest rate of 8% per annum. As a condition to entering into the February promissory note, we entered into a letter agreement with Pegasus IV, dated February 13, 2009 (the “Letter Agreement”), pursuant to which we agreed to use our best efforts to conduct a rights offering during the second fiscal quarter of 2009 for preferred or common stock, the net proceeds of which would raise at least $30.0 million.

In April 2009, we executed an additional promissory note in favor of Pegasus IV that allowed us to borrow up to $2.0 million in the aggregate. The note was scheduled to mature on May 15, 2009 and had an interest rate of 8% per annum. On May 11, 2009, we borrowed an additional aggregate principal amount of $500,000 from Pegasus IV pursuant to an additional promissory note in favor of Pegasus IV. The note had a maturity date of May 31, 2009 and had an interest rate of 14% per annum. As a condition to entering into these additional promissory notes, we agreed that they would also be subject to the Letter Agreement.

On May 15, 2009, we entered into a Convertible Note Agreement (the “Original Pegasus Convertible Note”) with Pegasus IV, which provided us with approximately $31.7 million. The proceeds of the borrowings on the Original Pegasus Convertible Note were generally used to pay in full $11.5 million worth of promissory notes previously granted to Pegasus IV, together with accrued interest thereon, and to pay outstanding principal amounts under our line of credit with BMO. Effective as of July 31, 2009, we entered into the First Amendment to the Convertible Note Agreement, pursuant to which we extended the maturity date of the Original Pegasus Convertible Note.

On August 27, 2009, the Original Pegasus Convertible Note (as amended) was terminated, and we entered into a new Convertible Note Agreement (the “New Pegasus Convertible Note”) with Pegasus IV in the principal amount of approximately $32.8 million, which represented the outstanding principal and interest on the Original Pegasus Convertible Note as of August 27, 2009. As with the Original Pegasus Convertible Note, interest on the New Pegasus Convertible Note accrued at the rate of 14% per annum. The outstanding principal and interest was scheduled to mature upon the earlier of July 31, 2010 and the date of the consummation of the rights offering (described below).

Pursuant to the New Pegasus Convertible Note, we agreed to use commercially reasonable efforts to conduct a rights offering (the “Rights Offering”) of Series D Units as soon as reasonably practical. The New Pegasus Convertible Note granted Pegasus IV the right to acquire any Series D Units not otherwise subscribed for pursuant to the terms of the Rights Offering (the “Standby Purchase Offering”). If the registration statement for the Rights Offering was declared effective by the SEC and the Rights Offering was consummated prior to July 31, 2010 (the scheduled maturity date), Pegasus IV would be deemed to have converted all of the then outstanding principal and interest under the New Pegasus Convertible Note into Series D Units at a conversion price of $1.006 per Unit. Additionally, the New Pegasus Convertible Note provided Pegasus IV with the option to voluntarily convert all or a portion of the outstanding principal and interest under the New Pegasus Convertible Note into Series D Units at any time at a conversion price of $1.006 per Unit.

Rights offering

Upon consummation of the Rights Offering on March 3, 2010, approximately $35.2 million of the outstanding principal and interest pursuant to the New Pegasus Convertible Note automatically converted into 35,017,667 Series D Units. In addition, on April 19, 2010, we sold 24,097,148 Series D Units to Pegasus IV pursuant to the Standby Purchase Option. These Units were purchased for $1.006 per Series D Unit. We received $2.0 million from Pegasus IV on February 23, 2010 as an advance payment for a portion of these Series D Units. This advance payment accrued interest at the rate of 14% per annum, and 40,415 of the Series D Units issued to Pegasus IV on April 19, 2010 were in satisfaction of the accrued interest on the advance payment, which totaled $40,657.36.

Series E Preferred offering and Support Services Agreement

On June 23, 2010, we entered into a Subscription Agreement (the “Series E Subscription Agreement”) with Pegasus IV, whereby we agreed to issue and sell to Pegasus IV 235,295 units (the “Series E Units”) at a price per Series E Unit of $127.50, for an aggregate purchase price of $30,000,112.50. Each Series E Unit consisted of: (a) one share of Series E Non-Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) and (b) a warrant (the “Series E Warrant”) representing the right to purchase 50 shares of common stock at a price per share of $7.00, subject to adjustment (collectively, the “Series E Preferred Offering”). Pursuant to the Subscription Agreement, on June 24, 2010, we applied a portion of the proceeds of the Series E Preferred Offering to repay all amounts outstanding under our line of credit with BMO.

Concurrent with the execution of the Series E Subscription Agreement, on June 23, 2010, we entered into a Warrant Agreement with Pegasus IV (the “Series E Warrant Agreement”) setting forth the terms and conditions of the Series E Warrants, whereby Pegasus IV was entitled to purchase shares of common stock upon exercise of the Series E Warrant(s) issued in conjunction with the Series E Preferred Offering. Pursuant to the Series E Preferred Offering, Pegasus IV received Series E Warrant(s) to purchase 11,764,750 shares of common stock in the aggregate.

On June 23, 2010, in conjunction with the execution of the Series E Subscription Agreement and Series E Warrant Agreement, and as an inducement for the Series E Preferred Offering, we entered into a Support Services Agreement, whereby we agreed to pay Pegasus Capital $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Capital, and to pay $187,500 for the four calendar quarters commencing October 15, 2010 and then $125,000 for each of the four calendar quarters thereafter in exchange for such services during such periods.

Stock Purchase, Exchange and Recapitalization Agreement

On September 30, 2010, we entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Recapitalization Agreement, Pegasus IV, LSGC Holdings and LED Holdings agreed to participate in a recapitalization of our existing capital position (the “Recapitalization”) and LSGC Holdings purchased 12,500,000 shares of common stock at a price per share of $1.60, as well as options to purchase up to an additional 3,125,000 shares of common stock at a price per share of $1.60, for an aggregate purchase price of $20,000,000. On October 5, 2010, LSGC Holdings exercised its rights pursuant to the option and acquired 3,125,000 additional shares of common stock for an aggregate purchase price of $5,000,000. In total, we issued 15,625,000 shares of common stock to LSGC Holdings for a total purchase price of $25,000,000.

Pursuant to the Recapitalization Agreement, we exchanged all of our outstanding Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), Series E Preferred Stock, and Series E Warrants for 32,612,249 shares of common stock. Pursuant to such agreements, the holders of all of the Series C Warrants exercised such warrants, in accordance with their terms, on a cashless basis for 1,937,420 shares of common stock. We also filed a Certificate of Amendment to our Certificate of Incorporation in order to amend the Certificate of Designation concerning our Series D Preferred Stock (the “Series D Certificate”) to provide for the automatic conversion of all shares of Series D Preferred Stock into common stock.

On December 22, 2010, pursuant to the amendment to the Series D Certificate, we issued 44,072,123 shares of common stock in exchange for all 67,260,303 outstanding shares of our Series D Preferred Stock. 39,800,874 shares of common stock were issued to LSGC Holdings pursuant to the automatic conversion of its shares of Series D Preferred Stock.

January 2011 Private Placement

On January 26, 2011, we raised $18.0 million in a private placement pursuant to which we issued 5,454,545 shares of common stock to an affiliate of Pegasus Capital, Michael Kempner, Leon Wagner, certain other operating advisors of Pegasus Capital, and certain trusts affiliated with, and business associates of, Mr. Wagner. The purchase price of the shares of common stock represents a discount of less than 3% of the closing price of our common stock on the date our committee of independent directors approved the private placement. Pegasus IV and two of Pegasus Capital’s operating advisors purchased an aggregate of 3,167,333 shares of common stock for a purchase price of $10,452,200. Michael Kempner, who is also an operating advisor of Pegasus Capital and a director of the company, and Leon Wagner, a director of the company, purchased 60,606 and 634,394 shares of common stock, respectively, for a purchase price of $200,000 and $2,093,500.

Warrant Exchange

On February 9, 2011, we entered into an Exchange Agreement with LSGC Holdings pursuant to which we issued 54,500,000 shares of common stock in exchange for its: (i) Series D Warrant to purchase 60,758,777 shares of common stock and (ii) warrant to purchase 942,857 shares of common stock, which was originally issued to Pegasus IV on July 25, 2008.

Assignment of Insurance Proceeds and Demand Note Conversion

On April 22, 2011, we entered into an Assignment Agreement with LSGC Holdings II, LLC (“Holdings II”), an affiliate of Pegasus Capital, pursuant to which we sold all of our rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. We received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds. In May 2011, we received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, we issued Holdings II a demand note on May 6, 2011, pursuant to which we promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) was paid in full. The demand note was payable in full upon demand by Holdings II, and Holdings II subsequently elected to convert the outstanding principal and accrued interest into shares of our common stock on May 16, 2011. Approximately $6.5 million of principal and interest on the demand note was converted into 1,635,800 shares of our common stock at a purchase price of $4.00 per share.

May 2011 Private Placement

On May 16, 2011, we entered into a Subscription Agreement with LSGC Holdings pursuant to which we agreed to sell 3,750,000 shares of common stock to LSGC Holdings at a purchase price of $4.00 per share, subject to LSGC Holdings’ receipt of the requisite funds from a third party investor or investors on or before June 15, 2011. On May 25, 2011, such condition was satisfied and we issued 3,750,000 shares of common stock to LSGC Holdings for $15.0 million.

Transactions with Koninklijke Philips Electronics N.V.

On August 27, 2009, in conjunction with the Governing Agreement and Complete Releases between, among other parties, us and Philips, we entered into a Convertible Note Agreement (the “Philips Convertible Note”) with Philips pursuant to which we borrowed $5.0 million from Philips. Interest on the outstanding principal balance under the Philips Convertible Note accrued at the rate of 14% per annum. Upon consummation of the Rights Offering on March 3, 2010, approximately $5.4 million of the outstanding principal and interest pursuant to the Philips Convertible Note automatically converted into 5,330,482 Series D Units consisting of (i) one share of Series D Preferred Stock and (ii) Series D Warrants to purchase up to 5,330,482 shares of our common stock at an exercise price of 12.00 per share.

On December 22, 2010, we issued 3,506,538 shares of common stock to Philips pursuant to the automatic conversion of its shares of Series D Preferred Stock. On April 27, 2011, we entered into an Exchange Agreement with Philips pursuant to which we issued 1,359,273 shares of common stock in exchange for its Series D Warrant to purchase 5,330,482 shares of common stock.

Relationship with MWW Group

On January 21, 2009, we entered into an agreement with MWW Group LLC, (“MWW”) pursuant to which MWW provides us with certain federal and state government relations, third party support and business development services. On March 24, 2010, Michael W. Kempner, the majority stockholder, president and chief executive officer of MWW, was appointed to serve as a member of our board of directors. The agreement’s initial term expires December 31, 2011, but will renew automatically on a month-to-month basis unless terminated by either party. Pursuant to this agreement, we paid MWW a total of $379,000 and $185,780 during 2010 and 2009, respectively, as compensation for services rendered. During 2011, we are obligated to make additional monthly payments of $30,000, and thereafter, for so long as the agreement remains in effect.

Director Independence

Under The NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board has affirmatively determined that Messrs. Bachman, Darnell and Harkleroad are “independent directors,” as defined under Rule 5605(a)(2) of The NASDAQ Marketplace Rules. Although we are not currently listed, we intend to apply to have our common stock approved for listing on the NASDAQ stock market.

Because LSGC Holdings holds more than 50% of the voting power for the election of our directors, we may elect to be a “controlled company” under The NASDAQ Marketplace Rules. As a controlled company, exemptions under The NASDAQ Marketplace Rules will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under The NASDAQ Marketplace Rules; and

•

that any Compensation Committee or Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These exemptions do not modify the independence requirements for our Audit Committee, and we intend to comply with the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The NASDAQ Marketplace Rules within the applicable time frame.

Item 14.	Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by McGladrey & Pullen, LLP for professional services rendered in 2009 and 2010:

	2009	2010
Audit Fees	$413,490	$648,057
Audit-Related Fees	—	41,153
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$413,490	$689,210

Audit Fees. This category includes the audit of the Company’s annual consolidated financial statements, reviews of the Company’s financial statements included in the Company’s Form 10-Qs and services that are normally provided by its independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company’s interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by its independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. We did not engage McGladrey & Pullen, LLP for tax compliance, advisory or planning services during 2009 or 2010.

All Other Fees. This category typically consists of fees for other miscellaneous items. We did not incur such fees during 2009 or 2010.

Pre-Approval Policies and Procedures

Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. On an annual basis, the Audit Committee pre-approves a list of services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee. In addition, the Audit Committee sets pre-approved fee levels for each of the listed services. Any type of service that is not included on the list of pre-approved services must be specifically approved by the Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the Audit Committee or its designee.

The Audit Committee has delegated pre-approval authority to the Audit Committee chairman and any pre-approved actions by the Audit Committee chairman as designee are reported to the Audit Committee for approval at its next scheduled meeting.

All of the services rendered by McGladrey & Pullen, LLP in 2010 were pre-approved by the Audit Committee.

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

LIGHTING SCIENCE GROUP CORPORATION

June 29, 2011	By:	/S/ JAMES HAWORTH
James Haworth
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/S/ JAMES HAWORTH James Haworth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 29, 2011

/S/ GREGORY T. KAISER Gregory T. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2011

/S/ CHARLES DARNELL Charles Darnell	Vice Chairman and Director	June 29, 2011

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Vice Chairman and Director	June 29, 2011

/S/ RICHARD WEINBERG Richard Weinberg	Vice Chairman and Director	June 29, 2011

/S/ ROBERT E. BACHMAN Robert E. Bachman	Director	June 29, 2011

/S/ DAVID BELL David Bell	Director	June 29, 2011

/S/ MICHAEL W. KEMPNER Michael W. Kempner	Director	June 29, 2011

/S/ T. MICHAEL MOSELEY T. Michael Moseley	Director	June 29, 2011

/S/ LEON WAGNER Leon Wagner	Director	June 29, 2011

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Certificate of Designation of Series B Stock (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

4.3	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No.0-20354, and incorporated by reference).

4.4	Certificate of Designation of Series C Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2009, File No. 0-20354, and incorporated herein by reference).

4.5	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.6	Certificate of Designation of Series D Non-Convertible Preferred Stock of Lighting Science Group Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2009, File No. 0-20354, and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.8	Certificate of Designation of Series E Non-Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 29, 2009, File No. 0-20354, and incorporated herein by reference).

4.9	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.11	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

10.1	Employment Agreement, dated as of October 4, 2007, by and between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

10.2	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.4	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.10	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 5, 2011, File No. 333-172466, and incorporated herein by reference).

10.11	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.12	Employment Letter, dated April 7, 2010, between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Employment Letter, dated July 14, 2010 but effective as of July 28, 2010, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2010, File No. 0-20354, and incorporated herein by reference).

10.15	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.17	Subscription Agreement, dated as of January 26, 2011, between Lighting Science Group Corporation and each of the Purchasers (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.18	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

21.1	Subsidiaries of Lighting Science Group Corporation (previously Filed as Exhibit 21.2 to the Annual Report on Form 10-K filed on April 1, 2011, File No. 0-20354, and incorporated herein by reference).

23.1*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the financial statements, the 2009 and 2008 financial statements have been restated to correct a misstatement.

/s/ McGladrey & Pullen, LLP

Orlando, FL

April 1, 2011, except for Note 2 paragraph 6 (Inventories), Note 5 paragraphs 1 and 2, and Note 20 as to which the date is June 29, 2011

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14,489,700	$267,048
Accounts receivable, net of allowance for doubtful accounts	15,722,762	5,020,226
Inventories, net of allowances	23,046,912	8,064,624
Deferred income tax, net	—	682,227
Prepaid expenses	5,239,663	1,220,445
Other current assets	485,236	251,573

Total current assets	58,984,273	15,506,143

Property and equipment, net	7,830,341	3,291,296
Other assets
Intangible assets, net	3,952,927	13,482,736
Goodwill	1,626,482	5,770,245
Other long-term assets	99,340	418,394

Total other assets	5,678,749	19,671,375

Total assets	$72,493,363	$38,468,814

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (includes $0 and $32,846,619 of related party loans in 2010 and 2009, respectively)	$6,075,679	$56,400,173
Current portion of long-term debt	93,193	110,322
Accounts payable	37,236,525	7,496,633
Accrued expenses	4,267,944	6,190,129
Unearned revenue	132,010	12,631

Total current liabilities	47,805,351	70,209,888

Long-term debt, less current portion	6,501	117,447
Deferred income tax	-	1,805,334

Total other liabilities	6,501	1,922,781

Total liabilities	47,811,852	72,132,669

Commitments and contingencies
6% Redeemable, Convertible Preferred Stock, $.001 par value, authorized 2,656,250 shares, issued and outstanding 196,902 shares in 2009. Liquidation value of $630,086 in 2009	-	585,549

Stockholders’ equity (deficit):
Series B Preferred Stock, $.001 par value, authorized, issued and outstanding 2,000,000 shares in 2009. Liquidation value $17,127,642 in 2009	-	2,000
Series C Preferred Stock, $.001 par value, authorized, issued and outstanding 251,739 shares in 2009. Liquidation value $3,476,066 in 2009	-	252
Common stock, $.001 par value, authorized 400,000,000 shares, issued and outstanding 125,595,418 and 29,873,846 shares in 2010 and 2009, respectively	125,595	29,874
Additional paid-in-capital	471,255,918	116,447,080
Accumulated deficit	(443,141,591)	(148,002,652)
Accumulated other comprehensive loss	(3,558,411)	(2,725,958)

Total stockholders’ equity (deficit)	24,681,511	(34,249,404)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$72,493,363	$38,468,814

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2010	2009	2008
		Restated	Restated

Revenue	$53,169,013	$31,376,816	$20,758,593
Cost of goods sold	59,021,851	28,880,949	21,206,703

Gross margin (deficit)	(5,852,838)	2,495,867	(448,110)

Operating expenses:
Sales and marketing (includes related party expenses of $379,000 for 2010)	11,107,379	7,200,323	5,847,833
Operations	4,834,592	6,243,968	6,008,872
Research and development	10,246,511	4,395,320	3,259,188
General and administrative (includes related party expenses of $1.1 million for 2010 and $400,000 for 2008)	17,753,656	20,753,513	23,224,561
Restructuring expenses	1,101,992	1,111,189	-
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133
Depreciation and amortization	2,867,866	5,327,033	4,354,028

Total operating expenses	59,460,646	45,031,346	95,804,615

Loss from operations	(65,313,484)	(42,535,479)	(96,252,725)

Other income (expense):
Interest income	3,450	1,104	188,460
Interest expense	(616,545)	(2,378,544)	(1,365,295)
Related party interest expense	(2,884,511)	(3,680,149)	(60,151)
Increase (decrease) in fair value of liabilities under derivative contracts	(150,557,529)	2,731	415,628
Dividends on preferred stock	(3,534,795)	(37,356)	(533)
Accretion of preferred stock	(73,077,280)	(126,017)	(94,607)
Other income (expense), net	(281,352)	203,781	(1,740)

Total other expense	(230,948,562)	(6,014,450)	(918,238)

Loss before income tax benefit	(296,262,046)	(48,549,929)	(97,170,963)

Income tax expense (benefit)	(1,123,107)	(413,002)	(2,207,507)

Net loss	(295,138,939)	(48,136,927)	(94,963,456)

Dividend requirements
6% return on Series B Preferred Stock	784,142	1,217,642	-
8% return on Series C Preferred Stock	213,610	266,400	-

Net loss attributable to common stock	$(296,136,691)	$(49,620,969)	$(94,963,456)

Basic and diluted net loss per weighted average common share	$(6.69)	$(1.69)	$(3.55)

Basic and diluted weighted average number of common shares outstanding	44,274,077	29,352,585	26,781,431

Net loss	$(295,138,939)	$(48,136,927)	$(94,963,456)

Foreign currency translation loss	(912,296)	(849,695)	(1,886,544)

Comprehensive loss	$(296,051,235)	$ (48,986,622)	$ (96,850,000)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2007	2,000,000	$2,000	-	$-	21,958,482	$21,959	$71,056,282	$(4,902,269)	$10,281	$66,188,253
Sale of common stock to related party	-	-	-	-	2,083,333	2,083	9,997,917	-	-	10,000,000
Common stock issued for acquisition of Lighting Science Group BV	-	-	-	-	4,632,000	4,632	22,228,968	-	-	22,233,600
Preferred stock issued for payment of operating expenses	-	-	251,739	252	-	-	3,209,414	-	-	3,209,666
Stock based compensation expense	-	-	-	-	62,500	63	2,712,624	-	-	2,712,687
Fair value of warrants issued in connection with debt guaranty	-	-	-	-	-	-	1,476,464	-	-	1,476,464
Common stock issued upon exercise of warrants	-	-	-	-	101,391	101	693,425	-	-	693,526
Director and other compensation paid in common stock	-	-	-	-	138,191	138	639,862	-	-	640,000
Fair value of derivatives exercised or converted	-	-	-	-	10,000	10	492,447	-	-	492,457
Repurchase of common stock pursuant to reverse stock split	-	-	-	-	-	-	(1,796)	-	-	(1,796)
Net loss	-	-	-	-	-	-	-	(94,963,456)	-	(94,963,456)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(1,886,544)	(1,886,544)

Balance December 31, 2008	2,000,000	$2,000	251,739	$252	28,985,897	$28,986	$112,505,607	$(99,865,725)	$(1,876,263)	$10,794,857
Director compensation paid in common stock	-	-		-	817,341	817	559,183	-	-	560,000
Stock based compensation expense	-	-	-	-	62,500	63	3,376,319	-	-	3,376,382
Stock issued per 2008 Employee Stock Purchase Plan	-	-	-	-	8,108	8	5,971	-	-	5,979
Net loss	-	-	-	-	-	-	-	(48,136,927)	-	(48,136,927)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(849,695)	(849,695)

Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$(148,002,652)	$(2,725,958)	$(34,249,404)
Director compensation paid in common stock	-	-	-	-	807,070	807	785,016	-	-	785,823
Stock issued for settlement of service fees	-	-	-	-	66,000	67	144,311	-	-	144,378
Stock based compensation expense	-	-	-	-	-	-	3,837,757	-	-	3,837,757
Stock issued for vested restricted stock	-	-	-	-	237,498	237	(237)	-	-	-
Stock issued per 2008 Employee Stock Purchase Plan	-	-	-	-	6,047	6	10,387	-	-	10,393
Stock issued per exercise of stock options	-	-	-	-	358,165	358	351,806	-	-	352,164
Sale of common stock per Purchase Agreement	-	-	-	-	15,625,000	15,625	24,984,375	-	-	25,000,000
Exchange of Series B Preferred Stock, Series C Preferred Stock and Series E Units for common stock	(2,000,000)	(2,000)	(251,739)	(252)	32,612,249	32,612	49,718,433	-	-	49,748,793
Exchange of Series C Warrants for common stock	-	-	-	-	1,937,420	1,937	(1,937)	-	-	-
Exchange of Series D Preferred Stock for common stock	-	-	-	-	44,072,123	44,072	88,790,464	-	-	88,834,536
Reclassification of Series D Warrants to equity	-	-	-	-	-	-	186,188,463	-	-	186,188,463
Net loss	-	-	-	-	-	-	-	(295,138,939)	-	(295,138,939)
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	(832,453)	(832,453)

Balance December 31, 2010	-	$-	-	$-	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$24,681,511

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$ (295,138,939)	$ (48,136,927)	$ (94,963,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867,866	5,327,033	4,354,028
Impairment of goodwill and other long-lived assets	11,548,650	-	53,110,133
Expenses paid by issuance of common stock and warrants	930,202	560,000	5,326,130
Non-cash stock option and restricted stock compensation expense	3,837,757	3,376,382	2,712,687
Accretion of preferred stock redemption value	73,077,280	126,017	94,607
Increase (decrease) in fair value of warrants	150,557,529	2,731	(415,628)
Dividends on preferred stock	3,534,795	-	-
Loss on disposal of assets	1,198,846	143,846	-
Deferred income tax	(1,123,107)	(413,002)	(2,207,507)
Changes in operating assets and liabilities:
Accounts receivable	(10,663,159)	1,613,662	258,754
Inventories	(14,565,642)	4,074,095	320,766
Prepaid expenses	(4,016,820)	297,245	865,179
Other current and long term assets	754,480	(280,854)	-
Accounts payable	29,222,471	1,077,385	1,123,060
Accrued expenses and other liabilities	2,467,808	2,062,131	(373,358)
Unearned revenue	119,379	(989,073)	1,001,704

Net cash used in operating activities	(45,390,604)	(31,159,329)	(28,792,901)

Cash flows from investing activities:
Purchase of property and equipment	(6,651,591)	(1,111,656)	(1,671,303)
Proceeds from sale of property and equipment	54,500	-	-
Acquisition of Lighting Science Group B.V.	-	-	(6,190,000)
Acquisition of Lamina Lighting , Inc.	-	-	(4,763,383)

Net cash used in investing activities	(6,597,091)	(1,111,656)	(12,624,686)

Cash flows from financing activities:
Proceeds from draws on lines of credit and other short-term borrowings	29,545,062	29,550,000	21,073,243
Payment of amounts due under line of credit and other short-term borrowings	(41,250,261)	(31,950,000)	-
Proceeds from issuance of promissory notes	-	35,896,619	-
Payment of amounts due under promissory notes	-	(50,000)	-
Payment of short and long-term debt	(2,101,423)	(1,436,335)	(1,038,709)
Proceeds from issuance of common stock for ESPP and exercise of options	362,557	5,979	-
Redemption of 6% Convertible Preferred Stock	(596,890)	-	-
Payment of 6% Convertible Preferred Stock dividends	(17,116)	(37,889)	-
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	25,379,144	-	-
Proceeds from issuance of mandatorily redeemable Series E Preferred Stock	30,000,112	-	-
Proceeds from issuance of common stock per Purchase Agreement	25,000,000	-	-
Repurchase of common stock pursuant to reverse stock split	-	-	(1,796)
Proceeds form exercise of common stock warrants	-	-	693,526
Proceeds from private placement of common stock	-	-	10,000,000

Net cash provided by financing activities	66,321,185	31,978,374	30,726,264

Effect of exchange rate fluctuations on cash	(110,838)	305,121	(453,568)

Net increase in cash and cash equivalents	14,222,652	12,510	(11,144,891)
Cash and cash equivalents balance at beginning of period	267,048	254,538	11,399,429

Cash and cash equivalents balance at end of period	$14,489,700	$267,048	$254,538

Supplemental disclosures:
Interest paid during the period	$565,786	$1,222,439	$468,088
Income taxes paid during the period	$-	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to Series D Units	$40,590,248	$-	$-
Conversion of accrued guaranty fees and interest to Series D Units	$1,694,482	$-	$-
Conversion of Series E Units to common stock	$49,748,792	$-	$-
Conversion of Series D Preferred Stock to common stock	$275,022,999	$-	$-
Value of common stock issued in connection with acquisition of Lighting Science Group BV	$-	$-	$22,233,600

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

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. The Company uses a standard costing methodology to value its inventories. This costing methodology approximates actual cost on a weighted average basis. The Company reviews and sets its standard costs of raw materials, work-in-process and finished goods inventory quarterly to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each period. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal of the respective finished goods. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory.

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

On September 30, 2010, the Company entered into a Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings, and LED Holdings, LLC (“LED Holdings”). Pursuant to the Recapitalization Agreement, LSGC Holdings purchased $25.0 million of the Company’s common stock and Pegasus IV and LED Holdings agreed to participate in a recapitalization of the Company (the “Recapitalization”).

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

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	As of December 31,
	2010	2009

Raw materials and components	$21,749,105	$13,082,060
Work-in-process	761,171	331,417
Finished lighting products	4,875,301	2,493,750
Less reserve for excess and obsolete inventory	(4,338,665)	(7,842,603)

Total inventory	$23,046,912	$8,064,624

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded a provision for excess and obsolete inventory of $1.5 million, $4.1 million (as restated) and $4.5 million (as restated) for the years ended December 31, 2010, 2009 and 2008, respectively, with the expense included in cost of goods sold. For the year ended December 31, 2010, $898,000 of the provision for excess and obsolete inventory was driven by restructuring activities for both the European operations and the operations previously based in California related to the discontinuation of certain products previously produced exclusively in these locations.

The Company has identified certain finished goods that have and continue to generate negative margins. These finished goods are manufactured using common raw materials that are implemented into a number of product SKUs, which are used in the manufacture of other finished goods inventory that generate positive margins for the Company. On a quarterly basis, the Company considers the need to record a lower of cost or market adjustment once raw materials are used to produce specific finished goods. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods.

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

Wells Fargo

On November 22, 2010, the Company executed an asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”) that provides borrowing capacity of up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. As of December 31, 2010 qualified collateral included $9.1 million of accounts receivable, $2.3 million of inventory and $10.0 million of qualified cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of (1) the daily three month LIBOR rate; plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual interest rate was equal to 3.9% as of December 31, 2010.

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

Philips Electronics

On August 27, 2009, the Company entered into an unsecured Convertible Note Agreement (the “Philips Convertible Note”) with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which the Company borrowed $5.0 million. As of December 31, 2009, the balance of the Philips Convertible Note was $5.0 million with interest accruing at the rate of 14.0% per annum. In conjunction with the Company’s consummation of a rights offering on March 3, 2010, $5.4 million of principal and interest on the Philips Convertible Note automatically converted into 5,330,482 Series D Units (defined in Note 9).

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

The Series D Preferred Stock was recorded at issuance at the proceeds net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was recorded as a liability because it was mandatorily redeemable. The accretion for the Series D Preferred Stock was $49.0 million for the year ended December 31, 2010, as the full amount of the accretion was recognized prior to converting the Series D Preferred Stock into common stock under the terms of the Recapitalization Agreement (defined in Note 3).

Series D Warrants

Each Series D Warrant comprising part of the Series D Units evidenced the right to purchase one share of the Company’s common stock at an exercise price of $6.00 per share of common stock except the Series D Warrants comprising the Series D Units issued to Philips, which had an exercise price of $12.00 per share. As of December 22, 2010, the Company entered into a Warrant Agreement, which effectively amended the terms of the outstanding Series D Warrant. Pursuant to the Warrant Agreement, the exercise price of the Series D Warrants was reduced from $6.00 to between $5.90 and $5.92 per share of common stock (depending on the date of issuance) except the Series D Warrants issued to Philips, which adjusted from $12.00 to $11.90 per share of common stock., This reduction corresponded to the amount of such holders’ accrued Exercise Price Accrual. Each Series D Warrant expires on the twelfth anniversary of the date of issuance.

Each Series D Warrant holder also agreed to receive a credit for their benefit, which equaled the total unaccrued Annual Dividend (as defined in the Series D Certificate) of each share of Series D Preferred Stock that would have accrued following September 30, 2010, the date of the Recapitalization Agreement (defined in Note 3), through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). Pursuant to the Warrant Agreement, each Series D Warrant holder received an Accrual Credit for each share of common stock into which such warrant is exercisable. The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants upon the earlier of: (i) the passage of eight years from the date of issuance of each Series D Warrant or (ii) a Liquidation Event of the Company (as defined in the Warrant Agreement). The Accrual Credit will remain credited to the account of each Series D Warrant holder until used or until the date that such warrants are no longer exercisable in accordance with their terms. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a change of control or the eighth anniversary of their issuance, would be between $1.02 to $1.05 per share of common stock, (depending on the date of issuance of the related shares of Series D Preferred Stock) except in the case of the Series D Warrants of Philips, whose effective exercise price would decrease to approximately $7.05 per share of common stock.

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

The Series E Preferred Stock was recorded at issuance at the proceeds net of the fair value of the Series E Warrants, which was determined using the Monte Carlo valuation method at issuance. The difference between the amount recorded at issuance and the original issue price was accreted using the effective interest method over the expected term of the Series E Preferred Stock. The Series E Preferred Stock was recorded as a liability because it was mandatorily redeemable. The accretion for the Series E Preferred Stock was $24.1 million for the year ended December 31, 2010, as the full amount of the accretion was recognized prior to converting the Series E Preferred Stock into common stock under the terms of the Recapitalization Agreement (defined in Note 3). On September 30, 2010, pursuant to the Recapitalization Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and its Series E Warrant for shares of common stock.

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

NOTE 11: STOCKHOLDERS’ EQUITY AND RECAPITALIZATION AGREEMENT

On September 30, 2010, the Company entered into the Recapitalization Agreement with Pegasus IV, LSGC Holdings and LED Holdings. Pursuant to the Recapitalization Agreement on September 30, 2010, LSGC Holdings purchased 12,500,000 shares of common stock at a price per share of $1.60, for an aggregate purchase price of $20.0 million. On October 5, 2010, LSGC Holdings exercised its option to purchase an additional 3,125,000 shares of common stock at a price per share of $1.60, for an aggregate purchase price of $5.0 million. In total, the Company issued 15,625,000 shares of common stock to LSGC Holdings for an aggregate purchase price of $25.0 million.

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

On September 30, 2010 and in conjunction with the Recapitalization Agreement, the Board of Directors of the Company approved, and recommended to the stockholders for approval, a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) that amended the Certificate of Designation (the “Series D Certificate”) concerning the Company’s Series D Preferred Stock to provide for the automatic conversion of all shares of Series D Preferred Stock into common stock upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. Pegasus IV, as holder of the majority of the Series D Preferred Stock, and, together with LSGC Holdings, the majority holders of the voting power of the Company, approved the Certificate of Amendment. The Company filed the Certificate of Amendment on December 22, 2010. After the Certificate of Amendment was effective, holders of Series D Preferred Stock received between 0.64 to 0.66 shares of common stock for each share of Series D Preferred Stock they held (dependent upon the date of issuance of their Series D Preferred Stock) for a total of 44,072,123 shares of common stock.

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

Warrants for the Purchase of Common Stock

At December 31, 2010, the Company had the following warrants outstanding for the purchase of common stock:

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

In April 2008, the Company issued restricted stock awards to certain of its management staff for a total of 841,250 shares of common stock. The vesting schedule for these restricted stock awards is as follows: (i) 33% of the total awarded shares vest on the first date after the grant date that the Company’s “Recognized Revenue” equals $50 million, (ii) 34% of the awarded shares vest on the first date after the grant date that the Company’s Recognized Revenue is greater than $115 million and (iii) 33% of the awarded shares shall vest on the first day after the grant date that the Company’s Recognized Revenue is greater than $150 million. In any event, all outstanding restricted stock awards will vest on the third anniversary of the grant date. For purposes of the vesting schedule, Recognized Revenue is defined as the cumulative gross revenue generated by (i) sales of products that have been delivered to customers of the Company or one of its subsidiaries, or (ii) licensing of the technology developed by the Company or one of its subsidiaries, since January 1, 2008. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to these restricted stock awards of $(14,000), $2.1 million and $663,000, respectively.

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

The Company recorded stock option expense of $3.9 million, $1.3 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2010, the Company has the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2011	$1,273,003
2012	822,976
2013	372,082
2014	343,106
2015	307,695
Thereafter	-

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

NOTE 20: RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued financial statements for the years ended December 31, 2009 and 2008 have been restated to reflect a correction of an error related to the classification of the provisions for excess and obsolete inventory in the statement of operations. For the years ended December 31, 2009 and 2008, the Company previously recorded provisions for excess and obsolete inventory of $4.1 million and $4.5 million, respectively, of which $1.9 million and $445,000, respectively, was included in operations expense and $2.2 million and $4.1 million, respectively, was included in research and development. In response to comments from the staff of the Division of Corporation Finance of the SEC and based on the guidance provided by ASC 420-10-S99-3, the Company determined that the expenses associated with the provision for excess and obsolete inventory for the years ended December 31, 2009 and 2008 should have been included in cost of goods sold. Accordingly, the Company has restated its financial statements for the years ended December 31, 2009 and 2008 provided herein to reflect the proper accounting treatment.

The following table sets forth the statement of operations for the year ended December 31, 2009 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change
Cost of goods sold	$24,754,819	$28,880,949	$4,126,130
Gross margin	6,621,997	2,495,867	(4,126,130)
Operations	8,165,066	6,243,968	(1,921,098)
Research and development	6,600,352	4,395,320	(2,205,032)
Total operating expenses	49,157,476	45,031,346	(4,126,130)

The following table sets forth the statement of operations for the year ended December 31, 2008 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change
Cost of goods sold	$16,688,600	$21,206,703	$4,518,103
Gross margin (deficit)	4,069,993	(448,110)	(4,518,103)
Operations	6,453,867	6,008,872	(444,995)
Research and development	7,332,296	3,259,188	(4,073,108)
Total operating expenses	100,322,718	95,804,615	(4,518,103)

NOTE 21: SUBSEQUENT EVENTS

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

NOTE 22: EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR’S REPORT

On April 22, 2011, the Company entered into Amendment No. 1 to the Loan and Security Agreement that governs the Company’s Wells Fargo ABL. This amendment: (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis for calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to the Company’s minimum unrestricted cash balance and minimum EBITDA. The Company paid Wells Fargo a fee of $100,000 in connection with the amendment.

On April 22, 2011, the Company entered into an Assignment Agreement with LSGC Holdings II, LLC (“Holdings II”), an affiliate of Pegasus Capital, pursuant to which it sold all of its rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, its former Chairman and Chief Executive Officer. The Company received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds. In May 2011, the Company received $7.0 million in proceeds from Mr. Gibler’s life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, the Company issued Holdings II a demand note on May 6, 2011, pursuant to which it promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) was paid in full. The demand note was payable in full upon demand by Holdings II, and Holdings II subsequently elected to convert the outstanding principal and accrued interest on the demand note into shares of the Company’s common stock on May 16, 2011. Accordingly, approximately $6.5 million of principal and interest on the demand note was converted into 1,635,800 shares of our common stock at an implied price of $4.00 per share.

On April 27, 2011, the Company entered into an Exchange Agreement with Philips pursuant to which the Company issued 1,359,273 shares of common stock to Philips in exchange for its Series D Warrant, which represented the right to purchase 5,330,482 shares of common stock.

On April 28, 2011, we appointed James Haworth to serve as our Chief Executive Officer and he was subsequently appointed to serve as Chairman of our board of directors on June 16, 2011.

On May 11, 2011, the Company sold 6,250,000 shares of common stock to Geveran Investments, Ltd. for $4.00 per share, and on May 16, 2011, the Company received a commitment from Al Bawardi Enterprises LLC to purchase 387,500 shares of common stock at $4.00 per share. These offerings will generate gross proceeds, before deducting placement agent commissions, of approximately $26.6 million.

On May 16, 2011, the Company entered into a Subscription Agreement with LSGC Holdings pursuant to which it agreed to sell 3,750,000 shares of its common stock to LSGC Holdings at $4.00 per share, subject to LSGC Holdings’ receipt of the requisite funds from a third party investor or investors on or before June 15, 2011. On May 25, 2011, such condition was satisfied and we issued 3,750,000 shares of common stock to LSGC Holdings for $15.0 million.