Form 10-Q
period 2011-06-30
LIGHTING SCIENCE GROUP CORP
filed 2011-08-15
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 9, 2011, was 201,261,457 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$19,666,965	14,489,700
Accounts receivable, net	19,312,179	15,722,762
Inventories, net	60,142,655	23,046,912
Prepaid expenses	6,265,398	5,239,663
Other current assets	508,598	485,236

Total current assets	105,895,795	58,984,273

Property and equipment, net	16,374,980	7,830,341
Intangible assets, net	3,614,190	3,952,927
Goodwill	1,626,482	1,626,482
Other long-term assets	204,221	99,340

Total assets	$127,715,668	72,493,363

Liabilities and Stockholders’ Equity

Current liabilities:
Lines of credit	$9,263,781	6,075,679
Current portion of long-term debt	52,910	93,193
Accounts payable	44,067,026	37,236,525
Accrued expenses	3,264,429	4,267,944
Unearned revenue	16,858	132,010

Total current liabilities	56,665,004	47,805,351

Long-term debt, less current portion	21,066	6,501

Total liabilities	56,686,070	47,811,852

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 100,000,000 shares, no shares issued or outstanding as of June 30, 2011 and December 31, 2010
Common stock, $.001 par value, authorized 400,000,000 shares, 201,140,930 and 125,595,418 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	201,140	125,595
Additional paid-in-capital	540,854,244	471,255,918
Accumulated deficit	(466,683,948)	(443,141,591)
Accumulated other comprehensive loss	(3,341,838)	(3,558,411)

Total stockholders’ equity	71,029,598	24,681,511

Total liabilities and stockholders’ equity	$127,715,668	72,493,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
		Restated		Restated
Revenue (net of noncash sales incentives of $535,000 and $2.5 million for the three and six months ended June 30, 2011, respectively)	$23,441,614	$9,759,159	$44,660,030	$15,193,103
Cost of goods sold	22,065,755	10,533,830	44,803,140	14,845,274

Gross margin (deficit)	1,375,859	(774,671)	(143,110)	347,829

Operating expenses:
Sales and marketing (includes related party expenses of $174,000 and $50,000 for the three months ended June 30, 2011 and 2010, respectively, and $278,000 and $50,000 for the six months ended June 30, 2011 and 2010, respectively)	4,263,117	2,808,733	7,667,383	4,822,326
Operations	3,314,129	1,539,265	6,371,606	2,596,860
Research and development	2,909,837	2,441,538	5,043,581	4,139,352
General and administrative (includes related party expenses of $188,000 and $750,000 for the three months ended June 30, 2011 and 2010, respectively, and $375,000 and $750,000 for the six months ended June 30, 2011 and 2010, respectively)	4,018,731	3,908,005	9,058,847	7,027,110
Impairment of goodwill and other long-lived assets	—	10,455,009	—	10,455,009
Depreciation and amortization	1,010,324	844,766	1,825,437	1,727,134

Total operating expenses	15,516,138	21,997,316	29,966,854	30,767,791

Loss from operations	(14,140,279)	(22,771,987)	(30,109,964)	(30,419,962)

Other income (expense):
Interest income	149,267	572	152,387	1,532
Interest expense	(194,796)	(103,778)	(354,004)	(627,925)
Related party interest expense	(43,200)	(280,475)	(43,200)	(1,688,832)
Increase in fair value of liabilities under derivative contracts	—	(86,461,170)	—	(90,115,544)
Dividends on preferred stock	—	(1,307,765)	—	(1,566,100)
Accretion of preferred stock	—	(679,258)	—	(866,785)
Other income, net	7,048,445	12,846	6,812,424	7,261

Total other income (expense)	6,959,716	(88,819,028)	6,567,607	(94,856,393)

Loss before income tax expense	(7,180,563)	(111,591,015)	(23,542,357)	(125,276,355)

Income tax expense	—	491,196	—	399,684

Net loss	(7,180,563)	(112,082,211)	(23,542,357)	(125,676,039)

Dividend requirements
6% return on Series B Preferred Stock	—	254,646	—	515,964
8% return on Series C Preferred Stock	—	71,179	—	140,199

Net loss attributable to common stock	$(7,180,563)	$(112,408,036)	$(23,542,357)	$(126,332,202)

Basic and diluted net loss per weighted average common share	$(0.04)	$(3.70)	$(0.13)	$(4.19)

Basic and diluted weighted average number of common shares outstanding	193,222,011	30,400,238	178,194,716	30,138,496

Net loss	$(7,180,563)	$(112,082,211)	$(23,542,357)	$(125,676,039)

Foreign currency translation gain (loss)	73,368	(745,330)	216,573	(2,138,593)

Comprehensive loss	$(7,107,195)	$(112,827,541)	$(23,325,784)	$(127,814,632)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Balance December 31, 2010	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$24,681,511

Issuance of common stock for director’s compensation	286,365	286	944,715	—	—	945,001

Stock based compensation expense	—	—	1,238,979	—	—	1,238,979

Stock issued under equity compensation plans	1,984,547	1,984	947,376	—	—	949,360

Issuance of common stock in connection with private placements, net of $1.8 million issuance costs	15,779,527	15,780	57,500,651	—	—	57,516,431

Issuance of common stock for conversion of debt	1,635,800	1,636	6,541,564	—	—	6,543,200

Issuance of common stock in exchange for outstanding warrants	55,859,273	55,859	(55,859)	—	—	—

Warrant issued to a customer	—	—	2,480,900	—	—	2,480,900

Net loss	—	—	—	(23,542,357)	—	(23,542,357)

Foreign currency translation adjustment	—	—	—	—	216,573	216,573

Balance June 30, 2011	201,140,930	$201,140	$540,854,244	$(466,683,948)	$(3,341,838)	$71,029,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
		Restated
Cash flows from operating activities:
Net loss	$(23,542,357)	$(125,676,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,825,437	1,727,134
Impairment of goodwill and other long-lived assets	—	10,455,009
Issuance of common stock for directors’ compensation	945,001	835,651
Non-cash stock option and restricted stock compensation expense	1,238,979	691,759
Accretion of preferred stock redemption value	—	866,785
Non-cash sales incentive	2,480,900	—
Increase in fair value of warrants	—	90,115,544
Dividends on preferred stock	—	1,566,100
Loss on disposal of assets	187,569	185,489
Deferred income tax	—	399,684
Changes in operating assets and liabilities:
Accounts receivable	(3,590,345)	(297,513)
Inventories	(37,102,153)	(3,433,250)
Prepaid expenses	(1,026,015)	(2,165,496)
Other current and long-term assets	(128,243)	(197,997)
Accounts payable	6,830,501	3,245,712
Accrued expenses and other liabilities	(960,315)	1,318,154
Unearned revenue	(115,152)	800,769

Net cash used in operating activities	(52,956,193)	(19,562,505)

Cash flows from investing activities:
Purchase of property and equipment	(10,181,675)	(816,942)
Proceeds from sale of property and equipment	67,500	4,500

Net cash used in investing activities	(10,114,175)	(812,442)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	9,806,823	(14,542,740)
Proceeds from long-term borrowings	25,700	—
Payment of short and long-term debt	(42,865)	(1,282,462)
Proceeds from issuance of common stock under equity compensation plans	949,360	3,662
Redemption of 6% Convertible Preferred Stock	—	(403,322)
Payment of 6% Convertible Preferred Stock dividends	—	(17,116)
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	—	25,379,144
Proceeds from issuance of mandatorily redeemable Series E Preferred Stock	—	30,000,113
Proceeds from private placement of common stock	59,299,928	—
Placement agent commissions on private placements	(1,783,497)	—

Net cash provided by financing activities	68,255,449	39,137,279

Effect of exchange rate fluctuations on cash	(7,816)	(504,386)

Net increase in cash	5,177,265	18,257,946
Cash and cash equivalents balance at beginning of period	14,489,700	267,048

Cash and cash equivalents balance at end of period	$19,666,965	$18,524,994

Supplemental disclosures:
Interest paid during the period	$66,469	$337,567

Non-cash investing and financing activities:
Conversion of debt to equity	$6,543,200	$—

6% convertible Preferred Stock dividends paid and deducted in arriving at net loss	$—	$17,116

Conversion of notes payable and accrued interest to Series D Units	$—	$40,590,240

Conversion of accrued guaranty fees and interest to Series D Units	$—	$1,605,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and it designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturers in Asia and Mexico.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K (as amended) filed with the SEC on June 29, 2011 (“Form 10-K/A”).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Bad debt expense is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2011 and December 31, 2010, accounts receivable of the Company is reflected net of allowances for doubtful accounts of $1.2 million and $851,000, respectively.

As of June 30, 2011 and December 31, 2010, there were $5.8 million and $10.9 million, respectively, of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V.

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. The Company uses a standard costing methodology to value its inventories. This costing methodology approximates actual cost on a weighted average basis. The Company reviews and sets its standard costs of raw materials, work-in-process and finished goods inventory quarterly to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each reporting period. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory. The write down of excess and obsolete inventory based on this evaluation, is included in cost of goods sold.

On a quarterly basis, the Company considers the need to record a lower of cost or market adjustment once raw materials are used to produce specific finished goods. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods. The write-down of inventory to the lower of cost or market creates a new cost basis that cannot be marked up even if there are subsequent changes in the underlying facts and circumstances.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs as well as purchases of production equipment and other capital investments such as the Company’s new Enterprise Resource Planning (“ERP”) system. The Company’s anticipated growth is expected to significantly increase its working capital needs during 2011, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”) and LSGC Holdings II, LLC (“Holdings II”), which together with its affiliates, is the Company’s controlling stockholder and, to a lesser extent, borrowings under the Company’s credit facilities.

During the six months ended June 30, 2011, the Company received $64.0 million from six private placements of its common stock from a related party demand note that was converted to equity (see Note 9 – Stockholders’ Equity for further discussion of these private placements). As of June 30, 2011, the Company had cash and cash equivalents of $19.7 million. As of June 30, 2011, the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”) provided it with borrowing capacity of up to 85% of its applicable and eligible accounts receivable and inventory plus qualified cash, up to a maximum of $25.0 million. As of June 30, 2011 the Company had $8.4 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $15.8 million.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a short term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. The ABN AMRO facility has a maximum availability of €175,000 and on June 30, 2011, the total amount outstanding under the ABN AMRO facility was €97,000, or $140,000. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million and availability is based on 78% of LSGBV’s eligible trade receivable invoices. As of June 30, 2011, the total amount outstanding under the IFN Finance facility was €537,000, or $773,000. Both of these facilities are due on demand.

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

The Company has filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of its common stock, but such offering remains subject to a number of conditions. In contemplation of this offering, the Company has incurred legal and accounting costs of $1.2 million as of June 30, 2011, which are included in prepaid expenses. Such costs will be offset against the proceeds from the offering upon its successful completion. If the offering is not successful, these costs will be expensed.

Pegasus Capital has committed to assist the Company with its capital raising initiatives as necessary. The Company believes it will have sufficient capital to fund its operations for at least the next twelve months.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consist of the following:

	As of June 30, 2011	As of December 31, 2010
Raw materials and components	$52,069,840	$17,410,440
Work-in-process	182,724	761,171
Finished goods	7,890,091	4,875,301

Total inventory, net	$60,142,655	$23,046,912

Property and Equipment, net

Property and equipment, net consists of the following:

	As of June 30, 2011	As of December 31, 2010
Leasehold improvements	$1,275,998	$500,244
Office furniture and equipment	3,532,205	3,906,000
Tooling, production and test equipment	11,917,157	7,334,068
Construction-in-process	3,720,410	997,112

Total property and equipment	20,445,770	12,737,424
Accumulated depreciation	(4,070,790)	(4,907,083)

Total property and equipment, net	$16,374,980	$7,830,341

Depreciation related to property and equipment was $805,000 and $295,000 for the three months ended June 30, 2011 and 2010, respectively. Depreciation related to property and equipment was $1.4 million and $626,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5. GOODWILL AND INTANGIBLES

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for the impairment charges in the fourth quarter of 2008 and the second and fourth quarters of 2010, and their net book values are detailed below as of June 30, 2011 and December 31, 2010:

	Cost, Less			Estimated
	Impairment	Accumulated	Net Book	Remaining
	Charges	Amortization	Value	Useful Life
June 30, 2011:
Technology and intellectual property	$3,300,057	$(1,725,934)	$1,574,123	1.3 to 14.0 years
Trademarks	1,032,790	(389,595)	643,195	3.0 to 18.0 years
Customer relationships	3,487,103	(2,142,233)	1,344,870	2.0 to 12.0 years
License agreements	2,255,915	(2,203,913)	52,002	8.0 years

	$10,075,865	$(6,461,675)	$3,614,190

Goodwill	$1,626,482	$—	$1,626,482

December 31, 2010:
Technology and intellectual property	$3,849,156	$(2,067,991)	$1,781,165	0.5 to 14.5 years
Trademarks	1,070,483	(407,517)	662,966	3.5 to 18.5 years
Customer relationships	3,460,132	(1,999,859)	1,460,273	2.5 to 12.5 years
License agreements	2,077,668	(2,029,145)	48,523	8.5 years

	$10,457,439	$(6,504,512)	$3,952,927

Goodwill	$1,626,482	$—	$1,626,482

Total intangible amortization expense was $205,000 and $550,000 for the three months ended June 30, 2011 and 2010, respectively. Total intangible amortization expense was $410,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	June 30, 2011	December 31, 2010

ABN AMRO Bank, revolving line of credit	$140,047	$226,421

IFN Finance, working capital line	772,664	1,157,406

Wells Fargo, revolving line of credit	8,351,070	4,691,852

	$9,263,781	$6,075,679

ABN AMRO Bank

As of June 30, 2011, the maximum borrowing capacity on the ABN AMRO revolving line of credit was €175,000 and the interest rate on the facility was 7.5% per annum. Borrowings under the ABN AMRO revolving line of credit are payable on demand. ABN AMRO has a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance.

IFN Finance

As of June 30, 2011, the maximum borrowing capacity on the IFN Finance facility was €1.5 million and availability was based on 78% of the value of LSGBV’s eligible trade receivables. As of June 30, 2011, there was $1.1 million of accounts receivable pledged as collateral for outstanding borrowings on this facility. Interest is payable monthly on this facility and the interest rate was 6.7% per annum as of June 30, 2011. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

On November 22, 2010, the Company entered into the Wells Fargo ABL that provided borrowing capacity of up to 85% of its applicable and eligible accounts receivable and inventory plus qualified cash, up to a maximum of $15.0 million. On April 22, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Wells Fargo ABL and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to the minimum unrestricted cash balance and minimum EBITDA. The Company paid Wells Fargo a fee of $100,000 in connection with the Amendment.

On May 6, 2011, the Company entered into Amendment No. 2 to the Wells Fargo ABL and (i) authorized a demand note issued by the Company to Holdings II (see Note 9 – Stockholders’ Equity for further discussion), (ii) authorized certain payments to Holdings II pursuant to the demand note and (iii) increased from the maximum amount of authorized advances or payments to or on benefit of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, for each fiscal month in 2011 and thereafter $250,000 to $500,000.

On August 8, 2011, the Company entered into Amendment No. 3 to the Wells Fargo ABL, which was effective as of August 5, 2011, and (i) increased the maximum borrowing capacity under the Loan Agreement from $25 million to $50 million with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase Bank, N.A. on behalf of Pegasus IV, or any other entity in favor of Wells Fargo for the benefit of the Company (the “Supplemental Loan Availability”), (ii) adjusts the basis used to calculate the unused line fee in respect of the amount of the Supplemental Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for the benefit of the Company, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each fiscal month beginning on July 1, 2011 from $500,000 to $750,000, (iv) added all current and future owned equipment, real property and fixtures of the Company and its domestic subsidiaries as collateral securing the Company’s borrowings under the Loan Agreement and (v) adjusts the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. The Company paid Wells Fargo a fee of $150,000 in connection with Amendment No. 3.

As of June 30, 2011, qualified collateral included $4.6 million of accounts receivable, $4.5 million of inventory and $20.2 million of qualified cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual effective interest rate on the Wells Fargo ABL was 4.24% as of June 30, 2011.

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

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guaranty indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is also required to maintain minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Company was compliant with all covenants under the Wells Fargo ABL as of June 30, 2011. As of June 30, 2011, the Company had $8.4 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $15.8 million. The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions.

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

As of June 30, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a recurring or non-recurring basis.

NOTE 8. SERIES D AND SERIES E PREFERRED UNITS

Series D Units and Series D Preferred Stock

In 2010, the Company consummated a rights offering and issued a total of 67,260,304 Series D Units in exchange for $25.4 million in gross proceeds, the conversion of $35.2 million of principal and accrued interest on a convertible note previously issued to Pegasus IV, the conversion of $5.4 million of principal and accrued interest on a convertible note previously issued to Koninklijke Philips Electronics, N.V. (“Philips”) and the satisfaction of $1.6 million of guaranty fees relating to a line of credit formerly maintained with the Bank of Montreal (“BMO”). Each Series D Unit was comprised of one share of Series D Preferred Stock (the “Series D Preferred Stock”) and a warrant to purchase one share of common stock (the “Series D Warrants”).

The Series D Preferred Stock comprising part of the Series D Units was recorded at the original issuance price net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series D Preferred Stock was $664,000 and $820,000 for the three and six months ended June 30, 2010, respectively. On December 22, 2010, the Series D Preferred Stock was converted into a total of 44,072,123 shares of common stock under the terms of the Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) between the Company and Pegasus IV, LSGC Holdings and LED Holdings LLC, which was entered into as of September 30, 2010.

Series D Warrants

Each Series D Warrant comprising part of the Series D Units evidenced the right of the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share of common stock except for the Series D Warrants comprising the Series D Units issued to Philips, which had an exercise price of $12.00 per share. Each Series D Warrant expires on the twelfth anniversary of the date of issuance. On December 22, 2010, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC as warrant agent (the “Warrant Agent”), that effectively amended the terms of the outstanding Series D Warrants. Pursuant to the Warrant Agreement, the exercise price of the Series D Warrants was reduced from $6.00 to between $5.90 and $5.92 per share of common stock issuable upon exercise of such Series D Warrants (depending on the date of issuance) except for the Series D Warrant issued to Philips, which was reduced from $12.00 to $11.90 per share of common stock issuable upon exercise of such Series D Warrant. This reduction corresponded to the amount of the accrued Exercise Price Accrual (as defined in the Warrant Agreement) at the date of the Warrant Agreement.

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

Upon original issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” due to a “down round” provision contained in the Series D Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. Pursuant to the terms of the Warrant Agreement, the Series D Warrants were amended to omit the down round provision. As of December 22, 2010, the effective date of the Warrant Agreement, the Series D Warrants were adjusted to fair value using the Monte Carlo valuation method and reclassified to additional paid-in capital. The change in fair value for the three and six months ended June 30, 2010 related to the Series D Warrants was an increase of $87.3 million and $91.0 million, respectively, and is recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the three and six months ended June 30, 2010 was due primarily to the increase in the price of the Company’s common stock during this period.

On February 9, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”), effective as of February 4, 2011, with LSGC Holdings pursuant to which the Company issued 54,500,000 shares of common stock in exchange for LSGC Holdings’ Series D Warrant to purchase 60,758,777 shares of common stock and LSGC Holdings’ warrant to purchase 942,857 shares of common stock, which was previously issued to Pegasus IV in connection with its guaranty of the Company’s line of credit with BMO.

On April 27, 2011, the Company entered into an Exchange Agreement (the “Philips Exchange”) with Philips pursuant to which the Company issued 1,359,273 shares of common stock in exchange for Philips’ Series D Warrant to purchase 5,330,482 shares of common stock.

Series E Units and Series E Preferred Stock

On June 23, 2010, the Company entered into a subscription agreement Pegasus IV pursuant to which it sold Pegasus IV 235,295 Series E Units at a price per Series E Unit of $127.50, for an aggregate purchase price of $30.0 million. Each Series E Unit was comprised of one share of Series E Preferred Stock (the “Series E Preferred Stock”) and a warrant to purchase 50 shares of common stock (the “Series E Warrant”) at a price per share of $7.00.

The Series E Preferred Stock comprising part of the Series E Units was recorded at the original issuance price net of the fair value of the Series E Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series E Preferred Stock. The Series E Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series E Preferred Stock was $2,000 for both the three and six months ended June 30, 2010. On September 30, 2010, pursuant to the Recapitalization Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and its Series E Warrant for shares of common stock.

Each share of Series E Preferred Stock underlying the Series E Units was entitled to an annual cumulative dividend of 13.454% of $127.50, which compounded annually on the anniversary of the date of issuance.

Series E Warrants

Each Series E Warrant comprising part of the Series E Units evidenced the right of the holder to purchase 50 shares of the Company’s common stock at an exercise price of $7.00 per share of common stock. Each Series E Warrant was scheduled to expire on the twelfth anniversary of the date of issuance. Upon original issuance, the Series E Warrants were considered a derivative financial instrument due to a “down round” provision contained in the Series E Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. The change in fair value for both the three and six months ended June 30, 2010 related to the Series E Warrants was a decrease of $844,000 and was recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the three and six months ended June 30, 2010 was due primarily to the decrease in the price of the Company’s common stock during this period.

NOTE 9. STOCKHOLDERS’ EQUITY

On January 3, 2011, the Company issued 286,365 shares of common stock to its non-employee directors in settlement of directors’ fees of $945,000 for 2011.

On January 13, 2011, the Company issued a warrant to The Home Depot (the “THD Warrant”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the THD Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of June 30, 2011, the Company determined that 1,000,000 shares issuable pursuant to the THD Warrant vested during the six months ended June 30, 2011 based on purchases made and, accordingly, recorded a $535,000 and $2.5 million reduction in revenue for the three and six months ended June 30, 2011.

On January 26, 2011, the Company received $18.0 million from a private placement of 5,454,545 shares of its common stock to certain affiliates of Pegasus Capital and two of its directors.

On April 22, 2011, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with Holdings II, pursuant to which it sold all of its rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, the Company’s former Chairman and Chief Executive Officer. The Company received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, the Company received $7.0 million in proceeds from Mr. Gibler’s key man life insurance policy, which is included in other income, net, on the condensed consolidated statement of operations and comprehensive loss, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, the Company issued Holdings II a demand note on May 6, 2011 pursuant to which it promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) is paid in full. Holdings II subsequently elected to convert the outstanding principal and accrued interest on this demand note into shares of the Company’s common stock on May 16, 2011 (the “Holdings Conversion”). In the Holdings Conversion, the demand note of $6.5 million and accrued interest was converted into 1,635,800 shares of the Company’s common stock at a conversion price of $4.00 per share. The Holdings Conversion includes a down round provision, which requires the Company to issue additional shares of common stock in the event the Company issues shares below $4.00 per share in its proposed underwritten public offering of up to $150.0 million of its common stock. The Company evaluated this feature in accordance with ASC-815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separated from the equity transaction and has been accounted for in equity.

On April 27, 2011, the Company entered into the Philips Exchange Agreement with Philips pursuant to which it issued 1,359,273 shares of its common stock in exchange for the Series D Warrant to purchase 5,330,482 shares of its common stock held by Philips. The stock purchase agreement includes a down round provision, which requires the Company to issue additional shares of common stock in the event the Company issues shares below $4.00 per share in its proposed underwritten public offering of up to $150.0 million of its common stock. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separate from the equity transaction and has been accounted for in equity.

On May 11, 2011, the Company sold 6,250,000 shares of its common stock to Geveran Investments Ltd. for $4.00 per share (the “Geveran Placement”). These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act’). This offering generated net proceeds, after deducting placement agent commissions, of $23.8 million. The stock purchase agreement includes a down round provision, which requires the Company to issue additional shares of common stock in the event the Company issues shares below $4.00 per share in its proposed underwritten public offering of up to $150.0 million of its common stock. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separate from the equity transaction and has been accounted for in equity.

On May 16, 2011, the Company also entered into a subscription agreement with LSGC Holdings pursuant to which LSGC Holdings agreed to purchase 3,750,000 shares of the Company’s common stock at a purchase price of $4.00 per share (the “Holdings Placement”). This purchase was completed on May 26, 2011 and generated net proceeds, after deducting placement agent commissions, of $14.4 million. The stock purchase agreement includes a down round provision, which requires the Company to issue additional shares of common stock in the event the Company issues shares below $4.00 per share in its proposed underwritten public offering of up to $150.0 million of its common stock. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separate from the equity transaction and has been accounted for in equity.

On May 16, 2011, the Company also entered into a subscription agreement with Al Bawardi Enterprises, LLC, (“Al Bawardi”) pursuant to which Al Bawardi agreed to purchase 387,500 shares of the Company’s common stock at a purchase price of $4.00 per share (the “Al Bawardi Placement”). In June 2011 the Company issued 324,982 shares of its common stock in the Al Bawardi Placement at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. This offering generated net proceeds, after deducting placement agent commissions, of $1.2 million. The stock purchase agreement includes a down round provision, which requires the Company to issue additional shares of common stock in the event the Company issues shares below $4.00 per share in its proposed underwritten public offering of up to $150.0 million of its common stock. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separate from the equity transaction and has been accounted for in equity.

Warrants for the Purchase of Common Stock

As of June 30, 2011, the following warrants for the purchase of common stock were outstanding:

		Number of
		Common	Exercise
Warrant Holder	Reason for Issuance	Shares	Price		Expiration Date

Investors in March 2007 private placement	Private Placement A Warrants	3,160,281		$1.60	March 9, 2012 through June 29, 2012

Line of credit guarantors	Financing guarantees	121,375		$6.00	September 22, 2011 through March 31, 2012

Icurie	Marketing agreement	6,250		$6.40	September 13, 2011

Investors in rights offering	Series D Warrants	1,171,044	$ $	5.90 to 5.92	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	5,000,000		$2.00	2014 through 2018

		9,458,950

As of June 30, 2011, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot. As discussed above, 1,000,000 shares issuable pursuant to the THD Warrant vested during the six months ended June 30, 2011 when the product purchases for the period reached the required levels.

NOTE 10: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a Support Services Agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 84.6% of the Company’s common stock as of June 30, 2011.

During the three and six months ended June 30, 2011 the Company recorded $43,000 in interest expense related to the advance on Mr. Gibler’s life insurance from Holdings II. During the three and six months ended June 30, 2010, the Company recorded $280,000 and $1.7 million, respectively, in combined interest expense, guaranty fees and transaction fees related to the convertible note issued to Pegasus IV and Pegasus IV’s promissory notes and guaranty of the BMO line of credit. In addition, during the three months ended June 30, 2011 and 2010, the Company recorded $188,000 and $750,000, respectively, of management fees pursuant to the Support Services Agreement, and during the six months ended June 30, 2011 and 2010, the Company recorded $375,000 and $750,000, respectively, of management fees pursuant to the Support Services Agreement.

During the three months ended June 30, 2011 and 2010, the Company incurred consulting fees of $174,000 and $50,000, respectively, for services provided by MWW Group, a public relations company owned by Michael Kempner, a director of the Company. During the six months ended June 30, 2011 and 2010, the Company incurred consulting fees of $278,000 and $50,000, respectively, for services provided by MWW Group.

NOTE 11. CONCENTRATIONS OF CREDIT RISK

For the three and six months ended June 30, 2011, the Company had two customers whose revenue collectively represented 67% and 71%, respectively, of total revenue. For the three and six months ended June 30, 2010, the Company had one customer whose revenue represented 19% and 13%, respectively, of total revenue.

As of June 30, 2011, the Company had two customers whose accounts receivable balance collectively represented 46% of accounts receivables, net of allowances. As of December 31, 2010, the Company had two customers whose accounts receivable balance collectively represented 47% of accounts receivables, net of allowances.

NOTE 12. RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements for the three and six months ended June 30, 2010 have been restated to reflect a correction of an error related to the valuation of the Series D Units and Series E Units in the statement of operations and comprehensive loss and the statement of cash flows. The Company determined that the Black Scholes valuation method previously used to determine fair market value of the Series D Warrants issued in connection with the Company’s Series D Units during the six months ended June 30, 2010 and the Series E Warrants issued in connection with the Company’s Series E Units during the six months ended June 30, 2010 was not an acceptable valuation method for financial reporting purposes. A binomial model was required to appropriately determine the fair value in accordance with US GAAP. As a result, the Series D Warrants and Series E Warrants were revalued, effective as of the issuance date and again as of March 31, 2010 and June 30, 2010, using the Monte Carlo valuation method. The change in valuation method resulted in an increase in the fair value of liabilities under derivative contracts of $9.3 million and $11.0 million for the three and six months ended June 30, 2010, respectively, and an increase in the accretion of preferred stock of $105,000 and $85,000 for the three and six months ended June 30, 2010, respectively.

The following table sets forth the statement of operations for the three months ended June 30, 2010 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change

Increase in fair value of liabilities under derivative contracts	$(76,862,771)	$(86,461,170)	$(9,598,399)
Accretion of preferred stock	(574,707)	(679,258)	(104,551)
Total other expense	(79,116,078)	(88,819,028)	(9,702,950)
Net loss attributable to common stock	(102,705,086)	(112,408,036)	(9,702,950)
Basic and diluted net loss per weighted average common share	$(3.38)	$(3.70)	$0.32
Basic and diluted weighted average number of common shares outstanding	30,400,238	30,400,238	—
Comprehensive (loss) income	$(103,124,591)	$(112,827,541)	$(9,702,950)

The following table sets forth the statement of operations for the six months ended June 30, 2010 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change

Increase in fair value of liabilities under derivative contracts	$(79,097,242)	$(90,115,544)	$(11,018,302)
Accretion of preferred stock	(781,542)	(866,785)	(85,243)
Total other expense	(83,752,848)	(94,856,393)	(11,103,545)
Net loss attributable to common stock	(115,228,657)	(126,332,202)	(11,103,545)
Basic and diluted net loss per weighted average common share	$(3.82)	$(4.19)	$0.37
Basic and diluted weighted average number of common shares outstanding	30,138,496	30,138,496	—
Comprehensive (loss) income	$(116,711,087)	$(127,814,632)	$(11,103,545)

The effect of this correction was recorded in the financial statements for the year ended December 31, 2010, and the interim periods for each of the quarters in 2010 will be revised in each quarterly filing during 2011 to reflect the effect of this correction. See Note 8 - Series D and Series E Preferred Units for additional information.

NOTE 13. SUBSEQUENT EVENTS

On August 8, 2011, the Company entered into Amendment No. 3 to the Wells Fargo ABL, which was effective as of August 5, 2011, and (i) increased the maximum borrowing capacity under the Loan Agreement from $25 million to $50 million; with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase Bank, N.A. on behalf of Pegasus IV, or any other entity in favor of Wells Fargo for the benefit of the Company (the “Supplemental Loan Availability”), (ii) adjusts the basis used to calculate the unused line fee in respect of the amount of the Supplemental Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for the benefit of the Company, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each fiscal month beginning on July 1, 2011, from $500,000 to $750,000 (iv) added all current and future owned equipment, real property and fixtures of the Company and its domestic subsidiaries as collateral securing the Company’s borrowings under the Loan Agreement and (v) adjusts the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. The Company paid Wells Fargo a fee of $150,000 in connection with the Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission ( “SEC”) on June 29, 2011 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act’) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Retrofit lamp sales have grown significantly over the past year and currently represent the majority of our revenue. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses.

We experienced substantial sales growth during the year ended December 31, 2010 and the six months ended June 30, 2011 as a result of our launch of multiple new products and the addition or expansion of relationships with several key customers. These developments occurred as the acceptance of LED lighting for general illumination generally became more widespread, though we believe it still remains in its early stages.

While we experienced improvement from preceding quarters, our gross margin for the three and six months ended June 30, 2011 continues to reflect the impact of higher than normal costs for the production ramp of products introduced during 2010 and the initial launch of new products during the six months ended June 30, 2011 as well as our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products. The most significant factors driving our sequential gross margin improvement was a reduction in per unit materials cost driven by our scale and decreased labor costs associated with a transition of volume to our new production facility in Monterrey, Mexico. June was the first month in which the majority of our production volume was based in our Mexico plant. We continue to be impacted, however, by inefficiencies resulting from our ongoing supply chain development, the rapid expansion and training of our labor force and delays in migrating our production from our Satellite Beach, Florida facility to lower cost internal and third-party contract manufacturing and assembly sites. While production capacity increased as planned at our new facility in Mexico, delays in obtaining certain required clearances drove a lower sales volume from the Mexico facility than we originally anticipated. We ramped volume production at our Mexico facility of finished retrofit lamps for sale to customers during March 2011 and continued this process in the second quarter of 2011. We expect this ramp to increase in the third quarter of 2011 and thereafter. For the six months ended June 30, 2011, our cost of goods sold continued to be adversely affected by expediting costs incurred in previous periods related to the delivery of materials. We have successfully qualified additional suppliers closer to our production sites and have significantly reduced expediting costs as we increase our purchases from these suppliers in the near-term and improve planning of product requirements. We believe expediting and labor costs should further improve in the second half of 2011 as we implement our new Enterprise Resource Planning (“ERP”) system, which we believe will help us more effectively manage our inventory and production schedules.

Our gross margin for the three and six months ended June 30, 2011 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot, Inc. (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,000,000 shares of our common stock at an exercise price of $2.00 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from the Company. Our revenue for the three and six months ended June 30, 2011 was reduced by a non-cash charge of $535,000 and $2.5 million, respectively, which represents the fair-value of the portion of the THD Warrant that vested during the six months ended June 30, 2011. Excluding the impact of this non-cash charge, our revenue would be $535,000 and $2.5 million higher and our gross margin would be 8.0% and 5.0% for the three and six months ended June 30, 2011, respectively, versus the gross margin of 5.9% and negative 0.3% that was reported for the three and six months ended June 30, 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue (net of $535,000 and $2.5 million of noncash sales incentive for THD warrant for the three and six months ended June 30, 2011, respectively)	$23,441,614	$9,759,159	$44,660,030	$15,193,103
Cost of goods sold	22,065,755	10,533,830	44,803,140	14,845,274

Gross margin (deficit)	$1,375,859	$(774,671)	$(143,110)	$347,829

GAAP Gross margin percentage	5.9%	-7.9%	-0.3%	2.3%

Following several acquisitions in 2007 and 2008, we continued efforts to effectively manage, consolidate and restructure our operating expenses in 2010 and the first six months of 2011. Excluding non-cash expenses for stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses increased by 36.4% and 52.2% for the three and six months ended June 30, 2011, respectively, while revenue increased 145.7% and 210.3%, respectively, excluding the $535,000 and $2.5 million non-cash sales incentive expense, and represented 56.9% and 55.1% of revenue for the three and six months ended June 30, 2011, respectively, as compared to 102.5% and 112.3% of adjusted revenue for the three and six months ended June 30, 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$23,441,614	$9,759,159	$44,660,030	$15,193,103
Add back:
Noncash sales incentives for THD Warrant	535,412	—	2,480,900	—

Adjusted revenue	23,977,026	9,759,159	47,140,930	15,193,103

Cost of goods sold	22,065,755	10,533,830	44,803,140	14,845,274

Adjusted gross margin (deficit)	$1,911,271	$(774,671)	$2,337,790	$347,829

Non-GAAP adjusted gross margin percentage	8.0%	-7.9%	5.0%	2.3%

Total operating expenses	15,516,138	21,997,316	29,966,854	30,767,791
Less:
Issuance of common stock for directors compensation	—	(699,128)	(945,001)	(835,651)
Non-cash stock option and restricted stock compensation expense	(870,722)	—	(1,238,979)	(691,759)
Impairment of goodwill and other long-lived assets	—	(10,455,009)	—	(10,455,009)
Depreciation and amortization	(1,010,324)	(844,766)	(1,825,437)	(1,727,134)

Total operating expenses, excluding stock based compensation, impairment of goodwill and other long-lived assets and depreciation and amortization	13,635,092	9,998,413	25,957,437	17,058,238

GAAP operating expenses as a percentage of adjusted revenue	64.7%	225.4%	63.6%	202.5%

Non-GAAP operating expenses as a percentage of adjusted revenue	56.9%	102.5%	55.1%	112.3%

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the foregoing non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

Our performance for the first six months of 2011 reflects the early results of the strategic plan upon which we continue to execute. This plan includes initiatives related to (i) improving operating expense efficiency, (ii) developing and commercializing ground breaking products and technologies, (iii) capturing significant sales and distribution channel access and (iv) expanding and optimizing global supply chain operations as we meet growing demand for our products.

The initial phase of our strategic plan included restructuring our operations to better align our operating expenses with our business needs while increasing investment in our research and engineering resources. During the year ended December 31, 2010, we exited our Japanese operations, consolidated our California-based operations into our headquarters in Satellite Beach, Florida and restructured our European operations. These activities followed similar initiatives during the year ended December 31, 2009 including the closing of our New Jersey facility and our former headquarters office in Texas, which significantly reduced our headcount as well as our overhead costs. Additionally, we substantially reduced the number of employees at our Netherlands location in 2009 in order to reduce duplication in engineering efforts and to focus more on sales and distribution across Europe. We also restructured our California operations during the year ended December 31, 2009. As of December 31, 2010, our U.S. operations were consolidated into our Satellite Beach, Florida headquarters.

Another aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We launched approximately 50 new products during 2010 and an additional 59 new products in the first six months of 2011, including a new generation of LED retrofit lamps and luminaires. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting including in biological applications. Our new product pipeline remains robust and we believe our track record of introducing new, higher performance and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A third aspect of our strategic plan entails capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The fourth aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010 and the six months ended June 30, 2011. While our gross margin improved to a positive 5.9% and a negative 0.3% for the three and six months ended June 30, 2011, respectively, as compared to a negative gross margin of 11.0% for the year ended December 31, 2010, we anticipate additional near-term gains as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through increased sourcing from suppliers closer to our production sites, implementing our new ERP system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel. We have also increased the scale of our North American manufacturing and assembly operations with the expansion of our production capacity at our Satellite Beach facility and the addition of significant low-cost capacity at our facility in Monterrey, Mexico. We also successfully established low-cost production capacity in Mexico with Jabil Circuit Inc, our new contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

•

External legislation and subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs despite the recent congressional efforts to delay implementation of certain of such initiatives in the US. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

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

Recent Events

On April 22, 2011, we entered into Amendment No. 1 to the Loan and Security Agreement that governs our asset-based revolving credit facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”). This amendment (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to our minimum unrestricted cash balance and minimum EBITDA. We paid Wells Fargo a fee of $100,000 in connection with this amendment.

On April 22, 2011, we entered into an Assignment Agreement (the “Assignment Agreement”) with LSGC Holdings II, LLC (“Holdings II”) pursuant to which we sold all of our rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. We received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, we received $7.0 million in proceeds from Mr. Gibler’s key man life insurance policy and Holdings II surrendered its rights thereto under the Assignment Agreement. In exchange for surrendering its rights to these proceeds, we issued Holdings II a demand note on May 6, 2011 pursuant to which we promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) was paid in full. Holdings II elected to convert the outstanding principal and accrued interest on the demand note into shares of our common stock on May 16, 2011 (the “Holdings Conversion”). In the Holdings Conversion, the demand note of $6.5 million and accrued interest was converted into 1,635,800 shares of our common stock at a conversion price of $4.00 per share.

On April 27, 2011, we entered into an Exchange Agreement with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which we agreed to issue 1,359,273 shares of our common stock in exchange for the Series D Warrant to purchase 5,330,482 shares of our common stock held by Philips.

On April 28, 2011, we appointed James Haworth to serve as our Chief Executive Officer.

On May 11, 2011, we sold 6,250,000 shares of our common stock to Geveran Investments Ltd. for $4.00 per share (the “Geveran Placement”). These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. This offering generated net proceeds, after deducting placement agent commissions, of $23.8 million.

On May 16, 2011, we entered into a subscription agreement with LSGC Holdings, LLC (“LSGC Holdings”) pursuant to which LSGC Holdings agreed to purchase 3,750,000 shares of our common stock at a purchase price of $4.00 per share (the “Holdings Placement”). This purchase was completed on May 26, 2011 and generated net proceeds, after deducting placement agent commissions, of $14.4 million.

On May 16, 2011, we also entered into a subscription agreement with Al Bawardi Enterprises, LLC, (“Al Bawardi”) pursuant to which Al Bawardi agreed to purchase 387,500 shares of our common stock at a purchase price of $4.00 per share (the “Al Bawardi Placement”). In June 2011 and after concluding that Al Bawardi had breached its remaining obligations, we issued 324,982 shares of our common stock in the Al Bawardi Placement at $4.00 per share. These shares were offered in an off-shore offering pursuant to Regulation S of the Securities Act. This offering generated net proceeds, after deducting placement agent commissions, of $1.2 million.

On August 8, 2011, we entered into Amendment No. 3 to the Wells Fargo ABL, which was effective as of August 5, 2011, and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $25 million to $50 million, with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase Bank, N.A. on behalf of Pegasus Partners IV, LP (“Pegasus IV”), or any other entity, in favor of Wells Fargo for our benefit (the “Supplemental Loan Availability”), (ii) adjusted the basis used to calculate the unused line fee in respect of the amount of the Supplement Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for our benefit, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of Lighting Science Group Mexico SRL (“LSG Mexico”), the Company’s Mexican subsidiary, in each fiscal month beginning on July 1, 2011, from $500,000 to $750,000, (iv) added all current and future owned equipment, real property and fixtures as collateral securing our borrowings under the Wells Fargo ABL and (v) adjusted the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. We paid Wells Fargo a fee of $150,000 in connection with this amendment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K/A for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 1 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010
Revenue (net of non-cash sales incentives of $535,000 for 2011)	$23,441,614	$9,759,159	13,682,455	140.2%	100.0%	100.0%
Cost of goods sold	22,065,755	10,533,830	11,531,925	109.5%	94.1%	107.9%
Sales and marketing	4,263,117	2,808,733	1,454,384	51.8%	18.2%	28.8%
Operations	3,314,129	1,539,265	1,774,864	115.3%	14.1%	15.8%
Research and development	2,909,837	2,441,538	468,299	19.2%	12.4%	25.0%
General and administrative	4,018,731	3,908,005	110,726	2.8%	17.1%	40.0%
Impairment of goodwill and other long-lived assets	—	10,455,009	(10,455,009)	100.0%	0.0%	107.1%
Depreciation and amortization	1,010,324	844,766	165,558	19.6%	4.3%	8.7%
Interest income	149,267	572	148,695	*	0.6%	0.0%
Interest expense, including related party	(237,996)	(384,253)	146,257	-38.1%	-1.0%	-3.9%
Increase in fair value of liabilities under derivative contracts	—	(86,461,170)	86,461,170	*	0.0%	-885.9%
Dividends on preferred stock	—	(1,307,765)	1,307,765	*	0.0%	-13.4%
Accretion of preferred stock	—	(679,258)	679,258	*	0.0%	-7.0%
Other income, net	7,048,445	12,846	7,035,599	*	30.1%	0.1%
Income tax expense	—	491,196	(491,196)	*	0.0%	5.0%

Net loss	$(7,180,563)	$(112,082,211)	104,901,648	-93.6%	-30.6%	-1148.5%

*	Variance is not meaningful.

Revenue

Revenue increased $13.7 million, or 140.2%, to $23.4 million for the three months ended June 30, 2011 from $9.8 million for the three months ended June 30, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2010 and the six months ended June 30, 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $535,000 for the three months ended June 30, 2011, which represented the fair-value of the portion of the THD Warrant that vested during the six months ended June 30, 2011. Excluding the impact of this non-cash charge, our revenue was $23.9 million for the three months ended June 30, 2011, an increase of $14.2 million or 145.7% over the three months ended June 30, 2010.

Our revenue was negatively impacted during the three months ended June 30, 2011 by a delay in shipments to a key customer due to a trademark infringement dispute between the customer and a third party associated with products originating from our contract manufacturing facilities in China. We have since transitioned our contract manufacturing partnership to Jabil Circuit Inc in Mexico, and do not anticipate this issue to be on going.

Cost of Goods Sold

Cost of goods sold increased $11.5 million, or 109.5%, to $22.1 million for the three months ended June 30, 2011 from $10.5 million for the three months ended June 30, 2010. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the three months ended June 30, 2011.

Cost of goods sold as a percentage of revenue decreased for the three months ended June 30, 2011 to 94.1% (or a gross margin of 5.9%) as compared to 107.9% (or a negative gross margin of 7.9%) for the three months ended June 30, 2010. Our gross margin for the three months ended June 30, 2011 was impacted by a non-cash charge that reduced our revenue by $535,000. Excluding the impact of this non-cash charge, our gross margin was 8.0%.

The decrease in cost of goods sold as a percentage of revenue was the result of lower materials costs due to increased scale, lower labor costs with the transition of volume to our new production facility in Mexico and improved efficiencies in our supply chain, which included increased sourcing from suppliers closer to our production sites, a reduction in expedited materials delivery and increased production at our lower cost facility in Mexico. For the three months ended June 30, 2011, freight-in was $1.2 million or 5.0% of revenue compared to $604,000 or 6.2% of revenue for the three months ended June 30, 2010. In addition, gross margin was impacted by the mix of products sold during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Sales and Marketing

Sales and marketing expenses increased $1.5 million, or 51.8%, to $4.3 million for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010, but decreased as a percentage of revenue to 18.2% for the three months ended June 30, 2011 from 28.8% for the three months ended June 30, 2010. The increase in sales and marketing expenses was primarily due to a $906,000 increase in personnel related expenses from the continued expansion of our sales and marketing group as we build our enterprise and national accounts sales teams, a $175,000 increase in freight not billed to customers in conjunction with the increase in our revenue and $147,000 and $130,000 increases in consulting expenses and expenses related to product samples, respectively.

Operations

Operations expenses increased $1.8 million, or 115.3%, to $3.3 million for the three months ended June 30, 2011 from $1.5 million in the three months ended June 30, 2010, but decreased as a percentage of revenue to 14.1% for the three months ended June 30, 2011 from 15.8% for the three months ended June 30, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010. Specifically, personnel related expenses increased $978,000, travel related costs increased $267,000 due to additional travel to our Mexico facility, overhead costs increased $264,000 and materials and supplies increased $256,000.

Research and Development

Research and development expenses increased $468,000, or 19.2%, to $2.9 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010, but decreased as a percentage of revenue to 12.4% for the three months ended June 30, 2011 from 25.0% for the three months ended June 30, 2010. The increase in research and development expenses was primarily due to a $352,000 increase in personnel related expenses as we expanded our product development efforts, a $159,000 increase in materials, supplies and tooling and an $89,000 increase in test product expense. These increases were partially offset by a $107,000 decrease in prototyping expense.

General and Administrative

General and administrative expenses increased $111,000, or 2.8%, to $4.0 million for the three months ended June 30, 2011 from $3.9 million for the three months ended June 30, 2010, but decreased as a percentage of revenue to 17.1% for the three months ended June 30, 2011 from 40.0% for the three months ended June 30, 2010. The increase in general and administrative expenses was primarily due to a $567,000 increase in non-cash stock based compensation, which was primarily related to stock option and restricted stock expense for employees, and a $264,000 increase in facility rent expense due to the expansion of our Florida headquarters and the addition of a distribution center in Melbourne, Florida. These increases were partially offset by a $563,000 decrease in management fees paid to Pegasus of and a $169,000 decrease in professional fees.

Impairment of Goodwill and Other Intangible Assets

As of June 30, 2010, we performed an interim impairment analysis of the assets of our Netherlands-based subsidiary, Lighting Science Group, B.V. (“LSGBV”), to determine whether any goodwill or intangible assets were impaired due to on-going negative cash flows and other factors. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we believed relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in a new cost basis for the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Depreciation and Amortization

Depreciation and amortization expense increased $166,000, or 19.6%, to $1.0 million for the three months ended June 30, 2011 from $845,000 for the three months ended June 30, 2010, but decreased as a percentage of revenue to 4.3% for the three months ended June 30, 2011 from 8.7% for the three months ended June 30, 2010. The increase in depreciation and amortization expense was primarily due to a $510,000 increase in depreciation expense as a result of the purchase of manufacturing equipment and research and development machinery during the year ended December 31, 2010 and the six months ended June 30, 2011. This increase in depreciation expense was partially offset by a $345,000 decrease in amortization expense due primarily to the impairment of certain intangible assets that occurred during 2010.

Interest Income

Interest income increased $149,000 for the three months ended June 30, 2011 to $149,000 from $1,000 for the three months ended June 30, 2010. For the three months ended June 30, 2011, interest income was primarily due to interest earned on Mr. Gibler’s life insurance policy. For the three months ended June 30, 2010, interest income was primarily due to interest earned on our interest bearing bank account in Australia.

Interest Expense, Including Related Party

Interest expense, including related party, decreased $146,000, or 38.1%, to $238,000 for the three months ended June 30, 2011 from $384,000 for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 consisted primarily of $91,000 of interest expense and fees related to the Wells Fargo ABL, which we entered into in November 2010; $43,000 of interest on the advance on Mr. Gibler’s life insurance policy from Holdings II and $16,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the three months ended June 30, 2010 consisted primarily of $231,000 of guaranty fees payable to Pegasus IV related to the BMO line of credit, which we terminated in October 2010; $78,000 of interest expense related to the BMO line of credit and $18,000 of interest expense related to LSGBV’s debt facilities.

Increase in Fair Value of Liabilities under Derivative Contracts

During the three months ended March 31, 2010, we consummated a rights offering and issued Series D Units that were comprised of one share of our Series D Preferred Stock (“Series D Preferred Stock”) and a warrant (the “Series D Warrants”) to purchase one share of our common stock. The Series D Warrants underlying the Series D Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Series D Warrants increased by $87.3 million for the three months ended June 30, 2010 primarily due to an increase in the price of our common stock during this period. Pursuant to the terms of the Warrant Agreement that we entered into as of December 22, 2010, the Series D Warrants were amended to omit the down round provision, which had originally resulted in the Series D Warrants being recorded as liabilities and, therefore, no amount was recorded to account for the change in fair value during the three months ended June 30, 2011.

On June 23, 2010, we consummated a private placement and issued Series E Units that were comprised of one share of our Series E Preferred Stock (“Series E Preferred Stock”) and a warrant (the “Series E Warrant”) to purchase fifty shares of our common stock. The Series E Warrant underlying the Series E Units was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Series E Warrant decreased by $843,000 from June 23, 2010, the issuance date of the Series E Units that included the Series E Warrant, through June 30, 2010 primarily due to a decrease in the price of our common stock during this period. The Series E Warrant underlying the Series E Units was exchanged for shares of our common stock on September 30, 2010; therefore, no amount was recorded to account for the change in fair value during the three months ended June 30, 2011.

Dividends on Preferred Stock

Dividends on preferred stock of $1.3 million for the three months ended June 30, 2010 consisted of $1.3 million of dividends incurred on the Series D Preferred Stock underlying the Series D Units, which were issued on March 3, 2010; $46,000 of dividends incurred on the Series E Preferred Stock underlying the Series E Units, which were initially issued on June 23, 2010; and $9,000 of dividends incurred on our 6% Convertible Preferred Stock. No shares of preferred stock were outstanding during the three months ended June 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $664,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock underlying the Series D Units, $13,000 of accretion expense incurred on the 6% Convertible Preferred Stock and $2,000 of accretion expense incurred on the outstanding shares of Series E Preferred Stock underlying the Series E Units for the three months ended June 30, 2010. No shares of preferred stock were outstanding during the three months ended June 30, 2011.

Other Income, Net

Other income, net, increased $7.0 million for the three months ended June 30, 2011 to income of $7.0 million from $13,000 for the three months ended June 30, 2010. Other income for the three months ended June 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy.

Income Tax Expense

Income tax expense of $491,000 for the three months ended June 30, 2010 was primarily due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV. For the three months ended June 30, 2011, the effective tax rate of 0.0% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2011. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Due to our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets and the tax benefits relating to our losses were fully reserved as of June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010
Revenue (net of non-cash sales incentives of $2.5 million for 2011)	$44,660,030	$15,193,103	29,466,927	193.9%	100.0%	100.0%
Cost of goods sold	44,803,140	14,845,274	29,957,866	201.8%	100.3%	97.7%
Sales and marketing	7,667,383	4,822,326	2,845,057	59.0%	17.2%	31.7%
Operations	6,371,606	2,596,860	3,774,746	145.4%	14.3%	17.1%
Research and development	5,043,581	4,139,352	904,229	21.8%	11.3%	27.2%
General and administrative	9,058,847	7,027,110	2,031,737	28.9%	20.3%	46.3%
Impairment of goodwill and other long-lived assets	—	10,455,009	(10,455,009)	100.0%	0.0%	68.8%
Depreciation and amortization	1,825,437	1,727,134	98,303	5.7%	4.1%	11.4%
Interest income	152,387	1,532	150,855	*	0.3%	0.0%
Interest expense, including related party	(397,204)	(2,316,757)	1,919,553	-82.9%	-0.9%	-15.2%
Increase in fair value of liabilities under derivative contracts	—	(90,115,544)	90,115,544	*	0.0%	-593.1%
Dividends on preferred stock	—	(1,566,100)	1,566,100	*	0.0%	-10.3%
Accretion of preferred stock	—	(866,785)	866,785	*	0.0%	-5.7%
Other income, net	6,812,424	7,261	6,805,163	*	15.3%	0.0%
Income tax expense	—	399,684	(399,684)	*	0.0%	2.6%

Net loss	$(23,542,357)	$(125,676,039)	102,133,682	-81.3%	-52.7%	-827.2%

*	Variance is not meaningful.

Revenue

Revenue increased $29.5 million, or 193.9%, to $44.6 million for the six months ended June 30, 2011 from $15.2 million for the six months ended June 30, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2010 and the six months ended June 30, 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $2.5 million for the six months ended June 30, 2011, which represented the fair-value of the portion of the THD Warrant that vested on June 20, 2011. Excluding the impact of this non-cash charge, our revenue was $47.1 million for the six months ended June 30, 2011, an increase of $31.9 million or 210.3% over the six months ended June 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $30.0 million, or 201.8%, to $44.8 million for the six months ended June 30, 2011 from $14.8 million for the six months ended June 30, 2010. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the six months ended June 30, 2011.

Cost of goods sold as a percentage of revenue increased for the six months ended June 30, 2011 to 100.3% (or a negative gross margin of 0.3%) as compared to 97.7% (or a gross margin of 2.3%) for the six months ended June 30, 2010. Our gross margin for the six months ended June 30, 2011 was impacted by a non-cash charge that reduced our revenue by $2.5 million. Excluding the impact of this non-cash charge, our gross margin was 5.0%.

The increase in cost of goods sold as a percentage of revenue was also the result of inefficiencies related to our efforts to meet faster than anticipated growth in demand for our products and included:

•	expedited materials delivery; and

•	delays in obtaining certain required clearances for our production facility in Mexico, which delayed initiation of lower cost production.

For the six months ended June 30, 2011, freight-in was $3.6 million, or 8.1% of revenue, compared to $797,000, or 5.2% of revenue, for the six months ended June 30, 2010. The increase in freight-in for the six months ended June 30, 2011 was due to expedited delivery expenses. In addition, gross margin was negatively impacted by the mix of products sold during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Sales and Marketing

Sales and marketing expenses increased $2.8 million, or 59.0%, to $7.7 million for the six months ended June 30, 2011 from $4.8 million for the six months ended June 30, 2010, but decreased as a percentage of revenue to 17.2% for the six months ended June 30, 2011 from 31.7% for the six months ended June 30, 2010. The increase in sales and marketing expenses was primarily due to a $1.3 million increase in personnel related expenses due to the continued expansion of our sales and marketing group as we build our enterprise and national accounts sales teams, a $457,000 increase in freight not billed to customers and $264,000 in commission expense related to the increase in our revenue and $472,000 and $277,000 increases in consulting expenses and travel related expenses, respectively.

Operations

Operations expenses increased $3.8 million, or 145.4%, to $6.4 million for the six months ended June 30, 2011 from $2.6 million in the six months ended June 30, 2010, but decreased as a percentage of revenue to 14.3% for the six months ended June 30, 2011 from 17.1% for the six months ended June 30, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010. Specifically, personnel related expenses increased $2.1 million, travel related costs increased $422,000 due to additional travel to the Mexico facility, overhead costs increased $553,000, materials and supplies increased $398,000 and consulting costs increased $244,000.

Research and Development

Research and development expenses increased $904,000, or 21.8%, to $5.0 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010, but decreased as a percentage of revenue to 11.3% for the six months ended June 30, 2011 from 27.2% for the six months ended June 30, 2010. The increase in research and development expenses was primarily due to a $547,000 increase in personnel related expenses as we expanded our product development efforts, a $211,000 increase in materials, supplies and tooling and a $156,000 increase in certifications and standards costs due to the increase in the number of ENERGY STAR® and other certifications sought for our products.

General and Administrative

General and administrative expenses increased $2.0 million, or 28.9%, to $9.1 million for the six months ended June 30, 2011 from $7.0 million for the six months ended June 30, 2010, but decreased as a percentage of revenue to 20.3% for the six months ended June 30, 2011 from 46.3% for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to a $1.2 million increase in non-cash stock based compensation, which was primarily related to equity issued to our board of directors in lieu of cash payments for their services and stock option and restricted stock expense for employees, a $515,000 increase in professional fees, a $316,000 increase in bad debt expense due to the increase in our accounts receivable, a $306,000 increase in facility rent expense due to the expansion of our Florida headquarters and the addition of a distribution center and a $257,000 increase in recruiting fees. These increases were partially offset by a $375,000 decrease in management fees paid to Pegasus and a $185,000 decrease in consulting fees.

Impairment of Goodwill and Other Intangible Assets

As of June 30, 2010, we performed an interim impairment analysis of LSGBV, assets to determine whether any goodwill or intangible assets were impaired due to on-going negative cash flows and other factors. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we believed relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in a new cost basis for the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Depreciation and Amortization

Depreciation and amortization expense increased $98,000, or 5.7%, to $1.8 million for the six months ended June 30, 2011 from $1.7 million for the six months ended June 30, 2010, but decreased as a percentage of revenue to 4.1% for the six months ended June 30, 2011 from 11.4% for the six months ended June 30, 2010. The increase in depreciation and amortization expense was primarily due to a $789,000 increase in depreciation expense as a result of the purchase of manufacturing equipment and research and development machinery during the year ended December 31, 2010 and the six months ended June 30, 2011. This increase in depreciation expense was partially offset by a $691,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2010.

Interest Income

Interest income increased $151,000 for the six months ended June 30, 2011 to $152,000 from $2,000 for the six months ended June 30, 2010. For the six months ended June 30, 2011, interest income was primarily due to interest earned on Mr. Gibler’s life insurance policy. For the six months ended June 30, 2010, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense, Including Related Party

Interest expense, including related party, decreased $1.9 million, or 82.9%, to $397,000 for the six months ended June 30, 2011 from $2.3 million for the six months ended June 30, 2010. This decrease was due primarily to the conversion of the principal and interest amounts underlying the notes payable to Pegasus IV and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO line of credit in April 2010, which resulted in smaller debt balances during the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 consisted primarily of $316,000 of interest expense and fees related to the Wells Fargo ABL, which we entered into in November 2010; $43,000 of interest on the advance on Mr. Gibler’s life insurance policy from Holdings II and $43,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the six months ended June 30, 2010 consisted primarily of $919,000 of guaranty fees payable to Pegasus IV related to the BMO line of credit, which we terminated in October 2010; $955,000 of interest expense on the notes payable to Pegasus IV and Philips; $337,000 of interest expense related to the BMO line of credit and $67,000 of interest expense related to LSGBV’s debt facilities.

Increase in Fair Value of Liabilities under Derivative Contracts

During the six months ended June 30, 2010, we consummated a rights offering and issued Series D Units that were comprised of one share of our Series D Preferred Stock and the Series D Warrants. The Series D Warrants underlying the Series D Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Series D Warrants increased by $91.0 million for the period from March 3, 2010, the initial issuance date of the Series D Units that included the Series D Warrants through June 30, 2010 primarily due to an increase in the price of our common stock during this period. Pursuant to the terms of the Warrant Agreement that we entered into as of December 22, 2010, the Series D Warrants were amended to omit the down round provision, which had originally resulted in the Series D Warrants being recorded as liabilities and, therefore, no amount was recorded to account for the change in fair value during the six months ended June 30, 2011.

On June 23, 2010, we consummated a private placement and issued Series E Units that were comprised of one share of our Series E Preferred Stock and the Series E Warrant. The Series E Warrant underlying the Series E Units were accounted for as a liability and its fair value was determined using the Monte Carlo valuation method.

The fair value of the outstanding Series E Warrant decreased by $843,000 from June 23, 2010, the issuance date of the Series E Units that included the Series E Warrant through June 30, 2010, primarily due to a decrease in the price of our common stock during this period. The Series E Warrant underlying the Series E Units was exchanged for shares of our common stock on September 30, 2010; therefore, no amount was recorded to account for the change in fair value during the six months ended June 30, 2011.

Dividends on Preferred Stock

Dividends on preferred stock of $1.6 million for the six months ended June 30, 2010 consisted of $1.5 million of dividends incurred on the Series D Preferred Stock underlying the Series D Units, which were issued on March 3, 2010, $46,000 of dividends incurred on the Series E Preferred Stock underlying the Series E Units, which were initially issued on June 23, 2010, and $18,000 of dividends incurred on our 6% Convertible Preferred Stock. No shares of preferred stock were outstanding during the six months ended June 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $820,000 of accretion expense incurred on the outstanding shares of Series D Preferred Stock underlying the Series D Units, $45,000 of accretion expense incurred on the 6% Convertible Preferred Stock and $2,000 of accretion expense incurred on the outstanding shares of Series E Preferred Stock underlying the Series E Units for the six months ended June 30, 2010. No shares of preferred stock were outstanding during the six months ended June 30, 2011.

Other Income, Net

Other income, net, increased $6.8 million for the six months ended June 30, 2011 to $6.8 million from $7,000 for the six months ended June 30, 2010. Other income for the six months ended June 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy, partially offset by a $175,000 loss on disposal of assets.

Income Tax Expense

Income tax expense of $400,000 for the six months ended June 30, 2010 was primarily due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV, partially offset by income tax benefit of $183,000 due to the amortization of intangible assets recorded by LSGBV. For the six months ended June 30, 2011, the effective tax rate of 0.0% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2011 and net operating loss carryforwards.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Our cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchases of production equipment and other capital investments such as our new ERP system. Our anticipated growth is expected to significantly increase our working capital needs during 2011 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital and to a lesser extent, borrowings under our credit facilities.

During the six months ended June 30, 2011, we received $64.0 million from six private placements of our common stock. As of June 30, 2011, we had cash and cash equivalents of approximately $19.7 million. As of June 30, 2011, our asset-based revolving credit facility with Wells Fargo provided us with borrowing capacity of up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $25.0 million. On August 8, 2011, we amended the Wells Fargo ABL, effective as of August 5, 2011, and increased the maximum borrowing capacity from $25.0 million to $50.0 million. As of June 30, 2011, we had approximately $8.4 million outstanding under the Wells Fargo ABL and additional borrowing capacity of approximately $15.8 million.

LSGBV has a short-term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. As of June 30, 2010, we had $140,000 outstanding under the short-term ABN AMRO line of credit. LSGBV also has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 78% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of June 30, 2011, we had $773,000 outstanding under the IFN Finance line of credit.

We have historically been dependent on affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”) for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. We may need to raise additional capital through the issuance of equity, equity-related or debt securities or through additional borrowings from financial institutions. We cannot be certain that these additional funds will be available on terms satisfactory to us or at all.

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

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
Cash flow activities:	2011	2010
Net cash used in operating activities	$(52,956,193)	$(19,562,505)
Net cash used in investing activities	(10,114,175)	(812,442)
Net cash provided by financing activities	68,255,449	39,137,279

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $53.0 million and $19.6 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in operating activities for the six months ended June 30, 2011 included certain non-cash reconciliation items comprised primarily of a $2.5 million reduction in revenue for the fair value of the portion of the THD Warrant that vested during the six months ended June 30, 2011, $2.2 million of stock-based compensation expense and $1.8 million in depreciation and amortization. For the six months ended June 30, 2010, non-cash reconciliation items included a $90.1 million increase in fair value of warrants, $10.5 million impairment of goodwill and other long-lived assets, $1.7 million in depreciation and amortization, $1.5 million of stock-based compensation expense and $867,000 accretion of preferred stock. The decrease in net loss for the six months ended June 30, 2011, excluding these non-cash reconciliation items, was $16.9 million compared to $18.8 million for the six months ended June 30, 2010. This improvement was primarily a result of higher gross profit margins in the current period.

Net cash used in operating activities increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to changes in working capital. For the six months ended June 30, 2011, accounts receivable increased $3.6 million due to the growth in our revenue, inventories increased $37.1 million due to the build-up of materials and components and finished products to support projected near-term demand for our products and prepaid expenses increased $1.0 million. These cash uses were partially offset by a $6.8 million increase in accounts payable as we increased our procurement activities to support anticipated growth.

Investing Activities

Cash used in investing activities primarily related to the purchase of manufacturing equipment and research and development machinery. Net cash used in investing activities was $10.1 million and $812,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities for the six months ended June 30, 2011 was primarily due to an increase in our capital expenditures as we continued to expand our production capacity at our new manufacturing facility in Monterrey, Mexico and the ongoing investment in our ERP system implementation.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $68.3 million and $39.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2011 was a result of the issuance of common stock for $59.3 million, net borrowings on our lines of credit of $9.8 million and $949,000 in proceeds from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on the private placements. Cash provided by financing activities for the six months ended June 30, 2010 was comprised of $25.4 million in proceeds from the issuance of the Series D Units pursuant to our rights offering and $30.0 million in proceeds from the issuance of the Series E Units. These amounts were partially offset by $15.8 million in net payments on outstanding short- and long-term debt.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report on Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of June 30, 2011, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2010, we have made progress implementing certain remediation plans to address the material weaknesses described in our Annual Report, although none have been entirely resolved and fully tested. Specifically during the six months ended June 30, 2011, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we engaged a specialist to assist in the valuation of complex derivative instruments; and

•	we initiated procedures for reviewing the estimates and calculations of fair market value related to stock options.

As of July 1, 2011, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to our new ERP system. The purpose of the ERP system is to facilitate the flow of information between all business functions within the Company. As a result of the ERP implementation, there were changes to processes and procedures that impact internal controls over financial reporting. Management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: August 15, 2011	By	/s/ JAMES HAWORTH

James Haworth
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By	/s/ GREGORY T. KAISER

Gregory T. Kaiser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination of the Certificates of Designations of Preferred Stock filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated April 22, 2008, among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

4.3	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009 between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.4	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.5	Warrant Agreement, dated as of December 22, 2010 among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.8*	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No. 1 to Loan and Security Agreement, dated as of April 22, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.2	Exchange Agreement, dated as of April 27, 2011, by and between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.3	Assignment Agreement, dated as of April 22, 2011, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.5	Demand Promissory Note, dated as of May 6, 2011, issued by Lighting Science Group Corporation to LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.6	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.7	Subordination Agreement, dated as of May 6, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.8*	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd.

10.9*	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC.

10.10*	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC.

10.11	Amendment No. 3 to Loan and Security Agreement, dated as of August 5, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent and a lender thereunder (previously filed as Exhibit 101 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.