Form 10-Q
period 2011-09-30
LIGHTING SCIENCE GROUP CORP
filed 2011-11-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 10, 2011, was 201,542,500 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$16,278,099	14,489,700
Accounts receivable, net	20,698,267	15,722,762
Inventories, net	36,626,604	23,046,912
Prepaid expenses	5,341,230	5,239,663
Other current assets	516,996	485,236

Total current assets	79,461,196	58,984,273

Property and equipment, net	18,125,805	7,830,341
Intangible assets, net	2,241,726	3,952,927
Goodwill	—	1,626,482
Other long-term assets	212,765	99,340

Total assets	$100,041,492	72,493,363

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$41,538,607	6,075,679
Current portion of long-term debt	25,319	93,193
Accounts payable	23,323,238	37,236,525
Accrued expenses	12,284,209	4,267,944
Unearned revenue	17,209	132,010

Total current liabilities	77,188,582	47,805,351

Long-term debt, less current portion	20,698	6,501

Total liabilities	77,209,280	47,811,852

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 100,000,000 shares, no shares issued or outstanding as of September 30, 2011 and December 31, 2010
Common stock, $.001 par value, authorized 400,000,000 shares, 201,409,357 and 125,595,418 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	201,409	125,595
Additional paid-in-capital	542,002,950	471,255,918
Accumulated deficit	(515,768,491)	(443,141,591)
Accumulated other comprehensive loss	(3,603,656)	(3,558,411)

Total stockholders’ equity	22,832,212	24,681,511

Total liabilities and stockholders’ equity	$100,041,492	72,493,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
		Restated
Revenue	$27,350,283	$15,137,902
Cost of goods sold (includes inventory valuation allowance of $19.0 million and $789,000 for the three months ended September 30, 2011 and 2010, respectively, and provision for losses on purchase commitments of $8.5 million for the three months ended September 30, 2011)	52,476,625	16,796,658

Gross margin (deficit)	(25,126,342)	(1,658,756)

Operating expenses:
Sales and marketing (includes related party expenses of $172,000 and $78,000 for the three months ended September 30, 2011 and 2010, respectively)	5,208,758	2,050,868
Operations	3,988,553	1,187,650
Research and development	2,950,339	2,606,747
General and administrative (includes related party expenses of $125,000 and $188,000 for the three months ended September 30, 2011 and 2010, respectively)	5,411,716	3,849,941
Write-off of deferred offering costs	1,269,318	—
Restructuring expenses	511,405	103,333
Impairment of goodwill and other long-lived assets	2,878,817	—
Depreciation and amortization	1,336,114	596,934

Total operating expenses	23,555,020	10,395,473

Loss from operations	(48,681,362)	(12,054,229)

Other income (expense):
Interest income	591	1,739
Interest expense	(284,879)	(55,019)
Related party interest expense	—	(986,735)
Decrease in fair value of liabilities under derivative contracts	—	30,341,089
Dividends on preferred stock	—	(1,968,695)
Accretion of preferred stock	—	(72,210,493)
Other expense net	(118,892)	(53,490)

Total other expense	(403,180)	(44,931,604)

Loss before income tax expense	(49,084,542)	(56,985,833)

Income tax benefit	—	(17,039)

Net loss	(49,084,542)	(56,968,794)

Dividend requirements
6% return on Series B Preferred Stock	—	268,177
8% return on Series C Preferred Stock	—	73,411

Net loss attributable to common shares	$(49,084,542)	$(57,310,382)

Basic and diluted net loss per weighted average common shares	$(0.25)	$(1.85)

Basic and diluted weighted average number of common shares outstanding	200,268,436	30,896,333

Net loss	$(49,084,542)	$(56,968,794)

Foreign currency translation (loss) gain	(261,819)	269,550

Comprehensive loss	$(49,346,361)	$(56,699,244)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
		Restated
Revenue (net of noncash sales incentives of $2.5 million for the nine months ended September 30, 2011)	$72,010,313	$30,331,005
Cost of goods sold (includes inventory valuation allowance of $20.5 million and $859,000 for the nine months ended September 30, 2011 and 2010, respectively, and provision for losses on purchase commitments of $8.5 million for the nine months ended September 30, 2011)	97,279,765	31,837,781

Gross margin (deficit)	(25,269,452)	(1,506,776)

Operating expenses:
Sales and marketing (includes related party expenses of $608,000 and $185,000 for the nine months ended September 30, 2011 and 2010, respectively)	12,876,141	6,873,194
Operations	10,360,159	3,784,510
Research and development	7,993,920	6,550,250
General and administrative (includes related party expenses of $500,000 and $938,000 for the nine months ended September 30, 2011 and 2010, respectively)	14,470,563	10,877,051
Write-off of deferred offering costs	1,269,318	—
Restructuring expenses	511,405	103,333
Impairment of goodwill and other long-lived assets	2,878,817	10,455,009
Depreciation and amortization	3,161,551	2,324,068

Total operating expenses	53,521,874	40,967,415

Loss from operations	(78,791,326)	(42,474,191)

Other income (expense):
Interest income	152,977	3,271
Interest expense	(638,883)	(474,000)
Related party interest expense	(43,200)	(2,884,511)
Increase in fair value of liabilities under derivative contracts	—	(59,774,455)
Dividends on preferred stock	—	(3,534,795)
Accretion of preferred stock	—	(73,077,278)
Other income (expense), net	6,693,532	(46,229)

Total other income (expense)	6,164,426	(139,787,997)

Loss before income tax expense	(72,626,900)	(182,262,188)

Income tax expense	—	382,645

Net loss	(72,626,900)	(182,644,833)

Dividend requirements
6% return on Series B Preferred Stock	—	784,142
8% return on Series C Preferred Stock	—	213,610

Net loss attributable to common shares	$(72,626,900)	$(183,642,585)

Basic and diluted net loss per weighted average common shares	$(0.39)	$(6.04)

Basic and diluted weighted average number of common shares outstanding	185,633,479	30,393,884

Net loss	$(72,626,900)	$(182,644,833)

Foreign currency translation loss	(45,245)	(1,039,154)

Comprehensive loss	$(72,672,145)	$(183,683,987)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Loss	Total

Balance December 31, 2010	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$24,681,511

Issuance of common stock for directors’ compensation	286,365	286	944,715	—	—	945,001

Stock based compensation expense	—	—	2,198,821	—	—	2,198,821

Stock issued under equity compensation plans	2,168,766	2,169	1,136,324	—	—	1,138,493

Issuance of common stock in connection with private placements, net of $1.8 million issuance costs	15,779,527	15,780	57,500,651	—	—	57,516,431

Issuance of common stock for conversion of debt	1,635,800	1,636	6,541,564	—	—	6,543,200

Issuance of common stock in exchange for outstanding warrants	55,943,481	55,943	(55,943)	—	—	—

Warrant issued to a customer	—	—	2,480,900	—	—	2,480,900

Net loss	—	—	—	(72,626,900)	—	(72,626,900)

Foreign currency translation adjustment	—	—	—	—	(45,245)	(45,245)

Balance September 30, 2011	201,409,357	$201,409	$542,002,950	$(515,768,491)	$(3,603,656)	$22,832,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
		Restated
Cash flows from operating activities:
Net loss	$(72,626,900)	$(182,644,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,161,551	2,324,068
Impairment of goodwill and other long-lived assets	2,878,817	10,455,009
Issuance of common stock for directors’ compensation	945,001	835,652
Non-cash stock option and restricted stock compensation expense	2,198,821	1,243,602
Accretion of preferred stock redemption value	—	73,077,278
Non-cash sales incentive	2,480,900	—
Allowance for doubtful accounts receivable	2,136,393	604,761
Inventory valuation allowance	20,488,517	859,051
Provision for losses on purchase commitments	8,549,202	—
Write-off of deferred offering costs	1,269,318	—
Increase in fair value of warrants	—	59,774,457
Dividends on preferred stock	—	3,534,795
Loss on disposal of assets	411,902	896,081
Deferred income tax	—	382,645
Changes in operating assets and liabilities:
Accounts receivable	(7,117,422)	(6,278,127)
Inventories	(31,354,155)	(6,821,711)
Prepaid expenses	(1,372,550)	(632,485)
Other current and long-term assets	(145,185)	—
Accounts payable	(16,665,493)	4,910,345
Accrued expenses and other liabilities	(489,737)	3,470,152
Unearned revenue	(114,801)	98,288

Net cash used in operating activities	(85,365,821)	(33,910,972)

Cash flows from investing activities:
Purchase of property and equipment	(13,388,924)	(2,668,687)
Proceeds from sale of property and equipment	81,942	54,500

Net cash used in investing activities	(13,306,982)	(2,614,187)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	41,998,847	(16,419,278)
Proceeds from long-term borrowings	25,700	—
Payment of short and long-term debt	(76,789)	(1,590,989)
Proceeds from issuance of common stock under equity compensation plans	1,138,493	93,653
Redemption of 6% Convertible Preferred Stock	—	(596,890)
Payment of 6% Convertible Preferred Stock dividends	—	(17,116)
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	—	25,379,144
Proceeds from issuance of mandatorily redeemable Series E Preferred Stock	—	30,000,112
Proceeds from private placement of common stock	59,299,928	18,925,000
Placement agent commissions on private placements	(1,783,497)	—

Net cash provided by financing activities	100,602,682	55,773,636

Effect of exchange rate fluctuations on cash	(141,480)	(306,810)

Net increase in cash	1,788,399	18,941,667
Cash and cash equivalents balance at beginning of period	14,489,700	267,048

Cash and cash equivalents balance at end of period	$16,278,099	$19,208,715

Supplemental disclosures:
Interest paid during the period	$568,146	$506,079

Non-cash investing and financing activities:
Conversion of debt to equity	$6,543,200	$—

6% convertible Preferred Stock dividends paid and deducted in arriving at net loss	$—	$17,116

Conversion of notes payable and accrued interest to Series D Units	$—	$40,590,240

Conversion of accrued guaranty fees and interest to Series D Units	$—	$1,694,482

Conversion of Series D Units to common stock	$—	$44,994,036

Receivable for issuance of common stock for Purchase Agreement	$—	$1,075,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and it designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturers in Mexico and Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K (as amended) filed with the SEC on June 29, 2011 (“Form 10-K/A”).

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Bad debt expense is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2011 and December 31, 2010, accounts receivable of the Company is reflected net of allowances for doubtful accounts of $1.7 million and $851,000, respectively.

As of September 30, 2011 and December 31, 2010, there were $17.0 million and $10.9 million, respectively, of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V. (“IFN Finance”)

Inventories

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

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs as well as purchases of production equipment and other capital investments such as the Company’s new Enterprise Resource Planning (“ERP”) system. The Company’s anticipated growth is expected to significantly increase its working capital needs for the remainder of 2011 and during 2012, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”) and LSGC Holdings II, LLC (“Holdings II”), which together with its affiliates, is the Company’s controlling stockholder. During the nine months ended September 30, 2011, the Company also relied heavily on borrowings under its credit facilities.

During the nine months ended September 30, 2011, the Company received $64.1 million of net proceeds from six private placements of its common stock and from a related party demand note that was converted to equity (see Note 9 – Stockholders’ Equity for further discussion of these private placements). As of September 30, 2011, the Company had cash and cash equivalents of $16.3 million. As of September 30, 2011, the Company’s asset-based revolving credit facility with Wells Fargo (as amended the “Wells Fargo ABL”) provided it with borrowing capacity of up to (A) 85% of its eligible accounts receivable and inventory plus (B) qualified cash, plus (C) the aggregate amount of any standby letter of credit pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”) and for the benefit of the Company, up to a maximum of $50.0 million. As of September 30, 2011 the Company had $41.0 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $6.1 million.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a short term debt facility with ABN AMRO Bank (“ABN AMRO”) and a working capital facility with IFN Finance. As of September 30, 2011, the ABN AMRO facility had a maximum availability of €150,000 and the total amount outstanding under the ABN AMRO facility was €95,000, or $129,000. Effective October 1, 2011, the maximum availability on the ABN AMRO facility was reduced to €125,000. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million and availability is based on 78% of LSGBV’s eligible trade receivable invoices. As of September 30, 2011, the total amount outstanding under the IFN Finance facility was €275,000, or $374,000. Both of these facilities are due on demand. The Company has separately agreed to repay all outstanding borrowings under the ABN AMRO facility in full by February 29, 2012.

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

The Company has filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of its common stock, but such offering has been delayed and remains subject to a number of conditions. In contemplation of this offering the Company had initially capitalized $1.3 million of legal and accounting costs associated with its proposed offering. With the extended postponement of the proposed offering, the Company has expensed these capitalized costs to the statement of operations during the quarter ended September 30, 2011 in accordance with SEC Staff Accounting Bulletin Topic 5A.

Pegasus Capital has committed to assist the Company with its capital raising initiatives as necessary. The Company believes it will have sufficient capital to fund its operations for at least the next twelve months.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates presented:

	September 30, 2011	December 31, 2010

Raw materials and components	$28,559,248	$17,410,440
Work-in-process	3,706,781	761,171
Finished goods	4,360,575	4,875,301

Total inventory, net	$36,626,604	$23,046,912

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $2.5 million and $0 as of September 30, 2011 and December 31, 2010, respectively.

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included recording an inventory valuation allowance of $19.0 million and a provision for losses on purchase commitments of $8.5 million for the three and nine months ended September 30, 2011, which are included in cost of goods sold (See note 12 – Restructuring Expenses). These allowances were the result of changes in the Company’s business strategy following of changes in the Company’s management team and the implementation of the restructuring plan in the third quarter of 2011. The Company considered a number of factors in estimating the required inventory allowances, including 1) changes in market conditions including increased competition, 2) strategic focus on core products to meet the demands of key customers, 3) desire to focus the business on newer products with lower cost technologies, and 4) updated demand forecasts and greater visibility into production planning as a result of the implementation of the Company’s new ERP system in July 2011. Based on this evaluation, the Company determined that the inventory allowances were necessary and appropriate.

Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented:

	September 30, 2011	December 31, 2010

Leasehold improvements	$1,406,027	$500,244
Office furniture and equipment	1,161,268	761,016
Computer hardware and software	6,126,447	3,144,984
Tooling, production and test equipment	11,933,695	7,334,068
Construction-in-process	2,178,679	997,112

Total property and equipment	22,806,116	12,737,424
Accumulated depreciation	(4,680,311)	(4,907,083)

Total property and equipment, net	$18,125,805	$7,830,341

Depreciation related to property and equipment was $1.1 million and $345,000 for the three months ended September 30, 2011 and 2010, respectively. Depreciation related to property and equipment was $2.5 million and $971,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5. GOODWILL AND INTANGIBLES

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the second and fourth quarters of 2010 and the third quarter of 2011, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
September 30, 2011:
Technology and intellectual property	$2,164,775	$(1,826,594)	$338,181	1.6 to 20.0 years
Trademarks	1,015,139	(385,162)	629,977	1.6 to 16.8 years
Customer relationships	3,349,493	(2,124,737)	1,224,756	0.6 to 10.8 years
License agreements	2,131,596	(2,082,784)	48,812	6.6 years

	$8,661,003	$(6,419,277)	$2,241,726

Goodwill	$—	$—	$—

December 31, 2010:
Technology and intellectual property	$3,849,156	$(2,067,991)	$1,781,165	0.5 to 14.5 years
Trademarks	1,070,483	(407,517)	662,966	3.5 to 18.5 years
Customer relationships	3,460,132	(1,999,859)	1,460,273	2.5 to 12.5 years
License agreements	2,077,668	(2,029,145)	48,523	8.5 years

	$10,457,439	$(6,504,512)	$3,952,927

Goodwill	$1,626,482	$—	$1,626,482

Total intangible amortization expense was $202,000 and $252,000 for the three months ended September 30, 2011 and 2010, respectively. Total intangible amortization expense was $611,000 and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Impairment of Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually at the end of the Company’s third quarter, or more frequently if certain indicators arise. This review includes an assessment of industry factors, contract retention, cash flow projections and other factors the Company believes are relevant. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows and income.

The fair value of the business related to the acquisition of LED Effects in 2007 and the associated goodwill was estimated using the income approach, which was based on the future expected cash flows to be generated by LED Effects, discounted to their present values. During the restructuring of the Company’s California based operations, the Company closed its California location and moved the business to the Company’s Satellite Beach, Florida headquarters in October 2010. Consequently, the portion of the business related to the acquisition of LED Effects incurred a significant reduction in revenues during 2011, which had an impact on the projected cash flows and estimated fair value of the reporting unit. The preliminary result of this valuation was that an impairment charge of $1.6 million was recorded as of September 30, 2011. The Company is in the process of finalizing its cash flow projections and required discount rate, however, based on its preliminary assessment the goodwill associated with this reporting unit was impaired. The Company will finalize its valuation in the fourth quarter of 2011.

Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed to determine if their estimable lives have decreased. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible impairment. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows.

The Company also performed an impairment analysis of amortizable intangible assets related to the acquisition of LED Effects as of September 30, 2011 due to the reduction in revenues noted above to determine whether the intangible assets were impaired. This review included an assessment of the current use of these intangible assets and their estimated useful lives. As a result of this assessment the Company required an impairment charge of $1.3 million as of September 30, 2011.

The following table summarizes the total impairment charges recorded by the Company in the third quarter of 2011:

Goodwill arising from acquisition of LED Effects	$1,626,482
Technology and patents acquired from the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities as of the dates presented:

	Balance Outstanding
Facility	September 30, 2011	December 31, 2010

ABN AMRO Bank, revolving line of credit	$129,300	$226,421

IFN Finance, working capital line	374,381	1,157,406

Wells Fargo, revolving line of credit	41,034,926	4,691,852

	$41,538,607	$6,075,679

ABN AMRO Bank

As of September 30, 2011, the maximum borrowing capacity on the ABN AMRO revolving line of credit was €150,000 and the interest rate on the facility was 6.35% per annum. Borrowings under the ABN AMRO revolving line of credit are payable on demand. Effective October 1, 2011, the maximum borrowing capacity on the ABN AMRO facility was reduced to €125,000 and the Company has separately agreed to repay all outstanding borrowings under the ABN AMRO facility in full by February 29, 2012. ABN AMRO has a senior security interest in the inventory and property and equipment of LSGBV and a secondary security interest in the accounts receivable of LSGBV junior to the security interest of IFN Finance.

IFN Finance

As of September 30, 2011, the maximum borrowing capacity on the IFN Finance facility was €1.5 million and availability was based on 75% of the value of LSGBV’s eligible trade receivables. As of September 30, 2011, there was $804,000 of accounts receivable pledged as collateral for outstanding borrowings under this facility. Interest is payable monthly on this facility and the interest rate was 6.7% per annum as of September 30, 2011. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

On November 22, 2010, the Company entered into the Wells Fargo ABL that provided borrowing capacity of up to 85% of its eligible accounts receivable and inventory plus qualified cash, up to a maximum of $15.0 million. On April 22, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Wells Fargo ABL and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to the minimum unrestricted cash balance and minimum EBITDA. The Company paid Wells Fargo a fee of $100,000 in connection with the Amendment.

On May 6, 2011, the Company entered into Amendment No. 2 to the Wells Fargo ABL and (i) authorized a demand note issued by the Company to Holdings II (see Note 9 – Stockholders’ Equity for further discussion), (ii) authorized certain payments to Holdings II pursuant to the demand note and (iii) increased the maximum amount of authorized advances or payments to or on behalf of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, for each fiscal month in 2011 and thereafter from $250,000 to $500,000.

On August 8, 2011, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Wells Fargo ABL, which was effective August 5, 2011, and (i) increased the maximum borrowing capacity under the Loan Agreement from $25 million to $50 million with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase, N.A. on behalf of Pegasus IV or any other entity, in favor of Wells Fargo for the benefit of the Company (the “Supplemental Loan Availability”); (ii) adjusted the basis used to calculate the unused line fee in respect of the amount of the

Supplemental Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for the benefit of the Company, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each fiscal month beginning on July 1, 2011 from $500,000 to $750,000, (iv) added all current and future owned equipment, real property and fixtures of the Company and its domestic subsidiaries as collateral securing the Company’s borrowings under the Loan Agreement and (v) adjusted the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. The Company paid Wells Fargo a fee of $125,000 in connection with Amendment No. 3.

On September 21, 2011, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Wells Fargo ABL and replaced certain standby letters of credit issued by JP Morgan Chase, N.A. on behalf of Pegasus IV with the $25.0 million standby letter of credit pledged for the account of Ares Capital (the “Ares LOC”), in favor of Wells Fargo for the benefit of the Company.

As of September 30, 2011, qualified collateral included $16.2 million of accounts receivable, $14.1 million of inventory and $17.5 million of qualified cash. Other than with respect to loans made pursuant to the Supplemental Loan Availability, borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual effective interest rate on the Wells Fargo ABL was 3.87% as of September 30, 2011. Borrowings pursuant to the Supplemental Loan Availability bear interest at the daily three month LIBOR rate plus 2% and the annual effective interest rate on the Supplemental Loan Availability was 2.37% as of September 30, 2011.

The Company is required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the Wells Fargo ABL. Outstanding loans may be prepaid without penalty or premium, except that the Company is required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the facility is terminated by the Company prior to the scheduled maturity date of November 22, 2013 or by Wells Fargo during a default period.

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guaranty indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is also required to maintain minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions. As of September 30, 2011, the Company had $41.0 million in outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $6.1 million.

Ares Capital

In connection with Amendment No. 4 to the Wells Fargo ABL and as a condition to Ares Capital’s agreement to provide the Ares LOC for the benefit of the Company, the Company entered into the Second Lien Letter of Credit, Loan and Security Agreement (the “Ares Loan Agreement”) with Ares Capital. In accordance with the Ares Loan Agreement, the Company agreed to reimburse Ares Capital for any amounts drawn on the Ares LOC and to permanently reduce the face amount of the Ares LOC by such amount. Further, the Company agreed that any such reimbursement obligation would automatically convert into a term loan (an “Ares Term Loan”) by Ares Capital to the Company secured by substantially all of the assets of the Company. The Ares LOC may only be used to collateralize borrowings pursuant to the Wells Fargo ABL, and the proceeds from any Ares Term Loan may only be used to satisfy the reimbursement obligations incurred pursuant to a draw on the Ares LOC.

Interest on any Ares Term Loan accrues at either (at the Company’s election): (a) 9.0% per annum plus the highest of (i) The Wall Street Journal prime rate, (ii) the sum of 0.50% per annum and the federal funds rate and (iii) the sum of 1.0% per annum and the higher of the daily one month LIBOR rate and 1.5% per annum; or (b) 10.0% per annum plus the highest of (i) 1.5% per annum and (ii) the daily one-month LIBOR rate. The Company is required to pay certain fees to Ares Capital under the Ares Loan Agreement including: (a) an annual administrative fee of $50,000, payable quarterly in advance; (b) a quarterly fronting fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 0.75% per annum; and (c) a quarterly letter of credit fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 10.0% per annum. The Company also paid Ares Capital a $375,000 fee in connection with the Ares Loan Agreement.

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

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to a fair valuation of these assets and liabilities and are based on (i) unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date (Level 1), (ii) quoted prices in non-active markets or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2) and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

As of September 30, 2011, goodwill and amortizable intangible assets related to the acquisition of LED Effects were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values.

As of September 30, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a recurring basis.

NOTE 8. SERIES D AND SERIES E PREFERRED UNITS

Series D Units and Series D Preferred Stock

In 2010, the Company consummated a rights offering and issued a total of 67,260,304 Series D Units in exchange for $25.4 million in gross proceeds, the conversion of $35.2 million of principal and accrued interest on a convertible note previously issued to Pegasus IV, the conversion of $5.4 million of principal and accrued interest on a convertible note previously issued to Koninklijke Philips Electronics, N.V. (“Philips”) and the satisfaction of $1.6 million of guaranty fees payable to Pegasus IV related to a line of credit formerly maintained with the Bank of Montreal (“BMO”). Each Series D Unit was comprised of one share of Series D Preferred Stock (the “Series D Preferred Stock”) and a warrant to purchase one share of common stock (the “Series D Warrants”).

The Series D Preferred Stock comprising part of the Series D Units was recorded at the original issuance price net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series D Preferred Stock was $48.1 million and $49.0 million for the three and nine months ended September 30, 2010, respectively. On December 22, 2010, all outstanding shares of the Series D Preferred Stock were converted into 44,072,123 shares of common stock pursuant to the certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation and as agreed by the Company under the terms of the Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings LLC, which was entered into as of September 30, 2010.

Series D Warrants

Each Series D Warrant comprising part of the Series D Units evidenced the right of the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share of common stock except for the Series D Warrants comprising the Series D Units issued to Philips, which had an exercise price of $12.00 per share. Each Series D Warrant expires on the twelfth anniversary of the date of issuance. On December 22, 2010, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC as warrant agent (the “Warrant Agent”), that effectively amended the terms of the outstanding Series D Warrants. Pursuant to the Warrant Agreement, the exercise price of the Series D Warrants was reduced from $6.00 to between $5.90 and $5.92 per share of common stock issuable upon exercise of such Series D Warrants (depending on the date of issuance) except for the Series D Warrant held by Philips, which was reduced from $12.00 to $11.90 per share of common stock issuable upon exercise of such Series D Warrant. This exercise price reduction corresponded to the amount of the accrued Exercise Price Accrual (as defined in the Warrant Agreement) at December 22, 2010.

Each Series D Warrant holder also received a credit for their benefit, which equaled the total unaccrued Exercise Price Accrual and LV Accrual (as defined in the Warrant Agreement) of each share of Series D Preferred Stock that would have accrued following September 30, 2010, the date of the Recapitalization Agreement, through the eighth anniversary of the issuance of the Series D Preferred Stock (the “Accrual Credit”). The Accrual Credit may only be used to fund the payment of the exercise price of all or a portion of such holder’s Series D Warrants and cannot be used until the earlier of: (i) the passage of eight years from the date of issuance of the relevant Series D Warrant or (ii) a Liquidation Event (as defined in the Warrant Agreement) of the Company. The Accrual Credit will remain registered with the Warrant Agent in the name of the Series D Warrant holder until used or until the date at which the warrants are no longer exercisable in accordance with their terms. After application of the Accrual Credit, the remaining exercise price of each Series D Warrant, following a Liquidation Event or the eighth anniversary of its issuance, would be between $1.04 to $1.05 per share of common stock (depending on the date of issuance), except in the case of the Series D Warrant held by Philips, whose remaining exercise price would be approximately $7.05 per share of common stock.

Upon original issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” due to a “down round” provision contained in the Series D Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. Pursuant to the terms of the Warrant Agreement, the Series D Warrants were amended to omit the down round provision. As of December 22, 2010, the effective date of the Warrant Agreement, the Series D Warrants were adjusted to fair value using the Monte Carlo valuation method and reclassified to additional paid-in capital. The change in fair value for the three and nine months ended September 30, 2010 related to the Series D Warrants resulted in a decrease of $26.2 million and an increase of $64.7 million, respectively, and is recorded in the decrease and increase, respectively, in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the three and nine months ended September 30, 2010 was due primarily to the change in the price of the Company’s common stock during this period.

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

The Series E Preferred Stock comprising part of the Series E Units was recorded at the original issuance price net of the fair value of the Series E Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series E Preferred Stock. The Series E Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series E Preferred Stock was $24.1 million for both the three and nine months ended September 30, 2010. On September 30, 2010, pursuant to the Recapitalization Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and its Series E Warrant for shares of common stock.

Each share of Series E Preferred Stock underlying the Series E Units was entitled to an annual cumulative dividend of 13.454% of $127.50, which compounded annually on the anniversary of the date of issuance.

Series E Warrants

Each Series E Warrant comprising part of the Series E Units evidenced the right of the holder to purchase 50 shares of the Company’s common stock at an exercise price of $7.00 per share of common stock. Each Series E Warrant was scheduled to expire on the twelfth anniversary of the date of issuance. Upon original issuance, the Series E Warrants were considered a derivative financial instrument due to a “down round” provision contained in the Series E Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. The change in fair value for both the three and nine months ended September 30, 2010 related to the Series E Warrants was a decrease of $4.1 million and $5.0 million, respectively, and was recorded in the decrease and increase, respectively, in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the three and nine months ended September 30, 2010 was due primarily to the decrease in the price of the Company’s common stock during this period.

NOTE 9. STOCKHOLDERS’ EQUITY

On January 3, 2011, the Company issued 286,365 shares of common stock to its non-employee directors in settlement of directors’ fees of $945,000 for 2011.

On January 13, 2011, the Company issued a warrant to The Home Depot (the “THD Warrant”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the THD Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. In June 2011, the Company determined that 1,000,000 shares issuable pursuant to the THD Warrant had vested based on purchases made in the first half of 2011 and recorded a $2.5 million reduction in revenue for the nine months ended September 30, 2011. No further accrual is required for 2011.

On January 26, 2011, the Company received $18.0 million from a private placement of 5,454,545 shares of its common stock to certain accredited investors, including affiliates of Pegasus Capital and two of the Company’s directors.

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

In May 2011, the Company received $7.0 million in proceeds from Mr. Gibler’s key man life insurance policy, which is included in other income, net, on the condensed consolidated statement of operations and comprehensive loss, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, the Company issued Holdings II a demand note on May 6, 2011 pursuant to which it promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) was paid in full. Holdings II subsequently elected to convert the outstanding principal and accrued interest on this demand note in accordance with its terms into shares of the Company’s common stock on May 16, 2011. As a result of this conversion, the $6.5 million demand note and accrued interest thereon was converted into 1,635,800 shares of the Company’s common stock at a conversion price of $4.00 per share. The conversion provisions of the demand note contained a price protective anti-dilution provision that would require the Company to issue additional shares of common stock in the event the

Company sells shares of its common stock for less than $4.00 per share pursuant to its proposed underwritten public offering. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separated from the equity transaction and has been accounted for in equity.

On April 27, 2011, the Company consummated the Philips Exchange with Philips and issued 1,359,273 shares of its common stock in exchange for the Series D Warrant to purchase 5,330,482 shares of its common stock held by Philips.

The Company also sold shares of its common stock for $4.00 per share in conjunction with several common stock offerings in May 2011. The table below sets forth the details of each of these offerings:

Investor	Effective Date of Purchase	Shares Purchased	Net Proceeds to the Company

Geveran Investments Ltd.	May 11, 2011	6,250,000	$23.8 million

Al Bawardi Enterprises	May 16, 2011	324,982	$1.2 million

LSGC Holdings	May 26, 2011	3,750,000	$14.4 million

Each of the agreements governing the above common stock offerings contained a price protective anti-dilution provision that would require the Company to issue additional shares of common stock in the event the Company sells shares of its common stock for less than $4.00 per share pursuant to its proposed underwritten public offering. The Company evaluated this feature in accordance with ASC 815-10-15, “Derivatives and Hedging” and concluded the feature was not required to be separated from the equity transaction and has been accounted for in equity.

Warrants for the Purchase of Common Stock

As of September 30, 2011, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in March 2007 private placement	Private Placement A Warrants	2,966,157	$ 1.60	March 9, 2012 through June 29, 2012

Line of credit guarantors	Financing guarantees	27,625	$ 6.00	January 22, 2012 through March 5, 2012

Investors in rights offering	Series D Warrants	1,171,044	$ 5.90 to $ 5.92	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	5,000,000	$ 2.00	2014 through 2018

		9,164,826

As of September 30, 2011, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot. As discussed above, 1,000,000 shares issuable pursuant to the THD Warrant vested during the nine months ended September 30, 2011 when the product purchases for the period satisfied the prescribed vesting conditions.

NOTE 10: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a Support Services Agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, the Company’s largest stockholders who beneficially owned approximately 84.5% of the Company’s common stock as of September 30, 2011. During the three months ended September 30, 2011 and 2010, the Company recorded $125,000 and $188,000, respectively of management fees pursuant to the Support Services Agreement, and during the nine months ended September 30, 2011 and 2010, the Company recorded $500,000 and $938,000, respectively, of management fees pursuant to the Support Services Agreement.

During the three and nine months ended September 30, 2011, the Company incurred consulting fees of $45,000 and $204,000, respectively, for services provided by Gyro LLC, a marketing company affiliated with Pegasus. No fees were paid to Gyro LLC during the nine months ended September 30, 2010.

During the three and nine months ended September 30, 2011 the Company recorded $0 and $43,000, respectively, in interest expense related to the advance on Mr. Gibler’s life insurance from Holdings II. During the three and nine months ended September 30, 2010, the Company recorded $987,000 and $2.9 million, respectively, in combined interest expense, guaranty fees and transaction fees related to the convertible note issued to Pegasus IV and Pegasus IV’s promissory notes and guaranty of the BMO line of credit. In addition,

During the three months ended September 30, 2011 and 2010, the Company incurred consulting fees of $127,000 and $78,000, respectively, for services provided by MWW Group, a public relations company owned by Michael Kempner, a director of the Company. During the nine months ended September 30, 2011 and 2010, the Company incurred consulting fees of $404,000 and $185,000, respectively, for services provided by MWW Group.

NOTE 11. CONCENTRATIONS OF CREDIT RISK

For the three and nine months ended September 30, 2011, the Company had two customers whose revenue collectively represented 74% and 72%, respectively, of total revenue. For the three and nine months ended September 30, 2010, the Company had one customer whose revenue represented 29% and 21%, respectively, of total revenue.

As of September 30, 2011, the Company had two customers whose accounts receivable balance collectively represented 69% of accounts receivables, net of allowances. As of December 31, 2010, the Company had two customers whose accounts receivable balance collectively represented 47% of accounts receivables, net of allowances.

NOTE 12. RESTRUCTURING EXPENSES

In September 2011, the Company began implementing restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was partially completed in September 2011 and was finalized in October 2011. For the three and nine months ended September 30, 2011, the Company incurred $435,000 of costs as a result of severance and termination benefits and a write-down of tooling, production and test equipment of $76,000. In addition, the restructuring plan included recording an inventory valuation allowance of $19.2 million and a provision for losses on purchase commitments of $8.5 million for the three and nine months ended September 30, 2011, which are included in cost of goods sold.

In August 2010, the Company announced restructuring plans to increase efficiencies across the organization and lower the overall cost structure. These plans included the consolidation of the Company’s research and development and product development operations, including its California operations to the Company’s headquarters in Satellite Beach, Florida and the restructuring of the European operations from a development and manufacturing business to a sales and marketing business. These restructuring plans included a reduction in full time headcount in the United States and Europe, which was partially completed in October 2010 and is expected to be finalized by the end of 2010. For the three and nine months ended September 30, 2010, the Company incurred a net expense of $103,000, which consisted of $704,000 of costs for severance and termination benefits and rent costs as a result of the closing of the California offices and were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

NOTE 13. RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements for the three and nine months ended September 30, 2010 have been restated to reflect a correction of an error related to the valuation of the Series D Units and Series E Units in the statement of operations and comprehensive loss and the statement of cash flows. The Company determined that the Black Scholes valuation method previously used to determine fair market value of the Series D Warrants issued in connection with the Company’s Series D

Units during the nine months ended September 30, 2010 and the Series E Warrants issued in connection with the Company’s Series E Units during the nine months ended September 30, 2010 was not an acceptable valuation method for financial reporting purposes. The a binomial valuation method was required to appropriately determine the fair value in accordance with GAAP. As a result, the Series D Warrants and Series E Warrants were revalued, effective as of the issuance date and again as of March 31, 2010, June 30, 2010 and September 30, 2010, using the Monte Carlo valuation method. The change in valuation method resulted in a decrease in the fair value of liabilities under derivative contracts of $7.3 million and an increase in the fair value of liabilities under derivative contracts of $3.8 million for the three and nine months ended September 30, 2010, respectively, and an increase in the accretion of preferred stock of $24.5 million for both the three and nine months ended September 30, 2010.

The following table sets forth the statement of operations for the three months ended September 30, 2010 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change

Decrease in fair value of liabilities under derivative contracts	$23,089,464	$30,341,089	$7,251,625
Accretion of preferred stock	(47,753,920)	(72,210,493)	(24,456,573)
Total other expense	(27,726,656)	(44,931,604)	(17,204,948)

Net loss attributable to common stock	(40,105,434)	(57,310,382)	(17,204,948)
Basic and diluted net loss per weighted average common share	$(1.30)	$(1.85)	$(0.56)
Basic and diluted weighted average number of common shares outstanding	30,896,333	30,896,333	—

Comprehensive (loss) income	$(39,494,296)	$(56,699,244)	$(17,204,948)

The following table sets forth the statement of operations for the nine months ended September 30, 2010 as originally reported and as restated:

	As Originally Reported	As Restated	Effect of Change

Increase in fair value of liabilities under derivative contracts	$(56,007,778)	$(59,774,455)	$(3,766,677)
Accretion of preferred stock	(48,535,463)	(73,077,278)	(24,541,815)
Total other expense	(111,479,505)	(139,787,997)	(28,308,492)

Net loss attributable to common stock	(155,334,093)	(183,642,585)	(28,308,492)
Basic and diluted net loss per weighted average common share	$(5.11)	$(6.04)	$(0.93)
Basic and diluted weighted average number of common shares outstanding	30,393,884	30,393,884	—

Comprehensive (loss) income	$(155,375,495)	$(183,683,987)	$(28,308,492)

The effect of this correction was recorded in the financial statements for the year ended December 31, 2010, and the interim periods for each of the quarters in 2010 will be revised in each quarterly filing during 2011 to reflect the effect of this correction. See Note 8 - Series D and Series E Preferred Units for additional information.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings. In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor matters for further developments that could affect the amount of the accrued liability that has been previously established.

During October 2011, the Company was notified of a contract dispute with one of its suppliers of its Netherlands subsidiary that seeks monetary damages of $1.2 million. Because of the inherent uncertainties associated with the matter, including the early stage, the Company can only estimate a possible range of loss of zero to $1.2 million, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the allegations.

NOTE 15. SUBSEQUENT EVENTS

The Company’s restructuring plan, which was initiated in September 2011, was completed in October 2011 and included additional reductions in full time headcount in the United States, resulting in additional costs of $81,000 for severance and termination benefits. (See Note 12-Restructuring Expense for further discussion.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2011 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act’) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as may be required by law.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Retrofit lamp sales have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has generally become more widespread, though we believe it still remains in its early stages. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses.

We experienced substantial sales growth during the nine months ended September 30, 2011 as a result of our launch of multiple new products within each of our product families and the expansion of relationships with several key customers. Based on our sales order rate since September 30, 2011, particularly orders through our retail channel, we expect this increased sales trend to continue into at least early 2012.

While revenues increased substantially, our gross margin was adversely impacted by an inventory valuation allowance of $19.0 million and $20.5 million for the three and nine months ended September 30, 2011, respectively, and a provision for expected losses on purchase commitments of $8.5 million for the three and nine months ended September 30, 2011. These provisions were the result of changes in our business strategy following changes in our management team and the implementation of the restructuring plan in the third quarter of 2011. We considered a number of factors in estimating the required inventory provisions; including 1) changes in market conditions from increased competition, 2) strategic focus on core products to meet the demands of key customers, 3) desire to focus the business on an newer products with lower cost technologies and 4) updated demand forecasts and greater visibility into production planning as a result of the implementation of our new ERP system in July 2011. In addition, restructuring plans were initiated in September 2011 that were designed to further increase efficiencies across the organization and lower the overall cost structure including a reduction in full time headcount in the United States, which was partially completed in September 2011 and was finalized in October 2011. For the three and nine months ended September 30, 2011, we incurred $435,000 of costs as a result of severance and termination benefits and a write-down of tooling, production and test equipment of $76,000. We incurred an additional $81,000 of costs for severance and termination benefits in October 2011.

Our gross margin for the nine months ended September 30, 2011 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot, Inc. (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,000,000 shares of our common stock at an exercise price of $2.00 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from the Company. Our revenue for the nine months ended September 30, 2011 was reduced by a non-cash charge of $2.5 million, which represents the fair-value of the portion of the THD Warrant that vested during June 2011. Excluding the impact of this non-cash charge, our revenue would be $2.5 million higher, or $74.5 million, for the nine months ended September 30, 2011, as compared to the $72.0 million that was reported for the nine months ended September 30, 2011.

Excluding the impact of the inventory valuation allowance and the expected provision on purchase commitments, our cost of goods sold would be $25.0 million (or a gross margin of 8.8%) and $68.2 million (or a gross margin of 8.4%) for the three and nine months ended September 30, 2011, respectively, compared to $16.0 million (or a negative gross margin of 5.7%) and $31.0 million (or a negative gross margin of 2.1%) for the three and nine months ended September 30, 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue (net of $0 and $2.5 million of noncash sales incentive for THD warrant for the three and nine months ended September 30, 2011, respectively)	$27,350,283	$15,137,902	$72,010,313	$30,331,005
Cost of goods sold	52,476,625	16,796,658	97,279,765	31,837,781

Gross margin (deficit)	$(25,126,342)	$(1,658,756)	$(25,269,452)	$(1,506,776)

GAAP Gross margin percentage	-91.9%	-11.0%	-35.1%	-5.0%

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

Following several acquisitions in 2007 and 2008, we continued efforts to effectively manage, consolidate and restructure our operating expenses in 2010 and the first nine months of 2011. Excluding unusual, one time or non-cash expenses for the write off of deferred offering costs, stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses increased by 97.6% and 63.6% for the three and nine months ended September 30, 2011, respectively, while revenue increased 80.7% and 145.6%, respectively, excluding the $0 and $2.5 million non-cash sales incentive expense, and represented 61.0% and 57.1% of revenue for the three and nine months ended September 30, 2011, respectively, as compared to 55.8% and 85.7% of adjusted revenue for the three and nine months ended September 30, 2010, respectively. For the three months ended September 30, 2011, the increase in non-GAAP operating expense as a percentage of revenue was due primarily to the $3.2 million increase in sales and marketing expense from the continued expansion of our sales and marketing group as we build our enterprise and national accounts sales teams, including a $650,000 increase in new product promotions, and $2.8 million increase in operations expense due to the addition and continued expansion of our now fully-operational Mexico facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$27,350,283	$15,137,902	$72,010,313	$30,331,005
Add back:
Noncash sales incentives for THD Warrant	—	—	2,480,900	—

Adjusted revenue	27,350,283	15,137,902	74,491,213	30,331,005

Cost of goods sold	52,476,625	16,796,658	97,279,765	31,837,781
Deduct:
Provisions for inventory valuation and loss on purchase commitments	27,526,174	789,150	29,037,719	859,051

Adjusted cost of goods sold	24,950,451	16,007,508	68,242,046	30,978,730

Adjusted gross margin (deficit)	$2,399,832	$(869,606)	$6,249,167	$(647,725)

Non-GAAP adjusted gross margin percentage	8.8%	-5.7%	8.4%	-2.1%

Total operating expenses	23,555,020	10,395,473	53,521,874	40,967,415
Less:
Write-off of deferred offering costs	(1,269,318)	—	(1,269,318)	—
Issuance of common stock for directors compensation	—	(699,129)	(945,001)	(835,652)
Non-cash stock option and restricted stock compensation expense	(870,722)	(551,843)	(2,198,821)	(1,243,602)
Restructuring expenses	(511,405)	(103,333)	(511,405)	(103,333)
Impairment of goodwill and other long-lived assets	(2,878,817)	—	(2,878,817)	(10,455,009)
Depreciation and amortization	(1,336,114)	(596,934)	(3,161,551)	(2,324,068)

Total operating expenses, excluding write-off of deferred offering costs, stock based compensation, restructuring expenses, impairment of goodwill and other long- lived assets and depreciation and amortization	16,688,644	8,444,234	42,556,961	26,005,751

GAAP operating expenses as a percentage of adjusted revenue	86.1%	68.7%	71.8%	135.1%

Non-GAAP operating expenses as a percentage of adjusted revenue	61.0%	55.8%	57.1%	85.7%

Our performance for the first nine months of 2011 reflects the early results of the strategic plan upon which we continue to execute. This plan includes initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we meet growing demand for our products and (iv) increasing brand awareness and product promotion.

We launched approximately 50 new products during 2010 and an additional 87 new products in the first nine months of 2011, including a new generation of LED retrofit lamps and luminaires. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting including in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing new, higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A second aspect of our strategic plan entails capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The third aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010 and the nine months ended September 30, 2011.

The fourth element of our strategic plan is to increase brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotion by our key customers.

While our non-GAAP gross margin improved to a positive 8.8% and 8.4% for the three and nine months ended September 30, 2011, respectively, as compared to a negative gross margin of 5.7% and 2.1% for the three and nine months ended September 30, 2010, we anticipate additional near-term improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through increased sourcing from suppliers closer to our production sites, the implementation of our new ERP system, initiation of production at our lower cost production facility in Monterrey, Mexico and the establishment of low-cost production capacity in Mexico through Jabil Circuit, Inc., our newest contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

•

External legislation and subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs despite the recent Congressional efforts to delay implementation of certain of such initiatives in the United States. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

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

Recent Events

On August 8, 2011, we entered into Amendment No. 3 to our asset-based revolving credit facility with Wells Fargo (as amended the “Wells Fargo ABL”), which was effective as of August 5, 2011, and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $25.0 million to $50.0 million with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase Bank, N.A. on behalf of Pegasus Partners IV, LP (“Pegasus IV”) or any other entity, in favor of Wells Fargo for our benefit (the “ Supplemental Loan Availability’); (ii) adjusted the basis used to calculate the unused line fee in respect of the amount of the Supplemental Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for our benefit, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of Lighting Science Group Mexico SRL, (“LSG Mexico”), our Mexican subsidiary, in each fiscal month beginning on July 1, 2011, from $500,000 to $750,000, (iv) added all current and future owned equipment, real property and fixtures as collateral securing our borrowings under the Wells Fargo ABL and (v) adjusted the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. We paid Wells Fargo a fee of $150,000 in connection with this amendment.

On September 21, 2011 we entered into Amendment No. 4 (“Amendment No. 4”) to the Wells Fargo ABL and replaced the standby letters of credit issued by JP Morgan Chase, N.A. on behalf of Pegasus IV with a $25.0 million standby letter of credit (the “Ares LOC”) pledged for the account of Ares Capital Corporation (“Ares Capital”), in favor of Wells Fargo for the benefit of the Company.

In connection with Amendment No. 4 and as a condition to Ares Capital’s agreement to provide the Ares LOC for our benefit, we entered into a Second Lien Letter of Credit, Loan and Security Agreement (the “Ares Loan Agreement”) with Ares Capital. In accordance with the Ares Loan Agreement, we agreed to reimburse Ares Capital for any amounts drawn on the Ares LOC and to permanently reduce the face amount of the Ares LOC by such amount. Further, we agreed that any such reimbursement obligation would automatically convert into a term loan (an “Ares Term Loan”) by Ares Capital to us secured by substantially all of our assets. The Ares LOC may only be used to collateralize borrowings pursuant to the Wells Fargo ABL, and the proceeds from any Ares Term Loan may only be used to satisfy the reimbursement obligations incurred pursuant to a draw on the Ares LOC.

Interest on any Ares Term Loan accrues at either (at our election): (a) 9.0% per annum plus the highest of (i) The Wall Street Journal prime rate, (ii) the sum of 0.50% per annum and the federal funds rate and (iii) the sum of 1.0% per annum and the higher of the daily one month LIBOR rate and 1.5% per annum; or (b) 10.0% per annum plus the highest of (i) 1.5% per annum and (ii) the daily one-month LIBOR rate. We are required to pay certain fees to Ares Capital under the Ares Loan Agreement including: (a) an annual administrative fee of $50,000, payable quarterly in advance; (b) a quarterly fronting fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 0.75% per annum; and (c) a quarterly letter of credit fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 10.0% per annum. We also paid Ares Capital a $375,000 fee in connection with the Ares Loan Agreement.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K/A for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 1 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010

Revenue	$27,350,283	$15,137,902	12,212,381	80.7%	100.0%	100.0%

Cost of goods sold (includes inventory valuation allowance of $19.0 million and $789,000 for the three months ended September 30, 2011 and 2010, respectively, and provision for losses on purchase commitments of $8.5 million for the three months ended September 30, 2011)	52,476,625	16,796,658	35,679,967	212.4%	191.9%	111.0%

Sales and marketing	5,208,758	2,050,868	3,157,890	154.0%	19.0%	13.5%

Operations	3,988,553	1,187,650	2,800,903	235.8%	14.6%	7.8%

Research and development	2,950,339	2,606,747	343,592	13.2%	10.8%	17.2%

General and administrative	5,411,716	3,849,941	1,561,775	40.6%	19.8%	25.4%

Write-off of deferred offering costs	1,269,318	—	1,269,318	*	4.6%	0.0%

Restructuring expenses	511,405	103,333	408,072	394.9%	1.9%	0.7%

Impairment of goodwill and other long-lived assets	2,878,817	—	2,878,817	*	10.5%	0.0%

Depreciation and amortization	1,336,114	596,934	739,180	123.8%	4.9%	3.9%

Interest income	591	1,739	(1,148)	*	0.0%	0.0%

Interest expense, including related party	(284,879)	(1,041,754)	756,875	-72.7%	-1.0%	-6.9%

Increase in fair value of liabilities under derivative contracts	—	30,341,089	(30,341,089)	*	0.0%	200.4%

Dividends on preferred stock	—	(1,968,695)	1,968,695	*	0.0%	-13.0%

Accretion of preferred stock	—	(72,210,493)	72,210,493	*	0.0%	-477.0%

Other expense, net	(118,892)	(53,490)	(65,402)	*	-0.4%	-0.4%

Income tax benefit	—	(17,039)	17,039	*	0.0%	-0.1%

Net loss	$(49,084,542)	$(56,968,794)	7,884,252	-13.8%	-179.5%	-376.3%

*	Variance is not meaningful.

Revenue

Revenue increased $12.2 million, or 80.7%, to $27.4 million for the three months ended September 30, 2011 from $15.1 million for the three months ended September 30, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2010 and the nine months ended September 30, 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination.

Cost of Goods Sold

Cost of goods sold increased $35.7 million, or 212.4%, to $52.5 million for the three months ended September 30, 2011 from $16.8 million for the three months ended September 30, 2010. The increase in cost of goods sold was primarily due to the $19.0 million inventory valuation allowance and the $8.5 million provision for expected losses on purchase commitments due to the restructuring of our product lines. Excluding the impact of the additional provisions, our cost of goods sold was $25.0 million for the three months ended September 30, 2011, an increase of $8.9 million or 55.9% over the three months ended September 30, 2010, and our non-GAAP gross margin was 8.8% for the three months ended September 30, 2011. Please see our reconciliation of non-GAAP measurements on page 21. Cost of goods sold as a percentage of revenue increased for the three months ended September 30, 2011 to 191.9% (or a negative gross margin of 91.9%) as compared to 111.0% (or a negative gross margin of 11%) for the three months ended September 30, 2010.

Excluding the impact of the additional provisions, cost of goods sold decreased as a percentage of revenue due to lower materials costs as a result of increased scale, decreased labor costs associated with the transition of volume to our production facility in Mexico and improved efficiencies in our supply chain. In particular, we reduced expediting costs during the three months ended September 30, 2011 as a result of increased purchases from suppliers closer to our production sites as well as increased awareness of our production needs for recently introduced products. For the three months ended September 30, 2011, freight-in was $883,000 or 3.2% of revenue compared to $1.2 million or 8.3% of revenue for the three months ended September 30, 2010. In addition, gross margin was impacted by the mix of products sold during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, particularly on initial productions of new products such as security and disc lights.

Sales and Marketing

Sales and marketing expenses increased $3.2 million, or 154.0%, to $5.2 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010, and increased as a percentage of revenue to 19.0% for the three months ended September 30, 2011 from 13.5% for the three months ended September 30, 2010. The increase in sales and marketing expenses was primarily due to a $949,000 increase in personnel related expenses from the continued expansion of our sales and marketing group as we build our enterprise and national accounts sales teams, a $931,000 increase in advertising and promotion costs associated with new products promotions and brand awareness campaigns, a $397,000 increase in third party consulting costs for public relations, a $312,000 increase in freight not billed to customers in conjunction with the increase in our sales and $148,000 and $91,000 increases in travel and entertainment expenses and expenses related to product samples, respectively.

Operations

Operations expenses increased $2.8 million, or 235.8%, to $4.0 million for the three months ended September 30, 2011 from $1.2 million in the three months ended September 30, 2010, and increased as a percentage of revenue to 14.6% for the three months ended September 30, 2011 from 7.8% for the three months ended September 30, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010. Specifically, personnel related expenses increased $1.3 million, travel related costs increased $191,000 due to additional travel to our now fully operational Mexico facility, $491,000 increase in logistics expense due to the addition of a distribution center in Texas, materials and supplies increased $358,000 and overhead costs increased $266,000.

Research and Development

Research and development expenses increased $344,000, or 13.2%, to $3.0 million for the three months ended September 30, 2011 from $2.6 million for the three months ended September 30, 2010, but decreased as a percentage of revenue to 10.8% for the three months ended September 30, 2011 from 17.2% for the three months ended September 30, 2010. The increase in research and development expenses was primarily due to a $409,000 increase in personnel related expenses as we expanded our product development efforts. The increase was partially offset by an $184,000 decrease in consulting expenses related to the reduction in temporary employees.

General and Administrative

General and administrative expenses increased $1.6 million, or 40.6%, to $5.4 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010, but decreased as a percentage of revenue to 19.8% for the three months ended September 30, 2011 from 25.4% for the three months ended September 30, 2010. The increase in general and administrative expenses was primarily due to a $1.6 million increase in bad debt expense, of which $811,000 was due to a settlement being reached with one customer in August 2011 and the balance was due to the increase in our accounts receivable.

Write-off of Deferred Offering Costs

We had capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering. With the extended postponement of the proposed offering, we expensed these capitalized costs to the statement of operations during the three months ended September 30, 2011.

Restructuring Expenses

Restructuring expenses of $511,000 for the three months ended September 30, 2011, consisted of $435,000 of severance and termination benefits related to a head count reduction and $76,000 for the write-down of tooling, production and test equipment. Restructuring expenses of $103,000 for the three months ended September 30, 2010 consisted of $704,000 in expenses that included severance and termination benefits and rent costs related to the closing of our California office. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan in July 2010.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2011, we performed our annual impairment analysis to determine whether the goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors, cash flow projections and other factors we believed relevant. The result of this preliminary valuation was that an impairment was necessary for goodwill and intangible assets related to the previous acquisition of LED Effects in 2007. We are in the process of finalizing our cash flow projections and required discount rate, however, based on our preliminary assessment the goodwill associated with LED Effects was impaired. We will finalize our evaluation in the fourth quarter of 2011. These impairments resulted in a write-down of the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the third quarter of 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired from the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

Depreciation and Amortization

Depreciation and amortization expense increased $739,000, or 123.8%, to $1.3 million for the three months ended September 30, 2011 from $597,000 for the three months ended September 30, 2010, and increased as a percentage of revenue to 4.9% for the three months ended September 30, 2011 from 3.9% for the three months ended September 30, 2010. The increase in depreciation and amortization expense was primarily due to a $790,000 increase in depreciation expense arising from the purchase of manufacturing equipment and research and development machinery during the year ended December 31, 2010 and the nine months ended September 30, 2011. This increase in depreciation expense was partially offset by a $51,000 decrease in amortization expense due primarily to the impairment of certain intangible assets that occurred during 2010.

Interest Expense, Including Related Party

Interest expense, including related party, decreased $757,000, or 72.7%, to $285,000 for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 consisted primarily of $271,000 of interest expense and fees related to the Wells Fargo ABL, which we entered into in November 2010, and $15,000 of interest expense related to the debt facilities of Lighting Science Group, B.V. (“LSGBV”), our Netherlands based subsidiary. Interest expense for the three months ended September 30, 2010 consisted primarily of $987,000 of prepaid financing fees related to the issuance of the Series D and Series E Units in the first half of 2010 and $36,000 of interest expense related to LSGBV’s debt facilities. The prepaid financing fees were being amortized over the life of the Series D and Series E Preferred Stock, but were fully expensed as of September 30, 2010 due to the conversion of the Series E Preferred Stock to common stock and the reduction in the expected life of the Series D Preferred Stock due to the then-expected amendment to the terms of the Series D Preferred Stock.

Increase in Fair Value of Liabilities under Derivative Contracts

During the three months ended March 31, 2010, we consummated a rights offering and issued Series D Units that were comprised of one share of our Series D Preferred Stock and a warrant (the “Series D Warrants”) to purchase one share of our common stock. The Series D Warrants underlying the Series D Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Series D Warrants decreased by $26.2 million for the three months ended September 30, 2010 primarily due to a decrease in the price of our common stock during this period. Pursuant to the terms of the Warrant Agreement that we entered into as of December 22, 2010, the Series D Warrants were amended to omit the down round provision that had originally resulted in the Series D Warrants being recorded as liabilities and, therefore, no amount was recorded to account for the change in fair value during the three months ended September 30, 2011.

On June 23, 2010, we consummated a private placement and issued Series E Units that were comprised of one share of our Series E Preferred Stock and a warrant (the “Series E Warrant”) to purchase 50 shares of our common stock. The Series E Warrant underlying the Series E Units was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Series E Warrant decreased by $4.1 million for the three months ended September 30, 2010 primarily due to a decrease in the price of our common stock during this period. The Series E Warrant underlying the Series E Units was exchanged for shares of our common stock on September 30, 2010 and, therefore, no amount was recorded to account for the change in fair value during the three months ended September 30, 2011.

Dividends on Preferred Stock

Dividends on preferred stock of $2.0 million for the three months ended September 30, 2010 consisted of $1.4 million of dividends incurred on the Series D Preferred Stock underlying the Series D Units, which were initially issued on March 3, 2010 and $605,000 of dividends incurred on the Series E Preferred Stock underlying the Series E Units, which were issued on June 23, 2010. No shares of preferred stock were outstanding during the three months ended September 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $48.1 million of accretion expense incurred on the outstanding shares of Series D Preferred Stock underlying the Series D Units and $24.1 million of accretion expense incurred on outstanding shares of Series E Preferred Stock underlying the Series E Units for the three months ended September 30, 2010. No shares of preferred stock were outstanding during the three months ended September 30, 2011.

Other Expense, Net

Other expense, net, increased $65,000 for the three months ended September 30, 2011 to $119,000 from $53,000 for the three months ended September 30, 2010. Other expense for the three months ended September 30, 2011 consisted primarily of $161,000 of losses on the disposal of assets, which were partially offset by miscellaneous other income.

Income Tax Benefit

Income tax benefit of $17,000 for the three months ended September 30, 2010 was primarily due to the loss recorded by LSGBV. For the three months ended September 30, 2011, we do not expect to pay taxes due to an anticipated loss for fiscal 2011. Pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Due to our history of operating losses, management deemed it more-likely-than-not that we would not recognize a significant portion of our deferred tax assets and the tax benefits relating to our losses were fully offset by a valuation allowance as of September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010

Revenue (net of non-cash sales incentives of $2.5 million for 2011)	$72,010,313	$30,331,005	41,679,308	137.4%	100.0%	100.0%

Cost of goods sold (includes inventory valuation allowance of $20.5 million and $859,000 for the nine months ended September 30, 2011 and 2010, respectively, and provision for losses on purchase commitments of $8.5 million for the nine months ended September 30, 2011)	97,279,765	31,837,781	65,441,984	205.5%	135.1%	105.0%

Sales and marketing	12,876,141	6,873,194	6,002,947	87.3%	17.9%	22.7%

Operations	10,360,159	3,784,510	6,575,649	173.8%	14.4%	12.5%

Research and development	7,993,920	6,550,250	1,443,670	22.0%	11.1%	21.6%

General and administrative	14,470,563	10,877,051	3,593,512	33.0%	20.1%	35.9%

Write-off of deferred offering costs	1,269,318	—	1,269,318	*	1.8%	0.0%

Restructuring expense	511,405	103,333	408,072	394.9%	0.7%	0.3%

Impairment of goodwill and other long-lived assets	2,878,817	10,455,009	(7,576,192)	-72.5%	4.0%	34.5%

Depreciation and amortization	3,161,551	2,324,068	837,483	36.0%	4.4%	7.7%

Interest income	152,977	3,271	149,706	*	0.2%	0.0%

Interest expense, including related party	(682,083)	(3,358,511)	2,676,428	-79.7%	-0.9%	-11.1%

Increase in fair value of liabilities under derivative contracts	—	(59,774,455)	59,774,455	*	0.0%	-197.1%

Dividends on preferred stock	—	(3,534,795)	3,534,795	*	0.0%	-11.7%

Accretion of preferred stock	—	(73,077,278)	73,077,278	*	0.0%	-240.9%

Other income (expense), net	6,693,532	(46,229)	6,739,761	*	9.3%	-0.2%

Income tax expense	—	382,645	(382,645)	*	0.0%	1.3%

Net loss	$(72,626,900)	$(182,644,833)	110,017,933	-60.2%	-100.9%	-602.2%

*	Variance is not meaningful.

Revenue

Revenue increased $41.7 million, or 137.4%, to $72.0 million for the nine months ended September 30, 2011 from $30.3 million for the nine months ended September 30, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2010 and the nine months ended September 30, 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $2.5 million for the nine months ended September 30, 2011, which represented the fair-value of the portion of the THD Warrant that vested on June 20, 2011. Excluding the impact of this non-cash charge, our revenue was $74.5 million for the nine months ended September 30, 2011, an increase of $44.2 million or 145.6% as compared to the nine months ended September 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $65.4 million, or 205.5%, to $97.3 million for the nine months ended September 30, 2011 from $31.8 million for the nine months ended September 30, 2010. The increase in cost of goods sold was primarily due to a $19.0 million inventory valuation allowance and a $8.5 million provision for expected losses on purchase commitments primarily due to the restructuring of our product lines. Excluding the impact of the additional provisions, our cost of goods sold was $68.2 million for the nine months ended September 30, 2011, an increase of $37.3 million or 120.3% over the nine months ended September 30, 2010 compared to a 137.4% increase in revenue.

Cost of goods sold as a percentage of revenue increased for the nine months ended September 30, 2011 to 135.1% (or a negative gross margin of 35.1%) as compared to 105.0% (or a negative gross margin of 5.0%) for the nine months ended September 30, 2010. Our gross margin for the nine months ended September 30, 2011 was also negatively impacted by a non-cash charge related to the THD warrant that reduced our revenue by $2.5 million and the allowance for inventory valuation and provision expected losses on purchase commitments. Excluding these impacts, our non-GAAP gross margin was 8.4% for the nine months ended September 30, 2011. Please see our reconciliation of non-GAAP measurements on page 21.

Excluding the impact of the additional reserves, cost of goods sold decreased as a percentage of revenue primarily due to lower materials costs as a result of increased scale, decreased labor costs associated with the transition of volume to our production facility in Mexico, improved efficiencies in our supply chain and efforts to remove and reduce costs in our products. In particular, we reduced expediting costs during the nine months ended September 30, 2011 as a result of increased purchases from suppliers closer to our production sites as well as increased awareness of our production needs for recently introduced products. For the nine months ended September 30, 2011, freight-in was $4.5 million, or 6.2% of revenue, compared to $2.1, or 6.7% of revenue, for the nine months ended September 30, 2010. In addition, gross margin was impacted by the mix of products sold during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, particularly on initial production of new products such as security and disc lights.

Sales and Marketing

Sales and marketing expenses increased $6.0 million, or 87.3%, to $12.9 million for the nine months ended September 30, 2011 from $6.9 million for the nine months ended September 30, 2010, but decreased as a percentage of revenue to 17.9% for the nine months ended September 30, 2011 from 22.7% for the nine months ended September 30, 2010. The increase in sales and marketing expenses was primarily due to a $2.3 million increase in personnel related expenses due to the continued expansion of our sales and marketing group as we build our enterprise and national accounts sales teams, a $1.0 million increase in advertising and promotion expense related to the introduction of new products, a $870,000 increase in third party consulting costs for public relations, a $769,000 increase in freight not billed to customers and $321,000 in commission expense related to the increase in our revenue and a $426,000 increase in ravel related expenses.

Operations

Operations expenses increased $6.6 million, or 173.8%, to $10.4 million for the nine months ended September 30, 2011 from $3.8 million in the nine months ended September 30, 2010, and increased as a percentage of revenue to 14.4% for the nine months ended September 30, 2011 from 12.5% for the nine months ended September 30, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010, resulting in a full nine months of expense in 2011 for our expanded presence in both Satellite Beach and Mexico, whereas the nine months ended September 30, 2010 did not include any costs for Mexico and only included incremental increases in Satellite Beach during the period. Specifically, personnel related expenses increased $3.4 million, travel related costs increased $613,000 due to additional travel to the fully operational Mexico facility, overhead costs increased $820,000, materials and supplies increased $757,000, logistics expenses increased $491,000 as we added a distribution facility in Texas and consulting expenses increased $366,000 due to the expansion of our operations workforce with temporary employees.

Research and Development

Research and development expenses increased $1.4 million, or 22.0%, to $8.0 million for the nine months ended September 30, 2011 from $6.6 million for the nine months ended September 30, 2010, but decreased as a percentage of revenue to 11.1% for the nine months ended September 30, 2011 from 21.6% for the nine months ended September 30, 2010. The increase in research and development expenses was primarily due to a $957,000 increase in personnel related expenses as we expanded our product development efforts, a $465,000 increase in materials, supplies and tooling and a $270,000 increase in certifications and standards costs due to the increase in the number of ENERGY STAR® and other certifications sought for our products. The increase in research and development expense was partially offset by a $433,000 decrease in consulting expenses related to the reduction in temporary employees as we expanded our full time research and development personnel.

General and Administrative

General and administrative expenses increased $3.6 million, or 33.0%, to $14.5 million for the nine months ended September 30, 2011 from $10.9 million for the nine months ended September 30, 2010, but decreased as a percentage of revenue to 20.1% for the nine months ended September 30, 2011 from 35.9% for the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily due to a $1.9 million increase in bad debt expense, of which $811,000 was due to a settlement reached with one customer in August 2011 and the balance was due to the increase in our accounts receivable, a $1.4 million increase in non-cash stock based compensation, which was primarily related to equity issued to our non-employee directors in lieu of cash payments for their services and stock option and restricted stock expense for employees, a $667,000 increase in professional fees, a $471,000 increase in facility rent expense due to the expansion of our Florida headquarters and the addition of a distribution center in Melbourne, Florida and a $261,000 increase in recruiting fees. These increases were partially offset by a $375,000 decrease in management fees paid to Pegasus Capital; Advisors, L.P. (“Pegasus Capital”) and a $744,000 decrease in consulting fees.

Write-off of Deferred Offering Costs

We capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering. With the extended postponement of the proposed offering, we expensed these capitalized costs to the statement of operations during the three months ended September 30, 2011.

Restructuring Expenses

Restructuring expenses increased $408,000 or 394.9% to $511,000 for the nine months ended September 30, 2011 from $103,000 for the nine months ended September 30, 2010. The restructuring expenses for the nine months ended September 30, 2011 consisted of $435,000 of severance and termination benefits related to a headcount reduction and $76,000 for the write-down of tooling, production and test equipment. Restructuring expenses of $103,000 for the nine months ended September 30, 2010, consisted of $704,000 in expenses that included severance and termination benefits and rent costs related to the closing of our California office, partially offset by a $601,000 gain on the exit of LEDS Japan in July 2010.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2011, we performed our annual impairment analysis to determine whether the goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors, cash flow projections and other factors we believed relevant. The result of this preliminary valuation was that an impairment was necessary for the goodwill and intangible assets related to the previous acquisition of LED Effects in 2007. We are in the process of finalizing our cash flow projections and required discount rate, however, based on our preliminary assessment the goodwill associated with LED Effects was impaired. We will finalize our evaluation in the fourth quarter of 2011. These impairments resulted in a writ-down of the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the third quarter of 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired from the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

As of June 30, 2010, we performed an interim impairment analysis of LSGBV’s assets to determine whether any goodwill or intangible assets were impaired due to on-going negative cash flows and other factors. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we believed relevant. The result of this valuation was that material impairments were identified in the LSGBV assets. These impairments resulted in a new cost basis for the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded in the second quarter of 2010:

Goodwill arising on the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500

Total impairment charge	$10,455,009

Depreciation and Amortization

Depreciation and amortization expense increased $837,000, or 36.0%, to $3.2 million for the nine months ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010, but decreased as a percentage of revenue to 4.4% for the nine months ended September 30, 2011 from 7.7% for the nine months ended September 30, 2010. The increase in depreciation and amortization expense was primarily due to a $1.6 million increase in depreciation expense as a result of the purchase of manufacturing equipment and research and development machinery during the year ended December 31, 2010 and the nine months ended September 30, 2011. This increase in depreciation expense was partially offset by a $742,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2010.

Interest Income

Interest income increased $150,000 for the nine months ended September 30, 2011 to $153,000 from $3,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, interest income was primarily due to interest earned on Mr. Gibler’s life insurance policy. For the nine months ended September 30, 2010, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense, Including Related Party

Interest expense, including related party, decreased $2.7 million, or 79.7%, to $682,000 for the nine months ended September 30, 2011 from $3.4 million for the nine months ended September 30, 2010. This decrease was due primarily to the conversion of the principal and interest amounts underlying the convertible notes payable to Pegasus IV and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our BMO line of credit in April 2010, which resulted in smaller debt balances during the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 consisted primarily of $579,000 of interest and fees related to the Wells Fargo ABL, which we entered into in November 2010; $43,000 of interest on the advance on Mr. Gibler’s life insurance policy from LSGC Holdings II and $43,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the nine months ended September 30, 2010 consisted primarily of $1.1 million of prepaid financing fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010, $906,000 of guaranty fees payable to Pegasus IV related to its guaranty of the BMO line of credit, which we terminated in October 2010; $915,000 of interest expense on the convertible notes payable to Pegasus IV and Philips; $367,000 of interest expense related to the BMO line of credit and $103,000 of interest expense related to LSGBV’s debt facilities. Prepaid financing fees were previously amortized over the life of the Series D and Series E Preferred Stock, but we fully expensed such fees as of September 30, 2010 due to the conversion of the Series E Preferred Stock to common stock and the reduction in the expected life of the Series D Preferred Stock due to the then-expected amendment to the terms of the Series D Preferred Stock.

Increase in Fair Value of Liabilities under Derivative Contracts

During the nine months ended September 30, 2010, we consummated a rights offering and issued Series D Units that were comprised of one share of our Series D Preferred Stock and a Series D Warrant. The Series D Warrants underlying the Series D Units were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Series D Warrants increased by $64.7 million for the period from March 3, 2010, the initial issuance date of the Series D Units that included the Series D Warrants through September 30, 2010 primarily due to an increase in the price of our common stock during this period. Pursuant to the terms of the Warrant Agreement that we entered into as of December 22, 2010, the Series D Warrants were amended to omit the down round provision, which had originally resulted in the Series D Warrants being recorded as liabilities and, therefore, no amount was recorded to account for the change in fair value during the nine months ended September 30, 2011.

On June 23, 2010, we consummated a private placement and issued Series E Units that were comprised of one share of our Series E Preferred Stock and the Series E Warrant. The Series E Warrant underlying the Series E Units were accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Series E Warrant decreased by $5.0 million from June 23, 2010, the issuance date of the Series E Units that included the Series E Warrant through September 30, 2010, primarily due to a decrease in the price of our common stock during this period. The Series E Warrant underlying the Series E Units was exchanged for shares of our common stock on September 30, 2010; therefore, no amount was recorded to account for the change in fair value during the nine months ended September 30, 2011.

Dividends on Preferred Stock

Dividends on preferred stock of $3.5 million for the nine months ended September 30, 2010 consisted of $2.9 million of dividends incurred on the Series D Preferred Stock underlying the Series D Units, which were issued on March 3, 2010, $651,000 of dividends incurred on the Series E Preferred Stock underlying the Series E Units, which were initially issued on June 23, 2010, and $17,000 of dividends incurred on our 6% Convertible Preferred Stock. No shares of preferred stock were outstanding during the nine months ended September 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $49.0 million of accretion expense incurred on the outstanding shares of Series D Preferred Stock underlying the Series D Units, $24.1 million of accretion expense incurred on the outstanding shares of Series E Preferred Stock underlying the Series E Units and $45,000 of accretion expense incurred on the 6% Convertible Preferred Stock for the nine months ended September 30, 2010. No shares of preferred stock were outstanding during the nine months ended September 30, 2011.

Other Income, Net

Other income, net, increased $6.7 million for the nine months ended September 30, 2011 to $6.7 million from expense of $46,000 for the nine months ended September 30, 2010. Other income for the nine months ended September 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy, partially offset by a $335,000 loss on disposal of assets.

Income Tax Expense

Income tax expense of $383,000 for the nine months ended September 30, 2010 was primarily due to the establishment of an additional valuation allowance of $581,000 for deferred tax assets recorded by LSGBV, partially offset by income tax benefit of $200,000 due to the amortization of intangible assets recorded by LSGBV. For the nine months ended September 30, 2011, the effective tax rate of 0.0% differs from the federal statutory rate of 34% due to an anticipated loss for fiscal 2011 and net operating loss carryforwards.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations since our inception. Our cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchase of production equipment and other capital investments such as our new ERP system. Our anticipated growth is expected to significantly increase our working capital needs for the remainder of 2011 and during 2012 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings, LLC and LSGC Holdings II, LLC. During the nine months ended September 30, 2011, we also relied heavily on borrowings under our credit facilities.

During the nine months ended September 30, 2011, we received $64.0 million from six private placements of our common stock. As of September 30, 2011, we had cash and cash equivalents of approximately $16.3 million. As of September 30, 2011, our asset-based revolving credit facility with Wells Fargo provided us with borrowing capacity of up to (A) 85% of our eligible inventory and accounts receivable plus (B) qualified cash, plus (C) the aggregate amount of any standby letter of credit pledged in favor of Wells Fargo by or for the account of Ares Capital and for our benefit up to a maximum of $50.0 million. As of September 30, 2011, we had $41.0 million outstanding under the Wells Fargo ABL and additional borrowing capacity of approximately $6.1 million.

LSGBV has a short-term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. The ABN AMRO facility has a maximum availability of €175,000 and as of September 30, 2010, we had €95,000, or $129,000, outstanding. LSGBV’s asset-based lending facility with IFN Finance provides us with borrowing capacity of up to 75% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of September 30, 2011, we had €275,000, or $374,000, outstanding under the IFN Finance line of credit.

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

In February 2011, we filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of our common stock, but such offering has been delayed and remains subject to a number of conditions. As a result of the extended postponement, we expensed our deferred offering costs.

We believe we will have sufficient capital to fund our operations for the next twelve months. In addition, Pegasus Capital has committed to assisting us with our capital raising initiatives as necessary.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010
Cash flow activities:
Net cash used in operating activities	$(85,365,821)	$(33,910,972)
Net cash used in investing activities	(13,306,982)	(2,614,187)
Net cash provided by financing activities	100,602,682	55,773,636

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $85.4 million and $33.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in operating activities for the nine months ended September 30, 2011 included certain non-cash reconciliation items comprised primarily of a $20.5 million inventory valuation allowance, an $8.5 million provision for expected losses on purchase commitments, a $2.5 million reduction for the fair value of the portion of the THD Warrant that vested during the nine months ended September 30, 2011, $3.1 million of stock-based compensation expense and $3.2 million in depreciation and amortization. For the nine months ended September 30, 2010, non-cash reconciliation items included a $60.0 million increase in fair value of warrants, $10.5 million impairment of goodwill and other long-lived assets, $2.3 million in depreciation and amortization, $2.1 million of stock-based compensation expense and $73.1 million accretion of preferred stock.

Net cash used in operating activities increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to changes in working capital. For the nine months ended September 30, 2011, accounts receivable increased $7.1 million due to the growth in our revenue, inventories increased $30.1 million due to the accumulation of materials and components and finished products to support projected near-term demand for our products and we utilized $15.4 million to decrease accounts payable as we paid down certain outstanding balances.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 primarily related to the continued implementation of our ERP system, the purchase of manufacturing equipment and research and development machinery. Net cash used in investing activities was $13.3 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2011 was primarily due to an increase in our capital expenditures as we continued to expand our production capacity at our new manufacturing facility in Monterrey, Mexico and the ongoing investment in our ERP system implementation.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $100.6 million and $55.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2011 was a result of the issuance of common stock for $59.3 million, net borrowings on our lines of credit of $42.0 million and $1.1 million proceeds from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on the private placements. Cash provided by financing activities for the nine months ended

September 30, 2010 was comprised of $25.4 million in proceeds from the issuance of the Series D Units pursuant to our rights offering, $30.0 million in proceeds from the issuance of the Series E Units and $18.9 million in proceeds from the issuance of common stock. These amounts were partially offset by $18.0 million in net payments on outstanding short- and long-term debt.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report on Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of September 30, 2011, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2010, we have progressed with the implementation of our remediation plans designed to address the material weaknesses described in our Annual Report, although none of these material weaknesses have been entirely resolved and fully tested. Specifically during the nine months ended September 30, 2011, we implemented or began implementing the following measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we engaged a specialist to assist in the valuation of complex derivative instruments; and

•	we initiated procedures for reviewing the estimates and calculations of fair market value related to stock options.

As of September 30, 2011, certain significant operations have been migrated and are expected to continue to migrate in future quarters to our new ERP system. The purpose of the ERP system is to facilitate the flow of information between all business functions within the Company. As a result of the ERP implementation, there were changes to processes and procedures that impact internal controls over financial reporting. Management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 14, 2011	By	/S/ JAMES HAWORTH

James Haworth
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By	/S/ GREGORY T. KAISER

Gregory T. Kaiser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination of the Certificates of Designations of Preferred Stock filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated April 22, 2008, among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

4.3	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009 between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.4	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.5	Warrant Agreement, dated as of December 22, 2010 among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.8*	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No. 1 to Loan and Security Agreement, dated as of April 22, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.2	Exchange Agreement, dated as of April 27, 2011, by and between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.3	Assignment Agreement, dated as of April 22, 2011, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.4	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.5	Demand Promissory Note, dated as of May 6, 2011, issued by Lighting Science Group Corporation to LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.6	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.7	Subordination Agreement, dated as of May 6, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.8*	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.9*	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10- Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.10*	Subscription Agreement dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.11	Amendment No. 3 to Loan and Security Agreement, dated as of August 5, 2011, among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.12	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.13	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.