Form 10-K
period 2011-12-31
LIGHTING SCIENCE GROUP CORP
filed 2012-04-16
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer.	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $71,374,000.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 5, 2012 was 206,919,141 shares.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors”, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business.

GENERAL

We are one of the world’s premier light emitting diode (“LED”) lighting companies and North America’s largest LED bulb manufacturer. We design, develop, manufacture and market general illumination products that exclusively use LEDs as their light source. Our broad product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. Our manufacturing operations are currently based in our Satellite Beach, Florida headquarters and our Monterrey, Mexico site. We also have a contract manufacturing agreement with Jabil Circuit, Inc. (“Jabil”) for manufacturing in Chihuahua, Mexico. We believe our proprietary technology, unique designs, and key relationships throughout the LED lighting supply chain position us favorably as LEDs increasingly replace existing lighting technologies.

Our in-house design of power supplies, thermal management solutions and optical systems, along with our detailed specification of the packaged LEDs incorporated into our products provides us with a distinctive ability to manage the interrelationships between components and subsystems. This system-based approach enables us to provide a broader and more relevant range of products that deliver industry-leading performance while offering shorter periods for energy cost savings to cover the purchase price of the LED product, or payback periods than many of our competitors. Our performance advantage can be measured by the combination of higher efficacy—as calculated by lumens of light delivered per watt of power consumed, or lm/W—light quality, and reliability.

Our product offerings have been adopted by leading retailers and original equipment manufacturers (“OEMs”) of lighting products such as The Home Depot, Inc., Osram Sylvania, Inc. and Standard Products, Inc. These businesses sell our products on a co-branded or private label basis. Notably, we are The Home Depot’s preferred provider and product development partner for LED retrofit lamps and luminaires, which are currently sold under its EcoSmart®, Commercial Electric®, and Defiant® lines on a co-branded basis. We have also partnered with Google to develop intelligent lighting products that will be controllable through the Android@Home platform. Large end-users such as Harrah’s Operating Company, Inc., Hilton Hotels Corporation, Simon Property Group, Inc. and Starbucks Corporation also purchase products directly from us. In addition, we sell our luminaires for use in large-scale infrastructure projects including those in Salt Lake City, Mexico City, and Washington, D.C. During 2011, we sold approximately 4.5 million LED retrofit lamps, outpacing many of the largest worldwide suppliers of LED retrofit lamps.

CORPORATE INFORMATION AND HISTORY

We were incorporated in the state of Delaware in 1988. Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” in this Form 10-K refer to Lighting Science Group Corporation or, as applicable, its predecessor entities and, where appropriate, its wholly-owned subsidiaries. Our two principal subsidiaries are Lighting Science Group S. de R.L. de C.V. (“LSG Mexico”), our Mexican subsidiary, and Lighting Science Group B.V. (“LSGBV”), our Netherlands subsidiary. Our principal executive offices are located at 1227 South Patrick Drive, Building 2A, Satellite Beach, Florida 32937, and our telephone number is (321) 779-5520. Our website address is www.lsgc.com. This reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Form 10-K.

We are controlled by affiliates of Pegasus Capital Advisors, L.P., or Pegasus Capital, a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus IV”), LED Holdings, LLC (“LED Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”).

INDUSTRY BACKGROUND

Accounting for 1% of the global lighting market today, global revenues from the LED lighting market are expected to grow by an estimated 30% per annum to reach approximately $95 billion and constitute 64% of the overall lighting market by 2020 according to a 2011 report by McKinsey & Company (Munich, Germany). In North America, Europe and Asia, the share of the lighting market represented by LEDs is expected to rise to around 45% in 2016 and around 70% in 2020 on a dollar value basis, including both new fixture installation and light source replacement. In Latin America, the Middle East, and Africa, LED market share is expected to rise on a dollar value basis to 35-40% in 2016 and 55-60% in 2020 mainly driven by the growth of major cities and urbanization according to the McKinsey & Company report.

According to the U.S. Department of Energy (“ DOE”), LEDs are the most promising technology for reducing the enormous amount of energy consumed by lighting—estimated to account for 25% of all U.S. electricity consumption. Cool white LED lighting products boast an efficacy around 100 lm/W and last as long as 50,000 hours, while warm white LED lighting products have efficacies over 65 lm/W. These efficiencies and expected lives represent a drastic improvement as compared to an efficacy of 13 lm/W and expected life of 1,200 hours for the typical incandescent bulb or 55 lm/W and expected life of 10,000 hours for the typical compact fluorescent bulb.

As LED technology continues to improve, the efficiency advantage of LED lighting products will continue to increase. For example, a March 2010 DOE study projects that cool white LED luminaire efficacies will reach 121 lm/W in 2012 and 219 lm/W in 2020.

Reductions in total cost of ownership, which is comprised of the purchase price and ongoing energy and maintenance costs, improve users’ return on investment in LED technology and shorten the payback period. We expect that continuing improvements in LED product efficacy and light quality, coupled with reductions in purchase price, will further reduce the total cost of ownership for LED lighting products and further accelerate their adoption for general illumination purposes. We also anticipate other catalysts to play an increasing role in LED adoption such as increasing consumer and governmental focus on energy efficiency and environmental sustainability; greater demand for enhanced lighting functionality; design differentiation enabled by the smaller size, lower heat output, longer lifetime, dimmability, directionality and wireless controllability of LED lighting products; greater financial incentives for energy efficient technologies from government and utility providers; government regulations restricting incandescent bulb sales after certain deadlines in both the United States and the European Union; and government support for energy efficient lighting. With over 6 million LED bulbs sold, we have helped to accelerate the use of LEDs in general illumination.

OUR PRODUCTS

We have an extensive product portfolio in three distinct product families—lamps, infrastructure luminaires, and commercial, architectural and residential luminaires—and also provide custom lighting solutions. We believe the products in each of our three families offer the best combination of lumen output, efficacy, cost per lumen and payback period. We intend to introduce a number of new products within each of our product families during 2012.

Lamps. We offer a broad range of LED retrofit lamps that are designed to fit into existing light fixtures and sockets. We believe these LED retrofit lamps are economically compelling replacements for traditional reflector and globe incandescent and incandescent halogen lamps. Our range of dimmable LED retrofit lamps exhibit consistent color and deliver excellent light distribution and brightness in commercial and residential lighting settings. Our line of retrofit lamps includes DEFINITY® branded retrofit lamps that we sell directly to our customers and through distributors under the Lighting Science Group name as well as co-branded (for The Home Depot) and private label (for Osram Sylvania and Standard Products) retrofit lamps.

Infrastructure luminaires. We offer LED luminaires that combine energy efficiency, long life and excellent light distribution, making them ideal for street lighting as well as for use in parking garages, outdoor areas, warehouses and manufacturing areas. Our infrastructure luminaire product range includes: (i) the PROLIFIC® Series Roadway Luminaires; (ii) the C2D LowBay, BayLight, Flat LowBay and BayLume luminaires for use in parking garages; and (iii) the ShoeBox and WallPack luminaires for use in area and pathway and security lighting, respectively.

Commercial, architectural and residential luminaires. We offer LED luminaires for the commercial, architectural and residential markets. Our SYMETRIE® line of LED luminaires is designed for retail display applications and is available in various profiles and lengths and in color temperatures ranging from cool to warm. This line offers excellent color control to highlight the appearance of high value or perishable products, without generating excessive heat or UV light that may damage these products. We also offer LED-based spot, accent, recessed, pendant and track lighting, which offer uniform illumination and a more energy efficient alternative to incandescent halogen lighting to commercial customers. We are also in the process of launching a line of residential luminaires that will give consumers the opportunity to bring attractive and energy efficient LED lighting to their homes via purpose-built fixtures. We believe our architectural lighting products help architects, lighting designers and builders enhance building structures with light, color, movement and video in both interior and exterior applications. Many of these architectural lighting products are offered through our custom lighting solutions division.

Custom lighting solutions. In addition to our three product families, we also offer custom LED lighting solutions that combine project management, system integration, and advanced control systems and software to create desired lighting effects. Custom projects generate notable revenues and elevate brand visibility, and often inform as to new product applications. Our custom projects have included the New York City Times Square New Year’s Eve Ball, and energy efficient lighting for the International Space Station.

TARGET MARKETS AND CUSTOMERS

We target applications across several markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives. In many instances the products we offer to our customers have less than a two-year payback, depending on the cost of electricity, the efficiency and useful life of the replaced lamps or luminaires, and other factors. The exact payback period required to drive LED lighting adoption varies by application and end-user. The decision to adopt LED lighting is often influenced by the perceived value of other benefits of LED lighting and the willingness of the individual end-user to invest in its higher upfront costs. We expect that as payback periods continue to shorten, LED adoption will accelerate across a growing range of applications. We expect to broaden our target applications and roster of customers accordingly.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications in this market include lighting for streets and highways, parking lots, airports, ports, railroads, utilities and other large outdoor areas. Street and highway lighting represents the largest segment within the infrastructure market; the number of street and area lights in the United States alone are estimated at over 100 million fixtures. Although LED lighting currently represents only a small part of this market, we expect it to grow significantly due to increasing customer awareness of the benefits of LED technology, including longer lifetime, which reduces the need for costly disruptive replacement and maintenance. Our customers within this market include the U.S. Department of the Navy, Dallas, Salt Lake City, Mexico City and Washington, D.C.

Schools and universities. Campuses for primary, secondary and higher education represent a significant market opportunity for our energy-efficient LED lighting products. Principal applications in this market include lighting for parking lots, large outdoor areas, streets and building exteriors, as well as indoor lighting. A substantial movement currently exists across colleges and universities to reduce energy use and improve sustainability. We believe switching to LED lighting is one of the most practical, readily implementable, highest-return, and high profile actions campus administrators can take towards fulfilling this mandate. Our customers within this market include Dallas County Schools, Arizona State University, Tempe University and Tufts University.

Retail and hospitality. The market for lighting in the retail and hospitality environment is large and varied. We have lighting products suited for malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task, down, bay, cove, accent, track and spot lighting as well as retail display lighting. Several major retailers have replaced their existing lighting with our LED retrofit lamps and luminaires, including Starbucks Corporation, Cartier International S.A. Genève, and kiosks within shopping malls managed by Simon Property Group, Inc.

Residential and office. We offer a line of retrofit lamps and luminaires targeted to compete with traditional incandescent and incandescent halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires are currently sold to leading OEMs that resell them under their own brands both directly to end-users and into retail channels such as home centers. We also sell our retrofit lamps and luminaires to The Home Depot, which offers them to end-users under the EcoSmart®, Commercial Electric®, and Defiant® brands. In addition, our retrofit lamps and luminaires are sold under the Lighting Science name through distributors and directly to large customers.

SALES CHANNELS

We employ a multi-faceted channel strategy that addresses distinct market opportunities through co-branded and private label programs, our direct sales force, distributors and independent sales agents. Our 35 sales professionals are organized by account-focused and project-focused activities, with each supported by our rebates team.

Strategic account management focuses on business alliances such as those with The Home Depot and branded lighting OEMs that help us access residential and commercial customers. In addition to initiating new relationships, our strategic account team is looking to expand account revenue by actively managing these current accounts and providing ongoing service, expertise and support. National account management focuses on potential high value customers. This team targets retail, hospitality, schools and universities, large real estate management, and energy service company customers (“ESCOs”).

Our project-focused activities involve supporting our network of independent sales agents and distributors that pursue lighting projects in the commercial, industrial and public infrastructure markets, on a regional basis. Our project-focused sales team develops and manages our network of channel partners and works with these partners to submit competitive bids on projects, and oversee the delivery and after-market support related to such projects.

Our sales activities are supported by customer advocates, who manage customer relationships, coordinate product delivery and also provide after-market services. We also maintain a network of contractors that we qualify for product installation and service within the United States. In addition, our sales and marketing team includes professionals that are dedicated to managing and monitoring rebate policies with third party constituents.

We believe our products are globally competitive; however, our sales and marketing efforts to date have primarily been concentrated in North America. We are seeking to expand our international sales team to service Europe, the Middle East, and Asia and intend to pursue a multi-tiered strategy to address these markets as we introduce new products designed specifically for them.

	For the Years Ended December 31,
Total Revenues by Geographical Region	2011	2010	2009
United States	$101,189,399	$42,223,225	$18,270,531
The Netherlands	6,218,034	8,843,899	10,428,418
Other	1,574,155	2,101,889	2,677,867

	$108,981,588	$53,169,013	$31,376,816

Our international strategy is to sell through distributors under the Lighting Science brand name on a geographically exclusive basis, partner with OEMs, employ a direct sales force in targeted regions, and license our final assembly to local partners so they can fulfill regional demand in accordance with local content requirements.

Our sales cycle varies by customer and lighting application. It typically takes between one and three months for commercial customers and as long as a year, or more, for government infrastructure customers. Sales for large infrastructure and commercial projects usually consist of an initial presentation that may be followed by a pilot period, during which the proposed lighting solution is installed in a limited number of locations to demonstrate performance. Our in-field technical support team collaborates with both our account- and project-focused sales representatives and our product development staff to tailor our products to the specifications and attributes required by our customers. Sales through our retail and OEM channels are more consistent than our project-based sales and are forecasted on a regular basis by our customers.

For the year ended December 31, 2011, Osram Sylvania and The Home Depot accounted for 41% and 32% of our net sales, respectively. Our sales are materially affected by fluctuations in the buying patterns of these customers and such fluctuations may result from general economic conditions or other factors. A loss of Osram Sylvania or The Home Depot as a customer or a significant decline in their purchases would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

RESEARCH AND DEVELOPMENT

We believe that our ongoing success depends not only on our ability to improve current products, but also to develop new products for existing and novel applications. Our research and development team focuses on increasing the efficiency of all of the components and subsystems that make up our products. These include power supplies, thermal management solutions, optical systems and LEDs.

As the team designs these components and subsystems for improved efficiency, it also looks to enhance aesthetics and reduce total product cost. These efforts go beyond the optimization of existing technologies. We dedicate significant resources toward the development of new materials and methods related to these components and subsystems. We also work closely with LED manufacturers and packagers to help drive advances in LED package structures.

Our world class research and development team is comprised of approximately 50 research scientists and engineers with Ph.D.’s or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with lighting application experience. Our research and engineering personnel are co-located in our Satellite Beach, Florida headquarters alongside part of our manufacturing team. Together, they are responsible for new product launches and manufacturing process improvements. Our compressed management hierarchy is designed to ensure a high level of collaboration. Our research and development capabilities are further enhanced through collaborations with leaders within and outside our field. We have research and development partnerships with a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These technology partners include leading research organizations in the United States, such as NASA, Jefferson Medical College, Florida Institute of Technology and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG, Google and National Semiconductor Corporation.

Our research and development expenses were $10.7 million, $10.2 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, these expenses primarily related to (i) the expansion of our product portfolio including prototype components and tooling and (ii) research into new forms and advances in power conversion, optical materials and thermal substrates and systems.

SUPPLIERS AND RAW MATERIALS

The principal materials used in the manufacture and assembly of our products are packaged LEDs and printed circuit boards, metal–oxide–semiconductor field-effect transistors (“MOSFETs”), magnetics and standard electrical components such as capacitors, resistors and diodes used in our power supplies. We source other materials that are manufactured to our precise specifications, such as aluminum heat sinks for our thermal management systems, plastic optics, as well as aluminum and plastic structural elements. We are not committed to, and do not favor, a single source for packaged LEDs. Thus, we are free to select LEDs based on availability, price and performance. We favor suppliers that provide us with packaged LEDs to our specifications. We presently use LEDs provided by Citizen Electronics Co., Ltd., Nichia Corporation, Osram Opto Semiconductors GmbH, Philips Lumileds Lighting Company, Seoul Semiconductor, Inc. and various other vendors. We believe we have strong relationships with our LED suppliers and receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain of these key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. We obtain our other components, materials and subsystems from multiple suppliers in North America and Asia.

We continuously monitor and evaluate alternative suppliers based on their attributes. Our decision-making metrics center on quality, performance, service and price. We are in the process of expanding our supplier base to source materials in closer proximity to our North American manufacturing sites and reduce our reliance on Asian manufacturers. We believe this will reduce our lead times as well as our inbound freight costs and the need for and impact of expediting supplies. In pursuit of these goals we have implemented new information technology systems, such as an Enterprise Resource Planning, or ERP system, and are working closely with our customers to develop robust demand forecasts that will help improve our overall supply chain management.

MANUFACTURING AND ASSEMBLY

As one of the largest LED lighting manufacturers in the world, we take special pride in our unique ability to manage effectively the development of our products from concept to sale. We manufacture and assemble our LED lighting products utilizing a complement of in-house and contract manufacturing infrastructure. Today, we have approximately 86,000 square feet of manufacturing facilities, including 20,000 square feet at our headquarters in Satellite Beach, Florida and 66,000 square feet at our Monterrey, Mexico facility. Additionally, we have a contract manufacturing agreement with Jabil in Chihuahua, Mexico. We utilize our manufacturing operations in Satellite Beach, Florida to support our product development team’s efforts to launch certain new products until they reach full-scale commercial volumes. We also closely monitor the manufacturing operations at our Satellite Beach facility to identify process improvements that drive cost reductions across the entire supply chain.

While we design, develop and manufacture most of our power supplies in house, we use third party suppliers for certain labor or capital-intensive components that we design and develop. This cost effective approach is utilized to optimize our manufacturing efficiency and cost.

We provide a five-year warranty on our products, which gives our customers the option to repair, replace or be reimbursed for the purchase price of the product within that timeframe.

COMPETITION

The lighting industry is highly competitive. We face competition from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions and a competitive pricing environment. These characteristics increase the need for continuous innovation, provide entry points for new competitors and create opportunities for rapid shifts in market share.

We compete in the general lighting market on the basis of the numerous benefits of LED lighting relative to traditional lighting technology including greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality and lower heat output. We compete with other providers of LED lighting on the basis of our product performance, as measured by efficacy, light quality and reliability, as well as on product cost. In addition to the aforementioned factors, which generally contribute to total cost of ownership and product quality, we also compete on the basis of our broad product portfolio and strong channel relationships. Our differentiated product design approach, proprietary technology and deep understanding of lighting applications enable us to compete favorably in all of these arenas.

We view our primary competition to be large, established companies in the traditional general lighting industry such as: Acuity Brands, Cooper Industries, General Electric Company, Osram Sylvania, Panasonic Corporation, Koninklijke Philips Electronics N.V. (“Philips”), and Zumtobel Lighting GmbH. Some of these companies also provide, or have undertaken initiatives to develop, LED lighting products and/or other energy efficient lighting products. Additionally, we face competition from a fragmented universe of dedicated smaller niche and low-cost offshore providers of LED lighting products. We also anticipate that packaged LED suppliers, including some of our current suppliers, may seek to compete with us by introducing retrofit lamps or luminaires of their own. For example, Cree, Inc., which is primarily a manufacturer of LEDs, also offers LED retrofit lamps and luminaires. Similarly, affiliates of both Osram Sylvania and Philips are among the larger packaged LED chip providers. We also expect other large technology focused companies with LED product offerings that are currently focused on other end markets for LEDs—such as backlighting for LCD displays—to increasingly focus on general illumination as their existing markets saturate and LED adoption in general illumination becomes more prevalent. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

INTELLECTUAL PROPERTY

The creation and use of proprietary intellectual property is a key aspect of our strategy to differentiate ourselves in the marketplace. We seek to protect our proprietary technologies by obtaining patents and licenses, retaining trade secrets and defending, enforcing and utilizing our intellectual property rights, when appropriate. We believe this strategy allows us to preserve the advantages of our products and technologies and helps us to improve the return on our investment in research and development.

As of December 31, 2011, we had filed 173 U.S. patent applications, of which 97 U.S. patents were issued, 56 were pending approval and 20 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In some cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes. Notably, we acquired license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Philips in August 2009. Historically, licenses of the third-party technologies used by us have been available on acceptable terms.

The LED industry is characterized by the existence of a significant number of patents and other intellectual property and by the vigorous pursuit, protection and enforcement of intellectual property rights. As is customary in the industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers and/or distributors, we may be required to cease manufacture of the infringing product, pay damages, and expend resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights. We believe our extensive intellectual property portfolio, along with our license arrangements, provide us with considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers.

REGULATIONS, STANDARDS AND CONVENTIONS

Our products are generally required to comply with and satisfy the electrical codes of the jurisdictions in which they are sold. Our products are designed to meet the typically more stringent codes established in the United States and the European Union, which usually allows our products to meet the codes in other geographic regions.

Many of our customers require our products to be listed by Underwriters’ Laboratories, Inc. (“UL”). UL is a United States-based independent, nationally recognized testing laboratory, third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications but we believe that customers and end-users tend to favor UL listing. Because LED lighting products are relatively new in the market, UL’s specifications and standards for LED lighting products such as ours are not well established and the prior established specifications and standards for traditional lighting products are sometimes difficult to achieve for LED lighting devices.

Certain products must meet industry standards, such as those set by the Illuminating Engineering Society of North America, and government regulations for their intended application. For example, street lights must meet certain structural standards and must also deliver a certain amount of light in certain positions relative to the installed luminaire. In the United States, our WallPack luminaires must meet standards and regulations established in the Americans with Disabilities Act. We specifically develop and engineer our products to meet the standards and regulations applicable to the lighting applications they address.

Many of our customers and end-users also expect our products to meet the applicable ENERGY STAR requirements. ENERGY STAR is an international standard for energy efficient consumer products. To qualify for ENERGY STAR certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics. We produced the first LED retrofit lamp to be successfully qualified for ENERGY STAR designation and have designed and produced approximately 25% of the ENERGY STAR-qualified LED retrofit lamps as of December 31, 2011.

EMPLOYEES

As of December 31, 2011, we had 227 employees in the United States and 1,228 employees outside the United States, primarily in Mexico and The Netherlands. We also utilized 29 contractors as of December 31, 2011, all of which were in the United States. All of the 1,169 employees at our Mexico facility are subject to a collective bargaining agreement with LSG Mexico and the Federacion National de Sindicatos Independientes, which is reviewed annually in February. We believe that our relationship with all of our employees is good.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2011 and 2010, we had revenue of $109.0 million and $53.2 million, respectively, and as of December 31, 2011 and 2010, we had accumulated deficits of $533.6 million and $443.1 million, respectively. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. We currently have an asset-based lending facility with Wells Fargo Bank, N.A., which we refer to as the Wells Fargo Facility and a Second Lien Letter of Credit Facility with Ares Capital Corporation, which we refer to as the Ares Letter of Credit Facility. The Wells Fargo Facility provides us with borrowing capacity of up to a maximum of $50.0 million calculated as (i) up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of pledged letters of credit provided by Ares Capital in favor of Wells Fargo under our Ares Letter of Credit Facility. The Wells Fargo Facility has an initial term that expires in November 2013 and the Ares Letter of Credit Facility has a term that expires in September 2014. As of December 31, 2011, the balance outstanding on the Wells Fargo Facility was approximately $33.8 million and we had approximately $14.4 million of additional borrowing capacity. In addition, we have a working capital facility with IFN Finance B.V. (“IFN Finance”), and a revolving line of credit with ABN AMRO Bank N.V. (“ABN AMRO”), that provide up to €1.5 million ($1.9 million) and €75,000 ($97,000), respectively, to our Netherlands based operations. As of December 31, 2011, the outstanding balances on the IFN Finance and ABN AMRO facilities were €288,000, ($372,000) and €27,000 or ($35,000), respectively. In accordance with a previous arrangement, we repaid all outstanding borrowings under the ABN AMRO Facility on February 29, 2012.

        We have experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. Pegasus Capital and Pegasus IV have committed to support us for the next 12 months, up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by us on or before the next 12 months) of the capital needed to fund our operations and debt service requirements as they come due. However, their support, which in no way amounts to a guarantee of these obligations, may be effected through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus Capital and Pegasus IV, as our indirect controlling shareholders, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, may have a negative effect on our business and results of operations. In addition, such parties may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our projected growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

If our developed technology or technology under development does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on market acceptance of our LED technology and the technology currently under development. Although adoption of LED lighting continues to grow, adoption of LED lighting products for general illumination has only recently begun, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices that favor existing lighting technologies that are less energy efficient. Moreover, if existing sources of light other than LED lighting products achieve or maintain greater market adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations.

Lighting products, particularly emerging LED lighting products, are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales, gross margins and profitability.

LED lighting products are subject to rapid technological changes that often cause product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies or are unable to develop the planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross margins and profitability will be adversely affected.

We rely on our relationships with Osram Sylvania and The Home Depot, and the loss of a material relationship with either of them would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

We form business relationships and strategic alliances with retailers and other lighting companies to market our products, generally under private or co-branded labels. In certain cases, such relationships are important to our introduction of new products and services, and we may not be able to successfully collaborate or achieve expected synergies with these retailers or lighting companies. We do not control these retailers or lighting companies and they may make decisions regarding their business undertakings with us that may be contrary to our interests, or may terminate their relationships with us altogether. In addition, if these retailers or lighting companies change their business strategies, for example due to business volume fluctuations, mergers and acquisitions and/or performance issues, fail to pay or terminate the relationship altogether, our business could be adversely affected.

For the year ended December 31, 2011, Osram Sylvania and The Home Depot accounted for 41% and 32% of our net sales, respectively. Our Master Supply Agreement with Osram Sylvania has an initial term that expires in April 2013 but may be terminated earlier by Osram Sylvania in certain instances, including upon a change of control or in the event of a default by us. Our contractual commitment with The Home Depot is also not long term in nature. Specifically, our Strategic Purchasing Agreement with The Home Depot has an initial term that expires in July 2013 but may be terminated earlier by The Home Depot for any reason upon 180 days written notice to us. The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may impact our sales volume to them. In addition, neither our Master Supply Agreement with Osram Sylvania nor our Strategic Purchasing Agreement with The Home Depot requires either party to purchase a minimum quantity of products from us, although we issued a Warrant to The Home Depot that included incentive-based vesting conditions through 2015 based on annual 20% increases in product purchases made under the Strategic Purchasing Agreement. Our sales are materially affected by fluctuations in the buying patterns of these customers and such fluctuations may result from general economic conditions or other factors. A loss of Osram Sylvania or The Home Depot as a customer or a significant decline in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

If we are unable to increase production capacity for our products in a cost effective and timely manner, we may incur delays in shipment and our revenue and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. We intend to expand our operations by increasing production at our manufacturing facility in Monterrey, Mexico, which may subject us to additional risks as we scale these operations. We also expect to rely more heavily on international contract manufacturers such as Jabil. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase production capacity in a cost effective and timely manner will depend on a number of factors, including the following:

•	our ability to continue to scale our manufacturing facility in Monterrey, Mexico;

•

our ability to sustain relationships with key contract manufacturers without disruption and the ability of contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly;

•	the ability of any future contract manufacturers to successfully implement our manufacturing processes;

•	the availability of critical components and subsystems used in the manufacture of our products;

•	our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures;

•	our ability to avoid labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreement; and

•	the occurrence of equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenue and operating margins and damage our reputation and our relationships with current and prospective customers. Conversely, due to the proportionately high fixed cost nature of our business (such as facility expansion costs), if demand does not increase at the rate forecasted, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely impact our business and results of operations.

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

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented group of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of those that currently supply us, may seek to compete with us by introducing more complete retrofit lamps or luminaires. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenue, gross margins and profitability and our future prospects for success, may be harmed.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, which may lead to volatility in our stock price.

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our revenue in each period may also vary significantly as a result of purchases, or lack thereof, by The Home Depot, Osram Sylvania or other significant customers. Because most of our operating and capital expenses are incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

On November 22, 2010, we entered into the Wells Fargo Facility, which has a term of three years and currently provides us with a maximum borrowing capacity of $50.0 million. On September 20, 2011, we entered into the Ares Letter of Credit Facility, which has a term of three years and provides us with a $25.0 million letter of credit issued in favor of Wells Fargo that is used in its entirety to support $25.0 million of the Wells Fargo Facility borrowing capacity. The Wells Fargo Facility borrowing base is comprised of (i) up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of pledged letters of credit provided by Ares Capital in favor of Wells Fargo under our Ares Letter of Credit Facility. As of December 31, 2011, the balance outstanding on the Wells Fargo Facility was $33.8 million and we had $14.4 million of additional borrowing capacity. Under the Wells Fargo Facility, we are required to pay certain fees to Wells Fargo, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans may be prepaid without penalty or premium, except that we are required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the Facility is terminated by us prior to the scheduled maturity date or by Wells Fargo during a default period. Under the Ares Letter of Credit Facility, we are required to pay certain fees to Ares Capital, including a fronting fee equal to 0.75% of the average daily undrawn face amount of the pledged letter of credit and a letter of credit fee of 10.0% of the average daily undrawn face amount of the pledged letter of credit. Borrowings under the Wells Fargo Facility and the Ares Letter of Credit Facility are secured by substantially all of our assets.

All of our existing and future domestic subsidiaries are required to guaranty our obligations and pledge their assets to secure the repayment of our obligations under the Wells Fargo Facility, on a first lien basis, and under the Ares Letter of Credit Facility, on a second lien basis. The Wells Fargo Facility contains customary covenants, which limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create liens on our assets;

•	enter into mergers or consolidations;

•	dispose of assets;

•	prepay indebtedness or make changes to our governing documents and certain of our agreements;

•	pay cash dividends or make other distributions on our capital stock, redeem or repurchase our capital stock;

•	make investments, including acquisitions; and

•	enter into transactions with affiliates.

We are also required to maintain a minimum of $5.0 million of qualified cash, minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing on the Wells Fargo Facility. The Wells Fargo Facility also contains customary events of default and affirmative covenants. The Ares Letter of Credit Facility contains similar covenants but we are not required to separately comply with such covenants so long as the pledged letter of credit remains undrawn.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Wells Fargo Facility and the Ares Letter of Credit Facility, or if we fail to comply with the requirements of our indebtedness, we could default under these facilities. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreements or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

Work disruptions resulting from the termination or expiration of our collective bargaining agreement or otherwise could result in increased operating costs and affect our operating performance.

Certain of our employees at our Mexico manufacturing facility are represented by a labor union with which we have a collective bargaining agreement. There can be no assurance that we will not experience labor disruptions such as work stoppages or other slowdowns by the affected workers at our Mexico facility. Any such work stoppage or slow-down could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Our products may contain defects that could reduce sales, result in costs associated with the recall of those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at the customer’s discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. We may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also adversely affect our results of operations and result in negative publicity, damage to our reputation and a loss of customer confidence in our products.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2011, we had filed 173 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 97 U.S. patents had been issued, 56 were pending approval and 20 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent applications may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

During the evaluation of disclosure controls and procedures for each of the years ended December 31, 2011, 2010 and 2009, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the observed material weaknesses result from our on-going transition from a small company with immature processes and inadequate staffing in our financial accounting and reporting functions to one that is growing rapidly and must now enhance our reporting and control standards to accommodate this growth.

Although we have not yet remediated all of the identified weaknesses, the following are among the key actions taken:

•	we engaged a specialist to assist in the valuation of complex derivative instruments;

•	we initiated procedures for reviewing the estimates and calculations of fair market value related to stock options; and

•

we replaced our legacy procurement and inventory management application with Microsoft Dynamics AX procurement and inventory management module, which has facilitated the flow of information between all business functions within the Company.

In addition, as a result of our implementation of an ERP system, we have made changes to processes and procedures that impact internal controls over financial reporting. We are continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Additional measures will be necessary to complete the remediation of the weaknesses identified in our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other weaknesses we identify. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional weaknesses. The steps we have taken, or may subsequently take, may not be sufficient to fully remediate the material weakness identified or ensure that our internal controls are effective. Complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. We may need to hire, at a material expense to us, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of the remediation of our material weakness or otherwise.

Certification and compliance are important to the sale and adoption of our lighting products, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 111 of the products that we were producing as of December 31, 2011. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenue, profits and margins.

We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenue, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

We assemble and manufacture certain of our products and our sales, results of operations and reputation could be materially adversely affected if there is a disruption at our assembly and manufacturing facilities.

Our assembly and manufacturing operations for our products are based in Satellite Beach, Florida and Monterrey, Mexico. The operation of these facilities involves many risks, including equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions. We could incur significant costs to maintain compliance with, or due to liabilities under, environmental laws and regulations, the violation of which could lead to significant fines and penalties. Although we carry business interruption insurance and third-party liability insurance to cover certain claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to assemble, manufacture or distribute our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

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

We utilize a contract manufacturer to manufacture certain of our products and any disruption in this relationship may cause us to fail to meet our customers’ demands and may damage our customer relationships and adversely affect our business.

Although we assemble and manufacture certain of our products, we currently depend on our contract manufacturer in Mexico to manufacture a portion of our products. This manufacturer provides the necessary facility and labor to manufacture these products, which are primarily high volume products and components that we intend to distribute to customers in North America. Our reliance on this contract manufacturer involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	risk of equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions;

•	lack of direct control over quality assurance and manufacturing yield; and

•	risk of loss of inventory while in transit.

If our current contract manufacturer or any other contract manufacturers we may engage in the future were to terminate its arrangement with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products, if their price materially exceeds the original expected cost of such products, our margins and results of operations would be adversely affected.

Furthermore, to qualify new contract manufacturers, familiarize them with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

We rely upon key members of our management team and other key personnel and a loss of key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued services of key members of our management team including James Haworth, Frederic Maxik and Greg Kaiser, as well as other key personnel. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. In particular, Frederic Maxik is critical to our research and development efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel and our efforts to obtain or retain such personnel may not be successful.

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

Changes in the mix of products we sell during a period could have an impact on our results of operations.

Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. As we expand our product offerings we expect to sell more retrofit lamps and luminaires into additional target markets. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. Given the potentially large size of purchase orders for our products, particularly in the infrastructure market, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. In addition, we spend substantial amounts of time and money on our efforts to educate our customers about the use and benefits of our products, including their technical and performance characteristics, and these investments may not produce any sales within expected time frames or at all.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our common stock has been thinly traded and an active trading market may not develop.

The trading volume of our common stock has historically been low, partially because we are not listed on an exchange and our common stock is only traded on the over-the-counter bulletin board (the “OTC Bulletin Board”). In addition, our public float has been further limited due to the fact that the vast majority of our outstanding common stock has historically been beneficially owned by affiliates of Pegasus Capital. Unless and until we initiate a public offering of our common stock or are approved for listing on a national exchange, a more active trading market for our common stock may not develop, or if developed, may not continue, and a holder of any of our securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

We are controlled by Pegasus Capital, whose interests in our business may be different from yours.

Affiliates of Pegasus Capital beneficially owned approximately 83.4% of our common stock as of April 5, 2012. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

If we applied and our shares were approved for listing on a national stock exchange, we intend to elect to be considered a “controlled company” which would exempt us from certain corporate governance requirements, including the requirement that a majority of our board of directors meet the specified standards of independence and the exemption from the requirement that we have a compensation and governance committee made up entirely of directors who meet such independence standards. Such independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Pegasus Capital may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Wells Fargo Facility restrict our ability to pay cash dividends and any future credit facilities and loan agreements may further restrict our ability to pay cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. We may issue shares of our common stock or other securities from time to time to raise capital to fund our operating expenses pursuant to the exercise of outstanding stock options or warrants or as consideration for future acquisitions and investments. If any such issuance, acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

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

Item 2. Properties.

Our principal administrative, sales and marketing and research and development operations, and certain of our assembly and manufacturing activities are located at our Satellite Beach, Florida headquarters. We also maintain a manufacturing facility in Monterrey, Mexico. Our European operations are based in Middelburg, The Netherlands, and we also maintain a sales office in Australia.

We currently occupy leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$74,700	February 2013

Melbourne, Florida	$31,800	January 2013

Monterrey, Mexico	$23,300	December 2014

Middelburg, The Netherlands	$2,800	December 2012

Castle Hill, Australia	$3,800	February 2013

Item 3. Legal Proceedings.

From time to time, we are a party to or threatened with various claims and legal proceedings that arise in the ordinary course of our business. While the ultimate result of these items cannot be predicted with certainty, we believe that our liability for damages, if any, arising from current claims or legal proceedings of which management is aware will not have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LSCG.OB.” Our common stock last traded at $1.05 on April 5, 2012, and there were approximately 326 stockholders of record of our common stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding common stock hold shares of record in broker “street names” for the benefit of individual investors. As of April 5, 2012, there were 206,919,141 shares of our common stock outstanding.

The following table provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by: (i) the pink sheets from January 1, 2010 through August 30, 2010 and (ii) the OTC Bulletin Board from August 31, 2010 through December 31, 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock
	HIGH	LOW

2011
Fourth Quarter	$2.77	$1.32
Third Quarter	$3.45	$2.28
Second Quarter	$4.22	$2.85
First Quarter	$5.39	$3.20
2010
Fourth Quarter	$3.70	$1.75
Third Quarter	$2.30	$1.18
Second Quarter	$2.50	$0.81
First Quarter	$1.05	$0.60

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

EQUITY COMPENSATION PLAN INFORMATION

Amended and Restated Equity-Based Compensation Plan

On July 6, 2005, our board of directors adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, our board of directors amended, restated and renamed the 2005 Plan as the Amended and Restated Equity Based Compensation Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the board of directors approved an amendment to the Equity Plan that, among other things, increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders meeting in May 2010. On February 10, 2011, the board of directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. This Equity Plan amendment was approved by our stockholders at our annual meeting on August 10, 2011.

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

2008 Employee Stock Purchase Plan

On December 23, 2008, our board of directors adopted the Lighting Science Group Corporation 2008 Employee Stock Purchase Program (the “2008 ESPP”). The purpose of the 2008 ESPP was to provide a means through which employees could purchase shares of common stock on an after-tax basis through payroll deductions. All our employees were eligible to participate and amounts credited to a participant’s account during each payroll period were automatically used to purchase a whole share based on the fair market value of the common stock on the date the shares are purchased. There was no limit on the number of shares that could be purchased under the 2008 ESPP. On February 10, 2011, in conjunction with the board of directors’ adoption of the Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (the “2011 ESPP”), the 2008 ESPP was amended, effective as of March 1, 2011, to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP.

2011 Employee Stock Purchase Plan

All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. The total number of shares of common stock that may be purchased by eligible employees under the 2011 ESPP is 2,000,000 shares, subject to adjustment. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by our stockholders at the annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide our employees with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount to the market value through voluntary systematic payroll deductions. For the initial offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of our common stock, but may not purchase more than 2,000 shares per year. The purchase price for each purchase period will be 85% of the fair market value of a share of our common stock on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020.

The following table sets forth information as of December 31, 2011, with respect to compensation plans under which shares of our common stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders - Equity Plan	13,067,849		$1.75		11,624,361

Equity Compensation Plans Approved by Security Holders - 2011 Employee Stock Purchase Plan	13,705	(1)	$2.04	(2)	1,986,295

Equity Compensation Plans Not Approved by Security Holders - 2008 Employee Stock Purchase Plan	14,505	(3)	$1.23	(4)	None	(5)

(1)	Represents shares of common stock issued pursuant to the 2011 ESPP.
(2)	Represents the average purchase price for shares issued pursuant to the 2011 ESPP.
(3)	Represents shares of common stock issued pursuant to the 2008 ESPP.
(4)	Represents the average purchase price for shares issued pursuant to the 2008 ESPP.
(5)	Effective as of March 1, 2011, the 2008 ESPP was amended to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP. Therefore, there are no shares of common stock that may be issued pursuant to the 2008 ESPP.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding all unregistered securities sold by us during the year ended December 31, 2011 that were not otherwise disclosed by us during the year on Form 10-Q or a Form 8-K. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On January 3, 2011, we issued 286,365 shares of common stock to our non-employee directors in settlement of directors’ fees of $945,000 for 2011.

During 2011, we issued 13,705 shares of our common stock to certain employees under the 2011 ESPP at prices ranging from $1.62 to $2.32 per share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

During 2011, we issued 350 shares of our common stock to certain employees under the 2008 ESPP at $4.13 per share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Selected Historical Consolidated Financial Data.

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. Our historical results are not necessarily indicative of the results to be expected in any future period.

Our business today is the result of the combination of the products, intellectual property and businesses of four LED lighting companies, namely: (i) Lighting Science Group; (ii) LED Effects, which was acquired in October 2007; (iii) LSGBV, formerly known as Lighting Partner B.V., which was acquired in April 2008; and (iv) Lamina Lighting, Inc. (“Lamina”), which was acquired in July 2008. On October 4, 2007, we entered into an Exchange and Contribution Agreement (the “Contribution Agreement”) with LED Holdings, a private holding company that was formed in June 2007 for the purpose of acquiring 100% of the assets of LED Effects on June 14, 2007. Pursuant to the Contribution Agreement, we: (i) acquired substantially all of the assets of LED Holdings and (ii) issued in exchange for these assets 2,000,000 shares of our Series B Preferred Stock and 15,928,734 shares of our common stock to LED Holdings (collectively, the “Acquisition”). As a result of the Acquisition and, specifically, LED Holdings’ acquisition of approximately a 70% participating interest and an 80% voting interest in the company, we became a majority-owned subsidiary of LED Holdings as of October 4, 2007.

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

	Lighting Science Group Corporation and Subsidiaries					LED Effects Inc. and
	For the Years Ended December 31,				From June 14, 2007 thru	Subsidiary from January 1, 2007 thru
	2011	2010	2009	2008	December 31, 2007	June 13, 2007
Consolidated Statements of Operations Data:
Revenue	$108,981,588	$53,169,013	$31,376,816	$20,758,593	$4,616,111	$3,675,132
Cost of goods sold	129,187,145	59,021,851	28,880,949	21,206,703	3,526,750	2,606,445

Gross margin	(20,205,557)	(5,852,838)	2,495,861	(448,110)	1,089,361	1,068,687

Operating expenses:
Sales and marketing	18,897,241	11,107,379	7,200,323	5,847,833	962,597	107,708
Operations	14,199,162	4,834,592	6,243,968	6,008,872	2,396,355	127,574
Research and development	10,670,455	10,246,511	4,395,320	3,259,188	—	—
General and administrative	19,721,022	17,753,656	20,753,513	23,224,561	2,875,076	330,269
Write-off of deferred offering costs	1,269,318	—	—	—	—	—
Restructuring expenses	598,037	1,101,992	1,111,189	—	—	—
Impairment of goodwill and other long-lived assets	4,121,349	11,548,650	—	53,110,133	—	—
Depreciation and amortization	4,895,742	2,867,866	5,327,033	4,354,028	669,861	6,691

Total operating expenses	74,372,326	59,460,646	45,031,346	95,804,415	6,903,889	572,242

Loss from operations	(94,577,883)	(65,313,484)	(42,535,479)	(96,252,725)	(5,814,528)	496,445

Total other income (expense)	4,143,315	(230,948,562)	(6,014,450)	(918,238)	915,461	(34,406)

Loss before income tax expense (benefit)	(90,434,568)	(296,262,046)	(48,549,929)	(97,170,963)	(4,899,067)	462,039

Income tax expense (benefit)	—	(1,123,107)	(413,002)	(2,207,507)	—	172,244

Loss before minority interest in subsidiary	(90,434,568)	(295,138,939)	(48,136,927)	(94,963,456)	(4,899,067)	289,795

Minority interest in subsidiary	—	—	—	—	(3,902)	(2,583)

Net loss	(90,434,568)	(295,138,939)	(48,136,927)	(94,963,456)	(4,902,969)	287,212

Dividend requirements
6% return on Series B Preferred Stock	—	784,142	1,217,642	—	—	—
8% return on Series C Preferred Stock	—	213,610	266,400	—	—	—

Net loss attributable to common stock	$(90,434,568)	$(296,136,691)	$(49,620,969)	$(94,963,456)	$(4,902,969)	$287,212

Basic and diluted net loss per weighted average common share	$(0.48)	$(6.69)	$(1.69)	$(3.55)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	189,671,299	44,274,077	29,352,585	26,781,431	17,419,959

Net loss	$(90,434,568)	$(295,138,939)	$(48,136,927)	$(94,963,456)	$(4,902,969)	$287,212

Foreign currency translation gain (loss)	(89,486)	(912,296)	(849,695)	(1,886,544)	10,281	(82,135)

Comprehensive loss	$(90,524,054)	$(296,051,235)	$(48,986,622)	$(96,850,000)	$(4,892,688)	$205,077

	As of December 31,
Consolidated Balance Sheet Data:	2011	2010	2009	2008	2007
Cash and cash equivalents	3,071,673	14,489,700	267,048	254,538	11,399,429
Working capital (1)	18,284,652	11,178,922	(54,703,745)	(14,869,035)	11,732,984
Total assets	114,650,508	72,493,363	38,468,814	49,553,267	73,586,251
Total liabilities	102,066,009	47,811,852	72,132,669	38,298,878	7,033,103
6% convertible preferred stock	—	—	585,549	459,532	364,895
Total stockholders’ equity (deficit)	12,584,499	24,681,511	(34,249,404)	10,794,857	66,188,253

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. of this Form 10-K.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced substantial sales growth during the year ended December 31, 2011, as a result of the expansion of relationships with several key customers and our launch of multiple new products within each of our product families. Retrofit lamp sales, in particular, have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has generally become more widespread, though we believe it still remains in its early stages. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses.

	For the Years Ended December 31,
	2011	2010	2009

Revenue (net of $2.5 million of noncash sales incentive for THD warrant for the year ended December 31, 2011)	$108,981,588	$53,169,013	$31,376,816
Cost of goods sold (includes inventory valuation allowance of $20.5 million and reserve for losses on purchase commitments of $8.5 million for the year ended December 31, 2011, due to restructuring)	129,187,145	59,021,851	28,880,949

Gross margin (deficit)	$(20,205,557)	$(5,852,838)	$2,495,867

GAAP Gross margin percentage	-18.5%	-11.0%	8.0%

While revenues increased substantially, our gross margin was adversely impacted by an inventory valuation allowance of $20.5 million and a provision for expected losses on non-cancellable purchase commitments of $8.5 million for the year ended December 31, 2011. These provisions were the result of modifications to our business strategy following changes in our management team in the third quarter of 2011. We considered a number of factors in estimating the required inventory provision, including: (i) changes in market conditions from increased competition, (ii) our strategic focus on core products to meet the demands of key customers, (iii) the desire to focus the business on newer products with lower cost technologies and (iv) updated demand forecasts and greater visibility into production planning as a result of the implementation of our ERP system in July 2011. In addition, we initiated restructuring plans in September 2011 that were designed to further increase efficiencies across the organization and lower the overall cost structure, including a reduction in full time headcount in the United States, which was completed in October 2011. For the year ended December 31, 2011, we incurred $522,000 of costs as a result of severance and termination benefits and a $76,000 write-down of tooling, production and test equipment.

Our gross margin for the year ended December 31, 2011 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, effective July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,000,000 shares of our common stock at an exercise price of $2.00 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from us. Our revenue for the year ended December 31, 2011 was reduced by a non-cash charge of $2.5 million, which represents the fair-value of the portion of the THD Warrant that vested in June 2011. Excluding the impact of this non-cash charge, our revenue would be $2.5 million higher, or $111.5 million, for the year ended December 31, 2011 as compared to the $109.0 million reported.

Excluding the impact of the inventory valuation allowance and the provision for losses on purchase commitments, our cost of goods sold would be $100.1 million (or a gross margin of 10.2%) for the year ended December 31, 2011 compared to $56.3 million (or a negative gross margin of 5.9%) for the year ended December 31, 2010, respectively.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe each of these measures provide meaningful insight into our business and useful information with respect to the results of our business. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

Following several acquisitions in 2007 and 2008, we continued our efforts to effectively manage, consolidate and restructure our operating expenses in 2009, 2010 and 2011. As discussed previously, the presentation below of adjusted gross margin includes an inventory valuation allowance of $20.5 million and a provision for expected losses on non-cancellable purchase commitments of $8.5 million for the year ended December 31, 2011. Although the inventory valuation allowance is reviewed and adjusted every year, the allowance for 2011 reflects a significant increase over prior periods due to modifications to our business strategy following changes in our management team in the third quarter of 2011, as discussed above. We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our continuing products to customers and is a measurement of our business performance used by management. Excluding unusual, one time or non-cash expenses for the write-off of deferred offering costs, stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses increased by 50.3% for the year ended December 31, 2011 while revenue increased 109.6% excluding the $2.5 million non-cash sales incentive compared to the year ended December 31, 2010. Total operating expenses, represented 52.8% of revenue for the year ended December 31, 2011 as compared to 73.7% and 110.5% of adjusted revenue for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, the increase in non-GAAP adjusted operating expense as a percentage of revenue was due primarily to the $7.8 million increase in sales and marketing expense from the continued expansion of our sales and marketing division as we built our enterprise and national accounts sales teams, including a $1.9 million increase in new product promotions, and a $9.4 million increase in operations expense due to the addition and continued expansion of our now fully-operational Mexico facility.

	For the Years Ended December 31,
	2011	2010	2009

Revenue	$108,981,588	$53,169,013	$31,376,816
Add back:
Noncash sales incentives for THD Warrant	2,480,900	—	—

Adjusted revenue	111,462,488	53,169,013	31,376,816

Cost of goods sold	129,187,145	59,021,851	28,880,949
Deduct:
Provision for inventory valuation allowance and reserve for losses on purchase commitments	29,086,543	2,691,787	4,451,541

Adjusted cost of goods sold	100,100,602	56,330,064	24,429,408

Adjusted gross margin (deficit)	$11,361,886	$(3,161,051)	$6,947,408

Non-GAAP adjusted gross margin percentage	10.2%	-5.9%	22.1%

Total operating expenses	74,372,326	59,460,646	45,031,346
Deduct:
Write-off of deferred offering costs	(1,269,318)	—	—
Issuance of common stock for directors compensation	(945,001)	(930,202)	(560,000)
Non-cash stock option and restricted stock compensation expense	(3,675,353)	(3,837,757)	(3,376,382)
Restructuring expenses	(598,037)	(1,101,992)	(1,111,189)
Impairment of goodwill and other long-lived assets	(4,121,349)	(11,548,650)	—
Depreciation and amortization	(4,895,742)	(2,867,866)	(5,327,033)

Total adjusted operating expenses, excluding write-off of deferred offering costs, stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets and depreciation and amortization	58,867,526	39,174,179	34,656,742

GAAP operating expenses as a percentage of adjusted revenue	66.7%	111.8%	143.5%

Non-GAAP adjusted operating expenses as a percentage of adjusted revenue	52.8%	73.7%	110.5%

Our performance for the year ended December 31, 2011 reflects the first full year of results of the strategic plan upon which we continue to execute. The remaining phases of this plan include initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we meet growing demand for our products and (iv) increasing brand awareness and product promotion.

One aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We launched approximately 50 new products during 2010 and an additional 105 new products in 2011, including a new generation of LED retrofit lamps and luminaires. Additionally, we have continued to increase our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting such as in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing new, higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A second aspect of our strategic plan entails capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers (“OEMs”), for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The third aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010 and 2011. While our non-GAAP adjusted gross margin percentage improved to a positive 10.5% for the year ended December 31, 2011 as compared to a negative gross margin percentage of 5.9% for the year ended December 31, 2010, we anticipate additional near-term improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through increased sourcing from suppliers closer to our production sites, the continued implementation of our ERP system, increased production at our lower cost production facility in Monterrey, Mexico and the expansion of low-cost production capacity in Mexico through Jabil, our contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

The fourth element of our strategic plan is to increase brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotion by our key customers.

LED LIGHTING INDUSTRY TRENDS

There are a number of industry factors that affect our business and results of operations including, among others:

•

Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, its adoption has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

•

External legislation and subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity. While this trend is generally positive for us, there have been some political efforts in the United States to change or limit the effectiveness of these regulations.

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

RECENT EVENTS

From January 1, 2012 through April 13, 2012, we issued an aggregate of 12,250 of our Series G Units, each such unit consisting of (i) one share of our Series G Preferred Stock and (ii) 83 shares of our common stock, for aggregate proceeds of $12.3 million.

Of the 46,358 Series G Units issued through April 13, 2012, we issued 5,000 of our Series G Units to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Units, LSGC Holdings, our largest stockholder and an affiliate of Pegasus Capital, agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings may be obligated to redeem the preferred membership interests if we (i) incur aggregate indebtedness that exceeds (a) the indebtedness permitted under our working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issue outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate. On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap.

Through April 13, 2012, 15,650 and 12,958 Series G Units have been issued to PCA Holdings and Holdings II, respectively, each an affiliate of Pegasus Capital, for total proceeds of $15.7 million and $13.0 million, respectively, and 4,500 Series G Units have been issued to Leon Wagner, a member of our board of directors, for total proceeds of $4.5 million.

On February 24, 2012, we also entered into Amendment No. 5 to our Wells Fargo Facility, and increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each fiscal month from $750,000 to (A) $860,000 for the fiscal month ended December 31, 2011, (B) $1.4 million for the period from January 1, 2012 through March 31, 2012, (C) $1.5 million for the period from April 1, 2012 through September 30, 2012, and (D) $1.8 million for October 1, 2012 and for each fiscal month thereafter. Further, Wells Fargo may, in good faith and in the exercise of its reasonable business judgment, agree to amend the maximum amount of authorized advances or payments to LSG Mexico. This amendment also provides us with borrowing base eligibility for additional accounts receivable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and consolidated results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Our actual results may differ from these estimates. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur, additional information is obtained and our operating environment changes. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. We use a standard costing methodology, which approximates actual cost on a weighted average basis to value our inventories and we review our standard costs of raw materials, work-in-process and finished goods inventory quarterly. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each quarter. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal

In September 2011, as a result of changes in our business strategy following changes in our management, we began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. During the third quarter of 2011 and as part of our restructuring plan, we recorded a $20.5 million inventory valuation allowance and a $8.5 million provision for losses on non-cancellable purchase commitments both of which increased our cost of goods sold. We considered a number of factors in estimating the required inventory allowances, including (i) changes in market conditions including increased competition, (ii) strategic focus on core products to meet the demands of key customers, (iii) the desire to focus the business on newer products with lower cost technologies and (iv) updated demand forecasts and greater visibility into production planning as a result of the implementation of our ERP system in July 2011. In the event we were to further implement additional restructuring plans that impact our portfolio of products held for sale, then further adjustments to the allowance for excess and obsolete inventory may be necessary.

Significant changes in our strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a quarterly basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. A significant amount of judgment is involved in determining if a change in the assumptions used in determining the value of our inventory has occurred. One of the key assumptions in determining whether our inventory is considered excess and obsolete is the expected demand of our finished goods inventory, including consumption of raw materials and work in process to meet our demand forecasts. We generally determine our product demand forecast, considering factors such as backlog, recent sales and order experience and expectations of future demand based on our planning and forecasting with our key customers. Based on the early stage and acceptance of LED retrofit lamps and luminaries, limited historical sales and orders information, and the overall uncertainty as to the timing of adoption of the LED lighting technologies, there is significant uncertainty regarding our estimate of product demand. Given the significance of inventory to our business, including ensuring we have sufficient quantities on-hand to meet customer demand and the overall risk of excess and obsolete inventory, we performed sensitivity analyses on our key assumptions used to determine the provision for excess and obsolete inventory. In general, a ten percent decrease in our overall product demand forecast would result in a corresponding increase in our required provision for excess and obsolete inventory of approximately $1.5 million.

On a quarterly basis, we also consider the need to record a lower of cost or market adjustment for our raw materials and finished goods inventory. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods. The write-down of inventory to the lower of cost or market creates a new cost basis that cannot be marked up even if there are subsequent changes in the underlying facts and circumstances.

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

The internal forecasts used in our 2011 testing analysis were based on the expected impact of our continued sales channel expansion, roll-out of our new LED lighting product lines for which increasing demand is expected based on relevant third-party industry studies and the anticipated improvement in our gross and operating margins as we gain efficiencies with volume and supply chain optimization including the impact of our low-cost manufacturing strategy. Should the global demand for LED lighting products be slower to develop, or if we are unable to successfully execute our strategic initiatives with respect to our target markets and profitability improvements, our actual operating results could be materially different than our internal forecasts.

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

Product Revenue. Product revenue is derived primarily from the sale of an extensive and growing range of LED-based retrofit lamps and luminaires for specific indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. We also sell LED light engines for integration into finished lighting products.

Our product revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on ongoing improvements in LED lighting performance as well as reductions in LED lighting cost. Accordingly, our ability to consistently introduce market leading products, in terms of both performance and cost per lumen, will impact our revenue growth through accelerating the use of LEDs as a replacement for existing lighting technologies as well as by increasing our share of the market. One factor that impacts the cost per lumen of our products is their selling prices. We expect our selling prices to generally decline over time and anticipate that these declines will be offset by increasing sales volume of our products. Our product revenue is also impacted by our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain OEM and retailer customers, specifically Osram Sylvania and The Home Depot, which provide us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue. Osram Sylvania and The Home Depot, accounted for 41% and 32% of our total revenue for the year ended December 31, 2011, respectively, and we expect revenue from each of these customers to increase, both in absolute dollars and as a percentage of total revenues, as we further expand the number of our products that we sell to them. The success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products is also critical to our business. As we continue to hire more sales and marketing professionals, we expect to increase the frequency and impact of our activities with potential customers.

Custom Lighting Solutions Revenue. Custom lighting solutions revenue is derived from contracted lighting projects for the production of tailored lighting effects for architects, lighting designers and research. Revenue from custom lighting projects varies from period-to-period depending on the number of active projects and the timing of the progress made on each project. Custom lighting solutions revenue has decreased as a percentage of revenue as we have increased our focus on our retrofit lamps and luminaires and we expect this trend to continue.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the cost of raw materials such as purchased components, including packaged LEDs and subsystems used in the manufacture and assembly of our products as well as the cost of related inbound freight, manufacturing labor, production overhead and warranty costs. We also include provisions for excess and obsolete inventory in our cost of goods sold. In addition, the cost of the services provided by our contract manufacturing partners is included in cost of goods sold.

Raw materials represent the largest portion of our cost of goods sold and increase in conjunction with revenue growth. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our revenue. In periods of rapidly increasing demand, however, we may incur higher costs to ensure adequate supply and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific parts as well as the greater the distance is between our production sites and such suppliers. We also may incur higher costs to the extent our supply chain management and production processes result in larger physical inventory variances or lower yields. Our manufacturing labor costs also increase in conjunction with revenue growth. A key factor impacting our manufacturing labor costs is the location of our production, as hourly wages at our Mexico site and at our contract manufacturer in Mexico are significantly lower than those at our Satellite Beach site. Our ability to accurately forecast product demand and manage the procurement and availability of our raw materials inventory also impacts our manufacturing labor cost by: (i) reducing idle time for workers awaiting missing components and (ii) mitigating the need for costly overtime labor to make up for lost worker time. Our raw materials and manufacturing labor costs are also dependent on our ability to reduce the component count and cost as well as manufacturing complexity of our products through innovative designs. The cost of production overhead generally declines on a per unit basis with an increase in throughput at our facilities through better execution and higher volumes of production. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability.

While we expect our cost of goods sold to increase in absolute terms as our revenue increases and we expand the scale of our operations, we anticipate it to decline as a percentage of revenue leading to higher gross margin. Key factors driving this planned gross margin improvement include the continued impact of greater purchasing scale, the migration of production to lower cost sites, the qualification of additional suppliers closer to our production sites and improvements in our forecasting, supply chain management and the ability to redesign products to remove or reduce components or utilize lower cost alternative materials. We expect to achieve these improvements in our forecasting and supply chain management through closer collaboration with our customers, the continued enhancement of our ERP system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, travel and other out-of-pocket expenses for marketing programs such as trade shows and industry conferences, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in sales and marketing expenses. We intend to aggressively market our expanding product portfolio and build additional and deepen existing relationships with strategic partners, distributors and independent sales agents on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars though we believe they will decrease as a percentage of revenue as these initiatives achieve their anticipated result.

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

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses for employees engaged in the development of new products, the enhancement of existing products and research into new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. Research and development expenses also include costs of lab materials and prototypes related to these activities and allocated facilities and other related overhead costs. We expense all of our research and development costs as they are incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable. We expect research and development expenses to continue to increase in absolute dollars as we invest further in the development of our product portfolio and technology though we believe they will decrease as a percentage of revenue over time.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses for employees involved in executive, finance, human resource and information technology functions, as well as fees for professional services, public company costs and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent litigation, are inherently hard to predict and may vary materially from period to period. We expect to incur higher general and administrative expenses as we hire additional personnel and enhance our infrastructure to support the anticipated growth of our business though we believe they will decrease as a percentage of revenue over time.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Year ended December 31, 2011 compared to year ended December 31, 2010

	Years Ended December 31,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010
Revenue (net of non-cash sales incentives of $2.5 million for 2011)	$108,981,588	$53,169,013	55,812,575	105.0%	100.0%	100.0%
Cost of goods sold	129,187,145	59,021,851	70,165,294	118.9%	118.5%	111.0%
Sales and marketing	18,897,241	11,107,379	7,789,862	70.1%	17.3%	20.9%
Operations	14,199,162	4,834,592	9,364,570	193.7%	13.0%	9.1%
Research and development	10,670,455	10,246,511	423,944	4.1%	9.8%	19.3%
General and administrative	19,721,022	17,753,656	1,967,366	11.1%	18.1%	33.4%
Write-off of deferred offering costs	1,269,318	—	1,269,318	*	1.2%	0.0%
Restructuring expenses	598,037	1,101,992	(503,955)	-45.7%	0.5%	2.1%
Impairment of goodwill and other long-lived assets	4,121,349	11,548,650	(7,427,301)	*	3.8%	21.7%
Depreciation and amortization	4,895,742	2,867,866	2,027,876	70.7%	4.5%	5.4%
Interest income	153,539	3,450	150,089	*	0.1%	0.0%
Interest expense, including related party	(2,059,588)	(3,501,056)	(1,441,468)	-41.2%	-1.9%	-6.6%
Increase in fair value of liabilities under derivative contracts	—	(150,557,529)	(150,557,529)	*	0.0%	-283.2%
Dividends on preferred stock	(237,824)	(3,534,795)	(3,296,971)	*	-0.2%	-6.6%
Accretion of preferred stock	(239,408)	(73,077,280)	(72,837,872)	*	-0.2%	-137.4%
Other income (expense), net	6,526,596	(281,352)	6,807,948	*	6.0%	-0.5%
Income tax benefit	—	(1,123,107)	1,123,107	*	0.0%	-2.1%

Net loss	$(90,434,568)	$(295,138,939)	204,704,371	-69.4%	-83.0%	-555.1%

*	Variance is not meaningful.

Revenue

Revenue increased $55.8 million, or 105.0%, to $109.0 million for the year ended December 31, 2011 from $53.2 million for the year ended December 31, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the years ended December 31, 2011 and 2010, the expansion of relationships with key customers for retrofit lamps, including Osram Sylvania, The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $2.5 million for the year ended December 31, 2011, which represented the fair-value of the portion of the THD Warrant that vested on June 20, 2011. Excluding the impact of this non-cash charge, our revenue was $111.5 million for the year ended December 31, 2011, an increase of $58.3 million or 109.6% as compared to the year ended December 31, 2010. See our reconciliation of non-GAAP financial measurements under “Overview — Non-GAAP Financial Measures” on page 22.

Cost of goods sold

Cost of goods sold increased $70.2 million, or 118.9%, to $129.2 million for the year ended December 31, 2011 from $59.0 million for the year ended December 31, 2010. The increase in cost of goods sold was primarily due to a $20.5 million inventory valuation allowance and an $8.5 million provision for expected losses on non-cancellable purchase commitments primarily due to modifications to our business strategy following changes in our management team. Excluding the impact of these additional provisions, our cost of goods sold was $100.1 million for the year ended December 31, 2011, an increase of $43.8 million or 77.7% over the year ended December 31, 2010 compared to a 105.0% increase in revenue (109.6% excluding the non-cash charge for the THD Warrant).

Cost of goods sold as a percentage of revenue increased for the year ended December 31, 2011 to 118.5% (or a negative gross margin of 18.5%) as compared to 111.0% (or a negative gross margin of 11.0%) for the year ended December 31, 2010. Our gross margin for the year ended December 31, 2011 was also negatively impacted by a non-cash charge related to the THD Warrant that reduced our revenue by $2.5 million and the allowance for excess and obsolete inventory and provision for expected losses on non-cancellable purchase commitments. Excluding the impact of these provisions, our non-GAAP adjusted gross margin percentage was 10.2% for the year ended December 31, 2011. See our reconciliation of non-GAAP financial measurements under “Overview — Non-GAAP Financial Measures” on page 22.

Excluding the impact of the additional reserves, cost of goods sold decreased as a percentage of revenue primarily due to lower materials and overhead costs as a result of increased scale, decreased labor costs associated with the transition of volume to our production facility in Mexico and our lower cost contract manufacturing partner, improved efficiencies in our supply chain and efforts to remove and reduce costs in our products. In particular, we reduced expediting costs during the year ended December 31, 2011 as a result of increased purchases from suppliers closer to our production sites as well as increased awareness of our production needs for recently introduced products. For the year ended December 31, 2011, freight-in was $6.9 million, or 6.3% of revenue, compared to $5.9 million, or 11.1% of revenue, for the year ended December 31, 2010. Gross margin in 2011 also was negatively impacted by the initial production of new products such as security and disc lights and certain products we consider loss leaders, but which generate market demand and secure shelf space.

Sales and marketing

Sales and marketing expenses increased $7.8 million, or 70.1%, to $18.9 million for the year ended December 31, 2011 from $11.1 million for the year ended December 31, 2010, but decreased as a percentage of revenue to 17.3% for the year ended December 31, 2011 from 20.9% for the year ended December 31, 2010. The increase in sales and marketing expenses was primarily due to a $3.2 million increase in personnel related expenses resulting from the continued expansion of our sales and marketing group as we continued to build our enterprise and national accounts sales teams, a $1.8 million increase in advertising and promotion expense related to the introduction of new products, a $818,000 increase in third party consulting costs for public relations, a $564,000 increase in freight not billed to customers, $515,000 in commission expense associated with the increase in our revenue and a $473,000 increase in travel related expenses.

Operations

Operations expenses increased $9.4 million, or 193.7%, to $14.2 million for the year ended December 31, 2011 from $4.8 million for the year ended December 31, 2010, and increased as a percentage of revenue to 13.0% for the year ended December 31, 2011 from 9.1% for the year ended December 31, 2010. The increase in operations expense was primarily due to the expansion of our operations in Satellite Beach, Florida during the second and third quarters of 2010 and the addition of our Mexico facility in the fourth quarter of 2010, resulting in a full year of expense in 2011 for our expanded presence in both Satellite Beach and Mexico. Specifically, personnel related expenses increased $4.6 million, overhead costs increased $1.5 million, logistics expenses increased $1.1 million as we added a distribution facility in Texas, materials and supplies increased $813,000, travel related costs increased $639,000 due to additional travel to the fully operational Mexico facility and consulting expenses increased $339,000 due to the expansion of our operations workforce with temporary employees.

Research and development

Research and development expenses increased $424,000, or 4.1%, to $10.7 million for the year ended December 31, 2011 from $10.2 million for the year ended December 31, 2010, but decreased as a percentage of revenue to 9.8% for the year ended December 31, 2011 from 19.3% for the year ended December 31, 2010. The increase in research and development expenses was primarily due to a $779,000 increase in personnel related expenses as we expanded our product development efforts, a $477,000 increase in materials, supplies and tooling and a $343,000 increase in certifications and standards costs due to the increase in the number of ENERGY STAR® and other certifications sought for our products. The increase in research and development expense was partially offset by a $980,000 decrease in prototyping costs and a $429,000 decrease in consulting expenses related to the reduction in temporary employees as we expanded our full time research and development personnel.

General and administrative

General and administrative expenses increased $2.0 million, or 11.1%, to $19.7 million for the year ended December 31, 2011 from $17.8 million for the year ended December 31, 2010, but decreased as a percentage of revenue to 18.1% for the year ended December 31, 2011 from 33.4% for the year ended December 31, 2010. The increase in general and administrative expenses was primarily due to a $1.7 million increase in bad debt expense, of which $811,000 was related to a settlement reached with one customer in August 2011 and the balance was due to the increase in our accounts receivable, a $757,000 increase in personnel related expenses due to our continued growth, a $824,000 increase in facility rent expense due to the expansion of our Florida headquarters and a $307,000 increase in recruiting fees. These increases were partially offset by a $500,000 decrease in management fees paid to Pegasus Capital, a $550,000 decrease in consulting fees and a $319,000 decrease in travel related expenses.

Write-off of deferred offering costs

We capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering initially. With the extended postponement of the proposed offering, we expensed these capitalized costs to the statement of operations during the year ended December 31, 2011.

Restructuring expenses

Restructuring expenses decreased $504,000, or 45.7%, to $598,000 for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010. Restructuring expenses for the year ended December 31, 2011 consisted of $522,000 of severance and termination benefits related to a headcount reduction and $76,000 for the write-down of tooling, production and test equipment. Restructuring expenses for the year ended December 31, 2010 consisted of $1.7 million in severance and termination benefits and accrued rent costs related to the closing of our California office and restructuring of our Netherlands office in the fourth quarter of 2010. These expenses were partially offset by a $601,000 gain on the exit of our Japanese operations in July 2010.

Impairment of goodwill and other long-lived assets

As of September 30, 2011, we performed our annual impairment analysis to determine whether goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors, cash flow projections and other factors we believed relevant. The result of this valuation was that an impairment was necessary for the goodwill and intangible assets related to the previous acquisition of LED Effects in 2007. We also performed an impairment analysis of the intangible assets related to Lamina as of December 31, 2011 due to the continued decline in sales of products related to this 2008 acquisition. As a result of this analysis, we determined that the Lamina intangible assets were materially impaired. These impairments resulted in a write-down of the goodwill and other intangible assets. The following table summarizes the total impairment charges recorded in 2011:

Goodwill arising on the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335
Trademarks acquired on the acquisition of Lamina	590,782
Customer relationships acquired on the acquisition of Lamina	651,750

Total impairment charge	$4,121,349

Due to on-going negative cash flows and other factors at our Netherlands operations, we performed an impairment analysis of the assets of LSGBV to determine whether any goodwill or other intangible assets were impaired as of June 30, 2010. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we deemed relevant. As a result of this analysis, we determined that the LSGBV assets were materially impaired in 2010. These impairments resulted in new fair values for the associated goodwill and other intangible assets.

We also performed an impairment analysis of the intangible assets related to LED Effects as of December 31, 2010 due to the greater than anticipated headcount reductions associated with the closing of our California based operations and the relocation of certain of its personnel and operations to our Satellite Beach headquarters. As a result of this analysis, we determined that the LED Effects intangible assets were materially impaired. The following table summarizes the total impairment charge recorded in 2010:

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

Depreciation and amortization

Depreciation and amortization expense increased $2.0 million, or 70.7%, to $4.9 million for the year ended December 31, 2011 from $2.9 million for the year ended December 31, 2010, but decreased as a percentage of revenue to 4.5% for the year ended December 31, 2011 from 5.4% for the year ended December 31, 2010. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and research and development machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $776,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2010.

Interest income

Interest income increased $150,000 for the year ended December 31, 2011 to $154,000 from $3,000 for the year ended December 31, 2010. For the year ended December 31, 2011, interest income was primarily due to interest earned on the insurance proceeds from the key-man life insurance policy on Zach Gibler, our former Chairman and Chief Executive Officer. For the year ended December 31, 2010, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest expense, including related party

Interest expense, including related party interest, decreased $1.4 million, or 41.2%, to $2.1 million for the year ended December 31, 2011 from $3.5 million for the year ended December 31, 2010. This decrease was due primarily to the conversion of the principal and interest amounts underlying the convertible notes payable to Pegasus IV and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our line of credit with the Bank of Montreal (“BMO”), in April 2010, which resulted in smaller debt balances during the year ended December 31, 2011 in comparison to the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 consisted primarily of $1.1 million of interest and fees related to the Wells Fargo Facility, which we entered into in November 2010; $796,000 of interest related to the Ares Letter of Credit Facility, dated as of September 20, 2011, with Ares Capital; $69,000 of interest expense related to the debt facilities of LSGBV and $43,000 of interest on an advance from Holdings II on Mr. Gibler’s life insurance policy. Interest expense for the year ended December 31, 2010 consisted primarily of $1.0 million of prepaid financing fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010, $955,000 of interest expense on the convertible notes payable to Pegasus IV and Philips; $906,000 of guaranty fees payable to Pegasus IV related to its guaranty of the BMO line of credit, which we terminated in October 2010; $367,000 of interest expense related to the BMO line of credit; $133,000 of interest expense related to LSGBV’s debt facilities and $53,000 of interest and fees related to the Wells Fargo Facility. Prepaid financing fees were previously amortized over the life of the Series D and Series E Preferred Stock, but we fully expensed such fees as of September 30, 2010 due to the conversion of the Series E Preferred Stock to common stock and the reduction in the expected life of the Series D Preferred Stock due to the then-expected amendment to the terms of the Series D Preferred Stock.

(Increase) decrease in fair value of liabilities under derivative contracts

Prior to the recapitalization, which consisted of, among other things, the conversion of our Series D Units (which consisted of shares of our Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) and the warrants issued in conjunction with the Series D Preferred Stock (the” Series D Warrants”)) into shares of common stock and an amended Series D Warrant and the exchange of our Series E Units (which consisted of shares of our Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) and the warrant issued in conjunction with the Series E Preferred Stock (the” Series E Warrant”)) for common stock, the Series D Warrants and Series E Warrant were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the Series D Warrants increased by $155.5 million from March 3, 2010, the initial issuance date of the Series D Units, through December 22, 2010, the date of conversion of the Series D Units, primarily due to an increase in the price of our common stock during this period. The fair value of the Series E Warrant decreased by $5.0 million from June 23, 2010, the issuance date of the Series E Units, through September 30, 2010, the date of exchange of the Series E Units, primarily due to a decrease in the price of our common stock during this period.

Dividends on preferred stock

Dividends on preferred stock decreased $3.3 million for the year ended December 31, 2011 to $238,000 from $3.5 million for the year ended December 31, 2010. For the year ended December 31, 2011, $238,000 of dividends was accrued on the Series G Preferred Stock, which is classified as a liability, underlying the Series G Units initially issued in November 2011. For the year ended December 31, 2010, $3.5 million of dividends were accrued on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010.

Accretion of preferred stock

Accretion of preferred stock decreased $72.8 million for the year ended December 31, 2011 to $239,000 from $73.1 million for the year ended December 31, 2010. For the year ended December 31, 2011, $239,000 of accretion expense was incurred on the Series G Preferred Stock, which is classified as a liability, underlying the Series G Units. For the year ended December 31, 2010, $73.0 million of accretion expense was incurred on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010. The dividends on the preferred stock were being accreted over the life of the Series D and Series E Preferred Stock, but were fully expensed upon the conversion of the Series D Preferred Stock underlying the Series D Units and the exchange of the Series E Preferred Stock underlying the Series E Units into shares of our common stock in December and September 2010, respectively, in conjunction with the Recapitalization Agreement. For the year ended December 31, 2010, $44,000 of accretion expense was also incurred on our 6% Convertible Preferred Stock.

Other income (expense), net

Other income (expense), net increased $6.8 million for the year ended December 31, 2011 to other income of $6.5 million from other expense of $281,000 for the year ended December 31, 2010. Other income for the year ended December 31, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy, partially offset by a $335,000 loss on disposal of assets and an increase of $174,000 for the impact of foreign exchange transactions at LSGBV and LSG Mexico. Other income (expense) for the year ended December 31, 2010 was primarily due to the effect of foreign exchange translations at LSGBV.

Income tax benefit

Income tax benefit decreased $1.1 million for the year ended December 31, 2011 to $0 from $1.1 million for the year ended December 31, 2010. The income tax benefit recognized during the year ended December 31, 2010 was mainly due to the establishment of an additional valuation allowance of $1.1 million for deferred tax liabilities recorded by LSGBV. For the year ended December 31, 2011, the effective tax rate of zero differed from the federal statutory rate of 34% due to an anticipated loss for 2011.

Because of our history of operating losses, management deemed that it was more-likely-than-not that we would not recognize a significant portion of these deferred tax assets and the tax benefits relating to our losses were fully offset by a valuation allowance as of December 31, 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009

	Years Ended December 31,		Variance		Percentage of Revenue
	2010	2009	$	%	2010	2009
Revenue	$53,169,013	$31,376,816	21,792,197	69.5%	100.0%	100.0%
Cost of goods sold	59,021,851	28,880,949	30,140,902	104.4%	111.0%	92.0%
Sales and marketing	11,107,379	7,200,323	3,907,056	54.3%	20.9%	22.9%
Operations	4,834,592	6,243,968	(1,409,376)	-22.6%	9.1%	19.9%
Research and development	10,246,511	4,395,320	5,851,191	133.1%	19.3%	14.0%
General and administrative	17,753,656	20,753,513	(2,999,857)	-14.5%	33.4%	66.1%
Restructuring expense	1,101,992	1,111,189	(9,197)	-0.8%	2.1%	3.5%
Impairment of goodwill and other long-lived assets	11,548,650	—	11,548,650	*	21.7%	0.0%
Depreciation and amortization	2,867,866	5,327,033	(2,459,167)	-46.2%	5.4%	17.0%
Interest income	3,450	1,104	2,346	*	0.0%	0.0%
Interest expense, including related party	(3,501,056)	(6,058,693)	(2,557,637)	42.2%	-6.6%	-19.3%
Increase in fair value of liabilities under derivative contracts	(150,557,529)	2,731	150,560,260	*	-283.2%	0.0%
Dividends on preferred stock	(3,534,795)	(37,356)	3,497,439	*	-6.6%	-0.1%
Accretion of preferred stock	(73,077,280)	(126,017)	72,951,263	*	-137.4%	-0.4%
Other income (expense), net	(281,352)	203,781	(485,133)	*	-0.5%	0.6%
Income tax benefit	(1,123,107)	(413,002)	710,105	*	-2.1%	-1.3%

Net loss	$(295,138,939)	$(48,136,927)	(247,002,012)	513.1%	-555.1%	-153.4%

*	Variance is not meaningful.

Revenue

Revenue increased $21.8 million, or 69.5%, to $53.2 million for the year ended December 31, 2010 from $31.4 million for the year ended December 31, 2009. The increase in revenue was primarily a result of our introduction of approximately 50 new LED retrofit lamps and luminaires for general illumination during the year ended December 31, 2010, and the addition or expansion of relationships with key customers for retrofit lamps including The Home Depot and several branded lighting OEMs as well as the continued increase in market adoption of LED lighting for general illumination. The increase in sales of retrofit lamps and luminaires was partially offset by reductions in sales of our other products that we continued to deemphasize or phase out as we restructured and closed our operations in New Jersey and California during the years ended December 31, 2010 and 2009. Revenue from custom lighting solutions also declined during the year ended December 31, 2010, contributing to the decision to close our California office.

Cost of goods sold

Cost of goods sold increased $30.1 million, or 104.4%, to $59.0 million for the year ended December 31, 2010 from $28.9 million for the year ended December 31, 2009. The increase in cost of goods sold was primarily due to the increase in sales during the year ended December 31, 2010.

Cost of goods sold as a percentage of revenue increased for the year ended December 31, 2010 to 111.0% (or a negative gross margin of 11.0%) as compared to 92.0% (or a gross margin of 8.0%) for the year ended December 31, 2009. The increase in cost of goods sold as a percentage of revenue was primarily the result of higher than normal costs for the initial launch and production ramp of new products and our efforts to meet accelerated production schedules associated with faster than anticipated growth in demand for our products and included:

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

For the year ended December 31, 2010, production labor costs were $9.8 million, or 18.4% of revenue compared to $1.3 million, or 4.0% of revenue for the year ended December 31, 2009. Freight-in was $5.9 million, or 10.2% of revenue for the year ended December 31, 2010 compared to $150,000, or 0.5% of revenue for the year ended December 31, 2009. Although spot purchases of long lead-time materials were dilutive to our gross margin, they were not the primary driver of the negative gross margin for the year ended December 31, 2010. Spot purchases of long lead-time materials were generally executed when routine lead times would not allow us to meet the needs of our customers and they fluctuated during the year ended December 31, 2010, with a more significant impact in both the second and fourth quarters. We believe that although spot purchases may continue to have some periodic negative effect on our gross margin, the overall impact will continue to decrease as our supply chain operations improve. Because the inefficiencies discussed above primarily related to our rapidly growing retrofit lamps business rather than our currently higher margin luminaire and custom solutions businesses, the mix of products sold negatively impacted gross margin during the year ended December 31, 2010.

Although, our provision for excess and obsolete inventory for the year ended December 31, 2010 of $1.5 million, or 2.8% of revenue, contributed to our negative gross margin, it represented a decline from $4.1 million, or 13.2% of revenue, for the year ended December 31, 2009 . The provision for excess and obsolete inventory for the year ended December 31, 2010 was primarily related to the phasing out of certain products by our Netherlands and California operations as part of our restructuring efforts. The provision for excess and obsolete inventory for the year ended December 31, 2009 was primarily related to excess inventory for developmental stage products. During 2009, we were frequently required to purchase raw materials inventory for the development of new products in excess of demand due to minimum order requirements with our vendors. As product development progressed, we discovered that certain designs or components needed to be improved or replaced, at which time the purchased inventory was included in our provision for excess and obsolete inventory unless it could be used to manufacture other finished goods inventory.

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

Research and development

Research and development expenses increased $5.9 million, or 133.1%, to $10.2 million for the year ended December 31, 2010 from $4.4 million for the year ended December 31, 2009. The increase in research and development expenses was primarily due to costs related to our historically high number of new product introductions during the year ended December 31, 2010 and in support of the development of numerous new products to be launched in 2011. Additionally, we significantly increased our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. These increases in research and development expenses were partially offset by the decrease in research and development expenses resulting from the closing of our New Jersey facility during the year ended December 31, 2009.

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

Impairment of goodwill and other long-lived assets

Due to on-going negative cash flows and other factors at our Netherlands operations, we performed an impairment analysis of the assets of LSGBV to determine whether any goodwill or other intangible assets were impaired as of June 30, 2010. This review included an assessment of industry factors, contract retentions, cash flow projections and other factors we deemed relevant. As a result of this analysis, we determined that the LSGBV assets were materially impaired. These impairments resulted in new fair values for the associated goodwill and other intangible assets.

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

Interest expense, including related party

Interest expense, including related party decreased $2.6 million, or 42.2%, to $3.5 million for the year ended December 31, 2010 from $6.1 million for the year ended December 31, 2009. The decrease in interest expense was primarily due to the conversion of the principal and accrued interest underlying the convertible notes issued to Pegasus IV and Philips in 2009 into Series D Units in March 2010, a decrease in guaranty and transaction fees related to our BMO line of credit, and the payment in full of the outstanding principal balance on our BMO line of credit in April 2010 and again in June 2010, which resulted in smaller outstanding debt balances during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 consisted primarily of $1.0 million of prepaid financing fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010, $955,000 of interest expense on the convertible notes payable to Pegasus IV and Philips; $906,000 of guaranty fees payable to Pegasus IV related to its guaranty of the BMO line of credit, which we terminated in October 2010;

$367,000 of interest expense related to the BMO line of credit; $133,000 of interest expense related to LSGBV’s debt facilities and $53,000 of interest and fees related to the Wells Fargo Facility. Prepaid financing fees were previously amortized over the life of the Series D and Series E Preferred Stock, but we fully expensed such fees as of September 30, 2010 due to the conversion of the Series E Preferred Stock to common stock and the reduction in the expected life of the Series D Preferred Stock due to the then-expected amendment to the terms of the Series D Preferred Stock. Interest expense for the year ended December 31, 2009 consisted primarily of: $3.2 million of interest expense related to the convertible note initially issued to Pegasus IV in May 2009 and the convertible note issued to Philips in August 2009; $1.9 million of guaranty and transaction fees related to the BMO line of credit, which we entered into in July 2008; $848,000 of interest expense related to the BMO line of credit; and $259,000 of interest expense related to LSGBV’s debt facilities.

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

Accretion of preferred stock

Accretion of preferred stock increased $73.0 million for the year ended December 31, 2010 to $73.1 million from $126,000 for the year ended December 31, 2009. For the year ended December 31, 2010, $73.0 million of accretion expense was incurred on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010. The preferred stock was being accreted over the life of the Series D and Series E Preferred Stock, but was fully expensed as of September 30, 2010 upon the conversion of the Series D Preferred Stock underlying the Series D Units and the exchange of the Series E Preferred Stock underlying the Series E Units into shares of our common stock in December and September 2010, respectively, in conjunction with the Recapitalization Agreement. For the year ended December 31, 2010, $44,000 of accretion expense was also incurred on our 6% Convertible Preferred Stock. For the year ended December 31, 2009, $126,000 of accretion expense was incurred on our 6% Convertible Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant net losses as well as negative cash flows from operations. Our cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchase of production equipment and other capital investments such as our new ERP system. Our anticipated growth is expected to significantly increase our working capital needs during 2012 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings, Holdings II and PCA Holdings. During the year ended December 31, 2011, we also relied heavily on borrowings under our credit facilities.

During the year ended December 31, 2011, we received $98.2 million from seven private placements of our common and preferred stock and from a demand note issued to Holdings II that was subsequently converted to common stock. As of December 31, 2011, we had cash and cash equivalents of $3.1 million and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo Facility. In addition, our Wells Fargo Facility provided us with borrowing capacity of up to a maximum of $50.0 million calculated as (i) up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of the pledged letters of credit provided by Ares Capital in favor of Wells Fargo under our Ares Letter of Credit Facility. As of December 31, 2011, we had $33.8 million outstanding under the Wells Fargo Facility and additional borrowing capacity of $14.4 million. We are required to maintain a minimum of $5.0 million of qualified cash, minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing on the Wells Fargo Facility.

LSGBV has a short-term debt facility with ABN AMRO Bank and a working capital facility with IFN Finance. The ABN AMRO facility has a maximum availability of €75,000, or $97,000, and as of December 31, 2011, we had €27,000, or $35,000, outstanding. Effective January 1, 2012, the maximum availability on the ABN AMRO Facility was reduced to €50,000, or $65,000. LSGBV’s asset-based lending facility with IFN Finance provides us with borrowing capacity of up to 75% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million, or $1.9 million. As of December 31, 2011, the total amount outstanding under the IFN Finance facility was €288,000, or $372,000. Both of these facilities are due on demand. In accordance with a previous arrangement, we repaid all outstanding borrowings under the ABN AMRO facility on February 29, 2012.

We believe we will have sufficient capital to fund our operations for the next 12 months. We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. Pegasus Capital and Pegasus IV have committed to support us for the next 12 months, up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by us on or before the next 12 months) of the capital needed to fund our operations and debt service requirements as they come due. However, their support, which in no way amounts to a guarantee of these obligations, may be effected through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus Capital and Pegasus IV, as our indirect controlling shareholders, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, may have a negative effect on our business and results of operations. In addition, such parties may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors.

In February 2011, we filed a registration statement relating to a proposed underwritten public offering of up to $150.0 million of our common stock, but such offering has been delayed and remains subject to a number of conditions. As a result of the extended postponement, we expensed our deferred offering costs.

Contractual obligations

As of December 31, 2011, payments to be made pursuant to significant contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$45,178,055	$43,442,837	$1,735,218	$—	$—
Operating lease obligations (2)	3,259,794	2,006,155	1,117,313	136,326	—
Capital lease obligations (3)	29,360	6,467	13,224	9,669	—
Lines of credit (4)	34,227,288	407,154	33,820,134	—	—
Interest obligations (5)	2,289,997	1,206,303	1,083,694	—	—
Series G Preferred Stock (6)	34,108,000	—	34,108,000	—	—
Dividend obligations (7)	7,824,398	2,990,659	4,833,739	—	—
Other long-term liabilities	—	—	—	—	—

Total	$126,916,892	$50,059,575	$76,711,322	$145,995	$—

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

(2)	Operating lease obligations include rental amounts due on leases of certain office and manufacturing space, as well as automobiles, office equipment and manufacturing equipment under the terms of non-cancelable operating leases. These leases expire at various times through July 2016. Some of the lease agreements provide for adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.

(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.

(4)	Lines of credit include principal payments on our various lines of credit, assuming payment will be made on the agreed upon due date for our Wells Fargo Facility and at December 31, 2012 on our IFN Finance facility, which is currently due on demand. The ABN AMRO Facility was repaid on February 29, 2012.

(5)	Interest obligations represent estimated interest payments on our various lines of credit, based on rates as of December 31, 2011 and using the same repayment assumptions made on each debt facility and outlined above.

(6)	Series G Preferred Stock includes payment of the fully accreted balance and assumes redemption will be made on February 21, 2014.

(7)	Dividend obligations include estimated dividends for the Series G Preferred Stock on the redemption date.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009
Cash flow activities:
Net cash used in operating activities	$(116,206,182)	$(45,390,604)	$(31,159,329)
Net cash used in investing activities	(17,703,814)	(6,597,091)	(1,111,656)
Net cash provided by financing activities	122,536,765	66,321,185	31,978,374

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $116.2 million, $45.4 million and $31.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in operating activities for the year ended December 31, 2011 included certain non-cash reconciliation items comprised primarily a $20.5 million inventory valuation allowance, an $8.5 million provision for expected losses on purchase commitments, a $2.5 million reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2011, $4.6 million of stock-based compensation expense, $4.9 million in depreciation and amortization and $4.1 million in goodwill and other long-lived assets impairment. The decrease in net loss for the year ended December 31, 2011, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses as a percentage of revenue due to our continued growth. For the year ended December 31, 2010, non-cash reconciliation items included a $150.6 million increase in fair value of warrants, $73.1 million accretion of preferred stock, $3.5 million in accrued dividends on preferred stock, $11.5 million in goodwill and other long-lived assets impairment, $2.9 million in depreciation and amortization and $4.8 million of stock-based compensation expense. For the year ended December 31, 2009, non-cash reconciliation items included a $129,000 increase in fair value of warrants and accretion of preferred stock, $5.3 million in depreciation and amortization and $3.9 million of stock-based compensation expense. The increase in net loss for the year ended December 31, 2010, excluding these non-cash reconciliation items, was primarily a result of higher than normal costs for the initial launch of our new products and supply chain inefficiencies associated with faster than anticipated growth in demand for our products

Net cash used in operating activities was driven by our net losses and increases in working capital. For the year ended December 31, 2011, accounts receivable increased $15.3 million due to the growth in our revenue, inventories increased $42.3 million due to the build-up of materials and components and finished products, prepaid expenses increased $5.7 million and we utilized $10.6 million to decrease accounts payable as we paid down certain outstanding balances. For the year ended December 31, 2010, accounts receivable increased $10.7 million due to the growth in our revenue, inventories increased $14.6 million and prepaid expenses increased $4.0 million. These uses of cash were more than offset by a $29.2 million increase in accounts payable as we increased our procurement activities to support anticipated growth and a $2.5 million increase in accrued expenses and other liabilities. Working capital items were a source of cash for the year ended December 31, 2009 as accounts receivable, inventories and prepaid expenses declined $1.6 million, $4.1 million and $300,000, respectively, and accounts payable and accrued expenses and other liabilities increased $1.1 million and $2.1 million, respectively.

Investing activities

Cash used in investing activities primarily relates to the purchase of property and equipment and cash consideration for strategic acquisitions. Net cash used in investing activities was $17.7 million, $6.6 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash used in investing activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily related to the continued implementation of our ERP system, the purchase of manufacturing equipment and research and development machinery.

The increase in cash used in investing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to an increase in our capital expenditures as we continued to expand our production capacity at our headquarters in Satellite Beach, FL and established our new manufacturing facility in Monterrey, Mexico.

The decrease in cash used in investing activities for the year ended December 31, 2009 was due to capital expenditures in 2009.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $122.5 million, $66.3 million and $32.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash provided by financing activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was a result of the issuance of common stock for $59.3 million, issuance of Series G Preferred Stock for $34.1 million, net borrowings on our lines of credit of $34.6 million and $1.4 million in proceeds from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on certain private placements and $5.0 million in restricted cash related to the Wells Fargo Facility. The increase in cash provided by financing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was a result of proceeds from the issuance of mandatorily redeemable Series D and Series E Preferred Stock and the issuance of common stock for $25.4 million, $30.0 million and $25.0 million, respectively. These proceeds were partially offset by $13.8 million in net repayments of short- and long-term borrowings. For the year ended December 31, 2009, cash provided by financing activities included $35.8 million in net proceeds from the issuance of promissory notes which was partially offset by $3.8 million in net repayments of short- and long-term borrowings.

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

We carried out an evaluation subsequent to the period covered by this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of December 31, 2011 were not effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”), as of December 31, 2011.

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, we identified the following control deficiencies that represented material weaknesses at December 31, 2011:

(1) IT General Controls – Material IT General Control weaknesses were identified related to backups, change management, access rights and global IT policies and procedures. Specifically, we did not have appropriate IT policies and procedures in place to ensure that effective backup procedures, appropriate access rights to IT systems and change management controls were in place and operating effectively.

(2) Inventory Accounting – We identified weaknesses specific to our inventory valuation methodology and calculations that led to a significant year-end adjustment to our financial statements. Specifically, we identified opportunities to improve:

•	Spreadsheet controls specific to our excess and obsolete inventory valuation allowance calculations; and

•	Analytics specific to inputs related to inventory valuation calculations and methodology, such as the time period of demand assumptions and factors used to determine inventory reserves.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2011, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP.

Since December 31, 2010, we have made progress implementing certain remediation plans to address the material weaknesses described in our 2010 Annual Report. Specifically during the year ended December 31, 2011, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we engaged a specialist to assist in the valuation of complex derivative instruments;

•	we initiated procedures for reviewing the estimates and calculations of fair market value related to stock options; and

•

we replaced our legacy procurement and inventory management application with Microsoft Dynamics AX procurement and inventory management module, which has facilitated the flow of information between all business functions within the Company. As a result of the ERP implementation, there were changes to processes and procedures that impact internal controls over financial reporting. We are continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report.

Item 11. Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report and is incorporated by reference herein. Other information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009 and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

April 16, 2012	By:	/S/ JAMES HAWORTH
James Haworth
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

Signature	Capacity in which Signed	Date

/S/ JAMES HAWORTH James Haworth	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 16, 2012

/S/ GREGORY T. KAISER Gregory T. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2012

/S/ CHARLES DARNELL Charles Darnell	Vice Chairman and Director	April 16, 2012

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Vice Chairman and Director	April 16, 2012

/S/ RICHARD WEINBERG Richard Weinberg	Director	April 16, 2012

/S/ ROBERT E. BACHMAN Robert E. Bachman	Director	April 16, 2012

/S/ DAVID BELL David Bell	Director	April 16, 2012

/S/ MICHAEL W. KEMPNER Michael W. Kempner	Director	April 16, 2012

/S/ T. MICHAEL MOSELEY T. Michael Moseley	Director	April 16, 2012

/S/ LEON WAGNER Leon Wagner	Director	April 16, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.4	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 5, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.22	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.25	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.26	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.30	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.31	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.32	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.33	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.34	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.35	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

10.36	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.37	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.38	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.39	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.40	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

EXHIBIT NUMBER	DESCRIPTION

23.2*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

April 16, 2012

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey and Pullen, LLP

Orlando, FL

April 1, 2011, except for the second paragraph of Note 5, as to which the date is June 29, 2011

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,071,673	$14,489,700
Restricted cash	5,000,000	—
Accounts receivable, net	29,008,313	15,722,762
Inventories, net	44,887,539	23,046,912
Prepaid expenses	9,159,977	4,711,754
Other current assets	520,660	485,236

Total current assets	91,648,162	58,456,364

Property and equipment, net	20,595,723	7,830,341
Intangible assets, net	989,096	3,952,927
Goodwill	—	1,626,482
Other long-term assets	1,417,527	627,249

Total assets	$114,650,508	$72,493,363

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$34,227,288	$6,075,679
Current portion of long-term debt	11,025	93,193
Accounts payable	29,350,816	37,236,525
Reserve for losses on non-cancellable purchase commitments	5,806,032	—
Accrued expenses	3,927,350	4,267,944
Unearned revenue	40,999	132,010

Total current liabilities	73,363,510	47,805,351

Long-term debt, less current portion	18,796	6,501
Redeemable Series G Preferred Stock, $0.001 par value, authorized 40,000 shares, issued and outstanding 34,108 shares as of December 31, 2011.	28,683,703	—

Total other liabilities	28,702,499	6,501

Total liabilities	102,066,009	47,811,852

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 100,000,000 shares, no shares issued or outstanding as of December 31, 2011 and 2010
Common stock, $.001 par value, authorized 400,000,000 shares, 204,815,210 and 125,595,418 shares issued and outstanding as of December 31, 2011 and 2010, respectively	204,815	125,595
Additional paid-in-capital	549,603,740	471,255,918
Accumulated deficit	(533,576,159)	(443,141,591)
Accumulated other comprehensive loss	(3,647,897)	(3,558,411)

Total stockholders’ equity	12,584,499	24,681,511

Total liabilities and stockholders’ equity	$114,650,508	$72,493,363

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2011	2010	2009

Revenue (net of noncash sales incentives of $2.5 million for the year ended December 31, 2011)	$108,981,588	$53,169,013	$31,376,816
Cost of goods sold (includes inventory valuation allowance of $20.5 million and reserve for losses on purchase commitments of $8.5 million for the year ended December 31, 2011, due to restructuring)	129,187,145	59,021,851	28,880,949

Gross (deficit) margin	(20,205,557)	(5,852,838)	2,495,867

Operating expenses:
Sales and marketing (includes related party expenses of $918,000 and $379,000 for 2011 and 2010, respectively)	18,897,241	11,107,379	7,200,323
Operations	14,199,162	4,834,592	6,243,968
Research and development	10,670,455	10,246,511	4,395,320
General and administrative (includes related party expenses of $625,000 and $1.1 million for 2011 and 2010, respectively)	19,721,022	17,753,656	20,753,513
Write-off of deferred offering costs	1,269,318	—	—
Restructuring expenses	598,037	1,101,992	1,111,189
Impairment of goodwill and other long-lived assets	4,121,349	11,548,650	—
Depreciation and amortization	4,895,742	2,867,866	5,327,033

Total operating expenses	74,372,326	59,460,646	45,031,346

Loss from operations	(94,577,883)	(65,313,484)	(42,535,479)

Other income (expense):
Interest income	153,539	3,450	1,104
Interest expense	(2,016,388)	(616,545)	(2,378,544)
Related party interest expense	(43,200)	(2,884,511)	(3,680,149)
(Increase) decrease in fair value of liabilities under derivative contracts	—	(150,557,529)	2,731
Dividends on preferred stock	(237,824)	(3,534,795)	(37,356)
Accretion of preferred stock	(239,408)	(73,077,280)	(126,017)
Other income (expense), net	6,526,596	(281,352)	203,781

Total other income (expense)	4,143,315	(230,948,562)	(6,014,450)

Loss before income tax benefit	(90,434,568)	(296,262,046)	(48,549,929)

Income tax benefit	—	(1,123,107)	(413,002)

Net loss	(90,434,568)	(295,138,939)	(48,136,927)

Dividend requirements:
6% return on Series B Preferred Stock	—	784,142	1,217,642
8% return on Series C Preferred Stock	—	213,610	266,400

Net loss attributable to common stock	$(90,434,568)	$(296,136,691)	$(49,620,969)

Basic and diluted net loss per weighted average common share	$(0.48)	$(6.69)	$(1.69)

Basic and diluted weighted average number of common shares outstanding	189,671,299	44,274,077	29,352,585

Net loss	$(90,434,568)	$(295,138,939)	$(48,136,927)

Foreign currency translation loss	(89,486)	(912,296)	(849,695)

Comprehensive loss	$(90,524,054)	$(296,051,235)	$(48,986,622)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated	Total
							Additional		Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid In Capital	Accumulated Deficit	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount			Loss
Balance December 31, 2008	2,000,000	$2,000	251,739	$252	28,985,897	$28,986	$112,505,607	$(99,865,725)	$(1,876,263)	$10,794,857
Issuance of common stock for directors’ compensation	—	—	—	—	817,341	817	559,183	—	—	560,000
Stock based compensation expense	—	—	—	—	62,500	63	3,376,319	—	—	3,376,382
Stock issued under equity compensation plans	—	—	—	—	8,108	8	5,971	—	—	5,979
Net loss	—	—	—	—	—	—	—	(48,136,927)	—	(48,136,927)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(849,695)	(849,695)

Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$(148,002,652)	$(2,725,958)	$(34,249,404)
Issuance of common stock for directors’ compensation	—	—	—	—	807,070	807	785,016	—	—	785,823
Stock based compensation expense	—	—	—	—	—	—	3,837,757	—	—	3,837,757
Stock issued under equity compensation plans	—	—	—	—	601,710	601	361,956	—	—	362,557
Stock issued for settlement of service fees	—	—	—	—	66,000	67	144,311	—	—	144,378
Issuance of common stock in connection with private placement	—	—	—	—	15,625,000	15,625	24,984,375	—	—	25,000,000
Exchange of Series B Preferred Stock, Series C Preferred Stock and Series E Units for common stock	(2,000,000)	(2,000)	(251,739)	(252)	32,612,249	32,612	49,718,433	—	—	49,748,793
Exchange of Series C Warrants for common stock	—	—	—	—	1,937,420	1,937	(1,937)	—	—	—
Exchange of Series D Preferred Stock and dividends for common stock	—	—	—	—	44,072,123	44,072	70,486,367	—	—	70,530,439
Reclassification of Series D Warrants to equity	—	—	—	—	—	—	204,492,560	—	—	204,492,560
Net loss	—	—	—	—	—	—	—	(295,138,939)	—	(295,138,939)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(832,453)	(832,453)

Balance December 31, 2010	—	$—	—	$—	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$24,681,511
Issuance of common stock for directors’ compensation	—	—	—	—	286,365	286	944,715	—	—	945,001
Stock based compensation expense	—	—	—	—	—	—	3,675,353	—	—	3,675,353
Stock issued under equity compensation plans	—	—	—	—	2,380,556	2,381	1,362,247	—	—	1,364,628
Issuance of common stock in connection with private placements, net of $1.8 million issuance costs	—	—	—	—	15,779,527	15,780	57,500,651	—	—	57,516,431
Issuance of common stock for conversion of debt	—	—	—	—	1,635,800	1,636	6,541,564	—	—	6,543,200
Issuance of common stock in exchange for outstanding warrants	—	—	—	—	56,306,580	56,306	(56,306)	—	—	—
Issuance of common stock in connection with Series F and G Units	—	—	—	—	2,830,964	2,831	5,898,698			5,901,529
Warrant issued to a customer	—	—	—	—	—	—	2,480,900	—	—	2,480,900
Net loss	—	—	—	—	—	—	—	(90,434,568)	—	(90,434,568)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(89,486)	(89,486)

Balance December 31, 2011	—	$—	—	$—	204,815,210	$204,815	$549,603,740	$(533,576,159)	$(3,647,897)	$12,584,499

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(90,434,568)	$(295,138,939)	$(48,136,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,895,742	2,867,866	5,327,033
Impairment of goodwill and other long-lived assets	4,121,349	11,548,650	—
Issuance of common stock for directors’ compensation	945,001	930,202	560,000
Non-cash stock option and restricted stock compensation expense	3,675,353	3,837,757	3,376,382
Accretion of preferred stock redemption value	239,408	73,077,280	126,017
Non-cash sales incentive	2,480,900	—	—
Allowance for doubtful accounts receivable	2,001,614	604,761	747,828
Inventory valuation allowance	20,537,341	2,691,787	4,451,542
Reserve for losses on purchase commitments	8,549,202	—	—
Write-off of deferred offering costs	1,269,318	—	—
Increase in fair value of warrants	—	150,557,529	2,731
Dividends on preferred stock	237,824	3,534,795	37,356
Loss on disposal of assets	460,925	1,198,846	143,846
Deferred income tax	—	(1,123,107)	(413,002)
Changes in operating assets and liabilities:
Accounts receivable	(15,282,283)	(11,267,920)	865,834
Inventories	(42,335,216)	(17,257,429)	(377,447)
Prepaid expenses	(5,716,070)	(4,016,820)	297,245
Other current and long-term assets	(825,702)	754,480	(280,854)
Accounts payable	(10,637,915)	29,222,471	1,077,385
Accrued expenses and other liabilities	(297,394)	2,467,808	2,024,775
Unearned revenue	(91,011)	119,379	(989,073)

Net cash used in operating activities	(116,206,182)	(45,390,604)	(31,159,329)

Cash flows from investing activities:
Purchase of property and equipment	(17,568,135)	(6,651,591)	(1,111,656)
Capitalized patents	(217,621)	—	—
Proceeds from sale of property and equipment	81,942	54,500	—

Net cash used in investing activities	(17,703,814)	(6,597,091)	(1,111,656)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	34,619,866	(11,705,199)	(2,400,000)
Proceeds from issuance of promissory notes	—	—	35,896,619
Proceeds from long-term borrowings	25,700	—	—
Payment of short and long-term debt	(97,860)	(2,101,423)	(1,486,335)
Restricted cash related to line of credit	(5,000,000)	—	—
Proceeds from issuance of common stock under equity compensation plans	1,364,628	362,557	5,979
Redemption of 6% Convertible Preferred Stock	—	(596,890)	—
Payment of 6% Convertible Preferred Stock dividends	—	(17,116)	(37,889)
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	—	25,379,144	—
Proceeds from issuance of mandatorily redeemable Series E Preferred Stock	—	30,000,112	—
Proceeds from issuance of Series G Preferred Units	34,108,000	—	—
Proceeds from private placement of common stock	59,299,928	25,000,000	—
Placement agent commissions on private placements	(1,783,497)	—	—

Net cash provided by financing activities	122,536,765	66,321,185	31,978,374

Effect of exchange rate fluctuations on cash	(44,796)	(110,838)	305,121

Net (decrease) increase in cash	(11,418,027)	14,222,652	12,510
Cash and cash equivalents balance at beginning of period	14,489,700	267,048	254,538

Cash and cash equivalents balance at end of period	$3,071,673	$14,489,700	$267,048

Supplemental disclosures:
Interest paid during the period	$1,878,635	$565,786	$1,222,439

Non-cash investing and financing activities:
Conversion of debt to equity	$6,543,200	$—	$—

Conversion of notes payable and accrued interest to Series D Units	$—	$40,590,240	$—

Conversion of accrued guaranty fees and interest to Series D Units	$—	$1,694,482	$—

Conversion of Series E Units to common stock		$49,748,792	$—

Conversion of Series D Units to common stock	$—	$275,022,999	$—

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the respective foreign subsidiary. For the operations of Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, the functional currency is the Euro and for the operations of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, the functional currency is the Mexican Peso. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity (deficit) and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011 and 2010, the Company had $72,000 and $286,000, respectively, in cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2011, the Company had $10.6 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As required by the Company’s asset-based revolving credit facility with Wells Fargo Bank N.A. (Wells Fargo”) (as amended, the “Wells Fargo ABL”) the Company is required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance are reflected as a financing activity in the Consolidated Statement of Cash Flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2011 and 2010, accounts receivable of the Company are reflected net of an allowance for doubtful accounts of $1.5 million and $851,000, respectively.

As of December 31, 2011 and 2010, there were $19.5 million and $10.9 million, respectively of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo and IFN Finance.

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. The Company uses a standard costing methodology to value its inventories. This costing methodology approximates actual cost on a weighted average basis. The Company reviews and sets its standard costs of raw materials, work-in-process and finished goods inventory quarterly to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each reporting period. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory. The write down of excess and obsolete inventory based on this evaluation creates a new cost basis and is included in cost of goods sold.

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

Intangible assets with estimable useful lives are amortized over their respective useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three months to twenty years. Goodwill is not amortized, but instead the Company performs a goodwill impairment analysis, using the two-step method at the end of the Company’s third quarter, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

Impairment of Long-lived Assets

Long lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

All derivatives are recorded at fair value on the consolidated balance sheets and changes in the fair value of such derivatives are measured in each period and are reported in other income (expense).

Fair Value of Financial Instruments

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The provisions of the ASU are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which are effective for years beginning after December 15, 2010, and for interim periods within those years. In the period of initial adoption, the reporting entity shall not be required to provide the disclosures required for any previous periods presented for comparative purposes. The Company adopted the provisions of the ASU in 2010, except for the requirements to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which were adopted in 2011. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements. See note 7 to the Consolidated Financial Statements.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in sales and marketing expenses and totaled $2.7 million, $2.1 million and $149,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses.

Product Warranties

The Company provides a limited warranty covering defective materials and workmanship. The Company generally provides a five year warranty on its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes the warranty provision during the years ended December 31, 2011 and 2010:

Warranty provision as of December 31, 2009	$443,987
Additions to provision	749,327
Less warranty costs	(582,426)

Warranty provision as of December 31, 2010	610,888
Additions to provision	1,549,869
Less warranty costs	(1,633,851)

Warranty provision as of December 31, 2011	$526,906

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2011 and 2010, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in its income tax provision.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. The Company had 9.2 million, 4.9 million and 40,000 common stock equivalents outstanding as of December 31, 2011, 2010 and 2009, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Advertising

Advertising costs, included in sales and marketing expenses, are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $2.0 million, $548,000 and $564,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss of shareholders’ deficit.

New Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of any of these pronouncements has had or will have a material impact on the Company’s consolidated financial condition or the results of its operations or cash flows.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs as well as purchases of production equipment and other capital investments such as the Company’s new Enterprise Resource Planning (“ERP”) system. The Company’s anticipated growth is expected to significantly increase its working capital needs during 2012, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. During the year ended December 31, 2011, the Company also relied heavily on borrowings under its credit facilities.

During the year ended December 31, 2011, the Company received $98.2 million of net proceeds from seven private placements of its common and preferred stock and from a related party demand note that was converted to equity (see Note 10 – Stockholders’ Equity and Recapitalization Agreement for further discussion of these private placements). As of December 31, 2011, the Company had cash and cash equivalents of $3.1 million and an additional $5.0 million in cash subject to restrictions under the Wells Fargo ABL. As of December 31, 2011, the Wells Fargo ABL provided the Company with borrowing capacity of up to (A) 85% of its eligible accounts receivable and inventory plus (B) qualified cash, plus (C) the aggregate amount of any standby letter of credit pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”) and for the benefit of the Company, up to a maximum of $50.0 million. As of December 31,

2011 the Company had $33.8 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $14.4 million. The Company is required to maintain minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL.

LSGBV has a short term debt facility with ABN AMRO Bank (“ABN AMRO”) and a working capital facility with IFN Finance. As of December 31, 2011, the ABN AMRO facility had a maximum availability of €75,000, or $97,000, and the total amount outstanding under the ABN AMRO facility was €27,000, or $35,000. Effective January 1, 2012, the maximum availability on the ABN AMRO facility was reduced to €50,000, or $65,000. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million, or $1.9 million, and availability is based on 75% of LSGBV’s eligible trade receivable invoices. As of December 31, 2011, the total amount outstanding under the IFN Finance facility was €288,000, or $372,000. Both of these facilities are due on demand. In accordance with previous arrangements, the Company subsequently repaid the borrowing under the ABN AMRO facility in full on February 29, 2012.

The Company believes it will have sufficient capital to fund its operations for the next 12 months. The Company has historically been dependent on affiliates of Pegasus Capital for its liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. Pegasus Capital and Pegasus IV have committed to support the Company for the next 12 months, up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by the Company on or before the next 12 months) of the capital needed to fund its operations and debt service requirements as they come due. However, their support, which in no way amounts to a guarantee of these obligations, may be effected through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus Capital and Pegasus IV, as the Company’s indirect controlling shareholders, may request that the Company take certain actions related to operations, capital structure or otherwise, which, if accepted, may have a negative effect on its business and results of operations. In addition, such parties may seek other terms and consideration that would require, and may not receive, approval by the independent committee of the Company’s board of directors.

The Company filed a registration statement relating to a proposed underwritten public offering of its common stock, but such offering has been delayed and remains subject to a number of conditions. In contemplation of this offering, the Company had initially capitalized $1.3 million of legal and accounting costs associated with its proposed offering. With the extended postponement of the proposed offering, the Company has expensed these capitalized costs to the statement of operations during the year ended December 31, 2011 in accordance with SEC Staff Accounting Bulletin Topic 5A.

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

After the Company completed its annual goodwill impairment test as of September 30, 2011, goodwill and amortizable intangible assets related to the acquisition of LED Effects were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values.

Goodwill and amortizable intangible assets related to the acquisition of LSGBV were written down to their estimated fair values as of June 30, 2010 and certain amortizable intangible assets related to the acquisition of LED Effects were written down to their estimated fair value as of December 31, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill.

The Company has applied liability accounting to the Series F and Series G Preferred Stock (defined in Note 9), which was initially measured at fair value and subsequently measured at present value of the amount to be paid at settlement.

The Company has applied liability accounting to the Series D and Series E Warrants (defined in Note 9) for 2010 and these warrants were recorded at fair value using the Monte Carlo valuation method and were valued on a recurring basis for the year ended December 31, 2010. The Monte Carlo valuation method used Level 3 inputs in valuing these instruments.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2011, according to the valuation techniques the Company used to determine their fair values:

Fair Value Measurement as of December 31, 2011
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Intangible assets	$—	$—	$—
Goodwill	—	—	—

	$—	$—	$—

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2010, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Intangible assets	$—	$—	$822,958
Goodwill	—	—	—

	$—	$—	$822,958

The following table is a reconciliation of the beginning and ending balances for assets that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2010:

Derivative Financial Instruments
Beginning balance, December 31, 2009	$1
Realized and unrealized losses included in net loss	150,557,529
Realized and unrealized losses included in other comprehensive loss	—
Purchases, sales, issuances and settlements	73,123,016
Reclassification to equity	(223,680,546)

Ending balance, December 31, 2010	$—

The Company had financial assets that were accounted for at fair value during the year ended December 31, 2010 related to Series D and Series E Preferred Stock and Warrants (Note 9). As of December 31, 2011 and 2010, the Company had no financial assets or liabilities that were accounted for at fair value on a recurring basis.

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	As of December 31,
	2011	2010

Raw materials and components	$33,050,569	$17,410,440
Work-in-process	3,196,654	761,171
Finished goods	8,640,316	4,875,301

Total inventory, net	$44,887,539	$23,046,912

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $2.4 million and $0 as of December 31, 2011 and 2010, respectively.

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded a provision for excess and obsolete inventory of $20.5 million, $1.5 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, with the expense included in cost of goods sold. For the year ended December 31, 2011, an inventory valuation allowance of $20.5 million and a provision for losses on non-cancellable purchase commitments of $8.5 million were recorded in the third quarter of 2011 as the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure (See note 13 – Restructuring Expenses). These allowances were the result of changes in the Company’s business strategy following changes in the Company’s management team and the implementation of the restructuring plan in the third quarter of 2011. The Company considered a number of factors in estimating the required inventory allowances, including (i) changes in market conditions including increased competition, (ii) strategic focus on core products to meet the demands of key customers, (iii) the desire to focus the business on newer products with lower cost technologies and (iv) updated demand forecasts and greater visibility into production planning as a result of the implementation of the Company’s new ERP system in July 2011. For the year ended December 31, 2010, $898,000 of the provision for excess and obsolete inventory was driven by restructuring activities for both the European operations and the operations previously based in California related to the discontinuation of certain products previously produced exclusively in these locations. As of December 31, 2011 and 2010, inventories are stated net of inventory allowances of $19.7 million and $4.3 million, respectively.

During the year ended December 31, 2011, the Company recorded $8.5 million in provisions for losses on non-cancellable purchase commitments of which $5.8 million was accrued as of December 31, 2011.

The Company has identified certain finished goods that have and continue to generate negative margins. These finished goods are manufactured using common raw materials that are implemented into a number of product SKUs, which are used in the manufacture of other finished goods inventory that also generate positive margins for the Company. On a quarterly basis, the Company considers the need to record a lower of cost or market adjustment for the raw materials and finished goods inventory. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2011	2010

Leasehold improvements	$1,585,126	$500,244
Office furniture and equipment	1,186,260	761,016
Computer hardware and software	6,365,630	3,144,984
Tooling, production and test equipment	16,058,742	7,334,068
Construction-in-process	1,546,524	997,112

Total property and equipment	26,742,282	12,737,424
Accumulated depreciation	(6,146,559)	(4,907,083)

Total property and equipment, net	$20,595,723	$7,830,341

Depreciation related to property and equipment was $4.2 million, $1.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the second and fourth quarters of 2010 and the third quarter of 2011, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
December 31, 2011:
Technology and intellectual property	$2,282,513	$(1,831,236)	$451,277	1.3 to 20.0 years
Trademarks	409,934	(383,380)	26,554	1.3 years
Customer relationships	2,585,296	(2,120,209)	465,087	0.3 to 3.0 years
License agreements	2,030,010	(1,983,832)	46,178	6.3 years

	$7,307,753	$(6,318,657)	$989,096

December 31, 2010:
Technology and intellectual property	$3,849,156	$(2,067,991)	$1,781,165	1.7 to 13.4 years
Trademarks	1,070,483	(407,517)	662,966	2.3 to 17.6 years
Customer relationships	3,460,132	(1,999,859)	1,460,273	1.3 to 11.5 years
License agreements	2,077,668	(2,029,145)	48,523	7.3 years

	$10,457,439	$(6,504,512)	$3,952,927

Goodwill	$1,626,482	$—	$1,626,482

Total intangible amortization expense was $713,000, $1.5 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The changes in the carrying amounts of goodwill for the years ended December 31, 2011 and 2010 were as follows:

Balance as of December 31, 2009	$5,770,245
Goodwill acquired during the year	—
Impairment charges	(3,529,609)
Currency translation adjustments	(614,154)

Balance as of December 31, 2010	1,626,482
Goodwill acquired during the year	—
Impairment charges	(1,626,482)
Currency translation adjustments	—

Balance as of December 31, 2011	$—

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

The fair value of the business related to the acquisition of LED Effects in 2007 and the associated goodwill was estimated using the income approach, which was based on the future, expected cash flows to be generated by LED Effects, discounted to their present values. During the restructuring of the Company’s California based operations, the Company closed its California location and moved the business to the Company’s Satellite Beach, Florida headquarters in October 2010. The portion of the business related to the acquisition of LED Effects incurred a significant reduction in revenue during 2011, which had an impact on the projected cash flows and estimated fair value of the reporting unit. In connection with the restructuring (see note 13) and the Company’s annual impairment test, that the Company recorded an impairment charge of $1.6 million for the year ended December 31, 2011.

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

In addition, the Company performed an impairment analysis of amortizable intangible assets related to the acquisition of LED Effects in the third quarter of 2011 due to the reduction in revenue noted above to determine whether the intangible assets were impaired. This review included an assessment of the current use of these intangible assets and their estimated useful lives. The Company also performed an impairment analysis of the intangible assets related to Lamina as of December 31, 2011 due to the continued decline in sales of products related to this acquisition to determine whether the intangible assets were impaired. This review also included an assessment of the current use of these intangible assets and their estimated useful lives. As a result of these assessments, the Company recorded an impairment charge of $4.1 million for the year ended December 31, 2011.

The following table summarizes the total impairment charges recorded by the Company in 2011:

Goodwill arising on the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335
Trademarks acquired on the acquisition of Lamina	590,782
Customer relationships acquired on the acquisition of Lamina	651,750

Total impairment charge	$4,121,349

Because of LSGBV’s on-going negative cash flows and other factors, as of June 30, 2010, the Company performed an impairment analysis of LSGBV’s assets to determine whether any goodwill or intangible assets were impaired. The fair value of the LSGBV assets and the associated goodwill were estimated using the discounted cash flow and income approaches, which were based on the future expected cash flows to be generated by LSGBV, discounted to their present values, using a 17% discount rate. Amortizable intangible assets with carrying values were tested to determine their recoverability by comparing the future undiscounted cash flows expected to be generated by such assets (or asset groups), to their carrying values. Because the carrying values exceeded their undiscounted cash flows, such assets were written down to their estimated fair values as of June 30, 2010. The estimated fair values were determined under various methodologies under the income approach of valuation and using discount rates comparable to those used to value the Company’s goodwill. The result of these valuations was that an impairment charge totaling $10.5 million was recorded as of June 30, 2010.

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

No impairments to goodwill were recorded as of September 30, 2010 or 2009, as a result of the Company’s annual testing in accordance with its accounting policy for goodwill.

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2012	$266,267
2013	167,516
2014	152,946
2015	21,120
2016	21,120
Thereafter	360,126

$989,096

NOTE 8: SHORT-TERM DEBT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of December 31,
Facility	2011	2010

ABN AMRO Bank, revolving line of credit	$34,732	$226,421

IFN Finance, working capital line	372,422	1,157,406

Wells Fargo, revolving line of credit	33,820,134	4,691,852

	$34,227,288	$6,075,679

ABN AMRO Bank

As of December 31, 2011, the maximum borrowing capacity on the ABN AMRO revolving line of credit was €75,000, or $97,000, and the interest rate on the facility was 6.35% and 7.5% per annum as of December 31, 2011 and 2010, respectively. Borrowings under the ABN AMRO revolving line of credit are payable on demand. Effective January 1, 2012, the maximum borrowing capacity on the ABN AMRO facility was reduced to €50,000, or $65,000, and the Company has separately agreed to repay all outstanding borrowings under the ABN AMRO facility by February 29, 2012. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary security interest in the accounts receivable of LSGBV junior to the security interest of IFN Finance. On February 29, 2012, the Company repaid the outstanding balance of the ABNAMRO facility.

IFN Finance

As of December 31, 2011, the maximum line of credit on the IFN Finance facility was €1.5 million, or $1.9 million, and availability is based on 75% of the value of LSGBV’s eligible trade receivables. As of December 31, 2011 there were $682,000 of accounts receivable pledged as collateral for outstanding borrowings. Interest is payable monthly on this facility and the interest rate was 6.7% and 7.15% per annum as of December 31, 2011 and 2010, respectively. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

On November 22, 2010, the Company entered into the Wells Fargo ABL that provided borrowing capacity of up to 85% of its applicable and eligible inventory and accounts receivable plus qualified cash, up to a maximum of $15.0 million. On April 22, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Wells Fargo ABL and (i) increased the maximum borrowing capacity under the Wells Fargo ABL from $15.0 million to $25.0 million, (ii) amended the basis of calculating the unused line fee from an amount between $10.0 million and $15.0 million to $25.0 million and (iii) modified the covenants relating to the minimum unrestricted cash balance and minimum EBITDA. The Company paid Wells Fargo a fee of $100,000 in connection with the Amendment.

On May 6, 2011, the Company entered into Amendment No. 2 to the Wells Fargo ABL and (i) authorized a demand note issued by the Company to Holdings II (see Note 9 – Stockholders’ Equity for further discussion), (ii) authorized certain payments to Holdings II pursuant to the demand note and (iii) increased the maximum amount of authorized advances or payments to or on behalf of LSG Mexico for each month in 2011 and thereafter from $250,000 to $500,000.

On August 8, 2011, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Wells Fargo ABL, which was effective August 5, 2011, and (i) increased the maximum borrowing capacity under the Loan Agreement from $25 million to $50 million with such additional borrowing capacity being based on the issuance of certain standby letters of credit by JP Morgan Chase, N.A. on behalf of Pegasus IV or any other entity, in favor of Wells Fargo for the benefit of the Company (the “Supplemental Loan Availability”); (ii) adjusted the basis used to calculate the unused line fee in respect of the amount of the Supplemental Loan Availability by the amount of any standby letters of credit pledged in favor of Wells Fargo for the benefit of the Company, (iii) increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each month beginning on July 1, 2011 from $500,000 to $750,000, (iv) added all current and future owned equipment, real property and fixtures of the Company and its domestic subsidiaries as collateral securing the Company’s borrowings under the Loan Agreement and (v) adjusted the interest rate applicable to all loans made pursuant to the Supplemental Loan Availability to the daily three month LIBOR rate plus 2%. The Company paid Wells Fargo a fee of $125,000 in connection with Amendment No. 3.

On September 21, 2011, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Wells Fargo ABL and replaced certain standby letters of credit issued by JP Morgan Chase, N.A. on behalf of Pegasus IV with the $25.0 million standby letter of credit pledged for the account of Ares Capital (the “Ares LOC”), in favor of Wells Fargo for the benefit of the Company.

On February 24, 2012, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Wells Fargo ABL, and increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each month from $750,000 to (i) $860,000 for the month ended December 31, 2011, (ii) $1.4 million for the period from January 1, 2012 through March 31, 2012, (iii) $1.5 million for the period from April 1, 2012 through September 30, 2012, and (iv) $1.8 million for October 1, 2012 and for each month thereafter. Further, Wells Fargo may, in good faith and in the exercise of its reasonable business judgment, agree to amend the maximum amount of authorized advances or payments to LSG Mexico. Amendment No. 5 also provides the Company with borrowing base eligibility for additional accounts receivable. The Company paid Wells Fargo a fee of $5,000 in connection with this amendment.

As of December 31, 2011, qualified collateral included $18.8 million of accounts receivable, $2.4 million of inventory and $5.8 million of qualified cash. Other than with respect to loans made pursuant to the Supplemental Loan Availability, borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of (1) the daily three month LIBOR rate; plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual interest rate was equal to 4.1% and 3.9% as of December 31, 2011 and 2010, respectively.

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

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guarantee indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions; and enter into transactions with affiliates. The Company is also required to maintain a minimum of $5.0 million of qualified cash, which is included in restricted cash, minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions. As of December 31, 2011, the Company had available borrowing capacity under the Wells Fargo ABL of $14.4 million.

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

NOTE 9: SERIES D, SERIES E, SERIES F AND SERIES G PREFERRED UNITS

Series F Preferred Units and Series G Preferred Units

On November 17, 2011, the Company entered into a Subscription Agreement (the “Series F Subscription Agreement”) with PCA Holdings and Pegasus IV, (together with PCA Holdings and any permitted assignees under the Subscription Agreement, the “Purchasers”) pursuant to which the Company gave the Purchasers the option (the “Series F Option”), on or prior to December 31, 2011, to purchase up to 40,000 units (the “Series F Units”) of its securities at a price per Series F Unit of $1,000. Each Series F Unit consisted of: (i) one share of the Company’s newly designated Series F Preferred Stock (the “Series F Preferred Stock”) and (ii) 83 shares of the Company’s common stock, par value $0.001 per share.

Pursuant to the Series F Subscription Agreement, if, at any time while shares of Series F Preferred Stock remain outstanding, the Company issued securities (other than pursuant to the Company’s equity-based compensation plans) that resulted in gross proceeds to the Company of at least $50.0 million (a “Subsequent Issuance”), the Company must notify all holders of Series F Preferred Stock of the terms and conditions of such Subsequent Issuance. Simultaneous with, and subject to the closing of, such Subsequent Issuance, each holder of Series F Preferred Stock would have the right to: (i) require the Company to use the proceeds of such Subsequent Issuance to redeem all of such holder’s Series F Preferred Stock or (ii) convert all or a portion of such holder’s Series F Preferred Stock into the securities issued in the Subsequent Issuance on substantially the same terms and conditions governing the Subsequent Issuance. If a holder elected to convert its shares of Series F Preferred Stock, such holder would retain all of the shares of Common Stock issued in conjunction with each converted share of Series F Preferred Stock. All outstanding Series F Preferred Stock were to be redeemed on the later of February 21, 2014 or up to 91 days after a Subsequent Issuance.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series F Preferred Stock was recorded initially at fair value as a liability and subsequently recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series F Preferred Stock.

In connection with the execution of the Series F Subscription Agreement, PCA Holdings purchased 10,000 Series F Units for an aggregate purchase price of $10.0 million. On November 17, 2011, Leon Wagner, one of the Company’s directors, also purchased 1,500 Series F Units for an aggregate purchase price of $1.5 million.

On December 1, 2011, the Company entered into the Series G Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement, the Company issued an aggregate of 34,108 units (the “Series G Units”) of the Company’s securities at a price per Series G Unit of $1,000. Each Series G Unit consists of: (i) one share of the Company’s newly designated Series G Preferred Stock (the “Series G Preferred Stock”) and (ii) 83 shares of the Company’s common stock. Holdings II purchased 12,958 Series G Units and the additional accredited investors purchased 9,650 Series G Units for an aggregate of 22,608 Series G Units and total consideration of $22.6 million. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series G Preferred Stock was recorded initially at fair value as a liability and subsequently recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price is being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $239,000 for the year ended December 31, 2011.

The Series F Subscription Agreement provided that if the Company issued securities (other than issuances pursuant to the Company’s equity-based compensation plans) which PCA Holdings, in its sole discretion, determined were more favorable than the Series F Units, PCA Holdings would have the right (the “Conversion Right”), at any time prior to November 17, 2013, to require all Series F Unit Purchasers to exchange their Series F Units for such newly issued securities. Upon such occurrence, any outstanding right to purchase Series F Units under the Series F Option would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities.

In connection with the issuance of Series G Units by the Company, and pursuant to the Conversion Right, PCA Holdings elected to exchange all of its outstanding Series F Units and outstanding Series F Preferred Stock for Series G Units and Series G Preferred Stock, which required Mr. Wagner to also exchange his Series F Preferred Stock for Series G Preferred Stock. In connection with the exercise of the Conversion Right, (i) the Company exchanged each Series F Preferred Stock for one Series G Preferred Stock and agreed that the Series G Preferred Stock issued to the Series F Preferred Stock purchasers would be deemed to have begun earning and accruing the Dividend (as defined below) as of November 17, 2011 and (ii) the Series F Option was replaced by a right to purchase Series G Units pursuant to the terms and conditions of the Series G Subscription Agreement (the “Series G Option”). The Company issued 10,000 shares of Series G Preferred

Stock to PCA Holdings and 1,500 shares of Series G Preferred Stock to Mr. Wagner pursuant to the Conversion Right. PCA Holdings, Pegasus IV and Holdings II may assign all or any portion of their right to purchase Series G Units pursuant to the Series G Option to assignees of their choosing. Upon the conversion of the Series F Preferred Stock to Series G Preferred Stock, the Company treated this as an exchange with no remeasurement of the fair value of the Series F Preferred Stock at that time given both the Series F Preferred Shares and Series G Preferred Shares have similar terms. The converted Series F Preferred Stock to Series G Preferred Stock would subsequently be valued consistently with the other outstanding Series G Preferred Stock which is at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. All outstanding shares of Series G Preferred Stock are to be redeemed on the later of February 21, 2014 or up to 91 days after a Subsequent Issuance.

As of December 31, 2011, the Company had issued 34,108 Series G Units and raised an aggregate of $34.1 million pursuant to the Series G Subscription Agreement and the Series F Subscription Agreement.

Pursuant to the Series G Subscription Agreement, if, at any time while shares of Series G Preferred Stock remain outstanding, the Company issues securities (other than pursuant to the Company’s equity-based compensation plans) that results in gross proceeds to the Company of at least $50.0 million (a “Series G Subsequent Issuance”), the Company must notify all holders of Series G Preferred Stock of the terms and conditions of such Series G Subsequent Issuance. Simultaneous with, and subject to the closing of, such Series G Subsequent Issuance, each holder of Series G Preferred Stock would have the right to: (i) require the Company to use the proceeds of such Series G Subsequent Issuance to redeem all of such holder’s Series G Preferred Stock or (ii) convert all or a portion of such holder’s Series G Preferred Stock into the securities issued in the Series G Subsequent Issuance on substantially the same terms and conditions governing the Series G Subsequent Issuance. If a holder elects to convert its shares of Series G Preferred Stock, such holder would retain all of the shares of Common Stock issued in conjunction with each converted share of Series G Preferred Stock. Upon any conversion or redemption of the Series G Preferred Stock, each share of Series G Preferred Stock would be valued at its Accrued Value (as defined below).

In addition, if, at any time prior to November 17, 2013, the Company issues securities (other than issuances pursuant to the Company’s equity based compensation plans or pursuant to a Series G Subsequent Issuance) which PCA Holdings, in its sole reasonable discretion, determines are more favorable than the Series G Units, each Purchaser may exchange all of its Series G Stock, valued at the Accrued Value (as defined below) of the Series G Preferred Stock included in such Series G Unit Subscription, for such newly issued securities. Upon such occurrence, any outstanding rights to purchase Series G Units would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities.

The following table sets forth the allocation of the proceeds on the Series F and Series G Units between the fair market value of the common stock and the redeemable preferred shares:

	Total Proceeds	Fair Market Value of Common Stock	Redeemable Preferred Stock

Series F Units issued	$11,500,000	$2,204,895	$9,295,105
Series G Units issued	22,608,000	3,696,634	18,911,366

Total Series F and G Units	$34,108,000	$5,901,529	$28,206,471

Series G Preferred Stock Annual Cumulative Dividend

Each share of Series G Preferred Stock is entitled to an annual cumulative dividend of, (i) initially, 10.0%, (ii) commencing on November 17, 2012, 15.0%, and (iii) commencing on February 21, 2014, 18.0%, on the accrued value of such share. The dividend accrues daily and compounds on (i) November 17, 2012 and, (ii) from and after November 17, 2012, December 31 and June 30 of each year.

The dividend is accrued over the term of the Series G Preferred Stock on a weighted average rate based upon the applicable dividend rate over the term. On each dividend payment date subsequent to November 17, 2012, such dividend is required to be paid to each holder in cash semi-annually in arrears. The Company is only required to pay such dividend in cash to the extent that such payment would not result in an event of default under the Company’s (i) Wells Fargo ABL or (ii) Ares Capital Loan. Any dividend that accrues on or after November 17, 2012, and is required to be paid in cash but is not paid in cash, would continue to accrue and compound and be added to the accrued value of the Series G Preferred Stock.

During the year ended December 31, 2011, the Company accrued and expensed $238,000 of dividends on the Series G Preferred Stock.

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

The Series D Preferred Stock comprising part of the Series D Units was recorded at the original issuance price net of the fair value of the Series D Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series D Preferred Stock. The Series D Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series D Preferred Stock was $49.0 million for the year ended December 31, 2010. On December 22, 2010, all outstanding shares of the Series D Preferred Stock were converted into 44,072,123 shares of common stock pursuant to the certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation and as agreed by the Company under the terms of the Stock Purchase, Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Pegasus IV, LSGC Holdings and LED Holdings LLC, which was entered into as of September 30, 2010.

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

Upon original issuance, the Series D Warrants were considered a derivative financial instrument under FASB ASC 815-10-15, “Derivatives and Hedging,” due to a “down round” provision contained in the Series D Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. Pursuant to the terms of the Warrant Agreement, the Series D Warrants were amended to omit the down round provision. As of December 22, 2010, the effective date of the Warrant Agreement, the Series D Warrants were adjusted to fair value using the Monte Carlo valuation method and reclassified to additional paid-in capital. The change in fair value for the year ended December 31, 2010 related to the Series D Warrants resulted in an increase of $155.5 million and is recorded in the increase in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the year ended December 31, 2010 was due primarily to the change in the price of the Company’s common stock during this period.

On February 9, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”), effective as of February 4, 2011, with LSGC Holdings pursuant to which the Company issued 54,500,000 shares of common stock in exchange for LSGC Holdings’ Series D Warrant to purchase 60,758,777 shares of common stock and LSGC Holdings’ warrant to purchase 942,857 shares of common stock, which was previously issued to Pegasus IV in connection with its guaranty of the Company’s line of credit with the Bank of Montreal (“BMO”).

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

The Series E Preferred Stock comprising part of the Series E Units was recorded at the original issuance price net of the fair value of the Series E Warrants, which was determined using the Monte Carlo valuation method. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series E Preferred Stock. The Series E Preferred Stock was initially recorded as a liability because it was mandatorily redeemable. Accretion of Series E Preferred Stock was $24.1 million for the year ended December 31, 2010. On September 30, 2010, pursuant to the Recapitalization Agreement, Pegasus IV exchanged all of its outstanding shares of Series E Preferred Stock and its Series E Warrant for shares of common stock.

Each share of Series E Preferred Stock underlying the Series E Units was entitled to an annual cumulative dividend of 13.454% of $127.50, which compounded annually on the anniversary of the date of issuance.

Series E Warrants

Each Series E Warrant comprising part of the Series E Units evidenced the right of the holder to purchase 50 shares of the Company’s common stock at an exercise price of $7.00 per share of common stock. Each Series E Warrant was scheduled to expire on the twelfth anniversary of the date of issuance. Upon original issuance, the Series E Warrants were considered a derivative financial instrument due to a “down round” provision contained in the Series E Warrants and as a result were recorded as liabilities at fair value using the Monte Carlo valuation method with changes in fair value measured and recorded at the end of each quarter. The change in fair value for both the year ended December 31, 2010 related to the Series E Warrants was a decrease of $5.0 million, and was recorded in the decrease in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. The change in fair value for the year ended December 31, 2010 was due primarily to the decrease in the price of the Company’s common stock during this period.

The following table sets forth the allocation of the proceeds on the Series D and Series E Units between the fair market value of the warrants and the redeemable preferred shares:

Date of Issuance	Total Proceeds	Fair Market Value of Warrants	Preferred Stock
Series D Units:
March 3, 2010	$40,893,316	$27,644,882	$13,248,434
April 18, 2010	26,681,922	21,236,793	5,445,129
July 9, 2010	88,630	178,898	—

Total Series D Units	$67,663,868	$49,060,573	$18,693,563

Series E Units:
June 23, 2010	$30,000,112	$24,062,443	$5,937,669

NOTE 10: STOCKHOLDERS’ EQUITY AND RECAPITALIZATION AGREEMENT

Common Stock Issuances

On January 3, 2011, the Company issued 286,365 shares of common stock to its non-employee directors in settlement of directors’ fees of $945,000 for 2011.

On January 13, 2011, the Company issued a warrant to The Home Depot (the “THD Warrant”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The

Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. In June 2011, the Company determined that 1,000,000 shares issuable pursuant to the THD Warrant had vested based on purchases made in the first half of 2011 and recorded a $2.5 million reduction in revenue for the year ended December 31, 2011.

On January 26, 2011, the Company received $18.0 million from a private placement of 5,454,545 shares of its common stock to certain accredited investors, including affiliates of Pegasus Capital and two of the Company’s directors.

On February 9, 2011, the Company entered into the Exchange Agreement, effective as of February 4, 2011, with LSGC Holdings pursuant to which, the Company agreed to issue 54,500,000 shares of common stock in exchange for its Series D Warrant to purchase 60,758,777 shares of common stock and its warrant to purchase 942,857 shares of common stock, which was previously issued in connection with the original guaranty of the Company’s line of credit with BMO.

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

Warrants for the Purchase of Common Stock

As of December 31, 2011, the Company had the following warrants outstanding for the purchase of common stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in March 2007 private placement	Private Placement A Warrants	2,966,157	$1.60	March 9, 2012 through November 5, 2012

Line of credit guarantors	Financing guarantees	27,625	$6.00	January 22, 2012 through March 5, 2012

Investors in rights offering	Series D Warrants	1,171,044	$5.90 to $5.92	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	5,000,000	$2.00	December 31, 2014 through December 31, 2018

		9,164,826

As of December 31, 2011, all warrants shown in the table above are fully vested, except those issued to The Home Depot. As discussed above, 1,000,000 shares issuable pursuant to the THD Warrant vested during the year ended December 31, 2011 when the product purchases for the period satisfied the prescribed vesting conditions.

NOTE 11: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Capital. In addition, the Company agreed to pay $187,500 for the next four calendar quarters and $125,000 for each of the four calendar quarters thereafter in exchange for these support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 84.1% of the Company’s common stock as of December 31, 2011. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $625,000, $1.1 million and $0, respectively, of management fees pursuant to the Support Services Agreement.

During the year ended December 31, 2011, the Company incurred consulting fees of $369,000 for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital. No fees were paid to GYRO LLC during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2011 the Company recorded $43,000 in interest expense related to the advance on Mr. Gibler’s life insurance from Holdings II. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $1.7 million and $4.7 million, respectively, in combined interest expense, guaranty fees and transaction fees related to the convertible note issued to Pegasus IV and Pegasus IV’s promissory notes and guaranty of the BMO line of credit.

During the years ended December 31, 2011, 2010 and 2009 the Company incurred consulting fees of $549,000, $379,000 and $0, respectively, for services provided by MWW Group, which is owned by Michael Kempner, a director of the Company.

In addition, the Company issued common stock and preferred stock (units) to related parties as discussed in notes 9 and 10.

NOTE 12: EQUITY BASED COMPENSATION PLANS

On July 26, 2005, a predecessor company adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, the Company’s Board of Directors amended, restated and renamed the 2005 Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the Board of Directors approved an amendment to the Equity Plan that among other things increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on May 26, 2010. On February 10, 2011, the Board of Directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on August 10, 2011.

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

Stock Option Awards

The following table summarizes stock option activity as of December 31, 2011 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	12,753,756	$1.38
Granted	2,850,000	3.66
Exercised	(1,227,125)	1.02
Forfeited or expired	(1,308,782)	3.05

Outstanding as of December 31, 2011	13,067,849	$1.75	7.28	$4,881,048

Vested or expected to vest as of December 31, 2011	12,565,148	$1.70	7.22	$4,808,791

Exercisable as of December 31, 2011	8,352,099	$1.22	6.38	$4,072,204

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

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on December 31, 2011 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2011. This value fluctuates with the changes in the price of the Company’s common stock. As of December 31, 2011, there was $7.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.22 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.00 - $1.00	8,351,256	7.09	1.00	6,880,631	1.00
$1.11 - $3.28	2,020,493	5.84	2.06	1,133,368	1.59
$3.29 - $3.99	1,890,350	9.22	3.54	132,350	3.38
$4.08 - $4.95	737,750	8.44	4.36	187,750	4.90
$5.05 - $5.05	50,000	9.07	5.05	—	0.00
$7.40 - $7.40	5,500	5.11	7.40	5,500	7.40
$10.80 - $10.80	12,500	5.59	10.80	12,500	10.80

Total	13,067,849	7.28	1.75	8,352,099	1.22

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2011	2010	2009

Weighted average grant date fair value per share of options	$3.66	$1.00	$0.27
Total intrinsic value of options exercised	$3,044,903	$659,148	$—

Restricted Stock Awards

In April 2008, the Company issued restricted stock awards to certain of its management staff for a total of 841,250 shares of common stock. The vesting schedule for these restricted stock awards was as follows: (i) 33% of the total awarded shares vest on the first date after the grant date that the Company’s “Recognized Revenue” equals $50 million, (ii) 34% of the awarded shares vest on the first date after the grant date that the Company’s Recognized Revenue is greater than $115 million and (iii) 33% of the awarded shares shall vest on the first day after the grant date that the Company’s Recognized Revenue is greater than $150 million. In any event, all outstanding restricted stock awards vested on the third anniversary of the grant date, which was April 2011. For purposes of the vesting schedule, Recognized Revenue is defined as the cumulative gross revenue generated by (i) sales of products that have been delivered to customers of the Company or one of its subsidiaries, or (ii) licensing of the technology developed by the Company or one of its subsidiaries, since January 1, 2008.

On April 28, 2011, the Company issued restricted stock awards to its Chief Executive Officer for a total of 1,000,000 shares of common stock. The vesting schedule for these restricted stock awards is 100% vested on the fourth anniversary of the grant date.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense related to restricted stock awards of $484,000, $(14,000) and $2.1 million, respectively.

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under the Company’s Equity Plan as of December 31, 2011 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested as of December 31, 2010	176,668	$4.90
Granted	1,000,000	3.50
Vested	(135,001)	4.90
Forfeited	(41,667)	4.90

Nonvested as of December 31, 2011	1,000,000	$3.50

The fair value of the restricted stock that vested during the years ended December 31, 2011 and 2010 was $662,000 and $1.1 million, respectively. As of December 31, 2011, there was $2.9 million of unrecognized compensation cost related to restricted stock granted under the Equity Plan.

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

The Company recorded stock option expense of $3.2 million, $3.9 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2011	2010	2009
Exercise price	$2.50 - $5.05	$1.00 - $3.31	$0.60 - $1.00
Fair market value of the underlying stock on date of grant	$2.50 - $5.05	$0.85 - $3.31	$0.60 - $0.41
Stock Option Grants:
Risk-free interest rate	0.92% - 2.37%	1.33% - 2.61%	2.43% - 3.52%
Expected life, in years	4.00 - 6.25	0.12 - 6.25	10.0
Expected volatility	71.10% - 100.05%	63.4% - 86.1%	75.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected forfeiture rate	8.78%	23.0%	0.0%
Fair value per share	$1.91 - $3.29	$0.29 - $2.28	$0.28 - $0.35

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

2008 Employee Stock Purchase Plan

On December 23, 2008, the board of directors adopted the Lighting Science Group Corporation 2008 Employee Stock Purchase Program (the “2008 ESPP”). The purpose of the 2008 ESPP was to provide a means through which employees could purchase shares of common stock on an after-tax basis through payroll deductions. All Company employees were eligible to participate and amounts credited to a participant’s account during each payroll period were automatically used to purchase a whole share based on the fair market value of the common stock on the date the shares are purchased. There was no limit on the number of shares that may be purchased under the 2008 ESPP. On February 10, 2011, in conjunction with the board of directors’ adoption of the Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (the “2011 ESPP”), the 2008 ESPP was amended, effective as of March 1, 2011, to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP. During 2011, the Company issued 350 shares of its common stock to certain employees under the 2008 ESPP at $4.13 per share.

2011 Employee Stock Purchase Plan

All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. The total number of shares of common stock that may be purchased by eligible employees under the 2011 ESPP is 2,000,000 shares, subject to adjustment. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by the Company’s stockholders at its annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of common stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the initial offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of common stock of the Company, but may not purchase more than 2,000 shares per year. The purchase price for each purchase period will be 85% of the fair market value of a share of common stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During 2011, the Company issued 13,705 shares of its common stock to certain employees under the 2011 ESPP at prices ranging from $1.62 to $2.32 per share.

NOTE 13: RESTRUCTURING EXPENSES

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. For the year ended December 31, 2011, the Company incurred $522,000 of costs as a result of severance and termination benefits and a write-down of tooling, production and test equipment of $76,000. In addition, the restructuring plan included recording an inventory valuation allowance of $19.2 million and a provision for losses on purchase commitments of $8.5 million for the year ended December 31, 2011, which are included in cost of goods sold.

In August 2010, the Company announced restructuring plans to increase efficiencies across the organization and lower the overall cost structure. These plans included the consolidation of the Company’s research and development and product development operations, including its California operations to the Company’s headquarters in Satellite Beach, Florida and the restructuring of the European operations from a development and manufacturing business to a sales and marketing business. These restructuring plans included a reduction in full time headcount in the United States and Europe, which was partially completed by December 2010 and was completed in the first quarter of 2011. For the year ended December 31, 2010, the Company incurred $1.7 million of severance and termination benefits and rent costs as a result of the closing of the California offices and a reduction in workforce and relocation to smaller offices in The Netherlands. These expenses were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

In the second quarter of 2009, the Company determined it would consolidate U.S. operations from four locations to two and moved both the Dallas, Texas based headquarters and the New Jersey based light engine business to Satellite Beach, Florida. In addition, headcount was reduced for the California business. For the year ended December 31, 2009, the Company incurred $950,000 of costs related to severance and termination benefits related to these headcount reductions.

A summary of the restructuring and other costs recognized for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total

Amounts expected to be incurred	$2,185,694	$764,718	$461,648	$3,412,060

Amounts incurred in:
2009	702,625	408,564	—	1,111,189
2010	961,437	356,154	385,243	1,702,834
2011	521,632	—	76,405	598,037

Cumulative amount incurred as of December 31, 2011	$2,185,694	$764,718	$461,648	$3,412,060

The expenses for the year ended December 31, 2010 were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

As of December 31, 2011 and 2010, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Total
Accrued liability as of December 31, 2009	$602,598	$408,565	$1,011,163
Charges	961,438	356,154	1,317,592
Payments	(1,400,259)	(297,412)	(1,697,671)

Accrued liability as of December 31, 2010	$163,777	$467,307	$631,084
Charges	521,632	—	521,632
Payments	(317,241)	(292,468)	(609,709)

Accrued liability as of December 31, 2011	$368,168	$174,839	$543,007

The remaining accrual as of December 31, 2011, of $543,000 is expected to be paid during the year ending December 31, 2012.

The restructuring and other related charges are included in the line item restructuring expenses in the consolidated statement of operations.

NOTE 14: INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax provision (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2011	2010	2009

Loss before taxes
Domestic	$(88,529,365)	$(280,248,240)	$(41,270,723)
Foreign	(1,905,203)	(16,013,806)	(7,279,206)

Total	$(90,434,568)	$(296,262,046)	$(48,549,929)

Deferred income tax expense (benefit)
Federal	$—	$—	$1,191,588
State	—	—	—
Foreign	—	(1,123,107)	(1,604,590)

Deferred income tax benefit	$—	$(1,123,107)	$(413,002)

Income tax benefit	$—	$(1,123,107)	$(413,002)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2011	2010	2009

Loss before taxes	$(90,434,568)	$(296,262,046)	$(48,549,929)

Income tax benefit applying United States federal statutory rate of 34%	$(30,747,753)	$(100,729,096)	$(16,506,976)
State taxes, net of federal benefit	(2,101,978)	(1,862,197)	—

Permanent differences
Accretion of preferred stock	81,399	24,846,275.00	—
Preferred stock dividends	80,860	1,201,830.00	—
Derivative fair value adjustment	—	51,189,560.00	—
Qualified stock option expense	—	754,640.00	—
Goodwill impairment	978,797	—	—
Life insurance proceeds	(2,380,000)	—	—
Other	110,030	—	61,791
Increase in valuation allowance	31,771,303	27,396,343	15,992,522
Change in effective tax rate - United States	2,333,139	(4,138,374)	—
Change in effective tax rate - foreign	266,728	406,760	—
Rate difference between United States federal statutory rate and Netherlands statutory rate	—	2,241,933	577,652
Other	(392,525)	(2,430,781)	(537,991)

Income tax expense (benefit)	$—	$(1,123,107)	$(413,002)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2011	2010

Deferred income tax assets
Net operating loss carryforwards	$84,966,611	$62,204,274
Net operating loss carryforwards recorded by foreign subsidiary	2,945,626	2,565,528
Charitable contribution carryforward	31,714	10,348
Stock based compensation	2,190,217	1,517,591
Inventories	6,538,048	1,048,025
Reserve for losses on non-cancelable purchase commitments	1,727,951	—
Accounts receivable	501,188	170,472
Impairment on intangible assets	450,867	—
Warranty liability	191,194	204,942
Accrued vacation	247,767	175,629
Accrued Florida use tax	45,633	—

Total deferred income tax assets	99,836,816	67,896,809
Less: valuation allowance	(99,668,104)	(67,896,809)

Net deferred tax assets	$168,712	$—

Deferred income tax liabilities
Stock losses	$(168,712)	$—

Total deferred income tax liabilities	(168,712)	—

Net deferred tax liabilities	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $99.7 million valuation allowance as of December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $31.8 million.

As of December 31, 2011, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2012	$4,586,864	$—
2016	—	3,869,995
2017	—	4,265,206
2018	13,760,592	4,692,440
2019	2,293,432	1,900,491
2020	1,473,066	—
2021	2,769,043	—
2022	1,840,300	—
2023	2,031,270	—
2024	3,353,481	—
2025	2,293,432	—
2026	2,293,432	—
2027	9,937,230	—
2028	29,631,134	—
2029	33,916,312	—
2030	50,887,617
2031	68,050,710

Total	$229,117,915	$14,728,132

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2011, 2010 and 2009.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2011, the Company’s income tax returns prior to 2008 and 2007 are closed to examination for federal and state purposes, respectively. The Company’s 2008 federal income tax return is currently being examined by the Internal Revenue Service. Additionally, income tax returns filed in the Netherlands for the years 2009 and 2010 are being examined by the taxing authorities. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

NOTE 15: GEOGRAPHIC INFORMATION

For the years ended December 31, 2011, 2010 and 2009, the Company has determined that the United States and the Netherlands were the only regions from which the Company had in excess of 10% of revenue. The following tables set out the total revenue and total assets of the geographical regions:

	For the Years Ended December 31,
Total Revenues by Geographical Region	2011	2010	2009
United States	$101,189,399	$42,223,225	$18,270,531
The Netherlands	6,218,034	8,843,899	10,428,418
Other	1,574,155	2,101,889	2,677,867

	$108,981,588	$53,169,013	$31,376,816

	As of December 31,
Total Assets by Geographical Region	2011	2010
United States	$104,919,955	$64,860,527
Mexico	4,912,973	2,054,782
The Netherlands	2,648,464	4,675,136
Other	2,169,116	902,918

	$114,650,508	$72,493,363

NOTE 16: CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 2011 and 2010, the Company had two customers whose revenue collectively represented 73% and 56% of total revenue, respectively. For the year ended December 31, 2009, the Company had no customers whose revenue was greater than 10% of total revenue.

As of December 31, 2011 and 2010, the Company had two customers whose accounts receivable balance collectively represented 69% and 47% of accounts receivables, net of reserves, respectively.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2011, the Company had $45.2 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2011, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2012	$2,006,155
2013	650,755
2014	466,558
2015	98,152
2016	38,174
Thereafter	—

$3,259,794

During the years ended December 31, 2011, 2010 and 2009, the Company incurred rent expense of $2.6 million, $1.4 million and $1.5 million, respectively.

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

During October 2011, the Company was notified of a contract dispute with one of its customers of LSGBV that seeks monetary damages of $1.2 million. Because of the inherent uncertainties associated with the matter, including the early stage, the Company can only estimate a possible range of loss of zero to $1.2 million, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the allegations.

NOTE 18: DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the year ended December 31, 2011, the Company contributed $194,000 to the 401(k) Plan. No contributions were made to the 401(k) Plan for the years ended December 31, 2010 or 2009.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2011 and 2010:

	0000,000,000	0000,000,000	0000,000,000	0000,000,000
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$21,218,416	$23,441,614	$27,350,283	$36,971,275
Gross margin	(1,518,969)	1,375,859	(25,126,342)	5,063,895
Net loss	(16,361,792)	(7,180,563)	(49,084,542)	(17,807,671)
Basic and diluted net loss per weighted average common share	$(0.10)	$(0.04)	$(0.25)	$(0.09)

	00000,000,000	00000,000,000	00000,000,000	00000,000,000
	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$5,433,944	$9,759,159	$15,137,902	$22,838,008
Gross margin	1,122,500	(774,671)	(1,658,756)	(4,541,911)
Net loss	(13,593,828)	(112,082,211)	(56,698,794)	(112,764,106)
Basic and diluted net loss per weighted average common share	$(0.47)	$(3.70)	$(1.85)	$(1.32)

NOTE 20: VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2011	$851,191	(9,133)	2,001,614	—	(1,330,061)	$1,513,611
2010	$620,664	(28,275)	604,761	—	(345,959)	$851,191
2009	$995,462	(6,765)	747,828	—	(1,115,861)	$620,664

Inventory valuation allowance
2011	$4,338,665	(32,485)	20,537,341	2,743,170	(7,844,811)	$19,741,880
2010	$7,842,604	(230,112)	2,691,787	—	(5,965,614)	$4,338,665
2009	$4,864,532	38,349	4,451,542	—	(1,511,819)	$7,842,604

Provision for purchase commitments
2011	$—	—	8,549,202	(2,743,170)	—	$5,806,032
2010	$—	—	—	—	—	$—
2009	$—	—	—	—	—	$—

NOTE 21: SUBSEQUENT EVENTS

From January 1, 2012 through April 13, 2012, the Company issued an aggregate of 12,250 units of its Series G Preferred Units for total proceeds of $12.3 million. Each Series G Unit consists of: (i) one share of the Series G Preferred Stock (the “Series G Preferred Stock”) and (ii) 83 shares of common stock.

Of the 46,358 Series G Units issued through April 13, 2012, the Company issued 5,000 units of its Series G Units to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings may be obligated to redeem the preferred membership interests if the Company (i) incurs aggregate indebtedness that exceeds (a) the indebtedness permitted under its working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of its earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) the Company issues outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate. On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the preferred membership interest held by Continental, the Company entered into a letter agreement with LSGC Holdings pursuant to which it agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising, in connection, with the LSGC Holdings preferred membership interests held by Continental arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap. Pursuant to the letter agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the Private Placements.

Through April 13, 2012, 15,650 and 12,958 Series G Units have been issued to PCA Holdings and Holdings II, respectively, for total proceeds of $15.7 million and $13.0 million, respectively, and 4,500 Series G Units have been issued to Leon Wagner, a member of the board of directors, for total proceeds of $4.5 million.