Form 10-K/A
period 2011-12-31
LIGHTING SCIENCE GROUP CORP
filed 2012-04-30
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 25, 2012 was 207,168,141 shares.

EXPLANATORY NOTE

Lighting Science Group Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Lighting Science Group”, “we”, “us”, “our” or the “company”) is filing this Amendment No. 1 on Form 10-K/A, (this “Amendment”), to its Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”), on April 16, 2012 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Part III of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to: (i) provide the additional information required by Part III of Form 10-K because a definitive proxy statement containing such information may not be filed by the company within 120 days after the end of the fiscal year covered by the Original Filing, and (ii) file Exhibit 10.38 and Exhibit 10.39, which were inadvertently omitted in the Original Filing. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV of the Original Filing is hereby amended and restated in its entirety, with the only changes being the modification of the Index of Exhibits and the addition of Exhibits 10.38 and 10.39 filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

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

Below is a list of the names and ages as of April 25, 2012 of our directors and executive officers and a brief account of the experience of each of them:

Name	Age	Positions
James Haworth	49	Chief Executive Officer and Chairman of the Board

Gregory Kaiser	40	Chief Financial Officer

Fredric Maxik	52	Chief Technology Officer

David Henderson	40	Chief Development Officer

Richard Weinberg	52	Vice Chairman of the Board

Charles Darnell	74	Vice Chairman of the Board

Donald Harkleroad	68	Vice Chairman of the Board

Robert Bachman	70	Director

David Bell	68	Director

Michael Kempner	54	Director

T. Michael Moseley	62	Director

Leon Wagner	59	Director

Executive officers

James Haworth was appointed to serve as our Chief Executive Officer in April 2011 and Chairman of our board of directors in June 2011. Mr. Haworth previously served as the head of marketing and strategy for Philips Professional Luminaires North America, or Philips North America, where he was responsible for all upstream marketing functions of Philips North America’s lighting business and managed Philips North America’s mergers and acquisitions activities in LED lighting. Mr. Haworth has also served as the President and Chief Executive Officer of JJI Lighting Group, which in 2006 was strategically sold to the Genlyte Group. Mr. Haworth supervised the acquisition and implementation team at the Genlyte Group until it was subsequently purchased by Philips North America in 2008. Mr. Haworth is a Certified Public Accountant and holds a BBA from Loyola University of Chicago and a MBA from the J.L. Kellogg Graduate School of Business at Northwestern University. He is a member of several professional associations, including the American Institute of Certified Public Accountants.

Gregory Kaiser has served as our Chief Financial Officer since July 2010. Prior to joining us, Mr. Kaiser held senior accounting positions with both publicly-traded and privately-held companies. Since 2009, Mr. Kaiser has served as Co-founder and Chief Financial Officer for Mycontent.com, LLC, a start-up social networking website. Prior to joining Mycontent.com, from 2003 until 2009, Mr. Kaiser held numerous positions, including Vice President and Chief Financial Officer of an internal division, with HD Supply, Inc., a wholesale distributor serving professional customers in the infrastructure and energy, maintenance and improvement and specialty construction markets. Prior to joining HD Supply, Inc., Mr. Kaiser served as Assistant Corporate Controller for Hughes Supply, Inc., a former public company listed on the New York Stock Exchange. From 2001 until 2003, Mr. Kaiser served as Division Controller for Equitable Resources, Inc., a public company traded on the New York Stock Exchange. From 1996 to 2001, Mr. Kaiser served with the Internal Audit division of Pitt-Des Moines, Inc., and from 1994 to 1996, Mr. Kaiser served as an accountant for Deloitte & Touche LLP. Mr. Kaiser is a Certified Public Accountant and received a bachelor’s degree from West Virginia University in Business Administration/Accounting.

Fredric Maxik has served as our Chief Technology Officer since January 2010 and from June 2004 to October 2007. Prior to serving in this capacity, Mr. Maxik served as our Chief Scientific Officer from October 2007 to January 2010. He also served as a director from August 2004 to October 2007. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electric Co., Ltd., in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he was recruited to the position of Vice President of Product Development for Onkyo Corporation in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik has 38 U.S. patents in the field of solid state lighting. Mr. Maxik is an operating advisor for Pegasus Capital, an affiliate of our largest stockholders that collectively beneficially owned approximately 83.1% of our common stock as of April 25, 2012.

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

Directors

Richard Weinberg was appointed to serve as Vice Chairman of our board of directors in June 2011 and has served as a director since October 2007. He previously served as our Interim Chief Executive Officer from January 2011 to April 2011 and served as Chairman of our board from January 2011 to June 2011. Mr. Weinberg joined Pegasus Capital as a Partner in 2005. Pegasus Capital is a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Mr. Weinberg has over 28 years of business development and complex financial and legal restructuring experience. From 2000 to 2005, Mr. Weinberg served as CEO of G-I Holdings (f/k/a GAF Corporation), leading that entity’s bankruptcy restructuring efforts, and from 1993 to 2005, he served as General Counsel and a senior executive of GAF Materials Corporation and International Specialty Chemicals, Inc., building products and specialty chemicals companies, respectively.

We believe Mr. Weinberg is qualified to serve on our board of directors because he brings a significant amount of business experience to the board through previously serving as an executive officer and director of other companies. In addition, Mr. Weinberg has extensive business development and complex financial and legal restructuring experience.

Charles Darnell has served as a director for us since October 2010 and was appointed to serve as Vice Chairman of our board on December 21, 2010. For 43 years, from March 1963 until retirement in August 2005, Mr. Darnell was with Lithonia Lighting, later named Acuity Brands, where he started as Chief Information Officer before later becoming Vice Chairman. Since retiring from Acuity Brands, Mr. Darnell has consulted with several companies specializing in technology such as lighting, wireless networks and electronic medical and metering equipment. He and his family also own several small companies engaged in servicing the interior designer market, including International Arts Group, Wingz Marketing, Trimarc Installation, LLC and iDesign.

We believe Mr. Darnell is qualified to serve on our board of directors because he has considerable experience relating to lighting industry operations and, thus provides a critical business perspective to our board.

Donald Harkleroad has served as a director for us since 2003 and was appointed to serve as Vice Chairman of our board on December 21, 2010. He is President of The Bristol Company, an Atlanta-based private holding company with interests in the food service, technology services, real estate and merchant banking industries. From 2003 until 2011, Mr. Harkleroad served as a director for Easylink Services International Corp., a global provider of on-demand electronic messaging and transaction services. Until its sale in 2006, he was also a founding director of Summit Bank Corporation, a commercial bank with offices in Georgia, Texas and California.

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

Robert Bachman has served as a director for us since 2003. He is the majority partner in USGT Investors, L.P., (“USGT”), an investment company based in Dallas, Texas. USGT primarily takes a minority investment position in companies that are controlled by large institutional investors. Mr. Bachman actively manages USGT’s investment portfolio, which currently includes Lighting Science Group, in addition to a shale oil exploration and production company with a large acreage position in Montana, a fusion energy company based in California and a Swiss company with interests in European steel companies. Previously, Mr. Bachman served as Vice President – Finance with a German-owned company that invested in commercial real estate in North America, and subsequently was Executive Vice President and General Manager of an oil and gas investment company affiliate of the German-owned company. He began his business career with Anheuser Busch in St. Louis, Missouri and has an M.B.A. from Columbia University. Mr. Bachman was also an officer in the U.S. Navy.

We believe Mr. Bachman is qualified to serve on our board of directors because he brings a broad base of financial and investment knowledge from a variety of industries to our board of directors.

David Bell has served as a director for us since October 2007. Since March 16, 2006, he has served as Chairman Emeritus of The Interpublic Group of Companies, (“Interpublic”), a provider of advertising, specialized marketing and communication services. Previously, he served as Interpublic’s Co-Chairman from January 2005 until March 15, 2006, Chairman and Chief Executive Officer from February 2003 to January 2005 and Vice Chairman from June 2001 to February 2003. From March 1999 to 2001, Mr. Bell served as Chairman and Chief Executive Officer of True North Communications, Inc., a provider of advertising and marketing services. From 1992 to March 1999, he served as Chairman and Chief Executive Officer of Bozell Worldwide. Mr. Bell serves on the Board of Directors of Warnaco Group Inc. and is the former Chairman of the Board of Directors of The National Forest Foundation and Co-Chairman of the Advertising Council Advisory Group. Mr. Bell is also a member of the Advertising Hall of Fame and is an operating advisor of Pegasus Capital, an affiliate of our largest stockholders the collectively beneficially owned approximately 83.1% of our common stock as of April 25, 2012.

We believe Mr. Bell is qualified to serve on our board of directors because he is a recognized marketing expert and brings significant financial and business knowledge and executive leadership experience to our board from his service as an executive officer and director of Interpublic and other publicly traded companies.

Michael Kempner has served as a director for us since March 2010. He is the Founder, President and Chief Executive Officer of MWW Group, Inc. Mr. Kempner is an authority on investor relations, public affairs, business-to-business and consumer marketing and corporate social responsibility, and Mr. Kempner has successfully guided corporate communications programs for numerous companies. Mr. Kempner is also an operating advisor of Pegasus Capital, an affiliate of our largest stockholders the collectively beneficially owned approximately 83.1% of our common stock as of April 25, 2012.

We believe Mr. Kempner is qualified to serve on our board of directors because he brings significant financial and business knowledge and executive leadership experience to our board through serving as an executive officer and director of MWW Group. In addition, Mr. Kempner has valuable marketing, public affairs and corporate communications experience.

T. Michael Moseley has served as a director for us since March 2010. He is a retired United States Air Force four-star general. Mr. Moseley is a fighter pilot with more than 2,800 flight hours, many in the F-15 Eagle. Mr. Moseley’s final Air Force assignment was Chief of Staff of the Air Force. He retired from the Air Force in August 2008. Mr. Moseley is an operating advisor for Pegasus Capital, an affiliate of our largest stockholders the collectively beneficially owned approximately 83.1% of our common stock as of April 25, 2012.

We believe Mr. Moseley is qualified to serve on our board of directors because he brings perspective to our board as a private investor as well as a significant amount of leadership experience through previously serving as Chief of Staff of the Air Force.

Leon Wagner has served as a director for us since January 2011. Mr. Wagner was a founding Partner and Chairman of GoldenTree Asset Management (“GoldenTree”) from 2000 to 2010, an alternative asset management firm specializing in leveraged loans, high yield bonds, distressed assets and equities in hedge, long only and structured funds. At the time of his retirement in December 2010, GoldenTree managed in excess of $12 billion in capital. Prior to founding GoldenTree, Mr. Wagner was the co-head of the high yield sales and trading department at CIBC World Markets from 1995 to 2000. He joined CIBC in 1995 when it acquired The Argosy Group, LP. Mr. Wagner directed public and private placement marketing and structuring for high yield issuance at both institutions. Mr. Wagner is also a distinguished philanthropist and the 2003 recipient of the Gustave L. Levy Award, presented by the UJA-Federation of New York, in recognition of service to the community. Mr. Wagner received his M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Lafayette College.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them except: Craig Cogut (3 late filings/7 late transactions); Charles Darnell (1 late filing/2 late transactions); James Haworth (1 late filing/2 late transactions); David Henderson (1 late filing/1 late transaction); Michael Kempner (2 late filings/4 late transactions); LSGC Holdings (1 late filing/1 late transaction); Pegasus IV (2 late filings/2 late transactions); and Leon Wagner (4 late filings/9 late transactions).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The Code of Business Conduct and Ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the Code of Business Conduct and Ethics, employee misconduct, improper conflicts of interest or other violations. Our Code of Business Conduct and Ethics is available on our website at www.lsgc.com in the “Corporate Governance” section found under the “Who We Are” tab.

Audit committee

Our board of directors has established an Audit Committee. Our Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (8) reviewing and monitoring the guidelines and policies governing risk assessment and risk management.

Our Audit Committee consists of Messrs. Bachman, Darnell and Harkleroad, and Mr. Bachman is the chairman of our Audit Committee. Our board of directors has determined that each of the members of our Audit Committee is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Our board of directors has determined that Mr. Bachman qualifies under the NASDAQ listing standards as an “audit committee financial expert” within the meaning of the rules of the SEC.

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

For fiscal 2011, our NEOs were:

Name	Title
James Haworth	Chief Executive Officer and Chairman of the Board
Gregory Kaiser	Chief Financial Officer
Fredric Maxik	Chief Technology Officer
David Henderson	Chief Development Officer
Edward (“Ted”) Russ	Chief Business Development Officer
Zachary Gibler (1)	Former Chief Executive Officer and Chairman of the Board
John Stanley (2)	Former Chief Operating Officer

(1)	Mr. Gibler would have been a NEO for fiscal year 2011 but for the fact that he passed away on January 2, 2011.
(2)	Mr. Stanley would have been a NEO for fiscal year 2011 but for the fact that his employment terminated on August 18, 2011.

Recent Events

Zachary Gibler, our former Chief Executive Officer, passed away on January 2, 2011 and Richard Weinberg assumed the duties of Chairman of the Board and interim Chief Executive Officer. Mr. Weinberg agreed to serve in this capacity for no additional compensation. Effective April 28, 2011, James Haworth was appointed to serve as Chief Executive Officer, replacing Mr. Weinberg. A summary of the terms of Mr. Haworth’s employment agreement is included under “Employment Agreements” below.

Overview and Responsibility for Compensation Decisions

The Compensation Committee of our board of directors has responsibility for evaluating the performance and development of our executive officers in their respective positions, reviewing individual compensation as well as corporate compensation principles and programs, establishing corporate and individual performance objectives as they affect compensation, making determinations as to whether and to what extent such performance objectives have been achieved and ensuring that we have effective and appropriate compensation programs in place. In addition, our Compensation Committee considers whether any of our compensation policies and practices create risks to our risk management practices or provide risk-taking incentives to our executives and other employees. Our CEO supports our Compensation Committee by driving our annual business plan process, providing information related to the ongoing progress under our annual business plan and other business and financial results, undertaking performance assessments of other executives and presenting other personnel-related data for the Committee’s consideration. In addition, as the manager of our executive team, our CEO assesses each executive’s contribution to corporate goals as well as achievement of his or her individual goals and makes a recommendation to our Compensation Committee with respect to compensation for executive officers other than himself. Our Compensation Committee meets, including in executive sessions, to consider these recommendations, conducts a similar evaluation of the CEO’s contributions to corporate goals and achievement of individual goals and makes determinations related to the CEO’s and the other executive officers’ compensation.

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

In setting compensation levels for individual officers, our Compensation Committee applies its judgment in determining the amount and mix of compensation elements for each NEO, and to date our compensation process has been a largely discretionary process based upon the collective experience and judgment of the Compensation Committee members acting as a group. Factors affecting the Committee’s decisions in setting compensation generally include:

•	overall corporate performance;

•

the individual officer’s performance against corporate-level strategic goals established as part of our annual business plan and the officer’s effectiveness in managing toward achievement of those goals;

•	the nature and scope of the officer’s responsibilities; and

•	informal market surveys and the personal experience of members of our board of directors.

The Compensation Committee has also reviewed our compensation policies and practices for all of the executive officers and other employees and determined that any risks arising from such compensation policies and practices, including any risks to our risk management practices and risk-taking incentives created from such compensation policies and practices, are not reasonably likely to have a material adverse effect on the company.

While our Compensation Committee is authorized to engage the services of outside consultants and advisors, neither the Compensation Committee nor our management has to date retained a compensation consultant to review or provide advice with respect to our policies and procedures with respect to executive compensation. To date, we have not formally benchmarked our executive compensation against peer companies, and we have not identified a group of peer companies against which we would compare our compensation practices. While our Compensation Committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted formal or informal policies or guidelines for allocating compensation between long-term and current compensation or between cash and non-cash compensation. Our Compensation Committee intends to continue to manage our executive officer compensation programs on a flexible basis that will allow it to respond to market and business developments as it views appropriate, but will continue to consider whether the use of consultants, formal benchmarking and/or fixed guidelines for allocating between compensation components would aid the Committee in setting compensation levels or allocating between types of compensation.

We have historically reviewed company compensation as part of the annual business plan process undertaken by management and our board of directors in the early part of each year. During this process, our Compensation Committee reviews overall compensation, evaluates performance, determines corporate-level performance goals for that year’s business plan and, when appropriate, makes changes to one or more components of our executives’ compensation.

During our 2011 annual meeting, we held a stockholder advisory vote on the compensation of our NEOs as described in our 2011 proxy statement, commonly referred to as a say-on-pay vote. Stockholders representing over 99% of the stockholders present and entitled to vote at the meeting voted in favor of the 2011 say-on-pay resolution approving the compensation of our NEOs. As our Compensation Committee evaluated its compensation practices and talent needs throughout 2011, it was mindful of the strong support stockholders expressed for its pay for performance compensation philosophy. Additionally, in determining how often to hold a stockholder advisory vote on executive compensation, our board of directors took into account the strong preference for a triennial frequency expressed by stockholders at our 2011 annual meeting relating to future advisory stockholder votes on our executive compensation. Accordingly, our board of directors has determined that we will hold an advisory stockholder vote on our executive compensation on a triennial basis.

Historically, the exercise price of our stock options has been at least equal to the fair market value of our common stock on the date of grant. The fair market value of our common stock has been established by reference to the closing price of our common stock on the OTC Bulletin Board or the Pink Sheets, as applicable, on the date of grant.

Compensation Components

Compensation for our executive officers has been highly individualized, at times structured as a result of arm’s length negotiations when an officer is initially hired, and always taking into account our financial condition and available resources. The resulting mix of compensation components has primarily included:

Compensation Component	Description	Relation to Compensation Objectives
Base Salary	Fixed cash compensation for services rendered during the fiscal year	• Fairly compensate executives • Attract and retain qualified executives

Annual Cash Incentive Bonus	Annual cash payments for achieving predetermined financial and/or performance goals	• Fairly compensate executives • Attract and retain qualified executives • Incentivize future performance toward clearly defined corporate goals without encouraging excessive risk taking

Long-Term Incentive Awards	Grants of stock options and/or restricted stock awards designed to focus on long-term growth and increased company value	• Attract and retain qualified executives • Align executive and stockholder interests • Incentivize future performance toward clearly defined corporate goals without encouraging excessive risk taking

Severance and Change of Control Benefits	Continued payments of base salary for up to 24 months after involuntary termination	• Fairly compensate executives • Attract and retain qualified executives

Other Benefits	Health and medical benefits, and the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan or comparable foreign plan	• Align executive and stockholder interests • Attract and retain qualified executives

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

Annual Cash Incentive Bonus. We also have an annual cash incentive bonus program to motivate our executive officers to attain specific short-term performance objectives that, in turn, further our long-term objectives. This program is managed as part of our annual business plan process and involves a high level of discretion on the part of our Compensation Committee. Typically, our board of directors approves a business plan for the year that incorporates corporate-level objectives. Achievement of those objectives becomes an important factor considered by our Compensation Committee when, after year-end, it makes a final determination of bonus amounts to be paid. Other factors that are considered by our Compensation Committee in determining bonus amounts to pay include:

•	our company’s overall performance and business results;

•	general market conditions;

•	future business prospects;

•	funds available from which to pay bonuses;

•	individual performance;

•	competitive conditions; and

•	any other factors it finds relevant.

Each executive officer is measured against their contributions to the consolidated revenue and earnings achievement of our company as a whole along with their performance against individual objectives established at the beginning of the fiscal year with the participation of the respective executive as part of their total compensation plan. This discretionary approach to the variable component of our compensation program allows fluidity in how we manage short-term corporate strategy and executive incentives, while allowing us to achieve more consistency in our focus on longer-term corporate objectives. Our Compensation Committee and our board of directors believe that this flexibility is important in managing a growing company because it allows executive officers to respond to the often changing demands of the business without undue focus on any one specific short-term performance objective.

Each executive officer has a target bonus amount, established at the time of hire and then reviewed and potentially adjusted annually over the course of the officer’s tenure with our company. For 2011, the target bonuses for executive officers was 100% of base salary based on our Compensation Committee’s belief of respective competitive levels for each officer’s overall amount of fixed and variable compensation. For 2011, the corporate-level performance objectives specified in our business plan related to consolidated sales growth, earnings and certain strategic objectives. Our Compensation Committee set a consolidated earnings target sufficient to fund the bonus pool during 2011.

For fiscal 2011, we paid Mr. Henderson a discretionary bonus of $50,000 as additional compensation due to his increased responsibilities following Mr. Stanley’s resignation as our Chief Operating Officer. During fiscal 2010, we paid Mr. Russ a discretionary bonus of $15,000 in recognition of his efforts in helping us secure a significant new customer. These bonus payments were not made pursuant to our annual cash incentive bonus program. Because of our limited cash flows and our company’s historical losses, other than the aforementioned bonus payments, our executive officers have not been awarded cash bonuses during the past three years. Our Compensation Committee elected not to award our NEOs performance based incentive bonuses for fiscal 2011 because of continued losses.

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

On February 10, 2011, we amended the vesting provisions of the stock option agreements of certain officers (including some of the NEOs that are currently employed by us) in recognition of their efforts in connection with our proposed underwritten public offering. The amendments provide that 50% of the previously granted stock options will vest on the first and second anniversary of the applicable date of grant. These amendments also provided that these options will become fully vested upon the holder’s death, disability, termination without cause or termination for good reason. For purposes of this agreement, “cause” and “good reason” have the same definition of “cause” and “good reason” in Mr. Kaiser’s employment agreement below.

Generally, a stock option award is made in the year that an executive officer commences employment. The size of this award is intended to offer the executive a meaningful opportunity for stock ownership relative to his or her position and reflects our Compensation Committee’s assessment of market conditions affecting the position as well as the individual’s potential for future responsibility within our company. Thereafter, additional option grants may be made in the discretion of our Compensation Committee, board of directors or Committee of Independent Directors. To date, we have not granted additional options on an annual basis to executives or other employees, although we do evaluate individual performance annually. Instead, additional options have been granted to executives on a case-by-case basis reflecting our Compensation Committee’s determination that such grants are appropriate or necessary to reward exceptional performance (including upon promotion) or to retain individuals when market conditions change. The size of additional option grants are determined at the discretion of our Compensation Committee or our board of directors, and typically incorporate our CEO’s recommendations (except with respect to his own option grants).

Other than awards of restricted stock granted to our former Chief Executive Officer and current Chief Technology Officer in 2008, our Senior Vice President, Strategy and Finance in 2009 and our current Chief Executive Officer in 2011, we have not granted restricted stock awards to our NEOs.

LSGC Holdings, the beneficial owner of approximately 80.1% of our common stock as of April 25, 2012, has created a non-voting class of profits interests (“Class B Units”) in LSGC Holdings in order to provide additional incentive compensation to certain members of our management team. Awards of Class B Units were made January 24, 2011. The Class B Units entitle the holders (including some of the NEOs that are currently employed by us) to participate in the distributions made by LSGC Holdings to its members, but only after the holders of Class A Units in LSGC Holdings have received distributions equal to the fair market value of the assets of LSGC Holdings on the grant date of the awards. The Class B Units, which were deemed to have a fair market value of $0.00 on the grant date, remain subject to vesting upon the passage of time.

Severance and Change in Control Benefits. We have entered into employment agreements with each of our NEOs which provide severance benefits, in consideration of a release of potential claims and other customary covenants, in the event the executive officer’s employment is terminated by us without cause or the executive officer is terminated without cause in connection with a change in control. These benefits range from 12 months to, following a change-in-control, 24 months of their base salary. In addition, all stock options held by our NEOs provide for full acceleration of unvested stock options upon a change of control of our company. For more information regarding these severance and change in control benefits, see “Executive Compensation – Estimated Benefits and Payments Upon Termination of Employment or Change of Control.” Our board of directors and Compensation Committee have determined it appropriate to have these termination-related benefits in place to preserve morale and productivity, and encourage retention in the face of potentially disruptive circumstances that might cause an executive to be concerned that his or her employment is in jeopardy or that might involve an actual or rumored change in control of our company. We believe that our change of control benefits are generally in line with packages offered to executives in our industry.

Other Benefits. Certain NEOs are entitled to monthly car allowances pursuant to their employment agreements and/or were reimbursed for relocation and moving expenses. The values of such benefits are presented below under the “Summary Compensation Table” as “All Other Compensation.”

We also provide our executive officers with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans, the opportunity to participate in an employee stock purchase plan, and a 401(k) retirement plan or comparable foreign plan.

Tax Matters

Our board of directors and Compensation Committee will consider the deductibility of compensation amounts paid to our executive officers including the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers in making its decisions. Although such deductibility has not historically been material to our financial position, Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year, unless compensation is “performance-based” as defined under Section 162(m). Our stock option grants are generally designed to qualify as performance-based compensation for purposes of Section 162(m), and we expect compensation amounts related to options to be fully deductible. However, our Compensation Committee may, in its judgment, authorize compensation payments that are not deductible when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table summarizes the overall compensation earned by NEOs during each of the past three fiscal years ended December 31, 2011.

				Long Term Compensation
	Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
James Haworth	2011	$273,333	—	$3,500,000	$2,241,600	$55,698	(3)	$6,070,631
(Chief Executive Officer and Chairman of the Board of Directors) (2)	2010	—	—	—	—	—		—
	2009	—	—	—	—	—		—
Gregory Kaiser (Chief Financial Officer) (4)	2011	$210,417	—	—	—	—		$210,417
	2010	$85,606	—	—	$480,700	—		$566,306
	2009	—	—	—	—	—		—
Fredric Maxik (Chief Technology Officer)	2011	$308,750	—	—	—	$14,400	(5)	$323,150
	2010	$275,000	—	—	—	$14,400	(5)	$289,400
	2009	$250,000	—	—	$339,600	$5,900	(5)	$595,500
David Henderson (Chief Development Officer)	2011	$216,667	$50,000	—	—	$45,814	(3)	$266,667
	2010	$186,667	—	—	$181,400	—		$413,921
	2009	$148,333	—	—	$125,510	—		$273,843
Edward (“Ted”) Russ (Chief Business Development Officer)	2011	$204,000	—	—	—	$7,200	(5)	$211,200
	2010	$189,318	$15,000	—	$259,200	$7,200	(5)	$470,718
	2009	—	—	—	—	—		—
Zachary Gibler	2011	—	—	—	—	$73,317	(7)	$73,317
(Chief Executive Officer and Chairman of the Board of Directors) (6)	2010	$325,000	—	—	$384,900	$89,800	(7)	$799,700
	2009	$248,542	—	—	$1,706,320	$8,400	(7)	$1,963,262
John Stanley (Chief Operating Officer) (8)	2011	$182,955	—	—	—	$144,006	(9)	$326,961
	2010	$144,697	—	—	$481,600	—		$626,297
	2009	—	—	—	—	—		—

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all awards granted to the NEO during fiscal year 2011, 2010 and 2009, as applicable. Assumptions used to calculate these amounts are included in Note 12, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2011.
(2)	Mr. Haworth began serving as our Chief Executive Officer on April 28, 2011 and Chairman of the board of directors on June 16, 2011.
(3)	Includes relocation and moving expenses.
(4)	Mr. Kaiser began serving as our Chief Financial Officer on July 14, 2010.
(5)	Includes annual car allowance.
(6)	Mr. Gibler began serving as our Chief Executive Officer on June 11, 2009 and passed away on January 2, 2011.
(7)	For 2011, includes $18,418 for relocation and moving expenses and $54,899 for wages due at the time of Mr. Gibler’s death pursuant to his employment agreement. For 2010, includes $14,400 for annual car allowance and $75,400 for relocation and moving expenses. For 2009, includes annual car allowance.
(8)	Mr. Stanley began serving as our Chief Operating Officer on April 12, 2010 and resigned on August 18, 2011.
(9)	Includes separation pay.

2011 Grants of Plan-Based Awards

The following table sets forth each Equity Plan-based award granted to our NEOs during the year ended December 31, 2011.

	Grant Date	Shares Underlying Restricted Stock Award	Shares of Common Stock Underlying Options	Exercise Price of Option Awards (1)	Grant Date Fair Value of Option Awards (2)
James Haworth	April 28, 2011	—	1,000,000	$3.50	$2,241,600
	April 28, 2011	1,000,000	—	—	$3,500,000

(1)	The amount in this column represent the exercise price of the option awards, as determined by our board of directors with the assistance of management, which is not less than the fair market value of our common stock on the date of grant.
(2)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, of the respective award granted to the NEO during fiscal 2011. Assumptions used to calculate these amounts are included in Note 12, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides certain information concerning unexercised options, stock that has not vested and Equity Plan awards held by each of our NEOs that were outstanding as of December 31, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
James Haworth	—		1,000,000	(2)	—	$3.50	4/28/2021	1,000,000	(3)	$1,550,000	—		—
Gregory Kaiser	250,000	(4)	250,000	(5)	—	$1.64	8/31/2020	—		—	—		—
Fredric Maxik	75,000	(6)	—		—	$4.90	4/17/2018	—		—	—		—
	1,500,000	(7)	—		—	$1.00	8/21/2019	—		—	—		—
David Henderson	20,750	(8)	—		—	$4.90	4/17/2018	—		—	—		—
	400,000	(7)	—		—	$1.00	8/21/2019	—		—	—		—
	87,500	(8)	262,500	(9)	—	$1.00	3/22/2020	—		—	—		—
Edward (“Ted”) Russ	250,000	(10)	250,000	(11)	—	$1.00	3/22/2020	—		—	—		—
Zachary Gibler	2,500,000	(7)	—		—	$1.00	8/21/2019	—		—	41,667	(12)	$64,584
	37,842	(13)	—		—	$2.48	5/26/2020	—		—	—		—
	50,000	(14)	—		—	$4.90	4/17/2018	—		—	—		—
John Stanley	654,220	(15)	—		—	$1.11	5/6/2020	—		—	—		—

(1)	Assumes a market value of $1.55 per share of common stock, as reported on the OTC Bulletin Board on December 30, 2011.
(2)	These options were granted on April 28, 2011. 500,000 of these options will vest on each of April 28, 2012 and April 28, 2013.
(3)	Mr. Haworth was awarded 1,000,000 shares of restricted stock on April 28, 2011. As long as Mr. Haworth remains fully employed by us, his shares of restricted stock will vest on April 28, 2015.
(4)	These options were granted on August 31, 2010 and vested on August 31, 2011.
(5)	These options were granted on August 31, 2010 and will vest on August 31, 2012.
(6)	These options were granted on April 17, 2008 and 25,000 options vested on each of April 17, 2009, April 17, 2010 and April 17, 2011.
(7)	These options were granted on August 21, 2009 and vested 25% on August 21, 2010. The vesting was accelerated on December 30, 2010 for the remaining unvested shares due to the achievement of a “capitalization threshold event.”

(8)	These options were granted on April 17, 2008. 6,916 options vested on April 17, 2009 and 6,917 options vested on each of April 17, 2010 and April 17, 2011.
(9)	These options were granted on March 22, 2010 and 87,500 options vested on March 22, 2012 and 87,500 options will vest on each of March 22, 2013 and March 22, 2014.
(10)	These options were granted on March 22, 2010 and vested on March 22, 2011.
(11)	These options were granted on March 22, 2010 and vested on March 22, 2012.
(12)	Mr. Gibler was awarded 62,500 shares of restricted stock on April 17, 2008. As long as Mr. Gibler remained employed by us, his remaining shares of restricted stock were scheduled to vest as follows: (i) 21,250 shares would vest on the date that our gross revenues from the sale of products or licensing of technology (“Recognized Revenue”) equaled $115.0 million, and (ii) 20,625 shares would vest on the date that our Recognized Revenue equaled $150.0 million. Any restricted shares that had not vested prior to May 7, 2011 would automatically vest. Due to the death of Mr. Gibler on January 2, 2011, no further vesting of this restricted stock grant will occur.
(13)	250,000 options were granted on May 26, 2010. 62,500 of these options were scheduled to vest on each of May 26, 2011, May 26, 2012, May 26, 2013 and May 26, 2014. Due to the death of Mr. Gibler on January 2, 2011, 37,842 of the shares automatically vested on January 2, 2011 in accordance with the terms of this grant. No further vesting of this grant will occur.
(14)	100,000 options were granted on April 17, 2008 and 25,000 options vested on each of April 17, 2009 and April 17, 2010. 25,000 options were scheduled to vest on April 17, 2011, however, due to the death of Mr. Gibler on January 2, 2011, no further vesting will occur.
(15)	700,000 options were granted on May 6, 2010. Vesting was accelerated for the balance of 350,000 options on August 18, 2011 pursuant to an amendment to Mr. Stanley’s employee incentive stock options agreement in connection with Mr. Stanley’s resignation on August 18, 2011.

Option Exercises

The following table sets forth stock options that were exercised by each of our NEOs during the fiscal year 2011.

	Option awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)
John Stanley	45,780	$23,742

(1)	Computed based on the difference between the market value of the underlying shares of common stock at exercise and the exercise price of the option.

Employment Agreements

We have entered into employment agreements with all of our NEOs.

Employment Agreement with James Haworth

On April 28, 2011, we entered into an employment agreement with Mr. Haworth pursuant to which Mr. Haworth agreed to serve as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Haworth is entitled to an annual base salary of $410,000, reimbursement of documented reasonable relocation expenses, and benefits generally available to other senior executives of the company. Mr. Haworth is also eligible to participate in all bonus plan(s), as our board of directors of the company in its sole discretion may establish, in which the senior executives of the company participate. In connection with his employment agreement, Mr. Haworth was granted 1,000,000 shares of restricted common stock of the company and options to purchase up to an aggregate of 1,000,000 shares of common stock under the Equity Plan. The shares of restricted stock vest in full on April 28, 2015 so long as Mr. Haworth remains fully employed by us through such date. The options will vest in two annual installments on each of April 28, 2012 and April 28, 2013. Mr. Haworth’s employment agreement has a term commencing on April 28, 2011 and continued until May 1, 2015. The employment agreement will automatically renew for an additional year beginning on such date unless written notice of non-renewal is given by either the company or Mr. Haworth 60 days prior to the renewal date.

If Mr. Haworth’s employment is terminated without “cause” or by Mr. Haworth for “good reason” he would be entitled to receive severance payments equal to one and a half times his annual base salary. In addition, such salary continuation payments shall be increased to two times his annual base salary and the continuation period shall be increased to 24 months in the case of termination by us without “cause” or by Mr. Haworth for “good reason” during the 24-month period following a change in control. In addition, if a change in control occurs and the consideration received by the company’s stockholders is at least $4.50 per share of common stock, and any payments made to Mr. Haworth as a result of such change of control are deemed to constitute “excess parachute payments” under Section 280(G)(b)(2) of the Internal Revenue Code, which would subject him to an excise tax under Section 4999 of the Internal Revenue Code, Mr. Haworth would be entitled to receive a lump sum payment equal to 100% of such excise tax. During either the severance period or change in control severance period, Mr. Haworth and his dependents will continue to be covered by all group health, accident and life insurance plans in which Mr. Haworth or his dependents were participating immediately prior to the date of Mr. Haworth’s termination. In the event of Mr. Haworth’s death or becoming disabled, he or his estate is entitled to continuation of Mr. Haworth’s annual base salary for 90 days following such death or disability.

For purposes of this agreement, “cause” is defined as: (a) a willful material breach of executive’s obligations under the agreement, which the executive fails to cure, if curable, within 30 days after receipt of a written notice of such breach; (b) gross negligence in the performance or intentional non-performance of executive’s material duties to us or any of our affiliates; (c) conviction of a felony or a crime of moral turpitude; (d) conviction of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to us or any of our affiliates; or (e) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol (other than over-the-counter or prescription medicine or other medically-related drugs to the extent they are taken in accordance with their directions or under the supervision of a physician) during the performance of executive’s duties to us or any of our affiliates, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of executive’s duties to us or any of our affiliates.

For purposes of this agreement, “good reason” means the occurrence, without executive’s prior written consent, of any of the following events: (a) any material breach by us of our obligations under the agreement; (b) a reduction in executive’s base salary (other than a reduction made in connection with an across-the-board proportionate reduction in the base salaries of all of our employees with a position of director or above that is no more than 10% of base salary); (c) a material reduction by us in the kind or level of employee benefits to which executive is entitled immediately prior to such reduction (other than a reduction generally applicable to all our executive level employees that, in combination with any reduction in base salary, does not reduce executive’s total compensation by more than 10%); (d) a material reduction by us of executive’s duties and level of responsibilities; or (e) requiring executive to be based at any office or location that is more than 50 miles from Satellite Beach, Florida; provided, that any such event described in (a) through (e) above will not constitute good reason unless executive delivers written notice of termination for good reason to us within 90 days after executive first learns of the existence of the circumstances giving rise to good reason, and within 30 days following the delivery of such notice, we have failed to cure the circumstances giving rise to good reason.

Employment Agreement with Fredric Maxik

On October 4, 2007, we entered into an employment agreement with Mr. Maxik pursuant to which Mr. Maxik agreed to serve as our Chief Scientific Officer. Under his employment agreement, Mr. Maxik was entitled to an annual base salary of $250,000. However, in May 2010, as part of the annual compensation review, Mr. Maxik’s base salary was increased from $250,000 to $300,000. We could also pay Mr. Maxik bonuses at such times and in such amounts as our board of directors determines, and Mr. Maxik was entitled to participate in the Equity Plan. Mr. Maxik’s employment agreement had a term commencing on October 4, 2007 and continued until October 4, 2012. It could be terminated at any time, without severance, by Mr. Maxik voluntarily or by us with “cause.” In the event that Mr. Maxik’s employment was terminated by us without “cause” or by Mr. Maxik with “good reason,” Mr. Maxik would have been entitled to severance pay equal to 12 months’ base salary. “Cause” and “good reason” had the same definitions as those terms in Mr. Gibler’s employment agreement, except that “cause” did not explicitly include a misrepresentation of education, work experience or other matter upon which the company relied in considering and offering employment.

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

For purposes of Mr. Maxik’s new employment agreement, “good reason” means the occurrence, without the executive’s written consent, any of the following events: (a) any material breach by us of our obligations under the agreement; (b) a reduction in the executive’s base salary (other than a reduction made in connection with an across-the-board proportionate reduction in the base salaries of all employees with a position of director or above that is no more than 10% of base salary); (c) a material reduction in the kind or level of employee benefits to which the executive is entitled to immediately prior to such reduction (other than a reduction generally applicable to all executive level employees that, in combination with any reduction in base salary, does not reduce total compensation by more than 10%); or (d) a material reduction of the executive’s duties and level of responsibilities; provided that any such event described in (a) through (d) above will not constitute good reason unless the executive delivers to us a written notice of termination for good reason within 90 days after the executive first learns of the existence of the circumstances giving rise to good reason, and within 30 days following the delivery of such notice, we have failed to cure the circumstances giving rise to good reason.

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

For purposes of Mr. Kaiser’s new employment agreement, “cause” means the (a) misrepresentation of the executive’s education or work experience or any matter upon which we relied in considering and offering the executive’s employment; (b) willful breach of the executive of his employment obligations, which, if curable, the executive fails to cure within thirty (30) days after receipt of a written notice of such breach; (c) gross negligence or recklessness in the performance or intentional non-performance of the executive’s material duties to the company; (d) commission of a felony or a crime of moral turpitude; (e) commission of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to us or any of our affiliates; or (f) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol (other than over-the-counter or prescription medicine or other medically-related drugs to the extent they are taken in accordance with their directions or under the supervision of a physician) during the performance of the executive’s duties for us, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of the executive’s duties for us.

For purposes of Mr. Kaiser’s new employment agreement, “good reason” means the occurrence, without the executive’s prior written consent, of any of the following events: (a) any material breach by us of our obligations under the executive’s employment agreement; (b) a reduction in the executive’s base salary (other than a reduction made in connection with an across-the-board proportionate reduction in the base salaries of all officers of the company that is no more than 10%); (c) a material reduction by us in the kind or level of employee benefits to which the executive is entitled immediately prior to such reduction that is not generally applicable to all executive level employees of the company; or (d) a material reduction by the company of the executive’s duties and level of responsibilities; provided, that any such event described in (a) through (d) above will not constitute good reason unless the executive delivers to the company a written notice of termination for good reason within ninety (90) days after the executive first learns of the existence of the circumstances giving rise to good reason, and within thirty (30) days following the delivery of such notice, we have failed to cure the circumstances giving rise to good reason.

On February 10, 2011, our Compensation Committee also amended the vesting provisions of Mr. Kaiser’s option agreements to provide that 50% of the options granted shall vest on the first and second anniversary of the applicable date of grant. The amendment also provides that the options shall become fully vested upon the optionholder’s death, disability, termination without cause or termination for good reason.

Employment Agreement with David Henderson

Effective February 10, 2011, we entered into an employment agreement with Mr. Henderson pursuant to which Mr. Henderson agreed to serve as our Chief Development Officer. Pursuant to the employment agreement, Mr. Henderson is entitled to a base salary of $200,000 and benefits generally available to other employees. Mr. Henderson is also eligible to participate in a bonus plan of up to a percentage of his base salary to be determined by us, based upon a combination of performance and personal achievements. Mr. Henderson’s employment is at will and may be terminated at any time. If Mr. Henderson is terminated for reasons other than for “cause” or if Mr. Henderson resigns for “good reason,” he will be entitled to a severance payment equal to 12 months of his base salary. In addition, such salary continuation period shall be increased to 24 months in the case of termination by us without “cause” or by Mr. Henderson for “good reason” during the 24-month period following a change in control. For purposes of Mr. Henderson’s employment agreement, “cause” and “good reason” have the same definition of “cause” and “good reason” in Mr. Kaiser’s employment agreement.

Employment Agreement with Edward (“Ted”) Russ

Effective February 10, 2011, we entered into an employment agreement with Mr. Russ pursuant to which Mr. Russ agreed to serve as our Chief Business Development Officer. Pursuant to the employment agreement, Mr. Russ was entitled to a base salary of $200,000, a car allowance of $600 per month and benefits generally available to other employees. Mr. Russ was also eligible to participate in a bonus plan of up to a percentage of his base salary to be determined by us, based upon a combination of performance and personal achievements. Mr. Russ’s employment was at will and could be terminated at any time. If Mr. Russ was terminated for reasons other than for “cause” or if Mr. Russ resigned for “good reason,” he was entitled to a severance payment equal to 12 months of his base salary. In addition, such salary continuation period would be increased to 24 months in the case of termination by us without “cause” or by Mr. Russ for “good reason” during the 24-month period following a change in control. For purposes of Mr. Russ’ employment agreement, “cause” and “good reason” had the same definition of “cause” and “good reason” in Mr. Kaiser’s employment agreement.

Effective April 1, 2012, we entered into a new employment agreement with Mr. Russ. The new employment agreement replaces and supersedes the terms of Mr. Russ’ previous employment agreement. Effective upon his entrance into the new employment agreement, Mr. Russ is no longer an executive officer of the company.

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

For purposes of this agreement, “cause” was defined as: (a) a misrepresentation of the executive’s education, work experience and/or any other matter upon which the company relied in considering and offering employment; (b) willful breach of the executive’s obligations under the agreement, which breach the executive fails to cure, if curable, within 30 days after receipt of a written notice of such breach; (c) gross negligence in the performance or intentional non-performance of material duties to the company; (d) commission of a felony or a crime of moral turpitude; (e) commission of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to the company; (f) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol during the performance of the executive’s duties to the company or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of the executive’s duties to the company. “Good reason” was defined as any of the following occurrences (without the executive’s consent): (a) any material breach by the company of its obligations under the agreement that is not cured within a reasonable time, (b) a reduction in base salary that is greater than 10% or greater proportionally than an across-the-board reduction in the base salaries of all officers of the company, (c) a material reduction by the company in the kind or level of employee benefits to which the executive is entitled immediately prior to such reduction that is not generally applicable to all executive level employees; or (d) a material reduction by the company of the executive’s duties and responsibilities, including a material change in job title.

Mr. Gibler passed away on January 2, 2011.

Employment Agreement with John Stanley

On April 7, 2010, we entered into an employment agreement with Mr. Stanley pursuant to which Mr. Stanley agreed to serve as our Senior Vice President, Global Supply Chain. Pursuant to the employment agreement, Mr. Stanley was entitled to a base salary of $200,000 and benefits generally available to other employees. However, in January 2011, as part of the annual compensation review, Mr. Stanley’s base salary was increased from $200,000 to $250,000. Mr. Stanley was also eligible to participate in a bonus plan of up to 40% of his base salary based upon a combination of performance and personal achievements. In addition, pursuant to his employment agreement, we agreed to grant Mr. Stanley an option, to purchase 700,000 shares of common stock under the Equity Plan. Mr. Stanley’s employment was at will and was subject to termination at any time. If Mr. Stanley’s employment was terminated for reasons other than for “cause” or a change in control, Mr. Stanley was entitled to six months of base salary. If Mr. Stanley’s employment was terminated due a change in control, Mr. Stanley was entitled to 12 months of base salary.

Effective as of February 10, 2011, we entered into a new employment agreement with Mr. Stanley pursuant to which Mr. Stanley agreed to serve as our Chief Operating Officer. The new employment agreement contained substantially the same terms as the prior agreement. However, the new employment agreement increased the salary continuation period to 12 months in the event Mr. Stanley’s employment was terminated by us without “cause” or by Mr. Stanley for “good reason.” In addition, such salary continuation period would be increased to 24 months in the case of termination by us without “cause” or by Mr. Stanley for “good reason” during the 24-month period following a change in control. Any severance paid would reduce the amount that Mr. Stanley otherwise would be entitled to receive for complying with the non-competition restrictions in his employment agreement, except in the case of a qualifying severance following a change in control.

For purposes of Mr. Stanley’s new employment agreement, “cause” had the same meaning given to the term in Mr. Kaiser’s new employment agreement. “Good reason” had the same meaning given to the term in Mr. Maxik’s new employment agreement.

On February 10, 2011, the compensation committee also amended the vesting provisions of Mr. Stanley’s option agreements to provide that 50% of the options granted would vest on the first and second anniversary of the applicable date of grant. The amendment also provided that the options would become fully vested upon the optionholder’s death, disability, termination without cause or termination for good reason.

On August 18,, 2011, we entered into a separation agreement with Mr. Stanley pursuant to which Mr. Stanley’s employment terminated immediately. Under the terms of the separation agreement, among other things, Mr. Stanley was entitled to a cash payment equal to 12 months of his then base salary. In addition, in connection with Mr. Stanley’s resignation, we entered into an amendment to Mr. Stanley’s employee incentive stock option agreement pursuant to which all of Mr. Stanley’s outstanding unvested stock options vested in full on the separation date.

Estimated Benefits and Payments Upon Termination of Employment or Change of Control

The following table describes the potential payments and benefits upon termination of our NEOs’ employment before or after a change in control of our company as described above, as if each officer’s employment terminated as of December 30, 2011, the last business day of fiscal 2011. See “Compensation Discussion and Analysis—Principal Elements of Executive Compensation—Severance and Change in Control Benefits” for a description of the severance and change in control arrangements for our NEOs.

Name	Severance Amount ($)		Accelerated Vesting of Stock Options ($) (1)	Accelerated Vesting of Restricted Stock ($) (1)	Benefit Continuation ($)		Total ($)
James Haworth
Termination without cause	$615,000	(2)	$531,736	$265,868	$28,548	(3)	$1,441,152
Voluntary (Good Reason)	$615,000	(2)	$531,736	$265,868	$28,548	(3)	$1,441,152
Voluntary	—		—	—	—		—
Death/Disability	—		$1,550,000	$1,550,000	—		$3,100,000
Change in Control	$820,000	(4)	$1,550,000	$1,550,000	$38,064	(5)	$3,958,064
Gregory Kaiser
Termination without cause	$221,603	(6)	$387,500	—	—		$609,103
Voluntary (Good Reason)	$221,603	(6)	$387,500	—	—		$609,103
Voluntary	—		—	—	—		—
Death/Disability	—		$387,500	—	—		$387,500
Change in Control	$443,206	(4)	$387,500	—	—		$830,706
Frederic Maxik

Termination without cause	$310,232	(6)	—	—	—	$310,232
Voluntary (Good Reason)	$310,232	(6)	—	—	—	$310,232
Voluntary	—		—	—	—	—
Death/Disability	—		—	—	—	—
Change in Control	$620,464	(4)	—	—	—	$620,464
David Henderson
Termination without cause	$221,603	(6)	$135,625	—	—	$357,228
Voluntary (Good Reason)	$221,603	(6)	$135,625	—	—	$357,228
Voluntary/Death/Disability	—		—	—	—	—
Change in Control	$443,206	(4)	$406,875	—	—	$850,081
Edward (“Ted”) Russ
Termination without cause	$204,859	(6)	$387,500	—	—	$592,359
Voluntary (Good Reason)	$204,859	(6)	$387,500	—	—	$592,359
Voluntary/Death/Disability	—		—	—	—	—
Change in Control	$409,718	(4)	$387,500	—	—	$797,218

(1)	Assumes a market value of $1.55 per share of common stock, as reported on the OTC Bulletin Board on December 30, 2011.
(2)	This severance payment consists of one and a half times Mr. Haworth’s annual base salary.
(3)	The benefit continuation will be paid by the company for 18 months as of the separation date.
(4)	This severance payment consists of twice the officer’s annual base salary.
(5)	The benefit continuation will be paid by the company for 24 months as of the separation date.
(6)	This severance payment consists of the officer’s annual base salary.

Director Compensation

Director compensation is determined by the board of directors and recommended by the Governance Committee. During 2011, each of our non-employee directors was entitled to the following compensation:

•

non-qualified stock options to purchase 12,000 shares of common stock, which options were awarded on January 3, 2011 and vested in equal quarterly installments on the first trading day immediately following the end of each fiscal quarter of 2011;

•	$120,000 payable in equal quarterly installments at the beginning of each fiscal quarter;

•	the chair of the Audit Committee was entitled to an additional $50,000, payable in equal quarterly installments at the beginning of each fiscal quarter;

•	the chair of the Finance Committee was entitled to an additional $100,000, payable in equal quarterly installments at the beginning of each fiscal quarter;

•

the chair of any other committee (other than the Audit and Finance Committees) was entitled to an additional $15,000, payable in equal quarterly installments at the beginning of each fiscal quarter; and

•	the Vice Chairmen of the board of directors were each entitled to an additional $155,000, payable in equal quarterly installments at the beginning of each fiscal quarter.

For 2011, each non-employee director was able to elect to receive all or a portion of the cash component of their compensation in shares of common stock at a stated price per share of $3.30. All such shares were issued on January 3, 2011.

During 2012, each of our non-employee directors will be entitled to the following compensation:

•

$100,000 payable in: (i) stock options to purchase 100,000 shares of our common stock at an exercise price of $1.19, vesting over one year and having a term of ten years, or (ii) shares of our common stock equal to $100,000; and

•

each member of our Audit Committee and Committee of Independent Directors is entitled to receive an additional option to purchase 25,000 shares of our common stock, vesting over one year and having a term of ten years, or shares of our common stock having a value equal to $25,000.

Any compensation paid in shares of common stock during 2012 was based upon a price per share of common stock equal to $1.19, the closing sales price of our common stock on March 13, 2012, and such shares were issued on March 13, 2012. We also agreed to reimburse non-employee directors for reasonable expenses incurred in connection with attending any board of director and committee meetings.

Director Compensation Table

Directors who are employees of the company receive no additional compensation for their service on our board of directors or its committees. The following table shows the overall compensation earned for the 2011 fiscal year with respect to each person who was a non-employee director as of December 31, 2011.

For 2011, non-employee directors were compensated for their service through a combination of a cash retainer and grants of nonqualified stock options to purchase shares of our common stock. The cash component of compensation was payable in equal quarterly installments at the beginning of each fiscal quarter. However, each non-employee director was able to elect to receive all or a portion of the cash component in shares of common stock.

The option grants to non-employee directors generally vest in quarterly installments on the first trading day immediately following the end of each fiscal quarter. The exercise price of all option grants was equal to at least the fair market value on the date of grant and the maximum term of the option was ten years. The options were made subject to the Equity Plan and an individual stock option agreement. Non-employee directors appointed to fill a vacancy between annual meetings of stockholders are generally granted equity awards in an amount and with vesting terms that correspond to the remaining term of their service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Robert Bachman	$119,998	$50,002	(2)	$39,600	—	—	—	$209,600
David Bell	$135,000	—		$39,600	—	—	—	$174,600
Charles Darnell	—	$275,000	(3)	$39,600	—	—	—	$314,600
Donald Harkleroad	$190,000	$100,000	(4)	$39,600	—	—	—	$329,600
Michael Kempner	—	$120,000	(5)	$39,600	—	—	—	$159,600
T. Michael Moseley	$60,000	$60,000	(6)	$39,600	—	—	—	$159,600
Richard Weinberg (7)	—	$120,000	(8)	$39,600	—	—	—	$159,600
Leon Wagner	—	$220,000	(9)	$39,600	—	—	—	$259,600

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, of all awards granted to the director during fiscal year 2011, as applicable. Assumptions used to calculate these amounts are included in Note 12, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2011. On January 3, 2011, the directors were each granted options to purchase 12,000 shares of common stock with an exercise price of $3.30 per share.
(2)	Pursuant to his election to receive a portion of his cash retainer in shares of common stock, Mr. Bachman received 15,152 shares of common stock with a value of $3.30 per share.
(3)	Pursuant to his election to receive a portion of his cash retainer in shares of common stock, Mr. Darnell received 83,333 shares of common stock with a value of $3.30 per share.
(4)	Pursuant to his election to receive a portion of his cash retainer in shares of common stock, Mr. Harkleroad received 30,303 shares of common stock with a value of $3.30 per share.
(5)	Pursuant to his election to receive all of his cash retainer in shares of common stock, Mr. Kempner received 36,364 shares of common stock with a value of $3.30 per share.
(6)	Pursuant to his election to receive a portion of his cash retainer in shares of common stock, Mr. Moseley received 18,182 shares of common stock with a value of $3.30 per share.
(7)	Mr. Weinberg serves on our board of directors as a designee of Pegasus Capital. Pursuant to the policies of Pegasus Capital, any fees paid to Mr. Weinberg are for the benefit of Pegasus Capital.
(8)	Pursuant to its election to receive all of the cash retainer payable to Mr. Weinberg in shares of common stock, Pegasus Capital received 36,364 shares of common stock with a value of $3.30 per share.
(9)	Pursuant to his election to receive all of his cash retainer in shares of common stock, Mr. Wagner received 66,667 shares of common stock with a value of $3.30 per share.

Compensation Committee Interlocks and Insider Participation

During 2011, the members of our Compensation Committee were Messrs. Bell, Harkleroad, Moseley and Weinberg. Mr. Weinberg is an executive officer and partner of Pegasus Capital. As described in further detail under “Certain Relationships and Related Transactions,” during the year ended December 31, 2011, we paid or otherwise accrued approximately $1.8 million in fees and expenses to Pegasus Capital and its affiliates, including: (i) $1.375 million fees and expenses to Pegasus Capital under a Support Services Agreement, (ii) a $600,000 commission to Pegasus IV in connection with a May 2011 private placement and (iii) $250,000 for expenses incurred by Pegasus IV and its affiliates related to certain of our private placements during the fourth quarter of 2011. Additionally, we agreed to pay Pegasus Capital or its affiliates approximately $315,000 for legal fees incurred in connection with various private placements during 2011.

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

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of April 25, 2012 by each person known to us to own beneficially 5% or more of the outstanding common stock, each director, certain NEOs and the directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 207,168,141 shares of common stock outstanding on April 25, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 25, 2012 by that stockholder are deemed outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Directors and Executive Officers
Robert Bachman	432,880	(2)	*
David Bell	344,505	(3)	*
Charles Darnell	177,766	(4)	*
Zachary Gibler (5)	2,608,675	(6)	1.2%
Donald Harkleroad	455,544	(7)	*
James Haworth	1,500,000	(8)	*
David Henderson	600,125	(9)	*
Gregory Kaiser	250,000	(10)	*
Michael Kempner	446,353	(11)	*
Fredric Maxik	1,753,112	(12)	*
T. Michael Moseley	203,416	(13)	*
John Stanley (14)	512,847	(15)	*
Leon Wagner	1,362,597	(16)	*
Richard Weinberg	—		*
Directors and Executive Officers as a Group (13 persons)	8,039,145		3.8%
Certain Persons
Craig Cogut (17)	172,239,864	(18)	83.1%
LED Holdings, LLC (17)	29,225,782	(18)	14.1%
LSGC Holdings LLC (17)	164,794,829	(18)	79.5%
Pegasus Partners IV, L.P. (17)	170,695,126	(18)	82.4%

*	Less than 1%.
(1)

The number and percentage of shares of our common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power.

(2)	Includes 341,206 shares of common stock issued to USGT Investors, L.P. (“USGT”), 105,042 shares of restricted stock issued to Mr. Bachman under the Equity Plan and 24,000 shares of common stock issuable to Mr. Bachman pursuant to the exercise of stock options issued under the Equity Plan. Mr. Bachman is a controlling shareholder in the sole corporate general partner of USGT and may be deemed the beneficial owner of the shares held by USGT.
(3)	Includes 24,000 shares of common stock issuable to Mr. Bell pursuant to the exercise of stock options issued under the Equity Plan and 84,034 shares of restricted stock issued to Mr. Bell under the Equity Plan.
(4)	Includes 77,100 shares of common stock issuable to Mr. Darnell pursuant to the exercise of stock options issued under the Equity Plan.
(5)	Mr. Gibler passed away on January 2, 2011.
(6)	Includes 2,587,842 shares of common stock issuable to Mr. Gibler’s estate pursuant to the exercise of stock options issued under the Equity Plan.
(7)	Includes 296,199 shares of common stock issued to The Bristol Company and 24,000 shares of common stock issuable to Mr. Harkleroad pursuant to the exercise of stock options issued under the Equity Plan. Mr. Harkleroad is the sole shareholder of The Bristol Company and may be deemed the beneficial owner of the shares held by The Bristol Company.
(8)	Includes 1,000,000 shares of restricted stock issued to Mr. Haworth under the Equity Plan and 500,000 shares of common stock issuable to Mr. Haworth pursuant to the exercise of stock options issued under the Equity Plan.
(9)	Includes 595,750 shares of common stock issuable to Mr. Henderson pursuant to the exercise of stock options issued under the Equity Plan.
(10)	Includes 250,000 shares of common stock issuable to Mr. Kaiser pursuant to the exercise of stock options issued under the Equity Plan.
(11)	Includes 21,200 shares of common stock issuable to Mr. Kempner pursuant to the exercise of stock options issued under the Equity Plan, includes 84,034 shares of restricted stock issued to Mr. Kempner under the Equity Plan, and 99,403 shares of common stock issuable to Mr. Kempner upon the exercise of Series D Warrant held by Mr. Kempner.
(12)	Includes 1,575,000 shares of common stock issuable to Mr. Maxik upon the exercise of stock options issued under the Equity Plan.
(13)	Includes 33,200 shares of common stock issuable to Mr. Moseley pursuant to the exercise of stock options issued under the Equity Plan.
(13)	Includes 500,000 shares of common stock issuable to Mr. Russ pursuant to the exercise of stock options issued under the Equity Plan.
(14)	Mr. Stanley resigned from his position as Chief Operating Officer on August 18, 2011.
(15)	Includes 512,847 shares of common stock issuable to Mr. Stanley pursuant to the exercise of stock options issued under the Equity Plan.
(16)	Includes 120,000 shares held by trusts for which Mr. Wagner may be deemed the beneficial owner and 12,000 shares of common stock issuable to Mr. Wagner pursuant to the exercise of stock options issued under the Equity Plan.
(17)	The principal address and principal office of each of LED Holdings, LSGC Holdings, Pegasus IV and Craig Cogut is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.
(18)	LSGC Holdings may be deemed to indirectly beneficially own 29,172,495 shares of common stock held by LED Holdings, LLC because LSGC Holdings may be deemed to have voting and dispositive power over such shares due to its membership interest in LED Holdings. Pegasus IV is the managing member of LSGC Holdings and sole member of LSGC Holdings II, LLC, or Holdings II. Pegasus Investors IV, LP, or Pegasus Investors is the general partner of Pegasus IV and Pegasus Investors IV GP, LLC, or Pegasus GP is the general partner of Pegasus Investors. Pegasus GP is wholly owned by Pegasus Capital, LLC, or Pegasus Capital, and together with Pegasus IV, Pegasus Investors and Pegasus GP, the Pegasus Entities. Pegasus Capital is also the managing member of PCA Holdings. Pegasus Capital may be deemed to be directly or indirectly controlled by Mr. Cogut. By virtue of the foregoing, the Pegasus Entities and Mr. Cogut may be deemed to beneficially own the 29,172,495 shares of common stock held by LED Holdings, the 135,622,333 shares of common stock held directly by LSGC Holdings and the 2,877,314 shares of common stock held directly by Holdings II. Each of Pegasus IV, Pegasus Investors, Pegasus GP, Pegasus Capital and Mr. Cogut disclaims beneficial ownership of any of the common stock held directly by LED Holdings, LSGC Holdings and Holdings II and this disclosure shall not be deemed an admission that any of Pegasus IV, Pegasus Investors, Pegasus GP, Pegasus Capital or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose. Furthermore, Pegasus Investors, Pegasus GP, Pegasus Capital and Mr. Cogut may be deemed to indirectly beneficially own 2,969,697 shares of common stock held directly by Pegasus IV, and Pegasus Capital and Mr. Cogut may be deemed to indirectly beneficially own 1,298,950 shares of common stock held directly by PCA Holdings. Each of Pegasus Investors, Pegasus GP, Pegasus Capital and Mr. Cogut disclaims beneficial ownership of the shares of common stock held directly by Pegasus IV and this disclosure shall not be deemed an admission that any of Pegasus Investors, Pegasus GP, Pegasus Capital or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose. Each of Pegasus Capital and Mr. Cogut disclaims beneficial ownership of the shares of common stock held directly by PCA Holdings and this disclosure shall not be deemed an admission that any of Pegasus Capital or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose. Additionally, Mr. Cogut may be deemed to indirectly beneficially own 137,754 shares of common stock, 84,034 shares of restricted stock, options to purchase 24,000 shares of common stock that represent payment of director fees paid by the company to Pegasus Capital Advisors IV, L.P., or Pegasus Advisors and 53,286 shares of common stock underlying an option to purchase 642 Series G Units held by each of Holdings II, Pegasus IV and PCA Holdings. Pegasus Capital Advisors IV GP, LLC, or Pegasus Advisors GP is the general partner of Pegasus Advisors and Mr. Cogut is the sole owner and managing member of Pegasus Advisors GP. Mr. Cogut disclaims beneficial ownership of the shares and options directly held by Pegasus Advisors, and this disclosure shall not be deemed an admission that Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Parent Company

LSGC Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. As of April 25, 2012, LSGC Holdings directly owned 135,622,333 shares of our common stock and indirectly owned an additional 29,172,496 shares of our common stock by virtue of its voting and dispositive control over shares held by its affiliate, LED Holdings. LSGC Holdings and LED Holdings are affiliates of Pegasus IV and Pegasus Capital, and they collectively hold approximately 83.1% of our common stock as of April 25, 2012 (calculated in accordance with Rule 13d-3 of the Exchange Act).

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

The policy requires our Audit Committee to review and approve related party transactions and any material amendments to such related party transactions. In reviewing and approving any related party transaction or any material amendment thereto, the Audit Committee is to (i) satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or the proposed material amendment to such transaction, and (ii) determine that the related party transaction or material amendment thereto is fair to the company. At each Audit Committee meeting, management is required to recommend any related party transactions and any material amendments thereto, if applicable, to be entered into by us. After review, our Audit Committee must approve or disapprove such transactions and any material amendments to such transactions.

In addition to the above policy, because we have entered into a number of transactions with affiliates of Pegasus Capital, our board of directors established a Committee of Independent Directors, or the Independent Committee, in December 2008 to consider the approval of, and to make recommendations to the board of directors or any committee thereof regarding, any related-party transactions from time to time between the company and Pegasus Capital or its affiliates, our executive officers and/or our directors. During 2011, the Independent Committee consisted of Messrs. Bachman, Harkleroad and Darnell. Each of the transactions set forth below were reviewed and approved by the Independent Committee.

Transactions with affiliates of Pegasus Capital

Support Services Agreement

Effective June 23, 2010, we entered into a support services agreement with Pegasus Capital pursuant to which we paid Pegasus Capital $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Capital. In addition, we agreed to pay $187,500 for the next four calendar quarters ending September 30, 2011, and $125,000 for each of the four calendar quarters ending September 30, 2012 in exchange for these support services during such periods. During the year ended December 31, 2011, we recorded $625,000 of management fees pursuant to the Support Services Agreement.

January 2011 Private Placement

On January 26, 2011, we issued 5,454,545 shares of our common stock, at a price per share of $3.30 and aggregate proceeds of $18.0 million, in a private placement to Pegasus IV, Messrs. Kempner and Wagner, certain operating advisors of Pegasus Capital, and certain trusts affiliated with, and business associates of, Mr. Wagner. Pegasus IV and two of its operating advisors purchased an aggregate of 3,167,333 shares of our common stock for an aggregate purchase price of $10,452,200. Mr. Kempner, a director of the company and operating advisor of Pegasus Capital, and Mr. Wagner, a director of the company, also purchased 60,606 and 634,394 shares of common stock, respectively, for an aggregate purchase price of $200,000 and $2,093,500, respectively. In connection with the private placement, we agreed to pay up to $50,000 of fees incurred by counsel to Pegasus IV.

Warrant Exchange

On February 9, 2011, we entered into an exchange agreement with LSGC Holdings, effective as of February 4, 2011, pursuant to which we issued 54,500,000 shares of our common stock in exchange for LSGC Holdings’: (i) Series D Warrant to purchase 60,758,777 shares of our common stock and (ii) warrant, originally issued to Pegasus IV on July 25, 2008, to purchase 942,857 shares of our common stock. In connection with the warrant exchange, we agreed to pay up to $25,000 of legal fees incurred by LSGC Holdings.

Assignment Agreement and Private Placement

On April 22, 2011, we entered into an assignment agreement with Holdings II pursuant to which we sold all of our rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. We received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds.

In May 2011, we received $7.0 million in proceeds from Mr. Gibler’s key man life insurance policy, and Holdings II surrendered its rights thereto pursuant to the Assignment Agreement. In exchange for surrendering its rights to these proceeds, we issued Holdings II a demand note on May 6, 2011 pursuant to which we promised to pay $6.5 million to Holdings II plus $1,800 per day in interest from April 22, 2011 until the balance on the demand note (including accrued interest) was paid in full.

On May 16, 2011, we entered into a subscription agreement with LSGC Holdings and Holdings II pursuant to which LSGC Holdings and Holdings II agreed to purchase 3,750,000 and 1,635,800 shares of common stock, respectively, at a price per share of $4.00 for an aggregate purchase price of $21,543,200. The subscription agreement provided Holdings and Holdings II with anti-dilution protections that would require us to issue additional shares of our common stock to LSGC Holdings and Holdings II in the event we sold shares of our common stock for less than $4.00 per share pursuant to our then-proposed underwritten public offering. We issued the shares of our common stock to Holdings II in exchange for, and in full satisfaction of, the May 6, 2011 demand note held by Holdings II. As of May 16, 2011, the outstanding balance on the demand note, including principal and interest, was $6,543,200. In connection with this private placement, we paid Pegasus IV a commission of $600,000 and agreed to pay up to $80,000 of legal fees incurred by Holdings II.

Series F Preferred Offering

On November 17, 2011, we entered into a subscription agreement with PCA Holdings and Pegasus IV pursuant to which we gave PCA Holdings, Pegasus IV and their permitted assigns the option (the “Unit Purchase Option”) to purchase up to 40,000 units of our securities (the “Series F Units”) at a price per Series F Unit of $1,000.00. Each Series F Unit consisted of: (i) one share of Series F Preferred Stock and (ii) 83 shares of our common stock. PCA Holdings purchased 10,000 Series F Units for an aggregate purchase price of $10,000,000 and Mr. Wagner purchased 1,500 Series F Units for an aggregate purchase price of $1,500,000.

The subscription agreement also provided PCA Holdings with the right to exchange, and to require any other purchaser of Series F Units to exchange, its Series F Units for any subsequent security we issued (other than issuances pursuant to our equity-based compensation plans) which PCA Holdings, in its sole discretion, determined were more favorable than the Series F Units. Upon the occurrence of any such exchange, all outstanding rights to purchase Series F Units pursuant to the Unit Purchase Option would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities. On December 1, 2011, PCA Holdings determined that the Series G Units were more favorable than the Series F Units and exercised its right to exchange its Series F Units, and require Mr. Wagner to exchange his Series F Units, for Series G Units. In connection with the offering of Series F Units we agreed to pay up to $80,000 of legal fees incurred by PCA Holdings and Pegasus IV.

Series G Preferred Offering

From December 1, 2011 through April 25, 2012, we issued 48,358 Series G Units. Each Series G Unit consists of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of common stock. We issued an aggregate of 15,650 Series G Units to PCA Holdings and 14,958 Series G Units to Holdings II, for total proceeds of $15.7 million and $13.0 million, respectively. We have also issued an aggregate of 3,500 Series G Units to Mr. Wagner, a member of the board of directors, for total proceeds of $3.5 million.

In addition, PCA Holdings determined that the Series G Units were more favorable than the Series F Units and exercised its right to exchange its, and require Mr. Wagner to exchange his, Series F Units for Series G Units and convert the Unit Purchase Option into the right to purchase Series G Units. Subsequent to the purchases by PCA Holdings and its assignees as of April 25, 2012, PCA Holdings held the right to purchase 642 Series G Units pursuant to the Unit Purchase Option. In connection with the offering of Series G Units we agreed to pay up to $80,000 of legal fees incurred by PCA Holdings, Holdings II and Pegasus IV.

On January 17, 2012, we issued 5,000 Series G Units to Continental for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings may be obligated to redeem the preferred membership interests if we (i) incur aggregate indebtedness that exceeds (a) the indebtedness permitted under our working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issue outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate. On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap.

Pursuant to the Letter Agreement, we also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to certain of our private placements during the fourth quarter of 2011 and [the first quarter of 2012].

Relationship with GYRO LLC

During 2011, we incurred consulting fees of $369,000 for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital.

Relationship with MWW Group

On January 21, 2009, we entered into an agreement with MWW Group LLC, or MWW, pursuant to which MWW provides us with certain federal and state government relations, third party support and business development services. On March 24, 2010, Michael W. Kempner, the majority stockholder, president and chief executive officer of MWW, was appointed to serve as a member of our Board. Pursuant to this agreement, we paid MWW a total of $549,000 during 2011 as compensation for services rendered. During 2011, we were obligated to make additional monthly payments of $30,000, and thereafter, for so long as the agreement remains in effect.

Director Independence

Under The NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board has affirmatively determined that Messrs. Bachman, Darnell and Harkleroad are “independent directors,” as defined under Rule 5605(a)(2) of The NASDAQ Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by McGladrey & Pullen, LLP and KPMG LLP for professional services rendered in 2010 and 2011, respectively:

	2010	2011
Audit Fees	$648,057	$900,000
Audit-Related Fees	41,153	84,000
Tax Fees	—	18,000
All Other Fees	—	—

Total Fees	$689,210	$1,002,000

Audit Fees. This category includes the audit of the our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. We did not engage McGladrey & Pullen, LLP for tax compliance, advisory and planning services during 2010.

All Other Fees. This category typically consists of fees for other miscellaneous items. We did not incur such fees during 2010 or 2011.

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

All of the services rendered by KPMG LLP in 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009 and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.*

2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on April 16, 2012, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

April 30, 2012	By:	/S/ JAMES HAWORTH
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

Signature	Capacity in which Signed	Date

/S/ JAMES HAWORTH James Haworth	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 30, 2012

/S/ GREGORY T. KAISER Gregory T. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2012

/S/ CHARLES DARNELL Charles Darnell	Vice Chairman and Director	April 30, 2012

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Vice Chairman and Director	April 30, 2012

/S/ RICHARD WEINBERG Richard Weinberg	Director	April 30, 2012

/S/ ROBERT E. BACHMAN Robert E. Bachman	Director	April 30, 2012

/S/ DAVID BELL David Bell	Director	April 30, 2012

/S/ MICHAEL W. KEMPNER Michael W. Kempner	Director	April 30, 2012

/S/ T. MICHAEL MOSELEY T. Michael Moseley	Director	April 30, 2012

/S/ LEON WAGNER Leon Wagner	Director	April 30, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.4	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1+	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2+	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3+	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.5+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.6+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.7+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9+	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 5, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.16+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.18	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.19	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.20+	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.22	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.25+	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.26	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.30	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

10.31	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.32	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.33	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.34	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.35	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

10.36+	Employment Letter, dated August 17, 2009, between Lighting Science Group Corporation and Zachary S. Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.37+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.38+**	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and David Henderson.

10.39+**	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and Edward Russ.

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

EXHIBIT NUMBER	DESCRIPTION

23.2**	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡*	XBRL Instance Document.

101.SCH‡*	XBRL Taxonomy Extension Schema Document.

101.CAL‡*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on April 16, 2012, which is being amended hereby.
**	Filed herewith.
***	Previously furnished with the Annual Report on Form 10-K filed with the SEC on April 16, 2012, which is being amended hereby.
+	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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