Form 10-K/A
period 2011-12-31
LIGHTING SCIENCE GROUP CORP
filed 2012-05-03
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 1, 2012 was 207,195,641 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lighting Science Group Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Lighting Science Group”, “we”, “us”, “our” or the “company”), is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012, as amended by that Amendment No. 1 on Form 10-K/A, filed with the SEC on April 30, 2012 (as amended, the “Original Filing”). We are filing this Amendment No. 2 to file Exhibit 10.38 and Exhibit 10.39 which were inadvertently omitted in the Original Filing.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we have set forth the complete text of Items 15(a)(3) and 15(b) as amended. This Amendment No. 2 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Amendment No. 2 following the signature page:

(3)	Exhibits

A list of exhibits filed herewith is contained in the Index of Exhibits that immediately precedes such exhibits and is incorporated by reference herein.

(b)	See Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

May 3, 2012	By:	/S/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.4	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1+	Amended and Restated Equity Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2+	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3+	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.5+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement, (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.6+	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 0-20354, and incorporated herein by reference).

10.7+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9+	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 5, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.16+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.18	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.19	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.20+	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.22	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.25+	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.26	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.30	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

10.31	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.32	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.33	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.34	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.35	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

10.36+	Employment Letter, dated August 17, 2009, between Lighting Science Group Corporation and Zachary S. Gibler (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2009, File No. 0-20354, and incorporated herein by reference).

10.37+	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.38+**	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and David Henderson.

10.39+**	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and Edward Russ.

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

EXHIBIT NUMBER	DESCRIPTION

23.2*	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡***	XBRL Instance Document.

101.SCH‡***	XBRL Taxonomy Extension Schema Document.

101.CAL‡***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with the Original Report, which is being amended hereby.
**	Filed herewith.
***	Previously furnished with the Original Report, which is being amended hereby.
+	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.