Form 10-Q
period 2012-03-31
LIGHTING SCIENCE GROUP CORP
filed 2012-05-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 9, 2012, was 207,378,916 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$391,287	$3,071,673
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	21,941,938	29,008,313
Inventories, net	50,555,478	44,887,539
Prepaid expenses	9,394,036	9,159,977
Other current assets	545,338	520,660

Total current assets	87,828,077	91,648,162

Property and equipment, net	20,917,123	20,595,723
Intangible assets, net	1,026,150	989,096
Other long-term assets	1,503,704	1,417,527

Total assets	$111,275,054	$114,650,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Lines of credit	$36,000,794	$34,227,288
Current portion of long-term debt	3,783	11,025
Accounts payable	31,283,480	29,350,816
Reserve for losses on non-cancelable purchase commitments	2,696,130	5,806,032
Accrued expenses	3,249,435	3,927,350
Unearned revenue	88,024	40,999

Total current liabilities	73,321,646	73,363,510

Long-term debt, less current portion	18,013	18,796
Redeemable Series G Preferred Stock, $0.001 par value, authorized 80,000 shares, issued and outstanding 43,358 and 34,108 shares as of March 31, 2012 and December 31, 2011, respectively.	40,378,803	28,683,703
Repurchase obligation	13,700,000	—

Total other liabilities	54,096,816	28,702,499

Total liabilities	127,418,462	102,066,009

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, authorized 100,000,000 shares, no shares issued or outstanding as of March 31, 2012 and December 31, 2011
Common stock, $.001 par value, authorized 400,000,000 shares, 206,912,778 and 204,815,210 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	206,913	204,815
Additional paid-in capital	539,368,108	549,603,740
Accumulated deficit	(552,100,276)	(533,576,159)
Accumulated other comprehensive loss	(3,618,153)	(3,647,897)

Total stockholders’ (deficit) equity	(16,143,408)	12,584,499

Total liabilities and stockholders’ (deficit) equity	$111,274,054	$114,650,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue (net of noncash sales incentives of $374,000 and $1.9 million for the three months ended March 31, 2012 and 2011, respectively)	$38,938,981	$21,218,416
Cost of goods sold	35,017,989	22,737,385

Gross margin (deficit)	3,920,992	(1,518,969)

Operating expenses:
Sales and marketing (includes related party expenses of $165,000 and $103,000 for the three months ended March 31, 2012 and 2011, respectively)	5,324,949	3,404,266
Operations	4,150,802	3,057,477
Research and development	2,350,405	2,133,744
General and administrative (includes related party expenses of $125,000 and $188,000 for the three months ended March 31, 2012 and 2011, respectively)	5,852,375	5,040,116
Depreciation and amortization	1,973,333	815,113

Total operating expenses	19,651,864	14,450,716

Loss from operations	(15,730,872)	(15,969,685)

Other income (expense):
Interest income	3,278	3,120
Interest expense	(1,094,034)	(159,206)
Related party interest expense	(22,591)	—
Dividends on preferred stock	(1,022,556)	—
Accretion of preferred stock	(675,678)	—
Other expense net	18,336	(236,021)

Total other expense	(2,793,245)	(392,107)

Loss before income tax expense	(18,524,117)	(16,361,792)

Income tax expense	—	—

Net loss	$(18,524,117)	$(16,361,792)

Basic and diluted net loss per weighted average common share	$—	$(0.10)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.01)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.51)	$—

Basic and diluted weighted average number of common shares outstanding	—	163,208,784

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	172,294,331	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	32,353,768	—

Net loss	$(18,524,117)	$(16,361,792)

Foreign currency translation gain	29,744	143,204

Comprehensive loss	$(18,494,373)	$(16,218,588)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

					Accumulated Other Comprehensive

	Common Stock		Additional	Accumulated Deficit
	Shares	Amount	Paid-in Capital		Loss	Total
Balance December 31, 2011	204,815,210	$204,815	$549,603,740	$(533,576,159)	$(3,647,897)	$12,584,499
Issuance of restricted stock for directors’ compensation	630,254	631	240,128	—	—	240,759
Stock based compensation expense	—	—	1,046,034	—	—	1,046,034
Stock issued under equity compensation plans	533,564	533	551,699	—	—	552,232
Issuance of common stock in connection with Series G Units	933,750	934	1,252,200	—	—	1,253,134
Repurchase obligation	—	—	(13,700,000)	—	—	(13,700,000)
Warrant issued to a customer	—	—	374,307	—	—	374,307
Net loss	—	—	—	(18,524,117)	—	(18,524,117)
Foreign currency translation adjustment	—	—	—	—	29,744	29,744

Balance March 31, 2012	206,912,778	$206,913	$539,368,108	$(552,100,276)	$(3,618,153)	$(16,143,408)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from opertaing activities:
Net loss	$(18,524,117)	$(16,361,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,973,333	815,113
Issuance of restricted stock for directors’ compensation	240,759	945,001
Non-cash stock option and restricted stock compensation expense	1,046,034	368,257
Accretion of preferred stock redemption value	675,678	—
Non-cash sales incentive	374,307	1,945,488
Allowance for doubtful accounts	452,460	554,368
Inventory valuation reserve	68,142	369,896
Dividends on preferred stock	1,022,556	—
(Gain) loss on disposal of assets	(36,000)	148,058
Changes in operating assets and liabilities:
Accounts receivable	6,612,754	(2,002,712)
Inventories	(8,878,950)	(22,072,519)
Prepaid expenses	(236,104)	(1,884,870)
Other current and long-term assets	(110,855)	(147,352)
Accounts payable	1,932,664	13,242,426
Accrued expenses and other liabilities	(677,915)	(225,151)
Unearned revenue	47,025	81,170

Net cash used in operating activities	(14,018,229)	(24,224,619)

Cash flows from investing activities:
Purchase of property and equipment	(2,175,046)	(3,031,317)
Capitalized patents	(90,192)	—
Proceeds from sale of property and equipment	36,000	75,330

Net cash used in investing activities	(2,229,238)	(2,955,987)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	1,785,737	3,586,429
Payment of short and long-term debt	(7,936)	(16,137)
Proceeds from issuance of common stock under equity compensation plans	552,232	720,593
Proceeds from issuance of Series G Preferred Units	11,250,000	—
Proceeds from private placement of common stock	—	18,000,001

Net cash provided by financing activities	13,580,033	22,290,886

Effect of exchange rate fluctuations on cash	(12,952)	(59,375)

Net decrease in cash	(2,680,386)	(4,949,095)
Cash and cash equivalents balance at beginning of period	3,071,673	14,489,700

Cash and cash equivalents balance at end of period	$391,287	$9,540,605

Supplemental disclosures:
Interest paid during the period	$1,174,706	$24,281

Non-cash investing and financing activities:
Repurchase obligation	$(13,700,000)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and it designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturer in Mexico.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2012 and December 31, 2011, accounts receivable of the Company is reflected net of an allowance for doubtful accounts of $1.4 million and $1.5 million, respectively.

As of March 31, 2012 and December 31, 2011, there were $20.2 million and $19.5 million, respectively, of accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V. (“IFN Finance”).

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

Long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value. Redeemable Series G Preferred Stock is carried at accreted value amounts, which approximates fair value. Repurchase obligation was recorded at fair value initially and marked to fair value each quarter.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. Cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs as well as purchases of production equipment and other capital investments. The Company’s anticipated growth is expected to significantly increase its working capital needs during 2012, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. The Company also relied heavily on borrowings under its credit facilities.

As of March 31, 2012, the Company had cash and cash equivalents of $391,000 and an additional $5.0 million in cash subject to restrictions under the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). As of March 31, 2012, the Wells Fargo ABL provided the Company with borrowing capacity of (i) up to 85% of its eligible accounts receivable and inventory plus (ii) qualified cash, plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company, up to a maximum of $50.0 million. As of March 31, 2012, the Company had $35.8 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $6.8 million. The Company is required to maintain minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a working capital facility with IFN Finance. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million, or $2.0 million, and availability is based on 75% of LSGBV’s eligible trade receivable invoices. As of March 31, 2012, the total amount outstanding under the IFN Finance facility was €150,000, or $200,000. This facility is due on demand.

On January 11, 2012, the Company issued 150 Series G Preferred Units to an accredited investor for total proceeds of $150,000. Each Series G Unit consists of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of common stock.

On January 17, 2012, the Company issued 5,000 Series G Preferred Units to Continental Casualty Company (“Continental”) for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests of LSGC Holdings held by Continental. See Note 8 for additional discussion of the terms of the Series G Preferred Units issued to Continental and a separate financial instrument, referred to as the Repurchase Obligation, which was also entered into with LSGC Holdings in connection with the Continental investment.

On February 24, 2012, the Company issued 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $2.0 million and on March 13, 2012, 100 Series G Preferred Units were issued to an accredited investor for total proceeds of $100,000. On each of March 20 and March 28, 2012, the Company issued 2,000 Series G Preferred Units, respectively, to PCA Holdings for total proceeds of $4.0 million.

From April 1, 2012 through May 2, 2012, the Company issued 3,000 Series G Preferred Units to Leon Wagner for total proceeds of $3.0 million and 2,000 Series G Preferred Units to Holdings II for total proceeds of $2.0 million.

The Company believes it will have sufficient capital to fund its operations for the next 12 months. The Company has historically been dependent on affiliates of Pegasus Capital for its liquidity needs because other sources of liquidity have been insufficient or unavailable to meet its needs. Pegasus Capital and Pegasus IV have committed to support the Company through April 16, 2013, with up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by the Company on or before April 16, 2013) of the capital needed to fund its operations and debt service requirements as they come due. The Company has $33.0 million of capital available under the Pegasus Capital and Pegasus IV commitments as of May 9, 2012. However, their support, which in no way amounts to a guarantee of these obligations, may be effected through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus Capital and Pegasus IV, as the Company’s indirect controlling shareholders, may request that the Company take certain actions related to operations, capital structure or otherwise, which, if accepted, may have a negative effect on its business and results of operations. In addition, such parties may seek other terms and consideration that would require, and may not receive, approval by the Committee of Independent Directors of the Company’s board of directors.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consist of the following:

	As of March 31, 2012	As of December 31, 2011
Raw materials and components	$36,890,500	$33,050,569
Work-in-process	3,058,416	3,196,654
Finished goods	10,606,562	8,640,316

Total inventory, net	$50,555,478	$44,887,539

Property and Equipment, net

Property and equipment, net consists of the following:

	As of March 31, 2012	As of December 31, 2011
Leasehold improvements	$1,648,611	$1,585,126
Office furniture and equipment	1,286,020	1,186,260
Computer hardware and software	6,612,944	6,365,630
Tooling, production and test equipment	16,950,264	16,058,742
Construction-in-process	2,497,485	1,546,524

Total property and equipment	28,995,324	26,742,282
Accumulated depreciation	(8,078,201)	(6,146,559)

Total property and equipment, net	$20,917,123	$20,595,723

Depreciation related to property and equipment was $1.9 million and $611,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5. GOODWILL AND INTANGIBLES

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the third and fourth quarters of 2011, and their net book values are detailed below as of March 31, 2012 and December 31, 2011:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2012:
Technology and intellectual property	$738,563	$(204,958)	$533,605	1.0 to 20.0 years
Trademarks	296,875	(271,882)	24,993	1.0 year
Customer relationships	2,314,549	(1,894,244)	420,305	3.0 years
License agreements	2,090,993	(2,043,746)	47,247	6.0 years

	$5,440,980	$(4,414,830)	$1,026,150

December 31, 2011:
Technology and intellectual property	$2,282,513	$(1,831,236)	$451,277	1.3 to 20.0 years
Trademarks	409,934	(383,380)	26,554	1.3 years
Customer relationships	2,585,296	(2,120,209)	465,087	0.3 to 3.0 years
License agreements	2,030,010	(1,983,832)	46,178	6.3 years

	$7,307,753	$(6,318,657)	$989,096

Total intangible amortization expense was $70,000 and $204,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	March 31, 2012	December 31, 2011
ABN AMRO Bank, revolving line of credit	$—	$34,732
IFN Finance, working capital line	200,318	372,422
Wells Fargo, revolving line of credit	35,800,476	33,820,134

	$36,000,794	$34,227,288

ABN AMRO Bank

On February 29, 2012, the Company repaid the outstanding balance of its credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) and closed the facility. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance.

IFN Finance

As of March 31, 2012, the maximum borrowing capacity on the IFN Finance facility was €1.5 million, or $2.0 million, and availability was based on 75% of the value of LSGBV’s eligible trade receivables. As of March 31, 2012, there was $789,000 of accounts receivable pledged as collateral. Interest is payable monthly on this facility and the interest rate was 6.70% per annum as of March 31, 2012. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

As of March 31, 2012, the Wells Fargo ABL provides borrowing capacity of up to a maximum of $50.0 million calculated as (i) up to 85% of the applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of the pledged letters of credit provided by Ares Capital in favor of Wells Fargo under the Ares Letter of Credit Facility. As of March 31, 2012, qualified collateral included $19.4 million of accounts receivable, $3.8 million of inventory and $5.0 million of qualified cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The annual interest rate was 3.97% as of March 31, 2012.

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

The Wells Fargo ABL contains customary financial covenants, which limit the Company’s ability to incur additional indebtedness or guaranty indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is also required to maintain a minimum of $5.0 million of qualified cash, which is included in restricted cash, minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that the Company has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants. The Wells Fargo ABL contains a subjective acceleration clause, a lockbox requirement and cross default provisions. As of March 31, 2012, the Company had available borrowing capacity under the Wells Fargo ABL of $6.8 million.

On February 24, 2012, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Wells Fargo ABL, and increased the maximum amount of authorized advances or payments to or for the benefit of our wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (“LSG Mexico”), in each month from $750,000 to (i) $860,000 for the month ended December 31, 2011, (ii) $1.4 million for the period from January 1, 2012 through March 31, 2012, (iii) $1.5 million for the period from April 1, 2012 through September 30, 2012, and (iv) $1.8 million for October 1, 2012 and for each month thereafter. Further, Wells Fargo may, in good faith and in the exercise of its reasonable business judgment, agree to amend the maximum amount of authorized advances or payments to LSG Mexico. Amendment No. 5 also provides the Company with borrowing base eligibility for additional accounts receivable. The Company paid Wells Fargo a fee of $5,000 in connection with this amendment.

Ares Capital

On September 21, 2011, the Company entered into a $25.0 million standby letter of credit pledged for the account of Ares Capital, in favor of Wells Fargo for the benefit of the Company. As a condition to Ares Capital’s agreement to provide the Ares Letter of Credit Facility for the benefit of the Company, the Company entered into the Second Lien Letter of Credit, Loan and Security Agreement (the “Ares Loan Agreement”) with Ares Capital. In accordance with the Ares Loan Agreement, the Company agreed to reimburse Ares Capital for any amounts drawn on the Ares Letter of Credit Facility and to permanently reduce the face amount of the Ares Letter of Credit Facility by such amount. Further, the Company agreed that any such reimbursement obligation would automatically convert into a term loan (an “Ares Term Loan”) by Ares Capital to the Company secured by substantially all of the assets of the Company. The Ares Letter of Credit Facility may only be used to collateralize borrowings pursuant to the Wells Fargo ABL, and the proceeds from any Ares Term Loan may only be used to satisfy the reimbursement obligations incurred pursuant to a draw on the Ares Letter of Credit Facility.

Interest on any Ares Term Loan accrues at either (at the Company’s election): (a) 9.0% per annum plus the highest of (i) The Wall Street Journal prime rate, (ii) the sum of 0.50% per annum and the federal funds rate and (iii) the sum of 1.0% per annum and the higher of the daily one month LIBOR rate and 1.5% per annum; or (b) 10.0% per annum plus the highest of (i) 1.5% per annum and (ii) the daily one-month LIBOR rate. The Company is required to pay certain fees to Ares Capital under the Ares Loan Agreement including: (a) an annual administrative fee of $50,000, payable quarterly in advance; (b) a quarterly fronting fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 0.75% per annum; and (c) a quarterly letter of credit fee equal to the product of the average daily undrawn face amount of the Ares Letter of Credit Facility multiplied by 10.0% per annum.

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

As of March 31, 2012, the Repurchase Obligation was valued at $13.7 million using Level 3 valuation techniques and was the only liability the Company had that was accounted for at fair value on a recurring basis.

As of March 31, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 8. SERIES G PREFERRED UNITS AND REPURCHASE OBLIGATION

Series G Preferred Units

On December 1, 2011, the Company entered into the Series G Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement, the Company issued an aggregate of 34,108 Series G Preferred Units of the Company’s securities at a price per Series G Unit of $1,000. Each Series G Preferred Unit consists of: (i) one share of the Company’s newly designated Series G Preferred Stock and (ii) 83 shares of the Company’s common stock. Holdings II purchased 12,958 Series G Preferred Units and the additional accredited investors purchased 9,650 Series G Preferred Units for an aggregate of 22,608 Series G Preferred Units and total consideration of $22.6 million. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of common shares of the Company. Subsequent to initial recognition, the Series G Preferred Stock is recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price is being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $667,000 for the three months ended March 31, 2012.

As of December 31, 2011, 34,108 Series G Preferred Units were issued and outstanding and the Company had raised an aggregate of $34.1 million pursuant to the sale of the Series G Preferred Units. From January 1, 2012 through March 31, 2012, the Company issued an additional 11,250 Series G Preferred Units for total proceeds of $11.3 million.

Through March 31, 2012, 15,650 and 12,958 Series G Preferred Units had been issued to PCA Holdings and Holdings II, respectively, for total proceeds of $15.7 million and $13.0 million, respectively, and 3,500 Series G Preferred Units had been issued to Leon Wagner, a member of the board of directors, for total proceeds of $3.5 million.

Pursuant to the Series G Subscription Agreement, if, at any time while shares of Series G Preferred Stock remain outstanding, the Company issues securities (other than pursuant to the Company’s equity-based compensation plans) that results in gross proceeds to the Company of at least $50.0 million (a “Series G Subsequent Issuance”), the Company must notify all holders of Series G Preferred Stock of the terms and conditions of such Series G Subsequent Issuance. Simultaneous with, and subject to the closing of such Series G Subsequent Issuance, each holder of Series G Preferred Stock would have the right to: (i) subject to the terms of the Series G Subsequent Issuance, require the Company to use the proceeds of such Series G Subsequent Issuance to redeem all of such holder’s Series G Preferred Stock or (ii) convert all or a portion of such holder’s Series G Preferred Stock into the securities issued in the Series G Subsequent Issuance on substantially the same terms and conditions governing the Series G Subsequent Issuance. If a holder elects to convert its shares of Series G Preferred Stock, such holder would retain all of the shares of Common Stock issued in conjunction with each converted share of Series G Preferred Stock. Upon any conversion or redemption of the Series G Preferred Stock, each share of Series G Preferred Stock would be valued at its accrued value, which includes the initial fair value plus any dividends accrued through the date of conversion (“Accrued Value”) .

In addition, if, at any time prior to November 17, 2013, the Company issues securities (other than issuances pursuant to the Company’s equity based compensation plans or pursuant to a Series G Subsequent Issuance) which PCA Holdings, in its sole reasonable discretion, determines are more favorable than the Series G Preferred Units, each Purchaser may exchange all of its Series G Preferred Stock, valued at the Accrued Value of the Series G Preferred Stock included in such Series G Preferred Unit Subscription, for such newly issued securities. Upon such occurrence, any outstanding rights to purchase Series G Preferred Units would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities.

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

During the three months ended March 31, 2012, the Company accrued and expensed $1.0 million of dividends on the Series G Preferred Stock.

Repurchase Obligation

In May 2011, the Company entered into an agreement with LSGC Holdings pursuant to which LSGC Holdings agreed to purchase 3,750,000 shares of the Company’s common stock at a purchase price of $4.00 per share (the “Holdings Placement”). This purchase was completed on May 26, 2011 and generated net proceeds, after deducting placement agent commissions, of $14.4 million. Also in May 2011, LSGC Holdings issued 15,000,000 senior preferred membership interests in LSGC Holdings (the “Class C Preferred Interests”) and distributed 562,500 shares of common stock of the Company, to Continental for $15.0 million.

On January 17, 2012, in connection with Continental’s purchase of 5,000 Series G Preferred Units from the Company for $5.0 million, LSGC Holdings agreed to certain amendments to the terms of the Class C Preferred Interests held by Continental to increase the interest rate on the Class C Preferred Interests and to distribute 682,500 additional shares of common stock of the Company to Continental (the “Class C Amendments”). In addition, per the terms of the Holding Placement agreement, LSGC Holdings may be obligated to redeem the Class C Preferred Interests if the Company (i) incurs aggregate indebtedness that exceeds (a) the indebtedness permitted under its working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of its earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) the Company issues outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate.

On January 17, 2012, in connection with the Class C Amendments, the Company entered into a letter agreement (the “Letter Agreement”) with LSGC Holdings pursuant to which it agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising, in connection, with the Class C Preferred Interests held by Continental (the “Repurchase Obligation”) arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap. In exchange LSGC Holdings agreed to return to the Company 3,750,000 shares of the Company’s common stock less any shares of common stock that had been previously distributed to Continental (or 2,505,000 shares of common stock) in the event the Company is required to settle the Repurchase Obligation. Pursuant to the Letter Agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to these transactions. This fee is included in other long-term assets and will be recognized as interest expense over the life of the Series G Preferred Units. For the three months ended March 31, 2012, the Company recognized related party interest expense of $23,000.

The Repurchase Obligation was determined to be a financial instrument which may require repurchase of the Company’s common stock based on certain contingent events described above. The Repurchase Obligation is recorded initially at fair value as a liability with an offset to additional paid-in capital. Subsequent changes in fair value of the Repurchase Obligation are also measured and recorded at the end of each period in the Company’s consolidated financial statements. The terms of the Repurchase Obligation may require the Company to repurchase its common stock held by LSGC Holdings, an entity that is controlled by Pegasus Capital, for an amount that currently exceeds the fair value of the underlying common stock. Fair value of the Repurchase Obligation is considered a deemed dividend to the Company’s controlling shareholders. The deemed dividend is applicable only to the shares held by Pegasus Capital and its affiliates and as a result, for financial reporting purposes only, creates a separate class of common stock referred to herein as the Company’s common stock attributable to controlling shareholders. As of March 31, 2012, the fair value of the Repurchase Obligation was $13.7 million and the change in fair value of the Repurchase Obligation from date of issuance on January 17, 2012 through March 31, 2012, was $1.6 million and was recorded as a deemed dividend, with a corresponding offset to additional paid in capital. The fair value of the Repurchase Obligation is based on the probability of required settlement of the contractual terms of the Class C Preferred Interest of LSGC Holdings less the fair value of the common stock of the Company that it would receive upon settlement. The terms of the Letter Agreement and the related Repurchase Obligation resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling shareholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling shareholders representing the minority interest stockholders. Upon the fulfillment of the Repurchase Obligation, LSGC Holdings would be required to surrender 3,750,000 shares of common stock less any shares of common stock distributed by LSGC Holdings to Continental. As of March 31, 2012, there remains 2,505,000 shares of common stock available for surrender to the Company. The surrender of common stock to the Company would be recorded as a treasury stock transaction, based on the fair value of the common stock on the date of the fulfillment of the Repurchase Obligation.

NOTE 9. STOCKHOLDERS’ EQUITY

On March 14, 2012, in settlement of director fees of $875,000 for the year ended December 31, 2012, the board of directors issued to each of its non-employee directors an option to receive $100,000 payable in either: (i) stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.19 per share, the closing price of the Company’s common stock on March 13, 2012, or (ii) an amount of restricted shares of the Company’s common stock equal to $100,000 as of March 13, 2012. Additionally, each member of the Company’s Audit Committee and Committee of Independent Directors were issued an option to receive either: (i) stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.19 per share, or (ii) an amount of restricted shares of the Company’s common stock having a value equal to $25,000 as of March 13, 2012. The stock options and restricted shares of common stock vest, for directors in office at such time, on the first day of each calendar quarter, commencing January 1, 2012, at the rate of 25% for each quarter. Any stock options elected to be received under the options would expire, if unexercised, on March 13, 2022. Pursuant to the respective elections made by each director, on March 28, 2012, the Company issued a total of 630,254 shares of restricted common stock and stock options to purchase 125,000 shares of the Company’s common stock to its non-employee directors. For the three months ended March 31, 2012, the Company recorded expense of $241,000 related to the restricted stock awards and $10,000 related to the stock options issued to the directors.

On January 13, 2011, the Company issued a warrant to The Home Depot (the “THD Warrant”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each fiscal year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding fiscal year. For the shares underlying the THD Warrant to be eligible for vesting following the fiscal years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of March 31, 2012 and 2011, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the three months ended March 31, 2012 and 2011 and, accordingly, recorded a $374,000 and $1.9 million reduction in revenue for the three months ended March 31, 2012 and 2011, respectively.

Warrants for the Purchase of Common Stock

As of March 31, 2012, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in March 2007 private placement	Private Placement A Warrants	1,300,453	$1.60	June 29, 2012 through November 5, 2012
Investors in rights offering	Series D Warrants	1,171,044	$ 5.90 to $5.92	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,000,000	$2.00	2014 through 2018

		7,471,497

As of March 31, 2012, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot. As discussed above, 1,000,000 shares issuable pursuant to the THD Warrant vested during the year ended December 31, 2011 when the product purchases for the period satisfied the prescribed vesting conditions and 1,000,000 shares issuable pursuant to the THD Warrant may vest in 2012 if the product purchases for the year reach the required levels.

NOTE 10: EARNINGS (LOSS) PER SHARE

Upon issuance of the Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling shareholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling shareholders representing the minority interest shareholders. For the three months ended March 31, 2012, the Company computed net loss per share of common stock attributable to controlling shareholders and noncontrolling shareholders using the two-class method. For the three months ended March 31, 2011, the Company had a single class of common shares outstanding for financial reporting purposes only. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling shareholders. The allocation of the net losses attributable to the common stock attributable to controlling shareholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling shareholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 8. Series G Units and Repurchase Obligation for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2012		2011
	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net loss per share:
Net loss from operations	$(15,595,553)	$(2,928,564)	$(16,361,792)
Deemed dividends on common stock attributable to controlling shareholders	13,700,000	(13,700,000)	—

Undistributed net loss	$(1,895,553)	$(16,628,564)	$(16,361,792)

Basic and diluted weighted average number of common shares outstanding	172,294,331	32,353,768	163,208,784

Basic and diluted net loss per common share:	$(0.01)	$(0.51)	$(0.10)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. The Company had 3.7 million and 12.3 million common stock equivalents outstanding as of March 31, 2012 and 2011, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 11: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a Support Services Agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 83.4% of the Company’s common stock as of March 31, 2012.

                On January 17, 2012, the Company entered into the Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap. In exchange, LSGC Holdings agreed to return 3,750,000 shares of the Company’s common stock less any shares of common stock that had been previously distributed to Continental (or 2,505,000 shares of common stock as of March 31, 2012) in the event the Company is required to settle the Repurchase Obligation. Pursuant to the Letter Agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee is included in other long-term assets and will be recognized as interest expense over the life of the Series G Preferred Units. For the three months ended March 31, 2012, the Company recognized related party interest expense of $23,000. In addition, during the three months ended March 31, 2012, and 2011, the Company recorded $125,000 and $187,500, respectively, of management fees pursuant to the Support Services Agreement.

During the three months ended March 31, 2012 and 2011, the Company incurred consulting fees of $101,000 and $0, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital.

During the three months ended March 31, 2012 and 2011, the Company incurred consulting fees of $64,000 and $103,000, respectively, for services provided by MWW Group, which is owned by Michael Kempner, a director of the Company.

On February 24, 2012, the Company issued 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $2.0 million.

On each of March 20 and March 28, 2012, the Company issued 2,000 Series G Preferred Units, respectively, to PCA Holdings for total proceeds of $4.0 million.

NOTE 12. CONCENTRATIONS OF CREDIT RISK

For the three months ended March 31, 2012 and 2011, the Company had two customers whose revenue collectively represented 73% and 64% of total revenue, respectively.

As of March 31, 2012 and December 31, 2011, the Company had two customers whose accounts receivable balance collectively represented 71% and 69% of accounts receivables, net of allowances, respectively.

NOTE 13. SUBSEQUENT EVENTS

On April 12, 2012 and May 2, 2012, respectively, the Company issued 1,000 and 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $3.0 million. On April 13, 2012, the Company issued 2,000 Series G Preferred Units to Holdings II for total proceeds of $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of the our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012 (as amended, the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

We design, develop, manufacture and market general illumination products that exclusively use light emitting diodes, or LEDs, as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications.

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced substantial sales growth during the year ended December 31, 2011 and the three months ended March 31, 2012, as a result of the expansion of relationships with several key customers and our launch of multiple new products within each of our product families during 2011 and the first quarter of 2012. Retrofit lamp sales, in particular, have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has generally become more widespread, though we believe the LED lighting market still remains in its early stages. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses.

	Three Months Ended March 31,
	2012	2011
Revenue (net of $374,000 and $1.9 million of noncash sales incentive for THD warrant for the three months ended March 31, 2012 and 2011, respectively)	$38,938,981	$21,218,416
Cost of goods sold	35,017,989	$22,737,385

Gross margin (deficit)	$3,920,992	$(1,518,969)

GAAP Gross margin percentage	10.1%	-7.2%

Our gross margin was impacted during the three months ended March 31, 2012 and 2011 by a non-cash sales incentive expense related to the warrant, or the THD Warrant, we issued to The Home Depot, Inc. on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,000,000 shares of our common stock at an exercise price of $2.00 per share. Our revenue for the three months ended March 31, 2012 and

2011 was net of a non-cash charge of $374,000 and $1.9 million, respectively, which represents the fair-value of the portion of the THD Warrant that was expected to vest during these periods. Excluding the impact of this non-cash charge for the three months ended March 31, 2012, our revenue would be $374,000 higher and our gross margin would be 10.9%, versus the gross margin of 10.1% that was reported for the period. Excluding the impact of this non-cash charge for the three months ended March 31, 2011, our revenue would be $1.9 million higher and our gross margin would be 1.8% versus the negative gross margin of 7.2% that was reported for the period.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide a meaningful insight into our business and useful information with respect to the results of our business. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers and is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation and depreciation and amortization, total operating expenses increased by 33.0% for the three months ended March 31, 2012 while revenue increased 69.7% excluding the $374,000 non-cash sales incentive compared to the three months ended March 31, 2011. Total operating expenses represented 50.0% of adjusted revenue for the three months ended March 31, 2012 as compared to 62.4% of adjusted revenue for the three months ended March 31, 2011. For the three months ended March 31, 2012, the increase in non-GAAP adjusted operating expense as a percentage of adjusted revenue was due primarily to the $1.9 million increase in sales and marketing expense from the continued expansion of our sales and marketing capabilities as we built our enterprise and national accounts sales teams, including a $590,000 increase in new product promotions, and a $1.1 million increase in operations expense due to the continued expansion of our now fully-operational Mexico facility.

	xxxxx,xxxx,xxxx	xxxxx,xxxx,xxxx
	Three Months Ended March 31,
	2012	2011
Revenue	$38,938,981	$21,218,416
Add back:
Noncash sales incentives for THD Warrant	374,307	1,945,488

Adjusted revenue	39,313,288	23,163,904

Cost of goods sold	35,017,989	22,737,385

Adjusted gross margin (deficit)	$4,295,299	$426,519

Non-GAAP adjusted gross margin percentage	10.9%	1.8%

Total operating expenses	19,651,864	14,450,716
Less:
Issuance of restricted stock for directors compensation	(240,759)	(945,001)
Non-cash stock option and restricted stock compensation expense	(1,046,034)	(368,257)
Depreciation and amortization	(1,973,333)	(815,113)

Total operating expenses, excluding stock based compensation and depreciation and amortization	16,391,738	12,322,345

GAAP operating expenses as a percentage of adjusted revenue	50.0%	62.4%

Non-GAAP operating expenses as a percentage of adjusted revenue	41.7%	53.2%

Our performance for the three months ended March 31, 2012 reflects the results of the strategic plan upon which we continue to execute. The remaining phases of this plan include initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we meet growing demand for our products and (iv) increasing brand awareness and product promotion.

One aspect of our strategic plan includes developing and bringing to market ground breaking products and technologies. We launched approximately 105 new products during 2011 and an additional 21 new products during the first quarter of 2012. Additionally, we have continued to increase our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting such as in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing new, higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A second aspect of our strategic plan entails capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels including additional retail stores during the past year. In addition, we continue to significantly increase the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The third aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010 and 2011. Our non-GAAP adjusted gross margin percentage improved to 10.9% for the three months ended March 31, 2012 as compared to an adjusted gross margin percentage of 1.8% for the three months ended March 31, 2011, and we anticipate additional near-term improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through increased sourcing from suppliers closer to our production sites, the continued implementation of our ERP system functionality, increasing production at our facility in Monterrey, Mexico and the expansion of low-cost production capacity in Mexico through Jabil, our contract manufacturing partner. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

Recent Events

On April 12, 2012 and May 2, 2012, we issued 1,000 and 2,000 Series G Preferred Units, respectively, each Series G Preferred Unit consisting of: (i) one share of our Series G Preferred Stock and (ii) 83 shares of our common stock, to Leon Wagner, a member of our board of directors, for total proceeds of $3.0 million. On April 16, 2012, we issued 2,000 Series G Preferred Units to LSGC Holdings II LLC, or Holdings II, for total proceeds of $2.0 million.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2011. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2012 as set forth herein.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue	$38,938,981	$21,218,416	17,720,565	83.5%	100.0%	100.0%
Cost of goods sold	35,017,989	22,737,385	12,280,604	54.0%	89.9%	107.2%
Sales and marketing	5,324,949	3,404,266	1,920,683	56.4%	13.7%	16.0%
Operations	4,150,802	3,057,477	1,093,325	35.8%	10.7%	14.4%
Research and development	2,350,405	2,133,744	216,661	10.2%	6.0%	10.1%
General and administrative	5,852,375	5,040,116	812,259	16.1%	15.0%	23.8%
Depreciation and amortization	1,973,333	815,113	1,158,220	142.1%	5.1%	3.8%
Interest income	3,278	3,120	158	*	0.0%	0.0%
Interest expense, including related party	(1,116,625)	(159,206)	(957,419)	601.4%	-2.9%	-0.8%
Dividends on preferred stock	(1,022,556)	—	(1,022,556)	*	-2.6%	0.0%
Accretion of preferred stock	(675,678)	—	(675,678)	*	-1.7%	0.0%
Other income (expense), net	18,336	(236,021)	254,357	*	0.0%	-1.1%
Income tax expense	—	—	—	*	0.0%	0.0%

Net loss	$(18,524,117)	$(16,361,792)	(2,162,325)	13.2%	-47.6%	-77.1%

*	Variance is not meaningful.

Revenue

Revenue increased $17.7 million, or 83.5%, to $38.9 million for the three months ended March 31, 2012 from $21.2 million for the three months ended March 31, 2011. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2011 and the three months ended March 31, 2012, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $374,000 and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that was expected to vest during these periods. Excluding the impact of these non-cash charges, our revenue was $39.3 million and $23.2 million for the three months ended March 31, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold increased $12.3 million, or 54.0%, to $35.0 million for the three months ended March 31, 2012 from $22.7 million in the three months ended March 31, 2011. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the three months ended March 31, 2012.

Cost of goods sold as a percentage of revenue decreased for the three months ended March 31, 2012 to 89.9% (or gross margin of 10.1%) as compared to 107.2% (or a negative gross margin of 7.2%) for the three months ended March 31, 2011. Our gross margin for the three months ended March 31, 2012 and 2011 was negatively impacted by a non-cash charge that reduced our revenue by $374,000 and $1.9 million, respectively. Excluding the impact of this non-cash charge, our gross margin was 10.9% and 1.8% for the three months ended March 31, 2012 and 2011, respectively.

The decrease in cost of goods sold as a percentage of revenue was primarily due to lower materials and overhead costs as a result of increased scale, decreased labor costs associated with the transition of volume to our production facility in Mexico and our lower cost contract manufacturing partner, improved efficiencies in our supply chain and efforts to remove and reduce costs in our products. In particular, we reduced expediting costs during the three months ended March 31, 2012 as a result of increased purchases from suppliers closer to our production sites as well as increased awareness of our production needs for recently introduced products. For the three months ended March 31, 2012, freight-in was $2.9 million or 7.6% of revenue compared to $2.4 million or 11.4% of revenue for the three months ended March 31, 2011. In addition, gross margin was impacted by the mix of products sold during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Sales and Marketing

Sales and marketing expenses increased $1.9 million, or 56.4%, to $5.3 million for the three months ended March 31, 2012 from $3.4 million for the three months ended March 31, 2011, but decreased as a percentage of revenue to 13.7% for the three months ended March 31, 2012 from 16.0% for the three months ended March 31, 2011. The increase in sales and marketing expenses was primarily due to an increase of $886,000 in freight not billed to customers, in conjunction with the increase in our revenue, an increase of $590,000 and $355,000 in advertising and promotion expense and samples expense, respectively, in conjunction with our increased marketing efforts and an increase of $178,000 in in personnel related expenses due to the continued expansion of our sales and marketing group. These increases were partially offset by a decrease of $300,000 in consulting-related expenses.

Operations

Operations expenses increased $1.1 million, or 35.8%, to $4.2 million for the three months ended March 31, 2012 from $3.1 million in the three months ended March 31, 2011, but decreased as a percentage of revenue to 10.7% for the three months ended March 31, 2012 from 14.4% for the three months ended March 31, 2011. The increase in operations expense was primarily due to $627,000 related to the addition of a distribution facility in Texas during 2011, an increase of $342,000 due to the expansion of our operations in Mexico during 2011 and $144,000 in personnel related expenses.

Research and Development

Research and development expenses increased $217,000, or 10.2%, to $2.4 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2011, but decreased as a percentage of revenue to 6.0% for the three months ended March 31, 2012 from 10.1% for the three months ended March 31, 2011. The increase in research and development expenses was primarily due to an increase of $119,000 in external development costs and an increase of $102,000 in personnel related expenses as we expanded our product development efforts.

General and Administrative

General and administrative expenses increased $812,000, or 16.1%, to $5.9 million for the three months ended March 31, 2012 from $5.0 million for the three months ended March 31, 2011, but decreased as a percentage of revenue to 15.0% for the three months ended March 31, 2012 from 23.8% for the three months ended March 31, 2011. The increase in general and administrative expenses was primarily due to a $915,000 increase in consulting fees, $525,000 in personnel related costs as we expanded our infrastructure to support our continued growth, $200,000 in property insurance expense and $140,000 in facility rent expense due to our expanded facilities. These increases were partially offset by a decrease of $564,000 in non-cash stock based compensation, which was primarily related to a change in the compensation agreement related to the equity issued to our board of directors in lieu of cash payments for their services, a decrease of $232,000 in legal fees, and a decrease of $101,000 in bad debt expense due to a decrease in our accounts receivable and an increased focus on collection activities .

Depreciation and Amortization

Depreciation and amortization expense increased $1.2 million, or 142.1%, to $2.0 million for the three months ended March 31, 2012 from $815,000 for the three months ended March 31, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and research and development machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $132,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2011.

Interest Income

Interest income remained flat for the three months ended March 31, 2012 and 2011 at $3,000. For both periods, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense

Interest expense increased $957,000, or 601.4%, to $1.1 million for the three months ended March 31, 2012 from $159,000 for the three months ended March 31, 2011. The increase in interest expense was primarily due to the increase in the borrowing capacity of our asset based revolving credit facility, or the Wells Fargo ABL, which we originally entered into in November 2010, with Wells Fargo Bank N.A., or Wells Fargo, due to the addition of the standby letter of credit, or the Ares Letter of Credit Facility, dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation, or Ares Capital, up to a maximum of $50.0 million. Interest expense for the three months ended March 31, 2012 consisted primarily of $392,000 of interest expense and fees related to the Wells Fargo ABL, $675,000 of interest related to the Ares Letter of Credit Facility with Ares Capital, $27,000 of interest expense related to the debt facilities of Lighting Science Group B.V., or LSGBV, our subsidiary in the Netherlands, $23,000 of prepaid financing fees paid to Pegasus Partners IV, L.P., or Pegasus IV, related to the Series G Preferred Units and $22,000 of prepaid financing fees related to the Series G Preferred Units. Interest expense for the three months ended March 31, 2011, consisted primarily of $133,000 of interest expense and fees related to the Wells Fargo ABL and $27,000 of interest expense related to the debt facilities of LSGBV.

Dividends on Preferred Stock

Dividends on preferred stock of $1.0 million for the three months ended March 31, 2012 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011. No shares of preferred stock were outstanding during the three months ended March 31, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $676,000 of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the three months ended March 31, 2012. No shares of preferred stock were outstanding during the three months ended March 31, 2011.

Other Income (Expense), Net

Other income (expense), net increased $254,000 for the three months ended March 31, 2012 to net income of $18,000 from net expense of $236,000 for the three months ended March 31, 2011. Other income for the three months ended March 31, 2012 consisted primarily of a $31,000 foreign exchange gain and $22,000 of miscellaneous income, partially offset by $35,000 in late payment fees. Other expense for the three months ended March 31, 2011 consisted primarily of a $148,000 loss on disposal of property and equipment and $92,000 in late payment fees.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations. Our cash outflows primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchases of production equipment and other capital investments such as our ERP system. Our anticipated growth is expected to significantly increase our working capital needs during 2012 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P., or Pegasus Capital, including Pegasus IV, LSGC Holdings, LLC, or LSGC Holdings, Holdings II and PCA LSG Holdings, LLC, or PCA Holdings. During the year ended December 31, 2011, we also relied heavily on borrowings under our credit facilities.

As of March 31, 2012, we had cash and cash equivalents of $391,000 and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million calculated as (i) up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of the pledged letters of credit provided by Ares Capital in favor of Wells Fargo under our Ares Letter of Credit Facility. As of March 31, 2012, we had $35.8 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $6.8 million. We are required to maintain a minimum of $5.0 million of qualified cash, minimum excess borrowing availability of $5.0 million and would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing on the Wells Fargo ABL.

On February 24, 2012, we entered into Amendment No. 5 to the Wells Fargo ABL and increased the maximum amount of authorized advances or payments to or for the benefit of our wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V., or LSG Mexico, in each fiscal month from $750,000 to (A) $860,000 for the fiscal month ended December 31, 2011, (B) $1.4 million for the period from January 1, 2012 through March 31, 2012, (C) $1.5 million for the period from April 1, 2012 through September 30, 2012, and (D) $1.8 million for October 1, 2012 and for each fiscal month thereafter. Further, Wells Fargo may, in good faith and in the exercise of its reasonable business judgment, agree to amend the maximum amount of authorized advances or payments to LSG Mexico. This amendment also provides us with borrowing base eligibility for additional accounts receivable.

On February 29, 2012, we repaid the outstanding balance and closed our credit facility with ABN AMRO Bank N.V., or ABN AMRO. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance B.V., or IFN Finance.

LSGBV has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 75% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of March 31, 2012, we had $200,000 outstanding under the IFN Finance line of credit.

From January 1, 2012 through May 9, 2012, we issued an aggregate of 16,250 of our Series G Preferred Units for aggregate proceeds of $16.3 million. Of these issuances, 5,000 of our Series G Preferred Units were issued to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings, our largest stockholder and an affiliate of Pegasus Capital, agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings may be obligated to redeem the preferred membership interests if we (i) incur aggregate indebtedness that exceeds (a) the indebtedness permitted under our working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issue outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate.

On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap. The terms of the letter agreement and the related repurchase obligation resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling shareholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling shareholders representing the minority interest stockholders. Upon the fulfillment of the repurchase obligation, LSGC Holdings would be required to surrender 3,750,000 shares of common stock less any shares of common stock remained distributed by LSGC Holdings to Continental. As of March 31, 2012, there remains 2,505,000 shares of common stock available for surrender to the Company.

We believe we will have sufficient capital to fund our operations for the next 12 months. We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. Pegasus Capital and Pegasus IV have committed to support us through April 16, 2013, with up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by us on or before April 16, 2013) of the capital needed to fund our operations and debt service requirements as they come due. We have $33.0 million of capital available under the Pegasus Capital and Pegasus IV commitments as of May 9, 2012. However, their support, which in no way amounts to a guarantee of these obligations, may be effected through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus Capital and Pegasus IV, as our indirect controlling shareholders, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, may have a negative effect on our business and results of operations. In addition, such parties may seek other terms and consideration that would require, and may not receive, approval by the Committee of Independent Directors of our board of directors.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Cash flow activities:
Net cash used in operating activities	$(14,018,229)	$(24,224,619)
Net cash used in investing activities	(2,229,238)	(2,955,987)
Net cash provided by financing activities	13,580,033	22,290,886

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $14.0 million and $24.2 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in operating activities for the three months ended March 31, 2012 included certain non-cash reconciliation items comprised primarily of $2.0 million in depreciation and amortization, $1.3 million of stock-based compensation expense, $1.0 million in dividends on preferred stock, $676,000 accretion on preferred stock and a $374,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period,. For the three months ended March 31, 2011, non-cash reconciliation items included a $1.9 million reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period, $1.3 million of stock-based compensation expense and $815,000 in depreciation and amortization.

Net cash used in operating activities decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to changes in working capital. For the three months ended March 31, 2012, inventories increased $8.9 million due to the build-up of materials and components and finished products to support near-term demand for our products, accrued expenses decreased $678,000 and prepaid expenses increased $236,000. These cash uses were partially offset by a $6.6 million decrease in accounts receivable as we increased our collection efforts and a $1.9 million increase in accounts payable as we increased our procurement activities to support anticipated growth.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $2.2 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2012 was primarily due to a decrease in our capital expenditures as a result of the completion of our manufacturing facility in Monterrey, Mexico in 2011.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $13.6 million and $22.3 million for the three months ended March 31, 2012 and 2011, respectively. The cash provided by financing activities for the three months ended March 31, 2012 was comprised of the issuance of Series G Preferred Units for $11.3 million, net borrowings on our lines of credit of $1.8 million and proceeds of $552,000 from the issuance of common stock under equity compensation plans. Cash provided by financing activities for the three months ended March 31, 2011 was comprised of the issuance of Series G Preferred Units for $18.0 million, net borrowings on our lines of credit of $3.6 million and proceeds of $721,000 from the issuance of common stock under equity compensation plans.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of March 31, 2012, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2011, we have made progress implementing certain remediation plans to address the material weaknesses described in our Annual Report, although none have been entirely resolved and fully tested. Specifically during the three months ended March 31, 2012, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we implemented additional spreadsheet controls and enhanced the management review process specific to our excess and obsolete inventory valuation allowance calculations; and

•	we enhanced our policies and procedures over our management review procedures specific to inputs related to inventory valuation calculations and methodology.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2012, the Company issued 150 Series G Preferred Units to an accredited investor for total proceeds of $150,000. These Series G Preferred Units, including the shares of our Series G Preferred Stock and common stock issuable therewith, were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulations D promulgated thereunder.

On March 13, 2012, we issued 100 Series G Preferred Units an accredited investor for total proceeds of $100,000. These Series G Preferred Units, including the shares of our Series G Preferred Stock and common stock issuable therewith, were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulations D promulgated thereunder.

On March 28, 2012, we issued 2,000 Series G Preferred Units to PCA Holdings for total proceeds of $2.0 million. These Series G Preferred Units, including the shares of our Series G Preferred Stock and common stock issuable therewith, were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulations D promulgated thereunder.

On April 12, 2012, we issued 1,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $1.0 million. These Series G Preferred Units, including the shares of our Series G Preferred Stock and common stock issuable therewith, were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbors for sales provided by Regulations D promulgated thereunder.

Item 6. Exhibits

See “Exhibit Index” for a description of our exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: May 14, 2012	By	/s/ JAMES HAWORTH
James Haworth
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By	/s/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

4.3	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.4	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.5	Warrant Agreement, dated as of December 22, 2010 by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.7	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.1	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.2	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.3	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.4	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

10.5*	Series G Unit Subscription Agreement, dated as of March 28, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC.

10.6*	Series G Unit Subscription Agreement, dated as of April 12, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner.

10.7	Series G Unit Subscription Agreement, dated as of April 13, 2012, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.8	Series G Unit Subscription Agreement, dated as of May 2, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2012, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.