Form 10-Q
period 2012-06-30
LIGHTING SCIENCE GROUP CORP
filed 2012-08-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 8, 2012, was 204,541,062 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2012

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,741,038	$3,071,673
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	16,415,297	29,008,313
Inventories, net	39,942,152	44,887,539
Prepaid expenses	5,326,315	9,159,977
Other current assets	514,407	520,660

Total current assets	96,939,209	91,648,162

Property and equipment, net	20,001,381	20,595,723
Intangible assets, net	1,059,617	989,096
Other long-term assets	1,067,082	1,417,527

Total assets	$119,067,289	$114,650,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Lines of credit	$28,175,466	$34,227,288
Current portion of long-term debt	3,881	11,025
Accounts payable	24,883,349	29,350,816
Provision for losses on non-cancelable purchase commitments	5,351,697	5,806,032
Accrued expenses	4,549,671	3,927,350
Unearned revenue	5,923	40,999

Total current liabilities	62,969,987	73,363,510

Long-term debt, less current portion	16,814	18,796
Redeemable Series G Preferred Stock, $0.001 par value, authorized 80,000 shares, issued and outstanding 0 and 34,108 shares as of June 30, 2012 and December 31, 2011, respectively.	—	28,683,703
Riverwood Warrant liability	16,102,335	—

Total other liabilities	16,119,149	28,702,499

Total liabilities	79,089,136	102,066,009

Series H Redeemable Convertible Preferred stock, $.001 par value, authorized 90,000 shares, 65,051 and 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	130,105,110	—
Series I Redeemable Convertible Preferred stock, $.001 par value, authorized 90,000 shares, 62,359 and 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	124,736,627	—

	254,841,737	—

Commitments and contingencies

Stockholders' (deficit) equity:

Preferred stock, $.001 par value, authorized 100,000,000 shares, 65,051 shares of Series H and 62,359 shares of series I issued and outstanding as of June 30, 2012 and 34,108 shares of Series G issued and outstanding as of December 31, 2011

Common stock, $.001 par value, authorized 400,000,000 shares, 206,947,124 and 204,815,210 shares issued as of June 30, 2012 and December 31, 2011, respectively, 204,442,124 and 204,815,210 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	206,947	204,815
Additional paid-in capital	394,701,875	549,603,740
Accumulated deficit	(602,529,930)	(533,576,159)
Accumulated other comprehensive loss	(3,484,976)	(3,647,897)
Treasury stock, 2,505,000 and 0 shares as of June 30, 2012 and December 31, 2011, respectively, at cost	(3,757,500)	—

Total stockholders’ (deficit) equity	(214,863,584)	12,584,499

Total liabilities and stockholders’ (deficit) equity	$119,067,289	$114,650,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Revenue (net of noncash sales incentives of $341,000 and $535,000 for the three months ended June 30, 2012 and 2011, respectively)	$30,073,451	$23,441,614
Cost of goods sold (includes inventory valuation allowance of $12.3 million and provision for losses on purchase commitments of $2.7 million for the three months ended June 30, 2012, due to restructuring, and inventory valuation allowance of $255,000 and provision for losses on purchase commitments of $0 for the three months ended June 30, 2011)	50,339,725	22,065,755

Gross (deficit) margin	(20,266,274)	1,375,859

Operating expenses:
Sales and marketing (includes related party expenses of $44,000 and $174,000 for the three months ended June 30, 2012 and 2011, respectively)	4,715,819	4,263,117
Operations (includes related party expenses of $19,000 and $70,000 for the three months ended June 30, 2012 and 2011, respectively)	4,312,357	3,314,129
Research and development	2,535,139	2,909,837
General and administrative (includes related party expenses of $145,000 and $188,000 for the three months ended June 30, 2012 and 2011, respectively)	5,289,211	4,018,731
Restructuring expenses	1,851,252	—
Depreciation and amortization	2,345,518	1,010,324

Total operating expenses	21,049,296	15,516,138

Loss from operations	(41,315,570)	(14,140,279)

Other income (expense):
Interest income	1,045	149,267
Interest expense	(1,478,320)	(194,796)
Related party interest expense	(227,409)	(43,200)
Decrease in fair value of liabilities under derivative contracts	361,850	—
Dividends on preferred stock	(776,835)	—
Accretion of preferred stock	(6,847,782)	—
Other (expense) income, net	(146,633)	7,048,445

Total other (expense) income	(9,114,084)	6,959,716

Loss before income tax expense	(50,429,654)	(7,180,563)

Income tax expense	—	—

Net loss	(50,429,654)	(7,180,563)

Foreign currency translation gain	133,176	73,368

Comprehensive loss	$(50,296,478)	$(7,107,195)

Basic and diluted net loss per weighted average common share	$—	$(0.04)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.98)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.94)	$—

Basic and diluted weighted average number of common shares outstanding	—	193,222,011

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	171,864,462	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	33,181,675	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Revenue (net of noncash sales incentives of $716,000 and $2.5 million for the six months ended June 30, 2012 and 2011, respectively)	$69,012,432	$44,660,030
Cost of goods sold (includes inventory valuation allowance of $12.4 million and provision for losses on purchase commitments of $2.7 million for the six months ended June 30, 2012, due to restructuring, and inventory valuation allowance of $265,000 and provision for losses on purchase commitments of $0 for the six months ended June 30, 2011)	85,357,714	44,803,140

Gross deficit	(16,345,282)	(143,110)

Operating expenses:
Sales and marketing (includes related party expenses of $209,000 and $278,000 for the six months ended June 30, 2012 and 2011, respectively)	10,040,768	7,667,383
Operations (includes related party expenses of $23,000 and $116,000 for the six months ended June 30, 2012 and 2011, respectively)	8,463,159	6,371,606
Research and development	4,885,544	5,043,581
General and administrative (includes related party expenses of $270,000 and $375,000 for the six months ended June 30, 2011 and 2010, respectively)	11,141,586	9,058,847
Restructuring expenses	1,851,252	—
Depreciation and amortization	4,318,851	1,825,437

Total operating expenses	40,701,160	29,966,854

Loss from operations	(57,046,442)	(30,109,964)

Other income (expense):
Interest income	4,323	152,387
Interest expense	(2,576,964)	(354,004)
Related party interest expense	(250,000)	(43,200)
Decrease in fair value of liabilities under derivative contracts	361,850	—
Dividends on preferred stock	(1,799,392)	—
Accretion of preferred stock	(7,523,459)	—
Other income (expense), net	(123,687)	6,812,424

Total other (expense) income	(11,907,329)	6,567,607

Loss before income tax expense	(68,953,771)	(23,542,357)

Income tax expense	—	—

Net loss	(68,953,771)	(23,542,357)

Foreign currency translation gain	162,921	216,573

Comprehensive loss	$(68,790,850)	$(23,325,784)

Basic and diluted net loss per weighted average common share	$—	$(0.13)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.99)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(1.46)	$—

Basic and diluted weighted average number of common shares outstanding	—	178,194,716

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	172,079,397	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	32,767,721	—

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2011	204,815,210	$204,815	$549,603,740	$—	$(533,576,159)	$(3,647,897)	$12,584,499
Issuance of restricted stock and options for directors’ compensation	548,448	549	633,041	—	—	—	633,590
Stock based compensation expense	—	—	1,994,035	—	—	—	1,994,035
Stock issued under equity compensation plans	68,716	68	845,947	—	—	—	846,015
Deemed dividends on Series H and I Redeemable Convertible Preferred Stock (including a beneficial conversion feature of $34.6 million)	—	—	(148,505,466)		—	—	(148,505,466)
Issuance of Repurchase obligation	—	—	(12,100,000)		—	—	(12,100,000)
Issuance of common stock in connection with Series G Units	1,514,750	1,515	1,903,169	—	—	—	1,904,684
Receipt of treasury stock	(2,505,000)	—	—	(3,757,500)	—	—	(3,757,500)
Change in fair value of Repurchase Obligation	—	—	(388,175)	—	—	—	(388,175)
Warrant issued to a customer	—	—	715,584	—	—	—	715,584
Net loss	—	—	—	—	(68,953,771))	—	(68,953,771)
Foreign currency translation adjustment	—	—	—	—	—	162,921	162,921

Balance June 30, 2012	204,442,124	$206,947	$394,701,875	$(3,757,500)	$(602,529,930)	$(3,484,976)	$(214,863,584)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(68,953,771)	$(23,542,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,318,851	1,825,437
Issuance of restricted stock and stock options for directors' compensation	633,590	945,001
Non-cash stock option and restricted stock compensation expense	1,994,035	1,238,979
Accretion of preferred stock redemption value	7,523,459	—
Non-cash sales incentive	715,584	2,480,900
Allowance for doubtful accounts receivable	393,289	523,953
Inventory valuation allowance	12,358,895	264,567
Provision for losses on non-cancelable purchase commitments	2,655,567	—
Decrease in fair value of warrants	(361,850)	—
Dividends on preferred stock	1,799,392	—
(Gain) loss on disposal of assets	(35,482)	187,569
Changes in operating assets and liabilities:
Accounts receivable	12,200,840	(4,114,298)
Inventories	(10,491,799)	(37,366,720)
Prepaid expenses	3,835,623	(1,026,015)
Other current and long-term assets	356,697	(128,243)
Accounts payable	(4,467,467)	6,830,501
Accrued expenses and other liabilities	656,151	(960,315)
Unearned revenue	(35,076)	(115,152)

Net cash used in operating activities	(34,903,472)	(52,956,193)

Cash flows from investing activities:
Purchase of property and equipment	(3,576,077)	(10,181,675)
Capitalized patents	(219,796)	—
Proceeds from sale of property and equipment	36,000	67,500

Net cash used in investing activities	(3,759,873)	(10,114,175)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(6,063,550)	9,806,823
Proceeds from long-term borrowings	—	25,700
Payment of short and long-term debt	(9,211)	(42,865)
Restricted cash related to line of credit	—	(5,000,000)
Proceeds from issuance of common stock under equity compensation plans	846,015	949,360
Redemption of 6% Convertible Preferred Stock	(33,830)	—
Proceeds from private placement of common stock	—	59,299,928
Placement agent commissions on private placements	(4,620,413)	(1,783,497)
Proceeds from issuance of Series G Preferred Units	18,250,000	—
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	60,705,000	—
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	6,364,000
Payment in settlement of Repurchase Obligation	(10,245,675)	—

Net cash provided by financing activities	65,192,336	63,255,449

Effect of exchange rate changes on cash	140,374	(7,816)

Net increase in cash	26,669,365	177,265
Cash and cash equivalents balance at beginning of period	3,071,673	14,489,700

Cash and cash equivalents balance at end of period	$29,741,038	$14,666,965

Supplemental disclosures:
Interest paid during the period	$2,854,392	$66,469

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$12,100,000	$—

Change in fair value of Repurchase Obligation	$388,175	$—

Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$(6,000,000)	$—

Treasury stock received in settlement of Repurchase Obligation	$3,757,500	$—

Deemed dividends on Series H and I Preferred Stock	$(148,505,466)	$—

Conversion of debt to equity	$—	$6,543,200

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s actual results could differ from these estimates.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2012 and December 31, 2011, accounts receivable of the Company is reflected net of an allowance for doubtful accounts of $1.2 million and $1.5 million, respectively.

As of June 30, 2012 and December 31, 2011, there were $14.4 million and $19.5 million, respectively, of eligible accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V. (“IFN Finance”).

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once such terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

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

Fair Value Measurements

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at their book values, which approximate fair value due to the short-term maturity of these instruments.

The Company’s long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value. The Company’s Series G Preferred Stock (the “Series G Preferred Stock”) was classified as a liability and was carried at its accreted value, which approximates fair value. The Repurchase Obligation (as defined in Note 8 below) was initially recorded at fair value and was marked to fair value each quarter until it was redeemed on May 25, 2012. The Company’s Riverwood Warrant (as defined in Note 8 below) was initially recorded at fair value and is marked to fair value each quarter.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. The Company’s cash outflows primarily relate to its procurement of inventory, payment of salaries, benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s anticipated continued growth is expected to significantly increase its working capital needs during the remainder of 2012, and meeting these needs will be an ongoing challenge. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Company’s most recent source of liquidity (the Series H and I Preferred Offering) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of June 30, 2012, the Company had cash and cash equivalents of $29.7 million and an additional $5.0 million in cash subject to restrictions pursuant to the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). As of June 30, 2012, the Wells Fargo ABL provided the Company borrowing capacity up to $50.0 million equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time and pursuant to the Wells Fargo ABL plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company, (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds by at least $5.0 million, the amount of its outstanding borrowings under the Wells Fargo ABL and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL. As of June 30, 2012, the Company had $27.9 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $21.8 million.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a working capital facility with IFN Finance. The IFN Finance facility is an asset-based facility with a maximum line of credit of €1.5 million, or $1.9 million, and availability is based on 75% of LSGBV’s eligible trade receivable invoices. As of June 30, 2012, the total amount outstanding under the IFN Finance facility was €222,000, or $279,000. This facility is due on demand.

From January 11, 2012 through May 18, 2012, the Company issued an aggregate of 18,250 of its preferred units (the “Series G Preferred Units”) for total proceeds of $18.3 million. Each Series G Preferred Unit consisted of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of common stock. Of these issuances, (a) 6,000 of the Series G Preferred Units were issued to PCA Holdings for total proceeds of $6.0 million, (b) 2,000 of the Series G Preferred Units were issued to Holdings II for total proceeds of $2.0 million, (c) 5,000 of the Series G Preferred Units were issued to Leon Wagner, a member of the Company’s board of directors, for total proceeds of $5.0 million, (d) 250 of the Series G Preferred Units were issued to accredited investors for total proceeds of $250,000 and (e) the remaining 5,000 Series G Preferred Units were issued to Continental Casualty Company (“Continental”) for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests held by Continental in LSGC Holdings. See Note 9 for additional discussion of the terms of the Series G Preferred Units issued to Continental and the Repurchase Obligation, which was also entered into by the Company with LSGC Holdings in connection with Continental’s purchase of Series G Preferred Units.

On May 25, 2012, the Company entered into a preferred stock subscription agreement (the “Series H and I Subscription Agreement”) with RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”) and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock (together with the Series H Preferred Stock, the “Preferred Shares”) at a price of $1,000 per Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. In conjunction with the Series H and I Preferred Offering, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management. In connection with the Series H and I Preferred Offering, Riverwood agreed to provide certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company (the “Riverwood Services”). As compensation for the Riverwood Services, the Company issued a warrant to Riverwood Management, (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock.

The issuance of the Series H Preferred Stock and the Series I Preferred Stock in connection with the consummation of the Series H and I Preferred Offering constituted a “Subsequent Transaction” (as defined in the certificate of designation governing the Series G Preferred Stock), which provided the holders of the Series G Preferred Stock with the right to convert their shares of Series G Preferred Stock into the securities issued in the Subsequent Transaction. The holders of the Series G Preferred Units elected to convert all 52,358 outstanding shares of Series G Preferred Stock into 50,001 shares of Series I Preferred Stock and 4,346 shares of Series H Preferred Stock. See Note 8 for additional discussion of the terms of the Series H and I Preferred Stock and the conversion of the Series G Preferred Stock into Series H and I Preferred Stock.

The Company believes it will have sufficient capital to fund its operations for the next 12 months based on its current business plan and assumptions of future results. The Company could utilize its available capital resources sooner than it currently expects, which could require it to seek additional sources of liquidity or further reduce its expenditures to preserve the Company’s cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company.

The Company has historically been dependent on affiliates of Pegasus Capital for its liquidity needs because other sources of liquidity have been insufficient or unavailable to meet its needs. In April 2012, Pegasus Capital and Pegasus IV committed to support the Company through April 16, 2013, with up to $35.0 million (with such amount reduced by any amounts funded by other parties at any time through April 16, 2013 that are not repayable by the Company on or before April 16, 2013) of the capital needed to fund its operations and debt service requirements as they come due. The Series H and I Preferred Offering, fulfilled the commitment obligation of Pegasus Capital and Pegasus IV.

On May 25, 2012, in conjunction with the consummation of the Series H and I Preferred Offering, the Company entered into a commitment agreement (the “Commitment Agreement”) with Pegasus Capital, PCA Holdings, Holdings II and Pegasus IV, (together, the “Commitment Investors”) pursuant to which the Commitment Investors and certain permitted assignees may purchase an aggregate of 21,131 shares of the Company’s Series H Preferred Stock or Series I Preferred Stock for $1,000 per share. Further, the Commitment Investors have committed to purchase any of such Preferred Shares that have not been purchased by September 25, 2012. The aggregate expected proceeds to the Company upon fulfillment of the Commitment Agreement is $21.1 million.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consist of the following:

	As of June 30, 2012	As of December 31, 2011
Raw materials and components	$21,595,959	$33,050,569
Work-in-process	4,181,938	3,196,654
Finished goods	14,164,255	8,640,316

Total inventory, net	$39,942,152	$44,887,539

In May 2012, the Company began implementing a new restructuring plan designed to build upon the restructuring plan initiated in the third quarter of 2011 and further increase efficiencies across the organization and lower the overall cost structure. As part of this restructuring plan, the Company accelerated its focus on the next generation of products, which it expects to launch in the third quarter of 2012, and initiated the end-of-life planning for certain of its current generation of products. As a result, the Company recorded an inventory valuation allowance of $12.3 million related to components and products utilized in its current generation of products and a provision for losses on non-cancelable purchase commitments of $2.7 million related to such components for the three and six months ended June 30, 2012, which are included in cost of goods sold. As of June 30, 2012 and December 31, 2011, inventories are stated net of inventory allowances of $29.0 million and $19.7 million, respectively. The Company considered a number of factors in estimating the required inventory allowances, including (i) the focus of the business on the next generation of the Company’s products with lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of June 30, 2012	As of December 31, 2011
Leasehold improvements	$1,768,879	$1,585,126
Office furniture and equipment	910,165	1,186,260
Computer hardware and software	6,561,274	6,365,630
Tooling, production and test equipment	18,349,924	16,058,742
Construction-in-process	2,711,757	1,546,524

Total property and equipment	30,301,999	26,742,282
Accumulated depreciation	(10,300,618)	(6,146,559)

Total property and equipment, net	$20,001,381	$20,595,723

Depreciation related to property and equipment was $2.3 million and $805,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation related to property and equipment was $4.2 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5. GOODWILL AND INTANGIBLES

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the third and fourth quarters of 2011, and their net book values are detailed below as of June 30, 2012 and December 31, 2011:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
June 30, 2012:
Technology and intellectual property	$861,266	$(208,133)	$653,133	0.8 to 20.0 years
Trademarks	279,914	(258,574)	21,340	0.8 year
Customer relationships	2,182,319	(1,841,423)	340,896	2.5 years
License agreements	1,971,534	(1,927,286)	44,248	5.8 years

	$5,295,033	$(4,235,416)	$1,059,617

December 31, 2011:
Technology and intellectual property	$2,282,513	$(1,831,236)	$451,277	1.3 to 20.0 years
Trademarks	409,934	(383,380)	26,554	1.3 years
Customer relationships	2,585,296	(2,120,209)	465,087	0.3 to 3.0 years
License agreements	2,030,010	(1,983,832)	46,178	6.3 years

	$7,307,753	$(6,318,657)	$989,096

Total intangible amortization expense was $66,000 and $205,000 for the three months ended June 30, 2012 and 2011, respectively. Total intangible amortization expense was $137,000 and $410,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	June 30, 2012	December 31, 2011
ABN AMRO Bank, revolving line of credit	$—	$34,732
IFN Finance, working capital line	279,128	372,422
Wells Fargo, revolving line of credit	27,896,338	33,820,134

	$28,175,466	$34,227,288

ABN AMRO Bank

On February 29, 2012, the Company repaid the outstanding balance of its credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) and closed the facility. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance.

IFN Finance

As of June 30, 2012, the maximum borrowing capacity on the IFN Finance facility was €1.5 million, or $1.9 million, and availability was based on 75% of the value of LSGBV’s eligible trade receivables. As of June 30, 2012, qualified collateral consisted of $469,000 of accounts receivable. Interest is payable monthly on this facility and the interest rate was 6.70% per annum as of June 30, 2012. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

As of June 30, 2012, the Wells Fargo ABL provided the Company with borrowing capacity of up to $50.0 million equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of June 30, 2012, the Company had $27.9 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $21.8 million.

As of June 30, 2012, qualified collateral included $13.9 million of accounts receivable, $18.0 million of inventory and $5.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The interest rate was 4.46% as of June 30, 2012.

The Company is required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans may be prepaid without penalty or premium, except that the Company is required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the Wells Fargo ABL is terminated by the Company prior to the scheduled maturity date of November 22, 2013 or by Wells Fargo during a default period.

The Wells Fargo ABL contains financial covenants that limit the Company’s ability to incur additional indebtedness or guaranty indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness or make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is at all times required to maintain (i) a Borrowing Base that exceeds by at least $5.0 million the amount of its outstanding borrowings under the Wells Fargo ABL and (ii) $5.0 million of Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants, a subjective acceleration clause, a lockbox requirement and cross default provisions.

On February 24, 2012, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Wells Fargo ABL, and increased the maximum amount of authorized advances or payments to or for the benefit of its wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (“LSG Mexico”), in each month from $750,000 to (i) $860,000 for the month ended December 31, 2011, (ii) $1.4 million per month for the period from January 1, 2012 through March 31, 2012, (iii) $1.5 million per month for the period from April 1, 2012 through September 30, 2012, and (iv) $1.8 million per month for October 1, 2012 and for each month thereafter. Amendment No. 5 also provides the Company with borrowing base eligibility for additional accounts receivable. The Company paid Wells Fargo a fee of $5,000 in connection with this amendment.

Ares Capital

On September 21, 2011, the Company entered into the Ares Letter of Credit Facility, a $25.0 million standby letter of credit issued by Ares Capital, in favor of Wells Fargo for the benefit of the Company. As a condition to Ares Capital’s agreement to provide the Ares Letter of Credit Facility for the benefit of the Company, the Company entered into the Second Lien Letter of Credit, Loan and Security Agreement (the “Ares Loan Agreement”) with Ares Capital. In accordance with the Ares Loan Agreement, the Company agreed to reimburse Ares Capital for any amounts drawn on the Ares Letter of Credit Facility and to permanently reduce the face amount of the Ares Letter of Credit Facility by such amount. Further, the Company agreed that any such reimbursement obligation would automatically convert into a term loan (an “Ares Term Loan”) by Ares Capital to the Company secured by substantially all of the assets of the Company. The Ares Letter of Credit Facility may only be used to collateralize borrowings pursuant to the Wells Fargo ABL.

Interest on any Ares Term Loan accrues at either (at the Company’s election): (a) 9.0% per annum plus the greater of (i) The Wall Street Journal prime rate, (ii) the sum of 0.50% per annum and the federal funds rate and (iii) the sum of 1.0% per annum and the higher of the daily one month LIBOR rate and 1.5% per annum; or (b) 10.0% per annum plus the greater of (i) 1.5% per annum and (ii) the daily one-month LIBOR rate. The Company is required to pay certain fees to Ares Capital under the Ares Loan Agreement including: (a) an annual administrative fee of $50,000, payable quarterly in advance; (b) a quarterly fronting fee equal to the product of the average daily undrawn face amount of the Ares Letter of Credit Facility multiplied by 0.75% per annum; and (c) a quarterly letter of credit fee equal to the product of the average daily undrawn face amount of the Ares Letter of Credit Facility multiplied by 10.0% per annum.

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

The Company has applied liability accounting to the Riverwood Warrant, which is recorded at fair value using the Monte Carlo valuation method and is valued on a recurring basis at the end of each quarter. As of June 30, 2012, the Riverwood Warrant was valued at $16.1 million using Level 3 valuation inputs and was the only liability the Company had that was accounted for at fair value on a recurring basis. As of June 30, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 8. SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into the Series H and I Subscription Agreement with Riverwood and certain other accredited investors. Pursuant to the Series H and I Subscription Agreement, the Company issued an aggregate of 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 (the “Stated Value”) per Preferred Share. The Company raised gross proceeds of $67.1 million in the Series H and I Preferred Offering.

The Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of common stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the number of shares of common stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such Preferred Share by (b) the $1.18 conversion price, subject to certain adjustments. The fair market value of the common stock was $1.50 per share on the date of the Series H and I Preferred Offering. Consequently, the difference between the conversion price of $1.18 and the fair market value of the common stock of $1.50, multiplied by the number of issuable common shares upon conversion, was recorded as a deemed dividend due to the beneficial conversion feature with an increase of $17.7 million and $16.9 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $34.6 million to additional paid-in capital as of May 25, 2012.

Upon the consummation of an underwritten public offering (a “QPO”) where (i) the gross proceeds received by the Company and any selling stockholders in the offering are no less than $100 million and (ii) the market capitalization of the Company immediately after consummation of the offering is no less than $500 million, each outstanding Preferred Share will automatically convert into the number of shares of common stock equal to the greater of (a) the number of Optional Conversion Shares or (b) the quotient obtained by dividing (i) the Returned Value (as defined below) by (ii) the price per share of common stock paid by the public in the QPO.

At any time on or after November 25, 2015, so long as the “Primary Investor” (as defined in the certificate of designation governing the Series H Preferred Stock (the “Series H Certificate of Designation”) and Series I Preferred Stock (the “Series I Certificate of Designation”), respectively) of the respective series of Preferred Shares beneficially owns any shares of such series of Preferred Shares, the respective primary investor will have the right to require the Company to redeem all or a portion of such primary investor’s Preferred Shares for an amount in cash equal to the Liquidation Amount (as defined below) of such Preferred Shares (the “Optional Redemption Right”). If the Primary Investor of a series of the Preferred Shares elects to exercise its Optional Redemption Right, all other holders of such series of Preferred Shares will have the right (the “Contingent Redemption Right”) to have all or any portion of their Preferred Shares redeemed for an amount in cash equal to the Liquidation Amount of such Preferred Shares.

After the Primary Investor of a series of Preferred Shares no longer beneficially owns any shares of such series of Preferred Shares, each holder of such series will have the right, at any time thereafter, to require the Company to redeem all or a portion of such holder’s Preferred Shares for an amount in cash equal to the Liquidation Amount of such Preferred Shares. Each holder of Preferred Shares may also require the Company to redeem all or a portion of such holder’s Preferred

Shares for an amount in cash equal to the Liquidation Amount upon the occurrence of a Redemption Event or a Change of Control (each as defined in the Series H Certificate of Designation and Series I Certificate of Designation). The Company may not redeem, or be required to redeem, any Preferred Shares for so long as such redemption would result in an event of default under the Wells Fargo ABL or the Ares Loan Agreement.

The “Liquidation Amount” of each Preferred Share is equal to the greater of (a) the fair market value of the Optional Conversion Shares and (b) if the applicable reference date occurs (i) on or prior to the one year anniversary of the original date of issuance, an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 1.5; (ii) subsequent to the one year anniversary of the original date of issuance and on or prior to the two year anniversary of the original date of issuance, an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 1.75; and (iii) subsequent to the two year anniversary of the original date of issuance, an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 2.0 (collectively, the “Returned Value”).

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity as the Preferred Shares have certain conditions that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. The Preferred Shares were recorded at redemption value as of May 25, 2012, which included a deemed dividend due to the redemption feature and recording an increase of $66.2 million and $47.7 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $113.9 million to additional paid-in capital. There was no change in the redemption value as of June 30, 2012.

Rollover Offering

As a result of the consummation of the Series H and I Preferred Offering, and the issuance of the Preferred Shares in connection therewith, PCA Holdings, Holdings II, Leon Wagner, Continental and certain other holders of the Company’s Series G Preferred Stock were entitled to elect to convert (the “Conversion Right”) all or less than all of their shares of Series G Preferred Stock into the number of shares of Series H Preferred Stock or Series I Preferred Stock equal to the quotient obtained by dividing (i) the aggregate liquidation value of such holders outstanding shares of Series G Preferred Stock by (ii) the Stated Value (the “Rollover Offering”).

Pursuant to the Conversion Right, (a) each of PCA Holdings and Holdings II converted all 17,650 and 14,958 of their shares of Series G Preferred Stock, respectively, into 18,314 and 15,575 shares of Series I Preferred Stock, respectively; (b) Mr. Wagner converted all 6,500 of his shares of Series G Preferred Stock into 6,649 shares of Series I Preferred Stock, (c) Continental converted all 5,000 of its shares of Series G Preferred Stock into 5,176 shares of Series I Preferred Stock and (d) the remaining holders of Series G Preferred Stock collectively converted all 8,250 of the remaining shares of Series G Preferred Stock into 4,346 shares of Series H Preferred Stock and 4,281 shares of Series I Preferred Stock. In total, the Company issued 4,346 shares of Series H Preferred Stock and 50,001 shares of Series I Preferred Stock pursuant to the Rollover Offering.

Settlement of Repurchase Obligation

Following consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental (the “LSGC Holdings Class C Interests”) pursuant to an existing agreement between such parties. See Note 9 for a discussion of the Repurchase Obligation agreement. As previously disclosed, pursuant to that certain letter agreement, dated January 17, 2012, from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the LSGC Holdings Class C Interests (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of common stock to the Company less any shares of common stock previously distributed by LSGC Holdings to Continental.

On May 25, 2012, in conjunction with the Series H and I Preferred Offering, the Company, LSGC Holdings and Continental entered into that certain Exchange and Redemption Agreement (the “Exchange Agreement”) to, among other things, facilitate LSGC Holdings redemption of the LSGC Holdings Class C Interests and common stock held by Continental, the Company’s indemnification payment to LSGC Holdings and LSGC Holdings, surrender of shares of common stock to the Company in accordance with the LSGC Letter Agreement. Pursuant to the Exchange Agreement, (a) the Company made a $16.2 million indemnification payment directly to Continental, which amount represented the cost to redeem the LSGC Holdings Class C Interests. The payment consisted of: (i) a cash payment of $10.2 million, and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock at the Stated Value. Continental also surrendered the LSGC Holdings Class C Interests to LSGC Holdings and LSGC Holdings surrendered a total of 2,505,000 shares of common stock with a fair value of $3.8 million to the Company.

Riverwood Warrant

The Riverwood Warrant was issued to Riverwood Management on May 25, 2012, in consideration of the Riverwood Services provided in connection with the Series H and I Preferred Offering to be consummated. The Riverwood Warrant represents the right to purchase 18,092,511 shares of common stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise and (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $500 million by (ii) the number of shares of common stock underlying the Riverwood Warrant. The Riverwood Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $362,000 for the three and six months ended June 30, 2012 and was included in the increase in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value as of June 30, 2012 was due primarily to fluctuations in the price of the Company’s underlying common stock.

NOTE 9. SERIES G PREFERRED UNITS AND REPURCHASE OBLIGATION

Series G Preferred Units

On December 1, 2011, the Company entered into a Series G Preferred Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement, the Company issued an aggregate of 39,358 Series G Preferred Units at a price per Series G Preferred Unit of $1,000 between December 2011 and March 2012. Between February and May 2012, the Company issued an additional 13,000 Series G Preferred Units to PCA Holdings, Holdings II and Leon Wagner, a member of the Company’s board of directors, pursuant to subscription agreements substantially in the form of the Series G Subscription Agreement at a price per Series G Preferred Unit of $1,000.

The Company issued an aggregate of 52,358 Series G Preferred Units for total consideration of $52.4 million. Holdings II purchased an aggregate of 14,958 Series G Preferred Units; PCA Holdings purchased an aggregate of 17,650 Series G Preferred Units; Leon Wagner purchased an aggregate of 6,500 Series G Preferred Units and the additional accredited investors purchased an aggregate of 13,250 Series G Preferred Units. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of shares of common stock. Subsequent to initial recognition, the Series G Preferred Stock was recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and was not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $6.8 million and $7.5 million for the three and six months ended June 30, 2012. In conjunction with the Series H and I Preferred Offering, the Company recognized $6.3 million as a loss on the conversion of the Series G Preferred Stock, which is included in the accretion of preferred stock for the three and six months ended June 30, 2012.

As of December 31, 2011, 34,108 Series G Preferred Units were issued and outstanding and the Company had raised an aggregate of $34.1 million pursuant to the sale of Series G Preferred Units. From January 1, 2012 through May 18, 2012, the Company issued an additional 18,250 Series G Preferred Units for total proceeds of $18.3 million.

Pursuant to the Series G Subscription Agreement, if, at any time while shares of Series G Preferred Stock remained outstanding, the Company issued securities (other than pursuant to the Company’s equity-based compensation plans) that resulted in gross proceeds to the Company of at least $50.0 million (a “Series G Subsequent Issuance”), the Company was required to notify all holders of Series G Preferred Stock of the terms and conditions of such Series G Subsequent Issuance. Upon the consummation of the Series H and I Preferred Offering, the Company completed the required notification and, as described above, and pursuant to the Rollover Offering, all holders of Series G Preferred Stock converted their shares of Series G Preferred Stock into a number of shares of Series H Preferred Stock or Series I Preferred Stock (at the holder’s election) equal to the quotient obtained by dividing the aggregate liquidation value of the outstanding shares of Series G Preferred Stock held by each holder by the Stated Value. Each holder retained all of the shares of common stock issued as part of the Series G Preferred Units. Upon this conversion of the Series G Preferred Stock, each share of Series G Preferred Stock was valued at its accrued value, which included the initial fair value plus any dividends accrued through the date of conversion.

Series G Preferred Stock Annual Cumulative Dividend

Each share of Series G Preferred Stock was entitled to an annual cumulative dividend of, (i) initially, 10.0%, (ii) commencing on November 17, 2012, 15.0%, and (iii) commencing on February 21, 2014, 18.0%, on the accrued value of such share. The dividend accrued daily and was scheduled to compound on (i) November 17, 2012 and, (ii) from and after November 17, 2012, December 31 and June 30 of each year.

The dividend was scheduled to accrue over the term of the Series G Preferred Stock on a weighted average rate based upon the applicable dividend rate over the term. On each dividend payment date subsequent to November 17, 2012, such dividend was required to be paid to each holder in cash semi-annually in arrears. The Company is only required to pay such dividend in cash to the extent that such payment would not result in an event of default under the Company’s (i) Wells Fargo ABL or (ii) Ares Loan Agreement. Any dividend that was scheduled to accrue on or after November 17, 2012, and was required to be paid in cash but was not actually paid in cash, was to continue to accrue and compound and be added to the accrued value of the Series G Preferred Stock.

During the three and six months ended June 30, 2012, the Company accrued and expensed $777,000 and $1.8 million of dividends on the Series G Preferred Stock.

Repurchase Obligation

In May 2011, the Company entered into an agreement with LSGC Holdings pursuant to which LSGC Holdings agreed to purchase 3,750,000 shares of the Company’s common stock at a purchase price of $4.00 per share (the “Holdings Placement”). This purchase was completed on May 26, 2011 and generated net proceeds, after deducting placement agent commissions, of $14.4 million. To facilitate the Holdings Placement in May 2011, LSGC Holdings issued 15,000,000 LSGC Holdings Class C Interests and distributed 562,500 shares of common stock of the Company, to Continental for $15.0 million.

On January 17, 2012, in connection with Continental’s purchase of 5,000 Series G Preferred Units from the Company for $5.0 million, LSGC Holdings agreed to certain amendments to the terms of the LSGC Holdings Class C Interests held by Continental, including to increase the interest rate on the LSGC Holdings Class C Interests and to distribute 682,500 additional shares of common stock of the Company to Continental (the “Class C Amendments”). In addition, pursuant to the terms of the agreement governing the Holding Placement, LSGC Holdings may be obligated to redeem the LSGC Holdings Class C Interests if the Company (i) incurred aggregate indebtedness that exceeded (a) the indebtedness permitted under the Wells Fargo ABL, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceeded 300% of its earnings before interest, taxes, depreciation and amortization for the preceding 12 months or (ii) the Company issued outstanding preferred equity securities having an original principal amount of more than $80.0 million in the aggregate.

On January 17, 2012, in connection with the Class C Amendments, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap in the Class C Amendments. In exchange, LSGC Holdings agreed to return to the Company 3,750,000 shares of common stock less any shares of common stock that had been previously distributed to Continental (or 2,505,000 shares common stock) in the event the Company was required to settle the Repurchase Obligation. Pursuant to the LSGC Letter Agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three and six months ended June 30, 2012, the Company recognized related party interest expense of $227,000 and $250,000, respectively.

The Repurchase Obligation was determined to be a financial instrument that may require the repurchase of common stock based on the contingent events described above. The Repurchase Obligation was recorded initially at fair value as a liability with an offset to additional paid-in capital. Subsequent changes in fair value of the Repurchase Obligation were also measured and recorded at the end of each period in the Company’s consolidated financial statements. The terms of the Repurchase Obligation required the Company to repurchase its common stock held by LSGC Holdings, an entity that is controlled by Pegasus Capital, for an amount that exceeded the fair value of the underlying common stock. The fair value of the Repurchase Obligation is considered a deemed dividend to the Company’s controlling stockholder. The deemed dividend is applicable only to the shares held by Pegasus Capital and its affiliates and as a result, for financial reporting purposes only, creates a separate class of common stock referred to herein as the Company’s common stock attributable to controlling shareholders. As of May 25, 2012, pursuant to the Exchange Agreement, the Company made the required indemnification payments and completed the repurchase of its common stock, fulfilling the Repurchase Obligation. On May 25, 2012, the fair value of the Repurchase Obligation was $12.5 million and the change in fair value of the Repurchase Obligation for the periods from April 1, 2012 through May 25, 2012 and from the date of issuance on January 17, 2012 through May 25, 2012, were $(1.2 million) and $388,000, respectively, and was recorded as deemed dividends with a corresponding offset to additional paid in capital. Prior to fulfillment of the Repurchase Obligation, the fair value of the Repurchase Obligation was based on the probability of required settlement of the contractual terms of the LSGC Holdings Class C Interest of LSGC Holdings less the fair value of the common stock of the Company that it would receive upon settlement. As of May 25, 2012, the fair value of the Repurchase Obligation was based on the actual settlement terms, less the fair value of the common stock received. The terms of the LSGC Letter Agreement and the related Repurchase Obligation resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling shareholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling shareholders representing the minority interest stockholders.

NOTE 10. STOCKHOLDERS’ EQUITY

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

On May 25, 2012, in connection with the Series H and I Preferred Offering, six members of the board of directors resigned and five new directors were appointed. Upon the resignation of the board members, 220,594 unvested restricted shares were cancelled and returned to the Company. In settlement of the director fees for newly appointed directors, which totaled $347,000 for the period from May 25, 2012 through December 31, 2012 and pursuant to the respective elections made by each new director, the Company issued a total of 218,096 shares of restricted common stock and stock options to purchase 15,068 shares of common stock to these non-employee directors. For the three and six months ended June 30, 2012, the Company recorded expense of $257,000 and $504,000, respectively, related to the restricted stock awards and $102,000 and $117,000, respectively, related to the stock options issued to the directors.

On April 28, 2011, James Haworth was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Haworth as part of his compensation package. On May 18, 2012, upon the termination of Mr. Haworth, 736,111 unvested shares of restricted stock were cancelled and returned to the Company.

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5,000,000 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provides that 1.0 million shares of common stock will be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion. The $2.00 exercise price was established based upon the market price of the Company’s common stock during negotiations with The Home Depot in July 2010 when the Company entered into the Strategic Purchasing Agreement.

Warrants for the Purchase of Common Stock

As of June 30, 2012, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in March 2007 private placement	Private Placement A Warrants	1,726,249	$1.18	July 5, 2012 through November 5, 2012
Investors in rights offering	Series D Warrants	1,240,798	$5.57 to $5.59	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,123,715	$1.95	2014 through 2018
RW LSG Management Holdings LLC	Riverwood Warrant	18,092,511	Variable	May 25, 2022

		26,183,273

As of June 30, 2012, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot. As discussed above, 1,024,713 shares issuable pursuant to the THD Warrant vested during the year ended December 31, 2011 when the product purchases for the period satisfied the prescribed vesting conditions and 1,024,743 shares issuable pursuant to the THD Warrant may vest in 2012 if the product purchases for the year reach the required levels.

As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of common stock. The number of shares of common stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of June 30, 2012 and 2011, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the six months ended June 30, 2012 and, accordingly, recorded a $341,000 and $716,000 reduction in revenue for the three and six months ended June 30, 2012. As of June 30, 2011, the Company determined that 1,024,713 shares issuable pursuant to the THD Warrant vested during the six months ended June 30, 2011 based on purchases made and, accordingly, recorded a $535,000 and $2.5 million reduction in revenue for the three and six months ended June 30, 2011.

As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants to purchase shares of common stock pursuant to that certain Securities Purchase Agreement, dated March 9, 2007 (the “2007 Private Placement Warrants”) adjusted, pursuant to the terms of such warrants, from $1.60 to $1.18 per share of common stock. The number of shares of common stock into which the 2007 Private Placement Warrants were exercisable also adjusted, pursuant to the terms of such warrants, from 1,273,112 to 1,726,249 shares. In addition, as of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants issued in conjunction with the Company’s Series D Non-Covertible Preferred Stock (the “Series D Warrants”) adjusted, pursuant to the terms of such warrants, from a range of $5.90 to $5.92 per share of common stock to a range of $5.57 to $5.59 per share of common stock. The number of shares of common stock into which the Series D Warrants were exercisable also adjusted, pursuant to the terms of such warrants, from 1,171,044 to 1,240,798 shares.

NOTE 11: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling shareholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling shareholders representing the minority interest shareholders. For the three and six months ended June 30, 2012, the Company computed net loss per share of noncontrolling shareholders and controlling shareholders common stock using the two-class method. For the three and six months ended June 30, 2011, the Company had a single class of common shares outstanding for financial reporting purposes only. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling shareholders. The allocation of the net losses attributable to the common stock attributable to controlling shareholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling shareholders is increased by the amount of the deemed dividend related to the Repurchase Obligation. See Note 9. Series G Preferred Units and Repurchase Obligation for further discussion. In addition, net loss attributable to all common shareholders is decreased by deemed dividends for the beneficial conversion feature and the changes in redemption value on the Series H and I Preferred Stock. See Note 8. Series H and Series I Redeemable Convertible Preferred Stock for further discussion.

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30, 2012
	2012		2011
	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss from operations	$(42,268,855)	$(8,160,799)	$(7,180,563)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	(1,211,825)	1,211,825	—
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	(124,207,129)	(24,298,337)	—

Undistributed net loss	$(167,687,809)	$(31,247,311)	$(7,180,563)

Basic and diluted weighted average number of common shares outstanding	171,864,462	33,181,675	193,222,011

Basic and diluted net loss per common share	$(0.98)	(0.94)	$(0.04)

	Six Months Ended June 30, 2012
	2012		2011
	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss from operations	$(57,923,799)	$(11,029,972)	$(23,542,357)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	12,488,175	(12,488,175)	—
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	(124,207,129)	(24,298,337)	—

Undistributed net loss	$(169,642,753)	$(47,816,484)	$(23,542,357)

Basic and diluted weighted average number of common shares outstanding	172,079,397	32,767,721	178,194,716

Basic and diluted net loss per common share:	$(0.99)	$(1.46)	$(0.13)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 45.1 million and 11.1 million common stock equivalents for the three months ended June 30, 2012 and 2011, respectively, and 24.0 million and 11.5 million common stock equivalents for the six months ended June 30, 2012 and 2011, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 12: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into the Support Services Agreement with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Support Services Agreement expired on June 30, 2012. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 86.5% of the Company’s common stock as of June 30, 2012.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. Pursuant to the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Units. For the three and six months ended June 30, 2012, the Company recognized interest expense of $227,000 and $250,000, respectively, due to the conversion of the Series G Preferred Units into Series H and I Preferred Stock. For the three and six months ended June 30, 2011, the Company recognized interest expense of $43,000 related to the advance on the Company’s former Chief Executive Officer and Chairman of the Board, Zachary Gibler’s, key-man life insurance from Holdings II. In addition, during the three months ended June 30, 2012, and 2011, the Company recorded $125,000 and $188,000, respectively, of management fees pursuant to the Support Services Agreement. For the six months ended June 30, 2012, the Company recorded $250,000 and $375,000, respectively, of management fees pursuant to the Support Services Agreement.

On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017, (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. During both the three and six months ended June 30, 2012, the Company recorded $20,000 of management fees pursuant to the Riverwood Support Services Agreement.

During each of the three month periods ended June 30, 2012 and 2011, the Company incurred no consulting fees for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital. During the six months ended June 30, 2012 and 2011, the Company incurred consulting fees of $101,000 and $0, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital.

During the three month period ended June 30, 2012 and 2011, the Company incurred consulting fees of $19,000 and $70,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the six months ended June 30, 2012 and 2011, the Company incurred consulting fees of $23,000 and $116,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico.

During the three months ended June 30, 2012 and 2011, the Company incurred consulting fees of $44,000 and $174,000, respectively, for public relations and corporate communications services provided by MWW Group, which is owned by Michael Kempner, a former director of the Company. During the six months ended June 30, 2012 and 2011, the Company incurred consulting fees of $108,000 and $278,000, respectively, for services provided by MWW Group.

On February 24, 2012, April 12, 2012 and May 2, 2012, respectively, the Company issued 2,000, 1,000 and 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $5.0 million.

On each of March 20, March 28, 2012 and May 18, 2012 the Company issued 2,000 Series G Preferred Units, respectively, to PCA Holdings for total proceeds of $6.0 million. On April 13, 2012, the Company issued 2,000 Series G Preferred Units to Holdings II for total proceeds of $2.0 million.

NOTE 13. CONCENTRATIONS OF CREDIT RISK

For the three months ended June 30, 2012 and 2011, the Company had two customers whose revenue collectively represented 74% and 67% of total revenue, respectively. For the six months ended June 30, 2012 and 2011, the Company had two customers whose revenue collectively represented 74% and 71% of total revenue, respectively.

As of June 30, 2012 and December 31, 2011, the Company had two customers whose accounts receivable balance collectively represented 64% and 69% of accounts receivables, net of allowances, respectively.

NOTE 14. RESTRUCTURING EXPENSES

In May 2012, the Company began implementing a new restructuring plan designed to build upon the restructuring plan initiated in the third quarter of 2011 and further increase efficiencies across the organization and lower its overall cost structure. This restructuring plan included a significant reduction in full time headcount in Mexico, as the Company continued to shift its manufacturing and production work to the Company’s contract manufacturer in Mexico. The Company also replaced seven members of management in the United States, following the completion of the Series H and I Preferred Offering, in May 2012.

For the three and six months ended June 30, 2012, the Company incurred $1.9 million of costs as a result of severance and termination benefits. In addition, the Company recorded an inventory valuation allowance of $12.3 million for both the three and six months ended June 30, 2012, and a provision for expected losses on non-cancelable purchase commitments of $2.7 million for the three and six months ended June 30, 2012, which are included in cost of goods sold.

As of June 30, 2012, the accrued liability associated with the restructuring charges consisted of the following:

	Severance Benefits	Excess Facilities	Total
Accrued liability as of December 31, 2011	$368,168	$174,839	$543,007
Charges	1,851,252	—	1,851,252
Payments	(859,645)	(148,266)	(1,007,911)

Accrued liability as of June 30, 2012	$1,359,775	$26,573	$1,386,348

The remaining accrual as of June 30, 2012 of $1.4 million is expected to be paid during the second half of 2012 and the year ended December 31, 2013.

The restructuring charges are included in the line item restructuring expenses in the consolidated statements of operations and comprehensive loss.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, "Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various claims will not have a material adverse effect on its results of operations or financial condition; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and others in the Circuit Court of the 17th Judicial District in Broward County, Florida. The action, styled Geveran Invs. Ltd. v. Lighting Science Group Corp., et al, Cause No. 12-17738(07), names as defendants the Company, J.P. Morgan Securities, L.L.C. (“J.P. Morgan”), Pegasus Capital and a number of related entities, and certain individuals affiliated with the Company, J.P. Morgan and Pegasus Capital. The complaint asserts claims against the defendants for common law negligent misrepresentation and violation of the Florida securities laws. Geveran seeks unspecified damages, rescission of its $25.0 million investment in the Company, as well as recovery of costs and attorneys’ fees. The Company denies liability in connection with this matter and intends to vigorously defend this case.

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available, however, given the unspecified nature of Geveran’s maximum damage claims, such insurance may not be sufficient to cover a judgment in favor of Geveran. In addition to the legal expenses the Company will incur in defending this case, the Company also expects to pay the reasonable legal expenses incurred by the J.P. Morgan defendants in connection with the engagement of J.P. Morgan as placement agent for certain of the Company’s offerings. The engagement letter executed with J.P. Morgan provides that the Company will indemnify the J.P. Morgan defendants from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

Because the case is at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss, if any, cannot be reasonably estimated.

NOTE 16. SUBSEQUENT EVENTS

On August 10, 2012, the Company closed a tender offer pursuant to which the Company proposed to exchange all of its outstanding Series D Warrants for its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012 (as amended, the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced substantial sales growth during the year ended December 31, 2011 and the six months ended June 30, 2012 as a result of the expansion of relationships with several key customers and our launch of multiple new products within each of our product families during 2011 and the first half of 2012. Retrofit lamp sales, in particular, have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has become more widespread, though we believe the LED lighting market still remains in its early stages. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses. We operate in a dynamic market with rapid changes in technology that lead to short product life-cycles. This continuous cycle of product improvement causes certain of our components and products to be purchased in excess of demand or to become obsolete and we may incur additional end-of-life expenses in the future.

The following table sets forth our revenue, cost of goods sold and gross (deficit) margin for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue (net of noncash sales incentives for THD Warrant of $341,000 and $535,000 for the three months ended June 30, 2012 and 2011, respectively, and $716,000 and $2.5 million for the six months ended June 30, 2012 and 2011, respectively)	$30,073,451	$23,441,614	$69,012,432	$44,660,030
Cost of goods sold	50,339,725	$22,065,755	85,357,714	44,803,140

Gross (deficit) margin	$(20,266,274)	$1,375,859	$(16,345,282)	$(143,110)

GAAP Gross (deficit) margin percentage	-67.4%	5.9%	-23.7%	-0.3%

While our revenue increased substantially, our gross margin was adversely impacted by an inventory valuation allowance of $12.3 million and $12.4 million for the three and six months ended June 30, 2012, respectively, and a provision for expected losses on non-cancelable purchase commitments of $2.7 million for the three and six months ended June 30, 2012. In addition, our gross margin was impacted by certain price adjustments of $1.3 million provided to customers for the three and six months ended June 30, 2012. We considered a number of factors in estimating the required inventory provisions, including (i) the shift in focus of the business to the next generation of our products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii)

the change in expected demand for our current generation of products, which are approaching the end of their lifecycle due to the introduction of our next generation of products.

In May 2012, we began implementing a new restructuring plan that is designed to build upon the restructuring plan initiated in the third quarter of 2011 and further increase efficiencies across the organization and lower the overall cost structure. These steps have included a significant reduction in full time headcount at our manufacturing facility in Mexico as we continue to shift production to our contract manufacturer in Mexico, and the replacement of seven members of management in the United States following completion of our offering of shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and Series I Convertible Preferred Stock (the “Series I Preferred Stock”) to RW LSG Holdings LLC (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings, LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital” and collectively “Riverwood”), and certain other purchasers (the “Series H and I Preferred Offering”), which was completed on May 25, 2012. For the three and six months ended June 30, 2012, we incurred $1.9 million of costs as a result of severance and termination benefits.

Our gross margin was also impacted during the three and six months ended June 30, 2012 and 2011 by a non-cash sales incentive expense related to the warrant, (the “THD Warrant”) we issued to The Home Depot, Inc. (“The Home Depot”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into with The Home Depot in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,123,715 shares of our common stock at an exercise price of $1.95 per share. Our revenue for the three months ended June 30, 2012 and 2011 was net of a non-cash charge of $341,000 and $535,000, respectively, and for the six months ended June 30, 2012 and 2011 was net of a non-cash charge of $716,000 and $2.5 million, respectively, which represents the fair-value of the portion of the THD Warrant that was expected to vest during 2012 or that vested in 2011. Excluding the impact of this non-cash charge for the three and six months ended June 30, 2012, our revenue would be $30.4 million and $69.7 million, respectively, as compared to the $29.8 million and $68.8 million, respectively, reported for these periods. Excluding the impact of this non-cash charge for the three and six months ended June 30, 2011, our revenue would be $24.0 million and $47.1 million, respectively, as compared to the $23.4 million and $44.7 million, respectively, that was reported for these periods.

Excluding the impact of the inventory valuation allowance and the provision for losses on purchase commitments, our cost of goods sold would be $35.3 million (or a negative gross margin of 16.2%) and $70.3 million (or a negative gross margin of 0.8%) for the three and six months ended June 30, 2012, respectively, compared to $21.8 million (or a gross margin of 9.0%) and $44.5 million (or a gross margin of 5.5%) for the three and six months ended June 30, 2011, respectively. Our gross margins were negatively impacted by product mix and certain manufacturing costs not fully leveraged with our production volumes. In accordance with our critical accounting policy for inventory, we evaluated the need to record an allowance for excess and obsolete inventory and any adjustments to record inventory at lower of cost or market. Except for the inventory valuation allowance and provision for expected losses on non-cancelable purchase commitments discussed above, there were no further write-downs in inventory required as of June 30, 2012.

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

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers and is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation, restructuring and depreciation and amortization, total operating expenses decreased by 22.7% for the three months ended June 30, 2012 while revenue increased 26.8% excluding the $341,000 non-cash sales incentive compared to the three months ended June 30, 2011. Total operating expenses represented 69.2% and 58.4% of adjusted revenue for the three and six months ended June 30, 2012, respectively, as compared to 64.7% and 63.6% of adjusted revenue for the three and six months ended June 30, 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$30,073,451	$23,441,614	$69,012,432	$44,660,030
Add back:
Non-cash sales incentives for THD Warrant	341,277	535,412	715,584	2,480,900

Adjusted revenue	30,414,728	23,977,026	69,728,016	47,140,930

Cost of goods sold	50,339,725	22,065,755	85,357,714	44,803,140
Deduct:
Provisions for inventory valuation and losses on purchase commitments	14,991,239	254,686	15,059,381	264,567

Adjusted cost of goods sold	35,348,486	21,811,069	70,298,333	44,538,573

Adjusted gross margin	$(4,933,758)	$2,165,957	$(570,317)	$2,602,357

Non-GAAP adjusted gross margin percentage	-16.2%	9.0%	-0.8%	5.5%

Total operating expenses	21,049,296	15,516,138	40,701,160	29,966,854
Less:
Issuance of restricted stock for directors compensation	(240,759)	(945,001)	(633,590)	(945,001)
Non-cash stock option and restricted stock compensation expense	(1,045,403)	(870,722)	(1,994,035)	(1,238,979)
Restructuring expenses	(1,851,252)	—	(1,851,252)	—
Depreciation and amortization	(2,345,518)	(1,010,324)	(4,318,851)	(1,825,437)

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$15,566,364	$12,690,091	$31,903,432	$25,957,437

GAAP operating expenses as a percentage of adjusted revenue	69.2%	64.7%	58.4%	63.6%
Non-GAAP operating expenses as a percentage of adjusted revenue	51.2%	52.9%	45.8%	55.1%

Our performance for the three and six months ended June 30, 2012 reflects the on-going execution of our strategic plan upon which we continue to execute. The remaining phases of this plan include initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we meet growing demand for our products and (iv) introducing our next generation of products, which will include increasing brand awareness and product promotion.

One aspect of our strategic plan includes developing and bringing to market innovative products and technologies. We launched approximately 105 new products during 2011 and plan on introducing our next generation of products, which will include an additional 82 new products, during 2012. We have continued to increase our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting such as in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing increasingly higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

A second aspect of our strategic plan entails capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires. We were also successful in establishing supply agreements with several leading lighting original equipment manufacturers, or OEMs, for private label sales of our products through their distribution channels, including additional retail stores, during the past year. In addition, we continue to increase the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The third aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that have negatively impacted our gross margin performance. While our non-GAAP adjusted gross margin percentage eroded to negative 16.2% and negative 0.8% for the three and six months ended June 30, 2012, respectively, as compared to an adjusted gross margin percentage of 9.0% and

5.5% for the three and six months ended June 30, 2011, we anticipate long-term improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through the increased use of sourcing from suppliers closer to our production sites, the continued implementation of our Enterprise Resource Planning (“ERP”) system functionality and the continued shift of production to our lower cost contract manufacturing partner in Mexico. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

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

Recent Events

On August 10, 2012, we closed a tender offer pursuant to which we proposed to exchange all outstanding warrants issued in conjunction with our Series D Non-Convertible Preferred Stock (the “Series D Warrants”) for our common stock. The tender offer was launched pursuant to a Tender Offer Statement on Schedule TO, filed with the SEC on July 13, 2012, as amended by Amendment No. 1 to Tender Offer Statement on Schedule TO, filed with the SEC on July 16, 2012, and Amendment No. 2 to Tender Offer Statement on Schedule TO, filed with the SEC on July 27, 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2011. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 as set forth herein.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue (net of non-cash sales incentives of $341,000 and $535,000 for 2012 and 2011, respectively)	$30,073,451	$23,441,614	6,631,837	28.3%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowance of $12.3 million and provision for losses on purchase commitments of $2.7 million for the three months ended June 30, 2012, due to restructuring, and inventory valuation allowance of $255,000 and provision for losses on purchase commitments of $0 for the three months ended June 30, 2011)	50,339,725	22,065,755	28,273,970	128.1%	167.4%	94.1%
Sales and marketing	4,715,819	4,263,117	452,702	10.6%	15.7%	18.2%
Operations	4,312,357	3,314,129	998,228	30.1%	14.3%	14.1%
Research and development	2,535,139	2,909,837	(374,698)	-12.9%	8.4%	12.4%
General and administrative	5,289,211	4,018,731	1,270,480	31.6%	17.6%	17.1%
Restructuring expenses	1,851,252	—	1,851,252	*	6.2%	0.0%
Depreciation and amortization	2,345,518	1,010,324	1,335,194	132.2%	7.8%	4.3%
Interest income	1,045	149,267	(148,222)	*	0.0%	0.6%
Interest expense, including related party	(1,705,729)	(237,996)	(1,467,733)	616.7%	-5.7%	-1.0%
Decrease in fair value of liabilities under derivative contracts	361,850	—	361,850	*	1.2%	0.0%
Dividends on preferred stock	(776,835)	—	(776,835)	*	-2.6%	0.0%
Accretion of preferred stock	(6,847,782)	—	(6,847,782)	*	-22.8%	0.0%
Other (expense) income, net	(146,633)	7,048,445	(7,195,078)	*	-0.5%	30.1%

Net loss	$(50,429,654)	$(7,180,563)	(43,249,091)	602.3%	-167.7%	-30.6%

*	Variance is not meaningful.

Revenue

Revenue increased $6.6 million, or 28.3%, to $30.1 million for the three months ended June 30, 2012 from $23.4 million for the three months ended June 30, 2011. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2011 and the six months ended June 30, 2012, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. Revenue was negatively impacted by certain price adjustments of $1.3 million provided to customers for the three months ended June 30, 2012. The increase in revenue was also reduced by a non-cash charge of $341,000 and $535,000 for the three months ended June 30, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that was expected to vest in 2012 or that vested in 2011. Excluding the impact of these non-cash charges, our revenue was $30.4 million and $24.0 million for the three months ended June 30, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold increased $28.3 million, or 128.1%, to $50.3 million for the three months ended June 30, 2012 from $22.1 million in the three months ended June 30, 2011. The increase in cost of goods sold was primarily due to the $12.3 million inventory valuation allowance and the $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines and an impact of $6.3 million due to manufacturing inefficiencies, with the balance due to the corresponding increase in sales during the three months ended June 30, 2012. Excluding the impact of the additional provisions, our cost of goods sold was $35.3 million for the three months ended June 30, 2012, an increase of $13.5 million or 62.1% over the three months ended June 30, 2011,

Cost of goods sold as a percentage of revenue increased for the three months ended June 30, 2012 to 167.4% (or negative gross margin of 67.4%) as compared to 94.1% (or a gross margin of 5.9%) for the three months ended June 30, 2011. Our gross margin for the three months ended June 30, 2012 and 2011 was negatively impacted by a non-cash charge that reduced our revenue by $341,000 and $535,000, respectively. Excluding the impact of this non-cash charge, the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments discussed above, our non-GAAP gross margin was negative 16.2% for the three months ended June 30, 2012 compared to a gross margin of 9.0% for the three months ended June 30, 2011. See our reconciliation of non-GAAP measurements on page 24.

The increase in cost of goods sold as a percentage of revenue was primarily due to the $12.3 million inventory valuation allowance and the $2.7 million provision for expected losses on non-cancelable purchase commitments resulting from the restructuring of our product lines and $6.3 million in manufacturing inefficiencies. In addition, gross margin was impacted by certain price adjustments of $1.3 million provided to customers and the mix of products sold during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Sales and Marketing

Sales and marketing expenses increased $453,000, or 10.6%, to $4.7 million for the three months ended June 30, 2012 from $4.3 million for the three months ended June 30, 2011, but decreased as a percentage of revenue to 15.8% for the three months ended June 30, 2012 from 18.2% for the three months ended June 30, 2011. The increase in sales and marketing expenses was primarily due to an increase of $464,000 in expenses related improvements to our booth for the 2012 LightFair, which takes place in May and is our largest marketing event each year.

Operations

Operations expenses increased $998,000, or 30.1%, to $4.3 million for the three months ended June 30, 2012 from $3.3 million in the three months ended June 30, 2011, and increased as a percentage of revenue to 14.3% for the three months ended June 30, 2012 from 14.1% for the three months ended June 30, 2011. The increase in operations expense was primarily due to expenditures of $527,000 related to the addition of a distribution facility in Texas in July 2011 and a net increase of $452,000 in overhead allocations and personnel related expenses.

Research and Development

Research and development expenses decreased $375,000, or 12.9%, to $2.5 million for the three months ended June 30, 2012 from $2.9 million for the three months ended June 30, 2011, and decreased as a percentage of revenue to 8.4% for the three months ended June 30, 2012 from 12.4% for the three months ended June 30, 2011. The decrease in research and development expenses was primarily due to a decrease of $366,000 in prototyping, materials and supplies, non-recurring engineering, tooling and samples expenses as we implement cost reduction measures.

General and Administrative

General and administrative expenses increased $1.3 million, or 31.6%, to $5.3 million for the three months ended June 30, 2012 from $4.0 million for the three months ended June 30, 2011, and increased as a percentage of revenue to 17.6% for the three months ended June 30, 2012 from 17.1% for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to a $829,000 increase in personnel related costs and $691,000 in consulting fees as we expanded our infrastructure to support our continued growth.

Restructuring Expenses

Restructuring expenses of $1.9 million for the three months ended June 30, 2012, consisted of severance and termination benefits related to significant headcount reductions in Mexico primarily related to an increase in production work done by our contract manufacturer and the replacement of seven members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million, or 132.2%, to $2.3 million for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of equipment and machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $139,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2011.

Interest Income

Interest income decreased $148,000 to $1,000 for the three months ended June 30, 2012 from $149,000 for the three months ended June 30, 2011. For the three months ended June 30, 2012, interest income was primarily due to interest earned by our interest bearing bank account in Australia. For the three months ended June 30, 2011, interest income was primarily due to interest earned on the key-man life insurance policy we held for Zachary Gibler, our former Chief Executive Officer and Chairman of the Board.

Interest Expense

Interest expense increased $1.5 million, or 616.7%, to $1.7 million for the three months ended June 30, 2012 from $238,000 for the three months ended June 30, 2011. The increase in interest expense was primarily due to the increase in the borrowing capacity of our asset based revolving credit facility (the “Wells Fargo ABL,”) which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo,”) due to the addition of the standby letter of credit (the “Ares Letter of Credit Facility”) dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”), up to a maximum of $50.0 million. Interest expense for the three months ended June 30, 2012 consisted primarily of $692,000 of interest related to the Ares Letter of Credit Facility, $477,000 of interest expense and fees related to the Wells Fargo ABL, $294,000 of prepaid financing fees related to the issuance of our preferred units (the “Series G Preferred Units”), $227,000 of prepaid financing fees paid to Pegasus Partners IV, L.P. (“Pegasus IV,”) related to the Series G Preferred Units and $3,000 of interest expense related to the debt facilities of Lighting Science Group B.V. (“LSGBV,”) our subsidiary in the Netherlands. Interest expense for the three months ended June 30, 2011, consisted primarily of $176,000 of interest expense and fees related to the Wells Fargo ABL, $43,000 of interest on the advance on Mr. Gibler’s key-man life insurance policy from LSGC Holdings II, LLC (“Holdings II”) and $16,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

During the three months ended June 30, 2012, we consummated the Series H and I Preferred Offering and issued the Riverwood Warrants. The Riverwood Warrants were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants decreased by $362,000 for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through June 30, 2012, primarily due to a decrease in the price of our common stock during this period. During the three months ended June 30, 2011, there were no liabilities under derivative contracts.

Dividends on Preferred Stock

Dividends on preferred stock of $777,000 for the three months ended June 30, 2012 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011 and converted into shares of Series H Preferred Stock or Series I Preferred Stock pursuant to the Rollover Offering on May 25, 2012. No shares of preferred stock were outstanding during the three months ended June 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $6.8 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the three months ended June 30, 2012, due to the conversion of the Series G Preferred Stock into Series H and I Preferred Stock. No shares of preferred stock were outstanding during the three months ended June 30, 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased $7.2 million for the three months ended June 30, 2012 to net expense of $147,000 from net income of $7.0 million for the three months ended June 30, 2011. Other expense for the three months ended June 30, 2012 consisted primarily of a $112,000 foreign exchange loss and $36,000 in late payment fees, partially offset by $1,000 of miscellaneous income. Other income for the three months ended June 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue (net of non-cash sales incentives of $716,000 and $2.5 million for 2012 and 2011, respectively)	$69,012,432	$44,660,030	24,352,402	54.5%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowance of $12.4 million and provision for losses on purchase commitments of $2.7 million for the six months ended June 30, 2012, due to restructuring, and a reduction in inventory valuation allowance of $265,000 and provision for losses on purchase commitments of $0 for the six months ended June 30, 2011)	85,357,114	44,803,140	40,554,574	90.5%	123.7%	100.3%
Sales and marketing	10,040,768	7,667,383	2,373,385	31.0%	14.5%	17.2%
Operations	8,463,159	6,371,606	2,091,553	32.8%	12.3%	14.3%
Research and development	4,885,544	5,043,581	(158,037)	-3.1%	7.1%	11.3%
General and administrative	11,141,586	9,058,847	2,082,739	23.0%	16.1%	20.3%
Restructuring expense	1,851,252	—	1,851,252	*	2.7%	0.0%
Depreciation and amortization	4,318,851	1,825,437	2,493,414	136.6%	6.3%	4.1%
Interest income	4,323	152,387	(148,064)	*	0.0%	0.3%
Interest expense, including related party	(2,826,964)	(397,204)	(2,429,760)	611.7%	-4.1%	-0.9%
Decrease in fair value of liabilities under derivative contracts	361,850	—	361,850	*	0.5%	0.0%
Dividends on preferred stock	(1,799,392)	—	(1,799,392)	*	-2.6%	0.0%
Accretion of preferred stock	(7,523,459)	—	(7,523,459)	*	-10.9%	0.0%
Other (expense) income, net	(123,687)	6,812,424	(6,936,111)	*	-0.2%	15.3%

Net loss	$(68,953,771)	$(23,542,357)	(45,411,414)	192.9%	-99.9%	-52.7%

*	Variance is not meaningful.

Revenue

Revenue increased $24.4 million, or 54.5%, to $69.0 million for the six months ended June 30, 2012 from $44.7 million for the six months ended June 30, 2011. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2011 and the six months ended June 30, 2012, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. Revenue was negatively impacted by certain price adjustments of $1.3 million provided to customers for the six months ended June 30, 2012. The increase in revenue was also reduced by a non-cash charge of $716,000 and $2.5 million for the six months ended June 30, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that was expected to vest in 2012 or that vested in 2011. Excluding the impact of these non-cash charges, our revenue was $69.7 million and $47.1 million for the six months ended June 30, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold increased $40.6 million, or 90.5%, to $85.4 million for the six months ended June 30, 2012 from $44.8 million in the six months ended June 30, 2011. The increase in cost of goods sold was primarily due to the $12.4 million inventory valuation allowance and the $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines and an impact of $7.8 million due to manufacturing inefficiencies, with the balance due to the corresponding increase in sales during the six months ended June 30, 2012. Excluding the impact of the additional provisions, our cost of goods sold was $70.3 million for the six months ended June 30, 2012, an increase of $25.8 million or 57.8% over the six months ended June 30, 2011.

Cost of goods sold as a percentage of revenue increased for the six months ended June 30, 2012 to 123.9% (or negative gross margin of 23.9%) as compared to 100.3% (or a negative gross margin of 0.3%) for the six months ended June 30, 2011. Our gross margin for the six months ended June 30, 2012 and 2011 was negatively impacted by a non-cash charge that reduced our revenue by $716,000 and $2.5 million, respectively. Excluding the impact of this non-cash charge, the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments discussed above, our non-GAAP gross margin was negative 0.8% for the six months ended June 30, 2012 compared to a gross margin of 5.5% for the six months ended June 30, 2011. See our reconciliation of non-GAAP measurements on page 24.

The increase in cost of goods sold as a percentage of revenue was primarily due to the $12.4 million inventory valuation allowance and the $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines, and $7.8 million in manufacturing inefficiencies, as well as the corresponding increase in sales. In addition, gross margin was impacted by certain price adjustments of $1.3 million provided to customers and the mix of products sold during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Sales and Marketing

Sales and marketing expenses increased $2.4 million, or 31.0%, to $10.0 million for the six months ended June 30, 2012 from $7.7 million for the six months ended June 30, 2011, but decreased as a percentage of revenue to 14.6% for the six months ended June 30, 2012 from 17.2% for the six months ended June 30, 2011. The increase in sales and marketing expenses was primarily due to an increase of $1.4 million in out bound freight not billed to customers in conjunction with the increase in our revenue, an increase of $611,000 in advertising and promotion expense in conjunction with our increased marketing efforts and an increase of $499,000 in expenses related to improvements to our booth for the 2012 LightFair, which takes place in May and is our largest marketing event each year.

Operations

Operations expenses increased $2.1 million, or 32.8%, to $8.5 million for the six months ended June 30, 2012 from $6.4 million in the six months ended June 30, 2011, but decreased as a percentage of revenue to 12.3% for the six months ended June 30, 2012 from 14.3% for the six months ended June 30, 2011. The increase in operations expense was primarily due to expenditures of $1.2 million related to the addition of a distribution facility in Texas in July 2011, an increase of $586,000 due to the expansion of our operations in Mexico during 2011 and a net increase of $440,000 in overhead allocations and personnel related expenses.

Research and Development

Research and development expenses decreased $158,000, or 3.1%, to $4.9 million for the six months ended June 30, 2012 from $5.0 million for the six months ended June 30, 2011, and decreased as a percentage of revenue to 7.1% for the six months ended June 30, 2012 from 11.3% for the six months ended June 30, 2011. The decrease in research and development expenses was primarily due to a decrease of $285,000 in prototyping, non-recurring engineering, tooling expenses as we implement cost reduction measures, partially offset by an increase of $137,000 in external development costs.

General and Administrative

General and administrative expenses increased $2.1 million, or 23.0%, to $11.1 million for the six months ended June 30, 2012 from $9.1 million for the six months ended June 30, 2011, but decreased as a percentage of revenue to 16.1% for the six months ended June 30, 2012 from 20.3% for the six months ended June 30, 2011. The increase in general and administrative expenses was primarily due to a $1.3 million increase in personnel related costs, $1.5 million in consulting fees as we expanded our infrastructure to support our continued growth, partially offset by a $245,000 decrease in legal fees due to the addition of in-house general counsel.

Restructuring Expenses

Restructuring expenses of $1.9 million for the six months ended June 30, 2012, consisted of severance and termination benefits related to significant headcount reductions in Mexico primarily related to an increase in production work done by our contract manufacturer and the replacement of seven members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering.

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million, or 136.6%, to $4.3 million for the six months ended June 30, 2012 from $1.8 million for the six months ended June 30, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of equipment and machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $273,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2011.

Interest Income

Interest income decreased $148,000 to $4,000 for the six months ended June 30, 2012 from $152,000 for the six months ended June 30, 2011. For the six months ended June 30, 2012, interest income was primarily due to interest earned by our interest bearing bank account in Australia. For the six months ended June 30, 2011, interest income was primarily due to interest earned on Mr. Gibler’s key-man life insurance policy.

Interest Expense

Interest expense increased $2.4 million, or 611.7%, to $2.8 million for the six months ended June 30, 2012 from $397,000 for the six months ended June 30, 2011. The increase in interest expense was primarily due to the increase in the borrowing capacity of the Wells Fargo ABL, due to the addition of the Ares Letter of Credit Facility, up to a maximum of $50.0 million. Interest expense for the six months ended June 30, 2012 consisted primarily of $1.4 million of interest related to the Ares Letter of Credit Facility, $869,000 of interest expense and fees related to the Wells Fargo ABL, $316,000 of prepaid financing fees related to the Series G Preferred Units, $250,000 of prepaid financing fees paid to Pegasus IV, related to the Series G Preferred Units and $7,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the six months ended June 30, 2011, consisted primarily of $308,000 of interest expense and fees related to the Wells Fargo ABL, $43,000 of interest on the advance on Mr. Gibler’s key-man life insurance policy from Holdings II and $43,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

During the six months ended June 30, 2012, we consummated the Series H and I Preferred Offering and issued the Riverwood Warrants. The Riverwood Warrants were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants decreased by $362,000 for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through June 30, 2012, primarily due to a decrease in the price of our common stock during this period. During the six months ended June 30, 2011, there were no liabilities under derivative contracts.

Dividends on Preferred Stock

Dividends on preferred stock of $1.8 million for the six months ended June 30, 2012 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011 and converted into Series H Preferred Stock and Series I Preferred Stock pursuant to the rollover offering on May 25, 2012. No shares of preferred stock were outstanding during the six months ended June 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $7.5 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the six months ended June 30, 2012 due to the conversion of the Series G Preferred Stock into Series H Preferred Stock and Series I Preferred Stock. No shares of preferred stock were outstanding during the six months ended June 30, 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased $6.9 million for the six months ended June 30, 2012 to net expense of $124,000 from net income of $6.8 million for the six months ended June 30, 2011. Other expense for the six months ended June 30, 2012 consisted primarily of a $76,000 foreign exchange loss and $71,000 in late payment fees, partially offset by $23,000 of miscellaneous income. Other income for the six months ended June 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key-man life insurance policy, partially offset by $177,000 in late payment fees.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations. Our cash outflows primarily relate to procurement of inventory, payment of salaries, benefits and other operating costs, and our purchases of production equipment and other capital investments such as our ERP system. Our anticipated continued growth is expected to significantly increase our working capital needs during the remainder of 2012 and meeting these needs will be an ongoing challenge. Our primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Advisors, L.P. (“Pegasus Capital,”) including Pegasus IV, LSGC Holdings, LLC (“LSGC Holdings”), Holdings II and PCA LSG Holdings, LLC (“PCA Holdings”). However, as detailed below, our most recent source of liquidity was provided primarily by parties other than Pegasus Capital and its affiliates.

As of June 30, 2012, we had cash and cash equivalents of $29.7 million and an additional $5.0 million of cash subject to restriction pursuant to the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to $50.0 million equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds by at least $5.0 million the amount of our outstanding borrowings under the Wells Fargo ABL and (ii) $5.0 million of Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing on the Wells Fargo ABL. As of June 30, 2012, we had $27.9 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $21.8 million.

LSGBV has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 75% of LSGBV’s trade receivable invoices, up to a maximum of €1.5 million. As of June 30, 2012, we had $279,000 outstanding under the IFN Finance line of credit.

On May 25, 2012, we entered into a preferred stock subscription agreement with Riverwood Holdings and certain other purchasers pursuant to which we issued 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 per share, for gross proceeds of $67.1 million. The consummation of this preferred offering constituted a subsequent transaction and resulted in the holders of the Series G Preferred Units electing to convert all 52,358 Series G Preferred Shares into 50,001 shares of Series I Preferred Stock and 4,346 shares of Series H Preferred Stock. In conjunction with the Series H and I Preferred Offering, we entered into a Support Services Agreement with Riverwood Holdings and Riverwood Management. In connection with the Series H and I Preferred Offering, Riverwood Management agreed to provide certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to us (the “Riverwood Services”). As compensation for the Riverwood Services, we issued a warrant to Riverwood Management, (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock.

From January 1, 2012 through May 18, 2012, we issued an aggregate of 18,250 of our Series G Preferred Units for total proceeds of $18.3 million. Of these issuances, (a) 6,000 of the Series G Preferred Units were issued to PCA Holdings for total proceeds of $6.0 million, (b) 2,000 of the Series G Preferred Units were issued to Holdings II for total proceeds of $2.0 million, (c) 5,000 of the Series G Preferred Units were issued to Leon Wagner, a member of the board of directors, for total proceeds of $5.0 million (d) 250 of the Series G Preferred Units were issued to accredited investors for total proceeds of $250,000 and (e) the remaining 5,000 of our Series G Preferred Units were issued to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings, our largest stockholder and an affiliate of Pegasus Capital, agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings may be obligated to redeem the preferred membership interests if we (i) incurred aggregate indebtedness that exceeded (a) the indebtedness permitted under the wells Fargo, ABL, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceeded 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issued outstanding preferred equity securities having an original principal amount of more than $80.0 million in the aggregate.

On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings (the “LSGC Letter Agreement”) pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap. The terms of the LSGC Letter Agreement and the related obligation to repurchase the shares of common stock previously purchased by Holdings II (the “Repurchase Obligation”), resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling shareholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling shareholders representing the minority interest stockholders. Upon the fulfillment of the Repurchase Obligation, LSGC Holdings was required to surrender 3,750,000 shares of common stock less any shares of common stock remained distributed by LSGC Holdings to Continental. Prior to the consummation of the Series H and I Preferred Offering on May 24, 2012, there remained 2,505,000 shares of common stock available for surrender to the Company.

Following consummation of the Series H and I Preferred Offering, the amount of outstanding preferred equity securities exceeded $80.0 million in the aggregate, LSGC Holdings was required to redeem the preferred membership interests in LSGC Holdings held by Continental and we were required to make indemnification payments in accordance with the LSGC Letter Agreement. Pursuant to the LSGC Letter Agreement, we made a $16.2 million indemnification payment directly to Continental, which amount represented the cost to redeem the preferred membership interest. The payment consisted of: (i) a cash payment of $10.2 million and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock at $1,000 per share, Continental also surrendered the preferred membership interests in LSGC Holdings and LSGC Holdings surrendered a total of 2,505,000 shares of common stock to us, to be held in treasury stock, at cost of $3.8 million, based on $1.50 per share, the closing market price of our common stock on May 25, 2012.

We believe we will have sufficient capital to fund our operations for the next 12 months based on our current business plan and the assumptions set forth therein. We could utilize our available capital resources sooner than we currently expect, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to us.

We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. In April 2012, Pegasus Capital and Pegasus IV committed to support us through April 16, 2013, with up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by us on or before April 16, 2013) of the capital needed to fund our operations and debt service requirements as they come due. The Series H and I Preferred Offering fulfilled the commitment obligations of Pegasus Capital and Pegasus IV.

On May 25, 2012, in conjunction with the consummation of the Series H and I Preferred Offering, we entered into a commitment agreement (the “Commitment Agreement”) with Pegasus Capital, PCA Holdings, Holdings II and Pegasus IV, (together, the “Commitment Investors”) pursuant to which the Commitment Investors and certain permitted assignees may purchase an aggregate of 21,131 shares of our Series H Preferred Stock or Series I Preferred Stock for $1,000 per share. Further, the Commitment Investors have committed to purchase any of such Preferred Shares that have not been purchased by September 25, 2012. We expect aggregate proceeds upon fulfillment of the Commitment Agreement of $21.1 million.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
Cash flow activities:	2012	2011
Net cash used in operating activities	$(34,903,472)	$(52,956,193)
Net cash used in investing activities	(3,759,873)	(10,114,175)
Net cash provided by financing activities	65,192,336	63,255,449

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $34.9 million and $53.0 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used in operating activities for the six months ended June 30, 2012 included certain non-cash reconciliation items comprised primarily of a $12.4 million inventory valuation allowance, $7.5 million accretion on preferred stock $4.3 million in depreciation and amortization, a $2.7 million provision for expected losses on non-cancelable purchase commitments, $2.6 million of stock-based compensation expense, $1.8 million in dividends on preferred stock and a $716,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during 2012. For the six months ended June 30, 2011, non-cash reconciliation items were comprised primarily of a $2.5 million reduction in revenue for the fair value of the portion of the THD Warrant that vested during the six months ended June 30, 2011, $2.2 million of stock-based compensation expense and $1.8 million in depreciation and amortization.

Net cash used in operating activities decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to changes in working capital. For the six months ended June 30, 2012, inventories increased $9.3 million due to the build-up of materials and components and finished products to support near-term demand for our products and accounts payable decreased $4.5 million. These cash uses were partially offset by a $12.0 million decrease in accounts receivable as we increased our collection efforts and a $3.8 million decrease in prepaid expenses as we improved our terms with certain vendors.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $3.8 million and $10.1 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2012 was primarily due to a decrease in our capital expenditures as a result of the completion of our manufacturing facility in Monterrey, Mexico in 2011.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $65.2 million and $63.3 million for the six months ended June 30, 2012 and 2011, respectively. The cash provided by financing activities for the six months ended June 30, 2012 was comprised of the issuance of Series H and I Preferred Stock for $67.1 million, the issuance of Series G Preferred Units for $18.3 million and proceeds of $846,000 from the issuance of common stock under equity compensation plans. These cash receipts were partially offset by the $10.2 million payment for the Redemption of the Repurchase Obligation, net payments on our lines of credit of $6.1 million and $4.6 million in placement agent commissions and related fees on the Series H and I Preferred Offering. Cash provided by financing activities for the six months ended June 30, 2011 was comprised of the issuance of common stock for $59.3 million, net borrowings on our lines of credit of $9.8 million and proceeds of $949,000 from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on the private placements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of June 30, 2012, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2011, we have made progress implementing certain remediation plans to address the material weaknesses described in our Annual Report on Form 10-K, although none have been entirely resolved and fully tested. Specifically during the six months ended June 30, 2012, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings.

The information with respect to our legal proceedings contained in Note 15, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 5. Other Information

On July 26, 2012, our board of directors scheduled our 2012 Annual Meeting of Stockholders (“Annual Meeting”) for September 13, 2012. The record date, time and location of the Annual Meeting will be as set forth in our proxy statement for the Annual Meeting.

Because the date of the Annual Meeting will be more than 30 days after the anniversary of our 2011 Annual Meeting of Stockholders, any qualified stockholder proposal or stockholder nominations to be included in our proxy statement for the Annual Meeting in accordance with the rules of the SEC and our Bylaws must be received on or before the close of business on August 21, 2012.

Proposals must be sent via registered, certified, or express mail (or other means that allows the stockholder to determine when the proposal was received by Investor Relations) to Lighting Science Group Corporation, 1227 South Patrick Drive, Building 2A, Satellite Beach, FL 32937, Attn: Investor Relations. Proposals must comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Company sponsored proxy materials.

Item 6. Exhibits

See “Exhibit Index” for a description of our exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: August 14, 2012	By	/s/ STEVEN G. MARTON
Steven G. Marton
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By	/s/ GREGORY T. KAISER
Gregory T. Kaiser
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.2	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.6	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

4.7	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.8	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.11	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.13	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.1	Series G Unit Subscription Agreement, dated as of April 12, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.2	Series G Unit Subscription Agreement, dated as of April 13, 2012, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2012, File No. 0-20354, and incorporated herein by reference).

10.3	Series G Unit Subscription Agreement, dated as of May 2, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2012, File No. 0-20354, and incorporated herein by reference).

10.4	Series G Unit Subscription Agreement, dated as of May 18, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.5	Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.6	Exchange and Redemption Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.7	Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.8	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.9	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.10	Employment Letter, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Keith Scott (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.11	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2012, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.