Form 10-Q
period 2012-09-30
LIGHTING SCIENCE GROUP CORP
filed 2012-11-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 8, 2012, was 205,171,624 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,535,127	$3,071,673
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	16,712,636	29,008,313
Note receivable	24,500,000	—
Inventories, net	35,830,279	44,887,539
Prepaid expenses	2,712,877	9,159,977
Other current assets	620,770	520,660

Total current assets	105,911,689	91,648,162

Property and equipment, net	17,705,600	20,595,723
Intangible assets, net	724,015	989,096
Pegasus Commitment	1,600,000	—
Other long-term assets	907,564	1,417,527

Total assets	$126,848,868	$114,650,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Lines of credit	$13,712,212	$34,227,288
Current portion of long-term debt	3,982	11,025
Accounts payable	20,328,380	29,350,816
Provision for losses on non-cancelable purchase commitments	6,095,620	5,806,032
Accrued expenses	6,709,866	3,927,350
Unearned revenue	1,721	40,999

Total current liabilities	46,851,781	73,363,510

Long-term debt, less current portion	15,584	18,796
Redeemable Series G Preferred Stock, $0.001 par value, authorized 80,000 shares, issued and outstanding 0 and 34,108 shares as of September 30, 2012 and December 31, 2011, respectively.	—	28,683,703
Riverwood Warrant liability	13,750,309	—
September 2012 Warrants liability	1,600,000	—

Total other liabilities	15,365,893	28,702,499

Total liabilities	62,217,674	102,066,009

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 114,051 and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	228,105,110	—
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,359 and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	124,736,627	—

	352,841,737	—

Commitments and contingencies
Stockholders’ (deficit) equity:

Preferred stock, $.001 par value, authorized 100,000,000 shares, 114,051 shares of Series H and 62,359 shares of Series I issued and outstanding as of September 30, 2012 and 34,108 shares of Series G issued and outstanding as of December 31, 2011

Common stock, $.001 par value, authorized 400,000,000 shares, 207,661,512 and 204,815,210 shares issued as of September 30, 2012 and December 31, 2011, respectively, 205,156,512 and 204,815,210 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	207,661	204,815
Additional paid-in capital	345,407,746	549,603,740
Accumulated deficit	(626,525,437)	(533,576,159)
Accumulated other comprehensive loss	(3,543,013)	(3,647,897)
Treasury stock, 2,505,000 and 0 shares as of September 30, 2012 and December 31, 2011, respectively, at cost	(3,757,500)	—

Total stockholders’ (deficit) equity	(288,210,543)	12,584,499

Total liabilities and stockholders’ (deficit) equity	$126,848,868	$114,650,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Revenue (net of noncash sales incentives adjustment of $(257,000) for the three months ended September 30, 2012)	$32,056,779	$27,350,283
Cost of goods sold (includes inventory valuation allowances of $3.1 million and $19.0 million and provisions for losses on noncancelable purchase commitments of $785,000 and $8.5 million for the three months ended September 30, 2012 and 2011, respectively)	32,532,210	52,476,625

Gross margin (deficit)	(475,431)	(25,126,342)

Operating expenses:
Sales and marketing (includes related party expenses of $57,000 and $172,000 for the three months ended September 30, 2012 and 2011, respectively)	4,122,880	5,208,758
Operations (includes related party expenses of $207,000 and $6,000 for the three months ended September 30, 2012 and 2011, respectively)	4,285,810	3,988,553
Research and development	2,485,983	2,950,339
General and administrative (includes related party expenses of $197,000 and $125,000 for the three months ended September 30, 2012 and 2011, respectively)	7,243,412	5,411,716
Write-off of deferred offering costs	—	1,269,318
Restructuring expenses	3,908,562	511,405
Impairment of goodwill and other long-lived assets	379,537	2,878,817
Depreciation and amortization	2,245,665	1,336,114

Total operating expenses	24,671,849	23,555,020

Loss from operations	(25,147,280)	(48,681,362)

Other income (expense):
Interest income	789	591
Interest expense	(1,181,890)	(284,879)
Decrease in fair value of liabilities under derivative contracts	2,352,026	—
Other expense, net	(19,151)	(118,892)

Total other income (expense)	1,151,774	(403,180)

Loss before income tax expense	(23,995,506)	(49,084,542)

Income tax expense	—	—

Net loss	(23,995,506)	(49,084,542)

Foreign currency translation loss	(51,530)	(261,819)

Comprehensive loss	$(24,047,036)	$(49,346,361)

Basic and diluted net loss per weighted average common share	$—	$(0.25)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.37)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.37)	$—

Basic and diluted weighted average number of common shares outstanding	—	200,268,436

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	170,560,715	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	34,171,729	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Revenue (net of noncash sales incentives of $458,000 and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively)	$101,069,211	$72,010,313
Cost of goods sold (includes inventory valuation allowances of $15.4 million and $20.5 million and provisions for losses on noncancelable purchase commitments of $3.4 million and $8.5 million for the nine months ended September 30, 2012 and 2011, respectively)	117,889,925	97,279,765

Gross deficit	(16,820,714)	(25,269,452)

Operating expenses:
Sales and marketing (includes related party expenses of $294,000 and $609,000 for the nine months ended September 30, 2012 and 2011, respectively)	14,163,648	12,876,141
Operations (includes related party expenses of $292,000 and $122,000 for the nine months ended September 30, 2012 and 2011, respectively)	12,748,969	10,360,159
Research and development	7,371,527	7,993,920
General and administrative (includes related party expenses of $618,000 and $500,000 for the nine months ended September 30, 2012 and 2011, respectively)	18,384,998	14,470,563
Write-off of deferred offering costs	—	1,269,318
Restructuring expenses	5,759,814	511,405
Impairment of goodwill and other long-lived assets	379,537	2,878,817
Depreciation and amortization	6,564,516	3,161,551

Total operating expenses	65,373,009	53,521,874

Loss from operations	(82,193,723)	(78,791,326)

Other income (expense):
Interest income	5,112	152,977
Interest expense	(3,758,854)	(638,883)
Related party interest expense	(250,000)	(43,200)
Decrease in fair value of liabilities under derivative contracts	2,713,876	—
Dividends on preferred stock	(1,799,392)	—
Accretion of preferred stock	(7,523,459)	—
Other (expense) income, net	(142,838)	6,693,532

Total other (expense) income	(10,755,555)	6,164,426

Loss before income tax expense	(92,949,278)	(72,626,900)

Income tax expense	—	—

Net loss	(92,949,278)	(72,626,900)

Foreign currency translation gain (loss)	104,884	(45,245)

Comprehensive loss	$(92,844,394)	$(72,672,145)

Basic and diluted net loss per weighted average common share	$—	$(0.39)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(1.36)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(1.81)	$—

Basic and diluted weighted average number of common shares outstanding	—	185,633,479

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	171,573,632	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	33,301,911	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Stock	Deficit	Loss	Total
Balance December 31, 2011	204,815,210	$204,815	$549,603,740	$—	$(533,576,159)	$(3,647,897)	$12,584,499
Issuance of restricted stock and options for directors’ compensation	627,756	628	956,288	—	—	—	956,916
Stock based compensation expense	—	—	4,603,988	—	—	—	4,603,988
Stock issued under equity compensation plans	100,207	99	876,644	—	—	—	876,743
Warrant issued to a customer	—	—	458,162	—	—	—	458,162
Issuance of common stock in connection with Series G Units	1,514,750	1,515	1,903,169	—	—	—	1,904,684
Issuance of Repurchase Obligation	—	—	(12,100,000)		—	—	(12,100,000)
Change in fair value of Repurchase Obligation	—	—	(388,175)	—	—	—	(388,175)
Receipt of treasury stock	(2,505,000)	—	—	(3,757,500)	—	—	(3,757,500)
Deemed dividends on Series H and I Redeemable Convertible Preferred Stock (including a beneficial conversion feature of $34.6 million)	—	—	(202,105,466)	—	—	—	(202,105,466)
Pegasus Commitment	—	—	1,600,000	—	—	—	1,600,000
Issuance of common stock in exchange for outstanding warrants	603,589	604	(604)	—	—	—	—
Net loss	—	—	—	—	(92,949,278)	—	(92,949,278)
Foreign currency translation adjustment	—	—	—	—	—	104,884	104,884

Balance September 30, 2012	205,156,512	$207,661	$345,407,746	$(3,757,500)	$(626,525,437)	$(3,543,013)	$(288,210,543)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(92,949,278)	$(72,626,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,564,516	3,161,551
Impairment of goodwill and other long-lived assets	379,537	2,878,817
Impairment of property and equipment	1,693,779	—
Issuance of restricted stock and stock options for directors’ compensation	956,916	945,001
Non-cash stock option and restricted stock compensation expense	4,603,988	2,198,821
Accretion of preferred stock redemption value	7,523,459	—
Non-cash sales incentive	458,162	2,480,900
Allowance for doubtful accounts receivable	181,003	2,136,393
Inventory valuation allowance	15,435,121	20,488,517
Provision for losses on non-cancelable purchase commitments	3,399,490	8,549,202
Write-off of deferred offering costs	—	1,269,318
Decrease in fair value of warrants	(2,713,876)	—
Dividends on preferred stock	1,799,392	—
(Gain) loss on disposal of assets	(22,181)	411,902
Changes in operating assets and liabilities:
Accounts receivable	12,114,955	(7,117,422)
Inventories	(9,479,797)	(31,354,155)
Prepaid expenses	6,447,594	(1,372,550)
Other current and long-term assets	409,852	(145,185)
Accounts payable	(9,022,436)	(16,665,493)
Accrued expenses and other liabilities	2,816,346	(489,737)
Unearned revenue	(39,278)	(114,801)

Net cash used in operating activities	(49,442,736)	(85,365,821)

Cash flows from investing activities:
Purchase of property and equipment	(5,140,226)	(13,388,924)
Capitalized patents	(315,625)	—
Proceeds from sale of property and equipment	36,000	81,942

Net cash used in investing activities	(5,419,851)	(13,306,982)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(20,518,032)	41,998,847
Proceeds from long-term borrowings	—	25,700
Payment of short and long-term debt	(10,276)	(76,789)
Restricted cash related to line of credit	—	(5,000,000)
Proceeds from issuance of common stock under equity compensation plans	876,743	1,138,493
Redemption of 6% Convertible Preferred Stock	(33,830)	—
Proceeds from private placement of common stock	—	59,299,928
Placement agent commissions on private placements	(7,620,413)	(1,783,497)
Proceeds from issuance of Series G Preferred Units	18,250,000	—
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	85,205,000	—
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	6,364,000	—
Payment in settlement of Repurchase Obligation	(10,245,675)	—

Net cash provided by financing activities	72,267,517	95,602,682

Effect of exchange rate changes on cash	58,524	(141,480)

Net increase (decrease) in cash	17,463,454	(3,211,601)
Cash and cash equivalents balance at beginning of period	3,071,673	14,489,700

Cash and cash equivalents balance at end of period	$20,535,127	$11,278,099

Supplemental disclosures:
Interest paid during the period	$4,011,549	$568,146

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$(12,100,000)	$—

Change in fair value of Repurchase Obligation	$(388,175)	$—

Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$(6,000,000)	$—

Treasury stock received in settlement of Repurchase Obligation	$3,757,500	$—

Deemed dividends on Series H and I Redeemable Convertible Preferred Stock	$(202,105,466)	$—

Note receivable for Issuance of Series H Redeemable Convertible Preferred Stock	$(24,500,000)	$—

Pegasus Commitment	$(1,600,000)	$—

Conversion of debt to equity	$—	$6,543,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products internally and through a contract manufacturer in Mexico.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2012 and December 31, 2011, accounts receivable of the Company is reflected net of an allowance for doubtful accounts of $820,000 and $1.5 million, respectively.

As of September 30, 2012 and December 31, 2011, there were $14.2 million and $19.5 million, respectively, of eligible accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and IFN Finance B.V. (“IFN Finance”).

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

The Company’s long-term debt bears interest at variable interest rates and, therefore, its carrying value approximates fair value. The Company’s Series G Preferred Stock (the “Series G Preferred Stock”) was classified as a liability and was carried at its accreted value, which approximated its fair value. The Repurchase Obligation (as defined in Note 8 below) was initially recorded at fair value and was marked to fair value each quarter until it was redeemed on May 25, 2012. The Riverwood Warrant, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 8 below) were initially recorded at fair value and are marked to fair value each quarter.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. The Company’s cash outflows primarily relate to its procurement of inventory, payment of salaries, employee benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Company’s most recent source of liquidity (the Series H and I Preferred Offering, defined below) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of September 30, 2012, the Company had cash and cash equivalents of $20.5 million and an additional $5.0 million in cash subject to restrictions pursuant to the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). The Wells Fargo ABL provides the Company with a borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing under the Wells Fargo ABL. As of September 30, 2012, the Company had $13.7 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $36.3 million.

Lighting Science Group, B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, has a working capital facility with IFN Finance. The IFN Finance facility is an asset-based facility with a maximum line of credit of €500,000, or $643,000, and availability is based on 75% of LSGBV’s eligible trade receivable invoices. As of September 30, 2012, there were no borrowings outstanding under the IFN Finance facility. This facility is due on demand.

From January 11, 2012 through May 18, 2012, the Company issued an aggregate of 18,250 of its preferred units (the “Series G Preferred Units”) for total proceeds of $18.3 million. Each Series G Preferred Unit consisted of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of common stock. Of these issuances, (a) 6,000 of the Series G Preferred Units were issued to PCA Holdings for total proceeds of $6.0 million, (b) 2,000 of the Series G Preferred Units were issued to Holdings II for total proceeds of $2.0 million, (c) 5,000 of the Series G Preferred Units were issued to Leon Wagner, a member of the Company’s board of directors, for total proceeds of $5.0 million, (d) 250 of the Series G Preferred Units were issued to other accredited investors for total proceeds of $250,000 and (e) the remaining 5,000 Series G Preferred Units were issued to Continental Casualty Company (“Continental”) for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests held by Continental in LSGC Holdings. See Note 9 for additional discussion of the terms of the Series G Preferred Units issued to Continental and the Repurchase Obligation, which the Company also entered into with LSGC Holdings in connection with Continental’s purchase of Series G Preferred Units.

On May 25, 2012, the Company entered into a preferred stock subscription agreement (the “Series H and I Subscription Agreement”) with RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”), and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock (together with the Series H Preferred Stock, the “Preferred Shares”) at a price of $1,000 per Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. In conjunction with the Series H and I Preferred Offering, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company in connection with the Series H and I Preferred Offering, the Company issued a warrant to Riverwood Management (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock at a variable exercise price described in Note 8.

The Series H and I Preferred Offering constituted a “Subsequent Transaction” (as defined in the certificate of designation governing the Series G Preferred Stock) and provided the holders of Series G Preferred Stock with the right to convert their shares of Series G Preferred Stock into the securities issued in the Subsequent Transaction. The holders of the Series G Preferred Stock elected to convert all 52,358 outstanding shares of Series G Preferred Stock into an aggregate of 50,001 shares of Series I Preferred Stock and 4,346 shares of Series H Preferred Stock. See Note 8 for additional discussion of the terms of the Preferred Shares and the conversion of the Series G Preferred Stock into Preferred Shares.

On September 25, 2012, the Company entered into a separate preferred stock subscription agreement (together, the “September 2012 Subscription Agreements”) with each of (i) Portman Limited (“Portman”) and (ii) Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”), pursuant to which the Company issued an aggregate of 49,000 shares of Series H Preferred Stock at a price of $1,000 per share of Series H Preferred Stock (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, the Company also issued warrants to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000, 3,406,041 and 593,959 shares of common stock, respectively (the “September 2012 Warrants”), at an exercise price of $0.72 per share of common stock.

In connection with the September 2012 Preferred Offering and to accommodate their necessary capital calls, Cleantech A and Cleantech B each issued a promissory note to the Company as consideration for their purchase of shares of Series H Preferred Stock and September 2012 Warrants (the “Promissory Notes”). The face value of the Promissory Notes issued by Cleantech A and Cleantech B were equal to $20.9 million and $3.6 million, respectively. The Promissory Notes bore interest at zero percent (0%) per annum and were payable upon the earlier of: (i) two business days following receipt by Cleantech A or Cleantech B, as applicable, of the funds obtained from their respective calls for capital previously committed to them by their investors and (ii) October 17, 2012. On October 11, 2012, the Promissory Notes from Cleantech A and Cleantech B were paid in full.

The Company believes it will have sufficient capital to fund its operations for the next 12 months based on its current business plan and assumptions of future results. If the Company does not adequately execute upon its current business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources sooner than currently expected, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company.

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

On May 25, 2012, in conjunction with the consummation of the Series H and I Preferred Offering, the Company entered into a commitment agreement (the “Commitment Agreement”) with Pegasus Capital, PCA Holdings, Holdings II and Pegasus IV, (together, the “Commitment Investors”), pursuant to which the Commitment Investors and certain permitted assignees received the right to purchase an aggregate of 21,131 Preferred Shares at a price of $1,000 per Preferred Share. Further, the Commitment Investors committed to purchase any of such Preferred Shares that were not purchased by September 25, 2012. The aggregate expected proceeds to the Company upon fulfillment of the Commitment Agreement was $21.1 million. The consummation of the September 2012 Preferred Offering satisfied the obligations of the Commitment Investors.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials and components	$20,231,582	$33,050,569
Work-in-process	2,589,277	3,196,654
Finished goods	13,009,420	8,640,316

Total inventory, net	$35,830,279	$44,887,539

In May 2012, the Company began implementing a new restructuring plan designed to build upon the restructuring in the third quarter of 2011 and further increase efficiencies across the organization and lower the Company’s overall cost structure. As part of this restructuring plan, the Company accelerated its focus on the next generation of products, which it currently expects to launch in the fourth quarter of 2012, and commenced the end-of-life planning for certain of its current generation of products. As a result, for the three and nine months ended September 30, 2012, the Company recorded inventory valuation allowances of $3.1 million and $15.4 million, respectively, related to certain components utilized in and finished products from its current generation of products and provisions for losses on non-cancelable purchase commitments of $785,000 and $3.4 million related to such components, each of which are included in cost of goods sold. As a result of changes in the Company’s business strategy following changes in the Company’s management team and the implementation of a restructuring plan in the third quarter of 2011, the Company recorded an inventory valuation allowance of $19.0 million and a provision for losses on non-cancelable purchase commitments of $8.5 million for the three and nine months ended September 30, 2011, each of which are included in cost of goods sold.

As of September 30, 2012 and December 31, 2011, inventories are stated net of inventory allowances of $28.0 million and $19.7 million, respectively. The Company considered a number of factors in estimating the required inventory allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2012	December 31, 2011
Leasehold improvements	$1,487,462	$1,585,126
Office furniture and equipment	1,200,097	1,186,260
Computer hardware and software	6,658,667	6,365,630
Tooling, production and test equipment	17,749,164	16,058,742
Construction-in-process	2,935,057	1,546,524

Total property and equipment	30,030,447	26,742,282
Accumulated depreciation	(12,324,847)	(6,146,559)

Total property and equipment, net	$17,705,600	$20,595,723

Depreciation related to property and equipment was $2.2 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation related to property and equipment was $6.4 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Impairment of Property and Equipment

Property and equipment are depreciated over their estimated economic lives. Long-lived assets, including property and equipment, are evaluated to determine whether, in management’s judgment, events or changes in circumstances have occurred that may warrant a revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such impairment tests compare estimated undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows.

The Company performed an impairment analysis of property and equipment related to its wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (“LSG Mexico”) in September 2012 due to the announced commitment by the Company’s Board of Directors to transition all manufacturing in Mexico to Jabil Circuit, Inc., the Company’s contract manufacturer in Mexico (the “Mexico Closing”). This review included an assessment of the proposed future use of the property and equipment and their estimated useful lives. As a result of this assessment the Company recorded an impairment charge of $1.7 million for the three and nine months ended September 30, 2012, which is included in Restructuring Expense.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the third and fourth quarters of 2011 and the third quarter of 2012, and their net book values are detailed below as of September 30, 2012 and December 31, 2011:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
September 30, 2012:
Technology and intellectual property	$843,203	$(119,188)	$724,015	11.6 to 20.0 years

	$843,203	$(119,188)	$724,015

December 31, 2011:
Technology and intellectual property	$2,282,513	$(1,831,236)	$451,277	1.3 to 20.0 years
Trademarks	409,934	(383,380)	26,554	1.3 years
Customer relationships	2,585,296	(2,120,209)	465,087	0.3 to 3.0 years
License agreements	2,030,010	(1,983,832)	46,178	6.3 years

	$7,307,753	$(6,318,657)	$989,096

Total intangible amortization expense was $61,000 and $202,000 for the three months ended September 30, 2012 and 2011, respectively. Total intangible amortization expense was $198,000 and $611,000 for the nine months ended September 30, 2012 and 2011, respectively.

Impairment of Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed to determine if their estimable lives have decreased. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible impairment. Such impairment tests compare the estimated undiscounted cash flows attributable to such assets to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows.

The Company reviewed the amortizable intangible assets acquired in the acquisition of LSGBV for impairment as of September 30, 2012 primarily due to LSGBV’s ongoing negative cash flows from operations, among other factors. This review included an assessment of the current use of these intangible assets and their estimated useful lives. As a result of this review, the Company recorded an impairment charge of $380,000 as of September 30, 2012.

The following table summarizes the total impairment charges recorded by the Company in the third quarter of 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

As of September 30, 2011, the fair value of the business related to the acquisition of LED Effects in 2007 and the associated goodwill was estimated using the income approach, which was based on the future expected cash flows to be generated by LED Effects, discounted to their present values. During the restructuring of the Company’s California based operations, the Company closed its California location and moved the business to the Company’s Satellite Beach, Florida headquarters in October 2010. Consequently, the portion of the business related to the acquisition of LED Effects incurred a significant reduction in revenues during 2011, which had an impact on the projected cash flows and estimated fair value of the reporting unit. The result of this valuation was that an impairment charge of $1.6 million was recorded as of September 30, 2011.

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

The following table summarizes the total impairment charges recorded by the Company in the third quarter of 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

NOTE 6. LINES OF CREDIT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	September 30, 2012	December 31, 2011
ABN AMRO Bank, revolving line of credit	$—	$34,732
IFN Finance, working capital line	—	372,422
Wells Fargo, revolving line of credit	13,712,212	33,820,134

	$13,712,212	$34,227,288

ABN AMRO Bank

On February 29, 2012, the Company repaid the outstanding balance on its credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) and closed the facility. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary interest in the accounts receivable of LSGBV after IFN Finance.

IFN Finance

As of September 30, 2012, the maximum borrowing capacity under the IFN Finance facility was €500,000, or $643,000, and availability was based on 72% of the value of LSGBV’s eligible trade receivables. As of September 30, 2012, eligible collateral consisted of $275,000 of accounts receivable. Interest is payable monthly on this facility and the interest rate was 6.45% per annum as of September 30, 2012. Borrowings under the IFN Finance facility are payable on demand. IFN Finance has a senior security interest in all accounts receivable of LSGBV.

Wells Fargo

The Wells Fargo ABL provides the Company with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of September 30, 2012, the Company had $13.7 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $36.3 million.

As of September 30, 2012, eligible collateral included $13.9 million of accounts receivable, $17.1 million of inventory and $20.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The interest rate on the Wells Fargo ABL was 3.86% as of September 30, 2012.

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

The Wells Fargo ABL contains financial covenants that limit the Company’s ability to incur additional indebtedness or guaranty indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness, make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions and enter into certain transactions with affiliates. The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million of Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants, a subjective acceleration clause, a lockbox requirement and cross default provisions.

On February 24, 2012, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Wells Fargo ABL, which among other things, increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico, in each month from $750,000 to (i) $860,000 for the month ended December 31, 2011, (ii) $1.4 million per month for the period from January 1, 2012 through March 31, 2012, (iii) $1.5 million per month for the period from April 1, 2012 through September 30, 2012, and (iv) $1.8 million per month for October 2012 and for each month thereafter. Amendment No. 5 also provides the Company with borrowing base eligibility for additional accounts receivable. The Company paid Wells Fargo a fee of $5,000 in connection with this amendment.

Ares Capital

On September 21, 2011, the Company entered into the Ares Letter of Credit Facility, a $25.0 million standby letter of credit issued by Ares Capital in favor of Wells Fargo for the benefit of the Company. As a condition to Ares Capital’s agreement to provide the Ares Letter of Credit Facility for the benefit of the Company, the Company entered into the Second Lien Letter of Credit, Loan and Security Agreement (the “Ares Loan Agreement”) with Ares Capital. In accordance with the Ares Loan Agreement, the Company agreed to reimburse Ares Capital for any amounts drawn on the Ares Letter of Credit Facility and to permanently reduce the face amount of the Ares Letter of Credit Facility by such amount. Further, the Company agreed that any such reimbursement obligation would automatically convert into a term loan (an “Ares Term Loan”) by Ares Capital to the Company secured by substantially all of the assets of the Company. The Ares Letter of Credit Facility may only be used to collateralize borrowings pursuant to the Wells Fargo ABL.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

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

The Company has recorded the Riverwood Warrant, the September 2012 Warrants and the Pegasus Commitment (as defined in Note 8 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each quarter. As of September 30, 2012, the Riverwood Warrant was valued at $13.8 million, the September 2012 Warrants were valued at $1.6 million and the Pegasus Commitment was valued at $1.6 million, each using Level 3 valuation inputs. As of September 30, 2012, amortizable intangible assets related to the acquisition of LSGBV were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values.

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

The Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of common stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the number of shares of common stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such Preferred Share by (b) the $1.18 conversion price, subject to certain adjustments. The fair market value of the common stock was $1.50 per share on the date of the Series H and I Preferred Offering. Consequently, the Company recorded a beneficial conversion feature of $17.7 million and $16.9 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $34.6 million to additional paid-in capital, each as of May 25, 2012. The beneficial conversion feature was calculated as the product of (a) $0.32 (the difference between the conversion price of $1.18 and the fair market value of the common stock of $1.50) multiplied by (b) the number of shares of common stock issuable upon conversion of such Preferred Shares.

Upon the consummation of a qualified public offering (a “QPO”) where (i) the gross proceeds received by the Company and any selling stockholders in the offering are no less than $100 million and (ii) the market capitalization of the Company immediately after consummation of the offering is no less than $500 million, each outstanding Preferred Share will automatically convert into the number of shares of common stock equal to the greater of (a) the number of Optional Conversion Shares or (b) the quotient obtained by dividing (i) the Returned Value (as defined below) by (ii) the price per share of common stock paid by the public in the QPO.

At any time on or after November 25, 2015, so long as the “Primary Investor” (as defined in the certificate of designation governing the Series H Preferred Stock (the “Series H Certificate of Designation”) and Series I Preferred Stock (the “Series I Certificate of Designation”), respectively) of the respective series of Preferred Shares beneficially owns any shares of such series of Preferred Shares, the respective Primary Investor will have the right to require the Company to redeem all or a portion of such Primary Investor’s Preferred Shares for an amount in cash equal to the Liquidation Amount (as defined below) of such Preferred Shares (the “Optional Redemption Right”). If the Primary Investor of a series of the Preferred Shares elects to exercise its Optional Redemption Right, all other holders of such series of Preferred Shares will have a contingent redemption right to have all or any portion of their Preferred Shares redeemed for an amount in cash equal to the Liquidation Amount of such Preferred Shares.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. The Preferred Shares were recorded at redemption value as of May 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $66.2 million and $47.7 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $113.9 million to additional paid-in capital. There was no change in the redemption value as of September 30, 2012.

September 2012 Preferred Offering

On September 25, 2012, the Company entered into the September 2012 Subscription Agreements with each of (i) Portman and (ii) Cleantech A and Cleantech B, pursuant to which the Company issued 49,000 shares of Series H Preferred

Stock (the “September 2012 Preferred Shares”) for gross proceeds of $49.0 million. In the September 2012 Preferred Offering the Company issued (i) 24,500 shares of Series H Preferred Stock to Portman, and (ii) 20,862 and 3,638 shares of Series H Preferred Stock to Cleantech A and Cleantech B, respectively.

The September 2012 Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of common stock, on an as converted basis. Each September 2012 Preferred Share is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares equal to the quotient obtained by dividing (a) the Stated Value of such September 2012 Preferred Share by (b) the $1.18 conversion price, subject to certain adjustments. The fair market value of common stock was $0.86 per share on the date of the September 2012 Preferred Offering. Consequently, since the conversion price was greater than the fair market value of the common stock there was no deemed dividend due to the beneficial conversion feature on the date of issuance.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the September 2012 Preferred Shares are recorded as mezzanine equity because the September 2012 Preferred Shares have certain conditions that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the September 2012 Preferred Shares to equal the redemption value at the end of each reporting period. The September 2012 Preferred Shares were recorded at redemption value as of September 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $53.6 million to the Series H Preferred Stock and an offset of $53.6 million to additional paid-in capital. There was no change in the redemption value as of September 30, 2012.

The Company initiated the September 2012 Preferred Offering pursuant to the preemptive rights granted to the holders of Preferred Shares (collectively, the “Holders”) in the Series H Certificate of Designation and the Series I Certificate of Designation. On September 25, 2012, the Company offered each Holder the right to purchase its Pro Rata Share (as defined in the Series H Certificate of Designation and the Series I Certificate of Designation) of 51,000 shares of Series H Preferred Stock (the “Offered Shares”) at a purchase price of $1,000 per share. In addition, any Holder, or such Holder’s permitted assignee, that elected to purchase at least 95% of its Pro Rata Share of the Offered Shares would be entitled to receive a Warrant (the “September 2012 Warrants”) to purchase up to 163.2653 shares (rounded to the nearest whole share) of the Company’s common stock with respect to each Offered Share purchased by such Holder or permitted assignee. As further discussed below, an affiliate of Pegasus Capital has agreed to sell shares of common stock equal to the number of shares, if any, issued upon exercise of any September 2012 Warrants, which shares would be sold on the same terms and at the same exercise price as the September 2012 Warrants and having the effect of reducing the dilutive effects of the September 2012 Warrants. Holders owning the right to purchase an aggregate of 49,102 Offered Shares and 8,016,653 September 2012 Warrants assigned their rights to participate in the September 2012 Preferred Offering to Portman and Zouk. In addition, due to the exercise by Portman and Zouk of at least 95% of the Pro Rata Share of Offered Shares assigned to them, each of Portman, Cleantech A and Cleantech B received September 2012 Warrants to purchase 4,000,000, 3,406,041 and 593,959 shares of common stock, respectively.

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus, pursuant to which the Company is obligated to buy from Pegasus IV or its affiliates shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any Pegasus Commitment will be equal to the consideration paid to the Company pursuant to the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus IV in exchange for the number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants.

Subject to certain limitations, Pegasus IV has the right to cancel its obligations to the Company pursuant to the September 2012 Commitment Agreement with respect to all or a portion of the Pegasus Commitment then outstanding (a “Pegasus Call”). Upon the exercise of a Pegasus Call, the Company will have the obligation to purchase that number of September 2012 Warrants equal to the Pegasus Commitment subject to the Pegasus Call for an amount equal to the consideration paid by Pegasus IV pursuant to such Pegasus Call.

In addition to the rights provided in the Series H Certificate of Designation, the September 2012 Subscription Agreements provide Portman and Zouk, collectively, with the right, within ten (10) business days following September 25, 2015, to require the Company to redeem all or a portion of the outstanding Offered Shares for an amount in cash equal to the product obtained by multiplying (i) the Stated Value, (ii) the number of Offered Shares to be redeemed and (iii) 1.5. In connection with the September 2012 Preferred Offering, the Company committed to submit to the stockholders of the Company an amendment and restatement to the Series H Certificate of Designation and Series I Certificate of Designation (the “Amended Certificates”) which would, among other things, protect Zouk’s right to elect one director to the Company’s board of directors and amend the date on which the Primary Investors (as defined in the Series H Certificate of Designation and Series I Certificate of Designation, as applicable) could require the Company to redeem the shares of Series H Preferred Stock and Series I Preferred Stock from November 25, 2015 to September 25, 2015.

In connection with the September 2012 Preferred Offering and to accommodate their necessary capital calls, Cleantech A and Cleantech B each issued a promissory note to the Company as consideration for their purchase of Offered Shares and September 2012 Warrants. The face value of the Promissory Notes issued by Cleantech A and Cleantech B were equal to $20.9 million and $3.6 million, respectively. The Promissory Notes bore interest at zero percent (0%) per annum and were payable upon the earlier of: (i) two business days following receipt by Cleantech A or Cleantech B, as applicable, of the funds obtained from their respective calls for capital previously committed to them by their investors and (ii) October 17, 2012. Each of Cleantech A and Cleantech B has pledged all of the Offered Shares and September 2012 Warrants owned by such entities as collateral for their respective Promissory Notes. On October 11, 2012, the Promissory Notes from Cleantech A and Cleantech B were paid in full.

Rollover Offering

As a result of the consummation of the Series H and I Preferred Offering and the issuance of the Preferred Shares in connection therewith, PCA Holdings, Holdings II, Leon Wagner, Continental and certain other holders of the Company’s Series G Preferred Stock were entitled to elect to convert (the “Conversion Right”) all or less than all of their shares of Series G Preferred Stock into the number of shares of Series H Preferred Stock or Series I Preferred Stock equal to the quotient obtained by dividing (i) the aggregate liquidation value of such holders outstanding shares of Series G Preferred Stock by (ii) the Stated Value (the “Rollover Offering”).

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

Settlement of Repurchase Obligation

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the LSGC Holdings Class C Interests (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of common stock to the Company less any shares of common stock previously distributed by LSGC Holdings to Continental. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental (the “LSGC Holdings Class C Interests”). See Note 9 for a discussion of the Repurchase Obligation.

On May 25, 2012, in conjunction with the Series H and I Preferred Offering, the Company, LSGC Holdings and Continental entered into that certain Exchange and Redemption Agreement (the “Exchange Agreement”) to, among other things, facilitate LSGC Holdings’ redemption of the LSGC Holdings Class C Interests held by Continental, the Company’s indemnification payment to LSGC Holdings and LSGC Holdings’ surrender of shares of common stock to the Company in accordance with the LSGC Letter Agreement. Pursuant to the Exchange Agreement, the Company made a $16.2 million indemnification payment directly to Continental, which amount represented the cost to redeem the LSGC Holdings Class C Interests. The payment consisted of: (i) a cash payment of $10.2 million, and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock at the Stated Value. Continental also surrendered the LSGC Holdings Class C Interests to LSGC Holdings and LSGC Holdings surrendered a total of 2,505,000 shares of common stock with a fair value of $3.8 million to the Company.

Riverwood Warrant

The Riverwood Warrant was issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrant represents the right to purchase 18,092,511 shares of common stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $500 million by (ii) the number of shares of common stock underlying the Riverwood Warrant. The Riverwood Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $2.4 million and $2.7 million for the three and nine months ended September 30, 2012 and was included in the increase in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value as of September 30, 2012 was due primarily to fluctuations in the price of the Company’s common stock.

September 2012 Warrants and September 2012 Commitment Agreement

The September 2012 Warrants are exercisable on or after the tenth business day following the third anniversary of the Issuance Date at an exercise price of $0.72 per share of common stock. If unexercised, the September 2012 Warrants expire upon the earlier of (i) a Change of Control of the Company (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of the Issuance Date; (ii) the occurrence of any event that results in holders of shares of Series H Preferred Stock having a right to require the Company to redeem the shares of Series H Preferred Stock prior to the three-year anniversary of the Issuance Date; (iii) consummation of a QPO (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of the Issuance Date or (iv) receipt by the Company of a Redemption Notice (as defined in the Subscription Agreements). The September 2012 Warrants also provide for certain anti-dilution adjustments.

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was no change in fair value of the September 2012 Warrants for the period from September 25, 2012 (date of issuance) through September 30, 2012.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was no change in fair value of the Pegasus Commitment for the period from September 25, 2012 (date of issuance) through September 30, 2012. The change in fair value of the Pegasus Commitment, if any, generally offsets the change in fair value of the September 2012 Warrants, if any, for the same period.

NOTE 9. SERIES G PREFERRED UNITS AND REPURCHASE OBLIGATION

Series G Preferred Units

On December 1, 2011, the Company entered into a Series G Preferred Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, Leon Wagner, a member of the Company’s board of directors and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement and subsequent subscription agreements on terms substantially similar to the Series G Subscription Agreement entered into between December 2011 and May 2012, the Company issued an aggregate of 52,358 Series G Preferred Units at a price per Series G Preferred Unit of $1,000 for total consideration of $52.4 million. Holdings II purchased an aggregate of 14,958 Series G Preferred Units; PCA Holdings purchased an aggregate of 17,650 Series G Preferred Units; Leon Wagner purchased an aggregate of 6,500 Series G Preferred Units; and the additional accredited investors purchased an aggregate of 13,250 Series G Preferred Units.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of shares of common stock. Subsequent to initial recognition, the Series G Preferred Stock was recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and was not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $7.5 million for the nine months ended September 30, 2012. In conjunction with the Series H and I Preferred Offering, the Company recognized $6.3 million as a loss on the conversion of the Series G Preferred Stock, which is included in the accretion of preferred stock for the nine months ended September 30, 2012.

As of December 31, 2011, 34,108 Series G Preferred Units were issued and outstanding and the Company had raised an aggregate of $34.1 million pursuant to the sale of Series G Preferred Units. From January 1, 2012 through May 18, 2012, the Company issued an additional 18,250 Series G Preferred Units for total proceeds of $18.3 million.

Pursuant to the Series G Subscription Agreement, if, at any time while shares of Series G Preferred Stock remained outstanding, the Company issued securities (other than pursuant to the Company’s equity-based compensation plans) that resulted in gross proceeds to the Company of at least $50.0 million (a “Series G Subsequent Transaction”), the Company was required to notify all holders of Series G Preferred Stock of the terms and conditions of such Series G Subsequent Transaction. Upon the consummation of the Series H and I Preferred Offering, the Company completed the required notification and, as described above, and pursuant to the Rollover Offering, all holders of Series G Preferred Stock converted their shares of Series G Preferred Stock into a number of shares of Series H Preferred Stock or Series I Preferred Stock (at the holder’s election) equal to the quotient obtained by dividing the aggregate liquidation value of the outstanding shares of Series G Preferred Stock held by each holder by the Stated Value. Each holder retained all of the shares of common stock issued as part of the Series G Preferred Units. Upon this conversion of the Series G Preferred Stock, each share of Series G Preferred Stock was valued at its accrued value, which included the initial fair value plus any dividends accrued through the date of conversion.

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

The dividend was scheduled to accrue over the term of the Series G Preferred Stock on a weighted average rate based upon the applicable dividend rate over the term. On each dividend payment date subsequent to November 17, 2012, such dividend was required to be paid to each holder in cash semi-annually in arrears. The Company was only required to pay such dividend in cash to the extent that such payment would not result in an event of default under the Company’s (i) Wells Fargo ABL or (ii) Ares Loan Agreement. Any dividend that was scheduled to accrue on or after November 17, 2012, and was required to be paid in cash but was not actually paid in cash, was to continue to accrue and compound and be added to the accrued value of the Series G Preferred Stock.

During the nine months ended September 30, 2012, the Company recorded $1.8 million of dividends expense on the Series G Preferred Stock.

Repurchase Obligation

In May 2011, the Company entered into an agreement with LSGC Holdings pursuant to which LSGC Holdings agreed to purchase 3,750,000 shares of the Company’s common stock at a purchase price of $4.00 per share (the “Holdings Placement”). This purchase was completed on May 26, 2011 and generated net proceeds, after deducting placement agent commissions of $14.4 million. To facilitate the Holdings Placement, in May 2011, LSGC Holdings issued 15,000,000 LSGC Holdings Class C Interests and distributed 562,500 shares of common stock of the Company to Continental for $15.0 million.

On January 17, 2012, in connection with Continental’s purchase of 5,000 Series G Preferred Units from the Company for $5.0 million, LSGC Holdings agreed to certain amendments to the terms of the LSGC Holdings Class C Interests held by Continental, including to increase the interest rate on the LSGC Holdings Class C Interests and to distribute 682,500 additional shares of common stock of the Company to Continental (the “Class C Amendments”). In addition, pursuant to the terms of the agreement governing the Holdings Placement, LSGC Holdings was obligated to redeem the LSGC Holdings Class C Interests if the Company (i) incurred aggregate indebtedness that exceeded (a) the indebtedness permitted under the Wells Fargo ABL, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceeded 300% of its earnings before interest, taxes, depreciation and amortization for the preceding 12 months or (ii) issued outstanding preferred equity securities having an original principal amount of more than $80.0 million in the aggregate.

On January 17, 2012, in connection with the Class C Amendments, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap in the Class C Amendments. In exchange, LSGC Holdings agreed to return to the Company 3,750,000 shares of common stock less any shares of common stock that had been previously distributed to Continental (or 2,505,000 shares common stock) in the event the Company was required to settle the Repurchase Obligation. Pursuant to the LSGC Letter Agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three and nine months ended September 30, 2012, the Company recognized related party interest expense of $0 and $250,000, respectively.

The Repurchase Obligation was determined to be a financial instrument that may require the repurchase of common stock based on the contingent events described above. The Repurchase Obligation was recorded initially at fair value as a liability with an offset to additional paid-in capital. Subsequent changes in fair value of the Repurchase Obligation were also measured and recorded at the end of each period in the Company’s consolidated financial statements. The terms of the Repurchase Obligation required the Company to repurchase its common stock held by LSGC Holdings, an entity that is controlled by Pegasus Capital, for an amount that exceeded the fair value of the underlying common stock. The fair value of the Repurchase Obligation was considered a deemed dividend to the Company’s controlling stockholder. The deemed dividend was applicable only to the shares held by Pegasus Capital and its affiliates. The terms of the LSGC Letter Agreement and the related Repurchase Obligation resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling stockholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling stockholders representing the minority interest stockholders.

As of May 25, 2012, pursuant to the Exchange Agreement, the Company made the required indemnification payments and completed the repurchase of its common stock, fulfilling the Repurchase Obligation. On May 25, 2012, the fair value of the Repurchase Obligation was $12.5 million and was recorded as a deemed dividend with a corresponding offset to additional paid in capital. Prior to fulfillment of the Repurchase Obligation, the fair value of the Repurchase Obligation was based on the probability of required settlement of the contractual terms of the LSGC Holdings Class C Interest of LSGC Holdings less the fair value of the common stock of the Company that it would receive upon settlement. As of May 25, 2012, the fair value of the Repurchase Obligation was based on the actual settlement terms, less the fair value of the common stock received.

NOTE 10. STOCKHOLDERS’ EQUITY

On March 14, 2012, in settlement of director fees of $875,000 for the year ended December 31, 2012, the board of directors issued to each of its non-employee directors an option to receive either: (i) stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.19 per share, the closing price of the Company’s common stock on March 13, 2012, or (ii) an amount of restricted shares of the Company’s common stock equal to $100,000 as of March 13, 2012. Additionally, each member of the Company’s Audit Committee and Committee of Independent Directors were issued an option to receive either: (i) stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.19 per share, or (ii) an amount of restricted shares of the Company’s common stock having a value equal to $25,000 as of March 13, 2012. The stock options and restricted shares of common stock vest, for directors in office at such time, on the first day of each calendar quarter, commencing January 1, 2012, at the rate of 25% for each quarter. Any stock options issued to a director would expire, if unexercised, on March 13, 2022. Pursuant to the respective elections made by each director, on March 28, 2012, the Company issued a total of 630,254 shares of restricted common stock and stock options to purchase 125,000 shares of the Company’s common stock to its non-employee directors.

On May 25, 2012, in connection with the Series H and I Preferred Offering, six members of the board of directors resigned and five new directors were appointed. Upon the resignation of the board members, 220,594 unvested restricted shares were cancelled and returned to the Company. In settlement of the director fees of newly appointed directors, which totaled $347,000 for the period from May 25, 2012 through December 31, 2012, and pursuant to the respective elections made by each new director, the Company issued a total of 218,096 shares of restricted common stock and stock options to purchase 15,068 shares of common stock to these non-employee directors.

On September 25, 2012, in connection with the September 2012 Preferred Offering, one new director was appointed to the Board of Directors. Director fees for the newly appointed director totaled $27,000 for the period from September 25, 2012 through December 31, 2012, and the Company issued a total of 30,901 shares of restricted common stock in satisfaction thereof.

For the three and nine months ended September 30, 2012, the Company recorded expenses of $302,000 and $966,000, respectively, related to the restricted stock awards and $11,000 and $129,000, respectively, related to the stock options issued to the directors.

On April 28, 2011, James Haworth was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Haworth as part of his compensation package. On May 18, 2012, upon the resignation of Mr. Haworth, 736,111 unvested shares of restricted stock were cancelled and returned to the Company.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of common stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of common stock. The number of shares of common stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants to purchase shares of common stock issued pursuant to that certain Securities Purchase Agreement, dated March 9, 2007 (the “2007 Private Placement Warrants”) adjusted pursuant to the terms of such warrants from $1.60 to $1.18 per share of common stock. The number of shares of common stock into which the 2007 Private Placement Warrants were exercisable also adjusted, pursuant to the terms of such warrants, from 1,273,112 to 1,726,249 shares. In addition, as of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants issued in conjunction with the Company’s Series D Non-Convertible Preferred Stock (the “Series D Warrants”) adjusted pursuant to the terms of such warrants from a range of $5.90 to $5.92 per share of common stock to a range of $5.57 to $5.59 per share of common stock. The number of shares of common stock into which the Series D Warrants were exercisable also adjusted pursuant to the terms of such warrants from 1,171,044 to 1,240,798 shares.

As of September 30, 2012, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in March 2007 private placement	Private Placement A Warrants	354,441	$1.18	July 5, 2012 through November 5, 2012
Investors in rights offering	Series D Warrants	567,912	$5.57 to $ 5.59	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,123,715	$1.95	2014 through 2018
RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022
Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022
Cleantech Europe II (A) LP	Private Placement Series H	3,406,041	$0.72	September 25, 2022
Cleantech Europe II (B) LP	Private Placement Series H	593,959	$0.72	September 25, 2022
Portman Limited	Private Placement Series H	4,000,000	$0.72	September 25, 2022

		32,138,579

As of September 30, 2012, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot and the September 2012 Warrants. The September 2012 Warrants will become exercisable on October 9, 2015. As discussed above, 1,024,713 shares issuable pursuant to the THD Warrant vested during both the nine months ended September 30, 2012 and 2011, for total warrants vested of 2,049,486, when the product purchases for these periods satisfied the prescribed vesting conditions.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of September 30, 2012, the Company determined that 1,024,713 shares issuable pursuant to the THD Warrant vested based on purchases made by The Home Depot during the nine months ended September 30, 2012 and, accordingly, recorded a $(257,000) and $458,000 (increase) reduction in revenue for the three and nine months ended September 30, 2012, respectively. As of September 30, 2011, the Company determined that 1,024,713 shares issuable pursuant to the THD Warrant vested during the first half of 2011 based on purchases made and, accordingly, recorded a $2.5 million reduction in revenue for the nine months ended September 30, 2011.

NOTE 11: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and nine months ended September 30, 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. For the three and nine months ended September 30, 2011, the Company had a single class of common shares outstanding for financial reporting purposes only. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 9 for further discussion). In addition, net loss attributable to all common stockholders is decreased by deemed dividends for the beneficial conversion feature and the changes in the redemption value on the Series H and I Preferred Stock (See Note 8 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended September 30,
	2012		2011
	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss from operations	$(19,990,435)	$(4,005,071)	$(49,084,542)
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	(43,320,722)	(8,679,278)	—

Undistributed net loss	$(63,311,157)	$(12,684,349)	$(49,084,542)

Basic and diluted weighted average number of common shares outstanding	170,560,715	34,171,729	200,268,436

Basic and diluted net loss per common share	$(0.37)	$(0.37)	$(0.25)

	For the Nine Months Ended September 30,
	2012
	Controlling Stockholders	Noncontrolling Stockholders	2011
Basic and diluted net income per share:
Net loss from operations	$(77,840,649)	$(15,108,629)	$(72,626,900)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	12,488,175	(12,488,175)	—
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	(167,913,898)	(32,591,568)	—

Undistributed net loss	$(233,266,372)	$(60,188,372)	$(72,626,900)

Basic and diluted weighted average number of common shares outstanding	171,573,632	33,301,911	185,633,479

Basic and diluted net loss per common share:	$(1.36)	$(1.81)	$(0.39)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 111.1 million and 11.9 million common stock equivalents for the three months ended September 30, 2012 and 2011, respectively, and 53.0 million and 11.6 million common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 12: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 86.5% of the Company’s common stock as of September 30, 2012.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three and nine months ended September 30, 2012, the Company recognized interest expense of $0 and $250,000, respectively, due to the conversion of the Series G Preferred Stock into Series H and I Preferred Stock. For the three and nine months ended September 30, 2011, the Company recognized interest expense of $0 and $43,000 related to the advance from Holdings II on the key-man life insurance policy for the Company’s former Chief Executive Officer and Chairman of the Board, Zachary Gibler. In addition, during the three months ended September 30, 2012, and 2011, the Company recorded $0 and $125,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in general and administrative expenses. For the nine months ended September 30, 2012, the Company recorded $250,000 and $500,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in general and administrative expenses.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who is currently the Company’s Chief Executive Officer and Chief Operations Officer. During the three and nine months ended September 30, 2012, the Company recorded $50,000 and $70,000, respectively, of management fees pursuant to the Riverwood Support Services Agreement, included in general and administrative expenses. During the three months ended September 30, 2012, the Company incurred $337,000 of consulting fees for services provided by Riverwood, of which $190,000 were included in operations expenses and $147,000 were included in general and administrative expenses. During the nine months ended September 30, 2012, the Company incurred $578,000 of consulting fees for services provided by Riverwood, of which $28,000 were included in sales and marketing expenses, $252,000 were included in operations expenses and $298,000 were included in general and administrative expenses.

In connection with the September 2012 Preferred Offering, the Company entered into a Support Services Agreement (the “Zouk Support Services Agreement”) with Zouk, pursuant to which the Company agreed to pay Zouk $100,000 each calendar quarter beginning with the quarter ended September 30, 2012, in exchange for certain support services during such periods. The Zouk Support Services Agreement expires upon the earlier of: (i) September 25, 2022; (ii) such date that Zouk and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the September 2012 Preferred Offering, on an as-converted basis; (iii) such date that the Company and Zouk may mutually agree in writing; (iv) a Change of Control and (v) a QPO.

On September 25, 2012 and in connection with the September 2012 Preferred Offering each of Pegasus Capital, Riverwood Holdings, Portman and Zouk entered into a Fee Waiver Letter Agreement, pursuant to which the parties agreed to suspend payment of the fees payable in connection with their respective Support Services or other agreements between the Company and such parties until revoked by their unanimous written consent.

During the three months ended September 30, 2012 and 2011, the Company incurred consulting fees of $16,000 and $45,000, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital, which were included in sales and marketing expense. During the nine months ended September 30, 2012 and 2011, the Company incurred consulting fees of $118,000 and $204,000, respectively, for services provided by GYRO LLC, which were included in sales and marketing expense.

During the three months ended September 30, 2012 and 2011, the Company incurred consulting fees of $17,000 and $6,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in operations expense. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the nine months ended September 30, 2012 and 2011, the Company incurred consulting fees of $40,000 and $122,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in operations expense.

During the three months ended September 30, 2012 and 2011, the Company incurred consulting fees of $40,000 and $127,000, respectively, for public relations and corporate communications services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company, which were included in sales and marketing expense. During the nine months ended September 30, 2012 and 2011, the Company incurred consulting fees of $148,000 and $404,000, respectively, for services provided by MWW Group, which were included in sales and marketing expense.

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

NOTE 13. CONCENTRATIONS OF CREDIT RISK

For the three months ended September 30, 2012 and 2011, the Company had two customers whose revenue collectively represented 67% and 74% of total revenue, respectively. For the nine months ended September 30, 2012 and 2011, the Company had two customers whose revenue collectively represented 72% of total revenue for both periods.

As of September 30, 2012, the Company had one customer whose accounts receivable balance represented 64% of accounts receivables, net of allowances. As of December 31, 2011, the Company had two customers whose accounts receivable balances collectively represented 69% of accounts receivables, net of allowances.

NOTE 14. RESTRUCTURING EXPENSES

In May 2012, the Company began implementing a new restructuring plan designed to build upon the restructuring plan initiated in the third quarter of 2011, to further increase efficiencies across the organization and lower its overall cost structure. This restructuring plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico. The Company also replaced ten members of management in the United States, following the completion of the Series H and I Preferred Offering in May 2012.

On September 24, 2012, the Company’s Board of Directors committed to the Mexico Closing. The Company expects that the Mexico Closing will be substantially completed by July 2013 and will include the termination of employment of approximately 520 employees. As of September 30, 2012, the Company has accrued expenses and charges related to the Mexico Closing of $1.7 million in severance and $1.7 million in non-cash asset impairment. The restructuring charges are included in the line item restructuring expenses in the consolidated statements of operations and comprehensive loss.

In addition to the charges noted above, the Company expects to incur certain other charges throughout the Mexico Closing. While the total estimate of these costs is not yet final, the Company currently expects that they will total approximately $2.1 million with virtually all costs incurred or accrued in the last quarter of 2012 and the year ended December 31, 2013.

A summary of the restructuring and other costs recognized for the nine months ended September 30, 2012 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts expected to be incurred	$4,066,035	$1,082,000	$2,734,779	$7,882,814
Amounts incurred in:
2012	4,066,035	—	1,693,779	5,759,814

Remaining costs to be recognized	$—	$1,082,000	$1,041,000	$2,123,000

For the three and nine months ended September 30, 2012, the Company incurred $2.2 million and $4.1 million of costs as a result of severance and termination benefits.

As of September 30, 2012, the accrued liability associated with the restructuring charges consisted of the following:

	Severance Benefits	Excess Facilities	Total
Accrued liability as of December 31, 2011	$368,168	$174,839	$543,007
Charges	4,066,035	—	4,066,035
Payments	(1,579,311)	(174,839)	(1,754,150)

Accrued liability as of September 30, 2012	$2,854,892	$—	$2,854,892

The remaining accrual as of September 30, 2012 of $2.9 million is expected to be paid by December 31, 2013.

In September 2011, the Company began implementing a restructuring plan designed to increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was partially completed in September 2011 and was finalized in October 2011. For the three and nine months ended September 30, 2011, the Company incurred $435,000 of costs as a result of severance and termination benefits and a write-down of tooling, production and test equipment of $76,000. In addition, the restructuring plan included recording an inventory valuation allowance of $19.0 million and a provision for losses on purchase commitments of $8.5 million for the three and nine months ended September 30, 2011, which are included in cost of goods sold.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, “Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. In the ordinary course of business, the Company is routinely a defendant in or party to various pending and threatened legal claims and proceedings. The Company believes that any liability resulting from these various claims will not have a material adverse effect on its results of operations or financial condition; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and others in the Circuit Court of the 17th Judicial District in Broward County, Florida. The action, styled Geveran Invs. Ltd. v. Lighting Science Group Corp., et al, Cause No. 12-17738(07), names as defendants the Company, J.P. Morgan Securities, L.L.C. (“J.P. Morgan”), Pegasus Capital and a number of related entities, and certain individuals affiliated with the Company, J.P. Morgan and Pegasus Capital. The complaint asserts claims against the defendants for common law negligent misrepresentation and violation of Florida securities laws. Geveran seeks unspecified damages, rescission of its $25.0 million investment in the Company, as well as recovery of costs and attorneys’ fees. The Company denies liability in connection with this matter and intends to vigorously defend this case.

On August 3, 2012, the Company and its co-defendants filed a motion to transfer this lawsuit from Broward to Brevard County, Florida, and on October 30, 2012, the court entered an order transferring the lawsuit but directed that it be transferred to the 9th Judicial District in Orange County, Florida. The defendants are appealing this decision to the extent that it transfers the case to Orange County in lieu of Brevard County.

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover the Company’s legal fees and costs in this matter; however, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company also expects to pay the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for certain of the Company’s offerings. Such payments are not expected to be covered by the Company’s insurance policies. The engagement letter executed with J.P. Morgan provides that the Company will indemnify the J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

Because the case is at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss, if any, cannot be reasonably estimated.

NOTE 16. SUBSEQUENT EVENTS

On October 11, 2012, the Promissory Notes of $20.9 million and $3.6 million from Cleantech A and Cleantech B, respectively, were paid in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2012 and that certain Amendment No. 2 on Form 10-K/A filed with the SEC on May 2, 2012 (as amended, the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced substantial sales growth during the three and nine months ended September 30, 2012 as a result of the expansion of relationships with several key customers and our launch of multiple new products within each of our product families during 2011 and the first three quarters of 2012. Retrofit lamp sales, in particular, have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has become more widespread, though we believe the LED lighting market still remains in its early stages.

Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses. We operate in a dynamic market with rapid changes in technology that lead to short product life-cycles. This continuous cycle of product improvement causes certain of our components and products to be purchased in excess of demand or to become obsolete and we may incur additional expenses in the future as we optimize our supply chain and product life-cycle planning.

Following the completion of our offering of shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and Series I Convertible Preferred Stock (the “Series I Preferred Stock”) to RW LSG Holdings LLC (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings, LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital” and collectively “Riverwood”), and certain other purchasers (the “Series H and I Preferred Offering”), on May 25, 2012, we began implementing a new restructuring plan that is designed to build upon the restructuring plan initiated in the third quarter of 2011, and to further increase efficiencies across our organization and lower our overall cost structure. These steps have included a significant shift of production to our contract manufacturer in Mexico, a corresponding reduction in full time headcount at our manufacturing facility in Mexico and the replacement of ten members of management in the United States. For the three and nine months ended September 30, 2012, we incurred $2.2 million and $4.1 million of costs as a result of severance and termination benefits, respectively. In addition, we incurred $1.7 million in non-cash asset impairment charges for the three and nine months ended September 30, 2012 related to certain manufacturing equipment at our manufacturing facility in Mexico.

The following table sets forth our revenue, cost of goods sold and gross (deficit) margin for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue (net of noncash sales incentive adjustments for THD Warrant of $(257,000) for the three months ended September 30, 2012 and $458,000 and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively)	$32,056,779	$27,350,283	$101,069,211	$72,010,313
Cost of goods sold	32,532,210	$52,476,625	117,889,925	97,279,765

Gross (deficit) margin	$(475,431)	$(25,126,342)	$(16,820,714)	$(25,269,452)

GAAP gross (deficit) margin percentage	-1.5%	-91.9%	-16.6%	-35.1%

While our revenue increased substantially, for the three and nine months ended September 30, 2012, our gross margin was adversely impacted by inventory valuation allowances of $3.1 million and $15.4 million and provisions for expected losses on non-cancelable purchase commitments of $785,000 and $3.4 million, respectively. In addition, our gross margin was impacted by $1.0 million in price adjustments for the nine months ended September 30, 2012. We considered a number of factors in estimating the required inventory provisions, including (i) the shift in focus of the business to the next generation of our products, which utilize lower cost technologies, (ii) our strategic focus on core products to meet the demands of key customers and (iii) the change-in expected demand for our current generation of products, which are approaching the end of their lifecycle due to the introduction of our next generation of products.

Our gross margin for the three and nine months ended September 30, 2011 was adversely impacted by an inventory valuation allowance of $19.0 million and $20.5 million, respectively, and a provision for expected losses on purchase commitments of $8.5 million for the three and nine months ended September 30, 2011. These provisions were the result of a shift in our business strategy following changes in our management team and the implementation of the restructuring plan that commenced during the third quarter of 2011.

Our gross margin was also impacted during the three and nine months ended September 30, 2012 and 2011 by a non-cash sales incentive related to the warrant (the “THD Warrant”) we issued to The Home Depot, Inc. (“The Home Depot”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we previously entered into with The Home Depot in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,123,715 shares of our common stock at an exercise price of $1.95 per share. Our revenue was net of a non-cash benefit of $257,000 for the three months ended September 30, 2012 and a non-cash charge of $458,000 and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that vested in 2012 and 2011. Excluding the impact of this non-cash sales incentive for the three and nine months ended September 30, 2012, our revenue would be $31.8 million and $101.5 million, respectively, as compared to the $32.1 million and $101.1 million, respectively, reported for these periods. Excluding the impact of this non-cash sales incentive for the nine months ended September 30, 2011, our revenue would be $74.5 million as compared to the $72.0 million that was reported for this period.

Excluding the impact of the inventory valuation allowance and the provision for losses on non-cancelable purchase commitments, our cost of goods sold would be $28.7 million (or a gross margin of 9.8%) and $99.0 million (or a gross margin of 2.5%) for the three and nine months ended September 30, 2012, respectively, compared to $25.0 million (or a gross margin of 8.8%) and $68.2 million (or a gross margin of 8.4%) for the three and nine months ended September 30, 2011, respectively. Our gross margins were also negatively impacted by product mix and certain manufacturing costs not fully leveraged by our production volumes. In accordance with our critical accounting policy for inventory, we evaluated the need to record an allowance for excess and obsolete inventory and any adjustments to record inventory at lower of cost or market. Except for the inventory valuation allowance and provision for expected losses on non-cancelable purchase commitments discussed above, we determined that no further write-downs to inventory were required as of September 30, 2012.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our business. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers, which is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation, restructuring expenses, impairment of goodwill and other long lived assets, the write-off of deferred offering costs and depreciation and amortization, total operating expenses decreased by 18.5% for the three months ended September 30, 2012 while revenue increased 16.3%, excluding the $257,000 non-cash sales incentive benefit, compared to the three months ended September 30, 2011. Excluding non-cash expenses for stock based compensation, restructuring expenses, impairment of goodwill and other long lived assets, the write-off of deferred offering costs and depreciation and amortization, total operating expenses increased by 6.9% for the nine months ended September 30, 2012 while revenue increased 36.3%, excluding the $458,000 non-cash sales incentive, compared to the nine months ended September 30, 2011. Total operating expenses represented 77.6% and 64.4% of adjusted revenue for the three and nine months ended September 30, 2012, respectively, as compared to 86.1% and 71.8% of adjusted revenue for the three and nine months ended September 30, 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$32,056,779	$27,350,283	$101,069,211	$72,010,313
Add back:
Non-cash sales incentives for THD Warrant	(257,422)	—	458,162	2,480,900

Adjusted revenue	31,799,357	27,350,283	101,527,373	74,491,213

Cost of goods sold	32,532,210	52,476,625	117,889,925	97,279,765
Deduct:
Provisions for inventory valuation and losses on purchase commitments	3,861,550	27,526,174	18,876,012	29,037,719

Adjusted cost of goods sold	28,670,660	24,950,451	99,013,913	68,242,046

Adjusted gross margin	$3,128,697	$2,399,832	$2,513,460	$6,249,167

Non-GAAP adjusted gross margin percentage	9.8%	8.8%	2.5%	8.4%

Total operating expenses	24,671,849	23,555,020	65,373,009	53,521,874
Less:
Write-off of deferred offering costs	(1,600,000)	(1,269,318)	(1,600,000)	(1,269,318)
Issuance of restricted stock for directors compensation	(323,326)	—	(956,916)	(945,001)
Non-cash stock option and restricted stock compensation expense	(2,609,953)	(870,722)	(4,603,988)	(2,198,821)
Restructuring expenses	(3,908,562)	(511,405)	(5,759,814)	(511,405)
Impairment of goodwill and other long-lived assets	(379,537)	(2,878,817)	(379,537)	(2,878,817)
Depreciation and amortization	(2,245,665)	(1,336,114)	(6,564,516)	(3,161,551)

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$13,604,806	$16,688,644	$45,508,238	$42,556,961

GAAP operating expenses as a percentage of adjusted revenue	77.6%	86.1%	64.4%	71.8%
Non-GAAP operating expenses as a percentage of adjusted revenue	42.8%	61.0%	44.8%	57.1%

Our performance for the three and nine months ended September 30, 2012 reflects the effects of our strategic plan upon which we continue to execute. This plan includes initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we meet growing demand for our products and (iv) increasing brand awareness and product promotion.

One aspect of our strategic plan includes developing and bringing to market innovative products and technologies. We launched approximately 105 new products during 2011 and plan on introducing our next generation of products, which includes an additional 82 new products, during 2012 and the early part of 2013. We have continued to increase our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting such as in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing increasingly higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

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

The third aspect of our strategic plan includes expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that have negatively impacted our gross margin performance. Our non-GAAP adjusted gross margin percentage was 9.8% and 2.5% for the three and nine months ended September 30, 2012 as compared to an adjusted gross margin percentage of 8.8% and 8.4% for the three and nine months ended September 30, 2011. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through the shift of production to our lower cost manufacturing partner in Mexico, increased sourcing from suppliers closer to our production sites and the continued implementation of our Enterprise Resource Planning (“ERP”) system functionality. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

The fourth element of our strategic plan is to increase brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotion by our key customers.

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

•

Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, it has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product costs continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

•

Governmental legislation and external subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity. While this trend is generally positive, regulation and legislation is affected by changes in political priorities that may modify or limit their effectiveness.

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

Recent Events

On October 11, 2012, we received payment in full on the Promissory Notes (defined below) of $20.9 million and $3.6 million from Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B”), respectively.

In October 2012, one of our key customers notified us that they planned to purchase the next generation of lamps from a new source, beginning in January 2013. For the nine months ended September 30, 2012, this customer’s revenue represented 22% of total revenue for the period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2011. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 as set forth herein.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue (net of non-cash sales incentives of $(257,000) for 2012)	$32,056,779	$27,350,283	4,706,496	17.2%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowances of $3.1 million and $19.0 million and provisions for losses on purchase commitments of $785,000 and $8.5 million for the three months ended September 30,2012 and 2011, respectively)	32,532,210	52,476,625	(19,944,415)	-38.0%	101.5%	191.9%
Sales and marketing	4,122,880	5,208,758	(1,085,878)	-20.8%	12.9%	19.0%
Operations	4,285,810	3,988,553	297,257	7.5%	13.4%	14.6%
Research and development	2,485,983	2,950,339	(464,356)	-15.7%	7.8%	10.8%
General and administrative	7,243,412	5,411,716	1,831,696	33.8%	22.6%	19.8%
Write-off of deferred offering costs	—	1,269,318	(1,269,318)	*	0.0%	4.6%
Restructuring expenses	3,908,562	511,405	3,397,157	*	12.2%	1.9%
Impairment of goodwill and other long-lived assets	379,537	2,878,817	(2,499,280)	*	1.2%	10.5%
Depreciation and amortization	2,245,665	1,336,114	909,551	68.1%	7.0%	4.9%
Interest income	789	591	198	*	0.0%	0.0%
Interest expense, including related party	(1,181,890)	(284,879)	(897,011)	314.9%	-3.7%	-1.0%
Decrease in fair value of liabilities under derivative contracts	2,352,026	—	2,352,026	*	7.3%	0.0%
Other expense, net	(19,151)	(118,892)	99,741	*	-0.1%	-0.4%

Net loss	$(23,995,506)	$(49,084,542)	25,089,036	-51.1%	-74.9%	-179.5%

*	Variance is not meaningful.

Revenue

Revenue increased $4.7 million, or 17.2%, to $32.1 million for the three months ended September 30, 2012 from $27.4 million for the three months ended September 30, 2011. The increase in revenue was primarily due to increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2011 and the nine months ended September 30, 2012, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue for the three months ended September 30, 2012 was also partially due to a $257,000 non-cash benefit of caused by the adjustment to the fair value of the portion of the THD Warrant that vested in 2012. Excluding the impact of this non-cash benefit, our revenue was $31.8 million for the three months ended September 30, 2012.

Cost of Goods Sold

Cost of goods sold decreased $19.9 million, or 38.0%, to $32.5 million for the three months ended September 30, 2012 from $52.5 million for the three months ended September 30, 2011. The decrease in cost of goods sold was primarily due to a $15.9 million decrease in the inventory valuation allowance and a $7.8 million decrease in the provision for expected losses on non-cancelable purchase commitments for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. These decreases were partially offset by an increase in costs due to the corresponding increase in sales during the three months ended September 30, 2012. Excluding the impact of the additional provisions, our cost of goods sold was $28.7 million for the three months ended September 30, 2012, an increase of $3.7 million, or 14.9%, as compared to $24.9 million for the three months ended September 30, 2011,

Cost of goods sold as a percentage of revenue decreased for the three months ended September 30, 2012 to 101.5% (or a negative gross margin of 1.5%) as compared to 191.9% (or a negative gross margin of 91.9%) for the three months ended September 30, 2011. Our gross margin for the three months ended September 30, 2012 was also impacted by the non-cash benefit related to the THD Warrant that increased our revenue by $257,000. Excluding the impact of this non-cash benefit, the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments discussed above, our non-GAAP gross margin was 9.8% for the three months ended September 30, 2012 as compared to a non-GAAP gross margin of 8.8% for the three months ended September 30, 2011. See our reconciliation of non-GAAP measurements on page 29.

The decrease in cost of goods sold as a percentage of revenue was primarily due to the $15.9 million decrease in the inventory valuation allowance and the $7.8 million decrease in the provision for expected losses on non-cancelable purchase commitments for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. In addition, gross margin was impacted by the mix of products sold during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Sales and Marketing

Sales and marketing expenses decreased $1.1 million, or 20.8%, to $4.1 million for the three months ended September 30, 2012 from $5.2 million for the three months ended September 30, 2011, and decreased as a percentage of revenue to 12.9% for the three months ended September 30, 2012 from 19.0% for the three months ended September 30, 2011. The decrease in sales and marketing expenses was primarily due to an $880,000 decrease in advertising and promotion costs related to specific promotion and brand awareness campaigns conducted in 2011 with one of our largest customers.

Operations

Operations expenses increased $297,000, or 7.5%, to $4.3 million for the three months ended September 30, 2012 from $4.0 million for the three months ended September 30, 2011, but decreased as a percentage of revenue to 13.4% for the three months ended September 30, 2012 from 14.6% for the three months ended September 30, 2011. The increase in operations expense was primarily due to $360,000 of expenditures for consulting expenses related to efforts to improve our supply chain management.

Research and Development

Research and development expenses decreased $464,000, or 15.7%, to $2.5 million for the three months ended September 30, 2012 from $3.0 million for the three months ended September 30, 2011, and decreased as a percentage of revenue to 7.8% for the three months ended September 30, 2012 from 10.8% for the three months ended September 30, 2011. The decrease in research and development expenses was primarily due to a $366,000 decrease in prototyping, materials and supplies and samples expenses resulting from our implementation of cost reduction measures. In addition, patent related costs decreased $85,000 as we began capitalizing legal fees incurred for pending patents.

General and Administrative

General and administrative expenses increased $1.8 million, or 33.8%, to $7.2 million for the three months ended September 30, 2012 from $5.4 million for the three months ended September 30, 2011, and increased as a percentage of revenue to 22.6% for the three months ended September 30, 2012 from 19.8% for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily due to of the $1.1 million increase in legal fees primarily related to pending litigation, a $630,000 increase in personnel related costs and a $482,000 increase in consulting fees as we expanded our infrastructure to support our continued growth.

Write-off of Deferred Offering Costs

We previously capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering. With the extended postponement of the proposed offering in 2011, we expensed these capitalized costs to the statement of operations for the three months ended September 30, 2011.

Restructuring Expenses

For the three months ended September 30, 2012, we incurred restructuring expenses of $3.9 million, which consisted of $2.2 million in severance and termination benefits related to announced additional headcount reductions in Mexico, primarily related to the planned transition of production work to our contract manufacturer, Jabil Circuit, Inc., and $1.7 million for the write down of leasehold improvements, tooling, production and test equipment in our Mexico plant. For the three months ended September 30, 2011, we incurred restructuring expenses of $511,000, which consisted of $435,000 of severance and termination benefits related to head count reductions in the United States and $76,000 for the write down of tooling, production and test equipment.

Impairment of Goodwill and Other Long-lived Assets

As of September 30, 2012, we performed our annual impairment analysis to determine whether our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to Lighting Science Group, B.V. (“LSGBV”), our subsidiary in the Netherlands, we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the three months ended September 30, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

As of September 30, 2011, we performed our annual impairment analysis to determine whether goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors and cash flow projections, among other factors. These impairments resulted in a write-down of the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded for the three months ended September 30, 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

Depreciation and Amortization

Depreciation and amortization expense increased $910,000, or 68.1%, to $2.2 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of equipment and machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $140,000 decrease in amortization expense due primarily to the impairment of certain intangible assets recorded during 2011.

Interest Income

Interest income was less than $1,000 for the both the three months ended September 30, 2012 and the three months ended September 30, 2011. For each of these periods, interest income was primarily due to interest earned on our interest bearing bank account in Australia.

Interest Expense

Interest expense increased $897,000, or 314.9%, to $1.2 million for the three months ended September 30, 2012 from $285,000 for the three months ended September 30, 2011. The increase in interest expense was primarily due to a $25.0 million increase in the borrowing capacity on our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo”) and a corresponding increase in our borrowings under the Wells Fargo ABL. This increased borrowing capacity was facilitated by the issuance of the $25.0 million standby letter of credit (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by Ares Capital Corporation (“Ares Capital”) on our behalf. Interest expense for the three months ended September 30, 2012 consisted primarily of $687,000 of interest expense related to the Ares Letter of Credit Facility, $491,000 of interest expense and fees related to the Wells Fargo ABL, and $3,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the three months ended September 30, 2011, consisted primarily of $271,000 of interest expense and fees related to the Wells Fargo ABL and $15,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, we consummated the Series H and I Preferred Offering and issued the Riverwood Warrant (each defined below). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants decreased by $2.4 million for the three months ended September 30, 2012, primarily due to a decrease in the price of our common stock during this period. During the three months ended September 30, 2011, there were no liabilities under derivative contracts.

Other Expense, Net

Other expense, net decreased $100,000 for the three months ended September 30, 2012 to net expense of $19,000 from net expense of $119,000 for the three months ended September 30, 2011. Other expense for the three months ended September 30, 2012 consisted primarily of $39,000 in miscellaneous expense, $23,000 in late payment fees and a $19,000 foreign exchange loss. Other income for the three months ended September 30, 2011 consisted primarily of $161,000 of losses on the disposal of assets, which were partially offset by miscellaneous other income.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue (net of non-cash sales incentives of $458,000 and $2.5 million for 2012 and 2011, respectively)	$101,069,211	$72,010,313	29,058,898	40.4%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowance of $15.4 million and $20.5 million and provision for losses on purchase commitments of $3.4 million and $8.5 million for the nine months ended September 30, 2012 and 2011, respectively)	117,889,925	97,279,765	20,610,160	21.2%	116.6%	135.1%
Sales and marketing	14,163,648	12,876,141	1,287,507	10.0%	14.0%	17.9%
Operations	12,748,969	10,360,159	2,388,810	23.1%	12.6%	14.4%
Research and development	7,371,527	7,993,920	(622,393)	-7.8%	7.3%	11.1%
General and administrative	18,384,998	14,470,563	3,914,435	27.1%	18.2%	20.1%
Write-off of deferred offering costs	—	1,269,318	(1,269,318)	*	0.0%	1.8%
Restructuring expense	5,759,814	511,405	5,248,409	*	5.7%	0.7%
Impairment of goodwill and other long-lived assets	379,537	2,878,817	(2,499,280)	*	0.4%	4.0%
Depreciation and amortization	6,564,516	3,161,551	3,402,965	107.6%	6.5%	4.4%
Interest income	5,112	152,977	(147,865)	*	0.0%	0.2%
Interest expense, including related party	(4,008,854)	(682,083)	(3,326,771)	487.7%	-4.0%	-0.9%
Decrease in fair value of liabilities under derivative contracts	2,713,876	—	2,713,876	*	2.7%	0.0%
Dividends on preferred stock	(1,799,392)	—	(1,799,392)	*	-1.8%	0.0%
Accretion of preferred stock	(7,523,459)	—	(7,523,459)	*	-7.4%	0.0%
Other (expense) income, net	(142,838)	6,693,532	(6,836,370)	*	-0.1%	9.3%

Net loss	$(92,949,278)	$(72,626,900)	(20,322,378)	28.0%	-92.0%	-100.9%

*	Variance is not meaningful.

Revenue

Revenue increased $29.1 million, or 40.4%, to $101.1 million for the nine months ended September 30, 2012 from $72.0 million for the nine months ended September 30, 2011. The increase in revenue was primarily due to increased sales of LED retrofit lamps and luminaires that were introduced during the year ended December 31, 2011 and the nine months ended September 30, 2012, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. Revenue was negatively impacted by $1.0 million in price adjustments for the nine months ended September 30, 2012. Revenue was also reduced by a non-cash charge of $458,000 and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that vested in each respective period. Excluding the impact of these non-cash charges, our revenue was $101.5 million and $74.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold increased $20.6 million, or 21.2%, to $117.9 million for the nine months ended September 30, 2012 from $97.3 million for the nine months ended September 30, 2011. The increase in cost of goods sold was primarily due to increased sales, as well as a $5.1 million decrease in the inventory valuation allowance and a $5.1 million decrease in the provision for expected losses on non-cancelable purchase commitments. Excluding the impact of the additional provisions, our cost of goods sold was $99.0 million for the nine months ended September 30, 2012, an increase of $30.8 million, or 45.1%, as compared to $68.2 million for the nine months ended September 30, 2011.

Cost of goods sold as a percentage of revenue decreased for the nine months ended September 30, 2012 to 116.6% (or negative gross margin of 16.6%) as compared to 135.1% (or a negative gross margin of 35.1%) for the nine months ended September 30, 2011. Our gross margin for the nine months ended September 30, 2012 and 2011 was negatively impacted by a non-cash charge related to the THD Warrant that reduced our revenue by $458,000 and $2.5 million, respectively. Excluding the impact of this non-cash charge, the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments discussed above, our non-GAAP gross margin was 2.5% for the nine months ended September 30, 2012 as compared to a non-GAAP gross margin of 8.4% for the nine months ended September 30, 2011. See our reconciliation of non-GAAP measurements on page 29.

The decrease in cost of goods sold as a percentage of revenue was primarily due to the $5.4 million decrease in the inventory valuation allowance and the $5.1 million decrease in the provision for expected losses on non-cancelable purchase commitments for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In addition, gross margin was impacted by $1.0 million in price adjustments, as well as the mix of products sold during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Sales and Marketing

Sales and marketing expenses increased $1.3 million, or 10.0%, to $14.2 million for the nine months ended September 30, 2012 from $12.9 million for the nine months ended September 30, 2011, but decreased as a percentage of revenue to 14.0% for the nine months ended September 30, 2012 from 17.9% for the nine months ended September 30, 2011. The increase in sales and marketing expenses was primarily due to a $1.6 million increase in outbound freight not billed to customers and a $782,000 increase in commissions for agents in conjunction with the increase in our revenue. These increases were partially offset by an $811,000 decrease in payments to third party consultants.

Operations

Operations expenses increased $2.4 million, or 23.1%, to $12.7 million for the nine months ended September 30, 2012 from $10.4 million for the nine months ended September 30, 2011, but decreased as a percentage of revenue to 12.6% for the nine months ended September 30, 2012 from 14.4% for the nine months ended September 30, 2011. The increase in operations expense was primarily due to $1.2 million in expenditures related to the addition of a distribution facility in Texas in July 2011 and a $1.2 million increase in expenses related to the expansion of our operations in Mexico during 2011.

Research and Development

Research and development expenses decreased $622,000, or 7.8%, to $7.4 million for the nine months ended September 30, 2012 from $8.0 million for the nine months ended September 30, 2011, and decreased as a percentage of revenue to 7.3% for the nine months ended September 30, 2012 from 11.1% for the nine months ended September 30, 2011. The decrease in research and development expenses was primarily due to a $567,000 decrease in prototyping, non-recurring engineering and materials and supplies costs resulting from our implementation of cost reduction measures.

General and Administrative

General and administrative expenses increased $3.9 million, or 27.1%, to $18.4 million for the nine months ended September 30, 2012 from $14.5 million for the nine months ended September 30, 2011, but decreased as a percentage of revenue to 18.2% for the nine months ended September 30, 2012 from 20.1% for the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily due to a $2.6 million increase in personnel related costs including recruiting fees and stock based compensation expenses, a $2.1 million increase in consulting fees as we expanded our infrastructure to support our continued growth and a $1.1 million increase in professional fees, partially offset by a $2.0 million decrease in bad debt expense as we have improved our collection processes.

Write-off of Deferred Offering Costs

We previously capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering. With the extended postponement of the proposed offering in 2011, we expensed these capitalized costs to the statement of operations for the nine months ended September 30, 2011.

Restructuring Expenses

For the nine months ended September 30, 2012, we incurred restructuring expenses of $5.8 million, which consisted of $4.1 million in severance and termination benefits related to significant headcount reductions in Mexico in May 2012 and announced additional headcount reductions in Mexico in September 2012, primarily related to the planned transition of production work to our contract manufacturer in Mexico and the replacement of ten members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering. In addition, we recorded a $1.7 million expense for the write down of leasehold improvements, tooling, production and test equipment in our Mexico plant. For the nine months ended September 30, 2011, we incurred $511,000 of restructuring expenses, which consisted of $435,000 of severance and termination benefits related to head count reductions in the United States and $76,000 for the write down of tooling, production and test equipment.

Impairment of Goodwill and Other Long-lived Assets

As of September 30, 2012, we performed our annual impairment analysis to determine whether any of our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to LSGBV, we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the nine months ended September 30, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

As of September 30, 2011, we performed our annual impairment analysis to determine whether the goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors, cash flow projections and other factors we believed relevant. These impairments resulted in a write-down of the goodwill and other intangible assets. The following table summarizes the total impairment charge recorded for the nine months ended September 30, 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335

Total impairment charge	$2,878,817

Depreciation and Amortization

Depreciation and amortization expense increased $3.4 million, or 107.6%, to $6.6 million for the nine months ended September 30, 2012 from $3.2 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of equipment and machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $413,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2011.

Interest Income

Interest income decreased $148,000 to $5,000 for the nine months ended September 30, 2012 from $153,000 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, interest income was primarily due to interest earned on our interest bearing bank account in Australia. For the nine months ended September 30, 2011, interest income was primarily due to interest earned on the key-man life insurance policy of Mr. Zachary Gibler, the Company’s former Chief Executive Officer and Chairman of the Board.

Interest Expense

Interest expense increased $3.3 million, or 487.7%, to $4.0 million for the nine months ended September 30, 2012 from $682,000 for the nine months ended September 30, 2011. The increase in interest expense was primarily due to a $25.0 million increase in the borrowing capacity on the Wells Fargo ABL due to the addition of the Ares Letter of Credit Facility and a corresponding increase in our borrowings under the Wells Fargo ABL. Interest expense for the nine months ended September 30, 2012 consisted primarily of $2.0 million of interest related to the Ares Letter of Credit Facility, $1.4 million of interest expense and fees related to the Wells Fargo ABL, $316,000 of prepaid financing fees related to our preferred units (the “Series G Preferred Units”), $250,000 of prepaid financing fees paid to Pegasus Partners IV, L.P. (“Pegasus IV”) related to the Series G Preferred Units and $11,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the nine months ended September 30, 2011, consisted primarily of $579,000 of interest expense and fees related to the Wells Fargo ABL, $43,000 of interest expense on the advance on Mr. Gibler’s key-man life insurance policy from Holdings II and $43,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

During the nine months ended September 30, 2012, we consummated the Series H and I Preferred Offering and issued the Riverwood Warrant. The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants decreased by $2.7 million for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through September 30, 2012, primarily due to a decrease in the price of our common stock during this period. During the nine months ended September 30, 2011, there were no liabilities under derivative contracts.

Dividends on Preferred Stock

Dividends on preferred stock of $1.8 million for the nine months ended September 30, 2012 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011 and converted into Series H Preferred Stock and Series I Preferred Stock pursuant to the Rollover Offering on May 25, 2012. No shares of preferred stock were outstanding during the nine months ended September 30, 2011.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $7.5 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the nine months ended September 30, 2012, due to the conversion of the Series G Preferred Stock into Series H Preferred Stock and I Preferred Stock. No shares of preferred stock were outstanding during the nine months ended September 30, 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased $6.8 million for the nine months ended September 30, 2012 to net expense of $143,000 from net income of $6.7 million for the nine months ended September 30, 2011. Other expense for the nine months ended September 30, 2012 consisted primarily of $94,000 in late payment fees, a $33,000 foreign exchange loss and $16,000 in miscellaneous expense. Other income for the nine months ended September 30, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key-man life insurance policy, partially offset by $335,000 in loss on disposal of assets.

Liquidity and Capital Resources

We have experienced significant net losses as well as negative cash flows from operations. Our cash outflows primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs, and our purchases of production equipment and other capital investments such as our ERP system. Our primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus IV, LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”). However, as detailed below, our most recent source of liquidity was provided primarily by parties other than Pegasus Capital and its affiliates.

As of September 30, 2012, we had cash and cash equivalents of $20.5 million and an additional $5.0 million of cash subject to restriction pursuant to the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for our benefit (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million of Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing on the Wells Fargo ABL. As of September 30, 2012, we had $13.7 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $36.3 million.

LSGBV has an asset-based lending facility with IFN Finance that provides us with borrowing capacity of up to 75% of LSGBV’s trade receivable invoices, up to a maximum of €500,000, or $643,000. As of September 30, 2012, we had no outstanding borrowings under the IFN Finance line of credit.

On September 25, 2012, we entered into a separate preferred stock subscription agreement (together, the “September 2012 Subscription Agreements”) with each of (i) Portman Limited (“Portman”) and (ii) Cleantech A and Cleantech B (and together with Cleantech A, “Zouk”), pursuant to which we issued an aggregate of 49,000 shares of Series H Preferred Stock (the “Offered Shares”) at a price of $1,000 per Preferred Share (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, we issued warrants (the “September 2012 Warrants”) to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000; 3,406,041; and 593,959 shares of common stock, respectively.

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, we entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus, pursuant to which we are obligated to buy from Pegasus IV or its affiliates and Pegasus and its affiliates are obligated to sell to us, shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any shares of common stock purchased pursuant to the September 2012 Commitment Agreement would be equal to the consideration paid to us pursuant to the exercise of the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration we would provide to Pegasus IV in exchange for the Pegasus delivery of number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares of common stock underlying the September 2012 Warrants.

In connection with the September 2012 Preferred Offering and to accommodate their necessary capital calls, Cleantech A and Cleantech B each issued us a promissory note as consideration for their purchase of Offered Shares and September 2012 Warrants (the “Promissory Notes”). The face value of the Promissory Notes issued by Cleantech A and Cleantech B were equal to $20.9 million and $3.6 million, respectively. The Promissory Notes bore interest at zero percent (0%) per annum and were payable upon the earlier of: (i) two business days following receipt by Cleantech A or Cleantech B, as applicable, of the funds obtained from their respective calls for capital previously committed to them by their investors and (ii) October 17, 2012. On October 11, 2012, the Promissory Notes were paid in full.

On May 25, 2012, we entered into a preferred stock subscription agreement with Riverwood Holdings and certain other purchasers pursuant to which we issued 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 per share, for gross proceeds of $67.1 million. The consummation of this preferred offering constituted a subsequent transaction (as defined in the certificate of designation governing the Series G Preferred Stock) and resulted in the holders of our then outstanding shares of Series G Preferred Stock electing to convert all 52,358 shares of Series G Preferred Stock into 50,001 shares of Series I Preferred Stock and 4,346 shares of Series H Preferred Stock. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to us in connection with the Series H and I Preferred Offering, we issued a warrant to Riverwood Management (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock.

From January 1, 2012 through May 18, 2012, we issued an aggregate of 18,250 of the Series G Preferred Units (each Series G Units consisting of one shares of Series G Preferred Stock and 83 shares of common stock) for total proceeds of $18.3 million. Of these issuances, (a) 6,000 of the Series G Preferred Units were issued to PCA Holdings for total proceeds of $6.0 million; (b) 2,000 of the Series G Preferred Units were issued to Holdings II for total proceeds of $2.0 million; (c) 5,000 of the Series G Preferred Units were issued to Leon Wagner, a member of the board of directors, for total proceeds of $5.0 million; (d) 250 of the Series G Preferred Units were issued to accredited investors for total proceeds of $250,000; and (e) the remaining 5,000 of our Series G Preferred Units were issued to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings, our largest stockholder and an affiliate of Pegasus Capital, agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. LSGC Holdings was obligated to redeem the preferred membership interests from Continental if we (i) incurred aggregate indebtedness that exceeded (a) the indebtedness permitted under the Wells Fargo ABL, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceeded 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issued outstanding preferred equity securities having an original principal amount of more than $80.0 million in the aggregate.

On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings (the “LSGC Letter Agreement”) pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap. The terms of the LSGC Letter Agreement and the related obligation to repurchase the shares of common stock previously purchased by Holdings II (the “Repurchase Obligation”), resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling stockholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling stockholders representing the minority interest stockholders. Upon the fulfillment of the Repurchase Obligation, LSGC Holdings was required to surrender 3,750,000 shares of common stock to us, less any shares of common stock remained distributed by LSGC Holdings to Continental. Prior to the consummation of the Series H and I Preferred Offering on May 25, 2012, 2,505,000 shares of common stock were available for surrender to us.

Following consummation of the Series H and I Preferred Offering, the amount of outstanding preferred equity securities exceeded $80.0 million in the aggregate and LSGC Holdings was required to redeem the preferred membership interests in LSGC Holdings held by Continental and we were required to make indemnification payments in accordance with the LSGC Letter Agreement. Pursuant to the LSGC Letter Agreement, we made a $16.2 million indemnification payment directly to Continental, which amount represented the cost to redeem the preferred membership interest. The payment consisted of: (i) a cash payment of $10.2 million and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock at $1,000 per share. Continental also surrendered the preferred membership interests in LSGC Holdings and LSGC Holdings surrendered a total of 2,505,000 shares of common stock to us, to be held in treasury stock, at cost of $3.8 million, based on $1.50 per share, the closing market price of our common stock on May 25, 2012.

We believe we will have sufficient capital to fund our operations for the next 12 months based on our current business plan and the assumptions set forth therein. We could exhaust our available capital resources sooner than we currently expect, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to us.

We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable on terms that are acceptable to us to meet our needs. In April 2012, Pegasus Capital and Pegasus IV committed to support us through April 16, 2013, with up to $35.0 million (with such amount reduced by amounts funded by other parties at any time over the next 12 months that are not repayable by us on or before April 16, 2013) of the capital needed to fund our operations and debt service requirements as they come due. The Series H and I Preferred Offering fulfilled the commitment obligations of Pegasus Capital and Pegasus IV.

On May 25, 2012, in conjunction with the consummation of the Series H and I Preferred Offering, we entered into a commitment agreement (the “Commitment Agreement”) with Pegasus Capital, PCA Holdings, Holdings II and Pegasus IV, (together, the “Commitment Investors”) pursuant to which the Commitment Investors and certain permitted assignees had the right to purchase an aggregate of 21,131 shares of our Series H Preferred Stock or Series I Preferred Stock for $1,000 per share. Further, the Commitment Investors committed to purchase any of such Preferred Shares that had not been purchased by other investors on or before September 25, 2012. We expected aggregate proceeds upon fulfillment of the Commitment Agreement of $21.1 million. The consummation of the September 2012 Preferred Offering satisfied the obligations of the Commitment Investors.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
Cash flow activities:
Net cash used in operating activities	$(49,442,736)	$(85,365,821)
Net cash used in investing activities	(5,419,851)	(13,306,982)
Net cash provided by financing activities	72,267,517	95,602,682

Operating Activities

Cash used in operating activities is adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $49.4 million and $85.4 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in operating activities for the nine months ended September 30, 2012 included certain non-cash reconciliation items comprised primarily of a $15.4 million inventory valuation allowance, $7.5 million accretion on preferred stock, $6.6 million in depreciation and amortization, $5.6 million of stock-based compensation expense, a $3.4 million provision for expected losses on non-cancelable purchase commitments, $1.8 million in dividends on preferred stock and a $458,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during 2012. For the nine months ended September 30, 2011, non-cash reconciliation items were comprised primarily of a $20.5 million inventory valuation allowance, an $8.5 million provision for expected losses on non-cancelable purchase commitments, a $2.5 million reduction in revenue for the fair value of the portion of the THD Warrant that vested during the nine months ended September 30, 2011, $3.1 million of stock-based compensation expense and $3.2 million in depreciation and amortization.

Net cash used in operating activities decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to changes in working capital. For the nine months ended September 30, 2012, inventories increased $9.5 million due to the build-up of materials and components and finished products to support near-term demand for our products and accounts payable decreased $9.0 million. These cash uses were partially offset by a $12.1 million decrease in accounts receivable due to improvements in our collection efforts, a $6.4 million decrease in prepaid expenses as a result of our renegotiation of payment terms with certain vendors and a $2.8 million increase in accrued expenses and other liabilities primarily due to the accrual for severance and termination benefits.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $5.4 million and $13.3 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2012 was primarily due to a decrease in our capital expenditures as a result of the completion of our manufacturing facility in Monterrey, Mexico in 2011.

Financing Activities

Cash provided by financing activities has historically consisted of net proceeds from various debt facilities and the sale of common and preferred stock. Net cash provided by financing activities was $72.3 million and $95.6 million for the nine months ended September 30, 2012 and 2011, respectively. The cash provided by financing activities for the nine months ended September 30, 2012 was comprised of the issuance of Series H and I Preferred Stock for $91.6 million and the issuance of Series G Preferred Units for $18.3 million and proceeds of $877,000 from the issuance of common stock under equity compensation plans. These cash receipts were partially offset by the $10.2 million payment for the redemption of the Repurchase Obligation, net payments on our lines of credit of $20.5 million and $7.6 million in placement agent commissions and related fees in connection with the Series H and I Preferred Offering. Cash provided by financing activities for the nine months ended September 30, 2011 was comprised of the issuance of common stock for $59.3 million, net borrowings on our lines of credit of $42.0 million and proceeds of $1.1 million from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions in connection with the private placements and $5.0 million in restricted cash related to the Wells Fargo ABL.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation and in light of the material weaknesses disclosed and presented in our Annual Report on Form 10-K for the year ended December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that, as of September 30, 2012, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Since December 31, 2011, we have made progress in implementing certain remediation plans to address the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2011, although none have been entirely resolved and fully tested. Specifically during the nine months ended September 30, 2012, we implemented or began implementing the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	implementation of additional spreadsheet controls and enhancement of management review process specific to our excess and obsolete inventory valuation allowance calculations; and

•	enhancement of our policies and procedures over our management review procedures specific to inputs related to inventory valuation calculations and methodology.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1.	Legal Proceedings.

The information with respect to our legal proceedings contained in Note 15. “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 6.	Exhibits.

See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 14, 2012	By	/s/ BRAD KNIGHT
Brad Knight
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By	/s/ THOMAS C. SHIELDS
Thomas C. Shields
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination of Preferred Stock filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination of Series F Preferred Stock filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.2	Form of Warrant A, dated March 9, 2007 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2007, File No. 0-20354, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.6	Amended and Restated Registration Rights Agreement, dated April 22, 2008, by and among Lighting Science Group Corporation, C. van de Vrie Holding B.V., W. van de Vrie Holding B.V., R.Q. van de Vrie Holding B.V. and Q. van de Vrie Jr. Holding B.V., Y.B. van de Vrie Holding B.V. and LED Holdings, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2008, File No. 0-20354, and incorporated by reference).

EXHIBIT NUMBER	DESCRIPTION

4.7	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.8	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.10	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.11	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Certificate of Designation of Series G Preferred Stock filed with the Secretary of State of Delaware on December 1, 2011 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.13	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP ((previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.18	Warrant, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.19	Certificate of Increase of Series H Preferred Stock, filed with the Secretary of State of Delaware on September 24, 2012 (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.20	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

10.1	Series G Unit Subscription Agreement, dated as of May 18, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.2	Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.3	Exchange and Redemption Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.4	Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.5	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.6	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.7	Employment Letter, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Keith Scott (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.8	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2012, File No. 0-20354, and incorporated herein by reference).

10.9	Offer Letter, dated as of August 23, 2012, between Lighting Science Group Corporation and Thomas C. Shields (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.10	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.11	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation and Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.12	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (A) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.13	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (B) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.14	Commitment Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.15	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC, RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.16	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.17	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.