Form 10-K
period 2012-12-31
LIGHTING SCIENCE GROUP CORP
filed 2013-04-01
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32.6 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 22, 2013 was 206,092,524 shares.

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

PART I

Item 1. Business.

GENERAL

We are one of the world’s leading light emitting diode (“LED”) lighting technology companies. We design, develop, manufacture and market general illumination products that exclusively use LEDs as their light source. Our broad product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. Our manufacturing operations are headquartered in Satellite Beach, Florida. We believe our proprietary technology, unique designs, and key relationships position us favorably in our markets as LEDs increasingly replace legacy light sources.

Our in-house design of power supplies, thermal management solutions and optical systems, along with our detailed specification of the packaged LEDs incorporated into our products, provides us with a distinctive ability to manage the interrelationships between components and subsystems. This system-based approach enables us to provide a broader and more relevant range of products that deliver an industry-leading combination of lighting quality, efficacy and reliability.

Our customers include leading retailers and original equipment manufacturers (“OEMs”) such as The Home Depot and Standard Products, which sell our products on a co-branded or private label basis. Notably, we are The Home Depot’s preferred product partner for LED retrofit lamps, which are currently sold under its EcoSmart® brand. We have also partnered with Google to develop intelligent lighting products controllable through the Android@Home platform. Large retail, hospitality and other corporate customers such as Harrah’s Operating Company, Hilton Hotels Corporation, Simon Property Group and Starbucks Corporation have also purchased products from us directly. In addition, our luminaires are installed in large-scale infrastructure projects throughout the world. During 2012, we sold approximately 6.0 million LED retrofit lamps, outpacing many of the largest worldwide suppliers of LED retrofit lamps.

CORPORATE INFORMATION AND HISTORY

We were incorporated in the state of Delaware in 1988. Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” in this Form 10-K refer to Lighting Science Group Corporation or, as applicable, its predecessor entities and, where appropriate, its wholly-owned subsidiaries. Our two principal subsidiaries are Lighting Science Group S. de R. L. de C. V. (“LSG Mexico”), our Mexican subsidiary, and Lighting Science Group B.V. (“LSGBV”), our Netherlands subsidiary. Our principal executive offices are located at 1227 South Patrick Drive, Building 2A, Satellite Beach, Florida 32937, and our telephone number is (321) 779-5520. Our website address is www.lsgc.com. This reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Form 10-K.

We are controlled by affiliates of Pegasus Capital Advisors, L.P., (“Pegasus Capital”), a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus IV”), LED Holdings, LLC (“LED Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”).

INDUSTRY BACKGROUND

In a 2012 report, McKinsey & Company (Munich, Germany) estimated that the LED lighting market will grow 45% per annum from 2011 to 2016 and 15% per annum from 2016 to 2020. According to projections by IMS Research, sales of LEDs will outpace incandescent bulbs in North America by 2014. The McKinsey & Company report also estimates that in North America, Europe and Asia, the share of the lighting market on a dollar value basis, represented by LEDs will rise to around 45% in 2016 and around 70% in 2020, including both new fixture installation and light source replacement. In Latin America, the Middle East, and Africa, LED market share on a dollar value basis is expected to rise to around 35% in 2016 and between 55-60% in 2020.

According to the U.S. Department of Energy (“DOE”), LEDs are the most promising technology for reducing energy consumption—as lighting is estimated to account for approximately 25% of all U.S. electricity consumption. The lower ongoing energy and maintenance costs offered by LED lighting offsets the higher purchase price and results in a lower total cost of ownership, higher return on investment and shortened payback period. Continuing improvements in LED product efficacy and light quality, coupled with reductions in purchase price, will further reduce the total cost of ownership and accelerate adoption for general illumination purposes. Other catalysts expected to play an increasing role in adoption are: (i) consumer and governmental focus on energy efficiency and environmental sustainability, (ii) demand for enhanced lighting functionality, (iii) design differentiation enabled by the smaller size, lower heat output, longer lifetime, dimmability, and wireless controllability, (iv) financial incentives for energy efficient technologies from government and utility rebates, and (v) government regulations restricting incandescent bulb sales in the United States and the European Union.

OUR PRODUCTS

We have an extensive product portfolio with three distinct offerings—lamps, fixtures and custom lighting solutions. The products in each of these offerings achieve an industry-leading combination of lumen output and efficacy, which leads to shorter payback periods. We also plan to enhance our lamp and fixture product offerings with several new products during 2013, which will provide improved performance using more effective components.

Lamps. We offer a broad range of LED retrofit lamps designed to fit into existing light fixtures. These LED retrofit lamps are economically attractive replacements for traditional incandescent and halogen lamps. Our range of dimmable LED retrofit lamps possess consistent color and delivers improved light distribution and brightness in commercial and residential settings as compared to traditional lighting products. Our product line includes DEFINITY® branded lamps that are available directly to our customers and through distributors under the Lighting Science name as well as co-branded (for The Home Depot) and private label (for Standard Products) retrofit lamps.

Fixtures. We offer LED luminaires that combine energy efficiency, long life span and enhanced light distribution, making them ideal for street lighting and in parking garages, outdoor areas, warehouses and manufacturing areas. Our industrial product line includes: (i) PROLIFIC® Series Roadway Luminaires, (ii) C2D LowBay, BayLight, Flat LowBay and BayLume luminaires for use in parking garages and (iii) the Forefront® ShoeBox and WallPack luminaires for use in area, pathway and security lighting, respectively. Our SYMETRIE® line of LED luminaires is designed for retail display applications and is available in various profiles and lengths and in color temperatures ranging from cool to warm. This line offers a broad range of color control to highlight the appearance of high value or perishable products, without generating excessive heat or UV light that may damage these products. We also offer LED-based spot, accent, recessed, pendant and track lighting, which offer commercial customers uniform illumination and a more energy efficient alternative to incandescent halogen lighting.

Custom lighting solutions. We offer custom LED lighting solutions that combine project management, system integration, and advanced control systems and software to create one-of-a-kind lighting effects. Although our custom projects no longer generate significant revenues, these projects often elevate brand visibility and inform new product applications. Our notable custom solutions include the Times Square New Year’s Eve Ball, circadian lighting for the International Space Station and seasonal art displays at the Atlanta Botanical Gardens.

TARGET MARKETS AND CUSTOMERS

We target applications across several markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives. In particular, we are increasingly focused on improving our brand awareness and sales pipeline in major urban areas both in the United States and abroad.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications in this market include lighting for streets and highways, parking lots, airports, ports, utilities and other large outdoor areas. Street and highway lighting represents the largest segment within the infrastructure market; the number of street and area lights in the United States alone is estimated at over 100 million fixtures.

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

Retail and hospitality. The market for lighting in the retail and hospitality environment is large and varied. We have lighting products suited for malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task, down, bay, cove, accent, track and spot lighting as well as retail display lighting. Several major retailers have replaced their existing lighting with our LED retrofit lamps and luminaires.

Residential and office. We offer a line of retrofit lamps and luminaires designed to compete with traditional incandescent and incandescent halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires targeted for this market are currently sold to leading OEMs that resell them under their own brands both directly to end-users and into retail channels such as home centers.

SALES CHANNELS

We employ a multi-faceted channel strategy that addresses distinct market opportunities through co-branded and private label programs, our direct sales force, distributors and independent sales agents.

Our strategic account management team focuses on developing new business alliances and managing our existing branded lighting and OEM relationships, such as with The Home Depot whose brand recognition and retail footprint help us access residential and commercial customers. In addition to its business development initiatives, our strategic account management team seeks to expand our revenues from our current accounts by providing ongoing service, expertise and support to such customers.

Our national account management team focuses on finding new potential high value customers and providing support to our current roster of end-users. This team targets and supports retail, hospitality, schools and universities, large real estate management and energy service company customers.

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

RESEARCH AND DEVELOPMENT

To successfully implement our business strategy, we must continually improve our current products and develop new products for existing and new applications. Our research and development team’s primary focus is to increase the efficiency of all of the components and subsystems that make up our products. These components and subsystems include power supplies, thermal management solutions, optical systems and LEDs.

As our team designs for improved efficiency, it also looks to enhance aesthetics and reduce total product cost. These efforts go beyond the optimization of existing technologies. We dedicate significant resources toward the development of new materials and methods related to these components and subsystems.

Our world class research and development team is comprised of approximately 50 research scientists and engineers with Doctoral or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with lighting application experience. Our research and development capabilities are further enhanced through collaborations with leaders within and outside our field. We have research and development partnerships with a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These technology partners include leading research organizations, such as NASA, Jefferson Medical College, Florida Institute of Technology and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG, Google and National Semiconductor Corporation.

Research and development expenses for the years ended December 31, 2012 and 2011 were $10.1 million and $10.7 million, respectively. We expense all of our research and development costs as they are incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

SUPPLIERS AND RAW MATERIALS

The principal materials used in the manufacture and assembly of our products are packaged LEDs and printed circuit boards, metal–oxide–semiconductor field-effect transistors (“MOSFETs”), magnetics and standard electrical components such as capacitors, resistors and diodes used in our power supplies. We source other materials that are manufactured to our precise specifications, such as aluminum heat sinks for our thermal management systems, plastic optics, as well as aluminum and plastic structural elements. We select LEDs based on availability, price and performance. We believe we have strong relationships with our LED suppliers and receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain of these key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. We obtain our other components, materials and subsystems from multiple suppliers in North America and Asia.

MANUFACTURING AND ASSEMBLY

As one of the largest LED lighting suppliers in the world, we take pride in our ability to manage effectively the development of our products, from concept to sale. We manufacture and assemble our LED lighting products utilizing a complement of in-house and contract manufacturing infrastructure. As of March 14, 2013, we have manufacturing facilities at our headquarters in Satellite Beach, Florida and we have a contract manufacturing agreement with Jabil Circuit, Inc. (“Jabil”) in Chihuahua, Mexico. On March 13, 2013, we ceased the manufacture of our products at our facility in Monterrey, Mexico, and shifted the manufacturing and production processes previously conducted in our Mexico manufacturing facility to Jabil. We anticipate that our Mexican entity will be formally shut down by December 2013.

While we design, develop and manufacture most of our power supplies in house, we use third party suppliers for certain labor or capital-intensive components that we design and develop. This approach is utilized to optimize our manufacturing efficiency and cost. We provide a five-year warranty on our products, which gives us the option to repair, replace or reimburse the customer for the purchase price of the product within that timeframe.

COMPETITION

Our products face competition in the general lighting market from both traditional lighting technologies provided by numerous vendors as well as from LED-based lighting products provided by a growing roster of industry participants. LED lighting products compete with traditional lighting technologies on the basis of the numerous benefits of LED lighting relative to such technology including greater energy efficiency, longer lifetime, improved durability, increased environmental friendliness, digital controllability, smaller size, directionality and lower heat output.

The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions and a competitive pricing environment. These characteristics increase the need for continuous innovation, provide entry points for new competitors and create opportunities for rapid shifts in market share. We primarily compete with other providers of LED lighting on the basis of our product performance, as measured by efficacy, light quality, increased lumen output and reliability, as well as on product cost. In addition to the aforementioned factors, which generally contribute to a lower total cost of ownership and enhanced product quality, we offer our customers a broad product portfolio and have access to strong retail channels through our OEM relationships. Our differentiated product design approach, proprietary technology and deep understanding of lighting applications aids our ability to compete in all of these arenas.

INTELLECTUAL PROPERTY

Our intellectual property portfolio is a key aspect of our product differentiation strategy. We seek to protect our proprietary technologies by obtaining patents and licenses, retaining trade secrets and, when appropriate, defending and enforcing our intellectual property rights. We believe this strategy optimizes our ability to preserve the advantages of our products and technologies and improves the return on our investment in research and development.

As of December 31, 2012, we had filed 239 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 132 U.S. patents were issued, 87 were pending approval and 20 were no longer active. When it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In certain cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes.

The LED industry is characterized by the existence of a significant number of patents and other intellectual property and by the vigorous pursuit, protection and enforcement of intellectual property rights. We believe that our extensive intellectual property portfolio, along with our license arrangements, provides us with a considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers. As is customary in the LED industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers and/or distributors, we may be required to cease manufacture of the infringing product, pay damages, and expend resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights.

REGULATIONS, STANDARDS AND CONVENTIONS

Our products are generally required to comply with and satisfy the electrical codes of the jurisdictions in which they are sold. Our products are designed to meet the typically more stringent codes established in the United States and the European Union, which usually allows our products to meet the codes in other geographic regions.

Many of our customers require our products to be certified by Underwriters’ Laboratories, Inc. (“UL”). UL is a United States-based independent, nationally recognized testing laboratory, third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications but we believe that our customers and end-users prefer UL certification.

In addition to the independent certification, certain products must also meet industry standards, such as those set by the Illuminating Engineering Society of North America, and government regulations for their intended application. For example, street lights must meet certain structural standards and must also deliver a certain amount of light in certain positions relative to the installed luminaire.

Many customers and end-users also expect our products to meet the applicable ENERGY STAR requirements. ENERGY STAR is a standard for energy efficient consumer products in the United States and Canada. To qualify for ENERGY STAR certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics. We produced the first LED retrofit lamp to be successfully qualified for ENERGY STAR designation.

EMPLOYEES

As of December 31, 2012, we had 242 employees in the United States, of which 237 were full-time, and 135 full-time employees outside the United States, primarily in Mexico and The Netherlands. We also utilized 8 contractors as of December 31, 2012, all of which were in the United States. Of the 125 employees at our Mexico facility as of December 31, 2012, 101 were subject to a collective bargaining agreement with LSG Mexico and the Federacion National de Sindicatos Independientes, which was last reviewed in February 2013. We believe that our relationship with our employees is good. As of March 13, 2013, in conjunction with our ceasing operations at our Mexico manufacturing facility, 95 of the employees at our Mexico facility were terminated. The remaining 30 employees are expected to be terminated by December 31, 2013, once the close has been completed.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2012 and 2011, we had revenue of $127.1 million and $109.0 million, respectively, and as of December 31, 2012, we had accumulated a deficit of $644.9 million. As evidenced by these financial results, we may not be able to achieve or maintain profitability on a consistent basis. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. We have had significant revenue growth during the past four years, but our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. We currently have an asset-based lending facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and a Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”) with Ares Capital Corporation (“Ares Capital”). The Wells

Fargo ABL provides us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo Facility, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility. On April 1, 2013, Wells Fargo agreed to extend the maturity date of the Wells Fargo ABL from November 22, 2013 to April 12, 2014. In addition, Ares Capital agreed to extend the maturity date of the Ares Letter of Credit Facility from February 20, 2014 to April 2, 2014. As of December 31, 2012, the balance outstanding on the Wells Fargo ABL was approximately $1.5 million and we had approximately $48.5 million of additional borrowing capacity.

We have experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. If we are able to raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our recent growth has placed significant strain on our limited research and development, sales and marketing, operational and administrative resources and our projected growth may continue to challenge these resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

We may experience difficulties in the consolidation of our manufacturing facilities and transfer of production capabilities to our contract manufacturer.

We continue to streamline our operations as we wind down operations at our manufacturing facility in Mexico and transfer more of our manufacturing processes to our contract manufacturer in Mexico. However, we will only benefit from such transition to the extent that we can effectively leverage assets, personnel, and operating processes in the transition of manufacturing processes. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers and impact product quality.

If our developed technology or technology under development does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on continued market acceptance of our LED technology and the technology currently under development. Although adoption of LED lighting continues to grow, adoption of LED lighting products for general illumination is in its early stages, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Moreover, if existing sources of light other than LED lighting products achieve or maintain greater market adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations.

The LED lighting industry is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and fluctuations in supply and demand. If we fail to anticipate and adapt to these changes and fluctuations, our sales, gross margins and profitability will be adversely affected.

In the LED lighting industry, rapid technological changes and short product life cycles often lead to price erosion and product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality, putting pricing pressure on existing products. Further, the industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry can, as it has in the past, lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. Pricing pressure and obsolescence also cause the stated value of our inventory to decline. For the years ended December 31, 2012 and 2011, we recorded an inventory valuation allowance of $15.8 and $20.5 million, respectively, and a provision for expected losses on non-cancellable purchase commitments of $5.6 and $8.5 million, respectively. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross margins and profitability will be adversely affected.

If we are unable to effectively develop, manage and expand our sales and distribution channels for our products, our operating results may suffer.

We sell a substantial portion of our products to retailers and OEMs who then sell our products on a co-branded or private label basis. Orders from our retail and OEM customers are dependent upon their internal target inventory levels for our products which can vary significantly based upon current and projected market cycles and other factors over which we typically have very little, if any, control. We rely on these retailers and OEMs to develop and expand the customer base for our products and to accurately forecast demand from their customers. If they are not successful in either task, our growth and profitability may be adversely impacted.

We rely on our relationship with The Home Depot, and the loss of this material relationship or any other significant relationship would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

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

For the year ended December 31, 2012, Osram Sylvania and The Home Depot accounted for 21% and 48% of our net sales, respectively. Our Master Supply Agreement with Osram Sylvania has an initial term that expires in April 2013 but may be terminated earlier by Osram Sylvania in certain instances, including upon a change of control or in the event of a default by us. In late 2012, Osram Sylvania significantly decreased its purchases of our products and we do not expect it to be a significant customer in 2013.

While we anticipate The Home Depot will remain a significant customer in 2013, our contractual commitment with The Home Depot is also not long term in nature. Specifically, our Strategic Purchasing Agreement with The Home Depot has an initial term that expires in July 2013 but may be terminated earlier by The Home Depot for any reason upon 180 days written notice to us. A loss of The Home Depot as a customer or a significant decline in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may impact our sales volume to them. In addition, our Strategic Purchasing Agreement with The Home Depot does not require them to purchase a minimum quantity of products from us, although we issued a Warrant to The Home Depot that included incentive-based vesting conditions through 2015 based on annual 20% increases in product purchases made under the Strategic Purchasing Agreement. For both 2011 and 2012, the 20% volume increase was reached and The Home Depot vested in warrants to purchase a total of 2,049,426 shares of common stock at an exercise price of $1.95 per share. Our sales are materially affected by fluctuations in the buying patterns of these customers and such fluctuations may result from general economic conditions or other factors.

We may be unable to profitably manufacture our products in this competitive pricing environment.

Aggressive pricing actions by our competitors may affect our growth prospects and profitability. We may not be able to increase prices to cover rising costs of components and raw materials. Even if we were able to increase prices to cover costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Even if component and raw material costs were to decline, lower prices offered by competitors may not allow us to hold prices at their current levels, which could negatively impact both net sales and gross margins.

Our products may contain defects that could reduce sales, result in costs associated with the recall of those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at our discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers for which they might seek legal recourse against us. We may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also adversely affect our results of operations and result in negative publicity, damage to our reputation and a loss of customer confidence in our products.

If we are unable to increase production capacity for our products at our own facility or with our contract manufacturer in a cost effective and timely manner, we may incur delays in shipment and our revenue and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. Our recent decision to transition more of our manufacturing away from our manufacturing facility in Mexico to our contract manufacturer, as well as our plans to expand to other contract manufacturers, may subject us to additional risks as we scale these operations. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase or obtain production capacity in a cost effective and timely manner will depend on a number of factors, including the following:

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

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products, which could harm our revenue and operating margins and damage our reputation and our relationships with current and prospective customers. Conversely, due to the proportionately high fixed cost nature of our business, if demand does not increase at the rate forecasted, we may not be able to reduce manufacturing expenses or overhead costs at the same rate as demand decreases, which could also result in lower margins and adversely impact our business and results of operations.

Our recent issuances of Series H Convertible Preferred Stock and Series I Convertible Preferred Stock may limit our ability to raise additional capital and/or take certain corporate action.

Between May 25 and September 25, 2012, we issued an aggregate of 114,051 shares of our Series H Convertible Preferred Stock, par value $0.001 per share (“Series H Preferred Stock”) and 62,365 shares of our Series I Convertible Preferred Stock, par value $0.001 per share (“Series I Preferred Stock”, together with the Series H Preferred Stock, the “Preferred Shares”). The Certificates of Designation governing the Preferred Shares limit our ability to take certain actions, including, among other things:

•	redeem, reacquire, pay dividends or make other distributions on our securities;

•	engage in any recapitalization, merger, consolidation, reorganization or similar transaction;

•

incur any indebtedness (A) in excess of $10.0 million; or (B) containing any provision that limits our ability to redeem any Preferred Shares for a period that exceeds that contained in the Wells Fargo Facility or Ares Letter of Credit Facility;

•	issue any equity securities having an aggregate value in excess of $15.0 million;

•

enter into any new agreements or transactions with any of our affiliates or any holder of five percent (5%) or more of our common stock or any affiliates of any such stockholder or amend or modify the terms of any such agreements then-existing;

•

acquire, license, transfer, or sell any property, rights or assets or enter into any joint venture where (A) the aggregate consideration to be paid or received, or (B) the fair market value of the relevant property, rights or assets, exceeds $5.0 million; and

•

appoint or remove our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Chief Technology Officer (or equivalents thereof) or determine or modify any compensation or establish any compensation performance targets for any such officer.

Further, the Certificates of Designation governing the Preferred Shares require us to have consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) that is at least break even for the year ended December 31, 2013 and EBITDA of at least $20.0 million for the year ended December 31, 2014. A breach of the terms of the Preferred Shares could entitle each holder to redeem their Preferred Shares, which could have a material adverse effect on our liquidity and financial condition.

If we do not properly anticipate the need for critical raw materials, components and subsystems, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

The lighting industry is subject to significant fluctuations in the availability of raw materials, components and subsystems. We depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. The principal raw materials and components used in the manufacture of our products are packaged LEDs and printed circuit boards, MOSFETS, magnetic and standard electrical components such as capacitors, resistors and diodes, wire, plastics for optical systems and aluminum for housings and heat sinks. We currently rely on a select number of suppliers for packaged LEDs used in the production of our products. From time to time, packaged LEDs and electronic components have been in short supply due to demand and production constraints. We depend on our vendors to supply, in a timely manner, critical components and subsystems in adequate quantities and consistent quality and at reasonable costs. Finding a suitable alternate supply of required components and subsystems that meet our strict specifications and obtaining them in needed quantities may be a time-consuming process, and we may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials, components and subsystems could have a material adverse effect on our results of operations.

We utilize a contract manufacturer to manufacture certain of our products and any disruption in this relationship may cause us to fail to meet our customers’ demands and may damage our customer relationships and adversely affect our business.

Although we assemble and manufacture certain of our products, we currently depend on our contract manufacturer in Mexico to manufacture a portion of our products. In 2012, we determined to shift away from internal manufacturing and, therefore, are increasingly reliant on contract manufacturing to bring our products to market. Contract manufacturers provide the necessary facility and labor to manufacture these products, which are primarily high volume products and components that we intend to distribute to customers in North America. Our reliance on contract manufacturers involve certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	risk of equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions;

•	lack of direct control over quality assurance and manufacturing yield; and

•	risk of loss of inventory while in transit.

If our current contract manufacturer or any other contract manufacturers we may engage in the future were to terminate their arrangement with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products, if their price materially exceeds the original expected cost of such products, our margins and results of operations would be adversely affected.

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

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships, or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. For the year ended December 31, 2012, Osram Sylvania accounted for 21% of our net sales but we do not expect Osram Sylvania to be a significant customer in 2013. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenue, gross margins and profitability and our future prospects for success, may be harmed.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, which may lead to volatility in our stock price.

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our revenue in each period may also vary significantly as a result of purchases, or lack thereof, by The Home Depot or other significant customers. Because most of our operating and capital expenses are incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

On November 22, 2010, we entered into the Wells Fargo ABL, which has a term of three years and currently provides us with a maximum borrowing capacity of $50.0 million. On September 20, 2011, we entered into the Ares Letter of Credit Facility, which has a term of three years and provides us with a $25.0 million letter of credit issued in favor of Wells Fargo that is used in its entirety to support $25.0 million of the Wells Fargo ABL borrowing capacity. The Wells Fargo ABL borrowing base is comprised of (i) up to 85% of our applicable and eligible inventory and accounts receivable plus qualified cash, plus (ii) the amount of pledged letters of credit provided by Ares Capital in favor of Wells Fargo under our Ares Letter of Credit Facility. As of December 31, 2012, the balance outstanding on the Wells Fargo ABL was $1.5 million and we had $48.5 million of additional borrowing capacity. Under the Wells Fargo ABL, we are required to pay certain fees to Wells Fargo, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans may be prepaid without penalty or premium, except that we are required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the Wells Fargo ABL is terminated by us prior to the scheduled maturity date or by Wells Fargo during a default period. Under the Ares Letter of Credit Facility, we are required to pay certain fees to Ares Capital, including a fronting fee equal to 0.75% of the average daily undrawn face amount of the pledged letter of credit and a letter of credit fee of 10.0% of the average daily undrawn face amount of the pledged letter of credit. Borrowings under the Wells Fargo ABL and the Ares Letter of Credit Facility are secured by substantially all of our assets.

All of our existing and future domestic subsidiaries are required to guaranty our obligations and pledge their assets to secure the repayment of our obligations under the Wells Fargo ABL, on a first lien basis, and under the Ares Letter of Credit Facility, on a second lien basis. The Wells Fargo ABL contains customary covenants, which limit our and certain of our subsidiaries’ ability to, among other things:

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

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Wells Fargo ABL and the Ares Letter of Credit Facility, or if we fail to comply with the requirements of our indebtedness, we could default under these facilities. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreements or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2012, we had filed 239 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 132 U.S. patents had been issued, 87 were pending approval and 20 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent applications may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

Our business may be impaired by claims that we, or our customers, infringe on the intellectual property rights of others.

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

For the year ended December 31, 2012 we concluded that our disclosure controls and procedures were effective in achieving management’s desired controls and procedures objectives in our internal control over financial reporting. However, during the evaluation of disclosure controls and procedures for each of the years ended December 31, 2011, 2010 and 2009, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the previously observed material weaknesses resulted from our position as a small company with immature processes and inadequate staffing in our financial accounting and reporting functions to support our rapid growth. Over the last few years we have endeavored to enhance our reporting and control standards to accommodate this growth and believe this has been achieved.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other deficiencies we may identify. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional deficiencies or weaknesses. Complying with the requirements to maintain internal controls may place a strain on our personnel, information technology systems and resources and divert managements attention from other business concerns.

Certification and compliance are important to the sale and adoption of our lighting products, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 139 of the products that we were producing as of December 31, 2012. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

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

Our internal assembly and manufacturing operations for our products are currently based in Satellite Beach, Florida and Monterrey, Mexico. In 2012, we announced plans to transition our manufacturing production in Monterrey to our contract manufacturer by March 2013. The operation of these facilities involves many risks, including equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions. We could incur significant costs to maintain compliance with, or due to liabilities under, environmental laws and regulations, the violation of which could lead to significant fines and penalties. Although we carry business interruption insurance and third-party liability insurance to cover certain claims in respect of personal injury or property or environmental damage arising from accidents on our properties or relating to our operations, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any interruption in our ability to assemble, manufacture or distribute our products could result in lost sales, limited revenue growth and damage to our reputation in the market, all of which would adversely affect our business.

Additionally, we rely on arrangements with independent shipping companies, such as United Parcel Service, Inc. and Federal Express Corp., for the delivery of certain components and subsystems from vendors and products to our customers in both the United States and abroad. The failure or inability of these shipping companies to timely deliver components, subsystems or products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs or added security.

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

Our success will depend to a large extent on the abilities and continued services of key members of our management team including Jeremy Cage, Frederic Maxik and Thomas Shields, as well as other key personnel. The loss of these key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. In particular, Frederic Maxik is critical to our research and development efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel and our efforts to obtain or retain such personnel may not be successful.

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

Affiliates of Pegasus Capital beneficially owned approximately 81.1% of our common stock as of March 22, 2013. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Wells Fargo ABL restrict our ability to pay cash dividends and any future credit facilities or loan agreements may further restrict our ability to pay cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

Item 2. Properties.

Our principal administrative, sales and marketing and research and development operations, and certain of our assembly and manufacturing activities are located at our Satellite Beach, Florida headquarters. Until March 2013, we also maintained a manufacturing facility in Monterrey, Mexico, which we are in the process of closing. Our European operations are based in Middelburg, The Netherlands. Until December 2012, we maintained a sales office in Australia and paid monthly rent of $4,345 through January 2013.

We currently occupy leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$60,373	February 2018
Melbourne, Florida	$31,800	January 2014
Monterrey, Mexico	$25,800	March 2013
Middelburg, The Netherlands	$2,950	November 2013

Item 3. Legal Proceedings.

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of our stockholders, filed a lawsuit against us and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names us as defendants, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, our former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against us, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

We have retained counsel, deny liability in connection with this matter, and intend to vigorously defend against the claims asserted by Geveran. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, we currently believe that we have strong defenses against Geveran’s claims. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on our financial position.

On August 3, 2012, we and our co-defendants filed a motion to transfer this lawsuit from Broward County to the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. We and our co-defendants are currently appealing the denial of our motion to transfer the lawsuit to Brevard County. During the pendency of the appeal, the litigation is proceeding in Orange County (Case No. 2012-CA-020121-O).

We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover our legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. We have also been paying, and expect to continue to pay, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for our private placement with Geveran. Such payments are not covered by our insurance coverage. The engagement letter executed with J.P. Morgan provides that we will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

In addition, we may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, intellectual property related litigation, and a variety of legal actions relating to its business operations. In some cases, substantial punitive damages may be sought. We currently have insurance coverage for certain of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LSCG.OB.” Our common stock last traded at $0.52 on March 22, 2013, and there were approximately 305 stockholders of record of our common stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding common stock hold shares of record in broker “street names” for the benefit of individual investors. As of March 22, 2013, there were 206,092,524 shares of our common stock outstanding.

The following table provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock	HIGH	LOW
2012
Fourth Quarter	$0.98	$0.56
Third Quarter	$1.37	$0.85
Second Quarter	$1.71	$0.97
First Quarter	$1.66	$1.04
2011
Fourth Quarter	$2.77	$1.32
Third Quarter	$3.45	$2.28
Second Quarter	$4.22	$2.85
First Quarter	$5.39	$3.20

DIVIDEND POLICY

We have not paid any dividends on our common stock since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the operation of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors our board of directors deems relevant. Certain of our financing agreements and the terms of our outstanding preferred stock also impose restrictions on our ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

Amended and Restated Equity-Based Compensation Plan

On July 6, 2005, our board of directors adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, our board of directors amended, restated and renamed the 2005 Plan as the Amended and Restated Equity Based Compensation Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the board of directors approved an amendment to the Equity Plan that, among other things, increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders meeting in May 2010. On February 10, 2011, the board of directors approved another amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. This Equity Plan amendment was approved by our stockholders at our annual meeting on August 10, 2011. On July 5, 2012, the board of directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 28,000,000 shares to 55,000,000 shares. This Equity Plan amendment was approved by our stockholders at our annual meeting on September 13, 2012.

Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. Awards may be granted to employees, members of the board of directors and consultants. The Equity Plan is generally administered by the compensation committee of the board of directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of our common stock on the date of grant, and no stock option or stock appreciation right granted may have a term in excess of ten years.

2008 Employee Stock Purchase Plan

On December 23, 2008, our board of directors adopted the Lighting Science Group Corporation 2008 Employee Stock Purchase Program (the “2008 ESPP”). The purpose of the 2008 ESPP was to provide a means through which employees could purchase shares of common stock on an after-tax basis through payroll deductions. All of our employees were eligible to participate and amounts credited to a participant’s account during each payroll period were automatically used to purchase whole shares of our common stock based on the fair market value of our common stock on the date the shares are purchased. There was no limit on the number of shares that could be purchased under the 2008 ESPP. On February 10, 2011, in conjunction with the board of directors’ adoption of the Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (the “2011 ESPP”), the 2008 ESPP was amended, effective as of March 1, 2011, to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP.

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

The purpose of the 2011 ESPP is to provide employees of the Company and its designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount to the market value through voluntary systematic payroll deductions. The purchase price for each purchase period will be 85% of the fair market value of a share of our common stock on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020.

The following table sets forth information as of December 31, 2012, with respect to compensation plans under which shares of our common stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders—Equity Plan	31,877,527		$1.42		19,794,670
Equity Compensation Plans Approved by Security Holders—2011 Employee Stock Purchase Plan	103,412	(1)	$1.08	(2)	1,896,588
Equity Compensation Plans Not Approved by Security Holders—2008 Employee Stock Purchase Plan	14,505	(3)	$1.23	(4)	—	(5)

(1)	Represents shares of common stock issued pursuant to the 2011 ESPP.
(2)	Represents the average purchase price for shares issued pursuant to the 2011 ESPP.
(3)	Represents shares of common stock issued pursuant to the 2008 ESPP.
(4)	Represents the average purchase price for shares issued pursuant to the 2008 ESPP.
(5)	Effective as of March 1, 2011, the 2008 ESPP was amended to prohibit individuals who are eligible to participate in the 2011 ESPP from participating in the 2008 ESPP. Therefore, there are no shares of common stock that may be issued pursuant to the 2008 ESPP.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the year ended December 31, 2012 that were not otherwise disclosed by us during the year in our Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue	$127,111,351	$108,981,588	$53,169,013	$31,376,816	$20,758,593
Cost of goods sold	146,902,807	129,187,145	59,021,851	28,880,949	21,206,703

Gross margin	(19,791,456)	(20,205,557)	(5,852,838)	2,495,867	(448,110)

Operating expenses:
Sales and marketing	18,619,081	18,897,241	11,107,379	7,200,323	5,847,833
Operations	17,057,336	14,199,162	4,834,592	6,243,968	6,008,872
Research and development	10,071,839	10,670,455	10,246,511	4,395,320	3,259,188
General and administrative	25,252,045	19,721,022	17,753,656	20,753,513	23,224,561
Write-off of deferred offering costs	—	1,269,318	—	—	—
Restructuring expenses	6,212,936	598,037	1,101,992	1,111,189	—
Impairment of goodwill and other long-lived assets	379,537	4,121,349	11,548,650	—	53,110,133
Depreciation and amortization	8,411,187	4,895,742	2,867,866	5,327,033	4,354,028

Total operating expenses	86,003,961	74,372,326	59,460,646	45,031,346	95,804,615

Loss from operations	(105,795,417)	(94,577,883)	(65,313,484)	(42,535,479)	(96,252,725)
Total other (expense) income	(5,544,992)	4,143,315	(230,948,562)	(6,014,450)	(918,238)

Loss before income tax benefit	(111,340,409)	(90,434,568)	(296,262,046)	(48,549,929)	(97,170,963)
Income tax benefit	—	—	(1,123,107)	(413,002)	(2,207,507)

Net loss	(111,340,409)	(90,434,568)	(295,138,939)	(48,136,927)	(94,963,456)
Foreign currency translation loss	(69,734)	(89,486)	(912,296)	(849,695)	(1,886,544)

Comprehensive loss	$(111,410,143)	$(90,524,054)	$(296,051,235)	$(48,986,622)	$(96,850,000)

Dividend requirements
6% return on Series B Preferred Stock	—	—	784,142	1,217,642	—
8% return on Series C Preferred Stock	—	—	213,610	266,400	—

Net loss attributable to common stock	$(111,340,409)	$(90,434,568)	$(296,136,691)	$(49,620,969)	$(94,963,456)

Basic and diluted net loss per weighted average common share	$—	$(0.48)	$(6.69)	$(1.69)	$(3.55)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(1.47)	$—	$—	$—	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(1.92)	$—	$—	$—	$—

Basic and diluted weighted average number of common shares outstanding	—	189,671,299	44,274,077	29,352,585	26,781,431

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	171,336,891	—	—	—	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	33,642,080	—	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	15,834,077	3,071,673	14,489,700	267,048	254,538
Working capital (1)	37,355,821	18,284,652	11,178,922	(54,703,745)	(14,869,035)
Total assets	85,593,786	114,650,508	72,493,363	38,468,814	49,553,267
Total liabilities	38,065,988	102,066,009	47,811,852	72,132,669	38,298,878
6% convertible preferred stock	—	—	—	585,549	459,532
Total stockholders’ equity (deficit)	(304,497,378)	12,584,499	24,681,511	(34,249,404)	10,794,857

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of U.S. federal securities laws. In addition, we, or our officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, current and potential investors, at conferences on our website or otherwise. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements involve risks and uncertainties, are not guarantees of future performance and depend on many factors that are not under our control.

Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” which are incorporated herein by reference. Such factors include, among others, (a) projections regarding our liquidity, financial performance and capital expenditures; (b) expectations about our ability to manage uncertainty with respect to product demand, component costs, product costs and end of life-cycle plans; (c) the ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations and introducing new products; (d) our ability to successfully identify new customers and business opportunities and retain current material customers; (e) our ability to attract and retain key personnel and maintain and enhance the quality, safety and efficacy of our products; (f) general economic and business conditions in our markets and our ability to improve our gross margins and achieve profitable growth; and (g) the risk of an adverse outcome in any pending and future litigation.

Further, additional factors that could materially affect our financial results may emerge from time to time. You should not place undue reliance on any forward-looking statements, which speak only as of the date such forward-looking statements are made, and should recognize that such statements are predictions of future results, which may not occur as anticipated. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. “Financial Statements” of this Form 10-K.

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

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced substantial sales growth during the year ended December 31, 2012 as a result of the expansion of our relationships with several key customers and our launch of multiple new products within each of our product families. Retrofit lamp sales, in particular, have grown significantly over the past year and currently represent the majority of our revenue. This growth comes as the acceptance of LED lighting for general illumination has become more widespread, though we believe it still remains in its early stages.

Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales and marketing, general and administrative, research and development and other operating expenses. We continuously seek to improve our products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical. At times we may purchase or produce certain of our components and other materials used in the manufacture and assembly of our products in excess of demand or such components, materials and products may become obsolete, which in each case can lead to inventory valuation allowances and provisions for expended losses on non-cancellable purchase commitments. When these circumstances occur, we may also incur additional expenses as we adjust our supply chain and product life-cycle planning.

Following the completion of our offering of shares of our Series H Preferred Stock and Series I Preferred Stock to Riverwood Holdings and certain other purchasers on May 25, 2012 (the “Series H and I Preferred Offering”), we began implementing a new restructuring plan that was built upon the restructuring plan we initiated in the third quarter of 2011. The new restructuring plan is designed to further increase efficiencies across our organization and lower our overall cost structure. The portions of the plan that we have already implemented include the (i) shifting of a significant portion of our production to our contract manufacturer in Mexico, (ii) corresponding reduction in full time headcount at our manufacturing facility in Mexico as we progress towards the closing of the Mexico facility, which is expected to be complete in 2013, (iii) replacement of 10 members of management in the United States and (iv) closing of our support services office in the United Kingdom and our sales office in Australia. For the year ended December 31, 2012, we incurred $4.2 million in severance and termination benefit costs, $1.7 million in non-cash asset impairment charges related to the write-down of certain manufacturing equipment at our manufacturing facility in Mexico, $235,000 in costs related to the transfer of production to our contract manufacturer in Mexico and $121,000 in costs related to the liquidation of the sales office in Australia.

The following table sets forth our revenue, cost of goods sold and gross deficit for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Revenue	$127,111,351	$108,981,588	$53,169,013
Cost of goods sold	146,902,807	129,187,145	59,021,851

Gross deficit	$(19,791,456)	$(20,205,557)	$(5,852,838)

GAAP gross deficit percentage	-15.6%	-18.5%	-11.0%

While our revenues continued to increase in 2012, our gross margin was adversely impacted by an inventory valuation allowance of $15.8 million and $20.5 million and a provision for expected losses on non-cancellable purchase commitments of $5.6 million and $8.5 million for the years ended December 31, 2012 and 2011, respectively. In addition, our gross margin was negatively impacted by $1.0 million in price adjustments for the year ended December 31, 2012. During 2012, we considered a number of factors in estimating the required inventory provisions, including (i) the shift in focus of the business to the next generation of our products, which utilize lower cost technologies, (ii) our strategic focus on core products to meet the demands of key customers and (iii) the change in expected demand for our previous generation of products, which are approaching the end of their lifecycle due to the introduction of our next generation of products. During 2011, these provisions were the result of a shift in our business strategy following changes in our management team and the implementation of the restructuring plan that commenced during the third quarter of 2011.

Our gross margin for the years ended December 31, 2012 and 2011 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, we entered into with The Home Depot in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,123,715 shares of our common stock at an exercise price of $1.95 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from us. Our revenue for the years ended December 31, 2012 and 2011 was reduced by a non-cash charge of $458,000 and $2.5 million, respectively, which represents the fair-value of the portion of the THD Warrant that vested in September 2012 and June 2011, respectively. Excluding the impact of this non-cash charge, our revenue would be $458,000 higher, or $127.6 million, for the year ended December 31, 2012 as compared to the $127.1 million reported and $2.5 million higher, or $111.5 million, for the year ended December 31, 2011 as compared to the $109.0 million reported.

Excluding the impact of the inventory valuation allowance and the provision for losses on purchase commitments, our cost of goods sold would be $125.5 million (or a gross margin of 1.6%) for the year ended December 31, 2012, $100.1 million (or a gross margin of 10.2%) for the year ended December 31, 2011 and $56.3 million (or a negative gross margin of 5.9%) for the year ended December 31, 2010.

Non-GAAP Financial Measures

Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide a meaningful insight into our business and useful information with respect to the results of our business. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our continuing products to customers and is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets, write-off of deferred offering costs and depreciation and amortization, total operating expenses increased by 6.2% for the year ended December 31, 2012 while revenue increased 14.5% excluding the $458,000 non-cash sales incentive compared to the year ended December 31, 2011, and total operating expenses increased by 50.3% for the year ended December 31, 2011 while revenue increased 109.6% excluding the $2.5 million non-cash sales incentive compared to the year ended December 31, 2010. Total operating expenses represented 49.0% of adjusted revenue for the year ended December 31, 2012 compared to 52.8% and 73.7% of adjusted revenue for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due primarily to the $16.1 million increase in adjusted revenue.

	Years Ended December 31,
	2012	2011	2010
Revenue	$127,111,351	$108,981,588	$53,169,013
Add back:
Non-cash sales incentives for THD Warrant	458,162	2,480,900	—

Adjusted revenue	127,569,513	111,462,488	53,169,013
Cost of goods sold	146,902,807	129,187,145	59,021,851
Deduct:
Provisions for inventory valuation and losses on purchase commitments	21,410,632	29,086,543	2,691,787

Adjusted cost of goods sold	125,492,175	100,100,602	56,330,064

Adjusted gross margin (deficit)	$2,077,338	$11,361,886	$(3,161,051)

Non-GAAP adjusted gross margin (deficit) percentage	1.6%	10.2%	-5.9%
Total operating expenses	86,003,961	74,372,326	59,460,646
Less:
Write-off of deferred offering costs	—	(1,269,318)	—
Issuance of restricted stock for directors compensation	(1,563,519)	(945,001)	(930,202)
Non-cash stock option and restricted stock compensation expense	(6,947,959)	(3,675,353)	(3,837,757)
Restructuring expenses	(6,212,936)	(598,037)	(1,101,992)
Impairment of goodwill and other long-lived assets	(379,537)	(4,121,349)	(11,548,650)
Depreciation and amortization	(8,411,187)	(4,895,742)	(2,867,866)

Total operating expenses, excluding deferred offering costs, stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets and depreciation and amortization	$62,488,823	$58,867,526	$39,174,179

GAAP operating expenses as a percentage of adjusted revenue	67.4%	66.7%	111.8%
Non-GAAP operating expenses as a percentage of adjusted revenue	49.0%	52.8%	73.7%

Our performance for the year ended December 31, 2012 reflects the effects of our strategic plan which we implemented during 2010, 2011 and 2012 (the “2010-2012 Plan”). This plan included initiatives related to (i) developing and commercializing new products and technologies, (ii) capturing significant sales and distribution channel access, (iii) expanding and optimizing global supply chain operations as we met growing demand for our products and (iv) increasing brand awareness and product promotion.

The first aspect of our 2010-2012 Plan included developing and bringing to market ground breaking products and technologies. We launched approximately 105 new products during 2011 and introduced our next generation of products, which included an additional 82 new products, during 2012 and the early part of 2013. We continued to increase our investment in new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as our activities in emerging uses for LED lighting such as in biological applications. Our new product pipeline within each of our product families remains robust and we believe our track record of introducing new, higher performing and more economically compelling products is a critical factor in our customers’ decisions to partner with us.

The second aspect of our 2010-2012 Plan entailed capturing greater sales and distribution channel access including securing agreements with large, strategic customers. In 2010, we entered into a Strategic Purchasing Agreement with The Home Depot, which positions us as its preferred provider and product development partner for LED lamps and luminaires.

We were also successful in establishing supply agreements with several leading lighting OEMs, for private label sales of our products through their distribution channels including additional retail stores. In addition, we significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

The third aspect of our 2010-2012 Plan included expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that negatively impacted our gross margin performance during 2010, 2011 and 2012. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through the shift of production to our lower cost manufacturing partner in Mexico, increased sourcing from suppliers closer to our production sites and the continued implementation of our ERP system functionality. In 2013, we expect to benefit from software we have purchased and systems we have implemented specifically to enhance our product pipeline and inventory purchasing procedures through demand-based forecasting and lifecycle management. We are seeking ISO 9001 certification, which we hope to obtain in 2013. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

The fourth element of our 2010-2012 Plan was to increase brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotion by our key customers. We have recently retained the services of the Acme Idea Company, a nationally-recognized brand manager, to continue to increase the awareness of our brand.

During the next three fiscal years, we plan to continue to focus on each of the initiatives underlying the 2010-2012 Plan with a strategic focus on four primary objectives. Specifically, we seek to create strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that strong, relevant and differentiated brands deliver strong financial returns and, as a result, a more loyal user base that is less price sensitive. Secondly, we will continue to focus on breakthrough innovation and on becoming a market maker in targeted high value-added, high-margin segments within the lighting market. Third, we intend to continue to implement a nimble and agile “go-to-market” system and business model. Finally, to deliver upon this strategy, we will seek to build and sustain a highly capable and motivated organization.

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

•

External legislation and subsidy programs concerning energy efficiency. Many countries in the European Union and the United States, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity. While this trend is generally positive for us, from time to time there have been political efforts in the United States to change or limit the effectiveness of these regulations.

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

RECENT EVENTS

On April 1, 2013, Wells Fargo agreed to extend the maturity date of the Wells Fargo ABL from November 22, 2013 to April 2, 2014. In addition, Ares Capital agreed to extend the maturity date of the Ares Letter of Credit Facility from February 20, 2014 to April 2, 2014.

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

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. We use a standard costing methodology, which approximates actual cost on a weighted average basis to value our inventories and we review our standard costs of raw materials, work-in-process and finished goods inventory quarterly. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each quarter. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal.

In May 2012, the Company began implementing a new restructuring plan designed to build upon the restructuring in the third quarter of 2011 and further increase efficiencies across the organization and lower the Company’s overall cost structure. As part of this restructuring plan, the Company accelerated its focus on the next generation of products, which it began launching in the fourth quarter of 2012, and commenced the end-of-life planning for certain of its current generation of products. As a result, we recorded inventory valuation allowance of $15.8 million and a provision for expected losses on non-cancellable purchase commitments of $5.6 million for the year ended December 31, 2012. As a result of changes in the Company’s business strategy following changes in the Company’s management team and the implementation of a restructuring plan in the third quarter of 2011, we recorded a $20.5 million inventory valuation allowance and an $8.5 million provision for losses on non-cancellable purchase commitments, which increased our cost of goods sold. We considered a number of factors in estimating the required inventory allowances, including (i) changes in market conditions including increased competition, (ii) strategic focus on core products to meet the demands of key customers, (iii) the desire to focus the business on newer products with lower cost technologies and (iv) updated demand forecasts and greater visibility into production planning as a result of the implementation our ERP system in July 2011. In the event we were to implement additional restructuring plans that impact our portfolio of products held for sale, then further adjustments to the inventory valuation allowance may be necessary.

Significant changes in our strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a quarterly basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. A significant amount of judgment is involved in determining if a change in the assumptions used in determining the value of our inventory has occurred. One of the key assumptions in determining whether our inventory is considered excess and obsolete is the expected demand of our finished goods inventory, including consumption of raw materials and work in process to meet our demand forecasts. We generally determine our product demand forecast, considering factors such as backlog, recent sales and order experience and expectations of future demand based on our planning and forecasting with our key customers. Based on the early stage and acceptance of LED retrofit lamps and luminaries, limited historical sales and orders information, and the overall uncertainty as to the timing of adoption of the LED lighting technologies, there is significant uncertainty regarding our estimate of product demand. Given the significance of inventory to our business, including ensuring we have sufficient quantities on-hand to meet customer demand and the overall risk of excess and obsolete inventory, we performed sensitivity analyses on our key assumptions used to determine the provision for excess and obsolete inventory. In general, a ten percent decrease in our overall product demand forecast would result in a corresponding increase in our required provision for excess and obsolete inventory of approximately $500,000.

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

Revenue Recognition

Product sales are generally recorded when our products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from the sale is recognized once these terms have been met. We recognize revenue on certain long-term, fixed price, custom lighting projects using the percentage of completion method measured by the ratio of costs incurred in a period to the estimated total costs to be incurred for each contract. Contract costs include all direct material, direct labor and other indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which such revisions are determined.

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

Product Revenue. Product revenue is derived primarily from the sale of an extensive range of LED-based retrofit lamps and luminaires for specific indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets.

Our product revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on ongoing improvements in LED lighting performance as well as reductions in LED lighting cost. Accordingly, our ability to consistently introduce market leading products, in terms of both performance and cost per lumen, will impact our revenue growth through accelerating the use of LEDs as a replacement for existing lighting technologies as well as by increasing our share of the market. One factor that impacts the cost per lumen of our products is their selling prices. We expect our selling prices to generally decline over time and anticipate that these declines will be offset by increasing sales volume of our products. Our product revenue is also impacted by our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain OEM and retailer customers, specifically The Home Depot, which provides us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue. The Home Depot accounted for 48% and 32% of our total revenue for the years ended December 31, 2012 and 2011, respectively, and we expect revenue from The Home Depot to increase, both in absolute dollars and as a percentage of total revenues, as we further expand the number of our products that we sell to them. Osram Sylvania decreased its purchases during 2012, accounting for 21% of our total revenue for the year ended December 31, 2012 compared to 41% of our total revenue for the year ended December 31, 2011, and we anticipate that Osram Sylvania will not be a significant customer in 2013. The success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products is also critical to our business. As we continue to hire more sales and marketing professionals, we expect to increase the frequency and impact of our activities with potential customers.

Custom Lighting Solutions Revenue. Custom lighting solutions revenue is derived from contracted lighting projects for the production of tailored lighting effects for architects, lighting designers and research. Revenue from custom lighting projects varies from period-to-period depending on the number of active projects and the timing of the progress made on each project. Custom lighting solutions represents an insignificant percentage of total revenue and has decreased as we have increased our focus on our retrofit lamps and luminaires and we expect this trend to continue.

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

While we expect our cost of goods sold to increase in absolute terms as our revenue increases and we expand the scale of our operations, we anticipate it will decline as a percentage of revenue leading to higher gross margin. Key factors driving this planned gross margin improvement include the continued impact of greater purchasing scale, the migration of production to lower cost sites, the qualification of additional suppliers closer to our production sites and improvements in our forecasting, supply chain management and the ability to redesign products to remove or reduce components or utilize lower cost alternative materials. We expect to achieve these improvements in our forecasting and supply chain management through closer collaboration with our customers, the continued enhancement of our ERP system and other initiatives led by our operations team that has recently been enhanced through the addition of experienced personnel.

Our gross margin is also affected by a number of other factors, including the average selling price of our products and our ability to offset declining prices with lower production costs. Our mix of products sold and the customers to whom they are sold also impact our gross margin as certain of our products have higher levels of profitability and we may contractually price our products at lower levels for certain customers based on volume expectations, contract duration and our own cost reduction roadmap. To the extent we have temporary manufacturing or supply chain inefficiencies, implementation of our cost reduction roadmap may be delayed resulting in unplanned declines in gross margin for certain products until these inefficiencies are addressed. Our gross margin is also impacted by foreign exchange rates when we sell our products in currencies that differ from those in which we incur our manufacturing costs. Gross margin for custom lighting solutions is also impacted by our ability to accurately forecast project costs and avoid delays or cost overruns due to technological or manufacturing issues. As we expand our manufacturing capacity, new or re-engineered products move into production and we add new customers, among other factors, our gross margin will continue to fluctuate from period-to-period.

Operating Expenses

Operating expenses consist of sales and marketing, operations, research and development and general and administrative expenses. Personnel-related expenses comprise the most significant component of these expenses. In any particular period, the timing of additional hires or layoffs could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, travel and other out-of-pocket expenses for marketing programs such as trade shows and industry conferences, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in sales and marketing expenses. We intend to aggressively market our expanding product portfolio and build additional and deepen existing relationships with strategic partners, distributors and independent sales agents on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase in both absolute dollars as a percentage of revenue as these initiatives achieve their anticipated result.

Operations Expenses. Operations expenses consist primarily of personnel-related expenses for employees engaged in procurement, supply chain management, logistics and quality assurance activities as well as allocated facilities and other related overhead costs. We expect that our operations expenses will continue to increase in absolute dollars though we believe they will decrease as a percentage of revenue over time.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses for employees involved in executive, finance, human resource and information technology functions, as well as fees for professional services, public company costs and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent and other litigation, are inherently hard to predict and may vary materially from period to period. We expect to incur higher general and administrative expenses as we hire additional personnel and enhance our infrastructure to support the anticipated growth of our business though we believe they will decrease as a percentage of revenue over time.

Restructuring Expenses. We record restructuring expenses associated with management-approved restructuring plans to reorganize one or more of our business functions or to remove duplicative headcount and infrastructure associated with one or more locations. These items primarily include estimates of employee separation costs, non-cash asset impairment charges related to the write-down of equipment and the full amounts payable pursuant to remaining lease obligations (net of anticipated sublease income), which we refer to as accrued rent costs. The timing of associated cash payments is dependent upon the type of restructuring expense and can extend over a multi-year period. Restructuring expenses are recorded based upon planned employee termination dates, site closures and consolidation plans and are not anticipated to be recurring.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Years Ended December 31,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011
Revenue	$127,111,351	$108,981,588	18,129,763	16.6%	100.0%	100.0%
Cost of goods sold	146,902,807	129,187,145	17,715,662	13.7%	115.6%	118.5%
Sales and marketing	18,619,081	18,897,241	(278,160)	-1.5%	14.6%	17.3%
Operations	17,057,336	14,199,162	2,858,174	20.1%	13.4%	13.0%
Research and development	10,071,839	10,670,455	(598,616)	-5.6%	7.9%	9.8%
General and administrative	25,252,045	19,721,022	5,531,023	28.0%	19.9%	18.1%
Write-off of deferred offering costs	—	1,269,318	(1,269,318)	*	0.0%	1.2%
Restructuring expenses	6,212,936	598,037	5,614,899	*	4.9%	0.5%
Impairment of goodwill and other long-lived assets	379,537	4,121,349	(3,741,812)	*	0.3%	3.8%
Depreciation and amortization	8,411,187	4,895,742	3,515,445	71.8%	6.6%	4.5%
Interest income	5,458	153,539	(148,081)	*	0.0%	0.1%
Interest expense, including related party	(4,896,628)	(2,059,588)	2,837,040	137.7%	-3.9%	-1.9%
Decrease in fair value of liabilities under derivative contracts	8,503,480	—	(8,503,480)	*	6.7%	0.0%
Dividends on preferred stock	(1,799,392)	(237,824)	1,561,568	*	-1.4%	-0.2%
Accretion of preferred stock	(7,523,459)	(239,408)	7,284,051	*	-5.9%	-0.2%
Other income, net	165,549	6,526,596	(6,361,047)	*	0.1%	6.0%

Net loss	$(111,340,409)	$(90,434,568)	(20,905,841)	23.1%	-87.6%	-83.0%

*	Variance is not meaningful.

Revenue

Revenue increased $18.1 million, or 16.6%, to $127.1 million for the year ended December 31, 2012 from $109.0 million for the year ended December 31, 2011. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the years ended December 31, 2012 and 2011, the expansion of relationships with key customers for retrofit lamps, including The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. Revenue was negatively impacted by $1.0 million in price adjustments for the year ended December 31, 2012. Revenue was also reduced by a non-cash charge of $458,000 and $2.5 million for the years ended December 31, 2012 and 2011, respectively, which represented the fair-value of the portion of the THD Warrant that vested in September 2012 and June 2011. Excluding the impact of these non-cash charges, our revenue was $127.6 million and $111.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $16.1 million, or 14.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 22.

Cost of goods sold

Cost of goods sold increased $17.7 million, or 13.7%, to $146.9 million for the year ended December 31, 2012 from $129.2 million for the year ended December 31, 2011. The increase in cost of goods sold was primarily due to increased sales, as well as $15.8 million in inventory valuation allowance and $5.6 million in provision for expected losses on non-cancellable purchase commitments. Excluding the impact of the additional provisions, our cost of goods sold was $125.5 million for the year ended December 31, 2012, an increase of $25.4 million or 25.4% over the year ended December 31, 2011 as compared to a 16.6% increase in revenue (14.5% excluding the non-cash charge for the THD Warrant).

Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2012 to 115.6% (or a negative gross margin of 15.6%) as compared to 118.5% (or a negative gross margin of 18.5.0%) for the year ended December 31, 2011. Our gross margin for the years ended December 31, 2012 and 2011 were also negatively impacted by non-cash charges related to the THD Warrant that reduced our revenue by $458,000 and $2.5 million, respectively, and the inventory valuation allowance and provision for expected losses on non-cancellable purchase commitments. Excluding the impact of these provisions, our non-GAAP adjusted gross margin percentage was 1.6% for the year ended December 31, 2012 as compared to a non-GAAP gross margin of 10.2% for the year ended December 31, 2011. See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 22.

Excluding the impact of the additional provisions, cost of goods sold increased as a percentage of revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the mix of products sold, the impact of $1.0 million in price adjustments and an increase of $1.4 million in warranty expense due to increased sales, an increase in the amount of warranty returns and the estimated expenses related to a safety recall for three products that we sold from March 2011 to October 2012.

Sales and marketing

Sales and marketing expenses decreased $278,000, or 1.5%, to $18.6 million for the year ended December 31, 2012 from $18.9 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 14.6% for the year ended December 31, 2012 from 17.3% for the year ended December 31, 2011. The decrease in sales and marketing expenses was primarily due to a $1.1 million decrease in advertising and promotion expense related to a special promotion implemented in 2011 that was not continued in 2012 and a $279,000 decrease in expenses incurred by our Netherlands subsidiary, as a result of our previous restructuring efforts, offset by a $1.0 million increase in commissions to agents as revenue increased.

Operations

Operations expenses increased $2.9 million, or 20.1%, to $17.1 million for the year ended December 31, 2012 from $14.2 million for the year ended December 31, 2011, and increased as a percentage of revenue to 13.4% for the year ended December 31, 2012 from 13.0% for the year ended December 31, 2011. The increase in operations expense was primarily due to a $1.0 million increase in expenditures related to the addition of a distribution facility in Texas in July 2011, a $793,000 increase in personnel-related costs and a $768,000 increase in consulting fees to support our continued growth and implement improvements to our supply chain process during 2012, and a $417,000 increase in expenses related to the expansion of our operations in Mexico during 2011, as 2012 included a full year of expanded operations in Mexico.

Research and development

Research and development expenses decreased $599,000, or 5.6%, to $10.1 million for the year ended December 31, 2012 from $10.7 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 7.9% for the year ended December 31, 2012 from 9.8% for the year ended December 31, 2011. The decrease in research and development expenses was primarily due to a $547,000 decrease in prototyping and external testing expenses resulting from our implementation of cost reduction measures.

General and administrative

General and administrative expenses increased $5.5 million, or 28.0%, to $25.3 million for the year ended December 31, 2012 from $19.7 million for the year ended December 31, 2011, and increased as a percentage of revenue to 19.9% for the year ended December 31, 2012 from 18.1% for the year ended December 31, 2011. The increase in general and administrative expenses was primarily due to a $2.4 million increase in personnel-related costs and a $2.1 million increase in consulting fees to support our continued growth as well as an $841,000 increase in legal fees primarily related to pending litigation.

Write-off of deferred offering costs

We capitalized $1.3 million of legal and accounting costs associated with our proposed underwritten public offering initially. With the extended postponement of the proposed offering, we expensed these capitalized costs to the statement of operations during the year ended December 31, 2011.

Restructuring expenses

Restructuring expenses increased $5.6 million to $6.2 million for the year ended December 31, 2012 from $598,000 for the year ended December 31, 2011. Restructuring expenses for the year ended December 31, 2012 consisted of $4.2 million in severance and termination benefits related to significant headcount reductions in Mexico in May 2012, additional headcount reductions in Mexico in December 2012 and additional headcount reductions in Mexico to be completed in 2013, primarily related to the planned transition of production work to our contract manufacturer in Mexico, the replacement of 10 members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering and the closure of our sales office in Australia. In addition, we recorded a $1.7 million expense for the impairment of leasehold improvements, tooling, production and test equipment in our Mexico plant and $235,000 in costs related to the transfer of production to our contract manufacturer in Mexico from our own facility. Restructuring expenses for the year ended December 31, 2011 consisted of $522,000 of severance and termination benefits related to a headcount reduction and $76,000 for the impairment of tooling, production and test equipment.

Impairment of goodwill and other long-lived assets

As of September 30, 2012, we performed our annual impairment analysis to determine whether any of our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to LSGBV, we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the year ended December 31, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

As of September 30, 2011, we performed our annual impairment analysis to determine whether goodwill or intangible assets were impaired. As a result of our evaluation of our goodwill, we performed an impairment analysis of our amortizable intangible assets related to LED Effects and determined that certain technology and patent intangibles were also impaired. This review included an assessment of industry factors, cash flow projections and other factors we believed relevant. The result of this valuation was that an impairment was necessary for the goodwill and intangible assets related to the previous acquisition of LED Effects in 2007. We also performed an impairment analysis of the intangible assets related to Lamina as of December 31, 2011 due to the continued decline in sales of products related to this 2008 acquisition. As a result of this analysis, we determined that the Lamina intangible assets were materially impaired. These impairments resulted in a write-down of the goodwill and other intangible assets. The following table summarizes the total impairment charges recorded for the year ended December 31, 2011:

Goodwill arising from the acquisition of LED Effects	$1,626,482
Technology and patents acquired on the acquisition of LED Effects	1,252,335
Trademarks acquired on the acquisition of Lamina	590,782
Customer relationships acquired on the acquisition of Lamina	651,750

Total impairment charge	$4,121,349

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million, or 71.8%, to $8.4 million for the year ended December 31, 2012 from $4.9 million for the year ended December 31, 2011, and increased as a percentage of revenue to 6.6% for the year ended December 31, 2012 from 4.5% for the year ended December 31, 2011. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and research and development machinery during the years ended December 31, 2011 and 2010. This increase in depreciation expense was partially offset by a $510,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2011.

Interest income

Interest income decreased $148,000 for the year ended December 31, 2012 to $5,000 from $154,000 for the year ended December 31, 2011. For the year ended December 31, 2012, interest income was primarily due to interest earned by our interest bearing bank account in Australia. For the year ended December 31, 2011, interest income was primarily due to interest earned on the insurance proceeds from the key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer.

Interest expense, including related party

Interest expense, including related party interest, increased $2.8 million, or 137.7%, to $4.9 million for the year ended December 31, 2012 from $2.1 million for the year ended December 31, 2011. The increase in interest expense was primarily due to a $25.0 million increase in the borrowing capacity on the Wells Fargo ABL with the addition of the Ares Letter of Credit Facility in September 2011 and a corresponding increase in our borrowings under the Wells Fargo ABL. Interest expense for the year ended December 31, 2012 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility, $1.6 million of interest expense and fees related to the Wells Fargo ABL, $316,000 of financing fees related to our preferred stock units (the “Series G Preferred Units”), $250,000 of financing fees paid to Pegasus IV related to the Series G Preferred Units and $11,000 of interest expense related to the debt facilities of LSGBV. Interest expense for the year ended December 31, 2011 consisted primarily of $1.0 million of interest and fees related to the Wells Fargo ABL, which we entered into in November 2010, $796,000 of interest related to the Ares Letter of Credit Facility, $69,000 of interest expense related to the debt facilities of LSGBV and $43,000 of interest on an advance from Holdings II on Mr. Gibler’s life insurance policy.

(increase) decrease in fair value of liabilities under derivative contracts

During the year ended December 31, 2012, we consummated the Series H and I Preferred Offering and issued a warrant to Riverwood management (the “Riverwood Warran”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrant decreased by $8.5 million for the period from May 25, 2012, the initial issuance date of the Riverwood Warrant, through December 31, 2012, primarily due to a decrease in the trading price of our common stock during this period. During the year ended December 31, 2011, there were no liabilities under derivative contracts.

Dividends on preferred stock

Dividends on preferred stock of $1.8 million for the year ended December 31, 2012 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011 and converted into Series H Preferred Stock and Series I Preferred Stock pursuant to the Series H and I Preferred Offering on May 25, 2012. Dividends on preferred stock of $238,000 for the year ended December 31, 2011 consisted of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011.

Accretion of preferred stock

Accretion of preferred stock increased $7.3 million for the year ended December 31, 2012 to $7.5 million from $239,000 for the year ended December 31, 2011. For the year ended December 31, 2012, $7.5 million of accretion expense was incurred on the Series G Preferred Stock, due to the conversion of the Series G Preferred Stock into Series H Preferred Stock and Series I Preferred Stock on May 25, 2012. For the year ended December 31, 2011, $239,000 of accretion expense was incurred on the Series G Preferred Stock, underlying the Series G Units, which was classified as a liability.

Other income (expense), net

Other income, net decreased $6.4 million for the year ended December 31, 2012 to other income of $165,000 from other income of $6.5 million for the year ended December 31, 2011. Other income for the year ended December 31, 2012 consisted primarily of $309,000 in realized foreign exchange gains, partially offset by $132,000 in late payment fees and $11,000 in miscellaneous expense. Other income for the year ended December 31, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy, partially offset by a $335,000 loss on disposal of assets and an increase of $174,000 for the impact of foreign exchange transactions at LSGBV and LSG Mexico.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

	Years Ended December 31,		Variance		Percentage of Revenue
	2011	2010	$	%	2011	2010
Revenue	$108,981,588	$53,169,013	55,812,575	105.0%	100.0%	100.0%
Cost of goods sold	129,187,145	59,021,851	70,165,294	118.9%	118.5%	111.0%
Sales and marketing	18,897,241	11,107,379	7,789,862	70.1%	17.3%	20.9%
Operations	14,199,162	4,834,592	9,364,570	193.7%	13.0%	9.1%
Research and development	10,670,455	10,246,511	423,944	4.1%	9.8%	19.3%
General and administrative	19,721,022	17,753,656	1,967,366	11.1%	18.1%	33.4%
Write-off of deferred offering costs	1,269,318	—	1,269,318	*	1.2%	0.0%
Restructuring expense	598,037	1,101,992	(503,955)	-45.7%	0.5%	2.1%
Impairment of goodwill and other long-lived assets	4,121,349	11,548,650	(7,427,301)	*	3.8%	21.7%
Depreciation and amortization	4,895,742	2,867,866	2,027,876	70.7%	4.5%	5.4%
Interest income	153,539	3,450	150,089	*	0.1%	0.0%
Interest expense, including related party	(2,059,588)	(3,501,056)	(1,441,468)	41.2%	-1.9%	-6.6%
Increase in fair value of liabilities under derivative contracts	—	(150,557,529)	(150,557,529)	*	0.0%	-283.2%
Dividends on preferred stock	(237,824)	(3,534,795)	(3,296,971)	*	-0.2%	-6.6%
Accretion of preferred stock	(239,408)	(73,077,280)	(72,837,872)	*	-0.2%	-137.4%
Other income (expense), net	6,526,596	(281,352)	6,807,948	*	6.0%	-0.5%
Income tax benefit	—	(1,123,107)	(1,123,107)	*	0.0%	-2.1%

Net loss	$(90,434,568)	$(295,138,939)	204,704,371	-69.4%	-83.0%	-555.1%

*	Variance is not meaningful.

Revenue

Revenue increased $55.8 million, or 105.0%, to $109.0 million for the year ended December 31, 2011 from $53.2 million for the year ended December 31, 2010. The increase in revenue was primarily a result of increased sales of LED retrofit lamps and luminaires that were introduced during the years ended December 31, 2011 and 2010, the expansion of relationships with key customers for retrofit lamps, including Osram Sylvania, The Home Depot and several branded lighting OEMs, and the continued increase in market adoption of LED lighting for general illumination. The increase in revenue was reduced by a non-cash charge of $2.5 million for the year ended December 31, 2011, which represented the fair-value of the portion of the THD Warrant that vested on June 20, 2011. Excluding the impact of this non-cash charge, our revenue was $111.5 million for the year ended December 31, 2011, an increase of $58.3 million or 109.6% as compared to the year ended December 31, 2010. See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 22.

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

Cost of goods sold as a percentage of revenue increased for the year ended December 31, 2011 to 118.5% (or a negative gross margin of 18.5%) as compared to 111.0% (or a negative gross margin of 11.0%) for the year ended December 31, 2010. Our gross margin for the year ended December 31, 2011 was also negatively impacted by a non-cash charge related to the THD Warrant that reduced our revenue by $2.5 million and the inventory valuation allowance and provision for expected losses on non-cancellable purchase commitments. Excluding the impact of these provisions, our non-GAAP adjusted gross margin percentage was 10.2% for the year ended December 31, 2011. See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 22.

Excluding the impact of the additional provisions, cost of goods sold decreased as a percentage of revenue primarily due to lower materials and overhead costs as a result of increased scale, decreased labor costs associated with the transition of volume to our production facility in Mexico and our lower cost contract manufacturing partner, improved efficiencies in our supply chain and efforts to remove and reduce costs in our products. In particular, we reduced expediting costs during the year ended December 31, 2011 as a result of increased purchases from suppliers closer to our production sites as well as increased awareness of our production needs for recently introduced products. For the year ended December 31, 2011, freight-in was $6.9 million, or 6.3% of revenue, compared to $5.9 million, or 11.1% of revenue, for the year ended December 31, 2010. Gross margin in 2011 was also negatively impacted by the initial production of new products such as security and disc lights and certain products we consider loss leaders, but which generate market demand and secure shelf space.

Sales and marketing

Sales and marketing expenses increased $7.8 million, or 70.1%, to $18.9 million for the year ended December 31, 2011 from $11.1 million for the year ended December 31, 2010, but decreased as a percentage of revenue to 17.3% for the year ended December 31, 2011 from 20.9% for the year ended December 31, 2010. The increase in sales and marketing expenses was primarily due to a $3.2 million increase in personnel related expenses resulting from to the continued expansion of our sales and marketing group as we continued to build our enterprise and national accounts sales teams, a $1.8 million increase in advertising and promotion expense related to the introduction of new products, a $818,000 increase in third party consulting costs for public relations, a $564,000 increase in freight not billed to customers, a $515,000 increase in commission expense associated with the increase in our revenue and a $473,000 increase in travel related expenses.

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

Goodwill arising from the acquisition of LSGBV	$3,529,609
Trademarks acquired on the acquisition of LSGBV	191,500
Customer relationships acquired on the acquisition of LSGBV	1,967,400
License agreements acquired on the acquisition of LSGBV	4,766,500
Trademarks acquired on the acquisition of LED Effects	533,975
Customer relationships acquired on the acquisition of LED Effects	559,666

Total impairment charge	$11,548,650

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

Interest income

Interest income increased $150,000 for the year ended December 31, 2011 to $154,000 from $3,000 for the year ended December 31, 2010. For the year ended December 31, 2011, interest income was primarily due to interest earned on the insurance proceeds from the key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. For the year ended December 31, 2010, interest income was primarily due to interest earned by our interest bearing bank account in Australia.

Interest expense, including related party

Interest expense, including related party interest, decreased $1.4 million, or 41.2%, to $2.1 million for the year ended December 31, 2011 from $3.5 million for the year ended December 31, 2010. This decrease was due primarily to the conversion of the principal and interest amounts underlying the convertible notes payable to Pegasus IV and Philips into Series D Units in March 2010 and the payment in full of the outstanding principal balance on our line of credit with the Bank of Montreal (“BMO”), in April 2010, which resulted in smaller debt balances during the year ended December 31, 2011 in comparison to the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 consisted primarily of $1.0 million of interest and fees related to the Wells Fargo ABL, which we entered into in November 2010; $796,000 of interest related to the Ares Letter of Credit Facility, dated as of September 20, 2011, with Ares Capital; $69,000 of interest expense related to the debt facilities of LSGBV and $43,000 of interest on an advance from Holdings II on Mr. Gibler’s life insurance policy. Interest expense for the year ended December 31, 2010 consisted primarily of $1.0 million of prepaid financing fees related to the issuance of the Series D and Series E Preferred Units in the first half of 2010, $955,000 of interest expense on the convertible notes payable to Pegasus IV and Philips; $906,000 of guaranty fees payable to Pegasus IV related to its guaranty of the BMO line of credit, which we terminated in October 2010; $367,000 of interest expense related to the BMO line of credit; $133,000 of interest expense related to LSGBV’s debt facilities and $53,000 of interest and fees related to the Wells Fargo ABL. Prepaid financing fees were previously amortized over the life of the Series D and Series E Preferred Stock, but we fully expensed such fees as of September 30, 2010 due to the conversion of the Series E Preferred Stock to common stock and the reduction in the expected life of the Series D Preferred Stock due to the then-expected amendment to the terms of the Series D Preferred Stock.

(Increase) decrease in fair value of liabilities under derivative contracts

Prior to the recapitalization, which consisted of, among other things, the conversion of our Series D Units (which consisted of shares of our Series D Non-Convertible Preferred Stock (the “Series D Preferred Stock”) and the warrants issued in conjunction with the Series D Preferred Stock (the” Series D Warrants”)) into shares of common stock and an amended Series D Warrant and the exchange of our Series E Units (which consisted of shares of our Series E Non-Convertible Preferred Stock(the “Series E Preferred Stock”) and the warrant issued in conjunction with the Series E Preferred Stock (the” Series E Warrant”)) for common stock, the Series D Warrants and Series E Warrant were accounted for as liabilities and their fair values were determined using the Monte Carlo valuation method. The fair value of the Series D Warrants increased by $155.5 million from March 3, 2010, the initial issuance date of the Series D Units, through December 22, 2010, the date of conversion of the Series D Units, primarily due to an increase in the price of our common stock during this period. The fair value of the Series E Warrant decreased by $5.0 million from June 23, 2010, the issuance date of the Series E Units, through September 30, 2010, the date of exchange of the Series E Units, primarily due to a decrease in the price of our common stock during this period.

Dividends on preferred stock

Dividends on preferred stock decreased $3.3 million for the year ended December 31, 2011 to $238,000 from $3.5 million for the year ended December 31, 2010. For the year ended December 31, 2011, $238,000 of dividends was accrued on the Series G Preferred Stock, initially issued in November 2011. For the year ended December 31, 2010, $3.5 million of dividends were accrued on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The Series D Units were initially issued in March 2010 and the Series E Units were issued in June 2010.

Accretion of preferred stock

Accretion of preferred stock decreased $72.8 million for the year ended December 31, 2011 to $239,000 from $73.1 million for the year ended December 31, 2010. For the year ended December 31, 2011, $239,000 of accretion expense was incurred on the Series G Preferred Stock. For the year ended December 31, 2010, $73.0 million of accretion expense was incurred on the Series D and Series E Preferred Stock underlying the Series D and Series E Units. The dividends on the preferred stock were being accreted over the life of the Series D and Series E Preferred Stock, but were fully expensed upon the conversion of the Series D Preferred Stock underlying the Series D Units and the exchange of the Series E Preferred Stock underlying the Series E Units into shares of our common stock in December and September 2010, respectively, in conjunction with the Recapitalization Agreement. For the year ended December 31, 2010, $44,000 of accretion expense was also incurred on our 6% Convertible Preferred Stock.

Other income (expense), net

Other income (expense), net increased $6.8 million for the year ended December 31, 2011 to other income of $6.5 million from other expense of $281,000 for the year ended December 31, 2010. Other income for the year ended December 31, 2011 consisted of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy, partially offset by a $335,000 loss on disposal of assets and an increase of $174,000 for the impact of foreign exchange transactions at LSGBV and LSG Mexico. Other expense for the year ended December 31, 2010 was primarily due to the effect of foreign exchange translations at LSGBV.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant net losses as well as negative cash flows from operations. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchase of production equipment and other capital investments. Our primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings, Holdings II and PCA Holdings. Our most recent source of liquidity (the Series H and I Preferred Offering), however, was provided primarily by parties other than Pegasus Capital and its affiliates.

As of December 31, 2012, we had cash and cash equivalents of $15.8 million and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells

Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing under the Wells Fargo ABL. As of December 31, 2012, we had $1.5 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $48.5 million.

On September 25, 2012, we entered into a separate preferred stock subscription agreement (together, the “September 2012 Subscription Agreements”) with each of (i) Portman Limited (“Portman”) and (ii) Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”), pursuant to which we issued an aggregate of 49,000 shares of Series H Preferred Stock (the “Offered Shares”) at a price of $1,000 per Preferred Share (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, we issued warrants (the “September 2012 Warrants”) to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000; 3,406,041; and 593,959 shares of common stock, respectively.

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, we entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus IV, pursuant to which we are obligated to buy from Pegasus IV or its affiliates and Pegasus IV and its affiliates are obligated to sell to us, shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any shares of common stock purchased pursuant to the September 2012 Commitment Agreement would be equal to the consideration paid to us pursuant to the exercise of the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration we would provide to Pegasus IV in exchange for the delivery of the number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares of common stock underlying the September 2012 Warrants.

On May 25, 2012, we entered into the Series H and I Preferred Offering with Riverwood Holdings and certain other purchasers pursuant to which we issued 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 per share, for gross proceeds of $67.1 million. The consummation of this preferred offering constituted a subsequent transaction (as defined in the certificate of designation governing the Series G Preferred Stock) and resulted in the holders of our then outstanding shares of Series G Preferred Stock electing to convert all 52,358 shares of Series G Preferred Stock into 50,001 shares of Series I Preferred Stock and 4,346 shares of Series H Preferred Stock. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to us in connection with the Series H and I Preferred Offering, we issued the “Riverwood Warrant representing the right to purchase 18,092,511 shares of common stock.

From January 1, 2012 through May 18, 2012, we issued an aggregate of 18,250 of the Series G Preferred Units (each Series G Preferred Unit consisting of one share of Series G Preferred Stock and 83 shares of common stock) for total proceeds of $18.3 million. Of these issuances, (a) 6,000 of the Series G Preferred Units were issued to PCA Holdings for total proceeds of $6.0 million; (b) 2,000 of the Series G Preferred Units were issued to Holdings II for total proceeds of $2.0 million; (c) 5,000 of the Series G Preferred Units were issued to Leon Wagner, a member of the board of directors, for total proceeds of $5.0 million; (d) 250 of the Series G Preferred Units were issued to accredited investors for total proceeds of $250,000; and (e) the remaining 5,000 of our Series G Preferred Units were issued to Continental Casualty Company (“Continental”) on January 17, 2012, for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Preferred Units, LSGC Holdings, our largest stockholder and an affiliate of Pegasus Capital, agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. LSGC Holdings was obligated to redeem the preferred membership interests from Continental if we (i) incurred aggregate indebtedness that exceeded (a) the indebtedness permitted under the Wells Fargo ABL, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceeded 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issued outstanding preferred equity securities having an original principal amount of more than $80.0 million in the aggregate.

On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into a letter agreement with LSGC Holdings (the “LSGC Letter Agreement”) pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach of, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap. The terms of the LSGC Letter Agreement and the related obligation to repurchase the shares of common stock previously purchased by Holdings II (the “Repurchase Obligation”), resulted in the establishment of two classes of common stock, for financial reporting purposes only, with common stock attributable to controlling stockholders representing all common stock beneficially owned by Pegasus Capital and its affiliates and common stock attributable to noncontrolling stockholders representing the minority interest stockholders. Upon the fulfillment of the Repurchase Obligation, LSGC Holdings was required to surrender 3,750,000 shares of common stock to us, less any shares of common stock distributed by LSGC Holdings to Continental. Prior to the consummation of the Series H and I Preferred Offering on May 25, 2012, 2,505,000 shares of common stock were available for surrender to us.

Following consummation of the Series H and I Preferred Offering, the amount of outstanding preferred equity securities exceeded $80.0 million in the aggregate and LSGC Holdings was required to redeem the preferred membership interests in LSGC Holdings held by Continental and we were required to make indemnification payments in accordance with the LSGC Letter Agreement. Pursuant to the LSGC Letter Agreement, we made a $16.2 million indemnification payment directly to Continental, which amount represented the cost to redeem the preferred membership interest. The payment consisted of: (i) a cash payment of $10.2 million and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock at $1,000 per share. Continental also surrendered the preferred membership interests in LSGC Holdings and LSGC Holdings surrendered a total of 2,505,000 shares of common stock to us, to be held in treasury stock, at a cost of $3.8 million, based on $1.50 per share, the closing market price of our common stock on May 25, 2012.

We believe we will have sufficient capital to fund our operations for the next 12 months based on our current business plan and the assumptions set forth therein. In future periods, if we do not adequately execute upon our business plan or our assumptions do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. Our sources of liquidity may not be available in an amount or on terms that are acceptable to us.

Contractual obligations

As of December 31, 2012, payments to be made pursuant to significant contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$13,395,188	$13,395,188	$—	$—	$—
Operating lease obligations (2)	4,826,187	1,513,212	1,705,103	1,607,872	—
Capital lease obligations (3)	18,408	4,088	14,320	—	—
Lines of credit (4)	1,501,724	1,501,724	—	—	—
Interest obligations (5)	42,674	42,674	—	—	—

Total	$19,784,181	$16,456,886	$1,719,423	$1,607,872	$—

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
(2)	Operating lease obligations include rental amounts due on leases of certain office and manufacturing space, as well as automobiles, office equipment and manufacturing equipment under the terms of non-cancelable operating leases. These leases expire at various times through February 2018. Some of the lease agreements provide for adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.
(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.
(4)	Lines of credit include principal payments on our various lines of credit, assuming payment will be made on the agreed upon due date for our Wells Fargo ABL.
(5)	Interest obligations represent estimated interest payments on our Wells Fargo ABL, based on the rate as of December 31, 2012 and using the same repayment assumptions outlined above.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Cash flow activities:
Net cash used in operating activities	$(63,934,611)	$(116,206,182)	$(45,390,604)
Net cash used in investing activities	(6,315,944)	(17,703,814)	(6,597,091)
Net cash provided by financing activities	83,078,986	122,536,765	66,321,185

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $63.9 million, $116.2 million and $45.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in operating activities for the year ended December 31, 2012 included certain non-cash reconciliation items comprised primarily of a $15.8 million inventory valuation allowance, $8.5 million of stock-based compensation expense, $8.4 million in depreciation and amortization, $7.5 million accretion of preferred stock, a $5.6 million provision for expected losses on purchase commitments, $2.1 million in goodwill and other long-lived assets impairment, $1.8 million in accrued dividends on preferred stock, $577,000 provision for doubtful accounts and a $458,000 reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2012, partially offset by an $8.5 million decrease in fair value of warrants. The increase in net loss for the year ended December 31, 2012, excluding these non-cash reconciliation items, was primarily a result of increased operating expenses and the reduction in other income due to the one-time receipt of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy in 2011. Net cash used in operating activities for the year ended December 31, 2011 included certain non-cash reconciliation items comprised primarily of a $20.5 million inventory valuation allowance, an $8.5 million provision for expected losses on purchase commitments, a $2.5 million reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2011, a $4.6 million stock-based compensation expense, $4.9 million in depreciation and amortization and $4.1 million in goodwill and other long-lived assets impairment. The decrease in net loss for the year ended December 31, 2011, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses as a percentage of revenue due to our continued growth and the receipt of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy. For the year ended December 31, 2010, non-cash reconciliation items included a $150.6 million increase in fair value of warrants, a $73.1 million accretion of preferred stock, $3.5 million in accrued dividends on preferred stock, $11.5 million in goodwill and other long-lived assets impairment, $2.9 million in depreciation and amortization and $4.8 million of stock-based compensation expense. The increase in net loss for the year ended December 31, 2010, excluding these non-cash reconciliation items, was primarily a result of higher than normal costs for the initial launch of new products and supply chain inefficiencies associated with faster than anticipated growth in demand for our products.

Net cash used in operating activities was driven by our net losses and changes in working capital. For the year ended December 31, 2012, inventories, net of the inventory valuation allowance, increased $5.7 million due to the receipt of materials and components and the build up of finished products and we utilized $14.6 million to decrease accounts payable as we paid down certain outstanding balances. These uses of cash were more than offset by a $15.3 million decrease in accounts receivable due to on-going collection efforts, a decrease of $6.7 million in prepaid expenses and a $2.9 million decrease in accrued expenses and other liabilities. For the year ended December 31, 2011, accounts receivable increased $15.3 million due to the growth in our revenue, inventories increased $42.3 million due to the build-up of materials and components and finished products, prepaid expenses increased $5.7 million and we utilized $10.6 million to decrease accounts payable as we paid down certain outstanding balances. For the year ended December 31, 2010, accounts receivable increased $10.7 million due to the growth in our revenue, inventories increased $14.6 million and prepaid expenses increased $4.0 million. These uses of cash were more than offset by a $29.2 million increase in accounts payable as we increased our procurement activities to support anticipated growth and a $2.5 million increase in accrued expenses and other liabilities.

Investing activities

Cash used in investing activities primarily relates to the purchase of property and equipment and cash consideration for strategic acquisitions. Net cash used in investing activities was $6.3 million, $17.7 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily related to the implementation of our ERP system in 2011 and a decrease in the purchase of manufacturing equipment as our manufacturing facility in Monterrey, Mexico was completed in 2011.

The increase in cash used in investing activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily related to the continued implementation of our ERP system, the purchase of manufacturing equipment and research and development machinery.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $83.1 million, $122.5 million and $66.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash provided by financing activities for the year ended December 31, 2012 included the issuance of Series H Preferred Stock for $108.2 million, issuance of Series G Preferred Stock for $18.3 million, issuance of Series I Preferred Stock for $6.4 million and $894,000 in proceeds from the issuance of common stock under equity compensation plans, partially offset by net repayments on our lines of credit of $32.7 million, the $10.2 million payment in settlement of the Repurchase Obligation and $7.6 million in placement agent commissions on certain private placements. The cash provided by financing activities for the year ended December 31, 2011 included the issuance of common stock for $59.3 million, issuance of Series G Preferred Stock for $34.1 million, net borrowings on our lines of credit of $34.6 million and $1.4 million in proceeds from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on certain private placements and $5.0 million in restricted cash related to the Wells Fargo ABL. The cash provided by financing activities for the year ended December 31, 2010 was a result of proceeds from the issuance of redeemable Series D and Series E Preferred Stock and the issuance of common stock for $25.4 million, $30.0 million and $25.0 million, respectively. These proceeds were partially offset by $13.8 million in net repayments of short- and long-term borrowings.

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

We carried out an evaluation subsequent to the period covered by this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of that evaluation, management has concluded that our internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

Since December 31, 2011, we have implemented certain remediation plans to address the material weaknesses described in our 2011 Annual Report. Specifically during the year ended December 31, 2012 and during the fourth quarter of 2012, we implemented the following important measures, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	enhanced policies and procedures for our IT General Controls to ensure back-up procedures were operating effectively;

•	additional spreadsheet controls and enhanced the management review process specific to our excess and obsolete inventory valuation allowance calculations; and

•	enhanced policies and procedures over management review procedures specific to inputs related to inventory valuation calculations and methodology.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2012 and 2011, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010 and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

April 1, 2013	By:	/S/ JEREMY S.M. CAGE
Jeremy S. M Cage
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ THOMAS C. SHIELDS
Thomas C. Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/S/ JEREMY S. M. CAGE Jeremy S. M. Cage	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013

/S/ THOMAS C. SHIELDS Thomas C. Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

/S/ NICHOLAS BRATHWAITE Nicholas Brathwaite	Chairman of the Board	April 1, 2013

/S/ ANDREW COOPER Andrew Cooper	Director	April 1, 2013

/S/ KAREL ROBERT DEN DAAS Karel Robert den Daas	Director	April 1, 2013

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Director	April 1, 2013

/S/ THOMAS SMACH Thomas Smach	Director	April 1, 2013

/S/ SAMER SALTY Samer Salty	Director	April 1, 2013

/S/ STEVEN WACASTER Steven Wacaster	Director	April 1, 2013

/S/ LEON WAGNER Leon Wagner	Director	April 1, 2013

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and between Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.9	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

4.12	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (B) LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.18	Warrant, dated as of September 25, 2012 and issued to Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.19	Certificate of Increase of Series H Preferred Stock filed with the Secretary of State of Delaware on September 24, 2012 (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.20	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.21	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.22	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.1	Amended and Restated Equity-Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.9	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.16	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Gregory Kaiser (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.18	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.19	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.20	Employment Letter, dated April 28, 2011, between Lighting Science Group Corporation and James Haworth (previously filed as Exhibit 10.1 to the Current report on Form 8-K filed on May 4, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.22	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.25	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.26	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.30	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.31	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.32	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.33	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.34	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.35	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

10.36	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and John T. Stanley (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.37	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and David Henderson (previously filed as Exhibit 10.38 to Amendment No. 2 to the Annual Report on Form 10-K/A filed on May 3, 2012, File No. 0-20354, and incorporated herein by reference).

10.38	Employment Letter, dated as of February 10, 2011, between Lighting Science Group Corporation and Edward Russ (previously filed as Exhibit 10.39 to Amendment No. 2 to the Annual Report on Form 10-K/A filed on May 3, 2012, File No. 0-20354, and incorporated herein by reference).

10.39	Employment Agreement, dated as of November 29, 2012, between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2012, File No. 0-20354, and incorporated herein by reference).

10.40	Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.41	Exchange and Redemption Agreement, dated as May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.42	Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.43	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.44	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.45	Employment Letter, dated as of May 25, 2012, between Lighting Science Group Corporation and Keith Scott (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.46	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.47	Series G Unit Subscription Agreement, dated as of March 28, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.48	Series G Unit Subscription Agreement, dated as of April 12, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.49	Series G Unit Subscription Agreement, dated as of April 13, 2012, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2012, File No. 0-20354, and incorporated herein by reference).

10.50	Series G Unit Subscription Agreement, dated as of May 2, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2012, File No. 0-20354, and incorporated herein by reference).

10.51	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.52	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.53	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (A) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.54	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (B) LP to Lighting Science Group Corporation. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.55	Commitment Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.56	Offer Letter, dated as of August 23, 2012, between Lighting Science Group Corporation and Thomas C. Shields (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.57	Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2012, File No. 0-20354, and incorporated herein by reference).

10.58	Series G Unit Subscription Agreement, dated as of May 18, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.59*	Amendment No. 6 to Loan and Security Agreement and Consent, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent.

10.60*	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder.

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of McGladrey LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

April 1, 2013

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 of Lighting Science Group Corporation and Subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lighting Science Group Corporation and Subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Orlando, FL

April 1, 2011

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,834,077	$3,071,673
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	13,130,387	29,008,313
Inventories, net	28,981,444	44,887,539
Prepaid expenses	2,457,033	9,159,977
Other current assets	683,842	520,660

Total current assets	66,086,783	91,648,162

Property and equipment, net	16,543,113	20,595,723
Intangible assets, net	864,410	989,096
Pegasus Commitment	1,360,000	—
Other long-term assets	739,480	1,417,527

Total assets	$85,593,786	$114,650,508

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Lines of credit	$1,501,724	$34,227,288
Current portion of long-term debt	4,087	11,025
Accounts payable	14,791,213	29,350,816
Provision for losses on non-cancelable purchase commitments	5,678,992	5,806,032
Accrued expenses	6,754,946	3,927,350
Unearned revenue	—	40,999

Total current liabilities	28,730,962	73,363,510

Long-term debt, less current portion	14,321	18,796
Redeemable Series G Preferred Stock, $0.001 par value, authorized 80,000 shares, issued and outstanding 0 and 34,108 shares as of December 31, 2012 and 2011, respectively	—	28,683,703
Riverwood Warrant liability	7,960,705	—
September 2012 Warrants liability	1,360,000	—

Total other liabilities	9,335,026	28,702,499

Total liabilities	38,065,988	102,066,009

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,643 and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	227,288,549	—
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	124,736,627	—

	352,025,176	—

Commitments and contingencies
Stockholders’ (deficit) equity:

Preferred stock, $.001 par value, authorized 100,000,000 shares, 114,051 shares of Series H and 62,365 shares of Series I issued and outstanding as of December 31, 2012 and 34,108 shares of Series G issued and outstanding as of December 31, 2011

Common stock, $.001 par value, authorized 400,000,000 shares, 208,063,486 and 204,815,210 shares issued as of December 31, 2012 and 2011, respectively, 205,558,486 and 204,815,210 shares outstanding as of December 31, 2012 and 2011, respectively	208,063	204,815
Additional paid-in capital	347,686,258	549,603,740
Accumulated deficit	(644,916,568)	(533,576,159)
Accumulated other comprehensive loss	(3,717,631)	(3,647,897)
Treasury stock, 2,505,000 and 0 shares as of December 31, 2012 and 2011, respectively, at cost	(3,757,500)	—

Total stockholders’ (deficit) equity	(304,497,378)	12,584,499

Total liabilities and stockholders’ (deficit) equity	$85,593,786	$114,650,508

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2012	2011	2010
Revenue (net of noncash sales incentives of $458,000 and $2.5 million for 2012 and 2011, respectively)	$127,111,351	$108,981,588	$53,169,013
Cost of goods sold (exclusive of depreciation shown below) (includes inventory valuation allowances of $15.8 million and $20.5 million and provisions for losses on noncancelable purchase commitments of $5.6 million and $8.5 million for 2012 and 2011, respectively)	146,902,807	129,187,145	59,021,851

Gross deficit	(19,791,456)	(20,205,557)	(5,852,838)

Operating expenses:
Sales and marketing (includes related party expenses of $259,000 $918,000 and $379,000 for 2012, 2011 and 2010, respectively)	18,619,081	18,897,241	11,107,379
Operations (includes related party expenses of $397,000 and $122,000 for 2012 and 2011, respectively)	17,057,336	14,199,162	4,834,592
Research and development	10,071,839	10,670,455	10,246,511
General and administrative (includes related party expenses of $1.1 million, $625,000 and $1.1 million for 2012, 2011 and 2010, respectively)	25,252,045	19,721,022	17,753,656
Write-off of deferred offering costs	—	1,269,318	—
Restructuring expenses	6,212,936	598,037	1,101,992
Impairment of goodwill and other long-lived assets	379,537	4,121,349	11,548,650
Depreciation and amortization	8,411,187	4,895,742	2,867,866

Total operating expenses	86,003,961	74,372,326	59,460,646

Loss from operations	(105,795,417)	(94,577,883)	(65,313,484)

Other income (expense):
Interest income	5,458	153,539	3,450
Interest expense	(4,646,628)	(2,016,388)	(616,545)
Related party interest expense	(250,000)	(43,200)	(2,884,511)
Decrease (increase) in fair value of liabilities under derivative contracts	8,503,480	—	(150,557,529)
Dividends on preferred stock	(1,799,392)	(237,824)	(3,534,795)
Accretion of preferred stock	(7,523,459)	(239,408)	(73,077,280)
Other income (expense), net	165,549	6,526,596	(281,352)

Total other (expense) income	(5,544,992)	4,143,315	(230,948,562)

Loss before income tax benefit	(111,340,409)	(90,434,568)	(296,262,046)
Income tax benefit	—	—	(1,123,107)

Net loss	(111,340,409)	(90,434,568)	(295,138,939)
Foreign currency translation loss	(69,734)	(89,486)	(912,296)

Comprehensive loss	$(111,410,143)	$(90,524,054)	$(296,051,235)

Dividend requirements
6% return on Series B Preferred Stock	—	—	784,142
8% return on Series C Preferred Stock	—	—	213,610

Net loss attributable to common stock	$(111,340,409)	$(90,434,568)	$(296,136,691)

Basic and diluted net loss per weighted average common share	$—	$(0.48)	$(6.69)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(1.47)	$—	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(1.92)	$—	$—

Basic and diluted weighted average number of common shares outstanding	—	189,671,299	44,274,077

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	171,336,891	—	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	33,642,080	—	—

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

										Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Treasury Stock	Deficit	Loss	Total
Balance December 31, 2009	2,000,000	$2,000	251,739	$252	29,873,846	$29,874	$116,447,080	$—	$(148,002,652)	$(2,725,958)	$(34,249,404)
Issuance of common stock for directors’ compensation	—	—	—	—	807,070	807	785,016	—	—	—	785,823
Stock based compensation expense	—	—	—	—	—	—	3,837,757	—	—	—	3,837,757
Stock issued under equity compensation plans	—	—	—	—	601,710	601	361,956	—	—	—	362,557
Stock issued for settlement of service fees	—	—	—	—	66,000	67	144,311	—	—	—	144,378
Issuance of common stock in connection with private placement	—	—	—	—	15,625,000	15,625	24,984,375	—	—	—	25,000,000
Exchange of Series B Preferred Stock, Series C Preferred Stock and Series E Units for common stock	(2,000,000)	(2,000)	(251,739)	(252)	32,612,249	32,612	49,718,433	—	—	—	49,748,793
Exchange of Series C Warrants for common stock	—	—	—	—	1,937,420	1,937	(1,937)	—	—	—	—
Exchange of Series D Preferred Stock and dividends for common stock	—	—	—	—	44,072,123	44,072	70,486,367	—	—	—	70,530,439
Reclassification of Series D Warrants to equity	—	—	—	—	—	—	204,492,560	—	—	—	204,492,560
Net loss	—	—	—	—	—	—	—	—	(295,138,939)	—	(295,138,939)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(832,453)	(832,453)

Balance December 31, 2010	—	$—	—	$—	125,595,418	$125,595	$471,255,918	$—	$(443,141,591)	$(3,558,411)	$24,681,511
Issuance of common stock for directors’ compensation	—	—	—	—	286,365	286	944,715	—	—	—	945,001
Stock based compensation expense	—	—	—	—	—	—	3,675,353	—	—	—	3,675,353
Stock issued under equity compensation plans	—	—	—	—	2,380,556	2,381	1,362,247	—	—	—	1,364,628
Issuance of common stock in connection with private placements, net of $1.8 million issuance costs	—	—	—	—	15,779,527	15,780	57,500,651	—	—	—	57,516,431
Issuance of common stock for conversion of debt	—	—	—	—	1,635,800	1,636	6,541,564	—	—	—	6,543,200
Issuance of common stock in exchange for outstanding warrants	—	—	—	—	56,306,580	56,306	(56,306)	—	—	—	—
Issuance of common stock in connection with Series F and G Units	—	—	—	—	2,830,964	2,831	5,898,698	—	—	—	5,901,529
Warrant issued to a customer	—	—	—	—	—	—	2,480,900	—	—	—	2,480,900
Net loss	—	—	—	—	—	—	—	—	(90,434,568)	—	(90,434,568)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(89,486)	(89,486)

Balance December 31, 2011	—	$—	—	$—	204,815,210	$204,815	$549,603,740	$—	$(533,576,159)	$(3,647,897)	$12,584,499
Issuance of restricted stock and options for directors’ compensation	—	—	—	—	658,657	659	1,562,860	—	—	—	1,563,519
Stock based compensation expense	—	—	—	—	—	—	6,947,960	—	—	—	6,947,960
Stock issued under equity compensation plans	—	—	—	—	125,280	124	893,803	—	—	—	893,927
Warrant issued to a customer	—	—	—	—	—	—	458,162	—	—	—	458,162
Issuance of common stock in connection with Series G Units	—	—	—	—	1,514,750	1,515	1,903,169	—	—	—	1,904,684
Issuance of Repurchase Obligation	—	—	—	—	—	—	(12,100,000)		—	—	(12,100,000)
Change in fair value of Repurchase Obligation	—	—	—	—	—	—	(388,175)	—	—	—	(388,175)
Receipt of treasury stock	—	—	—	—	—	—	—	(3,757,500)	—	—	(3,757,500)
Deemed dividends on Series H and I Redeemable Convertible Preferred Stock (including a beneficial conversion feature of $34.6 million)	—	—	—	—	—	—	(203,610,872)	—	—	—	(203,610,872)
Pegasus Commitment	—	—	—	—	—	—	1,600,000	—	—	—	1,600,000
Issuance of common stock in exchange for outstanding Series H Preferred	—	—	—	—	346,000	346	816,215	—	—	—	816,561
Issuance of common stock in exchange for outstanding warrants	—	—	—	—	603,589	604	(604)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(111,340,409)	—	(111,340,409)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(69,734)	(69,734)

Balance December 31, 2012	—	$—	—	$—	208,063,486	$208,063	$347,686,258	$(3,757,500)	$(644,916,568)	$(3,717,631)	$(304,497,378)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(111,340,409)	$(90,434,568)	$(295,138,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,411,187	4,895,742	2,867,866
Impairment of goodwill and other long-lived assets	379,537	4,121,349	11,548,650
Impairment of plant and equipment	1,698,356	—	—
Issuance of restricted stock and stock options for directors’ compensation	1,563,519	945,001	930,202
Non-cash stock option and restricted stock compensation expense	6,947,959	3,675,353	3,837,757
Accretion of preferred stock redemption value	7,523,459	239,408	73,077,280
Non-cash sales incentive	458,162	2,480,900	—
Allowance for doubtful accounts receivable	577,090	2,001,614	604,761
Inventory valuation allowance	15,829,639	20,537,341	2,691,787
Provision for losses on non-cancelable purchase commitments	5,580,993	8,549,202	—
Write-off of deferred offering costs	—	1,269,318	—
Decrease (increase) in fair value of warrants	(8,503,480)	—	150,557,529
Dividends on preferred stock	1,799,392	237,824	3,534,795
Loss on disposal of assets	52,373	460,925	1,198,846
Deferred income tax	—	—	(1,123,107)
Changes in operating assets and liabilities:
Accounts receivable	15,264,498	(15,282,283)	(11,267,920)
Inventories	(5,654,120)	(42,335,216)	(17,257,429)
Prepaid expenses	6,701,545	(5,716,070)	(4,016,820)
Other current and long-term assets	514,865	(825,702)	754,480
Accounts payable	(14,559,603)	(10,637,915)	29,222,471
Accrued expenses and other liabilities	2,861,426	(297,394)	2,467,808
Unearned revenue	(40,999)	(91,011)	119,379

Net cash used in operating activities	(63,934,611)	(116,206,182)	(45,390,604)

Cash flows from investing activities:
Purchase of property and equipment	(5,895,070)	(17,568,135)	(6,651,591)
Capitalized patents	(456,874)	(217,621)	—
Proceeds from sale of property and equipment	36,000	81,942	54,500

Net cash used in investing activities	(6,315,944)	(17,703,814)	(6,597,091)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(32,717,201)	34,619,866	(11,705,199)
Proceeds from long-term borrowings	—	25,700	—
Payment of short and long-term debt	(11,416)	(97,860)	(2,101,423)
Restricted cash related to line of credit	—	(5,000,000)	—
Proceeds from issuance of common stock under equity compensation plans	893,927	1,364,628	362,557
Redemption of 6% Convertible Preferred Stock	(33,830)	—	(596,890)
Payment of 6% Convertible Preferred Stock dividends	—	—	(17,116)
Proceeds from private placement of common stock	—	59,299,928	25,000,000
Proceeds from issuance of mandatorily redeemable Series D Preferred Stock	—	—	25,379,144
Proceeds from issuance of mandatorily redeemable Series E Preferred Stock	—	—	30,000,112
Proceeds from issuance of Series G Preferred Units	18,250,000	34,108,000	—
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	108,199,594	—	—
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	6,364,000	—	—
Payment in settlement of Repurchase Obligation	(10,245,675)	—	—
Placement agent commissions on private placements	(7,620,413)	(1,783,497)	—

Net cash provided by financing activities	83,078,986	122,536,765	66,321,185

Effect of exchange rate changes on cash	(66,027)	(44,796)	(110,838)

Net increase (decrease) in cash	12,762,404	(11,418,027)	14,222,652
Cash and cash equivalents balance at beginning of period	3,071,673	14,489,700	267,048

Cash and cash equivalents balance at end of period	$15,834,077	$3,071,673	$14,489,700

Supplemental disclosures:
Interest paid during the period	$5,038,919	$1,878,635	$565,786

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$12,100,000	$—	$—

Change in fair value of Repurchase Obligation	$388,175	$—	$—

Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$(6,000,000)	$—	$—

Treasury stock received in settlement of Repurchase Obligation	$3,757,500	$—	$—

Deemed dividends on Series H and I Redeemable Convertible Preferred Stock	$(202,105,466)	$—	$—

Pegasus Commitment	$(1,600,000)	$—	$—

Conversion of Series H Preferred Stock to common stock	$346	$—	$—

Conversion of debt to equity	$—	$6,543,200	$—

Conversion of notes payable and accrued interest to Series D Units	$—	$—	$40,590,240

Conversion of accrued guaranty fees and interest to Series D Units	$—	$—	$1,694,482

Conversion of Series D Units to common stock	$—	$—	$275,022,999

Conversion of Series E Units to common stock	$—	$—	$49,748,792

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, intangible assets and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the respective foreign subsidiary. For the operations of Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, the functional currency is the Euro and for the operations of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, the functional currency is the Mexican Peso. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ (deficit) equity and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, the Company had $21,000 and $72,000, respectively, in cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2012, the Company had $19.7 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”) the Company is required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance are reflected as a financing activity in the Consolidated Statement of Cash Flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2012 and 2011, the Company’s accounts receivable are reflected net of an allowance for doubtful accounts of $1.2 million and $1.5 million, respectively.

As of December 31, 2012 and 2011, there were $11.4 million and $19.5 million, respectively of eligible accounts receivable pledged as collateral for the Company’s lines of credit with Wells Fargo and IFN Finance B. V. (“IFN Finance”).

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. The Company uses a standard costing methodology to value its inventories. This costing methodology approximates actual cost on a weighted average basis. The Company reviews and sets its standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each reporting period. Work in process and finished lighting products include raw materials, labor and allocated overhead. Slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory. The write-down of excess and obsolete inventory based on this evaluation creates a new cost basis and is included in cost of goods sold.

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

Intangible Assets

Intangible assets, include patents, technology, trademarks, customer relationships, license agreements and other identifiable assets. Intangible assets with estimable useful lives are amortized over their respective useful live on a straight-line basis. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from eleven to twenty years. Finite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently if events or changes in circumstance indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The provisions of the ASU are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which are effective for years beginning after December 15, 2010, and for interim periods within those years. In the period of initial adoption, the reporting entity shall not be required to provide the disclosures required for any previous periods presented for comparative purposes. The Company adopted the provisions of the ASU in 2010, except for the requirements to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which were adopted in 2011. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements. See note 7 to the Consolidated Financial Statements.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are included in cost of goods sold. Other shipping costs are included in sales and marketing expenses and totaled $2.9 million, $2.7 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Other handling costs are included in operations expense and totaled $2.2 million, $1.1 million and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes the warranty provision during the years ended December 31, 2012 and 2011:

Warranty provision as of December 31, 2010	$610,888
Additions to provision	1,549,869
Less warranty claims	(1,633,851)

Warranty provision as of December 31, 2011	526,906
Additions to provision	2,966,313
Less warranty claims	(1,385,207)

Warranty provision as of December 31, 2012	$2,108,012

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2012 and 2011, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

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

Advertising

Advertising costs, included in sales and marketing expenses, are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $872,000, $2.0 million and $548,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Company’s most recent source of liquidity (the Series H and I Preferred Offering, defined below) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of December 31, 2012, the Company had cash and cash equivalents of $15.8 million and an additional $5.0 million in cash subject to restriction pursuant to the Wells Fargo ABL. The Wells Fargo ABL provides the Company with a borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing under the Wells Fargo ABL. As of December 31, 2012, the Company had $1.5 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $48.5 million.

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

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus IV, pursuant to which the Company is obligated to buy from Pegasus IV or its affiliates shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any Pegasus Commitment will be equal to the consideration paid to the Company pursuant to the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus IV in exchange for the number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants.

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

The Company believes it will have sufficient capital to fund its operations for the next 12 months based on its current business plan and assumptions of future results. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company.

NOTE 4: FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

The Company reviewed the amortizable intangible assets acquired in the acquisition of LSGBV for impairment as of September 30, 2012 primarily due to LSGBV’s ongoing negative cash flows from operations, and these intangible assets were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values

After the Company completed its annual goodwill impairment test as of September 30, 2011, goodwill and amortizable intangible assets related to the acquisition of LED Effects were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values.

The Company’s Series G Preferred Stock was classified as a liability and was carried at its accreted value, which approximated its fair value. The Repurchase Obligation (as defined in Note 9 below) was initially recorded at fair value and was marked to fair value each quarter until it was redeemed on May 25, 2012. The Riverwood Warrant, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 9 below) were initially recorded at fair value and are marked to fair value each quarter. The Company has applied liability accounting to the Series F Preferred Stock (defined in Note 10) and Series G Preferred Stock, which were initially measured at fair value and subsequently measured at present value of the amount to be paid at settlement.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2012, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2012
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Non-recurring):
Property and equipment	$—	$—	$950,000
Intangible assets	—	—	864,410

	$—	$—	$1,814,410

Assets (Recurring):
Pegasus Commitment	$—	$—	$1,360,000

Liabilities (Recurring):
Riverwood Warrant	$—	$—	$7,960,705
September 2012 Warrants	—	—	1,360,000

	$—	$—	$9,320,705

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2012:

		Pegasus	Riverwood	September 2012
	Total	Commitment	Warrant	Warrant
Beginning balance, December 31, 2011	$—	$—	$—	$—
Unrealized losses included in net loss	8,503,480	—	8,503,480	—
Purchases, sales, issuances and settlements	(16,464,185)	1,360,000	(16,464,185)	(1,360,000)
Transfers in or out of Level 3	—	—	—	—

Ending balance, December 31, 2012	$(7,960,705)	$1,360,000	$(7,960,705)	$(1,360,000)

As of December 31, 2011, the Company had goodwill and intangible assets that were accounted for at fair value on a non-recurring basis using Level 3 inputs within the fair value hierarchy. The fair value measurement as of December 31, 2011, was $0 for both the goodwill and intangible assets.

The Company had financial assets that were accounted for at fair value on a recurring basis during the year ended December 31, 2012 related to Series H and Series I Preferred Stock and Warrants (Note 9). As of December 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a recurring basis.

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	December 31, 2012	December 31, 2011
Raw materials and components	$15,150,768	$33,050,569
Work-in-process	1,309,447	3,196,654
Finished goods	12,521,229	8,640,316

Total inventory, net	$28,981,444	$44,887,539

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $2.0 million and $2.4 million as of December 31, 2012 and 2011, respectively.

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded an inventory valuation allowance of $15.8 million, $20.5 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, with the expense included in cost of goods sold. In May 2012, the Company began implementing a new restructuring plan that was built upon the restructuring plan the Company initiated in the third quarter of 2011. The new restructuring plan is designed to further increase efficiencies across the organization and lower the Company’s overall cost structure. As part of this restructuring plan, the Company accelerated its focus on the next generation of products and commenced the end-of-life planning for certain of its current generation of products. As a result, for the year ended December 31, 2012, the Company recorded inventory valuation allowances of $15.8 million related to certain components utilized in and finished products from its current generation of products and provisions for losses on non-cancelable purchase commitments of $5.6 million related to such components, each of which are included in cost of goods sold. As a result of changes in the Company’s business strategy following changes in the Company’s management team and the implementation of the restructuring plan in the third quarter of 2011, the Company recorded an inventory valuation allowance of $20.5 million and a provision for losses on non-cancelable purchase commitments of $8.5 million for the year ended December 31, 2011, each of which are included in cost of goods sold.

As of December 31, 2012 and December 31, 2011, inventories are stated net of inventory valuation allowances (write-downs) of $25.6 million and $19.7 million, respectively. The Company considered a number of factors in estimating the required inventory allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

During the years ended December 31, 2012 and 2011, the Company recorded $5.6 million and $8.5 million, respectively, in provisions for losses on non-cancellable purchase commitments of which $5.7 million and $5.8 million were accrued as of December 31, 2012 and 2011, respectively.

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

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011
Leasehold improvements	$1,627,933	$1,585,126
Office furniture and equipment	1,255,244	1,186,260
Computer hardware and software	8,924,424	6,365,630
Tooling, production and test equipment	19,194,959	16,058,742
Construction-in-process	134,240	1,546,524

Total property and equipment	31,136,800	26,742,282
Accumulated depreciation	(14,593,687)	(6,146,559)

Total property and equipment, net	$16,543,113	$20,595,723

Depreciation related to property and equipment was $8.2 million, $4.2 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the third quarter of 2011 and 2012, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
December 31, 2012:
Technology and intellectual property	$988,629	$(124,219)	$864,410	11.6 to 20.0 years

	$988,629	$(124,219)	$864,410

December 31, 2011:
Technology and intellectual property	$2,282,513	$(1,831,236)	$451,277	1.3 to 20.0 years
Trademarks	409,934	(383,380)	26,554	1.3 years
Customer relationships	2,585,296	(2,120,209)	465,087	0.3 to 3.0 years
License agreements	2,030,010	(1,983,832)	46,178	6.3 years

	$7,307,753	$(6,318,657)	$989,096

Total intangible amortization expense was $203,000, $713,000 and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The fair value of the business related to the acquisition of LED Effects in 2007 and the associated goodwill was estimated using the income approach, which was based on the future, expected cash flows to be generated by LED Effects, discounted to their present values. During the restructuring of the Company’s California based operations, the Company closed its California location and moved the business to the Company’s Satellite Beach, Florida headquarters in October 2010. The portion of the business related to the acquisition of LED Effects incurred a significant reduction in revenue during 2011, which had an impact on the projected cash flows and estimated fair value of the reporting unit. In connection with the restructuring (see note 16) and the Company’s annual impairment test, that the Company recorded an impairment charge of $1.6 million for the year ended December 31, 2011.

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

The Company reviewed the amortizable intangible assets acquired in the acquisition of LSGBV for impairment as of September 30, 2012 primarily due to LSGBV’s ongoing negative cash flows from operations, among other factors. This review included an assessment of the current use of these intangible assets and their estimated useful lives. As a result of this review, the Company recorded an impairment charge of $380,000 for the year ended December 31, 2012.

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

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2013	$25,301
2014	25,301
2015	25,301
2016	25,301
2017	25,301
Thereafter	737,905

$864,410

NOTE 8: SHORT-TERM DEBT

The Company and its subsidiaries had the following balances outstanding under lines of credit and other short-term debt facilities:

	Balance Outstanding as of
Facility	December 31, 2012	December 31, 2011
ABN AMRO Bank, revolving line of credit	$—	$34,732
IFN Finance, working capital line	—	372,422
Wells Fargo, revolving line of credit	1,501,724	33,820,134

	$1,501,724	$34,227,288

ABN AMRO Bank

On February 29, 2012, the Company repaid the outstanding balance on its credit facility with ABN AMRO Bank N.V. (“ABN AMRO”) and closed the facility. ABN AMRO had a senior security interest in the inventory and property and equipment of LSGBV and a secondary security interest in the accounts receivable of LSGBV junior to the security interest of IFN Finance.

IFN Finance

As of December 31, 2012, the Company repaid the outstanding balance on its credit facility with IFN Finance facility and closed the facility. IFN Finance had a senior security interest in all accounts receivable of LSGBV. Interest was payable monthly on this facility and the interest rate was 6.7% per annum as of December 31, 2011. Borrowings under the IFN Finance facility were payable on demand.

Wells Fargo

The Wells Fargo ABL provides the Company with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of December 31, 2012, the Company had $1.5 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $48.5 million. As of December 31, 2012, eligible collateral included $11.4 million of accounts receivable, $13.0 million of inventory and $15.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of (1) the daily three month LIBOR rate; plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL. The interest rate on the Wells Fargo ABL was 3.1% and 4.1% as of December 31, 2012 and 2011, respectively.

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

The Wells Fargo ABL contains customary financial covenants that limit the Company’s ability to incur additional indebtedness or guarantee indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness, make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions; and enter into transactions with affiliates. The Company is also required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million of Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contains customary events of default and affirmative covenants, a subjective acceleration clause, a lockbox requirement and cross default provisions.

On February 24, 2012, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Wells Fargo ABL, which increased the maximum amount of authorized advances or payments to or for the benefit of LSG Mexico in each month from $750,000 to (i) $860,000 for the month ended December 31, 2011, (ii) $1.4 million for the period from January 1, 2012 through March 31, 2012, (iii) $1.5 million for the period from April 1, 2012 through September 30, 2012, and (iv) $1.8 million for October 1, 2012 and for each month thereafter. Amendment No. 5 also provides the Company with borrowing base eligibility for additional accounts receivable. The Company paid Wells Fargo a fee of $5,000 in connection with this amendment.

On April 1, 2013, Wells Fargo agreed to extend the maturity date of the Wells Fargo ABL from November 22, 2013 to April 2, 2014.

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

On April 1, 2013, Ares Capital agreed to extend the maturity date of the Ares Letter of Credit Facility from February 20, 2014 to April 2, 2014.

NOTE 9: SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. The Preferred Shares were recorded at redemption value as of May 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $66.2 million and $47.7 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $113.9 million to additional paid-in capital. There was no change in the redemption value as of December 31, 2012.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the September 2012 Preferred Shares are recorded as mezzanine equity because the September 2012 Preferred Shares have certain conditions that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the September 2012 Preferred Shares to equal the redemption value at the end of each reporting period. The September 2012 Preferred Shares were recorded at redemption value as of September 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $53.6 million to the Series H Preferred Stock and an offset of $53.6 million to additional paid-in capital. There was no change in the redemption value as of December 31, 2012.

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

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus IV, pursuant to which the Company is obligated to buy from Pegasus IV or its affiliates shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any Pegasus Commitment will be equal to the consideration paid to the Company pursuant to the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus IV in exchange for the number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants.

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

Settlement of Repurchase Obligation

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the LSGC Holdings Class C Interests (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of common stock to the Company less any shares of common stock previously distributed by

LSGC Holdings to Continental. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental (the “LSGC Holdings Class C Interests”). See Note 10 for a discussion of the Repurchase Obligation.

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

Riverwood Warrant

The Riverwood Warrant was issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrant represents the right to purchase 18,092,511 shares of common stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $500 million by (ii) the number of shares of common stock underlying the Riverwood Warrant. The Riverwood Warrant provides for certain antidilution adjustments and if unexercised, expires on May 25, 2022.

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $8.5 million for the year ended December 31, 2012 and was included in the decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value as of December 31, 2012 was due primarily to fluctuations in the price of the Company’s common stock.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $240,000 for the period from September 25, 2012 (date of issuance) through December 31, 2012 and was included in additional paid-in capital. The change in fair value as of December 31, 2012 was due primarily to fluctuations in the price of the Company’s common stock.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment for the period from September 25, 2012 (date of issuance) through December 31, 2012 was $240,000 and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

NOTE 10. SERIES F AND SERIES G PREFERRED UNITS AND REPURCHASE OBLIGATION

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

Pursuant to the Series F Subscription Agreement, if, at any time while shares of Series F Preferred Stock remained outstanding, the Company issued securities (other than pursuant to the Company’s equity-based compensation plans) that resulted in gross proceeds to the Company of at least $50.0 million (a “Subsequent Issuance”), the Company was required to notify all holders of Series F Preferred Stock of the terms and conditions of such Subsequent Issuance. Simultaneous with, and subject to the closing of, such Subsequent Issuance, each holder of Series F Preferred Stock had the right to: (i) require the Company to use the proceeds of such Subsequent Issuance to redeem all of such holder’s Series F Preferred Stock or (ii) convert all or a portion of such holder’s Series F Preferred Stock into the securities issued in the Subsequent Issuance on substantially the same terms and conditions governing the Subsequent Issuance. If a holder elected to convert its shares of Series F Preferred Stock, such holder would retain all of the shares of Common Stock issued in conjunction with each converted share of Series F Preferred Stock. All outstanding Series F Preferred Stock were to be redeemed on the later of February 21, 2014 or up to 91 days after a Subsequent Issuance.

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

In connection with the execution of the Series F Subscription Agreement, PCA Holdings purchased 10,000 Series F Units, for an aggregate purchase price of $10.0 million. On November 17, 2011, Leon Wagner, one of the Company’s directors, also purchased 1,500 Series F Units for an aggregate purchase price of $1.5 million.

On December 1, 2011, the Company entered into a Series G Preferred Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, Leon Wagner, a member of the Company’s board of directors and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement, and subsequent subscription agreements on terms substantially similar to the Series G Subscription Agreement entered into between December 2011 and May 2012, the Company issued an aggregate of 52,358 Series G Preferred Units at a price per Series G Preferred Unit of $1,000 for total consideration of $52.4 million. Each Series G Preferred Unit consists of: (i) one share of the Company’s Series G Preferred Stock and (ii) 83 shares of the Company’s common stock. Holdings II purchased an aggregate of 14,958 Series G Preferred Units; PCA Holdings purchased an aggregate of 17,650 Series G Preferred Units; Leon Wagner purchased an aggregate of 6,500 Series G Preferred Units; and the additional accredited investors purchased an aggregate of 13,250 Series G Preferred Units.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of shares of common stock. Subsequent to initial recognition, the Series G Preferred Stock was recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $7.5 million and $239,000 for the years ended December 31, 2012 and 2011, respectively. In conjunction with the Series H and I Preferred Offering, the Company recognized $6.3 million as a loss on the conversion of the Series G Preferred Stock, which is included in the accretion of preferred stock for the year ended December 31, 2012. The Series F Subscription Agreement provided that if the Company issued securities (other than issuances pursuant to the Company’s equity-based compensation plans) which PCA Holdings, in its sole discretion, determined were more favorable than the Series F Units, PCA Holdings would have the right (the “Conversion Right”), at any time prior to November 17, 2013, to require all Series F Unit Purchasers to exchange their Series F Units for such newly issued securities. Upon such occurrence, any outstanding right to purchase Series F Units under the Series F Option would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities.

In connection with the issuance of Series G Preferred Units by the Company, and pursuant to the Conversion Right, PCA Holdings elected to exchange all of its outstanding Series F Units and outstanding Series F Preferred Stock for Series G Preferred Units and Series G Preferred Stock, which required Mr. Wagner to also exchange his Series F Preferred Stock for Series G Preferred Stock. In connection with the exercise of the Conversion Right, (i) the Company exchanged each Series F Preferred Stock for one Series G Preferred Stock and agreed that the Series G Preferred Stock issued to the Series F Preferred Stock purchasers would be deemed to have begun earning and accruing the Dividend (as defined below) as of November 17, 2011 and (ii) the Series F Option was replaced by a right to purchase Series G Preferred Units pursuant to the terms and conditions of the Series G Subscription Agreement (the “Series G Option”). The Company issued 10,000 shares of Series G Preferred Stock to PCA Holdings and 1,500 shares of Series G Preferred Stock to Mr. Wagner pursuant to the Conversion Right. PCA Holdings, Pegasus IV and Holdings II may assign all or any portion of their right to purchase Series G Preferred Units pursuant to the Series G Option to assignees of their choosing. Upon the conversion of the Series F Preferred Stock to Series G Preferred Stock, the Company treated this as an exchange with no remeasurement of the fair value of the Series F Preferred Stock at that time given both the Series F Preferred Shares and Series G Preferred Shares have similar terms. The converted Series F Preferred Stock to Series G Preferred Stock would subsequently be valued consistently with the other outstanding Series G Preferred Stock which is at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. All outstanding shares of Series G Preferred Stock are to be redeemed on the later of February 21, 2014 or up to 91 days after a Subsequent Issuance.

As of December 31, 2011, the Company had issued 34,108 Series G Preferred Units and raised an aggregate of $34.1 million pursuant to the Series G Subscription Agreement and the Series F Subscription Agreement. From January 1, 2012 through May 18, 2012, the Company issued an additional 18,250 Series G Preferred Units for total proceeds of $18.3 million.

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

The following table sets forth the allocation of the proceeds on the Series F and Series G Preferred Units between the fair market value of the common stock and the redeemable preferred shares:

	Total Proceeds	Fair Market Value of Common Stock	Redeemable Preferred Stock
2011:
Series F Preferred Units issued	$11,500,000	$2,204,895	$9,295,105
Series G Preferred Units issued	22,608,000	4,949,768	17,658,232

Total Series F and G Preferred Units	$34,108,000	$7,154,663	$26,953,337

2012:
Series G Preferred Units issued	$18,250,000	$1,904,684	$16,345,316

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

During the years ended December 31, 2012 and 2011, the Company recorded $1.8 million and $238,000, respectively, of dividends expense on the Series G Preferred Stock.

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

On January 17, 2012, in connection with the Class C Amendments, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation arising out of or relating to the Company’s incurrence of indebtedness in excess of the applicable cap or issuance of preferred equity securities in excess of the applicable cap in the Class C Amendments. In exchange, LSGC Holdings agreed to return to the Company 3,750,000 shares of common stock less any shares of common stock that had been previously distributed to Continental (or 2,505,000 shares common stock) in the event the Company was required to settle the Repurchase Obligation. Pursuant to the LSGC Letter Agreement, the Company also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the year ended December 31, 2012, the Company recognized related party interest expense of $250,000.

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

NOTE 11. SERIES D AND SERIES E PREFERRED UNITS

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

The following table sets forth the allocation of the proceeds on the Series D and Series E Units between the fair market value of the warrants and the redeemable preferred shares:

		Fair Market
	Total	Value of	Preferred
Date of Issuance	Proceeds	Warrants	Stock
Series D Units:
March 3, 2010	$40,893,316	$27,644,882	$13,248,434
April 18, 2010	26,681,922	21,236,793	5,445,129
July 9, 2010	88,630	178,898	—

Total Series D Units	$67,663,868	$49,060,573	$18,693,563

Series E Units:
June 23, 2010	$30,000,112	$24,062,443	$5,937,669

NOTE 12: STOCKHOLDERS’ EQUITY AND RECAPITALIZATION AGREEMENT

Common Stock Issuances

On March 14, 2012, in settlement of director fees of $875,000 for the year ended December 31, 2012, the board of directors issued each of its non-employee directors an option to receive either: (i) stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.19 per share, the closing price of the Company’s common stock on March 13, 2012, or (ii) an amount of restricted shares of the Company’s common stock equal to $100,000 as of March 13, 2012. Additionally, each member of the Company’s Audit Committee and Committee of Independent Directors were issued an option to receive either: (i) stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.19 per share, or (ii) an amount of restricted shares of the Company’s common stock having a value equal to $25,000 as of March 13, 2012. The stock options and restricted shares of common stock vest, for directors in office at such time, on the first day of each calendar quarter, commencing January 1, 2012, at the rate of 25% for each quarter. Any stock options issued to a director would expire, if unexercised, on March 13, 2022. Pursuant to the respective elections made by each director, on March 28, 2012, the Company issued a total of 630,254 shares of restricted common stock and stock options to purchase 125,000 shares of the Company’s common stock to its non-employee directors.

On May 25, 2012, in connection with the Series H and I Preferred Offering, six members of the board of directors resigned and five new directors were appointed. Upon the resignation of the board members, 220,594 unvested restricted shares were cancelled and returned to the Company. In settlement of the director fees of the newly appointed directors, which totaled $347,000 for the period from May 25, 2012 through December 31, 2012, and pursuant to the respective elections made by each new director, the Company issued a total of 218,096 shares of restricted common stock and stock options to purchase 15,068 shares of common stock to these non-employee directors.

On September 25, 2012, in connection with the September 2012 Preferred Offering, one new director was appointed to the Board of Directors. In settlement of the director fees of the newly appointed director, which totaled $27,000 for the period from September 25, 2012 through December 31, 2012, and pursuant to the election made by the new director, the Company issued a total of 30,901 shares of restricted common stock to this non-employee director.

For the years ended December 31, 2012 and 2011, the Company recorded expenses of $846,000 and $945,000, respectively, related to the restricted stock awards and $718,000 and $178,000, respectively, related to the stock options issued to the directors.

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

As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants to purchase shares of common stock issued pursuant to that certain Securities Purchase Agreement, dated March 9, 2007 (the “2007 Private Placement Warrants”) adjusted pursuant to the terms of such warrants from $1.60 to $1.18 per share of common stock. The number of shares of common stock into which the 2007 Private Placement Warrants were exercisable also adjusted, pursuant to the terms of such warrants, from 1,273,112 to 1,726,249 shares. The remainder of the 2007 Private Placement Warrants expired in November 2012. In addition, as of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants issued in conjunction with the Company’s Series D Non-Convertible Preferred Stock (the “Series D Warrants”) adjusted pursuant to the terms of such warrants from a range of $5.90 to $5.92 per share of common stock to a range of $5.57 to $5.59 per share of common stock. The number of shares of common stock into which the Series D Warrants were exercisable also adjusted pursuant to the terms of such warrants from 1,171,044 to 1,240,798 shares.

As of December 31, 2012, the Company had the following warrants outstanding for the purchase of common stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in rights offering	Series D Warrants	567,912	$ 5.57 to $ 5.59	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,123,715	$1.95	2014 through 2018
RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022
Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022
Cleantech Europe II (A) LP	Private Placement Series H	3,406,041	$0.72	September 25, 2022
Cleantech Europe II (B) LP	Private Placement Series H	593,959	$0.72	September 25, 2022
Portman Limited	Private Placement Series H	4,000,000	$0.72	September 25, 2022

		31,784,138

As of December 31, 2012, all warrants shown in the table above are fully vested, except those issued to The Home Depot and the September 2012 Warrants. The September 2012 Warrants will become exercisable on October 9, 2015. As discussed above, 1,024,713 shares issuable pursuant to the THD Warrant vested during both the years ended December 31, 2012 and 2011, for total warrants vested of 2,049,486, when the product purchases for these periods satisfied the prescribed vesting conditions.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of December 31, 2012, the Company determined that 1,024,713 shares issuable pursuant to the THD Warrant vested based on purchases made by The Home Depot during each of the years ended December 31, 2012 and 2011, respectively, and, accordingly, recorded a $458,000 and $2.5 million reduction in revenue for the years ended December 31, 2012 and 2011, respectively.

NOTE 13: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the year ended December 31, 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. For the years ended December 31, 2011 and 2010, the Company had a single class of common shares outstanding for financial reporting purposes only. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 10 for further discussion). In addition, net loss attributable to all common stockholders is decreased by deemed dividends for the beneficial conversion feature and the changes in the redemption value on the Series H and I Preferred Stock (See Note 9 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Years Ended December 31,
	2012		2011	2010
	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(93,066,715)	$(18,273,694)	$(90,434,568)	$(296,136,691)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	12,488,175	(12,488,175)	—	—
Deemed dividends due to issuance of Commitment Shares attributable to all shareholders	(1,337,401)	(262,599)	—	—
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	(170,193,331)	(33,417,541)	—	—

Undistributed net loss	$(252,109,272)	$(64,442,009)	$(90,434,568)	$(296,136,691)

Basic and diluted weighted average number of common shares outstanding	171,336,891	33,642,080	189,671,299	44,274,077

Basic and diluted net loss per common share:	$(1.47)	$(1.92)	$(0.48)	$(6.69)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 77.7 million, 9.2 million and 4.9 million common stock equivalents for the years ended December 31, 2012, 2011 and 2010, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 14: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 81.3% of the Company’s common stock as of December 31, 2012.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the year ended December 31, 2012, the Company recognized interest expense of $250,000 due to the conversion of the Series G Preferred Stock into Series H and I Preferred Stock. For the year ended December 31, 2011, the Company recognized interest expense of $43,000 related to the advance from Holdings II on the key-man life insurance policy for the Company’s former Chief Executive Officer and Chairman of the Board, Zachary Gibler. For the year ended December 31, 2010, the Company recognized interest expense of $2.9 million in combined interest expense, guaranty fees and transaction fees related to the convertible note issued to Pegasus IV and Pegasus IV’s promissory notes. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company recorded $313,0000, $625,000 and $1.1 million, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in general and administrative expenses.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who served as the Company’s Chief Executive Officer from October 19, 2012 through January 1, 2013 and is currently the Company’s Chief Operations Officer. During the year ended December 31, 2012, the Company recorded $70,000 of management fees pursuant to the Riverwood Support Services Agreement, included in general and administrative expenses. During the year ended December 31, 2012, the Company incurred $1.0 million of consulting fees for services provided by Riverwood, of which $28,000 were included in sales and marketing expenses, $357,000 were included in operations expenses and $647,000 were included in general and administrative expenses.

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

During the years ended December 31, 2012, 2011 and 2010, the Company incurred consulting fees of $118,000, $369,000 and $0, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital, which were included in sales and marketing expense.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred consulting fees of $40,000 $122,000 and $0, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in operations expense. T&M Protection Resources is a security company affiliated with Pegasus Capital.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred consulting fees of $174,000, $549,000 and $379,000, respectively, for public relations and corporate communications services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company. For the year ended December 31, 2012, $113,000 were included in sales and marketing expense and $62,000 were included in general and administrative expenses. For the years ended December 31, 2011 and 2010, these fees were included in sales and marketing expenses.

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

NOTE 15: EQUITY BASED COMPENSATION PLANS

On July 26, 2005, a predecessor company adopted the Lighting Science Group Corporation 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”), and a proposal to implement such plan was approved at the annual stockholders’ meeting in August 2005. In April 2008, the Company’s Board of Directors amended, restated and renamed the 2005 Plan (the “Equity Plan”), and a proposal to approve the Equity Plan was approved at the annual stockholders’ meeting in October 2008. On August 31, 2009, the Board of Directors approved an amendment to the Equity Plan that among other things increased the total number of shares of common stock available for issuance thereunder from 5,000,000 shares to 20,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on May 26, 2010. On February 10, 2011, the Board of Directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 20,000,000 shares to 28,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on August 10, 2011. On July 5, 2012, the Board of Directors approved an additional amendment to the Equity Plan that increased the total number of shares of common stock available for issuance thereunder from 28,000,000 shares to 55,000,000 shares. Such amendment was subsequently approved at the annual stockholders’ meeting on September 13, 2012.

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

The Board of Directors may also issue stock-based awards to the Company’s nonemployee directors who wish their awards to be issued to an entity other than an individual under the Directors Stock Plan (the “Directors Plan”). As of December 31, 2012, the Company has reserved an aggregate of 1,000,000 shares of common stock for issuance under the Directors Plan.

Stock Option Awards

The following table summarizes stock option activity for all of the Company’s stock option plans as of December 31, 2012 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	13,067,849	$1.75
Granted	23,783,280	1.33
Exercised	(771,684)	1.05
Forfeited or expired	(4,201,918)	1.99

Outstanding as of December 31, 2012	31,877,527	$1.42	6.88	$—

Vested or expected to vest as of December 31, 2012	28,725,100	$1.43	6.79	$—

Exercisable as of December 31, 2012	11,309,677	$1.42	5.45	$—

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on December 31, 2012 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2012. This value fluctuates with the changes in the price of the Company’s common stock. As of December 31, 2012, there was $23.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.35 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.74 - $0.99	708,000	9.75	$0.88	—	$—
$1.00 - $1.00	7,619,161	5.39	1.00	7,102,411	1.00
$1.01 - $1.26	367,500	7.36	1.12	92,500	1.20
$1.34 - $1.34	19,467,899	7.71	1.34	2,148,174	1.34
$1.35 - $5.05	3,696,967	5.05	2.83	1,948,592	2.98
$7.40 - $7.40	5,500	4.11	7.40	5,500	7.40
$10.80 - $10.80	12,500	2.50	10.80	12,500	10.80

Total	31,877,527	6.88	$1.42	11,309,677	$1.42

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted average grant date fair value per share of options	$1.02	$3.66	$1.00
Total intrinsic value of options exercised	$339,649	$3,044,903	$659,148

Restricted Stock Awards

On April 28, 2011, the Company issued restricted stock awards (“RSAs”) to James Haworth, the Company’s former Chief Executive Officer, for a total of 1,000,000 shares of common stock. The vesting schedule for these RSAs is 100% vested on the fourth anniversary of the grant date. On May 18, 2012, upon the resignation of Mr. Haworth, 736,111 unvested shares of restricted stock were cancelled and returned to the Company

For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense related to RSAs of $1.2 million, $484,000 and $(14,000), respectively.

A summary of nonvested shares of RSAs outstanding under all of the Company’s RSA plans as of December 31, 2012 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2011	1,000,000	$3.50
Granted	879,251	1.26
Vested	(922,546)	1.92
Forfeited	(956,705)	2.97

Nonvested as of December 31, 2012	—	$—

The fair value of the restricted stock that vested during the years ended December 31, 2012 and 2011 was $1.2 million and $419,000, respectively. As of December 31, 2012, there was $0 of unrecognized compensation cost related to restricted stock granted under the Company’s RSA plans.

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

The Company recorded stock option expense of $7.3 million, $3.2 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2012	2011	2010
Exercise price	$0.74 - $1.59	$2.50 - $5.05	$1.00 - $3.31
Fair market value of the underlying stock on date of grant	$0.74 - $1.59	$2.50 - $5.05	$0.85 - $3.31
Stock Option Grants:
Risk-free interest rate	0.60% - 1.24%	0.92% - 2.37%	1.33% - 2.61%
Expected life, in years	2.00 - 6.25	4.00 - 6.25	0.12 - 6.25
Expected volatility	97.25% - 103.17%	71.10% - 100.05%	63.4% - 86.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected forfeiture rate	8.78%	8.78%	23.0%
Fair value per share	$0.59 - $1.24	$1.91 - $3.29	$0.29 - $2.28

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

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of common stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the initial offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of common stock of the Company, but may not purchase more than 2,000 shares per year. For the 2012 offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of common stock of the Company. The purchase price for each purchase period will be 85% of the fair market value of a share of common stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During 2012 and 2011, the Company issued 89,707 shares and 13,705 shares of its common stock to certain employees under the 2011 ESPP at prices ranging from $0.93 to $2.32 per share.

NOTE 16: RESTRUCTURING EXPENSES

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

On September 24, 2012, the Company’s Board of Directors committed to the Mexico Closing. The Company expects that the Mexico Closing will be substantially completed by July 2013 and will include the termination of employment of approximately 520 employees. As of December 31, 2012, the Company had incurred expenses and charges related to the Mexico Closing of $1.7 million in severance and $1.7 million in non-cash asset impairment. The restructuring charges are included in the line item restructuring expenses in the consolidated statements of operations and comprehensive loss.

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

A summary of the restructuring and other costs recognized for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Amounts expected to be incurred	$5,641,100	$356,154	$3,436,260	$9,433,514
Amounts incurred in:
2010	961,437	356,154	385,243	1,702,834
2011	521,632	—	76,405	598,037
2012	4,158,032	—	2,054,904	6,212,936

Cumulative amount incurred as of December 31, 2012	$5,641,100	$356,154	$2,516,552	$8,513,936

The expenses for the year ended December 31, 2010 were partially offset by the $601,000 gain on the exit of LEDS Japan, the Company’s Japanese operation.

As of December 31, 2012 and 2011, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess
	Reduction	Facilities	Total
Accrued liability as of December 31, 2010	$163,777	$467,307	$631,084
Charges	521,632	—	521,632
Payments	(317,241)	(292,468)	(609,709)

Accrued liability as of December 31, 2011	$368,168	$174,839	$543,007
Charges	4,158,032	—	4,158,032
Payments	(2,905,244)	(174,839)	(3,080,083)

Accrued liability as of December 31, 2012	$1,620,956	$—	$1,620,956

The remaining accrual as of December 31, 2012, of $1.6 million is expected to be paid during the year ending December 31, 2013.

The restructuring and other related charges are included in the line item restructuring expenses in the consolidated statement of operations.

NOTE 17: INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax provision (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Loss before taxes
Domestic	$(108,719,057)	$(88,529,365)	$(280,248,240)
Foreign	(2,621,352)	(1,905,203)	(16,013,806)

Total	$(111,340,409)	$(90,434,568)	$(296,262,046)

Deferred income tax expense (benefit)
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	(1,123,107)

Deferred income tax benefit	$—	$—	$(1,123,107)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Loss before taxes	$(111,340,409)	$(90,434,568)	$(296,262,046)

Income tax benefit applying United States federal statutory rate of 34%	$(37,855,739)	$(30,747,753)	$(100,729,096)
State taxes, net of federal benefit	(2,472,538)	(2,101,978)	(1,862,197)
Permanent differences
Accretion of preferred stock	2,869,489	81,399	24,846,275
Preferred stock dividends	128,850	80,860	1,201,830
Derivative fair value adjustment	(2,891,183)	—	51,189,560
Qualified stock option expense	—	—	754,640
Goodwill impairment	—	978,797
Life insurance proceeds	—	(2,380,000)	—
Other	87,336	110,030	—
Increase in valuation allowance	37,172,107	31,771,303	27,396,343
Change in effective tax rate—United States	—	2,333,139	(4,138,374)
Change in effective tax rate—foreign	—	266,728	406,760
Expiration/true up of NOL’s	2,594,689	—	—
Rate difference between United States federal statutory rate and Netherlands statutory rate	366,989	—	2,241,933
Other	—	(392,525)	(2,430,781)

Income tax expense (benefit)	$—	$—	$(1,123,107)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$114,627,328	$84,966,611
Net operating loss carryforwards recorded by foreign subsidiary	3,373,358	2,945,626
Charitable contribution carryforward	35,681	31,714
Stock based compensation	5,032,075	2,190,217
Inventories	9,017,002	6,538,048
Reserve for losses on non-cancelable purchase commitments	2,439,522	1,727,951
Accounts receivable	366,973	501,188
Warranty liability	725,723	191,194
Accrued vacation	—	247,767
Goodwill impairment on asset acquisition	943,552	450,867
Accrued compensation	321,906	—
Accrued legal expenses	107,277	—
Depreciation	18,303	—
Accrued Florida use tax	223	45,633

Total deferred tax assets	137,008,923	99,836,816
Valuation allowance	(136,840,211)	(99,668,104)

Total deferred tax assets after valuation allowance	$168,712	$168,712

Deferred tax liabilities
Stock losses	$(168,712)	$(168,712)

Total deferred tax liabilities	(168,712)	(168,712)

Net deferred tax assets (liabilities)	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $136.8 million valuation allowance as of December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $37.2 million.

As of December 31, 2012, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards
2016	$—	$3,869,995
2017	—	4,265,206
2018	13,760,592	4,692,440
2019	2,293,432	908,706
2020	1,473,066	2,139,560
2021	2,769,043	—
2022	1,840,300	—
2023	2,031,270	—
2024	3,353,481	—
2025	2,293,432	—
2026	2,293,432	—
2027	9,937,230	—
2028	33,456,349	—
2029	33,916,312	—
2030	50,887,617
2031	67,057,312
2032	89,797,529

Total	$317,160,397	$15,875,907

At the time of the reverse merger transaction and resulting change in control, the Company had accumulated approximately $75.0 million in loss carryforwards. As a result of the change in control, the Company is limited by Section 382 of the Internal Revenue Code in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These loss carryforwards expire from 2016 through 2032. To the extent the Company is able to utilize available loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2012, 2011 and 2010.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2012, the Company’s income tax returns prior to 2009 and 2008 are closed to examination for federal and state purposes, respectively. Additionally, income tax returns filed in the Netherlands for the 2010 and 2011 tax years have received a final assessment from the taxing authorities. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

NOTE 18: GEOGRAPHIC INFORMATION

For the years ended December 31, 2012, 2011 and 2010, the Company has determined that the United States and the Netherlands were the only regions from which the Company generated more than 10% of its revenue. The following tables set out the total revenue and total assets of the geographical regions:

	For the Years Ended December 31,
Total Revenues by Geographical Region	2012	2011	2010
United States	$122,883,709	$101,189,399	$42,223,225
The Netherlands	3,426,211	6,218,034	8,843,899
Other	801,431	1,574,155	2,101,889

	$127,111,351	$108,981,588	$53,169,013

	As of December 31,
Total Assets by Geographical Region	2012	2011
United States	$79,726,080	$104,919,955
Mexico	3,798,101	4,912,973
The Netherlands	1,649,413	2,648,464
Other	420,192	2,169,116

	$85,593,786	$114,650,508

NOTE 19: CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 2012, 2011 and 2010, the Company had two customers whose revenue collectively represented 70%, 73% and 56% of total revenue, respectively.

As of December 31, 2012 and 2011, the Company had two customers whose accounts receivable balance collectively represented 77% and 69% of accounts receivables, net of allowances, respectively.

NOTE 20: COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2012, the Company had $13.4 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2012, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2013	$1,517,300
2014	895,885
2015	823,538
2016	762,650
2017	724,476
Thereafter	120,746

$4,844,595

During the years ended December 31, 2012, 2011 and 2010, the Company incurred rent expense of $2.3 million, $2.6 million and $1.4 million, respectively.

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names as defendants the Company; Pegasus Capital Advisors, L.P. (“Pegasus”) and nine other entities affiliated with Pegasus; Richard Weinberg, a former Director and former interim CEO of the Company and a former partner of Pegasus; Gregory Kaiser, a former CFO of the Company; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violation of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

The Company has retained counsel, denies liability in connection with this matter, and intends to vigorously defend against the claims asserted by Geveran. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claims. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on the Company.

On August 3, 2012, the Company and its co-defendants filed a motion to transfer this lawsuit from Broward County to the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The Company and its co-defendants are currently appealing the denial of their motion to transfer the lawsuit to Brevard County. During the pendency of the appeal, the litigation is proceeding in Orange County (Case No. 2012-CA-020121-O).

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also been paying, and expects to continue to pay, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claim for rescission, that a grant of the remedy of rescission is unlikely and the amount of possible loss, if any, cannot be reasonably estimated.

During October 2011, the Company was notified of a contract dispute between LSGBV and one of its distributors in which the distributor is seeking monetary damages of approximately $1.2 million. Arbitration was held before the International Chamber of Commerce, in The Hague, in January 2013, and a decision is expected to be rendered shortly, following the completion of a report by a panel-appointed economics expert. The Company estimates a loss of up to $300,000 in connection with this matter, and has accrued that approximate amount in its financial statements.

NOTE 21: DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the years ended December 31, 2012 and 2011, the Company contributed $332,000 and $194,000, respectively, to the 401(k) Plan. No contributions were made to the 401(k) Plan for the years ended December 31, 2010.

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2012 and 2011:

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$38,938,981	$30,073,451	$32,056,779	$26,042,140
Gross margin	3,920,992	(20,266,275)	(475,431)	(2,970,742)
Net loss	(18,524,116)	(50,429,655)	(23,995,506)	(18,391,132)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.01)	$(0.98)	$(0.37)	$(0.09)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.51)	$(0.94)	$(0.37)	$(0.09)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$21,218,416	$23,441,614	$27,350,283	$36,971,275
Gross margin	(1,518,969)	1,375,859	(25,126,342)	5,063,895
Net loss	(16,361,792)	(7,180,563)	(49,084,542)	(17,807,671)
Basic and diluted net loss per weighted average common share	$(0.10)	$(0.04)	$(0.25)	$(0.09)

NOTE 23: VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2012	$1,513,611	2,720	577,090	—	(905,055)	$1,188,366
2011	$851,191	(9,133)	2,001,614	—	(1,330,061)	$1,513,611
2010	$620,664	(28,275)	604,761	—	(345,959)	$851,191
Inventory valuation allowance
2012	$19,741,880	16,983	15,829,639	5,708,033	(15,675,923)	$25,620,612
2011	$4,338,665	(32,485)	20,537,341	2,743,170	(7,844,811)	$19,741,880
2010	$7,842,604	(230,112)	2,691,787	—	(5,965,614)	$4,338,665
Provision for purchase commitments
2012	$5,806,032	—	5,580,993	(5,708,033)	—	$5,678,992
2011	$—	—	8,549,202	(2,743,170)	—	$5,806,032
2010	$—	—	—	—	—	$—