Form 10-Q
period 2013-03-31
LIGHTING SCIENCE GROUP CORP
filed 2013-05-13
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 9, 2013, was 206,103,273 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,615,317	$15,834,077
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	9,164,189	13,130,387
Inventories, net	25,220,634	28,981,444
Prepaid expenses	2,761,742	2,457,033
Other current assets	638,400	683,842

Total current assets	52,400,282	66,086,783

Property and equipment, net	14,263,505	16,543,113
Intangible assets, net	1,230,755	864,410
Pegasus Commitment	1,520,000	1,360,000
Other long-term assets	577,682	739,480

Total assets	$69,992,224	$85,593,786

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$10,524,947	$1,501,724
Current portion of long-term debt	4,190	4,087
Accounts payable	7,710,605	14,791,213
Provision for losses on non-cancelable purchase commitments	2,987,866	5,678,992
Accrued expenses	6,525,675	6,754,946

Total current liabilities	27,753,283	28,730,962

Long-term debt, less current portion	13,023	14,321
Riverwood Warrant liability	7,598,855	7,960,705
September 2012 Warrants liability	1,520,000	1,360,000

Total other liabilities	9,131,878	9,335,026

Total liabilities	36,885,161	38,065,988

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,643 shares issued and outstanding as of March 31, 2013 and December 31, 2012	227,288,549	227,288,549
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of March 31, 2013 and December 31, 2012	124,736,627	124,736,627

	352,025,176	352,025,176

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value, authorized 100,000,000 shares, 113,643 shares of Series H and 62,365 shares of Series I issued and outstanding as of March 31, 2013 and December 31, 2012
Common stock, $.001 par value, authorized 400,000,000 shares, 208,597,524 and 208,063,486 shares issued as of March 31, 2013 and December 31, 2012, respectively, 206,092,524 and 205,558,486 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	208,597	208,063
Additional paid-in capital	350,022,668	347,686,258
Accumulated deficit	(661,394,772)	(644,916,568)
Accumulated other comprehensive loss	(3,997,106)	(3,717,631)
Treasury stock, 2,505,000 shares as of March 31, 2013 and December 31, 2012, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(318,918,113)	(304,497,378)

Total liabilities and stockholders’ deficit	$69,992,224	$85,593,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue (net of noncash sales incentives of $31,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively)	$19,981,607	$38,938,981
Cost of goods sold (exclusive of depreciation shown below)	18,113,115	35,017,989

Gross margin	1,868,492	3,920,992

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $615,000 and $290,000 for the three months ended March 31, 2013 and 2012, respectively)	13,087,252	15,328,126
Research and development	2,386,843	2,350,405
Restructuring expenses	99,004	—
Depreciation and amortization	2,265,702	1,973,333

Total operating expenses	17,838,801	19,651,864

Loss from operations	(15,970,309)	(15,730,872)

Other income (expense):
Interest income	516	3,278
Interest expense	(875,943)	(1,094,034)
Related party interest expense	—	(22,591)
Decrease in fair value of liabilities under derivative contracts	361,850	—
Dividends on preferred stock	—	(1,022,556)
Accretion of preferred stock	—	(675,678)
Other income, net	5,682	18,336

Total other income (expense)	(507,895)	(2,793,245)

Loss before income tax expense	(16,478,204)	(18,524,117)

Income tax expense	—	—

Net loss	(16,478,204)	(18,524,117)

Foreign currency translation (loss) income	(279,475)	29,744

Comprehensive loss	$(16,757,679)	$(18,494,373)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.01)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.51)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,632,589	172,294,331

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	34,946,783	32,353,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(3,757,500)	$(644,916,568)	$(3,717,631)	$(304,497,378)
Issuance of restricted stock and options for directors’ compensation	—	—	20,495	—	—	—	20,495
Stock based compensation expense	—	—	2,267,109	—	—	—	2,267,109
Stock issued under equity compensation plans	534,038	534	17,723	—	—	—	18,257
Warrant issued to a customer	—	—	31,083	—	—	—	31,083
Net loss	—	—	—	—	(16,478,204)	—	(16,478,204)
Foreign currency translation adjustment	—	—	—	—	—	(279,475)	(279,475)

Balance March 31, 2013	208,597,524	$208,597	$350,022,668	$(3,757,500)	$(661,394,772)	$(3,997,106)	$(318,918,113)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(16,478,204)	$(18,524,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,265,702	1,973,333
Impairment of plant and equipment	1,328	—
Issuance of restricted stock and stock options for directors’ compensation	20,495	240,759
Stock based compensation expense	2,267,109	1,046,034
Accretion of preferred stock redemption value	—	675,678
Non-cash sales incentive	31,083	374,307
Allowance for doubtful accounts receivable	—	452,460
Inventory valuation allowance	316,235	68,142
Decrease in fair value of warrants	(361,850)	—
Dividends on preferred stock	—	1,022,556
Loss (gain) on disposal of assets	239,237	(36,000)
Changes in operating assets and liabilities:
Accounts receivable	3,994,397	6,612,754
Inventories	1,352,205	(8,878,950)
Prepaid expenses	(304,119)	(236,104)
Other current and long-term assets	207,240	(110,855)
Accounts payable	(6,982,666)	1,932,664
Accrued expenses and other liabilities	(816,080)	(677,915)
Unearned revenue	—	47,025

Net cash used in operating activities	(14,247,888)	(14,018,229)

Cash flows from investing activities:
Purchase of property and equipment	(510,727)	(2,175,046)
Capitalized patents	(372,139)	(90,192)
Proceeds from sale of property and equipment	287,347	36,000

Net cash used in investing activities	(595,519)	(2,229,238)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	9,023,223	1,785,737
Payment of short and long-term debt	(1,195)	(7,936)
Proceeds from issuance of common stock under equity compensation plans	18,257	552,232
Proceeds from issuance of Series G Preferred Units	—	11,250,000

Net cash provided by financing activities	9,040,285	13,580,033

Effect of exchange rate changes on cash	(415,638)	(12,952)

Net decrease in cash	(6,218,760)	(2,680,386)
Cash and cash equivalents balance at beginning of period	15,834,077	3,071,673

Cash and cash equivalents balance at end of period	$9,615,317	$391,287

Supplemental disclosures:
Interest paid during the period	$815,497	$1,174,706

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$—	$(13,700,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures products internally and through its contract manufacturers in Mexico, China and India.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results of the Company for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of both March 31, 2013 and December 31, 2012, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $1.2 million.

As of March 31, 2013 and December 31, 2012, there were $8.5 million and $11.4 million, respectively, of eligible accounts receivable pledged as collateral for the Company’s line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”).

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

For smaller or shorter term custom lighting design projects or projects where estimated total costs cannot be determined, revenue is recognized using the completed contract method where recognition occurs upon substantial completion and acceptance by the customer of the project. Amounts received as deposits against future completion of completed contract method projects are recorded as unearned revenue until such projects are completed and title passes to the customer.

Fair Value Measurements

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at amounts that approximate their fair value due to the short-term maturity of these instruments.

The Riverwood Warrant, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 8 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Company’s most recent source of liquidity (the Series H and I Preferred Offering, defined in Note 8 below) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of March 31, 2013, the Company had cash and cash equivalents of $9.6 million and an additional $5.0 million in cash subject to restrictions pursuant to the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). The Wells Fargo ABL provides the Company with a borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing under the Wells Fargo ABL.

On March 31, 2013, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Wells Fargo ABL, which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) the Company’s consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million. As of March 31, 2013, the Company had $10.5 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $37.3 million.

The Company believes that it will have sufficient capital to fund its operations for the next 12 months based on its current business plan and assumptions of future results. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/ or further reduce its expenditures of cash. The Company’s sources of liquidity may not be available in an amount or on terms that are acceptable to the Company.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	March 31, 2013	December 31, 2012

Raw materials and components	$11,521,103	$15,150,768
Work-in-process	1,053,958	1,309,447
Finished goods	12,645,573	12,521,229

Total inventory, net	$25,220,634	$28,981,444

As of March 31, 2013 and December 31, 2012, inventories were stated net of inventory valuation allowances of $15.9 million and $25.6 million, respectively. The Company considered a number of factors in estimating the required inventory valuation allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	March 31, 2013	December 31, 2012

Leasehold improvements	$1,639,988	$1,627,933
Office furniture and equipment	1,249,322	1,255,244
Computer hardware and software	8,927,387	8,924,424
Tooling, production and test equipment	18,732,338	19,194,959
Construction-in-process	298,285	134,240

Total property and equipment	30,847,320	31,136,800
Accumulated depreciation	(16,583,815)	(14,593,687)

Total property and equipment, net	$14,263,505	$16,543,113

Depreciation related to property and equipment was $2.3 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values and their net book values are detailed below as of March 31, 2013 and December 31, 2012:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2013:
Technology and intellectual property	$1,357,468	$(126,713)	$1,230,755	11.3 to 20.0 years

December 31, 2012:
Technology and intellectual property	$988,629	$(124,219)	$864,410	11.6 to 20.0 years

Total intangible amortization expense was $6,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6. LINES OF CREDIT

Wells Fargo

The Wells Fargo ABL provides the Company with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of March 31, 2013 and December 31, 2012, the Company had $10.5 million and $1.5 million, respectively, outstanding under the Wells Fargo ABL and additional borrowing capacity of $37.3 million and $48.5 million, respectively.

As of March 31, 2013, eligible collateral included $8.5 million of accounts receivable, $14.7 million of inventory and $10.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The interest rate on the Wells Fargo ABL was 3.28% as of March 31, 2013.

The Company is required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the Wells Fargo ABL. Outstanding loans may be prepaid without penalty or premium, except that the Company is required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the facility is terminated by the Company prior to the scheduled maturity date of April 2 , 2014 or by Wells Fargo during a default period.

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

On March 31, 2013, the Company entered into Amendment No. 6 to the Wells Fargo ABL, which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) the Company’s consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million.

Pursuant to Amendment No. 6, Wells Fargo also waived certain events of defaults under the Wells Fargo ABL related to the Company’s creation of Lighting Science India Private Limited (“LSIPL”), its new subsidiary in India. The Company also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Wells Fargo ABL. Further, Amendment No. 6 permits the Company to make additional advances to certain affiliates (including LSIPL) in an amount not to exceed $500,000 from the date of Amendment No. 6 through October 1, 2013, and in an amount not to exceed $250,000 thereafter.

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

On April 1, 2013, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Ares Letter of Credit Facility (the “Ares Amendment”), which extends the maturity date of the Ares Letter of Credit Facility to April 2, 2014. Pursuant to the Ares Amendment, Ares Capital also waived certain events of defaults under the Ares Letter of Credit Facility related to our creation of LSIPL. We also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Ares Letter of Credit Facility.

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

The Company has recorded the Riverwood Warrant, the September 2012 Warrants and the Pegasus Commitment (each as defined in Note 8 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each reporting period.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2013
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$1,520,000

Liabilities (Recurring):
Riverwood Warrant	$—	$—	$7,598,855
September 2012 Warrants	—	—	1,520,000

	$—	$—	$9,118,855

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the three months ended March 31, 2013:

	Total	Pegasus Commitment	Riverwood Warrant	September 2012 Warrant
Beginning balance, December 31, 2012	$(7,960,705)	$1,360,000	$(7,960,705)	$(1,360,000)
Realized and unrealized losses included in net loss	361,850	160,000	361,850	(160,000)
Purchases, sales, issuances and settlements	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending balance, March 31, 2013	$(7,598,855)	$1,520,000	$(7,598,855)	$(1,520,000)

As of March 31, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 8. SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into a preferred stock subscription agreement (the “Series H and I Subscription Agreement”) with RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”), and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and 6,364 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock” and together with the Series H Preferred Stock, the “Preferred Shares”) at a price of $1,000 per Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. In conjunction with the Series H and I Preferred Offering, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company in connection with the Series H and I Preferred Offering, the Company issued a warrant to Riverwood Management (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock at a variable exercise price.

On September 25, 2012, the Company also entered into a separate preferred stock subscription agreement (together, the “September 2012 Subscription Agreements”) with each of (i) Portman Limited (“Portman”) and (ii) Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”), pursuant to which the Company issued 49,000 shares of Series H Preferred Stock at a price of $1,000 per shares of Series H Preferred Stock (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, the Company also issued warrants to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000, 3,406,041 and 593,959 shares of common stock, respectively (the “September 2012 Warrants”).

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value as of March 31, 2013.

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus, pursuant to which the Company is obligated to buy from Pegasus IV or its affiliates shares of common stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of common stock equal to the aggregate number of shares of common stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any shares of common stock purchased by the Company pursuant to the Pegasus Commitment will be equal to the consideration paid to the Company pursuant to the

September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus IV in exchange for the number of shares of common stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants.

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

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $362,000 for the three months ended March 31, 2013 and was included in the decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value as of March 31, 2013 was due primarily to fluctuations in the price of the Company’s common stock.

September 2012 Warrants and September 2012 Commitment Agreement

The September 2012 Warrants are exercisable on or after the tenth business day following the third anniversary of the Issuance Date at an exercise price of $0.72 per share of common stock. If unexercised, the September 2012 Warrants expire upon the earlier of (i) a Change of Control of the Company (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of the Issuance Date; (ii) the occurrence of any event that results in holders of shares of Series H Preferred Stock having a right to require the Company to redeem the shares of Series H Preferred Stock prior to the three-year anniversary of the Issuance Date; (iii) consummation of a qualified public offering (“QPO”) (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of the Issuance Date or (iv) receipt by the Company of a Redemption Notice (as defined in the Subscription Agreements). The September 2012 Warrants also provide for certain anti-dilution adjustments.

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $160,000 for the three months ended March 31, 2013 and was included in additional paid-in capital. The change in fair value as of March 31, 2013 was due primarily to fluctuations in the price of the Company’s common stock.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was $160,000 for the three months ended March 31, 2013 and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

NOTE 9. SERIES G PREFERRED UNITS

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series G Preferred Stock were recorded initially at fair value as a liability as the Series G Preferred Stock may have required settlement in a variable number of shares of common stock. Subsequent to initial recognition, the shares of Series G Preferred Stock were recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and was not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $676,000 for the three months ended March 31, 2012.

Pursuant to the Series G Subscription Agreement, if, at any time while shares of Series G Preferred Stock remained outstanding, the Company issued securities (other than pursuant to the Company’s equity-based compensation plans) that resulted in gross proceeds to the Company of at least $50.0 million (a “Series G Subsequent Transaction”), the Company was required to notify all holders of Series G Preferred Stock of the terms and conditions of such Series G Subsequent Transaction. Upon the consummation of the Series H and I Preferred Offering, the Company completed the required notification and, as described above, and pursuant to the Rollover Offering, all holders of Series G Preferred Stock converted their shares of Series G Preferred Stock into a number of shares of Series H Preferred Stock or Series I Preferred Stock (at the holder’s election) equal to the quotient obtained by dividing the aggregate liquidation value of the outstanding shares of Series G Preferred Stock held by each holder by the stated value of $1,000 per share. Each holder retained all of the shares of common stock issued as part of the Series G Preferred Units. Upon this conversion of the Series G Preferred Stock, each share of Series G Preferred Stock was valued at its accrued value, which included the initial fair value plus any dividends accrued through the date of conversion.

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

During the three months ended March 31, 2012, the Company recorded $1.0 million of dividends expense on the Series G Preferred Stock.

NOTE 10. STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013 and 2012, the Company recorded expenses of $0 and $241,000, respectively, related to restricted stock awards and $20,000 and $10,000, respectively, related to stock options issued to the Company’s directors.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Cage as part of his compensation package. For the three months ended March 31, 2013, the Company recorded a $21,000 expense related to the restricted stock award issued to Mr. Cage.

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

As of March 31, 2013, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	567,912	$ 5.57 to $ 5.59	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	5,123,715	$ 1.95	2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	Private Placement Series H	3,406,041	$ 0.72	September 25, 2022

Cleantech Europe II (B) LP	Private Placement Series H	593,959	$ 0.72	September 25, 2022

Portman Limited	Private Placement Series H	4,000,000	$ 0.72	September 25, 2022

		31,784,138

As of March 31, 2013, all warrants shown in the table above were fully vested and exercisable, except those issued to The Home Depot and the September 2012 Warrants. The September 2012 Warrants will become exercisable on October 9, 2015. As discussed above, 2,049,486 shares issuable pursuant to the THD Warrant vested during 2012 and 2011, when the product purchases for these periods satisfied the prescribed vesting conditions.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of March 31, 2013 and 2012, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the three months ended March 31, 2013 and 2012 and, accordingly, recorded reductions in revenue of $31,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 11: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three months ended March 31, 2013 and 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 9 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended December 31, 2012
	2013		2012
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(13,677,046)	$(2,801,158)	$(15,595,553)	$(2,928,564)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	—	—	13,700,000	(13,700,000)

Undistributed net loss	$(13,677,046)	$(2,801,158)	$(1,895,553)	$(16,628,564)

Basic and diluted weighted average number of common shares outstanding	170,632,589	34,946,783	172,294,331	32,353,768

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.01)	$(0.51)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 497,000 and 3.7 million common stock equivalents for the three months ended March 31, 2013 and 2012, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 12: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 81.1% of the Company’s common stock as of March 31, 2013.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three months ended March 31, 2013 and 2012, the Company recognized related party interest expense of $0 and $23,000, respectively. In addition, during the three months ended March 31, 2013, and 2012, the Company recorded $0 and $125,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in selling, distribution and administrative expenses.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who is currently the Company’s Chief Operations Officer. During the three months ended March 31, 2013, the Company incurred $600,000 of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expenses.

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

During the three months ended March 31, 2013 and 2012, the Company incurred consulting fees of $0 and $101,000, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital, which were included in selling, distribution and administrative expenses.

During the three months ended March 31, 2013 and 2012, the Company incurred consulting fees of $15,000 and $4,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expenses. T&M Protection Resources is a security company affiliated with Pegasus Capital.

During the three months ended March 31, 2013 and 2012, the Company incurred consulting fees of $0 and $64,000, respectively, for public relations and corporate communications services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company, which were included in selling, distribution and administrative expenses.

On February 24, 2012, the Company issued 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $2.0 million.

On each of March 20, and March 28, 2012 the Company issued 2,000 Series G Preferred Units, respectively, to PCA Holdings for total proceeds of $4.0 million.

NOTE 13. CONCENTRATIONS OF CREDIT RISK

For the three months ended March 31, 2013, the Company had one customer whose revenue represented 47% of total revenue. For the three months ended March 31, 2012, the Company had two customers whose revenue collectively represented 73% of total revenue.

As of March 31, 2013, the Company had one customer whose accounts receivable balance represented 50 % of accounts receivables, net of allowances. As of December 31, 2012, the Company had two customers whose accounts receivable balances collectively represented 77% of accounts receivables, net of allowances.

NOTE 14. RESTRUCTURING EXPENSES

On September 24, 2012, the Company’s board of directors committed to transition all manufacturing previously conducted at the Company’s manufacturing facility in Mexico to Jabil Circuit, Inc., the Company’s contract manufacturer in Mexico, and to liquidate its wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (the “Mexico Closing”). The Company expects that the Mexico Closing will be substantially completed by July 2013. The Mexico Closing will result in the termination of approximately 520 employees, of which all but 31 were terminated by March 31, 2013. For the three months ended March 31, 2013, the Company recorded $99,000 related to the termination of the lease on the Mexico manufacturing facility, which was included in restructuring expenses in the condensed consolidated statements of operations and comprehensive loss.

In addition to the charges noted above, the Company expects to incur certain other charges throughout the Mexico Closing. While the total estimate of these costs is not yet final, the Company currently expects to incur approximately $1.0 million in expenses with virtually all remaining costs incurred or accrued during the year ending December 31, 2013.

As of March 31, 2013, the accrued liability associated with the restructuring charges consisted of the following:

	Workforce Reduction	Excess Facilities	Total
Accrued liability as of December 31, 2012	$1,620,956	$—	$1,620,956
Charges	—	99,004	99,004
Payments	(531,274)	—	(531,274)

Accrued liability as of March 31, 2013	$1,089,682	$99,004	$1,188,686

The remaining accrual as of March 31, 2013 of $1.2 million is expected to be paid by December 31, 2013.

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

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover nearly all of the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also been paying, and expects to continue to pay, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claim for rescission, that a grant of the remedy of rescission is unlikely and the amount of possible loss, if any, cannot be reasonably estimated.

During October 2011, the Company was notified of a contract dispute between LSGBV and one of its distributors in which the distributor is seeking monetary damages of approximately $1.2 million. Arbitration was held before the International Chamber of Commerce (“ICC”), in The Hague, in January 2013, and a decision is expected to be rendered shortly, following the completion of a report by an ICC appointed economics expert. The Company estimates a loss of up to $300,000 in connection with this matter, and has accrued that approximate amount in its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

We design, develop, manufacture and market general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications.

We have refocused our primary objectives and developed a new strategic plan for the next three fiscal years. Specifically, we seek to create strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that strong, relevant and differentiated brands deliver strong financial returns and, as a result, a more loyal user base that is less price sensitive. We will continue to focus on developing breakthrough innovation and on becoming a market maker in targeted high value-added, high-margin segments within the lighting market. We also intend to continue to implement a nimble and agile “go-to-market” system and business model and to streamline the systems and processes used in introducing new products. Finally, to deliver this strategy, we will seek to build and sustain a highly capable and motivated organization.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that have negatively impacted our gross margin performance in prior periods. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through the shift of production to our lower cost manufacturing partner in Mexico, increased sourcing from suppliers closer to our production sites and the continued implementation of our ERP system functionality. In 2013, we have expanded our contract manufacturing partners to include partners in India and China.

In 2013, we expect to benefit from software we have purchased and systems we have implemented specifically to enhance our product pipeline and inventory purchasing procedures through demand-based forecasting and lifecycle management. In addition, on April 5, 2013, we received ISO 9001:2008 certification for the development and manufacture of LED lighting products. This independent certification validates our commitment to quality and affirms the documentation of our quality assurance processes. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

We continue to focus on increasing brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotion by our key customers. We have recently retained the services of a nationally-recognized brand manager, to continue to improve upon our brand awareness.

The following table sets forth our revenue, cost of goods sold and gross profit for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenue (net of noncash sales incentives of $31,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively)	$19,981,607	$38,938,981
Cost of goods sold	18,113,115	35,017,989

Gross profit	$1,868,492	$3,920,992

GAAP gross profit percentage	9.4%	10.1%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a decrease in sales of $19.0 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, which primarily reflects the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the current period. We had no sales to Osram Sylvania during the three months ended March 31, 2013, as compared to $10.3 million in sales for the three months ended March 31, 2012. In addition, we experienced an $8.9 million decrease in sales to The Home Depot for the three months ended March 31, 2013 resulting from their not carrying our fixture product line in 2013, which represented $3.5 million of sales for the three months ended March 31, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot. This reduction was primarily due to a decrease in The Home Depot’s targeted inventory levels. We expect revenue from The Home Depot to increase in 2013 (both in absolute dollars and as a percentage of total revenues), as we continue to expand the number of our products we sell to it.

Although we concluded our relationship with Osram Sylvania in late 2012, we continue to pursue new relationships with OEMs and retail stores to help increase sales. In addition, we have significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

Our gross margin was primarily affected by the mix of products sold during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales, distribution and administrative, research and development and other operating expenses. We continuously seek to improve our products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical.

At times we may purchase excess components and other materials used in the manufacture and assembly of our products, or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances can lead to inventory valuation allowances and provisions for expected losses on non-cancellable purchase commitments. When these situations arise, we may also incur additional expenses as we adjust our supply chain and product life-cycle planning.

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

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expenses for stock based compensation, restructuring expenses and depreciation and amortization, total operating expenses decreased by 19.6% for the three months ended March 31, 2013 while revenue decreased 49.1% excluding the $31,000 non-cash sales incentive compared to the three months ended March 31, 2012. Total non-GAAP operating expenses represented 65.9% of adjusted revenue for the three months ended March 31, 2013 as compared to 41.7% of adjusted revenue for the three months ended March 31, 2012. For the three months ended March 31, 2013, the increase in non-GAAP adjusted operating expense as a percentage of adjusted revenue was due primarily to the decrease in revenue.

	Three Months Ended March 31,
	2012	2011

Revenue	$19,981,607	$38,938,981
Add back:
Non-cash sales incentives for THD Warrant	31,083	374,307

Adjusted revenue	20,012,690	39,313,288

Cost of goods sold	18,113,115	35,017,989
Deduct:
Provisions for inventory valuation and losses on purchase commitments	316,235	68,142

Adjusted cost of goods sold	17,796,880	34,949,847

Adjusted gross margin	$2,215,810	$4,363,441

Non-GAAP adjusted gross margin percentage	11.1%	11.1%

Total operating expenses	17,838,801	19,651,864
Less:
Issuance of restricted stock for directors compensation	(20,495)	(240,759)
Non-cash stock option and restricted stock compensation expense	(2,267,109)	(1,046,034)
Restructuring expenses	(99,004)	—
Depreciation and amortization	(2,265,702)	(1,973,333)

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$13,186,491	$16,391,738

GAAP operating expenses as a percentage of adjusted revenue	89.1%	50.0%

Non-GAAP operating expenses as a percentage of adjusted revenue	65.9%	41.7%

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

•

External legislation and subsidy programs concerning energy efficiency. The United States and many countries in the European Union and elsewhere, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

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

•

Intense and constantly evolving competitive environment. Competition in the LED lighting market is intense. Many companies have made significant investments in LED lighting development and production equipment. Traditional lighting companies and new entrants are investing in LED based lighting products as LED adoption has gained momentum. Product pricing pressures is significant and market participants often undertake pricing strategies to gain or protect market share, enhance sales of their previously manufactured products and open new applications to LED based lighting solutions. To remain competitive, market participants must continuously increase product performance and reduce costs.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 as set forth herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012

Revenue (net of noncash sales incentives of $31,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively)	$19,981,607	$38,938,981	(18,957,374)	-48.7%	100.0%	100.0%

Cost of goods sold	18,113,115	35,017,989	(16,904,874)	-48.3%	90.6%	89.9%

Selling, distribution and administrative expenses	13,087,252	15,328,126	(2,240,874)	-14.6%	65.5%	39.4%

Research and development	2,386,843	2,350,405	36,438	1.6%	11.9%	6.0%

Restructuring expenses	99,004	—	99,004	*	0.5%	0.0%

Depreciation and amortization	2,265,702	1,973,333	292,369	14.8%	11.3%	5.1%

Interest income	516	3,278	(2,762)	*	0.0%	0.0%

Interest expense, including related party	(875,943)	(1,116,625)	240,682	-21.6%	-4.4%	-2.9%

Decrease in fair value of liabilities under derivative contracts	361,850	—	361,850	*	1.8%	0.0%

Dividends on preferred stock	—	(1,022,556)	1,022,556	*	0.0%	-2.6%

Accretion of preferred stock	—	(675,678)	675,678	*	0.0%	-1.7%

Other income, net	5,682	18,336	(12,654)	*	0.0%	0.0%

Net loss	$(16,478,204)	$(18,524,117)	2,045,913	-11.0%	-82.5%	-47.6%

*	Variance is not meaningful.

Revenue

Revenue decreased $19.0 million, or 48.7%, to $20.0 million for the three months ended March 31, 2013 from $38.9 million for the three months ended March 31, 2012. The decrease in revenue was primarily a result of the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the current period. We had no sales to Osram Sylvania during the three months ended March 31, 2013 compared to $10.3 million in sales for the three months ended March 31, 2012. In addition, we experienced an $8.9 million decrease in sales to The Home Depot for the three months ended March 31, 2013 resulting from their not carrying our fixture product line since the beginning of 2013, which line had represented $3.5 million of sales for the three months ended March 31, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot, primarily due to a decrease in The Home Depot’s targeted inventory levels. We expect revenue from The Home Depot to increase in 2013, both in absolute dollars and as a percentage of total revenues, as we further expand the number of our products that we sell to it. The decrease in revenue also was affected by non-cash charges of $31,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively, which represent the fair-value of the portion of the THD Warrant expected to vest during these periods. Excluding the impact of these non-cash charges, our revenue was $20.0 million and $39.3 million for the three months ended March 31, 2013 and 2012, respectively.

Cost of Goods Sold

Cost of goods sold decreased $16.9 million, or 48.3%, to $18.1 million for the three months ended March 31, 2013 from $35.0 million for the three months ended March 31, 2012. The decrease in cost of goods sold was primarily due to the corresponding decrease in sales during the three months ended March 31, 2013.

Cost of goods sold as a percentage of revenue increased for the three months ended March 31, 2013 to 90.6% (or a gross margin of 9.4%) as compared to 89.9% (or a gross margin of 10.1%) for the three months ended March 31, 2012. The increase in cost of goods sold as a percentage of revenue was primarily affected by the mix of products sold during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and specifically The Home Depot not carrying our fixture line in 2013. Our gross margin for the three months ended March 31, 2013 and 2012 was negatively affected by a non-cash charge that reduced our revenue by $31,000 and $374,000, respectively.

Selling, Distribution and Administrative

Selling, distribution and administrative expenses decreased $2.2 million, or 14.6%, to $13.1 million for the three months ended March 31, 2013 from $15.3 million for the three months ended March 31, 2012, but increased as a percentage of revenue to 65.5% for the three months ended March 31, 2013 from 39.4% for the three months ended March 31, 2012. The decrease in selling, distribution and administrative expenses was primarily due to a $936,000 decrease in freight not billed to customers, resulting primarily from the decrease in revenue, a $620,000 decrease in advertising and promotion expense due to special promotions run in the first quarter of 2012 that were not repeated in 2013, a $462,000 decrease in bad debt expense due to a decrease in our accounts receivable and our on-going focus on improving our collection activities, a $387,000 decrease in audit fees and a $342,000 decrease in recruiting fees. These decreases were partially offset by a $607,000 increase in legal fees due to the Geveran litigation and on-going patent related issues.

Research and Development

Research and development expenses increased $36,000, or 1.6%, to $2.4 million for the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012, but increased as a percentage of revenue to 11.9% for the three months ended March 31, 2013 from 6.0% for the three months ended March 31, 2012. The research and development expenses were essentially flat for each of the three month periods ended March 31, 2013 and 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $292,000, or 14.8%, to $2.3 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and research and development machinery during the years ended December 31, 2012 and 2011. The $357,000 increase in depreciation expense was partially offset by a $64,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2012.

Interest Income

Interest income of $1,000 for the three months ended March 31, 2013 and $3,000 for the three months ended March 31, 2012, was primarily due to interest earned by our interest bearing bank account in Australia.

Interest Expense

Interest expense decreased $241,000, or 21.6%, to $876,000 for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to the decrease in the outstanding borrowings on our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo”), which is supported by the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”). Interest expense for the three months ended March 31, 2013 consisted primarily of $213,000 of interest expense and fees related to the Wells Fargo ABL and $662,000 of interest expense related to the Ares Letter of Credit Facility. Interest expense for the three months ended March 31, 2012 consisted primarily of $392,000 of interest expense and fees related to the Wells Fargo ABL, $675,000 of interest expense related to the Ares Letter of Credit Facility, $27,000 of interest expense related to the debt facilities of Lighting Science Group B.V. (“LSGBV”), our subsidiary in the Netherlands, $23,000 of prepaid financing fees paid to Pegasus Partners IV, L.P. (“Pegasus IV”) related to the Series G Preferred Units and $22,000 of prepaid financing fees related to the Series G Preferred Units.

Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued a warrant to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrant decreased by $362,000 for the three months ended March 31, 2013, primarily due to a decrease in the trading price of our common stock during this period. During the three months ended March 31, 2012, there were no liabilities under derivative contracts.

Dividends on Preferred Stock

Dividends on preferred stock of $1.0 million for the three months ended March 31, 2012 consisted of accrued dividends on our then outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering, which do not have a dividend feature similar to the Series G Preferred Stock.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $676,000 of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the three months ended March 31, 2012. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering.

Other Income, Net

Other income, net decreased $13,000 for the three months ended March 31, 2013 to other income, net of $6,000 from other income, net of $18,000 for the three months ended March 31, 2012. Other income for the three months ended March 31, 2013 consisted primarily of a $38,000 foreign exchange gain and $9,000 of miscellaneous income, partially offset by $40,000 in late payment fees. Other income for the three months ended March 31, 2012 consisted primarily of a $31,000 foreign exchange gain and $22,000 of miscellaneous income, partially offset by $35,000 in late payment fees.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchase of production equipment and other capital investments. Our primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Advisors, L.P., or Pegasus Capital, including Pegasus IV, LSGC Holdings, LLC, or LSGC Holdings, Holdings II and PCA LSG Holdings, LLC, or PCA Holdings. Our most recent source of liquidity (the Series H and I Preferred Offering), however, was provided primarily by parties other than Pegasus Capital and its affiliates.

As of March 31, 2013, we had cash and cash equivalents of $9.6 million and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing under the Wells Fargo ABL. As of March 31, 2013, we had $10.5 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $37.3 million.

On April 1, 2013, we entered into Amendment No. 6 to the Wells Fargo ABL which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) our consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million.

Pursuant to Amendment No. 6, Wells Fargo also waived certain events of defaults under the Wells Fargo ABL related to our creation of Lighting Science India Private Limited (“LSIPL”), our new subsidiary in India. We also agreed to pledge 65% of the issued and outstanding capital stock of such subsidiary as collateral supporting the Wells Fargo ABL. Further, Amendment No. 6 permits us to make additional advances to certain affiliates (including LSIPL) in an amount not to exceed $500,000 from the date of Amendment No. 6 through October 1, 2013, and in an amount not to exceed $250,000 thereafter.

On April 1, 2013, we entered into Amendment No. 1 to Ares Letter of Credit Facility (the “Ares Amendment”) which extended the maturity date to April 2, 2014. Pursuant to the Ares Amendment, Ares Capital also waived certain events of defaults under the Ares Letter of Credit Facility related to our creation of LSIPL. We also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Ares Letter of Credit Facility.

We believe we will have sufficient capital to fund our operations for the next 12 months based on our current business plan and the assumptions set forth therein. In future periods, if we do not adequately execute upon our business plan or our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. Our sources of liquidity may not be available in an amount or on terms that are acceptable to us.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Cash flow activities:
Net cash used in operating activities	$(14,247,888)	$(14,018,229)
Net cash used in investing activities	(595,519)	(2,229,238)
Net cash provided by financing activities	9,040,285	13,580,033

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $14.2 million and $14.0 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in operating activities for the three months ended March 31, 2013 included certain non-cash reconciliation items comprised primarily of $2.3 million in depreciation and amortization, $2.3 million of stock-based compensation expense and a $31,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period. For the three months ended March 31, 2012, net cash used in operations included certain non-cash reconciliation items comprised primarily of $2.0 million in depreciation and amortization, $1.3 million of stock-based compensation expense, $1.0 million in accrued dividends on preferred stock, $676,000 accretion on preferred stock and a $374,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period.

Net cash used in operating activities increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to changes in working capital. For the three months ended March 31, 2013, accounts payable decreased $7.0 million, accrued expenses decreased $816,000 and prepaid expenses increased $304,000. These cash uses were partially offset by a $4.0 million decrease in accounts receivable as we improved our collection efforts and a $1.4 million decrease in inventories.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $596,000 and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2013 was primarily due to a decrease in our capital expenditures as we focused on cost saving measures.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $9.0 million and $13.6 million for the three months ended March 31, 2013 and 2012, respectively. The cash provided by financing activities for the three months ended March 31, 2013 was comprised of $9.0 million in net borrowings on the Wells Fargo ABL. Cash provided by financing activities for the three months ended March 31, 2013 decreased primarily because of the issuance of $11.3 million of preferred stock for the three months ended March 31, 2012 and no such issuance occurring for the three months ended March 31, 2013. This decrease was partially offset by the increase in net borrowings on our line of credit to $9.0 million for the three months ended March 31, 2013 compared to net borrowings of $1.8 million for the three months ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 6.	Exhibits

See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: May 13, 2013	By	/s/ JEREMY S. M. CAGE

Jeremy S. M. Cage
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2013	By	/s/ THOMAS C. SHIELDS

Thomas C. Shields
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and between Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

4.12	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (B) LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.18	Warrant, dated as of September 25, 2012 and issued to Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.19	Certificate of Increase of Series H Preferred Stock filed with the Secretary of State of Delaware on September 24, 2012 (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.20	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.21	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.22	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.1	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of March 31, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.59 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.2	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.60 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.