Form 10-Q
period 2013-06-30
LIGHTING SCIENCE GROUP CORP
filed 2013-08-13
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 7, 2013, was 206,135,661 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,501,549	$15,834,077
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	10,051,234	13,130,387
Inventories, net	23,642,410	28,981,444
Prepaid expenses	3,315,797	2,457,033
Other current assets	626,687	683,842

Total current assets	53,137,677	66,086,783

Property and equipment, net	12,261,426	16,543,113
Intangible assets, net	1,460,904	864,410
Pegasus Commitment	1,280,000	1,360,000
Other long-term assets	504,895	739,480

Total assets	$68,644,902	$85,593,786

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$26,378,752	$1,501,724
Current portion of long-term debt	4,749	4,087
Accounts payable	11,265,481	14,791,213
Provision for losses on non-cancelable purchase commitments	2,300,800	5,678,992
Accrued expenses	4,483,319	6,754,946

Total current liabilities	44,433,101	28,730,962

Long-term debt, less current portion	11,244	14,321
Riverwood Warrant liability	4,523,128	7,960,705
September 2012 Warrants liability	1,280,000	1,360,000

Total other liabilities	5,814,372	9,335,026

Total liabilities	50,247,473	38,065,988

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,643 shares issued and outstanding as of June 30, 2013 and December 31, 2012	227,288,549	227,288,549
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of June 30, 2013 and December 31, 2012	124,736,627	124,736,627

	352,025,176	352,025,176

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,643 shares of Series H and 62,365 shares of Series I issued and outstanding as of June 30, 2013 and December 31, 2012
Common stock, $.001 par value, authorized 475,000,000 shares, 208,627,962 and 208,063,486 shares issued as of June 30, 2013 and December 31, 2012, respectively, 206,122,962 and 205,558,486 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	208,628	208,063
Additional paid-in capital	351,009,012	347,686,258
Accumulated deficit	(677,132,476)	(644,916,568)
Accumulated other comprehensive loss	(3,955,411)	(3,717,631)
Treasury stock, 2,505,000 shares as of June 30, 2013 and December 31, 2012, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(333,627,747)	(304,497,378)

Total liabilities and stockholders’ deficit	$68,644,902	$85,593,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012

Revenue	$19,992,942	$30,073,451
Cost of goods sold (exclusive of depreciation shown below) (includes inventory valuation allowances of $325,000 and $12.3 million and provisions for losses on noncancelable purchase commitments of $0 and $2.7 million for the three months ended June 30, 2013 and 2012, respectively)	19,599,397	50,339,725

Gross profit (deficit)	393,545	(20,266,274)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $488,000 and $208,000 for the three months ended June 30, 2013 and 2012, respectively)	13,334,769	14,317,387
Research and development	2,757,293	2,535,139
Restructuring expense	29,828	1,851,252
Depreciation and amortization	2,026,012	2,345,518

Total operating expenses	18,147,902	21,049,296

Loss from operations	(17,754,357)	(41,315,570)

Other income (expense):
Interest income	1,812	1,045
Interest expense	(970,639)	(1,478,320)
Related party interest expense	—	(227,409)
Decrease in fair value of liabilities under derivative contracts	3,075,727	361,850
Dividends on preferred stock	—	(776,835)
Accretion of preferred stock	—	(6,847,782)
Other expense, net	(90,247)	(146,633)

Total other income (expense)	2,016,653	(9,114,084)

Loss before income tax expense	(15,737,704)	(50,429,654)

Income tax expense	—	—

Net loss	(15,737,704)	(50,429,654)

Foreign currency translation income	41,695	133,176

Comprehensive loss	$(15,696,009)	$(50,296,478)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.98)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.94)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,632,589	171,864,462

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	34,978,305	33,181,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Revenue	$39,974,549	$69,012,432
Cost of goods sold (exclusive of depreciation shown below) (includes inventory valuation allowances of $641,000 and $12.4 million and provisions for losses on noncancelable purchase commitments of $0 and $2.7 million for the six months ended June 30, 2013 and 2012, respectively)	37,712,512	85,357,714

Gross profit (deficit)	2,262,037	(16,345,282)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $1.1 million and $502,000 for the six months ended June 30, 2013 and 2012, respectively)	26,422,021	29,645,513
Research and development	5,144,136	4,885,544
Restructuring expense	128,832	1,851,252
Depreciation and amortization	4,291,714	4,318,851

Total operating expenses	35,986,703	40,701,160

Loss from operations	(33,724,666)	(57,046,442)

Other income (expense):
Interest income	2,328	4,323
Interest expense	(1,846,582)	(2,576,964)
Related party interest expense	—	(250,000)
Decrease in fair value of liabilities under derivative contracts	3,437,577	361,850.00
Dividends on preferred stock	—	(1,799,392.00)
Accretion of preferred stock	—	(7,523,459.00)
Other expense, net	(84,565)	(123,687)

Total other income (expense)	1,508,758	(11,907,329)

Loss before income tax expense	(32,215,908)	(68,953,771)

Income tax expense	—	—

Net loss	(32,215,908)	(68,953,771)

Foreign currency translation (loss) gain	(237,780)	162,921

Comprehensive loss	$(32,453,688)	$(68,790,850)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.16)	$(0.99)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.16)	$(1.46)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,632,589	172,079,397

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	34,962,631	32,767,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Stock	Deficit	Loss	Total
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(3,757,500)	$(644,916,568)	$(3,717,631)	$(304,497,378)
Issuance of restricted stock and options for directors’ compensation	—	—	20,495	—	—	—	20,495
Stock based compensation expense	—	—	3,317,636	—	—	—	3,317,636
Stock issued under equity compensation plans	564,476	565	30,509	—	—	—	31,074
Warrant issued to a customer	—	—	14,114	—	—	—	14,114
Placement agent commissions on issuance of Series H Redeemable
Convertible Preferred Stock	—	—	(60,000)	—	—	—	(60,000)
Net loss	—	—	—	—	(32,215,908)	—	(32,215,908)
Foreign currency translation adjustment	—	—	—	—	—	(237,780)	(237,780)

Balance June 30, 2013	208,627,962	$208,628	$351,009,012	$(3,757,500)	$(677,132,476)	$(3,955,411)	$(333,627,747)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(32,215,908)	$(68,953,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,291,714	4,318,851
Impairment of plant and equipment	1,328	—
Issuance of restricted stock and stock options for directors’ compensation	20,495	633,590
Stock based compensation expense	3,317,636	1,994,035
Accretion of preferred stock redemption value	—	7,523,459
Warrant issued to a customer	14,114	715,584
Allowance for doubtful accounts receivable	130,385	393,289
Inventory valuation allowance	641,395	12,358,895
Provision for losses on non-cancelable purchase commitments	—	2,655,567
Decrease in fair value of warrants	(3,437,577)	(361,850)
Dividends on preferred stock	—	1,799,392
Loss (gain) on disposal of assets	415,401	(35,482)
Changes in operating assets and liabilities:
Accounts receivable	2,966,372	12,200,840
Inventories	1,904,941	(10,491,799)
Prepaid expenses	(858,246)	3,835,623
Other current and long-term assets	291,740	356,697
Accounts payable	(3,450,405)	(4,467,467)
Accrued expenses and other liabilities	(2,839,921)	656,151
Unearned revenue	—	(35,076)

Net cash used in operating activities	(28,806,536)	(34,903,472)

Cash flows from investing activities:
Purchases of property and equipment	(972,611)	(3,576,077)
Capitalized patents	(610,934)	(219,796)
Proceeds from sale of property and equipment	559,205	36,000

Net cash used in investing activities	(1,024,340)	(3,759,873)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	24,877,028	(6,063,550)
Payment of short and long-term debt	(2,415)	(9,211)
Proceeds from issuance of common stock under equity compensation plans	31,074	846,015
Redemption of 6% Convertible Preferred Stock	—	(33,830)
Proceeds from issuance of Series G Preferred Units	—	18,250,000
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	—	60,705,000
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	—	6,364,000
Payment in settlement of Repurchase Obligation	—	(10,245,675)
Placement agent commissions on private placements	(60,000)	(4,620,413)

Net cash provided by financing activities	24,845,687	65,192,336

Effect of exchange rate changes on cash	(347,339)	140,374

Net (decrease) increase in cash	(5,332,528)	26,669,365
Cash and cash equivalents balance at beginning of period	15,834,077	3,071,673

Cash and cash equivalents balance at end of period	$10,501,549	$29,741,038

Supplemental disclosures:
Interest paid during the period	$1,799,709	$2,854,392

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$—	$12,100,000

Change in fair value of Repurchase Obligation	$—	$388,175

Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$—	$(6,000,000)

Treasury stock received in settlement of Repurchase Obligation	$—	$3,757,500

Deemed dividends on Series H and I Redeemable Convertible Preferred Stock	$—	$(148,505,466)

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. The Company’s actual results could differ from these estimates.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2013 and December 31, 2012, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $555,000 and $1.2 million, respectively.

As of June 30, 2013 and December 31, 2012, there were $8.3 million and $11.4 million, respectively, of eligible accounts receivable pledged as collateral for the Company’s line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”).

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expense and other current liabilities are carried at amounts that approximate their fair value due to the short-term maturity of these instruments.

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

As of June 30, 2013, the Company had cash and cash equivalents of $10.5 million and an additional $5.0 million in cash subject to restrictions pursuant to the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). The Wells Fargo ABL provides the Company with a borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing under the Wells Fargo ABL.

On March 31, 2013, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Wells Fargo ABL, which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) the Company’s consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million. As of June 30, 2013, the Company had $26.4 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $19.7 million.

In an effort to further strengthen the balance sheet and provide liquidity to meet the Company’s cash flow needs for the next twelve months, the Company will seek additional sources of liquidity and continue to implement cost control measures. The Company may not have access to sources of liquidity in an amount or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with the credit facility and future prospects will be adversely affected.

NOTE 4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	June 30, 2013	December 31, 2012

Raw materials and components	$11,210,804	$15,150,768
Work-in-process	1,078,727	1,309,447
Finished goods	11,352,879	12,521,229

Total inventory, net	$23,642,410	$28,981,444

As of June 30, 2013 and December 31, 2012, inventories were stated net of inventory valuation allowances of $14.5 million and $25.6 million, respectively. The Company considered a number of factors in estimating the required inventory valuation allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	June 30, 2013	December 31, 2012

Leasehold improvements	$1,538,147	$1,627,933
Office furniture and equipment	1,224,678	1,255,244
Computer hardware and software	9,204,947	8,924,424
Tooling, production and test equipment	18,110,231	19,194,959
Construction-in-process	115,493	134,240

Total property and equipment	30,193,496	31,136,800
Accumulated depreciation	(17,932,070)	(14,593,687)

Total property and equipment, net	$12,261,426	$16,543,113

Depreciation related to property and equipment was $2.0 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation related to property and equipment was $4.3 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values and their net book values are detailed below as of June 30, 2013 and December 31, 2012:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
June 30, 2013:
Technology and intellectual property	$1,596,263	$(135,359)	$1,460,904	11.0 to 20.0 years

December 31, 2012:
Technology and intellectual property	$988,629	$(124,219)	$864,410	11.6 to 20.0 years

Total intangible amortization expense was $9,000 and $66,000 for the three months ended June 30, 2013 and 2012, respectively. Total intangible amortization expense was $14,000 and $137,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6.	LINES OF CREDIT

Wells Fargo

The Wells Fargo ABL provides the Company with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of June 30, 2013 and December 31, 2012, the Company had $26.4 million and $1.5 million, respectively, outstanding under the Wells Fargo ABL and additional borrowing capacity of $19.7 million and $48.5 million, respectively.

As of June 30, 2013, eligible collateral included $8.3 million of accounts receivable, $15.7 million of inventory and $10.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The interest rate on the Wells Fargo ABL was 3.28% as of June 30, 2013.

The Company is required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the Wells Fargo ABL. Outstanding loans may be prepaid without penalty or premium, except that the Company is required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the facility is terminated by the Company prior to the scheduled maturity date of April 2, 2014 or by Wells Fargo during a default period.

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

Pursuant to Amendment No. 6, Wells Fargo also waived certain events of default under the Wells Fargo ABL related to the Company’s creation of Lighting Science India Private Limited (“LSIPL”), its new subsidiary in India. The Company also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Wells Fargo ABL. Further, Amendment No. 6 permits the Company to make additional advances to certain affiliates (including LSIPL) in an amount not to exceed $500,000 from the date of Amendment No. 6 through October 1, 2013, and in an amount not to exceed $250,000 thereafter.

On June 4, 2013, the Company entered into Amendment No. 7 to the Wells Fargo ABL, which among other things, increased the limit on the aggregate amount of all letters of credit the Company may issue (the “Letter of Credit Limit”) to $7.0 million from $2.0 million.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2013
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$1,280,000

Liabilities (Recurring):
Riverwood Warrant	$—	$—	$4,523,128
September 2012 Warrants	—	—	1,280,000

	$—	$—	$5,803,128

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the six months ended June 30, 2013:

	Total	Pegasus Commitment	Riverwood Warrant	September 2012 Warrant
Beginning balance, December 31, 2012	$(7,960,705)	$1,360,000	$(7,960,705)	$(1,360,000)
Realized and unrealized gains (losses) included in net loss	3,437,577	(80,000)	3,437,577	80,000
Purchases, sales, issuances and settlements	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending balance, June 30, 2013	$(4,523,128)	$1,280,000	$(4,523,128)	$(1,280,000)

As of June 30, 2013, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 8.	SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value during the period ending June 30, 2013.

Riverwood Warrants

The Riverwood Warrant was issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrant represents the right to purchase 18,092,511 shares of common stock at an exercise price to be determined on the date of exercise. Subsequent to the issuance of the Riverwood Warrant, Riverwood assigned a portion of the Riverwood Warrant representing the right to purchase an aggregate of 5,427,751 shares of common stock to certain of its former members of RW LSG Management Holdings LLC. The exercise price of the Riverwood Warrants will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value (as determined in accordance with the terms of the Riverwood Warrants) of the Company exceeds $500 million by (ii) the number of shares of common stock underlying the Riverwood Warrants. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Riverwood Warrants are considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was $3.1 million and $3.4 million for the three and six months ended June 30, 2013, respectively, and was included in the decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value of the Riverwood Warrants was $362,000 for the three and six months ended June 30, 2012.

September 2012 Warrants and September 2012 Commitment Agreement

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $240,000 and $80,000 for the three and six months ended June 30, 2013, respectively, and was included in additional paid-in capital.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was $240,000 and $80,000 for the three and six months ended June 30, 2013, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series G Preferred Stock were recorded initially at fair value as a liability as the Series G Preferred Stock may have required settlement in a variable number of shares of common stock. Subsequent to initial recognition, the shares of Series G Preferred Stock were recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and was not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $6.8 million and $7.5 million for the three and six months ended June 30, 2012, respectively.

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

During the three and six months ended June 30, 2012, the Company recorded $777,000 and $1.8 million of dividends expense on the Series G Preferred Stock, respectively.

NOTE 10.	STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2013, the Company recorded expense of $20,000 related to stock options issued to the Company’s directors. For the three and six months ended June 30, 2012, the Company recorded expense of $257,000 and $504,000, respectively, related to restricted stock awards and $102,000 and $117,000, respectively, related to stock options issued to the Company’s directors.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 500,000 shares of restricted stock to Mr. Cage as part of his compensation package. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the three and six months ended June 30, 2013, the Company recorded expense of $60,000 and $70,000, respectively, related to the restricted stock awards issued to Messrs. Cage and Knight.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of common stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013 the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the Agreement for an additional three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of common stock. The number of shares of common stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of June 30, 2013, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date
Investors in rights offering	Series D Warrants	567,912	$5.57 to $ 5.59	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,123,715	$1.95	2014 through 2018
RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022
Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022
Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022
Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022
Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022
Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

		32,614,646

As of June 30, 2013, all warrants shown in the table above were fully vested and exercisable, except a portion of the THD Warrant, the Riverwood Warrants and the September 2012 Warrants. As discussed above, 2,049,486 shares issuable pursuant to the THD Warrant vested during 2012 and 2011, when the product purchases for these periods satisfied the prescribed vesting conditions, and 3,074,229 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants, the Riverwood Warrants were not exercisable as of June 30, 2013 because the total equity value of the Company (as determined in accordance with the terms of the Riverwood Warrants) was less than $500 million (subject to adjustment in accordance with the terms of the Riverwood Warrants). The September 2012 Warrants will become exercisable on October 9, 2015.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of June 30, 2013 and 2012, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the six months ended June 30, 2013 and 2012 and, accordingly, recorded (increase)/reductions in revenue of $(17,000) and $14,000 for the three and six months ended June 30, 2013, respectively, and $341,000 and $716,000 for the three and six months ended June 30, 2012, respectively.

NOTE 11:	EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and six months ended June 30, 2013 and 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 9 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30
	2013		2012
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(13,060,423)	$(2,677,281)	$(42,268,855)	$(8,160,799)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	—	—	(1,211,825)	1,211,825
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	—	—	(124,207,129)	(24,298,337)

Undistributed net loss	$(13,060,423)	$(2,677,281)	$(167,687,809)	$(31,247,311)

Basic and diluted weighted average number of common shares outstanding	170,632,589	34,978,305	171,864,462	33,181,675

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.98)	$(0.94)

	For the Six Months Ended June 30
	2013		2012
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(26,737,410)	$(5,478,498)	$(57,923,799)	$(11,029,972)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	—	—	12,488,175	(12,488,175)
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	—	—	(124,207,129)	(24,298,337)

Undistributed net loss	$(26,737,410)	$(5,490,998)	$(169,642,753)	$(47,816,484)

Basic and diluted weighted average number of common shares outstanding	170,632,589	34,962,631	172,079,397	32,767,721

Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.99)	$(1.46)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 108.5 million and 45.1 million common stock equivalents for the three months ended June 31, 2013 and 2012, respectively, and 108.0 million and 24.0 million common stock equivalents for the six months ended June 30, 2013 and 2012, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 12:	RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay

Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 81.1% of the Company’s common stock as of June 30, 2013.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three and six months ended June 30, 2012, the Company recognized related party interest expense of $227,000 and $250,000, respectively. In addition, during the three and six months ended June 30, 2012, the Company recorded $125,000 and $250,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in selling, distribution and administrative expense. For the three and six months ended June 30, 2013 there was no related party interest expense or management fees incurred.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who served as the Company’s Chief Operations Officer until July 8, 2013 and now leads the transition of our manufacturing operations to our contract manufacturer in Asia. During the three and six months ended June 30, 2013, the Company incurred $488,000 and $1.1 million, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense. During the three and six months ended June 30, 2012, the Company incurred $20,000 of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense.

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

During the three and six months ended June 30, 2013, the Company incurred no consulting fees for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital. During the three and six months ended June 30, 2012, the Company incurred consulting fees of $0 and $101,000, respectively, for services provided by GYRO LLC, which were included in selling, distribution and administrative expense.

During the three and six months ended June 30, 2013, the Company incurred consulting fees of $0 and $15,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the three and six months ended June 30, 2012, the Company incurred consulting fees of $19,000 and $23,000, respectively, for services provided by T&M Protection Resources

During the three and six months ended June 30, 2013, the Company incurred no consulting fees for services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company. During the three and six months ended June 30, 2012, the Company incurred consulting fees of $44,000 and $108,000, respectively, for public relations and corporate communications services provided by MWW Group, which were included in selling, distribution and administrative expense.

On February 24, 2012, April 2, 2012 and May 2, 2012, the Company sold 2,000, 1,000 and 2,000 Series G Preferred Units to Leon Wagner, a member of the board of directors, for total proceeds of $5.0 million.

On each of March 20, March 28, 2012 and May 18, 2012, the Company sold 2,000 Series G Preferred Units, respectively, to PCA Holdings for total proceeds of $6.0 million. On April 13, 2012, the Company sold 2,000 Series G Preferred Units to Holdings II for total proceeds of $2.0 million.

NOTE 13.	CONCENTRATIONS OF CREDIT RISK

For the three and six months ended June 30, 2013, the Company had one customer whose revenue represented 51% and 49% of total revenue, respectively. For both the three and six months ended June 30, 2012, the Company had two customers whose revenue collectively represented 74% of total revenue.

As of June 30, 2013, the Company had one customer whose accounts receivable balance represented 54% of accounts receivables, net of allowances. As of December 31, 2012, the Company had two customers whose accounts receivable balances collectively represented 77% of accounts receivables, net of allowances.

NOTE 14.	RESTRUCTURING EXPENSE

On September 24, 2012, the Company’s board of directors committed to transition all manufacturing previously conducted at the Company’s manufacturing facility in Mexico to Jabil Circuit, Inc., the Company’s contract manufacturer in Mexico, and to liquidate its wholly owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (the “Mexico Closing”). The Company expects that the Mexico Closing will be substantially completed by September 2013. The Mexico Closing will result in the termination of approximately 520 employees, of which all but 10 were terminated by June 30, 2013. For the three and six months ended June 30, 2013, the Company recorded $30,000 and $129,000 in restructuring expense in the condensed consolidated statements of operations and comprehensive loss for each period, of which $99,000 was related to termination of the lease on the Mexico manufacturing facility.

In addition to the charges noted above, the Company expects to incur certain other charges in connection with the Mexico Closing. While the total estimate of these costs is not yet final, the Company currently expects to incur approximately $400,000 in expense with most of these remaining costs being incurred or accrued during the year ending December 31, 2013.

As of June 30, 2013, the accrued liability associated with the restructuring charges consisted of the following:

	Workforce	Excess
	Reduction	Facilities	Total
Accrued liability as of December 31, 2012	$1,620,956	$—	$1,620,956
Charges	—	99,004	99,004
Payments	(920,721)	(99,004)	(1,019,725)

Accrued liability as of June 30, 2013	$700,235	$—	$700,235

The remaining restructuring expense accrual that had not been paid as of June 30, 2013 of $700,000 is expected to be paid by December 31, 2013.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names as defendants the Company; Pegasus Capital Advisors, L.P. (“Pegasus”) and nine other entities affiliated with Pegasus; Richard Weinberg, a former director and former interim CEO of the Company and a former partner at Pegasus; Gregory Kaiser, a former CFO of the Company; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violation of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In July 2013, following the court’s partial grant of Defendants’ Motion to Dismiss the Complaint for More Definite Statement, Geveran served its First Amended Complaint, which adds three new claims for intentional torts.

The Company has retained counsel, denies liability in connection with this matter, and intends to continue to vigorously defend against the claims asserted by Geveran. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claims of rescission, that a grant of the remedy of rescission is unlikely and the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on the Company.

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

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors and officers insurance coverage will be available to cover nearly all of the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also been paying, and expects to continue to pay, the reasonable legal expense incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran. Such payments are not covered by the Company’s insurance coverage and have been substantial. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

During October 2011, the Company was notified of a contract dispute between LSGBV and one of its distributors in which the distributor is seeking monetary damages of approximately $1.2 million. Arbitration was held before the International Chamber of Commerce (“ICC”), in The Hague, in January 2013, and a decision is expected to be rendered in the near future, following the completion of a report by an ICC appointed economics expert. The Company estimates a loss of up to $300,000 in connection with this matter, and has accrued a reserve for this amount in its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimate,” “expects,” “intends,” “may,” “plans,” “predicts,” “seems,” “would,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

We design, develop, manufacture and market general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications.

Our strategic plan for the next three fiscal years consists of seeking to create strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that strong, relevant and differentiated brands deliver strong financial returns and, as a result, a more loyal user base that is less price sensitive. We will continue to focus on developing breakthrough innovation and on becoming a market maker in targeted high value-added, high-margin segments within the lighting market. We also intend to continue to implement a nimble and agile “go-to-market” system and business model to streamline the processes used in introducing new products. Finally, to pursue this strategy, we will seek to build and sustain a highly capable and motivated organization.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet growing demand for our products while addressing the inefficiencies that have negatively impacted our gross margin performance in prior periods. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. Specifically, we have focused on gaining efficiencies with volume and supply chain optimization through the shift of production to our lower cost manufacturing partner in Mexico, increased sourcing from suppliers closer to our production sites and the continued implementation of our ERP system functionality. In 2013, we have expanded our contract manufacturing partners to include partners in India and China, and we intend to continue to seek opportunities to expand this network.

In 2013, we expect to benefit from purchased software and systems that we have implemented specifically to enhance our product pipeline and inventory purchasing procedures through demand-based forecasting and lifecycle management. In addition, on April 5, 2013, we received ISO 9001:2008 certification for the development and manufacture of LED lighting products. This independent certification validates our commitment to quality and affirms the documentation of our quality assurance processes. We anticipate these actions will result in improved forecasting and planning of procurement and manufacturing as well as a more optimized production and supplier footprint.

We continue to focus on increasing brand awareness and product promotion through prominent displays at our retailers and high visibility national media promotions by our key customers. In early 2013, we have also retained the services of a nationally-recognized brand manager to continue to improve upon our brand awareness.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$19,992,942	$30,073,451	$39,974,549	$69,012,432
Cost of goods sold	19,599,397	50,339,725	37,712,512	85,357,714

Gross profit	$393,545	$(20,266,274)	$2,262,037	$(16,345,282)

GAAP gross profit percentage	2.0%	-67.4%	5.7%	-23.7%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a decrease in sales of $10.1 million and $29.0 million, respectively, for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, which primarily reflected the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in 2013. We had no sales to Osram Sylvania for the three and six months ended June 30, 2013, as compared to $5.5 million and $15.8 million in sales for the three and six months ended June 30, 2012, respectively. In addition, we experienced a $7.3 million and $15.6 million decrease in sales to The Home Depot for the three and six months ended June 30, 2013, respectively, resulting from its decision not to carry our fixture product line in 2013. The fixture product line of The Home Depot represented $2.6 million and $6.0 million of sales for the three and six months ended June 30, 2012, respectively, with the balance of the decrease during 2013 resulting from lower sales of our lamp products to The Home Depot. This reduction was primarily due to a decrease in The Home Depot’s targeted inventory levels.

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

Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales, distribution and administrative, research and development and other operating expense. We continuously seek to improve our products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances can lead to inventory valuation allowances and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

Our gross margin for the three and six months ended June 30, 2013 which became primarily affected by the mix of products sold and the impact of a price increase imposed by our contract manufacturer in Mexico effective as of March 2013. We are in the process of transitioning our manufacturing operations to other lower cost manufacturers in India and China, but we expect the impact of this price increase to continue through the remainder of 2013. Our gross margin for the three and six months ended June 30, 2012, was negatively affected primarily by a $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines, an inventory valuation allowance of $12.3 million and $12.4 million, respectively, and identified manufacturing inefficiencies that cost us $6.3 million and $7.8 million, respectively, which were not repeated in the current year.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide a meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 3.4% and 11.5%, respectively, for the three and six months ended June 30, 2013 while revenue decreased 33.5% and 42.1%, respectively, compared to the three and six months ended June 30, 2012. Total non-GAAP operating expense represented 75.2% and 70.6% of revenue for the three and six months ended June 30, 2013 as compared to 51.8% and 46.2%, respectively, of revenue for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, the increase in non-GAAP adjusted operating expense as a percentage of adjusted revenue was due primarily to the decrease in revenue for such period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$19,992,942	$30,073,451	$39,974,549	$69,012,432

Cost of goods sold	19,599,397	50,339,725	37,712,512	85,357,714
Deduct:
Provisions for inventory valuation and losses on purchase commitments	325,160	14,991,239	641,395	15,059,381

Adjusted cost of goods sold	19,274,237	35,348,486	37,071,117	70,298,333

Adjusted gross margin	$718,705	$(5,275,035)	$2,903,432	$(1,285,901)

Non-GAAP adjusted gross margin percentage	3.6%	-17.3%	7.3%	-1.8%

Total operating expense	18,147,902	21,049,296	35,986,703	40,701,160
Less:
Issuance of restricted stock for directors compensation	—	240,759	20,495	633,590
Non-cash stock option and restricted stock compensation expense	1,050,527	1,045,403	3,317,636	1,994,035
Restructuring expense	29,828	1,851,252	128,832	1,851,252
Depreciation and amortization	2,026,012	2,345,518	4,291,714	4,318,851

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$15,041,535	$15,566,364	$28,228,026	$31,903,432

GAAP operating expenses as a percentage of revenue	90.8%	70.0%	90.0%	59.0%

Non-GAAP operating expenses as a percentage of revenue	75.2%	51.8%	70.6%	46.2%

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

•

External legislation and subsidy programs concerning energy efficiency. The United States and many countries in the European Union and elsewhere have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

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

•

Intense and constantly evolving competitive environment. Competition in the LED lighting market is intense. Many companies have made significant investments in LED lighting development and production equipment. Traditional lighting companies and new entrants are investing in LED based lighting products as LED adoption has gained momentum. Product pricing pressure is significant and market participants often undertake pricing strategies to gain or protect market share, enhance sales of their previously manufactured products and open new applications to LED based lighting solutions. To remain competitive, market participants must continuously increase product performance and reduce costs.

Recent Events

On August 12, The Home Depot awarded an extension to Lighting Science as the preferred supplier of their Ecosmart LED business for all Home Depot U.S. stores for a period of three years commencing July 31, 2013. The extension of the Ecosmart LED business awarded to Lighting Science will be governed by the Strategic Purchasing Agreement between Home Depot U.S.A., Inc. and Lighting Science Group Corporation dated July 23, 2010, as amended by that Strategic Purchasing Agreement, between both parties, dated July 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 as set forth herein.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not sum accurately due to rounding):

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012

Revenue	$19,992,942	$30,073,451	(10,080,509)	-33.5%	100.0%	100.0%

Cost of goods sold (includes inventory valuation allowances of $325,000 and $12.3 million and provisions for losses on purchase commitments of $0 and $2.7 million for the three months ended June 30, 2013 and 2012, respectively)	19,599,397	50,339,725	(30,740,328)	-61.1%	98.0%	167.4%

Selling, distribution and administrative	13,334,769	14,317,387	(982,618)	-6.9%	66.7%	47.6%

Research and development	2,757,293	2,535,139	222,154	8.8%	13.8%	8.4%

Restructuring expense	29,828	1,851,252	(1,821,424)	*	0.1%	6.2%

Depreciation and amortization	2,026,012	2,345,518	(319,506)	-13.6%	10.1%	7.8%

Interest income	1,812	1,045	767	*	0.0%	0.0%

Interest expense, including related party	(970,639)	(1,705,729)	735,090	-43.1%	-4.9%	-5.7%

Decrease in fair value of liabilities under derivative contracts	3,075,727	361,850	2,713,877	*	15.4%	1.2%

Dividends on preferred stock	—	(776,835)	776,835	*	0.0%	-2.6%

Accretion of preferred stock	—	(6,847,782)	6,847,782	*	0.0%	-22.8%

Other expense, net	(90,247)	(146,633)	56,386	*	-0.5%	-0.5%

Net loss	$(15,737,704)	$(50,429,654)	34,691,950	-68.8%	-78.7%	-167.7%

*	Variance is not meaningful.

Revenue

Revenue decreased $10.1 million, or 33.5%, to $20.0 million for the three months ended June 30, 2013 from $30.1 million for the three months ended June 30, 2012. The decrease in revenue was primarily a result of the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot during the second quarter of 2013. We had no sales to Osram Sylvania during the three months ended June 30, 2013 compared to $5.5 million in sales for the three months ended June 30, 2012. In addition, we experienced a $7.3 million decrease in sales to The Home Depot for the three months ended June 30, 2013 from the comparable period in 2012 resulting from its decision to not carry our fixture product line since the beginning of 2013.The fixture product line at The Home Depot had represented $2.6 million of sales for the three months ended June 30, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot. The reduction in sales of our lamp products was primarily due to a decrease in The Home Depot’s targeted inventory levels.

Cost of Goods Sold

Cost of goods sold decreased $30.7 million, or 61.1%, to $19.6 million for the three months ended June 30, 2013 from $50.3 million for the three months ended June 30, 2012. The decrease in cost of goods sold was partially due to the corresponding decrease in sales during the three months ended June 30, 2013, as well as improved manufacturing efficiencies in the second quarter of 2013. For the three months ended June 30, 2012, cost of goods sold included a $12.3 million inventory valuation allowance, a $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines and identified manufacturing inefficiencies that cost us $6.3 million, which were not repeated in the current year.

Cost of goods sold as a percentage of revenue decreased for the three months ended June 30, 2013 to 98.0% (or gross margin of 2.0%) as compared to 167.4% (or negative gross margin of 67.4%) for the three months ended June 30, 2012. Excluding the impact of the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments recorded in 2012 (which is discussed more fully in the section of this Form 10-Q entitled “Non-GAAP Financial Measures”), our non-GAAP gross margin was 3.6% for the three months ended June 30, 2013 compared to a negative gross margin of 17.3% for the three months ended June 30, 2012. See our reconciliation of the non-GAAP gross margin measurements to the GAAP gross margin measurements on page 21.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $983,000, or 6.9%, to $13.3 million for the three months ended June 30, 2013 from $14.3 million for the three months ended June 30, 2012, but increased as a percentage of revenue to 66.7% for the three months ended June 30, 2013 from 47.6% for the three months ended June 30, 2012. The decrease in selling, distribution and administrative expense was primarily due to a $1.3 million decrease in personnel related costs, a $843,000 decrease in consulting fees, a $662,000 decrease related to the closing of our facilities in Mexico, Australia and the United Kingdom and a $229,000 decrease in non-recurring engineering and tooling expenses resulting from prior year restructuring and on-going cost reduction efforts. These decreases were partially offset by a $1.4 million increase in legal fees due primarily to our defense of the Geveran litigation and on-going patent related matters and a $712,000 increase in advertising and promotion expense as we continue to focus on increasing brand awareness and product promotion.

Research and Development

Research and development expense increased $222,000, or 8.8%, to $2.8 million for the three months ended June 30, 2013 from $2.5 million for the three months ended June 30, 2012, and increased as a percentage of revenue to 13.8% for the three months ended June 30, 2013 from 8.4% for the three months ended June 30, 2012. The increase in research and development expense was primarily due to a $203,000 increase in personnel costs as we continue to invest in our innovation pipeline.

Restructuring Expense

Restructuring expense decreased $1.8 million to $30,000 for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. Restructuring expense for the three months ended June 30, 2013, consisted of miscellaneous costs incurred in closing our Mexico and Australia facilities. Restructuring expense of $1.9 million for the three months ended June 30, 2012 consisted of severance and termination benefits related to the significant headcount reductions in connection with the closing of our Mexico manufacturing facility and in the replacement of seven members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering.

Depreciation and Amortization

Depreciation and amortization expense decreased $320,000, or 13.6%, to $2.0 million for the three months ended June 30, 2013 from $2.3 million for the three months ended June 30, 2012. The decrease in depreciation and amortization expense was primarily a result of the disposal of equipment and machinery in connection with the closing of our Mexico manufacturing facility in March 2013.

Interest Expense

Interest expense decreased $735,000, or 43.1%, to $971,000 for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The decrease in interest expense was primarily due to the conversion of our preferred units (the “Series G Preferred Units”), which were issued in 2012, into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012. Interest expense for the three months ended June 30, 2013 is due primarily to the outstanding borrowings on our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010 with Wells Fargo Bank N.A. (“Wells Fargo”), which is supported by the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for Ares Capital Corporation (“Ares Capital”) for our benefit. Interest expense during the second quarter of 2013 consisted of $687,000 of interest related to the Ares Letter of Credit Facility and $280,000 of interest expense and fees related to the Wells Fargo ABL. Interest expense for the three months ended June 30, 2012 consisted primarily of $692,000 of interest related to the Ares Letter of Credit Facility, $477,000 of interest expense and fees related to the Wells Fargo ABL, $294,000 of prepaid financing fees related to the issuance of the Series G Preferred Units, $227,000 of prepaid financing fees paid to Pegasus Partners IV, L.P. (“Pegasus IV”), related to the Series G Preferred Units and $3,000 of interest expense related to the debt facilities of Lighting Science Group B.V. (“LSGBV”), our subsidiary in the Netherlands.

Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued a warrant to Riverwood (the “Riverwood Warrant”). Subsequent to the issuance of the Riverwood Warrant, Riverwood assigned a portion of the Riverwood Warrant representing the right to purchase an aggregate of 5,427,751 shares of common stock to certain of its former members of RW LSG Management Holdings LLC. The Riverwood Warrants were accounted for as a liability and their fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants decreased by $3.1 million for the three months ended June 30, 2013, primarily due to a decrease in the trading price of our common stock during the period. The fair value of the outstanding Riverwood Warrants decreased by $362,000 for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through June 30, 2012, primarily due to a decrease in the price of our common stock during the period.

Dividends on Preferred Stock

Dividends on preferred stock of $777,000 for the three months ended June 30, 2012 consisted of dividends incurred on our then outstanding shares of Series G Preferred Stock, which were issued in connection with the Series G Units and were initially issued on November 17, 2011. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012, which do not accrue a dividend. Accordingly, there were no dividends incurred on preferred stock for the three months ended June 30, 2013.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $6.8 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the three months ended June 30, 2012. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012. Accordingly, there was no accretion of preferred stock for the three months ended June 30, 2013.

Other Expense, Net

Other expense, net decreased $56,000 for the three months ended June 30, 2013 to net expense of $90,000 from net expense of $147,000 for the three months ended June 30, 2012. Other expense, net for the three months ended June 30, 2013 consisted primarily of an $110,000 foreign exchange loss and $6,000 in late payment fees, partially offset by $26,000 of miscellaneous income. Other expense, net for the three months ended June 30, 2012 consisted primarily of $112,000 foreign exchange loss and $36,000 in late payment fees, partially offset by $1,000 of miscellaneous income.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012

Revenue	$39,974,549	$69,012,432	(29,037,883)	-42.1%	100.0%	100.0%

Cost of goods sold (includes inventory valuation allowance of $641,000 and $12.4 million and provision for losses on purchase commitments of $0 and $2.7 million for the six months ended June 30, 2013 and 2012, respectively)	37,712,512	85,357,714	(47,645,202)	-55.8%	94.3%	123.7%

Selling, distribution and administrative	26,422,021	29,645,513	(3,223,492)	-10.9%	66.1%	43.0%

Research and development	5,144,136	4,885,544	258,592	5.3%	12.9%	7.1%

Restructuring expense	128,832	1,851,252	(1,722,420)	*	0.3%	2.7%

Impairment of goodwill and other long-lived assets	—	—	—	*	0.0%	0.0%

Depreciation and amortization	4,291,714	4,318,851	(27,137)	-0.6%	10.7%	6.3%

Interest income	2,328	4,323	(1,995)	*	0.0%	0.0%

Interest expense, including related party	(1,846,582)	(2,826,964)	980,382	-34.7%	-4.6%	-4.1%

Decrease in fair value of liabilities under derivative contracts	3,437,577	361,850	3,075,727	*	8.6%	0.5%

Dividends on preferred stock	—	(1,799,392)	1,799,392	*	0.0%	-2.6%

Accretion of preferred stock	—	(7,523,459)	7,523,459	*	0.0%	-10.9%

Other (expense) income, net	(84,565)	(123,687)	39,122	*	-0.2%	-0.2%

Net loss	$(32,215,908)	$(68,953,771)	36,737,863	-53.3%	-80.6%	-99.9%

*	Variance is not meaningful.

Revenue

Revenue decreased $29.0 million, or 42.1%, to $40.0 million for the six months ended June 30, 2013 from $69.0 million for the six months ended June 30, 2012. The decrease in revenue was primarily a result of the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the first half of 2013. We had no sales to Osram Sylvania for the six months ended June 30, 2013 compared to $15.8 million in sales for the six months ended June 30, 2012. In addition, we experienced a $15.6 million decrease in sales to The Home Depot for the six months ended June 30, 2013 resulting from its decision to not carry our fixture product line since the beginning of 2013. The fixed product line represented $6.0 million of sales for the six months ended June 30, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot. The reduction in sales of our lamp products were primarily due to a decrease in The Home Depot’s targeted inventory levels.

Cost of Goods Sold

Cost of goods sold decreased $47.6 million, or 55.8%, to $37.7 million for the six months ended June 30, 2013 from $85.4 million in the six months ended June 30, 2012. The decrease in cost of goods sold was partially due to the corresponding decrease in sales during the six months ended June 30, 2013, as well as improved manufacturing efficiencies in the current year. For the six months ended June 30, 2012, cost of goods sold included a $12.4 million inventory valuation allowance, a $2.7 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines and identified manufacturing inefficiencies that cost us $7.8 million, which were not repeated in the current year.

Cost of goods sold as a percentage of revenue decreased for the six months ended June 30, 2013 to 94.3% (or gross margin of 5.7%) as compared to 123.7% (or negative gross margin of 23.7%) for the six months ended June 30, 2012. Excluding the impact of the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments, our non-GAAP gross margin was 7.3% for the six months ended June 30, 2013 compared to a negative gross margin of 1.8% for the six months ended June 30, 2012. See our reconciliation of the non-GAAP gross margin measurements on page 21.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.2 million, or 10.9%, to $26.4 million for the six months ended June 30, 2013 from $29.6 million for the six months ended June 30, 2012, but increased as a percentage of revenue to 66.1% for the six months ended June 30, 2013 from 43.0% for the six months ended June 30, 2012. The decrease in selling, distribution and administrative expense was primarily due to a $1.4 million decrease in consulting fees, a $1.3 million decrease in freight and logistics resulting primarily from the decrease in revenue, a $1.2 million decrease due to the closing of our facilities in Mexico, Australia and the United Kingdom, a $704,000 decrease in recruiting fees, a $309,000 decrease in audit fees, a $269,000 decrease in management fees paid to Pegasus and Riverwood due to the suspension of support services fees agreed to in connection with the September 2012 Preferred Offering, and a $214,000 decrease in bad debt expense due to a decrease in our accounts receivable and our on-going focus on our collection activities. These decreases were partially offset by a $2.0 million increase in legal fees due primarily to our defense of the Geveran litigation and on-going patent related matters.

Research and Development

Research and development expense increased $259,000, or 5.3%, to $5.1 million for the six months ended June 30, 2013 from $4.9 million for the six months ended June 30, 2012, and increased as a percentage of revenue to 12.9% for the six months ended June 30, 2013 from 7.1% for the six months ended June 30, 2012. The increase in research and development expense was primarily due to a $267,000 increase in personnel costs as we continue to invest in our innovation pipeline.

Restructuring Expense

Restructuring expense decreased $1.7 million to $129,000 for the six months ended June 30, 2013 from $1.9 million for the six months ended June 30, 2012. Restructuring expense for the six months ended June 30, 2013 consisted of $99,000 related to the termination of our lease in Mexico and $30,000 for miscellaneous costs incurred in closing both our Mexico and Australia entities. Restructuring expense of $1.9 million for the six months ended June 30, 2012 consisted of severance and termination benefits related to the significant headcount reductions in connection with the closing of our Mexico manufacturing facility and the replacement of seven members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering.

Depreciation and Amortization

Depreciation and amortization expense remained relatively consistent at $4.3 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012.

Interest Expense

Interest expense decreased $980,000, or 34.7%, to $1.8 million for the six months ended June 30, 2013 from $2.8 million for the six months ended June 30, 2012. The decrease in interest expense was primarily due to the decrease in interest related to the conversion of the Series G Preferred Units into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012. Interest expense for the six months ended June 30, 2013 consisted primarily of $1.3 million of interest related to the Ares Letter of Credit Facility and $494,000 of interest expense and fees related to the Wells Fargo ABL. Interest expense for the six months ended June 30, 2012 consisted primarily of $1.4 million of interest related to the Ares Letter of Credit Facility, $869,000 of interest expense and fees related to the Wells Fargo ABL, $316,000 of prepaid financing fees related to the Series G Preferred Units, $250,000 of prepaid financing fees paid to Pegasus IV related to the Series G Preferred Units and $7,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, in connection with the Series H and I Preferred Offering, we issued the Riverwood Warrants. The Riverwood Warrants were accounted for as a liability and the fair value was determined using the Monte Carlo valuation method. The fair value of the Riverwood Warrants decreased by $3.4 million for the six months ended June 30, 2013 primarily due to a decrease in the trading price of our common stock during this period. The fair value of the outstanding Riverwood Warrants decreased by $362,000 for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through June 30, 2012, primarily due to a decrease in the price of our common stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock of $1.8 million for the six months ended June 30, 2012 consisted of dividends incurred on our then outstanding shares of Series G Preferred Stock, which were initially issued on November 17, 2011. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012, which do not accrue dividends. Accordingly, no dividends were incurred on preferred stock during the six months ended June 30, 2013.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $7.5 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the six months ended June 30, 2012. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012. Accordingly, there was no accretion of preferred stock during the six months ended June 30, 2013.

Other Expense, Net

Other expense, net decreased $39,000 for the six months ended June 30, 2013 to net expense of $85,000 from net expense of $124,000 for the six months ended June 30, 2012. Other expense, net for the six months ended June 30, 2013 consisted primarily of a $70,000 foreign exchange loss and $47,000 in late payment fees, partially offset by $32,000 of miscellaneous income. Other expense, net for the six months ended June 30, 2012 consisted primarily of a $76,000 foreign exchange loss and $71,000 in late payment fees, partially offset by $23,000 of miscellaneous income.

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

As of June 30, 2013, we had cash and cash equivalents of $10.5 million and an additional $5.0 million of cash subject to restrictions under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing under the Wells Fargo ABL. As of June 30, 2013, we had $26.4 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $19.7 million.

On March 31, 2013, we entered into Amendment No. 6 to the Wells Fargo ABL which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) our consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million.

On June 4, 2013, we entered into Amendment No. 7 to the Wells Fargo ABL, which among other things, increased the limit on the aggregate amount of all letters of credit we may issue (the “Letter of Credit Limit”) to $7.0 million from $2.0 million.

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

In an effort to further strengthen our balance sheet and provide liquidity to meet the cash flow needs for the next twelve months, we intend to seek additional sources of liquidity and to continue to implement cost control measures. We may not have access to sources of liquidity in an amount and on terms that are acceptable to us. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facility and future prospects will be adversely affected.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Cash flow activities:
Net cash used in operating activities	$(28,806,536)	$(34,903,472)
Net cash used in investing activities	(1,024,340)	(3,759,873)
Net cash provided by financing activities	24,845,687	65,192,336

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $28.8 million and $34.9 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in operating activities for the six months ended June 30, 2013 included certain non-cash reconciliation items comprised primarily of $4.3 million in depreciation and amortization and $3.3 million of stock-based compensation expense, offset by the $3.4 million decrease in fair value of our outstanding warrants. Net cash used in operating activities for the six months ended June 30, 2012 included certain non-cash reconciliation items comprised primarily of a $12.4 million inventory valuation allowance, $7.5 million accretion on preferred stock , $4.3 million in depreciation and amortization, a $2.7 million provision for expected losses on non-cancelable purchase commitments, $2.6 million of stock-based compensation expense, $1.8 million in dividends on preferred stock and a $716,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during 2012.

Net cash used in operating activities decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to changes in working capital. For the six months ended June 30, 2013, accounts payable decreased $3.5 million and accrued expenses and other liabilities decreased $2.8 million and prepaid expenses increased by $858,000. These cash uses were partially offset by a $3.0 million decrease in accounts receivable due to our improved collection efforts and a $1.9 million decrease in inventories.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and our investment in intellectual property and patents. Net cash used in investing activities was $1.0 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2013 was primarily due to a decrease in our capital expenditures for property and equipment as part of our efforts to control costs.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $24.8 million and $65.2 million for the six months ended June 30, 2013 and 2012, respectively. The cash provided by financing activities for the six months ended June 30, 2013 was comprised primarily of $24.9 million in net borrowings on the Wells Fargo ABL.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: August 13, 2013	By	/s/ JEREMY S. M. CAGE

Jeremy S. M. Cage
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2013	By	/s/ THOMAS C. SHIELDS

Thomas C. Shields
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.8	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors. (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference)

4.12	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference)

4.17	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP. ((previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference)

4.18	Warrant, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited. (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

4.19	Certificate of Increase of Series H Preferred Stock, filed with the Secretary of State of Delaware on September 24, 2012. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference)

4.20	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.21	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.22	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.1	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of March 31, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.59 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.2	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.60 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.3*	Amendment No. 7 to Loan and Security Agreement and Waiver, dated June 4, 2013 by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT NUMBER	DESCRIPTION

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.