Form 10-Q
period 2013-09-30
LIGHTING SCIENCE GROUP CORP
filed 2013-11-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 11, 2013, was 208,149,519 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$10,292,524	$15,834,077
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	9,975,784	13,130,387
Inventories, net	26,762,893	28,981,444
Prepaid expenses	1,582,325	2,457,033
Other current assets	505,884	683,842

Total current assets	54,119,410	66,086,783

Property and equipment, net	10,107,421	16,543,113
Intangible assets, net	1,609,951	864,410
Pegasus Commitment	1,600,000	1,360,000
Other long-term assets	366,271	739,480

Total assets	$67,803,053	$85,593,786

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$30,511,550	$1,501,724
Current portion of long-term debt	4,872	4,087
Accounts payable	10,369,281	14,791,213
Provision for losses on non-cancelable purchase commitments	2,255,056	5,678,992
Accrued expenses	4,703,857	6,754,946

Total current liabilities	47,844,616	28,730,962

Long-term debt, less current portion	9,870	14,321
Riverwood Warrants liability	6,639,952	7,960,705
September 2012 Warrants liability	1,600,000	1,360,000
Pegasus Warrant liability	3,700,000	—

Total other liabilities	11,949,822	9,335,026

Total liabilities	59,794,438	38,065,988

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,643 shares issued and outstanding as of September 30, 2013 and December 31, 2012	227,288,549	227,288,549
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of September 30, 2013 and December 31, 2012	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 50,000 shares, 17,394 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	34,788,000	—

	386,813,176	352,025,176

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,643 shares of Series H, 62,365 shares of Series I and 17,394 shares of Series J issued and outstanding as of September 30, 2013 and 113,643 shares of Series H, 62,365 shares of Series I and 0 of Series J issued and outstanding as of December 31, 2012

Common stock, $.001 par value, authorized 475,000,000 shares, 210,649,318 and 208,063,486 shares issued as of September 30, 2013 and December 31, 2012, respectively, 208,144,318 and 205,558,486 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	210,649	208,063
Additional paid-in capital	331,202,703	347,686,258
Accumulated deficit	(702,635,603)	(644,916,568)
Accumulated other comprehensive loss	(3,824,810)	(3,717,631)
Treasury stock, 2,505,000 shares as of September 30, 2013 and December 31, 2012, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(378,804,561)	(304,497,378)

Total liabilities and stockholders’ deficit	$67,803,053	$85,593,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Revenue	$21,951,094	$32,056,779
Cost of goods sold (exclusive of depreciation shown below) (includes inventory valuation allowances of $5.1 million and $3.1 million and provisions for losses on noncancelable purchase commitments of $1.9 million and $785,000 for the three months ended September 30, 2013 and 2012, respectively)	27,261,065	32,532,210

Gross deficit	(5,309,971)	(475,431)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $656,000 and $461,000 for the three months ended September 30, 2013 and 2012, respectively)	11,749,901	15,652,102
Research and development	2,630,137	2,485,983
Restructuring expense	55,275	3,908,562
Impairment of goodwill and other long-lived assets	—	379,537
Depreciation and amortization	2,594,396	2,245,665

Total operating expenses	17,029,709	24,671,849

Loss from operations	(22,339,680)	(25,147,280)

Other (expense) income:
Interest income	1,315	789
Interest expense	(1,097,141)	(1,181,890)
(Increase) decrease in fair value of liabilities under derivative contracts	(2,116,824)	2,352,026
Other income (expense), net	49,203	(19,151)

Total other (expense) income	(3,163,447)	1,151,774

Loss before income tax expense	(25,503,127)	(23,995,506)

Income tax expense	—	—

Net loss	(25,503,127)	(23,995,506)

Foreign currency translation gain (loss)	130,601	(51,530)

Comprehensive loss	$(25,372,526)	$(24,047,036)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.30)	$(0.37)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.30)	$(0.37)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,672,339	170,560,715

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	35,062,174	34,171,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Revenue	$61,925,643	$101,069,211
Cost of goods sold (exclusive of depreciation shown below) (includes inventory valuation allowances of $5.7 million and $15.4 million and provisions for losses on noncancelable purchase commitments of $1.9 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively)	64,973,577	117,889,925

Gross deficit	(3,047,934)	(16,820,714)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $1.8 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively)	38,171,922	45,297,615
Research and development	7,774,273	7,371,527
Restructuring expense	184,107	5,759,814
Impairment of goodwill and other long-lived assets	—	379,537
Depreciation and amortization	6,886,110	6,564,516

Total operating expenses	53,016,412	65,373,009

Loss from operations	(56,064,346)	(82,193,723)

Other income (expense):
Interest income	3,643	5,112
Interest expense	(2,943,723)	(3,758,854)
Related party interest expense	—	(250,000)
Decrease in fair value of liabilities under derivative contracts	1,320,753	2,713,876
Dividends on preferred stock	—	(1,799,392)
Accretion of preferred stock	—	(7,523,459)
Other expense, net	(35,362)	(142,838)

Total other expense	(1,654,689)	(10,755,555)

Loss before income tax expense	(57,719,035)	(92,949,278)

Income tax expense	—	—

Net loss	(57,719,035)	(92,949,278)

Foreign currency translation (loss) gain	(107,179)	104,884

Comprehensive loss	$(57,826,214)	$(92,844,394)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.46)	$(1.36)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.46)	$(1.81)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,645,985	171,573,632

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	34,996,177	33,301,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

	Common Stock
	Shares	Amount
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(644,916,568)	$(3,717,631)	$(3,757,500)	$(304,497,378)
Issuance of restricted stock and options for directors’ compensation	1,813,411	1,813	257,911	—	—	—	259,724
Stock based compensation expense	—	—	4,850,527	—	—	—	4,850,527
Stock issued under equity compensation plans	772,421	773	35,140	—	—	—	35,913
Warrant issued to a customer	—	—	22,916	—	—	—	22,916
Placement agent commissions on issuance of Series H Redeemable Convertible Preferred Stock	—	—	(60,000)	—	—	—	(60,000)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	—	—	(21,590,049)	—	—	—	(21,590,049)
Net loss	—	—	—	(57,719,035)	—	—	(57,719,035)
Foreign currency translation adjustment	—	—	—	—	(107,179)	—	(107,179)

Balance September 30, 2013	210,649,318	$210,649	$331,202,703	$(702,635,603)	$(3,824,810)	$(3,757,500)	$(378,804,561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(57,719,035)	$(92,949,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,886,110	6,564,516
Impairment of goodwill and other long-lived assets	—	379,537
Impairment of plant and equipment	1,328	1,693,779
Issuance of restricted stock and stock options for directors’ compensation	259,724	956,916
Stock based compensation expense	4,850,527	4,603,988
Accretion of preferred stock redemption value	—	7,523,459
Non-cash sales incentive	22,916	458,162
Allowance for doubtful accounts receivable	130,438	181,003
Inventory valuation allowance	5,697,809	15,435,121
Provision for losses on non-cancelable purchase commitments	1,908,694	3,399,490
Decrease in fair value of warrants	(1,320,753)	(2,713,876)
Dividends on preferred stock	—	1,799,392
Loss (gain) on disposal of assets	497,140	(22,181)
Changes in operating assets and liabilities:
Accounts receivable	2,998,530	12,114,955
Inventories	(8,262,220)	(9,479,797)
Prepaid expenses	873,962	6,447,594
Other current and long-term assets	551,167	409,852
Accounts payable	(4,530,892)	(9,022,436)
Accrued expenses and other liabilities	(2,625,304)	2,816,346
Unearned revenue	—	(39,278)

Net cash used in operating activities	(49,779,859)	(49,442,736)

Cash flows from investing activities:
Purchases of property and equipment	(1,486,067)	(5,140,226)
Capitalized patents	(772,322)	(315,625)
Proceeds from sale of property and equipment	565,918	36,000

Net cash used in investing activities	(1,692,471)	(5,419,851)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	29,009,826	(20,518,032)
Payment of short and long-term debt	(3,666)	(10,276)
Proceeds from issuance of common stock under equity compensation plans	35,913	876,743
Redemption of 6% Convertible Preferred Stock	—	(33,830)
Proceeds from issuance of Series G Preferred Units	—	18,250,000
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	—	85,205,000
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	—	6,364,000
Proceeds from issuance of Series J Redeemable Convertible Preferred Stock	17,394,000	—
Payment in settlement of Repurchase Obligation	—	(10,245,675)
Placement agent commissions on private placements	(556,049)	(7,620,413)

Net cash provided by financing activities	45,880,024	72,267,517

Effect of exchange rate changes on cash	50,753	58,524

Net (decrease) increase in cash	(5,541,553)	17,463,454
Cash and cash equivalents balance at beginning of period	15,834,077	3,071,673

Cash and cash equivalents balance at end of period	$10,292,524	$20,535,127

Supplemental disclosures:
Interest paid during the period	$2,878,583	$4,011,549

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$—	$12,100,000

Change in fair value of Repurchase Obligation	$—	$388,175

Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$—	$(6,000,000)

Treasury stock received in settlement of Repurchase Obligation	$—	$3,757,500

Deemed dividends on Series H, I and J Redeemable Convertible Preferred Stock	$(21,590,049)	$(202,105,466)

Note receivable for Issuance of Series H Redeemable Convertible Preferred Stock	$—	$24,500,000

Pegasus Commitment	$—	$(1,600,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures), for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures products internally and through its contract manufacturers in China and India.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2013 and December 31, 2012, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $396,000 and $1.2 million, respectively.

As of September 30, 2013 and December 31, 2012, there were $8.2 million and $11.4 million, respectively, of eligible accounts receivable pledged as collateral for the Company’s line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”).

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

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. Changes in the warranty liability for the nine months ended September 30, 2013 are as follows:

Warranty provision as of December 31, 2012	$2,108,012
Additions to provision	1,977,142
Less warranty costs	(2,653,091)

Warranty provision as of September 30, 2013	$1,432,063

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expense and other current liabilities are carried at amounts that approximate their fair value due to the short-term maturity of these instruments.

The Riverwood Warrants, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 9 below) and the Pegasus Warrant (defined in Note 8 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Series H and I Preferred Offering (defined in Note 9 below) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of September 30, 2013, the Company had cash and cash equivalents of $10.3 million and an additional $5.0 million in cash subject to restrictions pursuant to the Company’s asset-based revolving credit facility with Wells Fargo (the “Wells Fargo ABL”). The Wells Fargo ABL provides the Company with a borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would be required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing under the Wells Fargo ABL.

On March 31, 2013, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Wells Fargo ABL, which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) the Company’s consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million. As of September 30, 2013, the Company had $30.5 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $14.1 million.

On September 11, 2013, the Company issued an aggregate of 17,394 shares of its newly designated Series J Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), at a price of $1,000 per share (the “Stated Value”) for aggregate proceeds of $17.4 million (the “Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement (the “Series J Subscription Agreement”) entered into between the Company, RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”), PCA Holdings and Holdings II. The Company issued 12,500, 2,500 and 2,394 shares of Series J Preferred Stock to Holdings II, PCA Holdings and Riverwood Holdings, respectively.

In an effort to strengthen the balance sheet and provide liquidity to meet the Company’s cash flow needs for the next twelve months, the Company will seek additional sources of liquidity and continue to implement cost control measures. The Company may not have access to sources of liquidity in an amount or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with the credit facility and future prospects will be adversely affected.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	September 30, 2013	December 31, 2012

Raw materials and components	$14,135,586	$15,150,768
Work-in-process	1,856,235	1,309,447
Finished goods	10,771,072	12,521,229

Total inventory, net	$26,762,893	$28,981,444

As of September 30, 2013 and December 31, 2012, inventories were stated net of inventory valuation allowances of $19.7 million and $25.6 million, respectively. The Company considered a number of factors in estimating the required inventory valuation allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	September 30, 2013	December 31, 2012

Leasehold improvements	$1,541,850	$1,627,933
Office furniture and equipment	1,180,563	1,255,244
Computer hardware and software	9,369,127	8,924,424
Tooling, production and test equipment	18,225,025	19,194,959
Construction-in-process	126,692	134,240

Total property and equipment	30,443,257	31,136,800
Accumulated depreciation	(20,335,836)	(14,593,687)

Total property and equipment, net	$10,107,421	$16,543,113

Depreciation related to property and equipment was $2.6 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation related to property and equipment was $6.9 million and $6.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values and their net book values are detailed below as of September 30, 2013 and December 31, 2012:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
September 30, 2013:
Technology and intellectual property	$1,757,651	$(147,700)	$1,609,951	11.0 to 20.0 years

December 31, 2012:
Technology and intellectual property	$988,629	$(124,219)	$864,410	11.6 to 20.0 years

Total intangible amortization expense was $12,000 and $61,000 for the three months ended September 30, 2013 and 2012, respectively. Total intangible amortization expense was $27,000 and $198,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 6. LINES OF CREDIT

Wells Fargo

The Wells Fargo ABL provides the Company with borrowing capacity of up to $50.0 million, which capacity is equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of September 30, 2013 and December 31, 2012, the Company had $30.5 million and $1.5 million, respectively, outstanding under the Wells Fargo ABL and additional borrowing capacity of $14.1 million and $48.5 million, respectively.

As of September 30, 2013, eligible collateral included $8.2 million of accounts receivable, $25.7 million of inventory and $10.0 million of Qualified Cash. Borrowings under the Wells Fargo ABL bear interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of the daily three month LIBOR rate plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the facility. The interest rate on the Wells Fargo ABL was 3.25% as of September 30, 2013.

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

Pursuant to Amendment No. 6, Wells Fargo also waived certain events of default under the Wells Fargo ABL related to the Company’s creation of Lighting Science India Private Limited (“LSIPL”), its subsidiary in India. The Company also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Wells Fargo ABL. Further, Amendment No. 6 permits the Company to make additional advances to certain affiliates (including LSIPL) in an amount not to exceed $500,000 from the date of Amendment No. 6 through October 1, 2013, and in an amount not to exceed $250,000 thereafter.

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

The Company has recorded the Riverwood Warrants, the September 2012 Warrants and the Pegasus Commitment (each as defined in Note 9 below) and the Pegasus Warrant (defined in Note 8 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each reporting period.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2013
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$1,600,000

Liabilities (Recurring):
Riverwood Warrants	$—	$—	$6,639,952
September 2012 Warrants	—	—	1,600,000
Pegasus Warrant	—	—	3,700,000

	$—	$—	$11,939,952

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the nine months ended September 30, 2013:

	Total	Pegasus Commitment	Riverwood Warrants	September 2012 Warrant	Pegasus Warrant
Beginning balance, December 31, 2012	$(7,960,705)	$1,360,000	$(7,960,705)	$(1,360,000)	$—
Realized and unrealized gains (losses) included in net loss	1,320,753	240,000	1,320,753	(240,000)	—
Purchases, sales, issuances and settlements	(3,700,000)	—	—	—	(3,700,000)
Transfers in or out of Level 3	—	—	—	—	—

Ending balance, September 30, 2013	$(10,339,952)	$1,600,000	$(6,639,952)	$(1,600,000)	$(3,700,000)

As of September 30, 2013, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 8. SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series J Preferred Stock

On September 11, 2013, the Company entered into the Series J Subscription Agreement with Riverwood Holdings, PCA Holdings and Holdings II, pursuant to which the Company issued an aggregate of 17,394 shares of Series J Preferred Stock, at a price of $1,000 per share, for gross proceeds of $17.4 million. The Company issued 12,500, 2,500 and 2,394 shares of Series J Preferred Stock to Holdings II, PCA Holdings and Riverwood Holdings, respectively. As compensation for advisory services provided by Pegasus, on September 11, 2013, the Company issued a warrant to Holdings II (the “Pegasus Warrant”) representing the right to purchase 10,000,000 shares of common stock at a variable exercise price that will be determined on the date of exercise.

In connection with the Series J Preferred Offering, and pursuant to the certificates of designation governing the shares of the Company’s Series H Preferred Stock (the “Series H Certificate of Designation”) and Series I Preferred Stock (the “Series I Certificate of Designation”), the Company agreed to offer to all holders of shares of Series H Preferred Stock (defined in Note 9), and Series I Preferred Stock (defined in Note 9), the right to purchase shares of Series J Preferred Stock based upon such holder’s ownership of the Company’s outstanding shares of common stock on a fully diluted, as converted basis (the “Preemptive Rights Offering”). Pursuant to the Series J Subscription Agreement, Pegasus committed to purchase the number of shares of Series J Preferred Stock equal to 20,000 minus the aggregate number of shares of Series J Preferred Stock issued in the Series J Preferred Offering and the Preemptive Rights Offering at a price per share equal to the Stated Value (the “Pegasus Series J Commitment”). On October 16, 2013, the Company completed the Preemptive Rights Offering and issued an aggregate of 1,449 shares of Series J Preferred Stock at the Stated Value, for aggregate gross proceeds of $1.4 million. Pursuant to the Pegasus Series J Commitment, Pegasus is obligated to purchase 1,157 shares of Series J Preferred Stock on or before November 19, 2013 at the Stated Value, for aggregate gross proceeds of $1.2 million.

The Series J Preferred Stock is senior to the Series H Preferred Stock, the Series I Preferred Stock and the common stock and is entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of common stock, on an as converted basis. Each share of Series J Preferred Stock is convertible at any time, at the election of the holder thereof, into the number of shares of common stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such shares of Series J Preferred Stock by (b) the $0.95 conversion price, subject to certain adjustments.

The Company will redeem all outstanding shares of Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) upon the Company’s receipt of a notice from the holders of Series H Preferred Stock that would require the Company to redeem the shares of Series H Preferred Stock pursuant to the Series H Certificate of Designation. The redemption of any shares of Series J Preferred Stock would be senior and prior to any redemption of Series H Preferred Stock or Series I Preferred Stock and any holder of shares of Series J Preferred Stock may elect to have less than all or none of such holder’s shares of Series J Preferred Stock redeemed. At any time after the Company has redeemed any shares of Series H Preferred Stock, at any time thereafter each holder of shares of Series J Preferred Stock may elect to have all or a portion of such holder’s shares of Series J Preferred Stock redeemed by the Company for an amount in cash equal to the Liquidation Amount of such shares of Series J Preferred Stock.

The “Liquidation Amount” of each share of Series J Preferred Stock is equal to the greater of (a) the fair market value of the Optional Conversion Shares and (b) if the applicable reference date occurs (i) on or prior to May 26, 2014, an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 1.75; and (ii) subsequent to May 26, 2014, an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 2.0.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value as of September 11, 2013, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $21.6 million to the Series J Preferred Stock with an offset in additional paid-in capital. There was no change in the redemption value as of September 30, 2013.

Pegasus Warrant

The Pegasus Warrant was issued to Holdings II on September 11, 2013 in consideration for advisory services provided by Pegasus. The Pegasus Warrant represents the right to purchase 10,000,000 shares of common stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds $523.9 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of common stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to $523.9 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was no change in fair value of the Pegasus Warrant for the period from September 11, 2013 (date of issuance) through September 30, 2013.

NOTE 9. SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into a preferred stock subscription agreement (the “Series H and I Subscription Agreement”) with Riverwood Holdings and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and 6,364 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock” and together with the Series H Preferred Stock, the “Preferred Shares”) at a price of $1,000 per Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company in connection with the Series H and I Preferred Offering, the Company issued a warrant to Riverwood Management (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of common stock at a variable exercise price that will be determined on the date of exercise.

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

On September 11, 2013, in connection with the Series J Preferred Offering, Riverwood and Pegasus, as the “Primary Investors” of the Series H Preferred Stock and Series I Preferred Stock, respectively, approved the Amended and Restated Series H Certificate of Designation and the Amended and Restated Series I Certificate of Designation (collectively, the “Amended Certificates of Designation”) and certain holders of shares of Series H Preferred Stock and Series I Preferred Stock agreed to make certain amendments to the agreements entered into in connection with the purchase of (i) the shares of Series H Preferred Stock and Series I Preferred Stock and (ii) the Company’s previously issued shares of Series F Preferred Stock and Series G Preferred Stock, which were subsequently converted into shares of Series H Preferred Stock and Series I Preferred Stock (collectively, the “Preferred Stock Subscription Agreements”).

The Amended Certificates of Designation amend the terms of the Series H Certificate of Designation and Series I Certificate of Designation to, among other things, (i) reduce the price used to determine the number of shares of common stock each share of Series H Preferred Stock and Series I Preferred Stock can be converted into at the election of each holder from $1.18 to $0.95 (the “Conversion Price”); (ii) remove the covenant requiring the Company to comply with certain minimum thresholds related to the Company’s consolidated earnings before interest, taxes, depreciation and amortization for 2013 and 2014; (iii) increase, from $10 million to $50 million, the amount of indebtedness the Company can incur without the consent of Riverwood and Pegasus (in each case, in their capacity as “Primary Investor” of the Series H Preferred Stock and Series I Preferred Stock, respectively) and (iv) make certain other clarifying amendments to the Certificates of Designation. The reduction in the Conversion Price for the Series H Preferred Stock and the Series I Preferred Stock resulted in the Company recording a deemed dividend of $14.4 million, which is reflected in earnings per share allocated to controlling shareholders and noncontrolling shareholders.

The Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of common stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares equal to the quotient obtained by dividing (a) the $1,000 by (b) the $0.95 conversion price, subject to certain adjustments.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value during the period ending September 30, 2013.

Riverwood Warrants

The Riverwood Warrant was issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrant represents the right to purchase 18,092,511 shares of common stock at a variable exercise price that will be determined on the date of exercise. Subsequent to the issuance of the Riverwood Warrant, Riverwood assigned a portion of the Riverwood Warrant representing the right to purchase an aggregate of 5,427,751 shares of common stock to certain of the former members of Riverwood Management. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of common stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $523.9 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of common stock underlying the Riverwood Warrants; provided that for so long as the total equity value of the Company is less than or equal to $523.9 million (as may be adjusted for subsequent capital raises) the Riverwood Warrants will not be exercisable. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expire on May 25, 2022.

The Riverwood Warrants are considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was $(2.1) million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value of the Riverwood Warrants was $1.3 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively, and was included in the decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The increase in fair value of the September 2012 Warrants was $320,000 and $240,000 for the three and nine months ended September 30, 2013, respectively, and was included in additional paid-in capital. There was no change in fair value of the September 2012 Warrants for the period from September 25, 2012 (date of issuance) through September 30, 2012.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was $320,000 and $240,000 for the three and nine months ended September 30, 2013, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series G Preferred Stock were recorded initially at fair value as a liability as the Series G Preferred Stock may have required settlement in a variable number of shares of common stock. Subsequent to initial recognition, the shares of Series G Preferred Stock were recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and was not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $0 and $7.5 million for the three and nine months ended September 30, 2012, respectively.

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

During the three and nine months ended September 30, 2012, the Company recorded $0 and $1.8 million of dividends expense on the Series G Preferred Stock, respectively.

NOTE 11. STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2013, the Company recorded expense of $238,000 related to restricted stock awards and $0 and $20,000, respectively, related to stock options issued to the Company’s directors. For the three and nine months ended September 30, 2012, the Company recorded expense of $302,000 and $966,000, respectively, related to restricted stock awards and $11,000 and $129,000, respectively, related to stock options issued to the Company’s directors.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 500,000 shares of restricted stock to Mr. Cage as part of his compensation package. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the three and nine months ended September 30, 2013, the Company recorded expense of $49,000 and $119,000, respectively, related to the restricted stock awards issued to Messrs. Cage and Knight.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of the Company’s common stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of common stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the Agreement for an additional three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of common stock. The number of shares of common stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of September 30, 2013, the following warrants for the purchase of common stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	567,912	$5.57 to $5.59	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	5,123,715	$1.95	2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

		42,614,646

As of September 30, 2013, all warrants shown in the table above were fully vested and exercisable, except a portion of the THD Warrant, the Riverwood Warrants, the September 2012 Warrants and the Pegasus Warrant. As discussed above, 2,049,486 shares issuable pursuant to the THD Warrant vested during 2012 and 2011, when the product purchases for these periods satisfied the prescribed vesting conditions, and 3,074,229 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these were not exercisable as of September 30, 2013 because the aggregate fair market value of the Company’s outstanding shares of common stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $523.9 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant). The September 2012 Warrants will become exercisable on October 9, 2015.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of September 30, 2013 and 2012, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the nine months ended September 30, 2013 and 2012 and, accordingly, recorded (increase)/reductions in revenue of $9,000 and $23,000 for the three and nine months ended September 30, 2013, respectively, and $(257,000) and $458,000 for the three and nine months ended September 30, 2012, respectively.

NOTE 12: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and nine months ended September 30, 2013 and 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Repurchase Obligation, while the allocation of net losses attributable to the common stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Repurchase Obligation (See Note 13 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Three Months Ended September 30
	2013		2012
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(21,156,773)	$(4,346,354)	$(19,990,435)	$(4,005,071)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(17,910,579)	(3,679,470)	—	—
Deemed dividends due to change in Series H and Series I Preferred Stock conversion price attributable to all shareholders	(11,982,712)	(2,461,676)	—	—
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	—	—	(43,320,722)	(8,679,278)

Undistributed net loss	$(51,050,064)	$(10,487,500)	$(63,311,157)	$(12,684,349)

Basic and diluted weighted average number of common shares outstanding	170,672,339	35,062,174	170,560,715	34,171,729

Basic and diluted net loss per common share	$(0.30)	$(0.30)	$(0.37)	$(0.37)

	For the Nine Months Ended September 30
	2013		2012
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(47,896,411)	$(9,822,624)	$(77,840,649)	$(15,108,629)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(17,915,855)	(3,674,194)	—	—
Deemed dividends due to change in Series H and Series I Preferred Stock conversion price attributable to all shareholders	(11,986,242)	(2,458,146)	—	—
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	—	—	12,488,175	(12,488,175)
Deemed dividends related to the Series H and I Preferred Stock attributable to all shareholders	—	—	(167,913,898)	(32,591,568)

Undistributed net loss	$(77,798,508)	$(15,954,964)	$(233,266,372)	$(60,188,372)

Basic and diluted weighted average number of common shares outstanding	170,645,985	34,996,177	171,573,632	33,301,911

Basic and diluted net loss per common share	$(0.46)	$(0.46)	$(1.36)	$(1.81)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 190.4 million and 111.1 million common stock equivalents for the three months ended September 30, 2013 and 2012, respectively, and 186.8 million and 53.0 million common stock equivalents for the nine months ended September 30, 2013 and 2012, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 13: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 82.2% of the Company’s common stock as of September 30, 2013.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the three and nine months ended September 30, 2012, the Company recognized related party interest expense of $0 and $250,000, respectively. In addition, during the three and nine months ended September 30, 2012, the Company recorded $0 and $250,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in selling, distribution and administrative expense. For the three and nine months ended September 30, 2013 there was no related party interest expense or management fees incurred.

On May 25, 2012, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who served as the Company’s Chief Operations Officer until July 8, 2013 and now leads the transition of our manufacturing operations to our contract manufacturer in Asia. During the three and nine months ended September 30, 2013, the Company incurred $656,000 and $1.7 million, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense. During the three and nine months ended September 30, 2012, the Company incurred $387,000 and $648,000, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense.

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

On September 11, 2013, the Company entered into the Series J Subscription Agreement with Riverwood Holdings, PCA Holdings and Holdings II, pursuant to which the Company issued an aggregate of 17,394 shares of Series J Preferred Stock at the Stated Value for gross proceeds of $17.4 million. The Company issued 12,500, 2,500 and 2,394 shares of Series J Preferred Stock to Holdings II, PCA Holdings and Riverwood Holdings, respectively. As compensation for advisory services provided by Pegasus, the Company issued the Pegasus Warrant to Holdings II on September 11, 2013, which represents the right to purchase 10,000,000 shares of common stock at a variable exercise price that will be determined on the date of exercise. Pursuant to the Series J Subscription Agreement and the Pegasus Series J Commitment, Pegasus is obligated to purchase 1,157 shares of Series J Preferred Stock on or before November 19, 2013 at the Stated Value, for aggregate gross proceeds of $1.2 million.

During the three and nine months ended September 30, 2013, the Company incurred no consulting fees for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital. During the three and nine months ended September 30, 2012, the Company incurred consulting fees of $16,000 and $118,000, respectively, for services provided by GYRO LLC, which were included in selling, distribution and administrative expense.

During the three and nine months ended September 30, 2013, the Company incurred consulting fees of $0 and $15,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the three and nine months ended September 30, 2012, the Company incurred consulting fees of $17,000 and $40,000, respectively, for services provided by T&M Protection Resources

During the three and nine months ended September 30, 2013, the Company incurred no consulting fees for services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company. During the three and nine months ended September 30, 2012, the Company incurred consulting fees of $40,000 and $148,000, respectively, for public relations and corporate communications services provided by MWW Group, which were included in selling, distribution and administrative expense.

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

NOTE 14. CONCENTRATIONS OF CREDIT RISK

For the three and nine months ended September 30, 2013, the Company had one customer whose revenue represented 56% and 52% of total revenue, respectively. For the three and nine months ended September 30, 2012, the Company had two customers whose revenue collectively represented 67% and 72% of total revenue, respectively.

As of September 30, 2013, the Company had one customer whose accounts receivable balance represented 60% of accounts receivables, net of allowances. As of December 31, 2012, the Company had two customers whose accounts receivable balances collectively represented 77% of accounts receivables, net of allowances.

NOTE 15. RESTRUCTURING EXPENSE

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

On September 24, 2012, the Company’s board of directors committed to the Mexico Closing. As of September 30, 2013, the Mexico Closing is substantially complete. The Mexico Closing was expected to result in the termination of approximately 520 employees, of which all but 1 were terminated by September 30, 2013. As of September 30, 2012, the Company had accrued expenses and charges related to the Mexico Closing of $1.7 million in severance and $1.7 million in non-cash asset impairment. The restructuring charges are included in the line item restructuring expenses in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2013, the Company recorded $55,000 and $184,000, respectively, in restructuring expense in the condensed consolidated statements of operations and comprehensive loss for each period, of which $99,000 was related to termination of the lease on the Mexico manufacturing facility. For the three and nine months ended September 30, 2012, the Company incurred $2.2 million and $4.1 million, respectively, of costs as a result of severance and termination benefits.

In addition to the charges noted above, the Company expects to incur certain other charges in connection with the Mexico Closing. While the total estimate of these costs is not yet final, the Company currently expects to incur approximately $400,000 in expense with most of these remaining costs being incurred or accrued during the year ending December 31, 2013.

As of September 30, 2013, the accrued liability associated with the restructuring charges consisted of the following:

	Workforce Reduction	Excess Facilities	Total
Accrued liability as of December 31, 2012	$1,620,956	$—	$1,620,956
Charges	—	99,004	99,004
Payments	(1,451,450)	(99,004)	(1,550,454)

Accrued liability as of September 30, 2013	$169,506	$—	$169,506

The remaining restructuring expense accrual that had not been paid as of September 30, 2013 of $170,000 is expected to be paid by December 31, 2013.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

On August 3, 2012, the Company and its co-defendants filed a motion to transfer this lawsuit from Broward County to the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. In September 2013, that order was affirmed by the Fourth District Court of Appeals. The litigation is now proceeding in Orange County (Case No. 2012-CA-020121-O).

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors and officers insurance coverage will be available to cover nearly all of the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also paid a portion of the legal fees incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran, and expects to pay, in the future, the reasonable legal fees incurred by J.P. Morgan in this case. Such payments are not covered by the Company’s insurance coverage and have been substantial. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

During October 2011, the Company was notified of a contract dispute between LSGBV, the Company’s subsidiary in the Netherlands, and one of its distributors in which the distributor is seeking monetary damages of approximately $1.2 million. Arbitration was held before the International Chamber of Commerce (“ICC”), in The Hague, in January 2013, and a decision is expected to be rendered in the near future, following the completion of a report by an ICC appointed economics expert. The Company estimates a loss of up to $300,000 in connection with this matter, and has provided a reserve for this amount in its financial statements.

NOTE 17. SUBSEQUENT EVENTS

On October 15, 2013, the board of directors approved the dissolution of LSGBV and LSIPL as part of the Company’s efforts to reduce its cost structure and preserve cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “intends,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our strategic plan for the next three fiscal years consists of seeking to create strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing relevant and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to focus on developing breakthrough innovation and on becoming a market maker in targeted high value-added, high-margin segments within the lighting market. We also intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used in introducing new products. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet expected demand for our products while addressing the inefficiencies that have negatively impacted our gross margin and overall financial performance in prior periods. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. One of the most critical initiatives is the transition of manufacturing our high volume, low mix lamps from Mexico and Satellite Beach to China – the source of the majority of our components. We began the manufacturing transition in the third quarter of 2013, and expect this to be fully completed during the first half of 2014. We anticipate these actions will result in improved gross margins, as well as a more optimized production and supplier footprint in future periods.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at our retailers and by conducting high visibility national media promotions with our key customers. In October 2013, we launched our Definity Digital Brand. The Definity Digital GoodNight Light and the Definity Digital Awake&Alert light are the world’s first biologically corrected lights. Traditional lights have a high level of blue light that sends signals to the brain that it is still daytime, so it suppresses melatonin and disrupts the sleep cycle. The GoodNight light has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production. The Awake&Alert light has a blue enriched spectrum to naturally enhance the body’s energy and alertness. We continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for the brand. We have recently been featured in Men’s Health magazine, Wall Street Journal online, ABC newswire and other prominent national and local news affiliates.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$21,951,094	$32,056,779	$61,925,643	$101,069,211
Cost of goods sold	27,261,065	32,532,210	64,973,577	117,889,925

Gross profit	$(5,309,971)	$(475,431)	$(3,047,934)	$(16,820,714)

GAAP gross profit percentage	-24.2%	-1.5%	-4.9%	-16.6%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a decrease in sales of $10.1 million and $39.1 million, respectively, during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, which primarily reflected the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the first nine months of 2013. We had no sales to Osram Sylvania during the three and nine months ended September 30, 2013, as compared to $6.2 million and $21.9 million in sales for the three and nine months ended September 30, 2012, respectively. In addition, we experienced a $3.0 million and $18.5 million decrease in sales to The Home Depot for the three and nine months ended September 30, 2013, respectively, resulting from its decision not to carry our fixture product line in 2013, which represented $3.1 million and $9.5 million of sales for the three and nine months ended September 30, 2012, respectively, with the balance of the decrease during the nine months ended September 30, 2013 resulting from lower sales of our lamp products to The Home Depot. This reduction was primarily due to a decrease in The Home Depot’s targeted inventory levels.

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

Our gross margin for the three and nine months ended September 30, 2013 was negatively affected primarily by a $5.1 million and $5.7 million, respectively, inventory valuation allowance and a provision for expected losses on non-cancelable purchase commitments of $1.9 million for both the three and nine months ended September 30, 2013. In addition, our gross margin was affected by the mix of products sold and the impact of a price increase imposed on us by our contract manufacturer in Mexico effective March 2013. We are in the process of transitioning our manufacturing operations to lower cost manufacturers in China, however we expect that the impact of the price increase will continue through the remainder of 2013. Our gross margin for the three and nine months ended September 30, 2012, was negatively affected primarily by a $785,000 and $3.4 million provision for expected losses on non-cancelable purchase commitments, respectively, due to the restructuring of our product lines, an inventory valuation allowance of $3.1 million and $15.4 million, respectively, and identified manufacturing inefficiencies costing us $6.3 million and $7.8 million, respectively, which were not repeated in the current year.

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

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expense for stock based compensation, restructuring expense, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expense decreased by 31.0% and 18.9%, respectively, for the three and nine months ended September 30, 2013 while revenue decreased 31.5% and 38.7%, respectively, compared to the three and nine months ended September 30, 2012. Total non-GAAP operating expense represented 57.4% and 65.9% of revenue for the three and nine months ended September 30, 2013 as compared to 47.4% and 46.6%, respectively, of revenue for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, the increase in non-GAAP adjusted operating expense as a percentage of adjusted revenue was due primarily to the decrease in revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$21,951,094	$32,056,779	$61,925,643	$101,069,211
Cost of goods sold	27,261,065	32,532,210	64,973,577	117,889,925
Deduct:
Provisions for inventory valuation and losses on purchase commitments	6,965,108	3,861,550	7,606,503	18,876,012

Adjusted cost of goods sold	20,295,957	28,670,660	57,367,074	99,013,913

Adjusted gross margin	$1,655,137	$3,386,119	$4,558,569	$2,055,298

Non-GAAP adjusted gross margin percentage	7.5%	10.5%	7.4%	2.0%
Total operating expense	17,029,709	24,671,849	53,016,412	65,373,009
Less:
Issuance of restricted stock for directors compensation	239,229	323,326	259,724	956,916
Non-cash stock option and restricted stock compensation expense	1,532,891	2,609,953	4,850,527	4,603,988
Restructuring expense	55,275	3,908,562	184,107	5,759,814
Impairment of goodwill and other long-lived assets	—	379,537	—	379,537
Depreciation and amortization	2,594,396	2,245,665	6,886,110	6,564,516

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$12,607,918	$15,204,806	$40,835,944	$47,108,238

GAAP operating expenses as a percentage of revenue	77.6%	77.0%	85.6%	64.7%
Non-GAAP operating expenses as a percentage of revenue	57.4%	47.4%	65.9%	46.6%

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

•	Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, it has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

•

External legislation and subsidy programs concerning energy efficiency. The United States and many countries in the European Union and elsewhere, among others, have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity.

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

Recent Events

On October 15, 2013, the board of directors approved the dissolution of Lighting Science Group B.V. (“LSGBV”), our subsidiary in the Netherlands and Lighting Science India Private Limited (“LSIPL”), our subsidiary in India, as part of our efforts to reduce our cost structure and preserve cash flow.

On October 16, 2013, we completed a preemptive rights offering of our shares of Series J Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), to holders of shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and Series I Convertible Preferred Stock (the “Series I Preferred Stock”), and their permitted assignees (the “Preemptive Rights Offering”). The Preemptive Rights Offering was initiated in conjunction with our September 2013 offering of shares of Series J Preferred Stock to affiliates of Riverwood Capital and Pegasus Capital (described below). Pursuant to the Preemptive Rights Offering, we issued an aggregate of 1,449 shares of Series J Preferred Stock at a price per share of $1,000 (the “Stated Value”), for aggregate gross proceeds of $1.4 million. Pursuant to the Series J Subscription Agreement (described below), Pegasus is obligated to purchase 1,157 shares of Series J Preferred Stock on or before November 19, 2013 at the Stated Value, for aggregate gross proceeds of $1.2 million.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 as set forth herein.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012
Revenue	$21,951,094	$32,056,779	(10,105,685)	-31.5%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowances of $5.1 million and $3.1 million and provisions for losses on purchase commitments of $1.9 million and $785,000 for the three months ended September 30, 2013 and 2012, respectively)	27,261,065	32,532,210	(5,271,145)	-16.2%	124.2%	101.5%
Selling, distribution and administrative	11,749,901	15,652,102	(3,902,201)	-24.9%	53.5%	48.8%
Research and development	2,630,137	2,485,983	144,154	5.8%	12.0%	7.8%
Restructuring expense	55,275	3,908,562	(3,853,287)	*	0.3%	12.2%
Impairment of goodwill and other long-lived assets	—	379,537	(379,537)	*	0.0%	1.2%
Depreciation and amortization	2,594,396	2,245,665	348,731	15.5%	11.8%	7.0%
Interest income	1,315	789	526	*	0.0%	0.0%
Interest expense	(1,097,141)	(1,181,890)	84,749	-7.2%	-5.0%	-3.7%
(Increase) decrease in fair value of liabilities under derivative contracts	(2,116,824)	2,352,026	(4,468,850)	*	-9.6%	7.3%
Other income (expense), net	49,203	(19,151)	68,354	*	0.2%	-0.1%

Net loss	$(25,503,127)	$(23,995,506)	(1,507,621)	6.3%	-116.2%	-74.9%

*	Variance is not meaningful.

Revenue

Revenue decreased $10.1 million, or 31.5%, to $22.0 million for the three months ended September 30, 2013 from $32.1 million for the three months ended September 30, 2012. The decrease in revenue was primarily due to the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the current period. We had no sales to Osram Sylvania during the three months ended September 30, 2013 compared to $6.2 million in sales for the three months ended September 30, 2012. In addition, we experienced a $3.0 million decrease in sales to The Home Depot for the three months ended September 30, 2013 resulting from its decision to not carry our fixture product line since the beginning of 2013, which line had represented $3.1 million of sales for the three months ended September 30, 2012, with the balance of the change resulting from an increase in sales of our lamp products to The Home Depot during the three months ended September 30, 2013.

Cost of Goods Sold

Cost of goods sold decreased $5.3 million, or 16.2%, to $27.3 million for the three months ended September 30, 2013 from $32.5 million for the three months ended September 30, 2012. The decrease in cost of goods sold was partially due to the corresponding decrease in sales during the three months ended September 30, 2013. The decrease was partially offset by a $5.1 million inventory valuation allowance and a $1.9 million provision for expected losses on non-cancelable purchase commitments for the three months ended September 30, 2013. For the three months ended September 30, 2012, cost of goods sold included a $3.1 million inventory valuation allowance and a $785,000 provision for expected losses on non-cancelable purchase commitments.

Cost of goods sold as a percentage of revenue increased for the three months ended September 30, 2013 to 124.2% (or negative gross margin of 24.2%) as compared to 101.5% (or negative gross margin of 1.5%) for the three months ended September 30, 2012. Excluding the impact of the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments recorded in 2013 and 2012 and discussed more fully in the Section of this Form 10-Q entitled Non-GAAP Financial Measures, our non-GAAP gross margin was 7.5% for the three months ended September 30, 2013 compared to a non-GAAP gross margin of 10.5% for the three months ended September 30, 2012. See our reconciliation of the non-GAAP gross margin measurements to the GAAP gross margin measurements on page 25.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.9 million, or 24.9%, to $11.7 million for the three months ended September 30, 2013 from $15.7 million for the three months ended September 30, 2012, but increased as a percentage of revenue to 53.5% for the three months ended September 30, 2013 from 48.8% for the three months ended September 30, 2012. The decrease in selling, distribution and administrative expense was primarily due to a $2.3 million decrease in personnel related costs, a $603,000 decrease in legal fees, a $643,000 decrease related to the closing of our facilities in Mexico, Australia and the United Kingdom and a $448,000 decrease in consulting fees,.

Research and Development

Research and development expense increased $144,000, or 5.8%, to $2.6 million for the three months ended September 30, 2013 from $2.5 million for the three months ended September 30, 2012, and increased as a percentage of revenue to 12.0% for the three months ended September 30, 2013 from 7.8% for the three months ended September 30, 2012. The increase in research and development expense was primarily due to a $133,000 increase in tooling and setup expense related to the development of new products.

Restructuring Expense

Restructuring expense decreased $3.9 million to $55,000 for the three months ended September 30, 2013 from $3.9 million for the three months ended September 30, 2012. Restructuring expense for the three months ended September 30, 2013, consisted of miscellaneous costs incurred in closing our Mexico manufacturing facility. Restructuring expense of $3.9 million for the three months ended September 30, 2012, consisted of $2.2 million of severance and termination benefits related to announced additional headcount reductions in connection with the closing of our Mexico manufacturing facility and $1.7 million for the write down of leasehold improvements, tooling, production and test equipment in our Mexico plant.

Impairment of Goodwill and Other Long-lived Assets

As of September 30, 2012, we performed an impairment analysis to determine whether our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to LSGBV, we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the three months ended September 30, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

Depreciation and Amortization

Depreciation and amortization expense increased $349,000, or 15.5%, to $2.6 million for the three months ended September 30, 2013 from $2.2 million for the three months ended September 30, 2012. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and tooling and molds during 2012 and the first nine months of 2013.

Interest Expense

Interest expense decreased $85,000, or 7.2%, to $1.1 million for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 was due primarily to the outstanding borrowings on our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010 with Wells Fargo Bank N.A. (“Wells Fargo”), which is supported by the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for Ares Capital Corporation (“Ares Capital”) for our benefit and consisted of $653,000 of interest related to the Ares Letter of Credit Facility and $444,000 of interest expense and fees related to the Wells Fargo ABL. Interest expense for the three months ended September 30, 2012 consisted primarily of $687,000 of interest related to the Ares Letter of Credit Facility, $491,000 of interest expense and fees related to the Wells Fargo ABL and $3,000 of interest expense related to the debt facilities of LSGBV.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued a warrant to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrants increased by $2.1 million for the three months ended September 30, 2013, primarily due to the value of the Series J Preferred Stock issued in September 2013, the change in the conversion rate of the Series H Convertible Preferred Stock and Series I Convertible Preferred Stock from $1.18 to $0.95 per share as part of the Series J Preferred Offering and an increase in the trading price of our common stock during the period. The fair value of the outstanding Riverwood Warrants decreased by $2.4 million for the three months ended September 30, 2013, primarily due to a decrease in the price of our common stock during the period.

Other Income (Expense), Net

Other income (expense), net increased $68,000 for the three months ended September 30, 2013 to net income of $49,000 from net expense of $19,000 for the three months ended September 30, 2012. Other income for the three months ended September 30, 2013 consisted primarily of $37,000 of miscellaneous income and $19,000 of foreign exchange gain, partially offset by $6,000 in miscellaneous finance charges. Other expense for the three months ended September 30, 2012 consisted primarily of $39,000 in miscellaneous expense, $23,000 in late payment fees and a $19,000 foreign exchange loss.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012
Revenue	$61,925,643	$101,069,211	(39,143,568)	-38.7%	100.0%	100.0%
Cost of goods sold (includes inventory valuation allowance of $5.7 million and $15.4 million and provision for losses on purchase commitments of $1.9 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively)	64,973,577	117,889,925	(52,916,348)	-44.9%	104.9%	116.6%
Selling, distribution and administrative	38,171,922	45,297,615	(7,125,693)	-15.7%	61.6%	44.8%
Research and development	7,774,273	7,371,527	402,746	5.5%	12.6%	7.3%
Restructuring expense	184,107	5,759,814	(5,575,707)	*	0.3%	5.7%
Impairment of goodwill and other long-lived assets	—	379,537	(379,537)	*	0.0%	0.4%
Depreciation and amortization	6,886,110	6,564,516	321,594	4.9%	11.1%	6.5%
Interest income	3,643	5,112	(1,469)	*	0.0%	0.0%
Interest expense, including related party	(2,943,723)	(4,008,854)	1,065,131	-26.6%	-4.8%	-4.0%
Decrease in fair value of liabilities under derivative contracts	1,320,753	2,713,876	(1,393,123)	*	2.1%	2.7%
Dividends on preferred stock	—	(1,799,392)	1,799,392	*	0.0%	-1.8%
Accretion of preferred stock	—	(7,523,459)	7,523,459	*	0.0%	-7.4%
Other expense, net	(35,362)	(142,838)	107,476	*	-0.1%	-0.1%

Net loss	$(57,719,035)	$(92,949,278)	35,230,243	-37.9%	-93.2%	-92.0%

*	Variance is not meaningful.

Revenue

Revenue decreased $39.1 million, or 38.7%, to $61.9 million for the nine months ended September 30, 2013 from $101.1 million for the nine months ended September 30, 2012. The decrease in revenue was primarily a result of the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the current period. We had no sales to Osram Sylvania during the nine months ended September 30, 2013 compared to $21.9 million in sales for the nine months ended September 30, 2012. In addition, we experienced an $18.5 million decrease in sales to The Home Depot for the nine months ended September 30, 2013 resulting from its decision to not carry our fixture product line at the beginning of 2013, which had represented $9.5 million of sales for the nine months ended September 30, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot. The reduction in sales of our lamp products was primarily due to a decrease in The Home Depot’s targeted inventory levels. The decrease in revenue for both Osram Sylvania and The Home Depot was partially offset by an increase of $1.3 million in revenue from other customers.

Cost of Goods Sold

Cost of goods sold decreased $52.9 million, or 44.9%, to $65.0 million for the nine months ended September 30, 2013 from $117.9 million in the nine months ended September 30, 2012. The decrease in cost of goods sold was partially due to the corresponding decrease in sales during the nine months ended September 30, 2013, as well as improved manufacturing efficiencies in the current year. The decrease was partially offset by a $5.7 million inventory valuation allowance and a $1.9 million provision for expected losses on non-cancelable purchase commitments for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, cost of goods sold included a $15.4 million inventory valuation allowance and a $3.4 million provision for expected losses on non-cancelable purchase commitments.

Cost of goods sold as a percentage of revenue decreased for the nine months ended September 30, 2013 to 104.9% (or negative gross margin of 4.9%) as compared to 116.6% (or negative gross margin of 16.6%) for the nine months ended September 30, 2012. Excluding the impact of the inventory valuation allowance and the provision for expected losses on non-cancelable purchase commitments, our non-GAAP gross margin was 7.4% for the nine months ended September 30, 2013 compared to a non-GAAP gross margin of 2.0% for the nine months ended September 30, 2012. See our reconciliation of the non-GAAP gross margin measurements on page 25.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $7.1 million, or 15.7%, to $38.2 million for the nine months ended September 30, 2013 from $45.3 million for the nine months ended September 30, 2012, but increased as a percentage of revenue to 61.6% for the nine months ended September 30, 2013 from 44.8% for the nine months ended September 30, 2012. The decrease in selling, distribution and administrative expense was primarily due to a $3.0 million decrease in personnel related expenses, a $1.8 million decrease in consulting fees, a $2.8 million decrease due to the closing of our facilities in Mexico, Australia and the United Kingdom and a $1.4 million decrease in freight and logistics resulting primarily from the decrease in revenue. These decreases were partially offset by a $1.4 million increase in legal fees due primarily to our defense of the Geveran litigation and on-going patent related issues.

Research and Development

Research and development expense increased $403,000, or 5.5%, to $7.8 million for the nine months ended September 30, 2013 from $7.4 million for the nine months ended September 30, 2012, and increased as a percentage of revenue to 12.6% for the nine months ended September 30, 2013 from 7.3% for the nine months ended September 30, 2012. The increase in research and development expense was primarily due to a $376,000 increase in personnel costs as we continue to invest in our innovation pipeline.

Restructuring Expense

Restructuring expense decreased $5.6 million to $184,000 for the nine months ended September 30, 2013 from $5.8 million for the nine months ended September 30, 2012. Restructuring expense for the nine months ended September 30, 2013 consisted of $99,000 related to the termination of our lease in Mexico and $85,000 for miscellaneous costs incurred in closing both our Mexico and Australia entities. Restructuring expense for the nine months ended September 30, 2012 consisted of $4.1 million in severance and termination benefits related to the significant headcount reductions in Mexico in May 2012 and announced additional headcount reductions in Mexico in September 2012, primarily related to the planned transition of production work to our contract manufacturer in Mexico and the replacement of ten members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering. In addition, we recorded a $1.7 million expense for the write down of leasehold improvements, tooling, production and test equipment in our Mexico plant.

Impairment of Goodwill and Other Long-lived Assets

As of September 30, 2012, we performed an impairment analysis to determine whether our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to LSGBV we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the nine months ended September 30, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

Depreciation and Amortization

Depreciation and amortization expense increased $322,000 or 4.9% to $6.9 million for the nine months ended September 30, 2013 from $6.6 million for the nine months ended September 30, 2012. The increase in depreciation and amortization expense was primarily a result of the purchase of manufacturing equipment and tooling and molds during 2012 and the first nine months of 2013

Interest Expense

Interest expense decreased $1.1 million, or 26.6%, to $2.9 million for the nine months ended September 30, 2013 from $4.0 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to the decrease in interest related to the issuance of the Series G Preferred Units in 2012, which were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012. Interest expense for the nine months ended September 30, 2013 consisted primarily of $2.0 million of interest related to the Ares Letter of Credit Facility and $937,000 of interest expense and fees related to the Wells Fargo ABL. Interest expense for the nine months ended September 30, 2012 consisted primarily of $2.1 million of interest related to the Ares Letter of Credit Facility, $1.4 million of interest expense and fees related to the Wells Fargo ABL, $316,000 of prepaid financing fees related to the Series G Preferred Units, $250,000 of prepaid financing fees paid to Pegasus IV related to the Series G Preferred Units and $11,000 of interest expense related to the debt facilities of LSGBV.

Decrease in Fair Value of Liabilities under Derivative Contracts

On May 25, 2012, in connection with the Series H and I Preferred Offering, we issued the Riverwood Warrants. The Riverwood Warrants were accounted for as a liability and the fair value was determined using the Monte Carlo valuation method. The fair value of the Riverwood Warrants decreased by $1.4 million for the nine months ended September 30, 2013 primarily due to a decrease in the trading price of our common stock during this period. The fair value of the outstanding Riverwood Warrants decreased by $2.7 million for the period from May 25, 2012, the initial issuance date of the Riverwood Warrants, through September 30, 2012, primarily due to a decrease in the price of our common stock during this period.

Dividends on Preferred Stock

Dividends on preferred stock of $1.8 million for the nine months ended September 30, 2012 consisted of dividends incurred on our then outstanding shares of Series G Preferred Stock, which were initially issued on November 17, 2011. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012, which do not accrue dividends.

Accretion of Preferred Stock

Accretion of preferred stock consisted of $7.5 million of accretion expense incurred on the outstanding shares of Series G Preferred Stock for the nine months ended September 30, 2012. All of the outstanding shares of Series G Preferred Stock were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with the Series H and I Preferred Offering on May 25, 2012.

Other Expense, Net

Other expense, net decreased $107,000 for the nine months ended September 30, 2013 to net expense of $35,000 from net expense of $143,000 for the nine months ended September 30, 2012. Other expense for the nine months ended September 30, 2013 consisted primarily of a $51,000 foreign exchange loss and $54,000 in late payment fees, partially offset by $69,000 of miscellaneous income. Other expense for the nine months ended September 30, 2012 consisted primarily of $94,000 in late payment fees and a $33,000 foreign exchange loss, partially offset by $16,000 of miscellaneous income.

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

As of September 30, 2013, we had cash and cash equivalents of $10.3 million and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain reserves established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing under the Wells Fargo ABL. As of September 30, 2013, we had $30.5 million outstanding under the Wells Fargo ABL and additional borrowing capacity of $14.1 million.

On September 11, 2013, we entered into a preferred stock subscription agreement (the “Series J Subscription Agreement”) with RW LSG Holdings LLC, (“Riverwood Holdings”), PCA Holdings and Holdings II, pursuant to which we issued an aggregate of 17,394 shares of our Series J Convertible Preferred Stock at the Stated Value for aggregate gross proceeds of $17.4 million (the “Series J Offering”). We issued 12,500, 2,500 and 2,394 shares of Series J Preferred Stock to Holdings II, PCA Holdings and Riverwood Holdings, respectively. Pursuant to the Series J Subscription Agreement, Pegasus committed to purchase additional shares of Series J Preferred Stock if we did not issue at least 20,000 shares of Series J Preferred Stock after completion of the Series J Offering and the Preemptive Rights Offering. After completion of such offerings, we have issued an aggregate of 18,843 shares of Series J Preferred Stock and Pegasus is obligated to purchase 1,157 shares of Series J Preferred Stock on or before November 19, 2013 at the Stated Value, for aggregate gross proceeds of $1.2 million.

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

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
Cash flow activities:	2013	2012
Net cash used in operating activities	$(49,779,859)	$(49,442,736)
Net cash used in investing activities	(1,692,471)	(5,419,851)
Net cash provided by financing activities	45,880,024	72,267,517

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $49.8 million and $49.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in operating activities for the nine months ended September 30, 2013 included certain non-cash reconciliation items comprised primarily of $6.9 million in depreciation and amortization, $5.7 million inventory valuation allowance, $5.1 million of stock-based compensation expense and $1.9 million provision for losses on non-cancelable purchase commitments, offset by the $1.4 million decrease in fair value of warrants. Net cash used in operating activities for the nine months ended September 30, 2012 included certain non-cash reconciliation items comprised primarily of a $15.4 million inventory valuation allowance, $7.5 million accretion on preferred stock , $6.6 million in depreciation and amortization, $5.6 million of stock-based compensation expense, a $3.4 million provision for expected losses on non-cancelable purchase commitments, $1.8 million in dividends on preferred stock and a $458,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during 2012.

Net cash used in operating activities increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to changes in working capital. For the nine months ended September 30, 2013, inventories increased by $8.3 million, accounts payable decreased $4.5 million and accrued expenses and other liabilities decreased $2.6 million. These cash uses were partially offset by a $3.0 million decrease in accounts receivable and an $874,000 decrease in prepaid expenses.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and our investment in intellectual property and patents. Net cash used in investing activities was $1.7 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2013 was primarily due to a decrease in our capital expenditures for property and equipment as part of our efforts to control costs.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $45.9 million and $72.3 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by financing activities for the nine months ended September 30, 2013 was comprised primarily of $29.0 million in net borrowings on the Wells Fargo ABL and net proceeds of $16.8 million from the issuance of Series J Preferred Stock.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 5.	Other Information

Appointment of Vincent Colistra as Chief Executive Officer

On November 8, 2013, our board of directors appointed Vincent J. Colistra to serve as our Chief Executive Officer (“CEO”) pursuant to an advisory services agreement between the Company and PMCM, LLC, an affiliate of Phoenix Management Services, LLC, a nationally recognized operationally oriented turnaround and restructuring firm (the “Advisory Services Agreement”). The appointment of Mr. Colistra as CEO followed the resignation of Jeremy Cage from that position.

Under the terms of the Advisory Services Agreement, PMCM has agreed to provide advisory services to the Company, including the services of Mr. Colistra as CEO and the services of a PMCM Director, in exchange for $30,000 per week. In accordance with the Advisory Services Agreement, PMCM will assist the Company and our board of directors in developing a business plan designed to, among other things, improve the short term and long term profitability and liquidity of the Company, increase the enterprise value of the Company, and implement such changes to the organization and operations that will drive the Company to a break even EBITDA position.

PMCM and our board of directors have agreed that there will be an equity-based incentive component to the Advisory Services Agreement, which will be finalized no later than thirty days from the effective date of the Advisory Services Agreement.

Mr. Colistra, 63, holds an M.B.A. from Fordham University and a B.S. in Finance and Economics from Pennsylvania State University and, since

1997, has served as Senior Managing Director and Shareholder of Phoenix Management Services, LLC and the firm’s investment banking affiliate, Phoenix Capital Resources. In that capacity, Mr. Colistra has served as both financial advisor and in direct management positions as chief restructuring officer, chief executive officer, chief operating officer and chief financial officer and has assisted clients in a wide spectrum of industries including manufacturing, building components, distribution, equipment leasing, specialty/structured financing, mining, restaurants and retailing.

Resignation of Jeremy Cage as Chief Executive Officer

On November 8, 2013, Jeremy Cage resigned as CEO and as a member of our board of directors, and from such other roles and positions held with the Company or its subsidiaries, effective immediately (the “Separation Date”). In connection with Mr. Cage’s resignation, the Company entered into a separation agreement (the “Separation Agreement”) with him. No disagreement with the Company on any matter relating to our operations, policies or practices led to Mr. Cage’s resignation.

In connection with Mr. Cage’s resignation, the Company entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Cage is entitled to receive: (i) continued payment of his base salary for a period of 12 months following the Separation Date (the “Severance Period”) and (ii) payment of any earned but unused vacation through the Separation Date. During the Severance Period, Mr. Cage also has the right to continuation of any applicable health, accident and life insurance plans or arrangements for which he or his dependents were participating as of the Separation Date.

Additionally, as of the Separation Date, 114,583 unvested restricted shares of our common stock and 1,031,250 unvested options to purchase shares of common stock previously granted to Mr. Cage vested in full. The remaining 385,417 unvested restricted shares of common stock and 3,468,750 unvested options to purchase shares of common stock held by Mr. Cage were forfeited as of the Separation Date. Mr. Cage remains subject to certain non-competition, non-solicitation and confidentiality provisions during the Severance Period as described in his employment letter agreement with the Company, dated November 29, 2012.

The foregoing summary of the terms of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.8 to this Form 10-Q and is incorporated herein by reference.

Appointment of Richard Davis to the Board of Directors

On November 13, 2013, our board of directors appointed Richard Davis to serve as a member of the board of directors to fill the vacancy created by Mr. Cage’s resignation. Mr. Davis was designated to serve as a director by Pegasus Capital pursuant to certain designation rights held by Pegasus under the Series I Certificate of Designation. Mr. Davis will serve on our board of directors until the next annual meeting of our stockholders or his earlier removal or resignation.

Mr. Davis, 56, joined Pegasus as an Operating Partner in 2005 and became Partner and Chief Operating Officer in 2010. Mr. Davis is a member of the Executive, Investment and Compliance Committees of Pegasus. In addition, Mr. Davis served on President Ronald Reagan’s political team, Mr. Davis served in three Reagan administration cabinet agencies including as White House Special Assistant to the President for the Domestic Policy Council. In his capacity in the White House, Mr. Davis managed all policy development related to climate, energy and environment. President George H.W. Bush appointed Mr. Davis Deputy Executive Director for the White House Conference on Science and Economic Research Related to Global Climate Change. In 2000 and 2008, Mr. Davis served as Senator John McCain’s national campaign manager leading all aspects of the campaign activity. While serving as Senator McCain’s chief strategist and political advisor, Mr. Davis was integral in the development of some key legislative initiatives including ground breaking climate legislation and campaign finance reform. Mr. Davis currently serves on the Board of The Environmental Defense Action Fund developing initiatives and ties to the corporate community that promotes better stewardship of the environment.

Item 6.	Exhibits

See “Exhibit Index” for a description of our exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 14, 2013	By	/s/ VINCENT J. COLISTRA
Vincent J. Colistra
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By	/s/ THOMAS C. SHIELDS
Thomas C. Shields
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 6, 2013, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.9	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Warrant, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.18	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.19	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.1	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of March 31, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.59 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.2	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.60 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment No. 7 to Loan and Security Agreement and Waiver, dated June 4, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.4	Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation, RW LSG Holdings LLC, PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.5	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.6	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.7	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.8*	Separation Agreement, dated November 8, 2013, by and between Lighting Science Group Corporation and Jeremy Cage.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.