Form 10-K
period 2013-12-31
LIGHTING SCIENCE GROUP CORP
filed 2014-03-31
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12.1 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2014 was 207,850,113 shares.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors”. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business.

GENERAL

We are an innovator and leading provider of light emitting diode (“LED”) lighting technology. We design, develop, manufacture and market advanced illumination products that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications and include LED lighting technology whose light and color are tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

Our mission is to lead the convergence of science and light to improve both the environment and human health and wellbeing. We design our lighting technology to consume less electricity for each unit of the light produced and we continue to improve our product packaging and lifespan to use fewer materials in the production and distribution of our lamps and luminaires.

Our in-house design of power supplies, thermal management solutions and optical systems, along with our detailed specification of the packaged LEDs incorporated into our products, provides us with a distinctive ability to manage the interrelationships between components and subsystems. This system-based approach enables us to provide a broad range of products that deliver a high quality combination of lighting efficacy and reliability.

Our customers include leading retailers and original equipment manufacturers (“OEMs”) such as The Home Depot, Inc. (“The Home Depot”) and Standard Products, Inc. (“Standard Products”), which sell our products on a co-branded or private label basis. Notably, we are The Home Depot’s preferred product partner for LED retrofit lamps, which are currently sold under its EcoSmart® brand. We have also partnered with Google to develop intelligent lighting products controllable through the Android@Home platform. Large retail, hospitality and other corporate customers also purchase products from us directly. In addition, our luminaires are installed in large-scale infrastructure projects throughout the world.

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

INDUSTRY BACKGROUND

A 2013 industry report estimated that in North America, Europe and Asia, the share of the lighting market, on a dollar value basis, represented by LEDs will rise to around 45% in 2016 and around 70% in 2020, including both new fixture installations and light source replacements, and to around 35% in 2016 and between 55-60% in 2020 in Latin America, the Middle East and Africa.

According to the U.S. Department of Energy (“DOE”), LEDs are the most promising technology for reducing energy consumption as lighting is estimated to account for approximately 25% of all U.S. electricity consumption. We believe that the continuing improvements in LED product efficacy and light quality, coupled with reductions in the purchase price, will further reduce the total cost of ownership and accelerate adoption of LEDs for general illumination purposes. Other catalysts expected to play a significant role in adoption are: (i) consumer and governmental focus on energy efficiency and environmental sustainability; (ii) demand for enhanced lighting functionality, (iii) design differentiation enabled by the smaller size, lower heat output, longer lifetime, dimmability, and wireless controllability, (iv) financial incentives for energy efficient technologies from government and utility rebates, and (v) government regulations restricting incandescent bulb sales in the United States and the European Union.

OUR PRODUCTS

We have an extensive product portfolio with three distinct offerings—replacement lamps, luminaires and biological lighting. The products in each of these offerings achieve a unique combination of scientific innovation, lumen distribution and energy efficiency. We expect our lamp and luminaire offerings to be enhanced by our planned introduction of several new products during 2014 that will provide improved performance through the implementation of more effective components and form factors.

Replacement Lamps. We offer a broad range of LED retrofit lamps designed to fit into existing light fixtures as replacements for traditional incandescent, compact fluorescent and halogen lamps. Our range of dimmable LED retrofit lamps possess consistent color and delivers improved light distribution and brightness in commercial and residential settings as compared to traditional lighting products. Our replacement lamp product line includes lamps that are sold under the Lighting Science name as well as co-branded (for The Home Depot) and private label (for Standard Products) retrofit lamps offered directly to our customers and through distributors across North America.

Luminaires. We offer LED luminaires that combine energy efficiency, long life span and enhanced light distribution, making them ideal for street lighting and in parking garages, outdoor areas, warehouses and manufacturing areas. Our industrial product line includes: (i) PROLIFIC® Series Roadway Luminaires, (ii) Roadmaster™ Roadway Luminaires, (iii) C2D™ LowBay and BayLight luminaires for use in parking garages and (iv) the Forefront® Wall Pack luminaires for use in area, pathway and security lighting.

Biological Lighting. Biological lighting solutions include our circadian, coastal and grow lighting products. In 2013 we launched our Good Night™ and Awake & Alert™ replacement lamps, the MyNature™ Coastal lamps and outdoor luminaires and the MyNature™ Grow lighting lamps and high bay luminaires. Traditional lights have a high level of blue light that causes photo receptors in the eye to suppress the body’s natural production of melatonin. At night, this disrupts the sleep cycle and can negatively affect health. The GoodNight light has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production. The Awake&Alert light has a blue enriched spectrum to naturally enhance the body’s energy and alertness. Our Good Night™ and Awake & Alert™ lighting solutions have been adopted by Miraval® Resort and Six Senses® Resorts and are scheduled to be installed at the International Space Station in 2015. Our Coastal lighting solutions have been installed at Patrick Air Force Base and other locations along Florida’s east coast. There are also numerous commercial and academic greenhouses and growing facilities across the United States and Canada that have implemented our Grow lighting solutions.

TARGET MARKETS AND CUSTOMERS

We focus our product development on the applications and markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives. In particular, we seek to improve our brand awareness and sales pipeline in major urban areas both in the United States and abroad in the following market segments.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications in this market include lighting for streets and highways, parking lots, airports, ports, utilities and other large outdoor areas. Street and highway lighting represents the largest segment within the infrastructure market where the number of street and area lights in the United States alone is estimated at over 100 million fixtures.

Schools and universities. Buildings and outdoor lighting for primary, secondary and higher education represent a significant market opportunity for our energy-efficient solutions. This is due in part to the movement across K-12 institutions, as well as colleges and universities to reduce energy use and environmental impact as well as improve sustainability. We believe that switching to LED lighting is one of the most practical, readily implementable, highest-return, and high profile actions campus administrators can take towards fulfilling this mandate. Principal applications in this market include lighting for parking lots, large outdoor areas, streets and building exteriors, as well as indoor lighting in classrooms and common areas.

Retail and hospitality. The market for lighting in the retail and hospitality environment is large and varied and we believe our biological lighting and lighting technology whose light and color are tuned to achieve specific biological effects give us a distinct advantage. We have lighting products suited for malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task, down, bay, cove, linear, accent, track and spot lighting as well as retail display lighting. Several major retailers have replaced their existing lighting with our LED retrofit lamps and luminaires.

Residential and office. We offer a line of retrofit lamps, integrated retrofit kits and luminaires designed to compete with traditional incandescent, florescent and halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires targeted for this market are currently sold to leading OEMs that resell them under their own brands both directly to end-users and into retail channels such as home centers. We also have a comprehensive assortment under the Lighting Science brand.

SALES CHANNELS

We employ a multi-faceted channel strategy that addresses distinct market opportunities through branded and co-branded private label programs, our direct sales force, distributors and independent sales agents.

Our strategic account management team focuses on developing new business alliances and managing our existing branded lighting and OEM relationships, such as with The Home Depot whose brand recognition and retail footprint are important for us to access residential and commercial customers. In addition to its business development initiatives, our strategic account management team seeks to expand our revenues from our current accounts by providing ongoing energy analysis, market expertise and support to such customers.

Our national account management team focuses on finding new potentially high value customers and providing professional support to our current roster of end-users. This team targets and supports retail, hospitality, schools and universities, large real estate management and energy service company customers.

Our project-focused activities involve supporting our network of independent sales agents and distributors that pursue lighting projects in the commercial, industrial and public infrastructure markets on a regional basis. Our project-focused sales team develops and manages our network of channel partners and works with these partners to submit competitive bids on projects, and oversees the delivery and after-market support related to such projects.

RESEARCH AND DEVELOPMENT

To successfully implement our business strategy, we must continually improve our current products and develop new products for existing and new applications. Our research and development team focuses on advanced technological applications that not only increase the efficiency of all of the components and subsystems that make up our products, but also add capabilities such as controls, adaptability and biological technology. These components and subsystems include power supplies, thermal management solutions, optical systems and LEDs.

Our research and development team also seeks to enhance the aesthetic appeal and reduce the total cost of ownership of our products. We dedicate significant financial and personnel resources toward the development of new materials and methods related to our components and subsystems.

Our research and development team is comprised of approximately 30 research scientists and engineers with Doctoral or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with extensive experience in the lighting industry. Our research and development capabilities are further enhanced through collaborations with leaders within and outside the LED lighting industry. We have research and development relationships with professionals and institutions in a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These institutions include leading research organizations, such as NASA, Harvard, Jefferson Medical College, Florida Institute of Technology and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG, Google and National Semiconductor Corporation. In addition, we have funded and continue to fund other research including advanced material processing and biological effects of lighting on plants and animals, including a recent study performed at Harvard investigating the effects of lighting on human sleep patterns.

Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $10.3 million, $10.1 million and $10.7 million, respectively. We expense all of our research and development costs as they are incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

SUPPLIERS AND RAW MATERIALS

The principal materials used in the manufacture and assembly of our products are packaged LEDs and printed circuit boards, metal–oxide–semiconductor field-effect transistors (“MOSFETs”), magnetics and standard electrical components such as capacitors, resistors and diodes used in our power supplies. We source other materials that are manufactured to our precise specifications, such as aluminum heat sinks for our thermal management systems, plastic optics, as well as aluminum and plastic structural elements. We select LEDs based on a combination of availability, price and performance. We believe we have strong relationships with our LED suppliers and receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain of these key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. We obtain our other components, materials and subsystems from multiple suppliers in North America and Asia.

MANUFACTURING AND ASSEMBLY

We manage the development of our products from concept to sale, while utilizing a combined approach to production that includes in-house resources in the United States and contract manufacturers in the United States and Asia, to produce and assemble our products. In August 2013, we transitioned production of certain products from our contract manufacturer in Mexico to our headquarters in Satellite Beach, Florida and to our contract manufacturers in Asia. We expect to shift a majority of our product manufacturing to our contract manufacturers in Asia during the first half of 2014.

COMPETITION

Our products face competition in the general lighting market from both traditional lighting technologies produced by numerous vendors as well as from LED-based lighting products produced by a growing roster of industry participants. LED lighting products compete with traditional lighting technologies on the basis of the numerous benefits of LED lighting relative to such technology including greater energy efficiency, longer lifetime, improved durability, increased environmental sustainability, digital controllability, smaller size, directionality and lower heat output.

The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions and a competitive pricing environment. These characteristics create a market environment that demands continuous innovation, provide entry points for new competitors and create opportunities for rapid shifts in market share. We primarily compete with other providers of LED lighting on the basis of our product performance, as measured by efficacy, light quality, increased lumen output and reliability, as well as on product cost. In addition to the aforementioned factors, which generally contribute to a lower total cost of ownership and enhanced product quality, we offer our customers a broad product portfolio and have access to strong retail channels through our OEM relationships. Our product design approach, proprietary technology and deep understanding of lighting applications aids our ability to compete in all of these arenas.

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

As of December 31, 2013, we had filed 309 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 181 U.S. patents were issued, 106 were pending approval and 22 were no longer active as of December 31, 2013. During 2013 alone, we filed 76 U.S. patent applications and 33 U. S. patents were issued. When it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In certain cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes.

The LED industry is characterized by the existence of a significant number of patents and other intellectual property and by the vigorous pursuit, protection and enforcement of intellectual property rights. We believe that our extensive intellectual property portfolio, along with our license arrangements, provides us with a considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers. As is customary in the LED industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers and/or distributors, we may be required to cease manufacture of the infringing product, pay damages and expend resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights.

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

In addition to the UL certification, certain of our products must also meet industry standards, such as those set by the Illuminating Engineering Society of North America, and government regulations for their intended application. For example our roadway luminaires must meet certain structural standards and must also deliver a certain amount of light in specified positions relative to the installed luminaire.

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

EMPLOYEES

As of December 31, 2013, we had 177 employees in the United States, of which 176 were full-time, and 18 full-time employees outside the United States, primarily in India. We also utilized 237 temporary employees for our Satellite Beach manufacturing operations and 10 contractors as of December 31, 2013, eight of which were in the United States. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2013, 2012 and 2011, we had revenue of $83.2 million, $127.1 million and $109.0 million, respectively, and as of December 31, 2013, we had accumulated a deficit of $734.7 million. In addition, we have negative working capital of $19.7 million as of December 31, 2013. As evidenced by these financial results, we have not been able to achieve profitability. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We believe we will have sufficient capital to fund our operations for at least the next 12 months based on our current business plan and the assumptions set forth therein. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if we do not adequately execute upon our business plan or if our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity, which may not be available in an amount or on terms that are acceptable to us, or we could be required to further reduce our expenditures to preserve our cash.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. We had significant revenue growth from 2009 through 2012, but we had a decrease in revenue in 2013 compared to 2012 and our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts and the transition of our product manufacturing to our contract manufacturers (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. Through February 19, 2014, we had an asset-based lending facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and a Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”) with Ares Capital Corporation (“Ares Capital”). The Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo Facility, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility. On February 19, 2014, we entered into a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”) with Medley Capital Corporation (“Medley”). The Medley Delayed Draw Loan provides us with borrowing capacity of up to a maximum of $22.5 million, which capacity is limited by a borrowing base equal to the sum of (i) 85% of our eligible accounts receivable (ii) 60% of eligible inventory, and (iii) qualified cash less any reserves imposed by Medley. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. As of December 31, 2013, the balance outstanding on the Wells Fargo ABL was approximately $40.2 million and we had approximately $4.8 million of additional borrowing capacity.

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

Our revenue growth in prior years placed a significant strain on our limited research and development, selling, distribution and administrative resources and our projected growth may continue to challenge these resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to continue to improve our supply chain management and quality control operations and hire and train new employees in sales and marketing. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

We may experience difficulties in the transfer of production capabilities to our contract manufacturers.

We continue to streamline our operations as we transfer our manufacturing processes to our contract manufacturers in Asia. However, we will only benefit from such transition to the extent that our contract manufacturers can produce our products at competitive prices with similar product quality. Uncertainty is inherent within the transfer of our manufacturing process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers and impact product quality.

The LED lighting industry is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and fluctuations in supply and demand. If we fail to anticipate and adapt to these changes and fluctuations, our sales, gross margins and profitability will be adversely affected.

In the LED lighting industry, rapid technological changes and short product life cycles often lead to price erosion and product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality, putting pricing pressure on existing products. Further, the industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry can, as it has in the past, lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. Pricing pressure and obsolescence also cause the stated value of our inventory to decline. For the years ended December 31, 2013, 2012 and 2011, we recorded an inventory valuation allowance of $11.4 million, $15.8 million and $20.5 million, respectively, and a provision for expected losses on non-cancellable purchase commitments of $2.3 million, $5.6 million and $8.5 million, respectively. In addition, if we are unable to develop planned new technologies or if the transition of our manufacturing operations are unsuccessful, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross margins and profitability will be adversely affected.

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

For the years ended December 31, 2013, 2012 and 2011, The Home Depot accounted for 55%, 48% and 32% of our net sales, respectively. While we anticipate The Home Depot will remain a significant customer in 2014, our contractual commitment with The Home Depot is also not long term in nature. Specifically, our Strategic Purchasing Agreement with The Home Depot was amended on August 12, 2013 to, among other things, extend the term of the agreement until July 2016, but may be terminated earlier by The Home Depot for any reason upon 180 days written notice to us. At this point, there are no indications that our Strategic Purchasing Agreement with The Home Depot will not be renewed. A loss of The Home Depot as a customer or a significant decline in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may impact our sales volume to them. In addition, our Strategic Purchasing Agreement with The Home Depot does not require them to purchase a minimum quantity of products from us. We issued a Warrant to The Home Depot that included incentive-based vesting conditions through 2015 based on annual 20% increases in product purchases made under the Strategic Purchasing Agreement. For both 2011 and 2012, the 20% volume increase was reached and The Home Depot vested in warrants to purchase a total of 2,049,486 shares of common stock at an exercise price of $1.95 per share. However, The Home Depot did not purchase a sufficient quantity of products from us to achieve the incentive-based vesting condition for 2013.

We may be unable to profitably manufacture our products in this competitive pricing environment.

Aggressive pricing actions by our competitors may affect our growth prospects and profitability. We may not be able to increase prices to cover rising costs of components and raw materials or we may be limited in our ability to increase prices to improve our margins. Even if component and raw material costs were to decline, lower prices offered by competitors may not allow us to hold prices at their current levels, which could negatively impact both net sales and gross margins.

Our products may contain defects that could reduce sales, result in costs associated with the recall of those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at our discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. For the year ended December 31, 2013, we incurred a $2.0 million increase in warranty expense as compared to the year ended December 31, 2012 primarily related to an increase in the number of products returned under our standard warranty and the estimate related to failure rates on two of our replacement lamps product lines sold in 2011 and 2012. If our products experience failure rates in excess of our estimates, we may continue to incur increased warranty expenses in the future.

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

If we are unable to increase production capacity for our products at our own facility or with our contract manufacturers in a cost effective and timely manner, we may incur delays in shipment and our revenue and reputation in the marketplace could be harmed.

An important part of our business plan is the expansion of production capacity for our products. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. Our recent decision to transition our manufacturing away from our contract manufacturer in Mexico to our contract manufacturers in Asia, as well as our plans to expand to other contract manufacturers, may subject us to additional risks as we scale these operations. Uncertainty is inherent within our facility and capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

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

We utilize contract manufacturers to manufacture many of our products and any disruption in these relationships may cause us to fail to meet our customers’ demands and may damage our customer relationships and adversely affect our business.

We depend on contract manufacturers to manufacture many of our products and provide the necessary facilities and labor to manufacture these products, which are primarily high volume products and components that we intend to distribute to customers in North America. Our reliance on contract manufacturers involve certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	risk of equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions;

•	lack of direct control over quality assurance and manufacturing yield; and

•	risk of loss of inventory while in transit.

If our current contract manufacturers, or any other contract manufacturers we may engage in the future were to terminate their arrangement with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted or offsetting internal manufacturing processes could be implemented. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products, if their price materially exceeds the original expected cost of such products, our margins and results of operations would be adversely affected.

Furthermore, to qualify new contract manufacturers, familiarize them with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

Our issuances of Series H Convertible Preferred Stock, Series I Convertible Preferred Stock and Series J Convertible Preferred Stock may limit our ability to raise additional capital and/or take certain corporate action.

Between May 25 and September 25, 2012, we issued an aggregate of 114,051 shares of our Series H Convertible Preferred Stock, par value $0.001 per share (“Series H Preferred Stock”) and 62,365 shares of our Series I Convertible Preferred Stock, par value $0.001 per share (“Series I Preferred Stock”). Between September 11, 2013 and March 7, 2014, we issued an aggregate of 37,475 shares of our Series J Convertible Preferred Stock, par value $0.001 per share (“Series J Preferred Stock”, and together with the Series H Preferred Stock and Series I Preferred Stock, the “Preferred Shares”). The Certificates of Designation governing the Preferred Shares limit our ability to take certain actions, including, among other things:

•	redeem, reacquire, pay dividends or make other distributions on our securities;

•	engage in any recapitalization, merger, consolidation, reorganization or similar transaction;

•	incur any indebtedness (A) in excess of $50.0 million; or (B) that includes any provision that would limit our ability to redeem any Preferred Shares for a period that exceeds that contained in the Wells Fargo ABL or Ares Letter of Credit Facility;

•	issue any equity securities having an aggregate value in excess of $15.0 million;

•	enter into any new agreements or transactions with any of our affiliates or any holder of five percent (5%) or more of our common stock or any affiliates of any such stockholder or amend or modify the terms of any such agreements then-existing; and

•	acquire, license, transfer, or sell any property, rights or assets or enter into any joint venture where (A) the aggregate consideration to be paid or received, or (B) the fair market value of the relevant property, rights or assets, exceeds $5.0 million.

Further, the Certificates of Designation governing the Series H Preferred Stock and Series I Preferred Stock require us to have consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) that is at least $20.0 million for the year ended December 31, 2015 and each year thereafter. A breach of the terms of the Preferred Shares could entitle each holder to redeem their Preferred Shares, which could have a material adverse effect on our liquidity and financial condition.

If we do not properly anticipate the need for our products, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

The lighting industry is subject to significant fluctuations in the availability of raw materials, components and subsystems. Our contract manufacturers and we depend on our suppliers for certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. The principal raw materials and components used in the manufacture of our products are packaged LEDs and printed circuit boards, MOSFETS, magnetic and standard electrical components such as capacitors, resistors and diodes, wire, plastics for optical systems and aluminum for housings and heat sinks. From time to time, packaged LEDs and electronic components have been in short supply due to demand and production constraints. If we do not accurately forecast demand for our products, we or our contract manufacturers may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials, components and subsystems or our products could have a material adverse effect on our results of operations.

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

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenue, gross margins and profitability and our future prospects for success, may be harmed.

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

On February 19, 2014, we entered into the Medley Term Loan and Medley Delayed Draw Loan, which provides us with borrowing capacity of up to a maximum of $22.5 million, which capacity is limited by a borrowing base equal to the sum of (i) 85% of our eligible accounts receivable (ii) 60% of eligible inventory, and (iii) qualified cash less any reserves imposed by Medley. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. As of December 31, 2013, the balance outstanding on the Wells Fargo ABL was approximately $40.2 million and we had approximately $4.8 million of additional borrowing capacity.

Borrowings under the Medley Term Loan and Medley Delayed Draw Loan are secured by substantially all of our assets and our material wholly-owned subsidiaries (subject to certain permitted liens) and may be used for working capital requirements and other general corporate purposes. We may replace the Delayed Draw Term Loan facility with a replacement revolving facility, on a secured first priority basis, without penalty or premium, subject to the negotiation of loan documents and an intercreditor agreement on terms and conditions satisfactory to Medley.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Medley Term Loan and Medley Delayed Draw Loan, or if we fail to comply with the requirements of our indebtedness, we could default under these facilities. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreements or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2013, we had filed 309 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 181 U.S. patents had been issued, 106 were pending approval and 22 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent applications may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

For the years ended December 31, 2013 and 2012, we concluded that our disclosure controls and procedures were effective in achieving management’s desired controls and procedures objectives in our internal control over financial reporting. However, during the evaluation of disclosure controls and procedures for the year ended December 31, 2011, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the previously observed material weaknesses resulted from our position as a small company with immature processes and inadequate staffing in our financial accounting and reporting functions to support our rapid growth. Over the last few years we have endeavored to enhance our reporting and control standards to accommodate this growth.

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

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 102 of the products that we were producing as of December 31, 2013. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

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

Our profitability from period-to-period may vary significantly due to the mix of products that we sell in different periods. As we expand our product offerings we expect to sell more retrofit lamps and luminaires into additional target markets. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. Given the potentially large size of purchase orders for our products, particularly in the infrastructure market, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. In addition, we spend substantial amounts of time and money on our efforts to educate our customers about the use and benefits of our products, including their technical and performance characteristics, and these investments may not produce any sales within expected time frames or at all.

We rely upon key members of our management team and other key personnel and a loss of key personnel could prevent or significantly delay the achievement of our goals.

Our success will depend to a large extent on the abilities and continued services of key members of our management team. The loss of key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. If we continue to grow, we will need to add additional management and other personnel. Our success will depend on our ability to attract and retain highly skilled personnel including a new Chief Executive Officer and our efforts to obtain or retain such personnel may not be successful.

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

Affiliates of Pegasus Capital beneficially owned approximately 87.2% of our common stock as of March 25, 2014. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Medley Term Loan and Medley Delayed Draw Loan restrict our ability to pay cash dividends and any future credit facilities or loan agreements may further restrict our ability to pay cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

Item 2. Properties.

Our principal administrative, sales and marketing and research and development operations, and certain of our assembly and manufacturing activities are located at our Satellite Beach, Florida headquarters. Until November 2013, we also maintained a sales office in Middelburg, The Netherlands and paid monthly rent of $3,037.

As of March 25, 2014, we occupied leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Satellite Beach, Florida	$60,373	February 2018

Melbourne, Florida	$31,800	May 2014

Cocoa Beach, Florida	$6,500	October 2016

Noida, India	$1,701	June 2016

Item 3. Legal Proceedings.

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of our stockholders, filed a lawsuit against us and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names us as defendants, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, our former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In February 2014, Geveran filed a motion to amend their first amended complaint, seeking to assert a claim for punitive damages against the defendants; that motion is currently pending before the court. The case is currently in the discovery stage.

We have retained counsel, deny liability in connection with this matter and intend to vigorously defend against the claims asserted by Geveran. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, we currently believe that we have strong defenses against Geveran’s claims. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on our financial position.

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

In addition, we may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, intellectual property related litigation, and a variety of legal actions relating to its business operations. In some cases, substantial punitive damages may be sought. We currently have insurance coverage for certain of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LSCG.OB.” Our common stock last traded at $0.39 on March 25, 2014, and there were approximately 272 stockholders of record of our common stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding common stock hold shares of record in broker “street names” for the benefit of individual investors. As of March 25, 2014, there were 207,850,113 shares of our common stock outstanding.

The following table provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock

	High	Low
2013
First Quarter	$0.69	$0.52
Second Quarter	$0.58	$0.30
Third Quarter	$0.45	$0.32
Fourth Quarter	$0.58	$0.28

2012
First Quarter	$0.98	$0.56
Second Quarter	$1.37	$0.85
Third Quarter	$1.71	$0.97
Fourth Quarter	$1.66	$1.04

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

EQUITY COMPENSATION PLAN INFORMATION

Amended and Restated Equity-Based Compensation Plan

We currently have one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. As of December 31, 2013, there were 55.0 million shares authorized for issuance under the plan and 22.1 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right must be equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

2011 Employee Stock Purchase Plan

On February 10, 2011, our board of directors adopted the Lighting Science Group Corporation 2011 Employee Stock Purchase Program (the “2011 ESPP”).

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

The following table sets forth information as of December 31, 2013, with respect to compensation plans under which shares of our common stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders - Equity Plan	28,389,899		$1.19		22,099,554

Equity Compensation Plans Approved by Security Holders - 2011 Employee Stock Purchase Plan	191,696	(1)	$0.78	(2)	1,808,304

(1)	Represents shares of common stock issued pursuant to the 2011 ESPP.
(2)	Represents the average purchase price for shares issued pursuant to the 2011 ESPP.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the year ended December 31, 2013 that were not otherwise disclosed by us during the year in our Quarterly Report on Form 10-Q or a Current Report on Form 8-K. On March 6 and March 7, 2014, we issued an aggregate of 45 shares of our Series J Preferred Stock and warrants to purchase an aggregate of 119,250 shares of common stock, with an exercise price of $0.001 per share, for aggregate proceeds of $45,000, pursuant to the exercise of preemptive rights by holders of our Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, in connection with our offering of Series J Preferred Stock warrants to purchase shares of our common stock previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014.

Item 6. Selected Historical Consolidated Financial Data.

The following table presents our selected historical consolidated financial data as of the dates and for the periods indicated. Our historical results are not necessarily indicative of the results to be expected in any future period.

The selected historical consolidated financial data presented below is only a summary. You should read this selected historical consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenue	$83,221,557	$127,111,351	$108,981,588	$53,169,013	$31,376,816
Cost of goods sold	98,043,280	146,902,807	129,187,145	59,021,851	28,880,949

Gross (deficit) margin	(14,821,723)	(19,791,456)	(20,205,557)	(5,852,838)	2,495,867

Operating expenses:
Selling, distribution and administrative	51,394,608	60,928,462	52,817,425	33,695,627	34,197,804
Research and development	10,338,799	10,071,839	10,670,455	10,246,511	4,395,320
Write-off of deferred offering costs	—	—	1,269,318	—	—
Restructuring expenses	4,658,825	6,212,936	598,037	1,101,992	1,111,189
Impairment of goodwill and other long-lived assets	—	379,537	4,121,349	11,548,650	—
Depreciation and amortization	8,722,030	8,411,187	4,895,742	2,867,866	5,327,033

Total operating expenses	75,114,262	86,003,961	74,372,326	59,460,646	45,031,346

Loss from operations	(89,935,985)	(105,795,417)	(94,577,883)	(65,313,484)	(42,535,479)

Total other income (expense)	118,653	(5,544,992)	4,143,315	(230,948,562)	(6,014,450)

Loss before income tax benefit	(89,817,332)	(111,340,409)	(90,434,568)	(296,262,046)	(48,549,929)

Income tax benefit	—	—	—	(1,123,107)	(413,002)

Net loss	(89,817,332)	(111,340,409)	(90,434,568)	(295,138,939)	(48,136,927)

Foreign currency translation loss	(51,172)	(69,734)	(89,486)	(912,296)	(849,695)

Comprehensive loss	$(89,868,504)	$(111,410,143)	$(90,524,054)	$(296,051,235)	$(48,986,622)

Dividend requirements
6% return on Series B Preferred Stock	—	—	—	784,142	1,217,642
8% return on Series C Preferred Stock	—	—	—	213,610	266,400

Net loss attributable to common stock	$(89,817,332)	$(111,340,409)	$(90,434,568)	$(296,136,691)	$(49,620,969)

Basic and diluted net loss per weighted average common share	$—	$—	$(0.48)	$(6.69)	$(1.69)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.55)	$(1.47)	$—	$—	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.55)	$(1.92)	$—	$—	$—

Basic and diluted weighted average number of common shares outstanding	—	—	189,671,299	44,274,077	29,352,585

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,662,220	171,336,891	—	—	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	35,070,340	33,642,080	—	—	—

	As of December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
Cash and cash equivalents	11,195,412	15,834,077	3,071,673	14,489,700	267,048
Working capital (1)	(19,719,888)	37,355,821	18,284,652	11,178,922	(54,703,745)
Total assets	55,297,126	85,593,786	114,650,508	72,493,363	38,468,814
Total liabilities	74,190,313	38,065,988	102,066,009	47,811,852	72,132,669
Series H Redeemable Convertible Preferred Stock	227,220,149	227,288,549	—	—	—
Series I Redeemable Convertible Preferred Stock	124,736,627	124,736,627	—	—	—
Series J Redeemable Convertible Preferred Stock	40,000,000	—	—	—	—
6% convertible preferred stock	—	—	—	—	585,549
Total stockholders’ equity (deficit)	(410,849,963)	(304,497,378)	12,584,499	24,681,511	(34,249,404)

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of U.S. federal securities laws. In addition, we, or our officers on our behalf, may from time to time make forward-looking statements in reports and other documents our files with the SEC or in connection with oral statements made to the press, current and potential investors, at conferences on our website or otherwise. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements involve risks and uncertainties, are not guarantees of future performance and depend on many factors that are not under our control.

Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” Such factors include, among others, (a) projections regarding our liquidity, financial performance and capital expenditures; (b) expectations about our ability to manage uncertainty with respect to product demand, component costs, product costs and end of life-cycle plans; (c) the ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations and introducing new products;(d) our ability to successfully identify new customers and business opportunities and retain current material customers (e) our ability to attract and retain key personnel and maintain and enhance the quality, safety and efficacy of our products; (f) general economic and business conditions in our markets and our ability to improve our gross margins and achieve profitable growth; and (g) the risk of an adverse outcome in any pending and future litigation.

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

OVERVIEW

We are an innovator and leading provider of LED lighting technology. We design, develop, manufacture and market advanced illumination products that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications and include LED lighting technology whose light and color are tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

Our strategic plan for the next three fiscal years consists of creating strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. We also intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. One of the most critical initiatives is transitioning the majority of our product manufacturing from Mexico and Satellite Beach to our contract manufacturing partners in Asia, which is where we source the majority of our components. We began this transition in the third quarter of 2013, and expect it to be fully completed during the first half of 2014. We anticipate these actions will result in improved gross margins, as well as a more optimized product supply in future periods.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at our retailers and by conducting high visibility national media promotions with our key customers. In October 2013, we launched our GoodNight and Awake&Alert lights, the world’s first biologically corrected consumer lighting products. Traditional lights have a high level of blue light that causes photo receptors in your eye to suppress the body’s natural production of melatonin. At night, this disrupts the sleep cycle and can negatively affect health. The GoodNight light has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production. The Awake&Alert light has a blue enriched spectrum to naturally enhance the body’s energy and alertness. We continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for our brand and the scientifically proven technology. We have recently been featured in Men’s Health magazine, Condé Nast Traveler, National Geographic, Popular Science, Wall Street Journal online, ABC newswire and other prominent national and local news affiliates.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross deficit for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Revenue	$83,221,557	$127,111,351	$108,981,588
Cost of goods sold	98,043,280	146,902,807	129,187,145

Gross deficit	$(14,821,723)	$(19,791,456)	$(20,205,557)

GAAP gross profit percentage	-17.8%	-15.6%	-18.5%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a $43.9 million decrease in sales during the year ended December 31, 2013, as compared to the year ended December 31, 2012, which primarily reflected the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot for 2013. We had no sales to Osram Sylvania during the year ended December 31, 2013, as compared to $27.0 million in sales for the year ended December 31, 2012. In addition, we experienced a $15.1 million decrease in sales to The Home Depot for the year ended December 31, 2013, resulting in part from its decision not to carry our luminaire product line in 2013, which represented $11.0 million of sales for the year ended December 31, 2012, with the balance of the decrease during the year ended December 31, 2013 resulting from lower sales of our lamp products to The Home Depot primarily due to a decrease in The Home Depot’s targeted inventory levels.

Although we concluded our relationship with Osram Sylvania in late 2012, we continue to pursue new relationships with OEMs and retail stores to help increase our sales. In addition, we have significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

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

Our gross margin for the year ended December 31, 2013 was negatively affected primarily by an $11.4 million inventory valuation allowance and a $2.3 million provision for expected losses on non-cancelable purchase commitments. In addition, our gross margin was affected by the mix of products sold and the impact of a price increase imposed on us by our contract manufacturer in Mexico effective March 2013. We are in the process of transitioning our manufacturing operations to lower cost contract manufacturers in Asia, but the impact of the price increase continued throughout 2013. Our gross margin for the years ended December 31, 2012 and 2011, was negatively affected primarily by an inventory valuation allowance of $15.8 million and $20.5 million, respectively, and a $5.6 and $8.5 million provision for expected losses on non-cancelable purchase commitments, respectively, due to the restructuring of our product lines. In addition, our gross margin was impacted by $1.0 million in price adjustments for the year ended December 31, 2012.

During 2013, we considered a number of factors in estimating the required inventory provisions, including (i) the shift of a substantial portion of our manufacturing operations from a contract manufacturer in Mexico to our contract manufacturers in Asia in late 2013 and early 2014 and an interim increase in manufacturing at our Satellite Beach headquarters and (ii) the continuing shift to the next generation of our products. During 2012, we considered a number of factors in estimating the required inventory provisions, including (i) the shift in focus of the business to the next generation of our products, which utilize lower cost technologies, (ii) our strategic focus on core products to meet the demands of key customers and (iii) the change in expected demand for our previous generation of products, which were approaching the end of their lifecycle due to the introduction of our next generation of products. During 2011, our inventory provisions were the result of a shift in our business strategy following changes in our management team and the implementation of the restructuring plan that commenced during the third quarter of 2011.

Our gross margin for the years ended December 31, 2012 and 2011 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, we entered into with The Home Depot in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,123,715 shares of our common stock at an exercise price of $1.95 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from us. Our revenue for the years ended December 31, 2012 and 2011 was reduced by a non-cash charge of $458,000 and $2.5 million, respectively, which represents the fair-value of the portion of the THD Warrant that vested in September 2012 and June 2011, respectively. Excluding the impact of this non-cash charge, our revenue would have been $458,000 higher, or $127.6 million, for the year ended December 31, 2012 as compared to the $127.1 million reported and $2.5 million higher, or $111.5 million, for the year ended December 31, 2011 as compared to the $109.0 million reported.

Excluding the impact of the inventory valuation allowance and the provision for losses on purchase commitments, our cost of goods sold would have been $84.3 million (or a negative gross margin of 1.3%) for the year ended December 31, 2013, $125.5 million (or a gross margin of 1.6%) for the year ended December 31, 2012 and $100.1 million (or a gross margin of 10.2%) for the year ended December 31, 2011.

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

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our continuing products to customers and is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets, write-off of deferred offering costs and depreciation and amortization, total operating expenses decreased by 13.3% for the year ended December 31, 2013 while revenue decreased 34.1% compared to the year ended December 31, 2012, and total operating expenses increased by 6.2% for the year ended December 31, 2012 while revenue increased 14.5% excluding the $458,000 non-cash sales incentive compared to the year ended December 31, 2011. Total operating expenses represented 64.8% of adjusted revenue for the year ended December 31, 2013 compared to 49.0% and 52.8% of adjusted revenue for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, the increase in non-GAAP adjusted operating expense as a percentage of revenue was due primarily to the $43.8 million decrease in adjusted revenue.

	Years Ended December 31,
	2013	2012	2011

Revenue	$83,221,557	$127,111,351	$108,981,588
Add back:
Non-cash sales incentives for THD Warrant	—	458,162	2,480,900

Adjusted revenue	83,221,557	127,569,513	111,462,488

Cost of goods sold	98,043,280	146,902,807	129,187,145
Deduct:
Provisions for inventory valuation and losses on purchase commitments	13,698,374	21,410,632	29,086,543

Adjusted cost of goods sold	84,344,906	125,492,175	100,100,602

Adjusted gross (deficit) margin	$(1,123,349)	$2,077,338	$11,361,886

Non-GAAP adjusted gross margin percentage	-1.3%	1.6%	10.2%

Total operating expense	75,114,262	86,003,961	74,372,326
Less:
Write-off of deferred offering costs	—	—	1,269,318
Issuance of restricted stock for directors compensation	745,610	1,563,519	945,001
Non-cash stock option and restricted stock compensation expense	7,021,503	6,947,959	3,675,353
Restructuring expense	4,657,497	6,212,936	598,037
Impairment of goodwill and other long-lived assets	—	379,537	4,121,349
Depreciation and amortization	8,722,030	8,411,187	4,895,742

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$53,967,622	$62,488,823	$58,867,526

GAAP operating expenses as a percentage of revenue	90.3%	67.4%	66.7%

Non-GAAP operating expenses as a percentage of revenue	64.8%	49.0%	52.8%

We believe 2013 was a transitional year as we adapted our supply chain and logistics processes to elevate our capacity to develop innovative products and to better service our customers. We continued to make improvements in our forecasting and finished goods inventory management, continued the transition of our manufacturing processes to lower cost contract manufacturers and continued to enhance our new product innovation process.

We believe that the enhancements to our business initiated in 2013 have improved our domestic management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for both organic and incremental growth. We believe these improvements will allow us to capitalize on the innovative, science backed and creative engineering talent at our Satellite Beach headquarters, which we believe is our competitive advantage. In addition to servicing mainstream retail and commercial opportunities for their conventional lighting needs, we will look to expand our innovative product assortment across multiple industry verticals.

LED LIGHTING INDUSTRY TRENDS

There are a number of industry factors that affect our business and results of operations including, among others:

•	Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, its adoption has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

•	External legislation and subsidy programs concerning energy efficiency. The United States and many countries in the European Union and elsewhere have already instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which is advancing the adoption of more energy efficient lighting solutions such as LEDs. In addition, the growing demand for electricity is increasingly driving utilities and governmental agencies to provide financial incentives such as rebates for energy efficient lighting technologies in an effort to mitigate the need for investments in new electrical generation capacity. While this trend is generally positive for us, from time to time there have been political efforts in the United States to change or limit the effectiveness of these regulations.

•	Intellectual property. LED market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection and licensing of intellectual property is critical. Therefore, LED lighting industry participants often take steps such as additional patent applications, confidentiality and non-disclosure agreements as well as other security measures. To enforce or protect intellectual property rights, market participants commonly commence or threaten litigation.

•	Intense and constantly evolving competitive environment. Competition in the LED lighting market is intense. Many companies have made significant investments in LED lighting development and production equipment. Traditional lighting companies and new entrants are investing in LED based lighting products as LED adoption has gained momentum. Product pricing pressures are significant and market participants often undertake pricing strategies to gain or protect market share, enhance sales of their previously manufactured products and open new applications to LED based lighting solutions. To remain competitive, market participants must continuously increase product performance and reduce costs.

RECENT EVENTS

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 units of our securities (the “Series J Securities”) for gross proceeds of $17.5 million, with each Series J Security consisting of (1) one share of our Series J Convertible Preferred Stock (the “Series J Preferred Stock”) and (2) a warrant (the “Series J Warrants”) to purchase 2,650 shares of our common stock at an exercise price of $0.001 per share of common stock (the “Follow-On Offering”).

The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements (the “Series J Securities Subscription Agreements”) between the Company, PCA LSG Holdings, LLC (“PCA Holdings”) and LSGC Holdings II, LLC (“Holdings II”), each an affiliate of Pegasus Capital Advisors, L.P (“Pegasus Capital”), who together with its affiliates is our controlling stockholder, RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”), Cleantech Europe II (A) LP (“Cleantech A”), Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”) and certain other accredited investors. We issued 6,000, 6,000, 2,860, and 2,570 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and Zouk, respectively.

The Follow-On Offering was deemed to be a “Qualified Follow-On”, as such term is used and defined in the certificate of designation governing the Series J Preferred Stock (the “Series J Certificate of Designation”) and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the existing holders of Series J Preferred Stock (the “Initial Series J Investors”). As a result, and in accordance with the Existing Subscription Agreements and the Series J Certificate of Designation, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”).

On February 19, 2014, we entered into the Medley Term Loan in the amount of $30.5 million and the Medley Delayed Draw Loan with Medley. The Medley Delayed Draw Loan provides us with borrowing capacity of up to a maximum of $22.5 million, which capacity is limited by a borrowing base equal to the sum of (i) 85% of our eligible accounts receivable (ii) 60% of our eligible inventory and (iii) qualified cash less any reserves imposed by Medley. We utilized proceeds from the Medley Term Loan to repay the Wells Fargo ABL and the Ares Letter of Credit Facility.

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

Inventories

Inventories, which consist of raw materials and purchased components and subsystems, work-in-process and finished lighting products, are stated at the lower of cost or market. We use a standard costing methodology, which approximates actual cost on a weighted average basis to value our inventories and we review our standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that our inventories approximate current actual costs. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each quarter. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal.

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

Financial Operations Overview

Revenue

Our revenue is derived primarily from the sale of our LED-based retrofit lamps and luminaires for specific indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. Our revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on ongoing improvements in LED lighting performance as well as reductions in LED lighting cost. Accordingly, our ability to consistently introduce market leading products, in terms of both performance and cost per lumen, will impact our revenue growth through accelerating the use of LEDs as a replacement for existing lighting technologies as well as by increasing our share of the market. One factor that impacts the cost per lumen of our products is their selling prices. We expect our selling prices to generally decline over time and anticipate that these declines will be offset by increasing sales volume of our products. Our product revenue is also impacted by our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain OEM and retailer customers, specifically The Home Depot, which provides us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue. The Home Depot accounted for 55%, 48% and 32% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively, and we expect revenue from The Home Depot to increase as we further expand the number of our products that we sell to them. The success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products is also critical to our business. As we continue to hire more sales and marketing professionals, we expect to increase the frequency and impact of our activities with potential customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the cost of raw materials such as purchased components, including packaged LEDs and subsystems used in the manufacture and assembly of our products and products from our contract manufacturers as well as the cost of related inbound freight, manufacturing labor, production overhead and warranty costs. We also include provisions for excess and obsolete inventory and non-cancellable purchase commitments in our cost of goods sold. In addition, the cost of the services provided by our contract manufacturing partners is included in cost of goods sold. We source our manufactured products based on sales projections and customer orders.

Raw materials represent the largest portion of our cost of goods sold and increase in conjunction with revenue growth. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our revenue. In periods of rapidly increasing demand, however, we may incur higher costs to ensure an adequate supply of products and components and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific parts as well as the greater the distance is between our production sites and such suppliers. We also may incur higher costs to the extent our supply chain management and production processes result in larger physical inventory variances or lower yields. Our ability to accurately forecast product demand and manage the procurement and availability of our raw materials inventory also impacts our manufacturing labor cost by: (i) reducing idle time for workers awaiting missing components and (ii) mitigating the need for costly overtime labor to make up for lost worker time. Our raw materials and manufacturing labor costs are also dependent on our ability to reduce the component count and cost as well as manufacturing complexity of our products through innovative designs. The cost of production overhead generally declines on a per unit basis with an increase in throughput at our facilities through better execution and higher volumes of production. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability.

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

Operating Expenses

Operating expenses consist of selling, distribution and administrative expenses and research and development expenses. Personnel-related expenses comprise the most significant component of these expenses. In any particular period, the timing of additional hires or layoffs could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, fees for professional services, public company costs, travel and other out-of-

pocket expenses, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent and other litigation, are inherently hard to predict and may vary materially from period to period. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in selling, distribution and administrative expenses. We expect to incur higher general and administrative expenses as we hire additional personnel and enhance our infrastructure to support the anticipated growth of our business.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

	Years Ended December 31,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012

Revenue	$83,221,557	$127,111,351	(43,889,794)	-34.5%	100.0%	100.0%

Cost of goods sold	98,043,280	146,902,807	(48,859,527)	-33.3%	117.8%	115.6%

Selling, distribution and administrative	51,395,936	60,928,462	(9,532,526)	-15.6%	61.8%	47.9%

Research and development	10,338,799	10,071,839	266,960	2.7%	12.4%	7.9%

Restructuring expenses	4,657,497	6,212,936	(1,555,439)	*	5.6%	4.9%

Impairment of goodwill and other long-lived assets	—	379,537	(379,537)	*	0.0%	0.3%

Depreciation and amortization	8,722,030	8,411,187	310,843	3.7%	10.5%	6.6%

Interest income	4,749	5,458	(709)	*	0.0%	0.0%

Interest expense, including related party	(4,026,560)	(4,896,628)	(870,068)	-17.8%	-4.8%	-3.9%

Decrease in fair value of liabilities under derivative contracts	3,892,994	8,503,480	4,610,486	*	4.7%	6.7%

Dividends on preferred stock	—	(1,799,392)	(1,799,392)	*	0.0%	-1.4%

Accretion of preferred stock	—	(7,523,459)	(7,523,459)	*	0.0%	-5.9%

Other income (expense), net	247,470	165,549	81,921	*	0.3%	0.1%

Net loss	$(89,817,332)	$(111,340,409)	21,523,077	-19.3%	-107.9%	-87.6%

*	Variance is not meaningful.

Revenue

Revenue decreased $43.9 million, or 34.5%, to $83.2 million for the year ended December 31, 2013 from $127.1 million for the year ended December 31, 2012. The decrease in revenue was primarily a result of the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot in the current year. We had no sales to Osram Sylvania during the year ended December 31, 2013 compared to $27.0 million in sales for the year ended December 31, 2012. In addition, we experienced a $15.1 million decrease in sales to The Home Depot for the year ended December 31, 2013 partially due to its decision to not carry our luminaire product line at the beginning of 2013, which had represented $11.0 million of sales for the year ended December 31, 2012, with the balance of the decrease resulting from lower sales of our lamp products to The Home Depot.

Cost of goods sold

Cost of goods sold decreased $48.9 million, or 33.3%, to $98.0 million for the year ended December 31, 2013 from $146.9 million for the year ended December 31, 2012. The decrease in cost of goods sold was primarily due to the corresponding decrease in sales and inventory valuation allowances for the year ended December 31, 2013. For the year ended December 31, 2013, cost of goods sold included a $11.4 million inventory valuation allowance and a $2.3 million provision for expected losses on non-cancelable purchase commitments, which is a $7.7 million overall decrease in the aggregate inventory valuation allowances for the year ended December 31, 2012. For the year ended December 31, 2012, cost of goods sold included a $15.8 million inventory valuation allowance and a $5.6 million provision for expected losses on non-cancelable purchase commitments. Excluding the impact of the inventory valuation allowance and provision for expected losses on non-cancelable purchase commitments, our cost of goods sold was $84.3 million for the year ended December 31, 2013, a decrease of $41.1 million, or 32.8% over the year ended December 31, 2012 as compared to a 34.1% decrease in revenue (34.3% excluding the non-cash charge for the THD Warrant in 2012).

Cost of goods sold as a percentage of revenue increased for the year ended December 31, 2013 to 117.8% (or a negative gross margin of 17.8%) as compared to 115.6% (or a negative gross margin of 15.6%) for the year ended December 31, 2012. Our gross margin for the years ended December 31, 2012 was also negatively impacted by non-cash charges related to the THD Warrant that reduced our revenue by $458,000, and the inventory valuation allowance and provision for expected losses on non-cancellable purchase commitments. Excluding the impact of these provisions, our non-GAAP adjusted gross margin percentage was negative 1.1% for the year ended December 31, 2013 as compared to a non-GAAP gross margin of 1.6% for the year ended December 31, 2012.

Excluding the impact of the inventory valuation allowance and provision for expected losses on non-cancelable purchase commitments, the increase in cost of goods sold as a percentage of revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to the mix of products sold, a $3.2 million standard cost adjustment and a $2.0 million increase in warranty expense. The $3.2 million standard cost adjustment was caused by reductions in inventory costs as we transitioned to our Asian contract manufacturers and the $2.0 million increase in warranty expense was due to an increase in the number of products returned under our standard warranty and the estimated expenses related to failure rates on two of our replacement lamps product lines sold in 2011 and 2012.

See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 25.

Selling, distribution and administrative

Selling, distribution and administrative expenses decreased $9.5 million, or 15.6%, to $51.4 million for the year ended December 31, 2013 from $60.9 million for the year ended December 31, 2012, but increased as a percentage of revenue to 61.8% for the year ended December 31, 2013 from 47.9% for the year ended December 31, 2012. The decrease in selling, distribution and administrative expenses was primarily due to a $4.4 million decrease in personnel related costs, a $2.1 million decrease due to the closing of our facilities in Mexico, a $1.9 million decrease in consulting costs, a $1.1 million decrease in freight and logistics resulting primarily from the decrease in revenue, a $992,000 decrease in stock based compensation to our directors and a $594,000 decrease in travel and entertainment costs, offset by a $1.9 million increase in professional fees, primarily due to increased legal costs.

Research and development

Research and development expenses increased $267,000, or 2.7%, to $10.3 million for the year ended December 31, 2013 from $10.1 million for the year ended December 31, 2012, and increased as a percentage of revenue to 12.4% for the year ended December 31, 2013 from 7.9% for the year ended December 31, 2012. The increase in research and development expenses was primarily due to an increase of $378,000 in personnel related costs and an increase of $311,000 in consulting costs partially offset by a $436,000 decrease in prototyping and external testing expenses resulting from our implementation of cost reduction measures.

Restructuring expenses

Restructuring expenses decreased $1.6 million, or 25.0%, to $4.7 million for the year ended December 31, 2012 from $6.2 million for the year ended December 31, 2012. Restructuring expenses for the year ended December 31, 2013 consisted of $1.4 million in severance and termination benefits related to significant headcount reductions in the United States and the winding down of our business in the Netherlands. In addition, we recorded a $2.6 million expense for the impairment of leasehold improvements, tooling, production and test equipment in the United States, the Netherlands and India and $652,000 in rent and other closing costs related to the winding down of business in the Netherlands, India and Mexico. Restructuring expenses for the year ended December 31, 2012 consisted of $4.2 million in severance and termination benefits related to significant headcount reductions in Mexico in May 2012, additional headcount reductions in Mexico in September 2012 and additional headcount reductions in Mexico to be completed in 2013, primarily related to the planned transition of production work to our contract manufacturer in Mexico, the replacement of 10 members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering and the closure of our sales office in Australia. In addition, we recorded a $1.7 million expense for the impairment of leasehold improvements, tooling, production and test equipment in our Mexico plant and $235,000 in costs related to the transfer of production to our contract manufacturer in Mexico from our own facility.

Impairment of goodwill and other long-lived assets

As of September 30, 2012, we performed our annual impairment analysis to determine whether any of our intangible assets were impaired. Following our analysis of our amortizable intangible assets related to Lighting Science Group B.V. (“LSGBV”), our Netherlands subsidiary, we determined that certain patents, trademarks, license agreements and customer relationships were impaired. This review included an assessment of cash flow projections, among other factors. The following table summarizes the total impairment charge recorded for the year ended December 31, 2012:

Patents acquired on the acquisition of LSGBV	$15,984
Trademarks acquired on the acquisition of LSGBV	19,541
License agreements acquired on the acquisition of LSGBV	44,923
Customer relationships acquired on the acquisition of LSGBV	299,089

Total impairment charge	$379,537

Depreciation and amortization

Depreciation and amortization expense increased $311,000, or 3.7%, to $8.7 million for the year ended December 31, 2013 from $8.4 million for the year ended December 31, 2012, and increased as a percentage of revenue to 10.5% for the year ended December 31, 2013 from 6.6% for the year ended December 31, 2012. The increase in depreciation and amortization expense was primarily a result of the $474,000 increase in depreciation expense due to the purchase of manufacturing equipment and tooling and molds during the years ended December 31, 2012 and 2011. This increase in depreciation expense was partially offset by a $163,000 decrease in amortization expense due primarily to the impairment of certain intangible assets during 2012 that were no longer being amortized.

Interest expense, including related party

Interest expense, including related party interest, decreased $870,000, or 17.8%, to $4.0 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012. The decrease in interest expense was primarily due to the decrease in interest related to the issuance of the Series G Preferred Units (the “Series G Preferred Units”) in 2012, which were converted into shares of our Series H Convertible Preferred Stock and Series I Convertible Preferred Stock in connection with our offering of shares of our Series H Preferred Stock and Series I Preferred Stock on May 25, 2012 (the “Series H and I Preferred Offering”). Interest expense for the year ended December 31, 2013 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit

Facility and $1.3 million of interest expense and fees related to the Wells Fargo ABL. Interest expense for the year ended December 31, 2012 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility, $1.6 million of interest expense and fees related to the Wells Fargo ABL, $316,000 of financing fees related to our Series G Preferred Units, $250,000 of financing fees paid to Pegasus IV related to the Series G Preferred Units and $11,000 of interest expense related to the debt facilities of LSGBV.

(Increase) decrease in fair value of liabilities under derivative contracts

On September 11, 2013, we issued shares of our Series J Preferred Stock to Holdings II and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued a warrant to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and Riverwood Warrants decreased by $3.9 million for the year ended December 31, 2013, primarily due to the value of the Series J Preferred Stock issued in September 2013, the change in the conversion rate of the Series H Preferred Stock and Series I Preferred Stock from $1.18 to $0.95 per share as part of the Initial Series J Offering and a decrease in the trading price of our common stock during the period. The fair value of the outstanding Riverwood Warrants decreased by $8.5 million for the year ended December 31, 2012, primarily due to a decrease in the price of our common stock during the period.

Dividends on preferred stock

Dividends on preferred stock for the year ended December 31, 2012 consisted of $1.8 million of dividends incurred on outstanding shares of the Series G Preferred Stock, which were initially issued on November 17, 2011 and converted into Series H Preferred Stock and Series I Preferred Stock pursuant to the Series H and I Preferred Offering on May 25, 2012. We incurred no dividends on preferred stock for the year ended December 31, 2013.

Accretion of preferred stock

Accretion of preferred stock for the year ended December 31, 2012 consisted of $7.5 million incurred on the Series G Preferred Stock, due to the conversion of the Series G Preferred Stock into Series H Preferred Stock and Series I Preferred Stock on May 25, 2012. We incurred no accretion of preferred stock for the year ended December 31, 2013.

Other income (expense), net

Other income, net increased $82,000 for the year ended December 31, 2013 to other income of $247,000 from other income of $166,000 for the year ended December 31, 2012. Other income for the year ended December 31, 2013 consisted primarily of $240,000 in realized foreign exchange gains and $85,000 in miscellaneous income, partially offset by $77,000 in late payment fees and penalties. Other income for the year ended December 31, 2012 consisted primarily of $309,000 in realized foreign exchange gains, partially offset by $132,000 in late payment fees and $11,000 in miscellaneous expense.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

	Years Ended December 31,		Variance		Percentage of Revenue
	2012	2011	$	%	2012	2011

Revenue	$127,111,351	$108,981,588	18,129,763	16.6%	100.0%	100.0%

Cost of goods sold	146,902,807	129,187,145	17,715,662	13.7%	115.6%	118.5%

Selling, distribution and administrative	60,928,462	52,817,425	8,111,037	15.4%	47.9%	48.5%

Research and development	10,071,839	10,670,455	(598,616)	-5.6%	7.9%	9.8%

Write-off of deferred offering costs	—	1,269,318	(1,269,318)	*	0.0%	1.2%

Restructuring expense	6,212,936	598,037	5,614,899	938.9%	4.9%	0.5%

Impairment of goodwill and other long-lived assets	379,537	4,121,349	(3,741,812)	*	0.3%	3.8%

Depreciation and amortization	8,411,187	4,895,742	3,515,445	71.8%	6.6%	4.5%

Interest income	5,458	153,539	(148,081)	*	0.0%	0.1%

Interest expense, including related party	(4,896,628)	(2,059,588)	2,837,040	-137.7%	-3.9%	-1.9%

Increase in fair value of liabilities under derivative contracts	8,503,480	—	(8,503,480)	*	6.7%	0.0%

Dividends on preferred stock	(1,799,392)	(237,824)	1,561,568	*	-1.4%	-0.2%

Accretion of preferred stock	(7,523,459)	(239,408)	7,284,051	*	-5.9%	-0.2%

Other income (expense), net	165,549	6,526,596	(6,361,047)	*	0.1%	6.0%

Net loss	$(111,340,409)	$(90,434,568)	(20,905,841)	23.1%	-87.6%	-83.0%

*	Variance is not meaningful.

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

Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2012 to 115.6% (or a negative gross margin of 15.6%) as compared to 118.5% (or a negative gross margin of 18.5.0%) for the year ended December 31, 2011. Our gross margin for the years ended December 31, 2012 and 2011 were also negatively impacted by non-cash charges related to the THD Warrant that reduced our revenue by $458,000 and $2.5 million, respectively, and the inventory valuation allowance and provision for expected losses on non-cancellable purchase commitments. Excluding the impact of these provisions, our non-GAAP adjusted gross margin percentage was 1.6% for the year ended December 31, 2012 as compared to a non-GAAP gross margin of 10.2% for the year ended December 31, 2011. See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 25.

Excluding the impact of the additional provisions, cost of goods sold increased as a percentage of revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the mix of products sold, the impact of $1.0 million in price adjustments and an increase of $1.4 million in warranty expense due to increased sales, an increase in the amount of warranty returns and the estimated expenses related to a safety recall for three products that were sold from March 2011 to October 2012.

Selling, distribution and administration

Selling, distribution and administrative expenses increased $8.1 million, or 15.4%, to $60.9 million for the year ended December 31, 2012 from $52.8 million for the year ended December 31, 2011, but decreased as a percentage of revenue to 47.9% for the year ended December 31, 2012 from 48.5% for the year ended December 31, 2011. The increase in selling, distribution and administrative expenses was primarily due to a $6.8 million increase in personnel-related costs and a $2.0 million increase in consulting fees to support our continued growth, a $1.3 million increase in freight and logistics expenditures related to the addition of a distribution facility in Texas in July 2011, as well as a $1.0 million increase in professional fees primarily related to pending litigation, a $981,000 increase in commissions to agents as revenue increased and the expansion of our distributor network and a $576,000 increase in expenses related to the expansion of our operations in Mexico during 2011, as 2012 included a full year of expanded operations in Mexico. These increases were partially offset by a $2.0 million decrease in bad debt expense as we worked to increase our collections, a $1.1 million decrease in advertising and promotion expense related to a special promotion implemented in 2011 that was not continued in 2012, and an $860,000 decrease in directors’ fees and a $551,000 decrease in increased materials and supplies.

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

Restructuring expenses

Restructuring expenses increased $5.6 million to $6.2 million for the year ended December 31, 2012 from $598,000 for the year ended December 31, 2011. Restructuring expenses for the year ended December 31, 2012 consisted of $4.2 million in severance and termination benefits related to significant headcount reductions in Mexico in May 2012, additional headcount reductions in Mexico in September 2012 and additional headcount reductions in Mexico to be completed in 2013, primarily related to the planned transition of production work to our contract manufacturer in Mexico, the replacement of 10 members of management in the United States in conjunction with the completion of the Series H and I Preferred Stock Offering and the closure of our sales office in Australia. In addition, we recorded a $1.7 million expense for the impairment of leasehold improvements, tooling, production and test equipment in our Mexico plant and $235,000 in costs related to the transfer of production to our contract manufacturer in Mexico from our own facility. Restructuring expenses for the year ended December 31, 2011 consisted of $522,000 of severance and termination benefits related to a headcount reduction and $76,000 for the impairment of tooling, production and test equipment.

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

(Increase) decrease in fair value of liabilities under derivative contracts

During the year ended December 31, 2012, we consummated the Series H and I Preferred Offering and issued the Riverwood Warrant, which was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Riverwood Warrant decreased by $8.5 million for the period from May 25, 2012, the initial issuance date of the Riverwood Warrant, through December 31, 2012, primarily due to a decrease in the trading price of our common stock during this period. During the year ended December 31, 2011, there were no liabilities under derivative contracts.

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

Accretion of preferred stock

Accretion of preferred stock increased $7.3 million for the year ended December 31, 2012 to $7.5 million from $239,000 for the year ended December 31, 2011. For the year ended December 31, 2012, $7.5 million of accretion expense was incurred on the Series G Preferred Stock, due to the conversion of the Series G Preferred Stock into Series H Preferred Stock and Series I Preferred Stock on May 25, 2012. For the year ended December 31, 2011, $239,000 of accretion expense was incurred on the Series G Preferred Stock, underlying the Series G Preferred Units, which was classified as a liability.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant net losses since inception as well as negative cash flows from operations, resulting in an accumulated deficit of $734.7 million and stockholders’ deficit of $410.8 million as December 31, 2013. In addition, we have negative working capital of $19.7 million as of December 31, 2013. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs, as well as our purchase of production equipment and other capital investments. Our primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings, Holdings II and PCA Holdings.

As of December 31, 2013, we had cash and cash equivalents of $11.2 million and an additional $5.0 million of cash subject to restriction under the terms of the Wells Fargo ABL. In addition, our Wells Fargo ABL provided us with borrowing capacity of up to a maximum of $50.0 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Ares Letter of Credit Facility for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of our outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. We would be required to comply with certain specified EBITDA requirements in the event that we have less than $2.0 million available for borrowing under the Wells Fargo ABL. As of December 31, 2013, we had $40.2 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $4.8 million.

From September 11, 2013 through November 18, 2013, we issued an aggregate of 20,000 shares of our Series J Preferred Stock, at a price of $1,000 per share for aggregate proceeds of $20.0 million (the “Initial Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement (the “Initial Series J Subscription Agreement”) entered into between the Company, Riverwood Holdings and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”), PCA Holdings and Holdings II. We issued 13,657, 2,500, 2,394 and 1,449 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and other accredited investors, respectively.

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 units of our Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $17.5 million. The shares of Series J Securities were issued pursuant to the Series J Securities Subscription Agreements between the Company, PCA Holdings, Holdings II, Riverwood Holdings, Zouk And certain other accredited investors. We issued 6,000, 6,000, 2,000, 2,860, 2,188 and 382 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings, Cleantech A and Cleantech B, respectively.

On February 19, 2014, we entered into the Medley Term Loan and the Medley Delayed Draw Loan. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

We may replace the Delayed Draw Term Loan facility with a replacement revolving facility, on a secured first priority basis, without a penalty or premium subject to the negotiation of loan documents and an intercreditor agreement on terms and conditions satisfactory to Medley.

We believe we will have sufficient capital to fund our operations for at least the next 12 months based on our current business plan and the assumptions set forth therein. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if we do not adequately execute upon our business plan or our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. Our sources of liquidity may not be available in an amount or on terms that are acceptable to us.

Contractual obligations

As of December 31, 2013, payments to be made pursuant to significant contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$19,016,164	$19,016,164	$—	$—	$—
Operating lease obligations (2)	3,535,343	955,436	1,734,685	845,222	—
Capital lease obligations (3)	13,458	4,998	8,460	—	—
Lines of credit (4)	40,211,429	40,211,429	—	—	—
Interest obligations (5)	279,092	279,092	—	—	—

Total	$63,055,486	$61,358,948	$1,575,792	$120,746	$—

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
(2)	Operating lease obligations include rental amounts due on leases of certain office and manufacturing space, as well as automobiles, office equipment and manufacturing equipment under the terms of non-cancelable operating leases. These leases expire at various times through February 2018. Some of the lease agreements provide for adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.
(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.
(4)	Lines of credit include principal payments on our various lines of credit, assuming payment will be made on the agreed upon due date for our Wells Fargo ABL.
(5)	Interest obligations represent estimated interest payments on our Wells Fargo ABL, based on the rate as of December 31, 2013 through the date of expected repayment.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Cash flow activities:
Net cash used in operating activities	$(60,400,796)	$(63,934,611)	$(116,206,182)
Net cash used in investing activities	(2,578,590)	(6,315,944)	(17,703,814)
Net cash provided by financing activities	58,085,161	83,078,986	122,536,765

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $60.4 million, $63.9 million and $116.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in operating activities for the year ended December 31, 2013 included certain non-cash reconciliation items comprised primarily of a $11.4 million inventory valuation allowance, $8.7 million in depreciation and amortization, $7.8 million of stock-based compensation expense, a $2.4 million impairment of property and equipment, a $2.3 million provision for expected losses on purchase commitments and a $245,000 provision for doubtful accounts and partially offset by an $3.9 million decrease in fair value of warrants. The decrease in net loss for the year ended December 31, 2013, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses Net cash used in operating activities for the year ended December 31, 2012 included certain non-cash reconciliation items comprised primarily of a $15.8 million inventory valuation allowance, $8.5 million of stock-based compensation expense, $8.4 million in depreciation and amortization, $7.5 million accretion of preferred stock, a $5.6 million provision for expected losses on purchase commitments, $2.1 million in goodwill and other long-lived assets impairment, $1.8 million in accrued dividends on preferred stock, $577,000 provision for doubtful accounts and a $458,000 reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2012, partially offset by an $8.5 million decrease in fair value of warrants. The increase in net loss for the year ended December 31, 2012, excluding these non-cash reconciliation items, was primarily a result of increased operating expenses and the reduction in other income due to the one-time receipt of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy in 2011. Net cash used in operating activities for the year ended December 31, 2011 included certain non-cash reconciliation items comprised primarily of a $20.5 million inventory valuation allowance, an $8.5 million provision for expected losses on purchase commitments, a $2.5 million reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2011, a $4.6 million stock-based compensation expense, $4.9 million in depreciation and amortization and $4.1 million in goodwill and other long-lived assets impairment. The decrease in net loss for the year ended December 31, 2011, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses as a percentage of revenue due to our continued growth and the receipt of $7.0 million of proceeds from Mr. Gibler’s key man life insurance policy.

Net cash used in operating activities was driven by our net losses and changes in working capital. For the year ended December 31, 2013, inventories, net of the inventory valuation allowance, increased $7.3 million due to the purchase of materials and components. This use of cash was partially offset by a $5.1 million decrease in accounts receivable due to the reduction in revenues, an increase of $980,000 in accounts payable, a decrease of $811,000 in other current and long term assets and a decrease of $556,000 in prepaid expenses. For the year ended December 31, 2012, inventories, net of the inventory valuation allowance, increased $5.7 million due to the receipt of materials and components and the build-up of finished products and we utilized $14.6 million to decrease accounts payable as we paid down certain outstanding balances. These uses of cash were more than offset by a $15.3 million decrease in accounts receivable due to on-going collection efforts, a decrease of $6.7 million in prepaid expenses and a $2.9 million decrease in accrued expenses and other liabilities. For the year ended December 31, 2011, accounts receivable increased $15.3 million due to the growth in our revenue, inventories increased $42.3 million due to the build-up of materials and components and finished products, prepaid expenses increased $5.7 million and we utilized $10.6 million to decrease accounts payable as we paid down certain outstanding balances.

Investing activities

Cash used in investing activities primarily relates to the purchase of property and equipment and cash consideration for strategic acquisitions. Net cash used in investing activities was $2.6 million, $6.3 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash used in investing activities for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily related to a decrease in the purchase of manufacturing equipment for our manufacturing facility in Monterrey, Mexico, which was completed in 2011.

The increase in cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily related to the implementation of our enterprise resource planning (“ERP”) system in 2011 and a decrease in the purchase of manufacturing equipment for the current year and an increase in the proceeds from the sale of property and equipment, partially offset by the increase in expenditures for capitalized patents.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $58.1 million, $83.1 million and $122.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The cash provided by financing activities for the year ended December 31, 2013 included net draws on our lines of credit of $38.7 million, the issuance of Series J Preferred Stock for $20.0 million and $39,000 in proceeds from the issuance of common stock under equity compensation plans, partially offset by $659,000 in fees and commissions on the Series J private placement. The cash provided by financing activities for the year ended December 31, 2012 included the issuance of Series H Preferred Stock for $108.2 million, issuance of Series G Preferred Stock for $18.3 million, issuance of Series I Preferred Stock for $6.4 million and $894,000 in proceeds from the issuance of common stock under equity compensation plans, partially offset by net repayments on our lines of credit of $32.7 million, the $10.2 million payment in settlement of the Repurchase Obligation and $7.6 million in placement agent commissions on certain private placements. The cash provided by financing activities for the year ended December 31, 2011 included the issuance of common stock for $59.3 million, issuance of Series G Preferred Stock for $34.1 million, net borrowings on our lines of credit of $34.6 million and $1.4 million in proceeds from the issuance of common stock under equity compensation plans, partially offset by $1.8 million in placement agent commissions on certain private placements and $5.0 million in restricted cash related to the Wells Fargo ABL.

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

We carried out an evaluation subsequent to the period covered by this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of that evaluation, management has concluded that our internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP was effective as of December 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is a list of the names and ages as of March 25, 2014 of our directors and executive officers and a brief account of the experience of each of them.

Name	Age	Position
Richard H. Davis Jr.	56	Chief Executive Officer and Director
Jennifer Sethre	44	President
Thomas C. Shields	54	Chief Financial Officer
Fredric Maxik	53	Chief Technology Officer
Craig Cogut	60	Chairman of the Board of Directors
Donald Harkleroad	70	Director
Warner Philips	44	Director
Jonathan Rosenbaum	41	Director
Steven Wacaster	37	Director
Leon Wagner	60	Director

Executive officers

Richard H. Davis Jr. joined our Board on November 13, 2013 and was appointed interim Chief Executive Officer on February 3, 2014. Mr. Davis joined Pegasus Capital as an Operating Partner in 2005 and became Partner and Chief Operating Officer in 2010. Mr. Davis is a member of the Executive, Investment and Compliance Committees

of Pegasus Capital. In addition, Mr. Davis served on President Ronald Reagan’s political team in three Reagan administration cabinet agencies including as White House Special Assistant to the President for the Domestic Policy Council. In his capacity in the White House, Mr. Davis managed all policy development related to climate, energy and environment. President George H.W. Bush appointed Mr. Davis Deputy Executive Director for the White House Conference on Science and Economic Research Related to Global Climate Change. In 2000 and 2008, Mr. Davis served as Senator John McCain’s national campaign manager leading all aspects of the campaign activity. While serving as Senator McCain’s chief strategist and political advisor, Mr. Davis was integral in the development of some key legislative initiatives including ground breaking climate legislation and campaign finance reform. Mr. Davis currently serves on the Board of The Environmental Defense Action Fund developing initiatives and ties to the corporate community that promotes better stewardship of the environment. Mr. Davis was designated to serve as a director by Pegasus Capital pursuant to certain designation rights held by Pegasus Capital under the Company’s Series I Preferred Stock.

We believe Mr. Davis is qualified to serve on our Board because of his extensive experience in business, relationship management, executive leadership and investing.

Jennifer Sethre was appointed as our President on February 11, 2014. Ms. Sethre founded Lumena SSL, Inc. in 2011, a commercial LED lighting products company, and served as its Chief Marketing Officer. Prior to Lumena, Ms. Sethre held various executive, marketing and product development roles, and has been involved in manufacturing products in China for the past 15 years. From January 2010 to August 2011, Ms. Sethre was founder and Chief Executive Officer of Ilio International, Inc., a producer and seller of holiday products, and from 2008 to 2011, was the founder and Chief Executive Officer of Asia Sales and Marketing, LLC, another holiday retail product seller.

Thomas C. Shields was appointed as our Chief Financial Officer on August 23, 2012. Mr. Shields brings to us over 20 years of experience in finance and operations. From 1999 to 2011, he served in various executive capacities, including chief financial officer and chief operating officer, at Anadigics, Inc., a global manufacturer of radio frequency semiconductor solutions for the wireless broadband markets. Prior to that, from 1997 to 1999, Mr. Shields was vice president of finance and controller at Thermo Fisher Scientific; from 1994 to 1997, served as vice president of finance and controller at Harman International Industries, Inc.; and from 1986 to 1994, Mr. Shields served in various executive management positions with Baker & Taylor, Inc. Mr. Shields holds a Bachelor of Science degree in Accounting and a Masters of Business Administration degree from Fairleigh Dickenson University.

Fredric Maxik has served as our Chief Technology Officer since January 2010 and from June 2004 to October 2007. Mr. Maxik served as our Chief Scientific Officer from October 2007 to January 2010. He also served as a director from August 2004 to October 2007. After graduating from Bard College with a bachelor’s degree in physics and philosophy, Mr. Maxik began his career with Sansui Electric Co., Ltd., in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he served as vice president of product development for Onkyo Corporation in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik has 38 U.S. patents in the field of solid state lighting. Mr. Maxik is an operating advisor for Pegasus Capital.

Directors

Craig Cogut joined our Board on December 5, 2013 and was appointed Chairman of the Board on February 3, 2014. Mr. Cogut has spent a career building successful investment businesses. Mr. Cogut founded Pegasus Capital in 1996 and serves as its Chairman and President. In 1990, Mr. Cogut co-founded and was one of the original partners at Apollo Advisors L.P., a position he held for five years preceding the creation of Pegasus Capital. Mr. Cogut is an active philanthropist in the fields of improving education, building civil society and championing environmental and health issues. Mr. Cogut serves as Chairman of The Polyphony Foundation, an organization that he co-founded to provide equal opportunity music education for Arab and Jewish Israeli youth. In addition, Mr. Cogut serves as a Trustee of Brown University and board member for Arizona State University’s Global Institute of Sustainability, for Human Rights First, for The McCain Institute for International Leadership at Arizona State University and for the R-20 Regions of Climate Action. Mr. Cogut is a member of the Executive Council of the Clinton Health Access Initiative and serves as the Chairman of The Cogut Center for the Humanities at Brown University. Mr. Cogut is an alumnus of Brown University and Harvard Law School. Mr. Cogut was designated to serve as a director by Pegasus Capital pursuant to certain designation rights held by Pegasus Capital under the Company’s Series I Preferred Stock.

We believe Mr. Cogut is qualified to serve on our Board because of his significant experience in global manufacturing and extensive experience in business, finance and investing.

Donald Harkleroad has served as a director since 2003 and served as Vice Chairman of the Board from December 2010 to May 2012. He currently serves as president of The Bristol Company, an Atlanta-based private holding company with interests in the food service, technology services, real estate and merchant banking industries. From 2003 until 2011, Mr. Harkleroad served as a director for Easylink Services International Corp., a global provider of on-demand electronic messaging and transaction services. Until its sale in 2006, he was also a founding director of Summit Bank Corporation, a commercial bank with offices in Georgia, Texas and California.

We believe Mr. Harkleroad is qualified to serve on our Board because he brings significant operating, finance, legal and business knowledge.

Warner Philips joined our Board on February 13, 2014. Mr. Philips is an international cleantech entrepreneur and investor with over 17 years of experience in private equity-owned and venture-backed businesses. Mr. Philips serves as an operating partner to Pegasus Capital. Mr. Philips also advises smart thermostat company Nest Labs, which was recently acquired by Google Inc. Mr. Philips started his career at Netherlands-based venture capital firm NeSBIC as an investment analyst. In 2001, Mr. Philips joined Secon, an Amsterdam-based multi-brand apparel company where he led a strategic reorganization. In 2002, Mr. Philips co-founded the Amsterdam-based cleantech incubator Tendris, which spurned start-ups such as renewable energy retailer Durion (later Oxxio), carbon neutral credit card affinity program Climacount, and LED lighting pioneer Lemnis. Mr. Philips was operationally actively involved in all Tendris companies until 2012 and was CEO of Climacount until 2006. He is an early investor in energy software company C3, in residential solar services company Sungevity, in social impact fashion brand Maiyet, and in community product sharing company Yerdle. Mr. Phillips also serves on several non-profit boards and is the Board Chair of the Cradle to Cradle Products Innovation Institute, a non-profit that promotes the highest standard of sustainable product design.

We believe Mr. Philips is qualified to serve on our Board because of his substantial business, technology and investment experience.

Jonathan Rosenbaum joined our Board on February 3, 2014. Mr. Rosenbaum serves as a managing director for Raycliff Investments and focuses in the areas of consumer, real estate, technology and energy, directing the firm’s investments in those categories. Prior to Raycliff Investments, Mr. Rosenbaum held various executive finance and corporate development roles with a number of companies in the technology and media industries. Most recently, he served in this capacity at PRN, the largest US out of home television media network, until its sale to Thomson SA. Prior to PRN, Mr. Rosenbaum performed in similar capacities for GE/NBC’s online arm, NBC Internet, as well as with other technology startups. Mr. Rosenbaum began his career in business assurance services at Ernst & Young LLP, in the firm’s technology, communication and media practice. Mr. Rosenbaum is a graduate of the University of California at Santa Barbara. Mr. Rosenbaum was designated to serve as a director by Pegasus Capital pursuant to certain designation rights held by Pegasus Capital under the Company’s Series I Preferred Stock.

We believe Mr. Rosenbaum is qualified to serve on our Board because of his extensive experience in business, finance and investing.

Steven Wacaster joined our Board on May 25, 2012. Mr. Wacaster is a partner at Pegasus Capital and has been with the firm since 2005. Previously, Mr. Wacaster worked in the investment banking division at Credit Suisse First Boston in New York. Mr. Wacaster is a graduate of the University of North Carolina at Chapel Hill and the University of Virginia, Darden School of Business. Mr. Wacaster was designated to serve as a director by Pegasus Capital pursuant to certain designation rights held by Pegasus Capital under the Company’s Series I Preferred Stock.

We believe Mr. Wacaster is qualified to serve on our Board because he brings a significant amount of business, finance and operational experience.

Leon Wagner has served as a director since January 2011. Mr. Wagner was a founding partner and chairman of GoldenTree Asset Management (“GoldenTree”), from 2000 to 2010 an alternative asset management firm specializing in leveraged loans, high yield bonds, distressed assets and equities in hedge, long only and structured funds. At the time of his retirement in December 2010, GoldenTree managed in excess of $12 billion in capital. Prior to founding GoldenTree, Mr. Wagner was the co-head of the high yield sales and trading department at CIBC World Markets (“CIBC”), a provider of credit and capital markets products, securities, brokerage and asset management services, from 1995 to 2000. He joined CIBC in 1995 when it acquired The Argosy Group, LP. Mr. Wagner directed public and private placement marketing and structuring for high yield issuance at both institutions. Mr. Wagner is also a distinguished philanthropist and the 2003 recipient of the Gustave L. Levy Award, presented by the UJA-Federation of New York, in recognition of service to the community. Mr. Wagner received his Masters of Business Administration degree from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Lafayette College.

We believe Mr. Wagner is qualified to serve on our Board because he brings significant financial experience and knowledge to the Board.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them except: Craig Cogut (2 late filing/3 late transactions); Pegasus Capital IV (1 late filing/2 late transactions); Pegasus Capital IV GP (1 late filing/2 late transactions); Pegasus IV (2 late filing/3 late transactions); Pegasus Capital LLC (1 late filing/1 late transaction); Pegasus Investors (1 late filing/1 late transaction); Pegasus GP (1 late filing/1 late transaction); Holdings II (1 late filing/1 late transaction); Samer Salty (1 late filing/4 late transactions); Cleantech A (2 late filings/4 late transactions); Cleantech B (2 late filings/4 late transactions); Cleantech II General Partner, L.P. (2 late filings/4 late transactions); Cleantech GP (2 late filings/4 late transactions); ZCL (2 late filings/4 late transactions); ZVL (2 late filings/4 late transactions); ZHL (2 late filings/4 late transactions); Jonathan Rosenbaum (1 late filing); Richard Hannah Davis, Jr. (1 late filing); Vincent J. Colistra (1 late filing); and Patrick Louis Meagher (1 late filing).

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

Audit Committee

Our Board has established an Audit Committee. Our Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (8) reviewing and monitoring the guidelines and policies governing risk assessment and risk management.

Our Audit Committee consists of Messrs. Harkleroad and Rosenbaum, and Mr. Harkleroad is the chairman of our Audit Committee. Our board of directors has determined that Mr. Harkleroad is independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Rosenbaum qualifies under the NASDAQ listing standards as an “audit committee financial expert” within the meaning of the rules of the SEC.

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

For 2013, our NEOs were:

Name	Title
Vincent J. Colistra (1)	Chief Executive Officer
Thomas C. Shields	Chief Financial Officer
Fredric Maxik	Chief Technology Officer
Jeremy Cage (2)	Former Chief Executive Officer and Director
Brad Knight (3)	Former Chief Executive Officer

(1)	Mr. Colistra resigned as Chief Executive Officer on February 3, 2014 and was appointed as Chief Restructuring Officer.
(2)	Mr. Cage would have been a NEO for fiscal year 2013 but for the fact that his employment terminated on November 8, 2013.
(3)	Mr. Knight would have been a NEO for fiscal year 2013 but for the fact that he resigned as Chief Executive Officer on January 2, 2013.

Recent Events

Mr. Colistra, our former Chief Executive Officer, resigned on February 3, 2014 and Richard H. Davis, Jr. assumed the duties of interim Chief Executive Officer. Mr. Davis agreed to serve in this capacity for no additional compensation.

Overview and responsibility for compensation decisions

The Compensation Committee of our Board has responsibility for evaluating the performance and development of our executive officers in their respective positions, reviewing individual compensation as well as corporate compensation principles and programs, establishing corporate and individual performance objectives as they affect compensation, making determinations as to whether and to what extent such performance objectives have been achieved and ensuring that we have effective and appropriate compensation programs in place. In addition, our Compensation Committee considers whether any of our compensation policies and practices create risks to our risk management practices or provide risk-taking incentives to our executives and other employees. Our Chief Executive Officer supports our Compensation Committee by driving our annual business plan process, providing information related to the ongoing progress under our annual business plan and other business and financial results, undertaking performance assessments of other executives and presenting other personnel-related data for the Compensation Committee’s consideration. In addition, as the manager of our executive team, our Chief Executive Officer assesses each executive’s contribution to corporate goals as well as achievement of his or her individual goals and makes a recommendation to our compensation committee with respect to compensation for executive officers other than himself. Our compensation committee meets, including in executive sessions, to consider these recommendations, conducts a similar evaluation of the Chief Executive Officer’s contributions to corporate goals and achievement of individual goals and makes determinations related to the Chief Executive Officer’s and the other executive officers’ compensation.

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

Our Compensation Committee believes that the quality, skills and dedication of our executive officers are critical factors affecting our long-term value. Our compensation arrangements with executive officers are, to a large degree, based upon our consolidated revenue and earnings achievements along with personal performance objectives agreed upon at the beginning of the fiscal year with the respective executive. We believe in compensating progressively for the achievement of established objectives.

In setting compensation levels for individual officers, our Compensation Committee applies its judgment in determining the amount and mix of compensation elements for each NEO, and to date our compensation process has been a largely discretionary process based upon the collective experience and judgment of the compensation committee members acting as a group. Factors affecting the Compensation Committee’s decisions in setting compensation generally include:

•	overall corporate performance;

•	the individual officer’s performance against corporate-level strategic goals established as part of our annual business plan and the officer’s effectiveness in managing toward achievement of those goals;

•	the nature and scope of the officer’s responsibilities; and

•	informal market surveys and the personal experience of members of our Board.

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

While our Compensation Committee is authorized to engage the services of outside consultants and advisors, neither the Compensation Committee nor our management has to date retained a compensation consultant to review or provide advice concerning our policies and procedures with respect to executive compensation. To date, we have not formally benchmarked our executive compensation against peer companies, and we have not identified a group of peer companies against which we would compare our compensation practices. While our Compensation Committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted formal or informal policies or guidelines for allocating compensation between long-term and current compensation or between cash and non-cash compensation. The Compensation Committee intends to continue to manage our executive officer compensation programs on a flexible basis that will allow it to respond to market and business developments as it views appropriate, but will continue to consider whether the use of consultants, formal benchmarking and/or fixed guidelines for allocating between compensation components would aid the Compensation Committee in setting compensation levels or allocating between types of compensation.

We have historically reviewed compensation as part of the annual business plan process undertaken by management and our Board in the early part of each year. During this process, our Compensation Committee reviews overall compensation, evaluates performance, determines corporate-level performance goals for that year’s business plan and, when appropriate, makes changes to one or more components of our executives’ compensation.

During our 2011 annual meeting, we held a stockholder advisory vote on the compensation of our NEOs as described in our 2011 proxy statement, commonly referred to as a say-on-pay vote. Stockholders representing over 99% of the stockholders present and entitled to vote at the meeting voted in favor of the 2011 say-on-pay resolution approving the compensation of our NEOs. As our Compensation Committee evaluated its compensation practices and talent needs throughout 2011, it was mindful of the strong support stockholders expressed for its pay for performance compensation philosophy. Additionally, in determining how often to hold a stockholder advisory vote on executive compensation, our Board took into account the strong preference for a triennial frequency expressed by stockholders at our 2011 annual meeting relating to future advisory stockholder votes on our executive compensation. Accordingly, our Board has determined that we will hold an advisory stockholder vote on our executive compensation on a triennial basis.

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

Base Salaries. Base salary for our Chief Executive Officer and other executive officers is established based on the scope of their responsibilities, length of service with our company, individual performance during the prior year and competitive market compensation. Base salaries are reviewed annually and adjusted from time-to-time based on competitive conditions, individual performance, our overall financial results, changes in job duties and responsibilities and our company’s overall budget for base salary increases. The budget is designed to allow salary increases to retain and motivate successful performers while maintaining affordability within our company’s business plan.

Annual Cash Incentive Bonus. We also have an annual cash incentive bonus program to motivate our executive officers to attain specific short-term performance objectives that, in turn, further our long-term objectives. This program is managed as part of our annual business plan process and involves a high level of discretion on the part of our Compensation Committee. Typically, the board of directors approves a business plan for the year that incorporates corporate-level objectives. Achievement of those objectives becomes an important factor considered by the Compensation Committee when, after year-end, it makes a final determination of bonus amounts to be paid. Other factors that are considered by the Compensation Committee in determining amounts to pay include:

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

Each executive officer has a target bonus amount, established at the time of hire and then reviewed and potentially adjusted annually over the course of the officer’s tenure with our company. For 2013, the target bonuses for executive officers ranged from 35% to 100% of base salary based on our compensation committee’s belief of respective competitive fixed and variable compensation levels for each officer. For 2013, the corporate-level performance objectives specified in our business plan related to consolidated sales growth, earnings and certain strategic objectives. Our Compensation Committee set a consolidated earnings target sufficient to fund the bonus pool during 2013.

For the 2012 fiscal year, we paid Mr. Meagher, our Executive Vice President of Product Development, a signing bonus of $25,000. This bonus payment was not made pursuant to our annual cash incentive bonus program. Because of our limited cash flows and our Company’s historical losses, other than the aforementioned bonus payments, our executive officers have not been awarded cash bonuses during the past three years. Our Compensation Committee elected not to award our NEOs performance based incentive bonuses for the 2012 or 2013 fiscal years due to continued losses.

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

Generally, a stock option award is made in the year that an executive officer commences employment. The size of this award is intended to offer the executive a meaningful opportunity for stock ownership relative to his or her position and reflects the Compensation Committee’s assessment of market conditions affecting the position as well as the individual’s potential for future responsibility within our company. Thereafter, additional option grants may be made in the discretion of our Compensation Committee, board of directors or Committee of Independent Directors. To date, we have not granted additional options on an annual basis to executives or other employees, although we do evaluate individual performance annually. Instead, additional options have been granted to executives on a case-by-case basis reflecting the Compensation Committee’s determination that such grants are appropriate or necessary to reward exceptional performance (including upon promotion) or to retain individuals when market conditions change. The size of additional option grants are determined at the discretion of the Compensation Committee or our board of directors, and typically incorporate our Chief Executive Officer’s recommendations (except with respect to his own option grants).

Other than the award of 500,000 restricted shares of common stock granted to Mr. Cage, our Chief Executive Officer from January 2, 2013 through November 8, 2013, the award of 192,308 restricted shares of common stock granted to Mr. Knight, our Interim Chief Executive Officer from October 19, 2012 to January 2, 2013 and our Interim Chief Operating Officer from May 25, 2012 to July 8, 2013, awards of restricted stock granted to our former Chief Executive Officer in 2011 and current Chief Technology Officer in 2008, we have not granted restricted stock awards to our NEOs.

Severance and Change in Control Benefits. We have entered into employment agreements with each of our NEOs, which provide severance benefits in the event the executive officer’s employment is terminated by us without cause or the executive officer is terminated without cause in connection with a change in control, in consideration of a release of potential claims and other customary covenants. These benefits range from 12 months to, following a change-in-control, 24 months of their base salary. In addition, all stock options held by our NEOs provide for full acceleration of unvested stock options upon a change of control of our company. For more information regarding these severance and change in control benefits, see “Executive Compensation – Estimated Benefits and Payments upon Termination of Employment or Change of Control.” Our board of directors and Compensation Committee have determined it appropriate to have these termination-related benefits in place to preserve morale and productivity, and encourage retention in the face of potentially disruptive circumstances that might cause an executive to be concerned that his or her employment is in jeopardy or that might involve an actual or rumored change in control of our company. We believe that our change of control benefits are generally in line with packages offered to executives in our industry.

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

Tax Matters

Our board of directors and Compensation Committee will consider the deductibility of compensation amounts paid to our executive officers including the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers in making its decisions, although such deductibility has not historically been material to our financial position, Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for our Chief Executive Officer and each of the other named executive officers (other than our Chief Financial Officer), unless compensation is “performance-based” as defined under Section 162(m). Our stock option grants are generally designed to qualify as performance-based compensation for purposes of Section 162(m), and we expect compensation amounts related to options to be fully deductible. However, our Compensation Committee may, in its judgment, authorize compensation payments that are not deductible when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table summarizes the overall compensation earned by NEOs during each of the past three fiscal years ended December 31, 2013.

						Long Term Compensation
		Annual Compensation				Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compensation ($)			Total ($)

Vincent J. Colistra	2013		$—		$—		$—		$—		$184,305	(3)		$184,305
(Interim Chief Executive Officer) (2)	2012		$—		$—		$—		$—		$—			$—
	2011		$—		$—		$—		$—		$—			$—

Jeremy Cage (Chief Executive Officer and Director) (4)	2013 2012 2011	$ $ $	359,865 — —	$ $ $	— — —	$ $ $	320,000 — —	$ $ $	2,581,929 — —	$ $ $	434,988 — —	(5)	$ $ $	3,696,782 — —

Brad Knight (Interim Chief Executive Officer and Interim Chief Operating Officer) (6)	2013 2012 2011	$ $ $	— — —	$ $ $	— — —	$ $ $	100,000 — —	$ $ $	— 3,114,785 —	$ $ $	390,000 240,869 —	(7) (7)	$ $ $	490,000 3,355,654 —

Thomas C. Shields	2013		$320,000		$—		$—		$173,535		$8,120	(9)		$501,655
(Chief Financial Officer) (8)	2012		$114,444		$—		$—		$2,409,323		$72,923	(9)		$2,596,690
	2011		$—		$—		$—		$—		$—			$—

Frederic Maxik	2013		$315,000		$—		$—		$173,535		$14,400	(10)		$502,935
(Chief Technology Officer)	2012		$315,000		$—		$—		$989,426		$14,400	(10)		$1,318,826
	2011		$308,750		$—		$—		$—		$14,400	(10)		$323,150

Patrick Meagher	2013		$300,000		$—		$—		$173,535		$110,351	(12)		$583,886
(Executive Vice President of Product Development) (11)	2012		$162,500		$25,000		$—		$1,946,740		$176,947	(9)		$2,311,187
	2011		$—		$—		$—		$—		$—			$—

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all awards granted to the NEO during 2013, 2012 and 2011, as applicable. Assumptions used to calculate these amounts are included in Note 15, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2013.
(2)	Mr. Colistra began serving as our Interim Chief Executive Officer on November 8, 2013. Mr. Colistra resigned as Interim Chief Executive Officer on February 3, 2014, when Richard H. Davis Jr. began serving as our Interim Chief Executive Officer.
(3)	Mr. Colistra is an employee of PMCM, LLC, an affiliate of Phoenix Management Services, LLC, (“Phoenix”) and all payments are made to Phoenix. These expenses include $20,000 per week for consulting services, as well as travel and living expenses for time spent in Satellite Beach, FL.
(4)	Mr. Cage began serving as our Chief Executive Officer on January 2, 2012 and was appointed to the Board of Directors on March 5, 2013. Mr. Cage resigned as Chief Executive Officer and from the Board on November 8, 2013.
(5)	Includes travel and living expenses as well as separation pay.
(6)	Mr. Knight began serving as our Interim Chief Operating Officer from May 25, 2012 and as our Interim Chief Executive Officer on October 19, 2012. Mr. Knight resigned as our Interim Chief Executive Officer on January 2, 2013 when Mr. Cage began serving as our Chief Executive Officer and resigned as our Interim Chief Operating Officer on July 8, 2013. Mr. Knight continued to provide consulting services to us through Riverwood until February 18, 2014.
(6)	Mr. Shields began serving as our Chief Financial Officer on August 23, 2012.
(7)	Mr. Knight is an employee of Riverwood and all payments are made to Riverwood. These expenses include $7,500 per week for consulting services, as well as travel and living expenses for time spent in Satellite Beach, FL.
(8)	Mr. Shields began serving as our Chief Financial Officer on August 23, 2012.
(9)	Consists of relocation expenses.
(10)	Includes annual car allowance.
(11)	Mr. Meagher began serving as our Executive Vice President of Product Development on June 18, 2012. Mr. Meagher resigned as Vice President of Product Development on December 31, 2013.
(12)	Includes relocation expenses as well as separation pay.

2013 Grants of Plan-Based Awards

The following table sets forth each Equity Plan-based award granted to our NEOs during the year ended December 31, 2013.

Name	Grant Date	Shares Underlying Restricted Stock Award	Shares of Common Stock Underlying Options	Exercise Price of Option Awards (1)	Grant Date Fair Value of Option Awards (2)

Jeremy Cage	January 2, 2013	—	4,500,000	$0.64	$2,317,500
	January 2, 2013	500,000	—	$—	$320,000

Brad Knight	March 22, 2013	192,308	—	$—	$100,000

Thomas C. Shields	August 7, 2013	—	575,000	$0.39	$173,535

Frederic Maxik	August 7, 2013	—	575,000	$0.39	$173,535

Patrick Meagher	August 7, 2013	—	575,000	$0.39	$173,535

(1)	The amount in this column represent the exercise price of the option awards, as determined by our Board with the assistance of management, which is not less than the fair market value of our common stock on the date of grant.
(2)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, of the respective award granted to the NEO during fiscal 2013. Assumptions used to calculate these amounts are included in Note 15, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides certain information concerning unexercised options, stock that has not vested and Equity Plan awards held by each of our NEOs that were outstanding as of December 31, 2013:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexerciseable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jeremy Cage	131,250	(1)	—		—	$0.64	11/8/2014	—	$—	—	$—

Brad Knight	1,285,726	(2)	1,656,473	(2)	—	$1.34	7/5/2022	—	$—	—	$—

Thomas C. Shields	734,549	(3)	2,203,650	(3)	—	$1.34	8/23/2022	—	$—	—	$—
	—		575,000	(4)	—	$0.50	8/7/2023	—	$—	—	$—

Frederic Maxik	75,000	(5)	—		—	$4.90	4/17/2018	—	$—	—	$—
	1,500,000	(6)	—		—	$1.00	8/21/2019	—	$—	—	$—
	233,333	(7)	700,000	(7)	—	$1.34	7/5/2022	—	$—	—	$—
	—		575,000	(4)	—	$0.50	8/7/2023

Patrick Meagher	459,093	(8)	—		—	$1.34	7/5/2022	—	$—	—	$—

(1)	These options were granted on January 2, 2013 and vested on November 8, 2013.
(2)	These options were granted on July 5, 2012. 2.08% of these options will vest on the first of each month until fully vested on March 1, 2016.
(3)	These options were granted on August 23, 2012, 25% vested on August 23, 2013 and the balance will vest 25% on each of August 23, 2014, 2015 and 2016.
(4)	These options were granted on August 7, 2013 and will vest 25% on each of August 7, 2014, 2015, 2016 and 2017.
(5)	These options were granted on April 17, 2008 and 25,000 options vested on each of April 17, 2009, April 17, 2010 and April 17, 2011.
(6)	These options were granted on August 21, 2009 and vested 25% on August 21, 2010. The vesting was accelerated on December 30, 2010 for the remaining unvested shares due to the achievement of a “capitalization threshold event.”

(7)	These options were granted on July 5, 2012, 25% vested on July 5, 2013 and the balance will vest 25% on each of July 5, 2014, 2015 and 2016.
(8)	These options were granted on July 5, 2012 and vested on July 5, 2013.

Option Exercises

No options were exercised during the year ended December 31, 2013.

Employment Agreements

We have entered into employment agreements with all of our NEOs during 2013 other than Messrs. Knight and Colistra, each of which is described in more detail below.

Employment Agreement with Jeremy Cage

Effective January 2, 2013, we entered into an employment agreement with Mr. Cage pursuant to which Mr. Cage agreed to serve as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Cage was entitled to a base salary of $400,000 and benefits generally available to other senior executives of the Company. Mr. Cage s was also eligible to receive a target annual bonus of up to 100% of his base salary, subject to satisfactory completion of performance metrics set by the board of directors of the Company and he was eligible for an annual bonus that exceeds 100% of his base salary for exceptional performance by Mr. Cage and the Company during any bonus year. The bonus metrics were to be determined by our Board in its sole discretion.

Mr. Cage was granted 500,000 shares of restricted common stock and options to purchase 4,500,000 shares of common stock at an exercise price of $0.64 per share, each subject to the Company’s Amended and Restated Equity Based Compensation Plan. The restricted stock was to vest (i) in full upon the fourth anniversary following the execution of the employment agreement, provided that Mr. Cage remains employed by the Company through such date; (ii) in full upon the material diminution of duties or responsibilities or the termination of Mr. Cage’s employment after a “change of control” of the Company; or (iii) pro rata upon the termination of Mr. Cage’s employment without “cause,” by Mr. Cage for “good reason” or due to Mr. Cage’s death or “disability” (as each term is defined in the employment agreement”), which pro rata amount will be calculated based upon the number of months Mr. Cage has been employed by the Company at such time of termination divided by 48. The options vest (i) 25% on each anniversary of the execution of the Employment Agreement, provide that Mr. Cage remain employed by the Company as of such time; (ii) in full upon the material diminution of duties or responsibilities or the termination of Mr. Cage’s employment after a “change of control” of the Company, or (iii) pro rata upon the termination of Mr. Cage’s employment without “cause,” by Mr. Cage for “good reason” or due to Mr. Cage’s death or “disability,” which pro rata amount will be calculated based upon the number of months Mr. Cage has been employed by the Company at such time of termination divided by 48. In the event the Company terminates Mr. Cage’s employment for reasons other than “cause” or change of control, or if he resigns for “good reason”, Mr. Cage will be entitled to receive severance in an amount equal to (i) twelve months of his base salary, plus (ii) the annual bonus that he would actually have earned for the year in which termination occurs, prorated through the date of termination.

For purposes of this agreement, “cause” was defined as: (a) a willful material breach of executive’s obligations under the agreement, which the executive fails to cure, if curable, within 30 days after receipt of a written notice of such breach; (b) gross negligence in the performance or intentional non-performance of executive’s material duties to us or any of our affiliates; (c) commission of a felony or a crime of moral turpitude; (d) commission of a material act of deceit, fraud, perjury or embezzlement that involves or directly or indirectly causes harm to us or any of our affiliates; or (e) repeatedly (i.e., on more than one occasion) being under the influence of drugs or alcohol (other than over-the-counter or prescription medicine or other medically-related drugs to the extent they are taken in accordance with their directions or under the supervision of a physician) during the performance of executive’s duties to us or any of our affiliates, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of executive’s duties to us or any of our affiliates.

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

On November 8, 2013, Mr. Cage resigned as Chief Executive Officer and from such other roles and positions he held with us. In connection with Mr. Cage’s resignation, Mr. Cage was entitled to the following severance: (i) payment of his base salary accrued and unpaid through the termination date; (ii) payment of any earned but unused vacation through the termination date; (iii) reimbursement of any reasonable and qualified expenses properly incurred prior to the termination date and (iv) a $400,000 cash payment, representing one (1) times his annual base salary, payable in bi-weekly installments over a period of 12 months (the “Cage Severance Period”). Mr. Cage also has the right during the Cage Severance Period to continuation of any applicable health, accident and life insurance plans or arrangements for which he was participating as of the termination date. Additionally, upon Mr. Cage’s resignation, 114,583 unvested restricted shares of the common stock and 1,031,250 unvested options to purchase shares of common stock previously granted to Mr. Cage vested in full on the termination date. The remaining unvested restricted shares of common stock or unvested options to purchase shares of common stock held by Mr. Cage were forfeited as of the termination date. Mr. Cage remains subject to certain non-competition, non-solicitation and confidentiality provisions during the Cage Severance Period as described in his employment letter with the Company, dated November 29, 2012.

Employment Agreement with Thomas C. Shields

Effective August 23, 2012, we entered into an employment agreement with Mr. Shields pursuant to which Mr. Shields agreed to serve as our Chief Financial Officer. Pursuant to his employment agreement, Mr. Shields is entitled to a base salary of $320,000 and benefits generally available to other employees. Mr. Shields is also entitled to relocation assistance including temporary lodging for a period of up to nine months, a per diem of $60 per day for 120 days and customary moving expenses and closing costs on both Mr. Shields’ prior and any new home. Mr. Shields is required to repay any lodging expenses paid by the Company if he voluntarily leaves the Company within one year of his date of hire other than for “good reason”. Mr. Shields is also eligible to participate in a bonus plan under which he could receive up to 75% of his base salary, with the bonus payment for 2012, if any, to be pro-rated. The bonus metrics are to be determined by our Board in its sole discretion.

Mr. Shields also received, as of August 23, 2012, options to purchase 2,938,199 shares of common stock at an exercise price of $1.34 per share, which vest in four equal annual installments beginning on the first anniversary of the date of grant. Mr. Shields’ employment is at will and may be terminated at any time. In the event the Company terminates Mr. Shields’ employment for reasons other than “cause” or change of control, or if he resigns for “good reason”, Mr. Shields will be entitled to receive severance in an amount equal to (i) twelve months of his base salary, plus (ii) the annual bonus that he would actually have earned for the year in which termination occurs, prorated through the date of termination.

For purposes of this agreement, termination shall be deemed to be for “cause” if it is, in whole or part, based on: (i) Mr. Shield’s commission of an act of fraud, malfeasance, recklessness or gross negligence against the Company or any of its personnel, or in connection with the performance of his duties of employment hereunder; (ii) his commission of any act which is materially injurious to the Company, its personnel, its interests or its reputation; (iii) his indictment or conviction for, or plea of no contest to, any felony or any other crime involving moral turpitude; or (iv) his willful or intentional failure to fulfill any of his material duties and /or responsibilities thereunder, which failure has not been cured to our reasonable satisfaction within 30 days of the date on which he is given written notice of such failure.

For purposes of this agreement, Mr. Shield’s resignation shall be deemed to be for “good reason” if he resigns following the occurrence of any of the following: (i) a material adverse change of his title, position, responsibilities, authority or duties, in each case, as an executive officer of the Company; (ii) a reduction in his base salary (except with his consent) or bonus opportunity or incentive opportunity; (iii) our requiring him to be based at a materially different geographic location; (iv) our material breach of any provision of his offer letter; or (v) a failure by the Company to obtain the assumption of his original offer letter by any successor to or assignee of substantially all of our business and/or assets. Notwithstanding the foregoing, Mr. Shield’s resignation shall not be considered to be for good reason unless the Company receives, within thirty days following the date on which he knows, or with the exercise of reasonable diligence would know, of the occurrence of any of the events set forth in clauses above, written notice from him specifying the specific basis for his belief that he is entitled to terminate employment for good reason, we fail to cure the event constituting good reason within thirty days after our receipt of such written notice, and he resigns within thirty days following expiration of such cure period.

Employment Agreement with Fredric Maxik

On March 22, 2011, we entered into a new employment agreement with Mr. Maxik pursuant to which Mr. Maxik agreed to serve as our Chief Technology Officer. Under his employment agreement, Mr. Maxik was entitled to an annual base salary of $300,000. However, in October 2011, as part of the annual compensation review, Mr. Maxik’s base salary was increased from $300,000 to $315,000. We could also pay Mr. Maxik bonuses at such times and in such amounts as our board of directors determines, and Mr. Maxik was entitled to participate in the Equity Plan. Mr. Maxik’s employment agreement was extended to October 4, 2014. It may be terminated at any time, without severance, by Mr. Maxik voluntarily or by us with “cause.” In the event that Mr. Maxik’s employment is terminated by us without “cause” or by Mr. Maxik with “good reason,” during the 24-month period following a change of control, Mr. Maxik is entitled to severance pay equal to 24 months’ base salary. Any severance paid reduces the amount that Mr. Maxik otherwise would be entitled to receive for complying with the non-competition restrictions in his employment agreement, except in the case of a qualifying severance following a change of control. “Cause” and “Good Reason” had the same definitions as those terms in Mr. Cage’s employment agreement, except that “Cause” did not explicitly include a misrepresentation of education, work experience or other matter upon which the Company relied in considering and offering employment.

Employment Agreement with Patrick Meagher

On June 12, 2012, we entered into an employment agreement with Mr. Meagher pursuant to which Mr. Meagher agreed to serve as our Executive Vice President, Product Development. Pursuant to the employment agreement, Mr. Meagher was entitled to a base salary of $300,000 and benefits generally available to other employees. Mr. Meagher was also entitled to relocation assistance including (a) temporary lodging for a period of up to nine months and a per diem of $60 per day for 120 days and customary moving expenses and closing costs on both Mr. Meagher’s prior and any new home. Mr. Meagher was required to repay any lodging expenses paid by the Company if he voluntarily left the Company within one year of his date of hire. Mr. Meagher was also eligible to participate in a bonus plan of up to 35% of his base salary based upon a combination of performance and personal achievements. Mr. Meagher was also entitled to a grant of stock options and on July 5, 2012 the Board granted Mr. Meagher an option to purchase 1,836,374 shares of common stock at an exercise price of $1.34 per share, which vest in four equal annual installments beginning on the first anniversary of the date of grant. Mr. Meagher’s employment is at will and may be terminated at any time. If Mr. Meagher was terminated for reasons other than for “cause” or a change of control, Mr. Meagher was entitled to (a) six months of base pay and (b) assistance to relocate to a new location. If he was terminated within twelve months of a change of control, Mr. Meagher is entitled to severance of twelve months of base pay. “Cause” had the same definitions as those terms in Mr. Shield’s employment agreement.

Effective December 31, 2013, Mr. Meagher resigned as Executive Vice President, Product Development.

Estimated Benefits and Payments upon Termination of Employment or Change of Control

The following table describes the potential payments and benefits upon termination of our NEOs’ employment before or after a change in control of our Company as described above, as if each officer’s employment terminated as of December 30, 2013. See “Compensation Discussion and Analysis—Principal Elements of Executive Compensation—Severance and Change in Control Benefits” for a description of the severance and change in control arrangements for our named executive officers.

Name	Severance Amount ($)		Accelerated Vesting of Stock Options ($) (1)		Accelerated Vesting of Restricted Stock ($) (1)	Benefit Continuation ($)		Total ($)

Thomas C. Shields
Termination without cause	$320,000	(2)	$—	(3)	NA	$5,506	(4)	$325,506
Voluntary (Good Reason)	$320,000	(2)	$—	(3)	NA	$5,506	(4)	$325,506
Voluntary	NA		NA		NA	NA		NA
Death/Disability	NA		$—	(3)	NA	NA		$—
Change in Control	$320,000	(2)	$—	(3)	NA	$5,506	(4)	$325,506
Frederic Maxik
Termination without cause	$315,000	(2)	$—	(5)	NA	NA		$315,000
Voluntary (Good Reason)	$315,000	(2)	$—	(5)	NA	NA		$315,000
Voluntary/Death/Disability	NA		NA		NA	NA		NA
Change in Control	$630,000	(6)	$—	(5)	NA	NA		$630,000

(1)	Assumes a market value of $0.31 per share of common stock, as reported on the OTC Bulletin Board on December 31, 2013.
(2)	This severance payment consists of one times the officer’s annual base salary.
(3)	Upon termination by us without “cause” or by Mr. Shields for “good reason,” Mr. Shields is entitled to the accelerated vesting of 1,022,050 stock options. Upon termination due to death, disability or a change of control, Mr. Shields is entitled to the accelerated vesting of 2,778,650 stock options. 2,203,650 of these options has an exercise price of $1.34 per share and 575,000 of these options has an exercise price of $0.50 per share. As of December 31, 2013, these options are “out-of-the-money” and have $0 value.
(4)	The benefit continuation will be paid by the Company for 12 months as of the separation date.
(5)	Upon termination by us without “cause” or by Mr. Maxik for “good reason,” Mr. Maxik is entitled to the accelerated vesting of 377,083 stock options. Upon termination due to a change of control, Mr. Maxik is entitled to the accelerated vesting of 1,275,000 stock options. 700,000 of these options has an exercise price of $1.34 per share and 575,000 of these options has an exercise price of $0.50 per share. As of December 31, 2013, these options are “out-of-the-money” and have $0 value.
(6)	This severance payment consists of twice the officer’s annual base salary.

Director Compensation

Director compensation is determined by the board of directors. During 2013, each of our non-employee directors was entitled to the following compensation:

•	200,000 Restricted Stock Awards of our common stock (“RSAs”), to be issued on August 9, 2013, with such RSAs remaining unvested through December 31, 2013, and fully vesting on January 1, 2014;

•	an aggregate of 25,000 additional RSAs for service on one or more committees of the Board. Such RSAs shall be issued as of August 9, 2013, shall remain unvested through December 31, 2013, and shall fully vest on January 1, 2014;

•	an aggregate of 15,000 additional RSAs for service as the Chair of one or more committees of the Board. Such RSAs shall be issued as of August 9, 2013, shall remain unvested through December 31, 2013, and shall fully vest on January 1, 2014; and

•	For any director serving on the Board and/or committees of the Board during a portion of 2013, but for less than the entire year, a pro-rated portion of the aforementioned compensation amounts, equal to the number of days of such director’s service on the Board and/or committees divided by 365 multiplied by such director’s full-year compensation amount. Such shall be issued as of the later of August 9, 2013 or the date of such director’s appointment. The applicable compensation shall fully vest on the later of such director’s date of termination from the Board or January 1, 2014, and shall remain unvested until that date.

•	Beginning in September 2013, the Chairman of the Board will receive $15,000 per month, to be paid in cash.

Director compensation table

Directors who are employees of the company receive no additional compensation for their service on our Board or its committees. The following table shows the overall compensation earned for the 2013 fiscal year with respect to each person who was a non-employee director as of December 31, 2013.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Nicholas Brathwaite (2)	$—		$100,800	(3)	$—	$—	$—	$—	$100,800
Craig Cogut (4)	$—		$6,510	(5)	$—	$—	$—	$—	$6,510
Andrew Cooper (4)	$—		$32,679	(6)	$—	$—	$—	$—	$32,679
Kaj den Daas	$—		$100,800	(3)	$—	$—	$—	$—	$100,800
Richard H Davis (4)	$—		$12,624	(7)	$—	$—	$—	$—	$12,624
Donald Harkelroad	$—		$100,800	(3)	$—	$—	$—	$—	$100,800
F. Philip Handy	$60,000	(8)	$59,053	(8)	$—	$—	$—	$—	$119,053
Samer Salty (9)	$—		$84,000	(10)	$—	$—	$—	$—	$84,000
Thomas Smach (2)	$—		$94,500	(11)	$—	$—	$—	$—	$94,500
Steven Wacaster (4)	$—		$94,500	(11)	$—	$—	$—	$—	$94,500
Leon Wagner	$—		$94,500	(11)	$—	$—	$—	$—	$94,500

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, of all awards granted to the director during fiscal year 2013, as applicable. Assumptions used to calculate these amounts are included in Note 15, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2013.
(2)	Messrs. Brathwaite and Smach served on our Board as designees of Riverwood. Pursuant to the policies of Riverwood, any fees paid to Messrs. Brathwaite and Smach are for the benefit of Riverwood.
(3)	Pursuant to the compensation structure adopted by the Board, Messrs. Brathwaite and Smach each received 240,000 RSA’s with a value of $0.42 per share.
(4)	Messrs. Cogut, Cooper, Davis and Wacaster have served on our Board as designees of Pegasus Capital. Pursuant to the policies of Pegasus Capital, any fees paid to Messrs. Cogut, Cooper, Davis and Wacaster are for the benefit of Pegasus Capital.
(5)	Pursuant to the compensation structure adopted by the Board, Mr. Cogut received pro rata compensation of 14,795 RSA’s with a value of $0.44 per share.
(6)	Pursuant to the compensation structure adopted by the Board, Mr. Cooper received pro rata compensation of 77,808 RSA’s with a value of $0.42 per share.
(7)	Pursuant to the compensation structure adopted by the Board, Mr. Davis received pro rata compensation of 26,301 RSA’s with a value of $0.48 per share.
(8)	For his service as Chairman of the Board, Mr. Handy received cash compensation of $60,000. In addition, pursuant to the compensation structure adopted by the Board, Mr. Handy received pro rata compensation of 140,603 RSA’s with a value of $0.42 per share.
(9)	Mr. Salty served on our Board as a designee of Zouk Capital. Pursuant to the policies of Zouk Capital, any fees paid to Mr. Salty are for the benefit of Zouk Capital.
(10)	Pursuant to the compensation structure adopted by the Board, Mr. Salty received 200,000 RSA’s with a value of $0.42 per share.
(11)	Pursuant to the compensation structure adopted by the Board, Messrs. Smach, Wacaster and Wagner received 225,000 RSA’s with a value of $0.42 per share.

Compensation Committee Interlocks and Insider Participation

During 2013 and through February 6, 2014, the members of our Compensation Committee were Messrs. Brathwaite, Handy, Wacaster and Wagner. On February 3, 2014, Mr. Handy resigned from the Board and on February 6, 2014, Mr. Brathwaite resigned from the Board. Mr. Wacaster is an executive officer and partner of Pegasus Capital. As described in further detail under “Certain Relationships and Related Transactions,” during the year ended December 31, 2013, we did not pay or otherwise accrue any fees and expenses to Pegasus Capital and its affiliates.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

COMPENSATION COMMITTEE

Steven Wacaster

Leon Wagner

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of March     , 2014 by each person known to us to own beneficially 5% or more of the outstanding common stock, each director, certain named executive officers and the directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 207,850,113 shares of common stock outstanding on March 25, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 25, 2014 by that stockholder are deemed outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Directors and Executive Officers
Richard Davis (2)	123,636		*
Thomas C. Shields	734,549	(3)	*
Fredric Maxik	1,986,445	(4)	*
Vincent J. Colistra (5)	—		*
Jeremy Cage (6)	1,145,833	(7)	*
Brad Knight (8)	1,600,439	(9)	*
Patrick Meagher (10)	459,093	(3)	*
Craig Cogut (11) (12)	311,936,611	(13)	87.2%
Donald Harkleroad	729,463	(14)	*
Warner Philip (15)	—		*
Jonathan Rosenbaum (16)	—		*
Steven Wacaster	—		*
Leon Wagner	8,715,866	(17)	*
Directors and Executive Officers as a Group	327,431,935		88.3%
(13 persons)
Certain Persons
LED Holdings, LLC (12)	20,972,496		10.1%
LSGC Holdings LLC (12)	154,089,829	(18)	74.1%
PP IV (AIV) LED, LLC (12)	154,089,829	(19)	74.1%
PP IV LED, LLC (12)	154,089,829	(19)	74.1%
LSGC Holdings II LLC (12)	92,056,785	(13)	31.0%
Pegasus Partners IV, L.P. (12)	249,116,311	(13)	83.9%
PCA LSG Holdings, LLC (12)	52,217,318	(13)	20.2%
RW LSG Holdings LLC (20)	61,558,889	(21)	22.8%
RW LSG Management Holdings LLC (20)	554,221	(22)	*
Riverwood Capital Management Ltd. (20)	61,558,889	(21)	22.8%
Cleantech Europe II (A) LP (23)	30,061,358	(24)	12.8%
Zouk Capital LLP (23)	28,494,737	(25)	12.1%
Zouk Ventures Ltd. (23)	28,494,737	(25)	12.1%
Zouk Holdings Ltd. (23)	230,901	(26)	*

*	Less than 1%.
(1)	The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power.

(2)	Mr. Davis was appointed as our interim Chief Executive Officer on February 3, 2014.
(3)	Represents shares of common stock issuable to upon exercise of stock options issued under the Amended and Restated Equity-Based Compensation Plan (the “Equity Plan”).
(4)	Includes 1,808,333 shares of common stock issuable to Mr. Maxik upon the exercise of stock options issued under our Equity Plan.
(5)	Mr. Colistra was appointed to serve as our Interim Chief Executive Officer, effective November 8, 2013. Mr. Colistra resigned as our Interim Chief Executive Officer and was appointed as our Chief Restructuring Officer effective as of February 3, 2014.
(6)	Mr. Cage was appointed to serve as our Chief Executive Officer, effective January 2, 2013, and as a member of the Board on March 5, 2013. Mr. Cage resigned as our Chief Executive Officer and member of our board of directors effective as of November 8, 2013.
(7)	Includes 1,031,250 shares of common stock issuable to Mr. Cage upon the exercise of stock options issued under the Equity Plan.
(8)	Mr. Knight was appointed to serve as our Interim Chief Operating Officer, effective May 25, 2012, and as our Interim Chief Executive Officer on October 19, 2012. Mr. Knight resigned as our Interim Chief Executive Officer on January 2, 2013 when Mr. Cage began serving as our Chief Executive Officer and resigned as our Interim Chief Operating Officer on July 8, 2013. Mr. Knight provided consulting services to us through Riverwood until February 18, 2014.
(9)	Includes 1,408,131 shares of common stock issuable to Mr. Knight upon the exercise of stock options issued under the Equity Plan.
(10)	Mr. Meagher was appointed to serve as our Executive Vice President of Product Development, effective June 18, 2012. Mr. Meagher resigned as our Executive Vice President of Product Development effective as of December 31, 2013.
(11)	Mr. Cogut joined our Board effective December 5, 2013 and was named Chairman of our Board effective February 3, 2014. Mr. Cogut serves as Chairman and President of Pegasus Capital, our controlling stockholder.
(12)	The principal address and principal office of each of LED Holdings, LLC (“LED Holdings”), LSGC Holdings LLC (“LSGC Holdings”), PP IV (AIV) LED, LLC (“PP IV (AIV)”), PP IV LED, LLC (“PP IV”), LSGC Holdings II LLC (“Holdings II”), Pegasus Partners IV, L.P. (“Pegasus IV”), PCA LSG Holdings, LLC (“PCA Holdings”), and Mr. Cogut is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.
(13)

Pegasus IV is the managing member of LSGC Holdings and Holdings II. Pegasus Investors IV, LP (“Pegasus Investors”) is the general partner of Pegasus IV and Pegasus Investors IV GP, LLC (“Pegasus GP”) is the general partner of Pegasus Investors. Pegasus GP is wholly owned by Pegasus Capital, LLC (“Pegasus LLC,” and together with Pegasus IV, Pegasus Investors and Pegasus GP, the “Pegasus Entities”). Pegasus LLC may be deemed to be directly or indirectly controlled by Mr. Cogut. By virtue of the foregoing, the Pegasus Entities and Mr. Cogut may be deemed to beneficially own (i) the 20,972,496 shares of Common Stock held by LED Holdings; (ii) the 133,117,333 shares of common stock held directly by LSGC Holdings; (iii) the 2,877,314 shares of common stock, 16,396,843 shares of common stock issuable upon conversion of shares of Series I Convertible Preferred Stock held directly by LSGC Holdings, 20,691,579 shares of common stock issuable upon conversion of shares of Series J Convertible Preferred Stock held directly by LSGC Holdings and 52,091,050 shares of common stock issuable upon exercise of warrants held directly by Holdings II. Additionally, Pegasus Investors, Pegasus GP, Pegasus LLC and Mr. Cogut may be deemed to indirectly beneficially own 2,969,697 shares of common stock held directly by Pegasus IV. Furthermore, Pegasus LLC and Mr. Cogut may be deemed to indirectly beneficially own 1,464,950 shares of common stock, 19,280,000 shares of common stock issuable upon conversion of shares of Series I Convertible Preferred Stock held directly by PCA Holdings, 8,947,368 shares of common stock issuable upon the exercise of shares of Series J Convertible Preferred Stock held directly by PCA Holdings and 22,252,000 shares of common stock issuable upon the exercise of warrants held directly by PCA Holdings Pegasus LLC is the managing member of PCA Holdings. Each of the Pegasus Entities and Mr. Cogut disclaims beneficial ownership of any of the securities held by LED Holdings LLC, LSGC Holdings LLC, LSGC Holdings II LLC and PCA Holdings and this disclosure shall not be deemed an admission that any of Pegasus IV, Pegasus Investors, Pegasus GP, Pegasus LLC or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose.

Furthermore, Mr. Cogut may be deemed to indirectly own the 5,000,000 shares of common stock issuable upon the exercise of warrants held by Pegasus Capital Partners IV, LP (“PCP IV”) and the 5,000,000 shares of Common Stock issuable upon the exercise of warrants held by Pegasus Capital Partners V, LP (“PCP V”). Pegasus GP is the general partner of PCP IV and Pegasus Investors V (GP), LLC (“Pegasus V GP”) is the general partner of PCP V. Pegasus V GP is wholly owned by Pegasus Capital LLC. Each of Pegasus GP, Pegasus V GP and Mr. Cogut disclaims beneficial ownership of any of the securities held by PCP IV and PCP V and this disclosure shall not be deemed an admission that Pegasus GP, Pegasus V GP or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose. Additionally, Mr. Cogut may be deemed to indirectly own 602,982 shares of Common Stock that represent payment of director fees paid by us to Pegasus Capital Advisors IV, L.P. (“Pegasus Capital IV”). Pegasus Capital Advisors IV GP, LLC (“Pegasus Capital IV GP”) is the general partner of Pegasus Capital IV and Mr. Cogut is the sole owner and managing member of Pegasus Capital IV GP. Mr. Cogut disclaims beneficial ownership of the securities held by Pegasus Capital IV, and this disclosure shall not be deemed an admission that Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) or for any other purpose.
(14)	Includes 323,868 shares of common stock issued to The Bristol Company. Additionally, includes 24,000 and 6,250 shares of common stock issuable to Mr. Harkleroad and The Bristol Company, respectively, upon exercise of stock options issued under the Equity Plan. Mr. Harkleroad is the sole shareholder of The Bristol Company and may be deemed the beneficial owner of the shares held by The Bristol Company.
(15)	Mr. Philips joined our Board on February 13, 2014.
(16)	Mr. Rosenbaum joined our Board on February 3, 2014.
(17)	Includes 120,000 shares of common stock held by trusts for which Mr. Wagner may be deemed the beneficial owner and 27,068 shares of common stock issuable to Mr. Wagner upon exercise of stock options issued under the Equity Plan. Also includes 7,001,053 shares of common stock issuable upon conversion of shares of Series I Convertible Preferred Stock held by Mr. Wagner.
(18)	LSGC Holdings LLC may be deemed to indirectly beneficially own 20,972,496 shares of common stock held directly by LED Holdings LLC.
(19)	PP IV (AIV) and PP IV may be deemed to indirectly beneficially own the 20,972,496 shares of common stock held by LED Holdings and the 133,117,333 shares of common stock held by LSGC Holdings due to their respective membership interests in LSGC Holdings.
(20)	The principal address and principal office of RW LSG Holdings LLC (“RW Holdings”), RW LSG Management Holdings LLC (“RW Management”) and Riverwood Capital Management (“Riverwood CM”) is c/o Riverwood Capital Partners L.P., 70 Willow Road, Suite 100, Menlo Park, CA 94304.
(21)	Riverwood Capital Partners L.P. (“RCP”) is the sole managing member of RW Holdings. Riverwood Capital L.P. (“RCLP”) is the sole general partner of Riverwood Capital. Riverwood Capital GP Ltd. (“RC Ltd.”) is the sole general partner of RCLP. Riverwood Capital Management L.P. (“RCM LP”) serves as investment advisor to RCP. RCM Ltd. is the sole general partner of RCM LP. As a result of these relationships, each of Riverwood Capital, RCLP, RC Ltd. and RCM Ltd. may be deemed to beneficially own any shares of common stock deemed to be beneficially held by RW Holdings. Additionally, RCM LP is the sole managing member of RW Management. Riverwood Capital Management Ltd. (“RCM Ltd.”) is the sole general partner of RCM LP. As a result of such relationships, each of RCM LP and RCM Ltd. may be deemed to beneficially own any shares of common stock that may be deemed to be beneficially owned by RW Management. By virtue of the foregoing, the Riverwood CM may be deemed to beneficially own the 42,105,263 shares of common stock issuable upon conversion of shares of Series H Convertible Preferred Stock, 5,530,526 shares of common stock issuable upon conversion of shares of Series J Convertible Preferred Stock and 13,923,100 shares of common stock issuable upon exercise of warrants held directly by RW Holdings.
(22)	Consists of 554,221 shares of common stock granted to RW Management as compensation for Nicholas Brathwaite and Thomas Smach’s service on the Board during 2012 and 2013.
(23)	The principal address and principal office of each of Cleantech Europe II (A) LP (“Cleantech A”), Cleantech Europe II (B) LP (“Cleantech B”), Cleantech GP II Ltd. (“Cleantech GP”), Zouk Capital LLP (“ZCL”) and Zouk Ventures Ltd. (“ZVL”) is 100 Brompton Road, London, SW3 1ER, United Kingdom. The principal address and principal office of Zouk Holdings Ltd. (“ZHL”) is c/o State Street Global Services, 22 Greenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.

(24)	Represents 21,960,000 shares of common stock issuable upon conversion of shares of Series H Convertible Preferred Stock, 2,303,158 of common stock issuable upon conversion of shares of Series J Convertible Preferred Stock and 5,798,200 shares of Common Stock issuable upon the exercise of Series J Warrants held directly by Cleantech A.
(25)	Represents 21,960,000 and 3,829,474 shares of common stock issuable upon conversion of shares of Series H Convertible Preferred Stock held directly by Cleantech A and Cleantech B, respectively, 2,303,158 and 402.105 shares of common stock issuable upon conversion of shares of Series J Convertible Preferred Stock held directly by Cleantech A and Cleantech B, respectively and 5,798,200 and 1,012,300 shares of common stock issuable upon the exercise of Series J Warrants held directly by Cleantech A and Cleantech B, respectively. Cleantech GP is the general partner of Cleantech A and Cleantech B. ZCL provides certain monitoring, advisory and consulting services to Cleantech A and Cleantech B. ZVL is the majority partner of Cleantech GP and ZCL. As a result of these relationships, each of Cleantech GP, ZCL and ZVL may be deemed to beneficially own any shares of common stock that may be deemed to be beneficially owned by Cleantech A and Cleantech B.
(26)	Represents 230,901 shares of common stock issued to ZHL as compensation for Samer Salty’s service on the board of directors during 2012 and 2013. For United Kingdom regulatory reasons, ZHL has been designated as the entity to receive all director fees payable by us in respect of Mr. Salty’s service on our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Parent company

LSGC Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. As of March 25, 2014, LSGC Holdings directly owned 154,089,829 shares of our common stock and indirectly owned an additional 20,972,496 shares of our common stock by virtue of its voting and dispositive control over shares held by its affiliate, LED Holdings. LSGC Holdings and LED Holdings are affiliates of Pegasus IV and Pegasus Capital, and they collectively hold approximately 84.2% of our common stock as of March 25, 2014 (calculated in accordance with Rule 13d-3 of the Exchange Act) Act), including 16,396,842 and 19,280,000 shares of common stock issuable upon conversion of shares of Series I Preferred Stock and 20,691,579 and 8,947,368 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by Holdings II and PCA Holdings, respectively.

Related Party Transaction Policy

Our Board has adopted a written policy with respect to the review, approval or ratification of related party transactions. The policy generally defines a related party transaction as a transaction or series of related transactions or any material amendment to any such transaction of $120,000 or more involving the Company and any executive officer of the Company, any director or director nominee of the Company, persons owning 5% or more of our outstanding stock at the time of the transaction, any immediate family member of any of the foregoing persons, or any entity that is owned or controlled by any of the foregoing persons or in which any such person serves as an executive officer or general partner or, together with all of the foregoing persons, owns 10% or more of the equity interests thereof.

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

In addition to the above policy, because we have entered into a number of transactions with affiliates of Pegasus Capital, our board of directors established a Committee of Independent Directors, or the Independent Committee, in December 2008 to consider the approval of, and to make recommendations to the board of directors or any committee thereof regarding, any related-party transactions from time to time between us and Pegasus Capital or its affiliates, our executive officers and/or our directors. On June 8, 2012, our Board adopted a charter for the

Committee of Independent Directors in order to expand its authority to negotiate and approve or reject related party transactions between the Company and (i) Pegasus Capital, (ii) our executive officers, (iii) our directors, or (iv) any other person or entity that may be deemed an affiliate or related party.

During 2013 and through February 7, 2014, the committee of independent directors consisted of Messrs. Harkleroad den Daas and Wagner. On February 7, 2014, Mr. den Daas resigned from the Board. Other than our entrance into the Riverwood Subscription Agreement and the Riverwood Support Services Agreement (defined below) and issuance of the Original Riverwood Warrant (defined below), each of the transactions set forth below were reviewed and approved by the Committee of Independent Directors

The Riverwood Offering

On May 25, 2012, we entered into the Subscription Agreement with Riverwood Holdings and certain other purchasers identified on the signature pages thereto (the “Riverwood Subscription Agreement”) pursuant to which we issued an aggregate of 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 per share (the “Riverwood Offering”). We raised gross proceeds of approximately $67.1 million in the Riverwood Offering. In connection with the Riverwood Offering, we paid approximately $750,000 to Riverwood Holdings as reimbursement of its transaction expenses.

The Certificates of Designation, among other things, currently provide Riverwood and Pegasus Capital and its affiliates, respectively, with the right to designate the number of directors to our Board equal to the greater of (a) two (2) directors and (b) product obtained by multiplying (1) the total number of directors that constitute the whole Board by (2) the applicable primary investor’s pro rata share of our outstanding shares of common stock and securities exercisable, convertible or exchangeable into or for shares of common stock for so long as Riverwood or Pegasus Capital (as applicable) or their respective affiliates continue to beneficially own at least 2,500 shares of Series H Preferred Stock or Series I Preferred Stock, respectively. As of March 25, 2014, Pegasus and Riverwood had the right to appoint five and two directors, respectively. For an additional description of additional terms found in the Certificates of Designation, please see the section entitled “Description of capital stock–Preferred stock” below.

Series J Preferred Offering

On September 11, 2013, we entered into a Preferred Stock Subscription Agreement (the “Series J Subscription Agreement”) with Riverwood Holdings, PCA Holdings and Holdings II pursuant to which we issued an aggregate of 17,394 shares of Series J Preferred Stock and raised gross proceeds of approximately $17.4 million (the “Series J Offering”). We issued 12,500 shares of Series J Preferred Stock to Holdings II, 2,500 shares of Series J Preferred Stock to PCA Holdings and 2,394 shares of Series J Preferred Stock Riverwood Holdings.

Pursuant to the Series J Subscription Agreement, Pegasus agreed to purchase the number of shares of Series J Preferred Stock equal to 20,000 minus the aggregate number of shares of Series J Preferred Stock issued in the Series J Offering and the offering to the then current holders of shares of Series H Preferred Stock and Series I Preferred Stock of the preemptive right to purchase a pro-rata share of the shares of Series J Preferred Stock issued in the Series J Offering (the “Pegasus Series J Commitment”).

The Series J Subscription Agreement also provided Riverwood Holdings, PCA Holdings and Holdings II with the right to exchange all or any part of the Series J Preferred Stock held by such purchaser for securities issued in connection with certain subsequent offerings of the Company’s debt or equity securities (a “Qualified Follow-On”).

Amendments to Certificates of Designation and Preferred Stock Subscription Agreements

On the September 11, 2013, and in connection with the Series J Offering, Riverwood Holdings, Holdings II, PCA Holdings and certain holders of shares of Series H Preferred Stock and Series I Preferred Stock agreed to make certain amendments to the agreements entered into in connection with the purchase of (i) the shares of Series H Preferred Stock and Series I Preferred Stock and (ii) the Company’s previously issued shares of Series F Preferred Stock and Series G Preferred Stock, which were subsequently converted into shares of Series H Preferred Stock and Series I Preferred Stock (collectively, the “Preferred Stock Subscription Agreements”).

The amendments to the Preferred Stock Subscription Agreements include the termination of the right of the holders to seek indemnification from the Company for certain breaches of the representations and warranties contained in the Preferred Stock Subscription Agreements.

Follow-On Offering

On January 3, 2014, we entered into separate Series J Subscription Agreements (the “Follow-On Subscription Agreements”) with each of (i) Holdings II; (ii) PCA Holdings; (iii) Riverwood Holdings; and (iv) Cleantech A and Cleantech B pursuant to which we issued units of our securities (the “Series J Securities”) at a purchase price of $1,000 per Series J Security (the “Follow-On Offering”). Each Series J Security consists of (A) one share of Series J Preferred Stock and (B) a warrant to purchase 2,650 shares of common stock at an exercise price of $0.001 per share (the “Series J Warrants”).

Pursuant to the Follow-on Subscription Agreements, on January 3, 2014 we issued 2,000 Series J Securities to PCA Holdings, 6,000 Series J Securities to Holdings II and 2,860 Series J Securities to Riverwood Holdings. On January 9, 2014, we issued 2,188 Series J Securities to Cleantech A and 382 Series J Securities to Cleantech B. On January 14, 2014, we issued 4,000 Series J Securities to PCA Holdings. We issued an aggregate of 17,430 Series J Securities for aggregate gross proceeds of $17,430,000 in connection with the Follow-On Offering.

The Follow-On Offering was deemed a Qualified Follow-On as such term is used and defined in the Series J Certificate of Designation and the Series J Subscription Agreements. In addition, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock as of immediately prior to the sale of Series J Securities pursuant to the Follow-on Subscription Agreement, and because each elected to exchange all of their shares of Series J Preferred Stock for Series J Securities, all of the holders of Series J Preferred Stock were required to exchange all of their shares of Series J Preferred Stock for Series J Securities.

Transactions with affiliates of Riverwood

Riverwood Support Services Agreement

On May 25, 2012, in connection with the Riverwood Offering, we entered into a Support Services Agreement with Riverwood Holdings and Riverwood Management (the “Riverwood Services Agreement”), pursuant to which we agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services to be provided by Riverwood Management during such periods. The Riverwood Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Riverwood Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof), (iii) such date that we and Riverwood may mutually agree in writing, (iv) a “change of control” or (v) a “QPO” (as such terms are defined in the Riverwood Services Agreement). During 2012, we paid Riverwood Holdings a total of $70,000 pursuant to the Riverwood Services Agreement. On September 25, 2012, Pegasus, Riverwood, Zouk and Portman entered into a Fee Waiver Letter Agreement pursuant to which the parties agreed to suspend payment of the fees payable in connection with their respective support services or other agreements between the Company and such parties until revoked by their unanimous written consent. Since September 25, 2012, we have not made any additional payments to Riverwood pursuant to the Riverwood Services Agreement.

Riverwood Warrant

In connection with the Riverwood Offering, we issued a warrant (the “Original Riverwood Warrant”) to Riverwood Management on May 25, 2012. The Original Riverwood Warrant represented the right to purchase 18,092,511 shares of common stock at an exercise price determined at the date of exercise pursuant to a formula as described therein.

In satisfaction of certain obligations of Riverwood Management, on June 15, 2012, Riverwood Management assigned a portion of the Original Riverwood Warrant to certain third parties. To effect such partial assignment, the Original Riverwood Warrant was cancelled and we issued (i) Riverwood Management a new warrant representing the right to purchase 12,664,760 shares of common stock (the “New Riverwood Warrant”) and (ii) such third parties warrants to purchase, in the aggregate, 5,427,751 shares of common stock (collectively, the “Transfer Warrants”). The terms of the New Riverwood Warrant and the Transfer Warrants are substantially the same as those of the Original Riverwood Warrant, except that the exercise price for such New Riverwood Warrant is determined pursuant to a revised formula as described in more detail therein.

Transactions with affiliates of Pegasus Capital

January 2011 Private Placement

On January 26, 2011, we raised $18.0 million in a private placement pursuant to which we issued 5,454,545 shares of common stock to Pegasus Partners IV, Michael Kempner, Leon Wagner, certain other operating advisors of Pegasus Capital and certain trusts affiliated with, and business associates of, Mr. Wagner. The purchase price of the shares of common stock represents a discount of less than 3% of the closing price of our common stock on the date our Committee of Independent Directors approved the private placement. Of the shares purchased in this private placement, Pegasus Partners IV and two of its operating advisors purchased an aggregate of 3,167,333 shares of common stock for a purchase price of $10,452,200. Michael Kempner, who is also an operating advisor of Pegasus Capital and a director of the company, and Leon Wagner, a director of the company, also purchased 60,606 and 634,394 shares of common stock, respectively, for a purchase price of $200,000 and $2,093,500, respectively, in the private placement.

Warrant Exchange

On February 4, 2011, we entered into an Exchange Agreement with LSGC Holdings pursuant to which we issued 54,500,000 shares of common stock in exchange for its: (i) Series D Warrant to purchase 60,758,777 shares of common stock and (ii) warrant to purchase 942,857 shares of common stock, which was originally issued to Pegasus IV on July 25, 2008.

Assignment Agreement and Private Placement

On April 22, 2011, we entered into an Assignment Agreement with Holdings II pursuant to which we sold all of our rights, title and interests in the expected proceeds from a key-man life insurance policy on Zachary Gibler, our former Chairman and Chief Executive Officer. We received $6.5 million from Holdings II in conjunction with the sale of these expected proceeds. In connection with the Assignment Agreement, we recognized interest expense of $43,000.

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

The subscription agreement also provided PCA Holdings with the right to exchange, and to require any other purchaser of Series F Units to exchange, its Series F Units for any subsequent security we issued (other than issuances pursuant to our equity-based compensation plans) which PCA Holdings, in its sole discretion, determined were more favorable than the Series F Units. Upon the occurrence of any such exchange, all outstanding rights to purchase Series F Units pursuant to the Unit Purchase Option would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities. On December 1, 2011, PCA Holdings determined that our newly designated Series G Units, each such unit consisting of (i) one share of our Series G Preferred Stock and (ii) 83 shares of our common stock (the “Series G Units”), were more favorable than the Series F Units and exercised its right to exchange its Series F Units, and require Mr. Wagner to exchange his Series F Units, for Series G Units. In connection with the offering of Series F Units we agreed to pay up to $80,000 of legal fees incurred by PCA Holdings and Pegasus IV.

Series G Preferred Offering

On December 1, 2011, we entered into the Series G Unit Subscription Agreement with PCA Holdings, Pegasus IV and certain other investors as identified therein, pursuant to which we issued an aggregate of 6,458 Series G Units to Holdings II for total proceeds of approximately $6.5 million. Additionally, as noted above, the outstanding shares of Series F Preferred Stock held by PCA Holdings and Mr. Wagner were converted in to shares of Series G Preferred Stock. On February 24, 2012, April 12, 2012 and May 2, 2012, respectively, we issued an additional 2,000, 1,000 and 2,000 Series G Units to Mr. Wagner for total proceeds of $5.0 million. On each of March 20, March 28, 2012 and May 18, 2012, we issued 2,000 Series G Units, respectively, to PCA Holdings for total proceeds of $6.0 million. On April 13, 2012, the company issued 2,000 Series G Units to Holdings II for total proceeds of $2.0 million. In connection with the Riverwood Offering, all of the outstanding shares of Series G Preferred Stock were exchanged into shares of Series H Preferred Stock or Series I Preferred Stock, as discussed in more detail below.

The Rollover Offering

The consummation of the Riverwood Offering, and the issuance of the Preferred Shares in connection therewith, constituted a subsequent transaction (as such term is defined in the Certificate of Designation governing the Series G Preferred Stock (the “Series G Certificate of Designation”)). As a result, PCA Holdings, Holdings II, Mr. Wagner and the other holders of Series G Preferred Stock (collectively, the “Series G Investors”) were entitled to elect to convert all or less than all of their shares of Series G Preferred Stock into a number of shares of Series H Preferred Stock or Series I Preferred Stock equal to the aggregate liquidation value (as defined in the Series G Certificate of Designation) of the outstanding shares of Series G Preferred Stock held by such Series G Investor (the “Rollover Offering”).

Pursuant to the Rollover Offering, each of PCA Holdings and Holdings II agreed to cause all 17,650 and 14,958 of their shares of Series G Preferred Stock, respectively, to be converted into 18,314 and 15,575 shares of Series I Preferred Stock, Mr. Wagner elected to convert all 6,500 of his shares of Series G Preferred Stock into 6,649 shares of Series I Preferred Stock. In total, we issued a total of 4,346 shares of Series H Preferred Stock and 50,001 shares of Series I Preferred Stock to the Series G Investors pursuant to the Rollover Offering. In connection with the Rollover Offering, we recognized interest expense of $294,000 during the second quarter of 2012.

2010 Support Services Agreement

Effective June 23, 2010, we entered into a support services agreement with Pegasus Capital (the “2010 Services Agreement”) pursuant to which paid Pegasus Capital $750,000 as reimbursement for prior financial, strategic planning, monitoring and other related services previously provided by Pegasus Capital. In addition, we agreed to pay $187,500 until October 15, 2011, and then $125,000 for each of the calendar quarter in exchange for these support services during such periods. The 2010 Services Agreement expired on June 30, 2012. During the year ended December 31, 2011 and through September 24, 2012, we incurred a total of $875,000 in management fees pursuant to the 2010 Services Agreement.

2012 Support Services Agreement

On May 25, 2012, we entered into a new Support Services Agreement with Pegasus Capital (the “2012 Services Agreement”), pursuant to which we agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Services Agreement expires upon the earlier of: (i) June 30, 2017, (ii) a change of control or (iii) a “QPO” (as such terms are defined in the 2012 Services Agreement). During the first 30 days of any calendar quarter, we have the right to terminate the 2012 Services Agreement, effective immediately upon written notice to Pegasus Capital. We have not yet paid any management fees pursuant to the 2012 Services Agreement.

Exchange and Redemption Agreement

On January 17, 2012, we issued 5,000 Series G Units to Continental for total proceeds of $5.0 million. As partial consideration for Continental’s purchase of the Series G Units, LSGC Holdings agreed to certain amendments to the terms of the senior preferred membership interests in LSGC Holdings held by Continental. In addition, LSGC Holdings was obligated to redeem the preferred membership interests if we (i) incur aggregate indebtedness that exceeds (a) the indebtedness permitted under our working capital facility, not to exceed $75.0 million in total credit thereunder and (b) such additional unsecured indebtedness that when aggregated with such working capital facility, if any, exceed 300% of our earnings before interest, taxes, depreciation and amortization for the last 12 months or (ii) issue outstanding preferred equity securities having an original principal amount of over $80.0 million in the aggregate. On January 17, 2012, in consideration for LSGC Holdings’ agreement to amend the terms of the preferred membership interests held by Continental, we entered into the LSGC Letter Agreement, pursuant to which we agreed to indemnify LSGC Holdings and its affiliates for any and all losses or damages as a result of any breach, or redemption obligation arising in connection with, the preferred membership interests held by Continental arising out of or relating to our incurrence of indebtedness in excess of the applicable cap or our issuance of preferred equity securities in excess of the applicable cap. Additionally, in the event that we would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of common stock to us less any shares of common stock previously distributed by LSGC Holdings to Continental. Pursuant to the LSGC Letter Agreement, we also agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to certain of our private placements during the fourth quarter of 2011 and first quarter of 2012.

Following consummation of the Riverwood Offering, the amount of preferred equity we had issued exceeded $80.0 million, and, as a result, LSGC Holdings was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental (the “Class C Interests”) pursuant to the letter agreement between such parties. On May 25, 2012, we entered into the Exchange Agreement with LSGC Holdings and Continental to, among other things, facilitate the redemption of the Class C Interests and common stock held by Continental and LSGC Holdings, respectively, and the indemnification payments to be made in accordance with the LSGC Letter Agreement. Pursuant to the Exchange Agreement, (a) we made an indemnification payment directly to Continental in the amount of $16.2 million, representing the cost to redeem the Class C Interests, consisting of: (i) a cash payment of $10.2 million, and (ii) in lieu of an additional $6.0 million in cash, 6,000 shares of Series I Preferred Stock, deliverable within 20 days following the date of the Exchange Agreement; (b) Continental surrendered all of the Class C Interests to LSGC Holdings; and (c) LSGC Holdings surrendered a total of 2,505,000 shares of common stock to us.

Commitment Agreement

On May 25, 2012, in conjunction with the Riverwood Offering, we entered into the Commitment Agreement with certain affiliates of Pegasus Capital. Pursuant to the Commitment Agreement, the affiliates of Pegasus Capital and certain permitted assignees may purchase an aggregate of 21,131 shares of the company’s Series H Preferred Stock or Series I Preferred Stock for $1,000.00 per share, and such affiliates have committed to purchase any of such shares that have not been purchased on the four-month anniversary of the Commitment Agreement. This commitment was satisfied by the September 2012 Preferred Offering discussed below.

Pegasus Warrant

As compensation for the advisory services provided by Pegasus, on September 11, 2013, we issued a warrant to Holdings II (the “Pegasus Warrant”) to purchase 10,000,000 shares of our common stock at an exercise price to be determined at the time of exercise pursuant to a formula as described therein. The Pegasus Warrant also provides for certain anti-dilution adjustments and, if unexercised, expires on May 25, 2022.

November Series J

On November 19, 2013, we entered into a Preferred Stock Subscription Agreement with Holdings II pursuant to which we issued 1,157 shares of Series J Preferred Stock at a price of $1,000 per share and total consideration of $1,157,000. The purchase of the shares of Series J Preferred Stock by Holdings II satisfies the Pegasus Series J Commitment.

Transactions with Affiliates of Zouk

September 2012 Preferred Offering

On September 25, 2012, we entered into the September 2012 Subscription Agreements with each of (i) Portman and (ii) Zouk, pursuant to which we issued an aggregate of 49,000 shares of Series H Preferred Stock at a price of $1,000 per Preferred Share and raised gross proceeds of approximately $49.0 million. Zouk purchased an aggregate of 24,500 shares of Series H Preferred Stock pursuant to the 2012 Subscription Agreements for aggregate proceeds of $24.5 million. In conjunction with the September 2012 Preferred Offering, we issued to each of Portman and Zouk warrants (the “September 2012 Warrants”) to purchase 4,000,000 common stock, respectively.

Zouk Support Services Agreement

In connection with the September 2012 Preferred Offering, we entered into a Support Services Agreement (the “Zouk Services Agreement”) with Zouk, pursuant to which the Company agreed to pay Zouk $100,000 each calendar quarter beginning with the quarter ended September 30, 2012, in exchange for certain support services during such periods. The Zouk Support Services Agreement expires upon the earlier of: (i) September 25, 2022; (ii) such date that Zouk and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the September 2012 Preferred Offering, on an as-converted basis; (iii) such date that the Company and Zouk may mutually agree in writing; (iv) a Change of Control and (v) a “QPO” (as such terms are defined in the Zouk Services Agreement).

On September 25, 2012 and in connection with the September 2012 Preferred Offering each of Pegasus Capital, Riverwood, Portman and Zouk entered into a Fee Waiver Letter Agreement, pursuant to which the parties agreed to suspend payment of the fees payable in connection with their respective Support Services or other agreements, including the Zouk Services Agreement, between the Company and such parties until revoked by their unanimous written consent.

Relationship with T&M Protection Resources

During 2013 and through March 25, 2014, we incurred security fees of $15,000 for security services provided by T&M Protection Resources, a security company affiliated with Pegasus Capital, primarily for our facility in Monterrey, Mexico.

Director Independence

Although Lighting Science Group is not currently listed on the NASDAQ Stock Market or any other exchange, we rely on the definition of independence established by NASDAQ rules. Under the NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. During 2013, our Board determined that Karel (Kaj) den Daas, who served on our board from May 25, 2012 until his resignation on February 7, 2014 and each of Messrs. Wagner and Harkleroad were “independent directors,” as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Because LSGC Holdings holds more than 50% of the voting power for the election of our directors, we would qualify as a “controlled company” under the NASDAQ Marketplace Rules. As a controlled company, exemptions under the NASDAQ Marketplace Rules provide relief from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our Board consists of “independent directors,” as defined under the NASDAQ Marketplace Rules; and

•	that our Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These exemptions do not modify the independence requirements for our Audit Committee, and we would be required to comply with the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the NASDAQ Marketplace Rules within the applicable time frame in the event that we become listed on a NASDAQ exchange.

Item 14. Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by KPMG LLP for professional services rendered in 2013 and 2012:

	2013	2012

Audit Fees	$750,000	$897,404
Audit-Related Fees	81,000	78,866
Tax Fees	28,000	18,000

Total Fees	$859,000	$1,002,000

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

All of the services rendered by KPMG LLP in 2013 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2013 and 2012, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011 and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

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

LIGHTING SCIENCE GROUP CORPORATION

March 31, 2014	By:	/S/ RICHARD H. DAVIS, JR.
Richard H. Davis, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ THOMAS C. SHIELDS
Thomas C. Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/S/ RICHARD H. DAVIS, JR. Richard H. Davis, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/S/ THOMAS C. SHIELDS Thomas C. Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/S/ CRAIG COGUT Craig Cogut	Chairman of the Board	March 31, 2014

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Director	March 31, 2014

/S/ WARNER PHILIPS Warner Philips	Director	March 31, 2014

/S/ JONATHAN ROSENBAUM Jonathan Rosenbaum	Director	March 31, 2014

/S/ STEVEN WACASTER Steven Wacaster	Director	March 31, 2014

/S/ LEON WAGNER Leon Wagner	Director	March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

March 31, 2014

Certified Public Accountants

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,195,412	$15,834,077
Restricted cash	5,000,000	5,000,000
Accounts receivable, net	7,771,623	13,130,387
Inventories, net	19,061,119	28,981,444
Prepaid expenses	1,900,025	2,457,033
Other current assets	358,740	683,842

Total current assets	45,286,919	66,086,783

Property and equipment, net	6,498,605	16,543,113
Intangible assets, net	1,850,411	864,410
Pegasus Commitment	1,407,335	1,360,000
Other long-term assets	253,856	739,480

Total assets	$55,297,126	$85,593,786

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$40,211,429	$1,501,724
Current portion of long-term debt	4,998	4,087
Accounts payable	15,980,466	14,791,213
Provision for losses on non-cancelable purchase commitments	1,629,806	5,678,992
Accrued expenses	7,180,108	6,754,946

Total current liabilities	65,006,807	28,730,962

Long-term debt, less current portion	8,460	14,321
Riverwood Warrants liability	5,002,664	7,960,705
September 2012 Warrants liability	1,407,335	1,360,000
Pegasus Warrant liability	2,765,047	—

Total other liabilities	9,183,506	9,335,026

Total liabilities	74,190,313	38,065,988

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 and 113,643 shares issued and outstanding as of December 31, 2013 and 2012, respectively	227,220,149	227,288,549
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of both December 31, 2013 and 2012	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 50,000 shares, 20,000 and 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively	40,000,000	—

	391,956,776	352,025,176

Commitments and contingencies
Stockholders’ deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 20,000 shares of Series J issued and outstanding as of December 31, 2013 and 113,643 shares of Series H, 62,365 shares of Series I and 0 of Series J issued and outstanding as of December 31, 2012

Common stock, $.001 par value, authorized 475,000,000 shares, 210,349,168 and 208,063,486 shares issued as of December 31, 2013 and 2012, respectively	210,349	208,063
Additional paid-in capital	331,199,891	347,686,258
Accumulated deficit	(734,733,900)	(644,916,568)
Accumulated other comprehensive loss	(3,768,803)	(3,717,631)
Treasury stock, 2,505,000 shares as of December 31, 2013 and 2012, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(410,849,963)	(304,497,378)

Total liabilities and stockholders’ deficit	$55,297,126	$85,593,786

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$83,221,557	$127,111,351	$108,981,588
Cost of goods sold (exclusive of depreciation shown below)	98,043,280	146,902,807	129,187,145

Gross deficit	(14,821,723)	(19,791,456)	(20,205,557)

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $2.2 million, $1.8 million and $1.7 million for 2013, 2012 and 2011, respectively)	51,395,936	60,928,462	52,817,425
Research and development	10,338,799	10,071,839	10,670,455
Write-off of deferred offering costs	—	—	1,269,318
Restructuring expenses	4,657,497	6,212,936	598,037
Impairment of goodwill and other long-lived assets	—	379,537	4,121,349
Depreciation and amortization	8,722,030	8,411,187	4,895,742

Total operating expenses	75,114,262	86,003,961	74,372,326

Loss from operations	(89,935,985)	(105,795,417)	(94,577,883)

Other income (expense):
Interest income	4,749	5,458	153,539
Interest expense	(4,026,560)	(4,646,628)	(2,016,388)
Related party interest expense	—	(250,000)	(43,200)
Decrease in fair value of liabilities under derivative contracts	3,892,994	8,503,480	—
Dividends on preferred stock	—	(1,799,392)	(237,824)
Accretion of preferred stock	—	(7,523,459)	(239,408)
Other income, net	247,470	165,549	6,526,596

Total other (expense) income	118,653	(5,544,992)	4,143,315

Loss before income tax expense	(89,817,332)	(111,340,409)	(90,434,568)
Income tax expense	—	—	—

Net loss	(89,817,332)	(111,340,409)	(90,434,568)
Foreign currency translation loss	(51,172)	(69,734)	(89,486)

Comprehensive loss	$(89,868,504)	$(111,410,143)	$(90,524,054)

Basic and diluted net loss per weighted average common share	$—	$—	$(0.48)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.55)	$(1.47)	$—

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.55)	$(1.92)	$—

Basic and diluted weighted average number of common shares outstanding	—	—	189,671,299

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,662,220	171,336,891	—

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	35,070,340	33,642,080	—

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Treasury Stock	Total
Balance December 31, 2010	125,595,418	$125,595	$471,255,918	$(443,141,591)	$(3,558,411)	$—	$24,681,511
Issuance of common stock for directors’ compensation	286,365	286	944,715	—	—	—	945,001
Stock based compensation expense	—	—	3,675,353	—	—	—	3,675,353
Stock issued under equity compensation plans	2,380,556	2,381	1,362,247	—	—	—	1,364,628
Issuance of common stock in connection with private placements, net of $1.8 million issuance costs	15,779,527	15,780	57,500,651	—	—	—	57,516,431
Issuance of common stock for conversion of debt	1,635,800	1,636	6,541,564	—	—	—	6,543,200
Issuance of common stock in exchange for outstanding warrants	56,306,580	56,306	(56,306)	—	—	—	—
Issuance of common stock in connection with Series F and G Units	2,830,964	2,831	5,898,698	—	—	—	5,901,529
Warrant issued to a customer	—	—	2,480,900	—	—	—	2,480,900
Net loss	—	—	—	(90,434,568)	—	—	(90,434,568)
Foreign currency translation adjustment	—	—	—	—	(89,486)	—	(89,486)

Balance December 31, 2011	204,815,210	$204,815	$549,603,740	$(533,576,159)	$(3,647,897)	$—	$12,584,499
Issuance of restricted stock and options for directors’ compensation	658,657	659	1,562,860	—	—	—	1,563,519
Stock based compensation expense	—	—	6,947,960	—	—	—	6,947,960
Stock issued under equity compensation plans	125,280	124	893,803	—	—	—	893,927
Warrant issued to a customer	—	—	458,162	—	—	—	458,162
Issuance of common stock in connection with Series G Units	1,514,750	1,515	1,903,169	—	—	—	1,904,684
Issuance of Repurchase Obligation	—	—	(12,100,000)	—	—	—	(12,100,000)
Change in fair value of Repurchase Obligation	—	—	(388,175)	—	—	—	(388,175)
Receipt of treasury stock	—	—	—	—	—	(3,757,500)	(3,757,500)
Deemed dividends on Series H and I Redeemable Convertible Preferred Stock (including a beneficial conversion feature of $34.6 million)	—	—	(203,610,872)				(203,610,872)
Pegasus Commitment	—	—	1,600,000	—	—	—	1,600,000
Issuance of common stock in exchange for outstanding Series H Preferred	346,000	346	816,215	—	—	—	816,561
Issuance of common stock in exchange for outstanding warrants	603,589	604	(604)	—	—	—	—
Net loss	—	—	—	(111,340,409)	—	—	(111,340,409)
Foreign currency translation adjustment	—	—	—	—	(69,734)	—	(69,734)

Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(644,916,568)	$(3,717,631)	$(3,757,500)	$(304,497,378)
Issuance of restricted stock and options for directors’ compensation	1,854,507	1,854	743,756	—	—	—	745,610
Stock based compensation expense	—	—	7,021,503	—	—	—	7,021,503
Stock issued under equity compensation plans	395,175	396	38,602	—	—	—	38,998
Deemed dividends on Series H and J Redeemable Convertible Preferred Stock	—	—	(24,358,592)	—	—	—	(24,358,592)
Issuance of common stock in exchange for outstanding Series H Preferred	36,000	36	68,364	—	—	—	68,400
Net loss	—	—	—	(89,817,332)	—	—	(89,817,332)
Foreign currency translation adjustment	—	—	—	—	(51,172)	—	(51,172)

Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(89,817,332)	$(111,340,409)	$(90,434,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,722,030	8,411,187	4,895,742
Impairment of goodwill and other long-lived assets	—	379,537	4,121,349
Impairment of plant and equipment	2,420,132	1,698,356	—
Issuance of restricted stock and stock options for directors’ compensation	745,610	1,563,519	945,001
Stock based compensation expense	7,021,503	6,947,959	3,675,353
Accretion of preferred stock redemption value	—	7,523,459	239,408
Non-cash sales incentive	—	458,162	2,480,900
Allowance for doubtful accounts receivable	245,151	577,090	2,001,614
Inventory valuation allowance	11,350,469	15,829,639	20,537,341
Provision for losses on non-cancelable purchase commitments	2,347,905	5,580,993	8,549,202
Write-off of deferred offering costs	—	—	1,269,318
Decrease in fair value of warrants	(3,892,994)	(8,503,480)	—
Dividends on preferred stock	—	1,799,392	237,824
(Gain) loss on disposal of assets	497,140	52,373	460,925
Changes in operating assets and liabilities:
Accounts receivable	5,065,780	15,264,498	(15,282,283)
Inventories	(7,294,767)	(5,654,120)	(42,335,216)
Prepaid expenses	555,549	6,701,545	(5,716,070)
Other current and long-term assets	810,726	514,865	(825,702)
Accounts payable	979,698	(14,559,603)	(10,637,915)
Accrued expenses and other liabilities	(189,675)	2,861,426	(297,394)
Unearned revenue	32,278	(40,999)	(91,011)

Net cash used in operating activities	(60,400,797)	(63,934,611)	(116,206,182)

Cash flows from investing activities:
Purchases of property and equipment	(2,118,183)	(5,895,070)	(17,568,135)
Capitalized patents	(1,026,325)	(456,874)	(217,621)
Proceeds from sale of property and equipment	565,918	36,000	81,942

Net cash used in investing activities	(2,578,590)	(6,315,944)	(17,703,814)

Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	38,709,705	(32,717,201)	34,619,866
Proceeds from long-term borrowings	—	—	25,700
Payment of short and long-term debt	(4,950)	(11,416)	(97,860)
Restricted cash related to line of credit	—	—	(5,000,000)
Proceeds from issuance of common stock under equity compensation plans	38,998	893,927	1,364,628
Proceeds from private placement of common stock	—	—	59,299,928
Redemption of 6% Convertible Preferred Stock	—	(33,830)	—
Proceeds from issuance of Series G Preferred Units	—	18,250,000	34,108,000
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	—	108,199,594	—
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	—	6,364,000	—
Proceeds from issuance of Series J Redeemable Convertible Preferred Stock	20,000,000	—
Payment in settlement of Repurchase Obligation	—	(10,245,675)	—
Placement agent commisssions on private placements	(658,592)	(7,620,413)	(1,783,497)

Net cash provided by financing activities	58,085,161	83,078,986	122,536,765

Effect of exchange rate changes on cash	255,561	(66,027)	(44,796)

Net (decrease) increase in cash	(4,638,665)	12,762,404	(11,418,027)
Cash and cash equivalents balance at beginning of period	15,834,077	3,071,673	14,489,700

Cash and cash equivalents balance at end of period	$11,195,412	$15,834,077	$3,071,673

Supplemental disclosures:
Interest paid during the period	$3,963,304	$5,038,919	$1,878,635

Non-cash investing and financing activities:
Issuance of Repurchase Obligation	$—	$12,100,000	$—

Change in fair value of Repurchase Obligation	$—	$388,175	$—

Settlement of Repurchase Obligation with issuance of Series I Redeemable
Convertible Preferred Stock	$—	$(6,000,000)	$—

Treasury stock received in settlement of Repurchase Obligation	$—	$3,757,500	$—

Deemed dividends on Series H, I and J Redeemable Convertible Preferred Stock	$(24,358,592)	$(202,105,466)	$—

Pegasus Commitment	$—	$(1,600,000)	$—

Conversion of Series H Preferred Stock to common stock	$—	$346	$—

Conversion of debt to equity	$—	$—	$6,543,200

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products both internally and through its contract manufacturers in Asia.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, intangible assets and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the respective foreign subsidiary. For the operations of Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands based subsidiary, the functional currency is the Euro, for the operations of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, the functional currency is the Mexican Peso and for the operations of Lighting Science India Private Limited (“LSIPL”), the Company’s Indian subsidiary, the functional currency is the Indian Rupee. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ (deficit) equity and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2013 and 2012, the Company had $0 and $21,000, respectively, in cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2013, the Company had $16.0 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”) the Company was required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance were reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2013 and 2012, the Company’s accounts receivable are reflected net of an allowance for doubtful accounts of $475,000 and $1.2 million, respectively.

As of December 31, 2013 and 2012, there were $6.8 million and $11.4 million, respectively of eligible accounts receivable pledged as collateral for the Company’s line of credit with Wells Fargo.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, as follows:

Estimated Useful Lives
Leasehold improvements	1-5 years
Office, furniture and equipment	2-5 years
Tooling, production and test equipment	2-4 years

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

Intangible Assets

Intangible assets include patents and patents pending. Intangible assets with estimable useful lives are amortized over their respective useful lives on a straight-line basis. Finite–lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently if events or changes in circumstance indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

Impairment of Long-lived Assets

Long lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are included in cost of goods sold. Other shipping and handling costs are included in selling, distribution and administrative expenses and totaled $3.4 million, $5.1 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred, except for prototypes that have alternative future uses.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty provision during the years ended December 31, 2013 and 2012:

Warranty provision as of December 31, 2011	$526,906
Additions to provision	2,966,313
Less warranty costs	(1,385,207)

Warranty provision as of December 31, 2012	2,108,012
Additions to provision	4,927,844
Less warranty costs	(3,803,865)

Warranty provision as of December 31, 2013	$3,231,991

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2013 and 2012, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in the income tax provision.

Advertising

Advertising costs, included in sales and marketing expenses, are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $1.3 million, $872,000 and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $734.7 million and stockholders’ deficit of $410.8 million as December 31, 2013. In addition, the Company has negative working capital of $19.7 million as of December 31, 2013. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs and purchases of production equipment and other capital investments. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo and sales of common stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. However, as detailed below, the Series H and I Preferred Offering (defined in Note 10 below) was provided primarily by parties other than Pegasus Capital and its affiliates.

As of December 31, 2013, the Company had cash and cash equivalents of $11.2 million and an additional $5.0 million in cash subject to restriction pursuant to the Wells Fargo ABL. The Wells Fargo ABL provided the Company with a borrowing capacity of up to $50.0 million, which capacity was equal to the sum of (i) 85% of its eligible accounts receivable plus up to $7.5 million of eligible inventory, less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) unrestricted cash held in a Wells Fargo deposit account (“Qualified Cash”), plus (iii) the amount of the Second Lien Letter of Credit Facility with Ares Capital Corporation (“Ares Capital”), pledged in favor of Wells Fargo (the “Ares Letter of Credit Facility”) for the benefit of the Company (collectively, the “Borrowing Base”). The Company was required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million in Qualified Cash. The Company would have been required to comply with certain specified EBITDA requirements in the event that it had less than $2.0 million available for borrowing under the Wells Fargo ABL. As of December 31, 2013, the Company had $40.2 million of outstanding borrowings under the Wells Fargo ABL and additional borrowing capacity of $4.8 million.

On February 19, 2014, the Company entered into a five-year term loan (the “Medley Term Loan”) in the amount of $30.5 million and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”) with Medley Capital Corporation (“Medley”). The Medley Delayed Draw Loan provides the Company with borrowing capacity of up to a maximum of $22.5 million, which capacity is limited by a borrowing base equal to the sum of (i) 85% of the Company’s eligible accounts receivable (ii) 60% of the Company’s eligible inventory, and (iii) qualified cash less any reserves imposed by Medley. The Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

From September 11, 2013 through November 18, 2013 , the Company issued an aggregate of 20,000 shares of its Series J Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), at a price of $1,000 per share (the “Stated Value”) for aggregate proceeds of $20.0 million (the “Initial Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement (the “Series J Subscription Agreement”) entered into between the Company, RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”), PCA Holdings and Holdings II.

The Company believes it will have sufficient capital to fund its operations for at least the next 12 months based on its current business plan and assumptions of future results. The current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company.

Between January 3, 2014 and March 7, 2014, the Company issued an aggregate of 17,475 units of its securities (the “Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $17.5 million (the “Follow-On Series J Offering”). Each Series J Security consists of (i) one share of the Company’s Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of the Company’s common stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to a preferred stock subscription agreement (the “Series J Securities Subscription Agreement”) entered into between the Company, PCA Holdings, Holdings II, Riverwood Holdings, Cleantech Europe II (A) LP (“ Cleantech A”), Cleantech Europe II (B) LP (“Cleantech B”, and together with Cleantech A, “Zouk”) and certain other accredited investors. In the Initial Series J Preferred Offering and the Following Offering, the Company issued an aggregate of 19,657 Series J Securities to Holdings II, 8,500 Series J Securities to PCA Holdings, 5,254 Series J Securities to Riverwood, 2,570 Series J Securities to Zouk and 1,494 Series J Securities to certain other accredited investors. Upon the consummation of the Follow-On Series J Offering, each of the shares of Series J Preferred Stock issued in the Initial Series J Preferred Offering were converted into Series J Securities pursuant to the terms of the Series J Subscription Agreement. In the Initial Series J Preferred Offering and the Follow-On Series J Offering, the Company issued an aggregate of 19,657 Series J Securities to Holdings II, 8,500 Series J Securities to PCA Holdings, 5,254 Series J Securities to Riverwood, 2,570 Series J Securities to Zouk and 1,494 Series J Securities to certain other accredited investors.

NOTE 4: FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at book value amounts, which approximate fair value due to the short-term maturity of these instruments.

The Company reviewed the amortizable intangible assets acquired in the acquisition of LSGBV for impairment during the year ended December 31, 2012. An impairment charge was recorded primarily due to LSGBV’s ongoing negative cash flows from operations, and as a result these intangible assets were accounted for at fair value on a non-recurring basis, using Level 3 valuation inputs and were written down to their estimated fair values of $0.

The Pegasus Warrant (as defined in Note 9 below) and the Riverwood Warrant, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 10 below) were initially recorded at fair value and are marked to fair value each quarter.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2013
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$1,407,335

Liabilities (Recurring):
Riverwood Warrants	$—	$—	$5,002,664
September 2012 Warrants	—	—	1,407,335
Pegasus Warrant	—	—	2,765,047

	$—	$—	$9,175,046

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2013:

	Total	Pegasus Commitment	Riverwood Warrants	September 2012 Warrant	Pegasus Warrant
Beginning balance, December 31, 2012	$(7,960,705)	$1,360,000	$(7,960,705)	$(1,360,000)	$—
Realized and unrealized gains (losses) included in net loss	3,892,994	47,335	2,958,041	(47,335)	934,953
Purchases, sales, issuances and settlements	(3,700,000)	—	—	—	(3,700,000)
Transfers in or out of Level 3	—	—	—	—	—

Ending balance, December 31, 2013	$(7,767,711)	$1,407,335	$(5,002,664)	$(1,407,335)	$(2,765,047)

The Company had financial assets and liabilities that were accounted for at fair value on a recurring basis during the year ended December 31, 2012 related to Series H and Series I Preferred Stock and Warrants (Note 10) using significant unobservable inputs (Level 3). All of these instruments were issued during the year ended December 31, 2012 and there were no transfers in or out of Level 3 during 2012. The unrealized loss on the Riverwood Warrants was $8.5 million for the year ended December 31, 2012. As of December 31, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	December 31, 2013	December 31, 2012
Raw materials and components	$6,868,139	$15,150,768
Work-in-process	1,599,089	1,309,447
Finished goods	10,593,891	12,521,229

Total inventory, net	$19,061,119	$28,981,444

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $693,000 and $2.0 million as of December 31, 2013 and 2012, respectively.

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded an inventory valuation allowance of $11.4 million, $15.8 million and $20.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, with the expense included in cost of goods sold. As of December 31, 2013 and December 31, 2012, inventories are stated net of inventory valuation allowances (write-downs) of $24.1 million and $25.6 million, respectively. The Company considered a number of factors in estimating the required inventory allowances, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $2.3 million, $5.6 million and $8.5 million, respectively, in provisions for losses on non-cancellable purchase commitments of which $1.6 million and $5.7 million were accrued as of December 31, 2013 and 2012, respectively, which were included in cost of goods sold in the Consolidated Statement of Operations.

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

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Leasehold improvements	$1,486,628	$1,627,933
Office furniture and equipment	1,141,314	1,255,244
Computer hardware and software	8,802,484	8,924,424
Tooling, production and test equipment	16,141,358	19,194,959
Construction-in-process	325,252	134,240

Total property and equipment	27,897,036	31,136,800
Accumulated depreciation	(21,398,431)	(14,593,687)

Total property and equipment, net	$6,498,605	$16,543,113

Depreciation related to property and equipment was $8.7 million, $8.2 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In November and December 2013, the Company performed an impairment analysis of property and equipment related to its Satellite Beach, Florida headquarters, its facility in The Netherlands, LSGBV, and its facility in India, LSIPL, in connection with the transition of a majority of the Company’s manufacturing operations to its contract manufacturers in Asia and the winding down of business in the Netherlands and India. This impairment analysis included an assessment of the proposed future use of the property and equipment and their estimated useful lives. As a result of this assessment the Company recorded an impairment charge of $2.6 million for the year ended December 31, 2013, which is included in Restructuring Expense.

In connection with the Company’s September 2012 transition of its manufacturing operations in Mexico to its contract manufacturer in Mexico, Jabil Circuit, Inc. (the “Mexico Closing”), the Company performed an impairment analysis of property and equipment related to its wholly-owned subsidiary, Lighting Science Group Mexico S. de R.L. de C.V. (“LSG Mexico”). This review included an assessment of the proposed future use of the property and equipment and their estimated useful lives. As a result of this assessment the Company recorded an impairment charge of $1.7 million for the year ended December 31, 2012, which is included in restructuring expense.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges in the third quarter of 2012, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
December 31, 2013:
Technology and intellectual property	$2,011,654	$(161,243)	$1,850,411	10.6 to 20.0 years

December 31, 2012:
Technology and intellectual property	$988,629	$(124,219)	$864,410	11.6 to 20.0 years

Total intangible amortization expense was $40,000, $203,000 and $713,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The fair value of the business related to the acquisition of LED Effects in 2007 and the associated goodwill was estimated using the income approach, which was based on the future, expected cash flows to be generated by LED Effects, discounted to their present values. During the restructuring of the Company’s California based operations, the Company closed its California location and moved the business to the Company’s Satellite Beach, Florida headquarters in October 2010. The portion of the business related to the acquisition of LED Effects incurred a significant reduction in revenue during 2011, which had an impact on the projected cash flows and estimated fair value of the reporting unit. In connection with the restructuring (see note 16) and the Company’s annual impairment test, that the Company recorded an impairment charge of $1.6 million for the year ended December 31, 2011, which resulted in a write-down of goodwill to $0.

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

The following table summarizes the total impairment charges recorded by the Company in 2012:

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

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2014	$76,021
2015	76,021
2016	76,021
2017	76,021
2018	76,021
Thereafter	1,470,306

$1,850,411

NOTE 8: LINES OF CREDIT

Wells Fargo

The Wells Fargo ABL provided the Company with borrowing capacity of up to $50.0 million, which capacity was equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) Qualified Cash, plus (iii) the amount of the Ares Letter of Credit Facility. As of December 31, 2013 and 2012, the Company had $40.2 million and $1.5 million, respectively, outstanding under the Wells Fargo ABL and additional borrowing capacity of $4.8 million and $48.5 million, respectively.

As of December 31, 2013, eligible collateral included $6.8 million of accounts receivable, $16.2 million of inventory and $11.2 million of Qualified Cash. Borrowings under the Wells Fargo ABL bore interest at one of the following two rates (at the Company’s election): (a) the sum of (1) the greater of: (x) the federal funds rate plus 0.50%, (y) the daily three month LIBOR rate plus 1.0% and (z) Wells Fargo’s prime rate; and (2) 0.75%, 1.25% or 1.75%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL; or (b) the sum of (1) the daily three month LIBOR rate; plus 3.0%, 3.5% or 4.0%, as applicable, depending on the amount available for borrowing under the facility and subject to any reserves established by Wells Fargo in accordance with the terms of the Wells Fargo ABL. The interest rate on the Wells Fargo ABL was 3.3% and 3.1% as of December 31, 2013 and 2012, respectively.

The Company was required to pay certain fees, including an unused line fee ranging from 0.375% to 1.0% of the unused portion of the facility. Outstanding loans could be prepaid without penalty or premium, except that the Company was required to pay a termination fee ranging from $250,000 to $500,000 (depending on the date of termination) if the facility was terminated by Wells Fargo during a default period.

The Wells Fargo ABL contained customary financial covenants that limited the Company’s ability to incur additional indebtedness or guarantee indebtedness of others, create liens on the Company’s assets, enter into mergers or consolidations, dispose of assets, prepay indebtedness, make changes to the Company’s governing documents and certain agreements, pay dividends or make other distributions on the Company’s capital stock, redeem or repurchase capital stock, make investments, including acquisitions; and enter into transactions with affiliates. The Company was also required to maintain (i) a Borrowing Base that exceeded the amount of its outstanding borrowings under the Wells Fargo ABL by at least $5.0 million and (ii) $5.0 million of Qualified Cash. The Company would have been required to comply with certain specified EBITDA requirements in the event that it has less than $2.0 million available for borrowing on the Wells Fargo ABL. The Wells Fargo ABL also contained customary events of default and affirmative covenants, a subjective acceleration clause, a lockbox requirement and cross default provisions.

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

On March 31, 2013, the Company entered into Amendment No. 6 to the Wells Fargo ABL, which among other things, (i) extended the maturity date of the Wells Fargo ABL to April 2, 2014, and (ii) reduced the maximum credit available under the Wells Fargo ABL by $2.5 million (from $50.0 million to $47.5 million) on November 22, 2013 if (x) the Company’s consolidated earnings (loss) before interest, tax, depreciation and amortization for the nine month period ending on September 30, 2013 is greater than $(20.2 million) and (y) excess availability under the Wells Fargo ABL on November 22, 2013 is less than $10.0 million. As of November 22, 2013, there was no reduction in the maximum credit available under the Wells Fargo ABL.

Pursuant to Amendment No. 6, Wells Fargo also waived certain events of default under the Wells Fargo ABL related to the Company’s creation of LSIPL. The Company also agreed to pledge 65% of the issued and outstanding capital stock of LSIPL as collateral supporting the Wells Fargo ABL. Further, Amendment No. 6 permits the Company to make additional advances to certain affiliates (including LSIPL) in an amount not to exceed $500,000 from the date of Amendment No. 6 through October 1, 2013, and in an amount not to exceed $250,000 thereafter.

On June 4, 2013, the Company entered into Amendment No. 7 to the Wells Fargo ABL, which among other things, increased the limit on the aggregate amount of all letters of credit the Company may issue (the “Letter of Credit Limit”) to $7.0 million from $2.0 million.

On February 19, 2014, the Company entered into the Medley Term Loan and the Medley Delayed Draw Loan and utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL.

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

Interest on any Ares Term Loan accrued at either (at the Company’s election): (a) 9.0% per annum plus the highest of (i) The Wall Street Journal prime rate, (ii) the sum of 0.50% per annum and the federal funds rate and (iii) the sum of 1.0% per annum and the higher of the daily one month LIBOR rate and 1.5% per annum; or (b) 10.0% per annum plus the highest of (i) 1.5% per annum and (ii) the daily one-month LIBOR rate. The Company was required to pay certain fees to Ares Capital under the Ares Loan Agreement including: (a) an annual administrative fee of $50,000, payable quarterly in advance; (b) a quarterly fronting fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 0.75% per annum; and (c) a quarterly letter of credit fee equal to the product of the average daily undrawn face amount of the Ares LOC multiplied by 10.0% per annum.

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

On February 19, 2014, the Company entered into the Medley Term Loan and the Medley Delayed Draw Loan and utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Ares Letter of Credit Facility.

NOTE 9. SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series J Preferred Stock

On September 11, 2013, the Company entered into the Series J Subscription Agreement with Riverwood Holdings, PCA Holdings and Holdings II, pursuant to which the Company issued an aggregate of 17,394 shares of Series J Preferred Stock, at a price of $1,000 per share, for gross proceeds of $17.4 million. The Company issued 12,500, 2,500 and 2,394 shares of Series J Preferred Stock to Holdings II, PCA Holdings and Riverwood Holdings, respectively. As compensation for advisory services provided by Pegasus, on September 11, 2013 the Company issued a warrant to Holdings II, (the “Pegasus Warrant”) representing the right to purchase 10,000,000 shares of common stock at a variable exercise price that will be determined on the date of exercise.

In connection with the Series J Preferred Offering, and pursuant to the certificates of designation governing the shares of the Company’s Series H Preferred Stock (the “Series H Certificate of Designation”) and Series I Preferred Stock (the “Series I Certificate of Designation”), the Company agreed to offer to all holders of shares of Series H Preferred Stock (defined in Note 9), and Series I Preferred Stock (defined in Note 9), the right to purchase shares of Series J Preferred Stock based upon such holder’s ownership of the Company’s outstanding shares of common stock on a fully diluted, as converted basis (the “Preemptive Rights Offering”). Pursuant to the Series J Subscription Agreement, Pegasus committed to purchase the number of shares of Series J Preferred Stock equal to 20,000 minus the aggregate number of shares of Series J Preferred Stock issued in the Series J Preferred Offering and the Preemptive Rights Offering at a price per share equal to the Stated Value (the “Pegasus Series J Commitment”). On October 16, 2013, the Company completed the Preemptive Rights Offering and issued an aggregate of 1,449 shares of Series J Preferred Stock at the Stated Value, for aggregate gross proceeds of $1.4 million. On November 21, 2013, Pegasus fulfilled its obligations pursuant to the Pegasus Series J Commitment and purchased 1,157 shares of Series J Preferred Stock for aggregate gross proceeds of $1.2 million.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. As of December 31, 2013, Series J Preferred Stock redemption value included an aggregate deemed dividend of $24.3 million with an offset in additional paid-in capital.

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

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a change of $935,000 in fair value of the Pegasus Warrant for the period from September 11, 2013 (date of issuance) through December 31, 2013.

NOTE 10: SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

On September 11, 2013, in connection with the Series J Preferred Offering, Riverwood and Pegasus, as the “Primary Investors” of the Series H Preferred Stock and Series I Preferred Stock, respectively, approved the Amended and Restated Series H Certificate of Designation and the Amended and Restated Series I Certificate of Designation (collectively, the “ Amended Certificates of Designation”) and certain holders of shares of Series H Preferred Stock and Series I Preferred Stock agreed to make certain amendments to the agreements entered into in connection with the purchase of (i) the shares of Series H Preferred Stock and Series I Preferred Stock and (ii) the Company’s previously issued shares of Series F Preferred Stock and Series G Preferred Stock, which were subsequently converted into shares of Series H Preferred Stock and Series I Preferred Stock (collectively, the “Preferred Stock Subscription Agreements”).

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Preferred Shares are recorded as mezzanine equity because the Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Preferred Shares to equal the redemption value at the end of each reporting period. The Preferred Shares were recorded at redemption value as of May 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $66.2 million and $47.7 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $113.9 million to additional paid-in capital. There was no change in the redemption value as of December 31, 2013.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the September 2012 Preferred Shares are recorded as mezzanine equity because the September 2012 Preferred Shares have certain conditions that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the September 2012 Preferred Shares to equal the redemption value at the end of each reporting period. The September 2012 Preferred Shares were recorded at redemption value as of September 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $53.6 million to the Series H Preferred Stock and an offset of $53.6 million to additional paid-in capital. There was no change in the redemption value as of December 31, 2013.

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

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $3.0 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively, and was included in the decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $47,000 and $240,000 for the year ended December 31, 2013 and the period from September 25, 2012 (date of issuance) through December 31, 2012, respectively, and was included in additional paid-in capital.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment for the year ended December 31, 2013 and the period from September 25, 2012 (date of issuance) through December 31, 2012 was $47,000 and $240,000, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

NOTE 11. SERIES F AND SERIES G PREFERRED UNITS AND REPURCHASE OBLIGATION

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

On December 1, 2011, the Company entered into a Series G Preferred Unit Subscription Agreement (the “Series G Subscription Agreement”) with PCA Holdings, Pegasus IV, Holdings II, Leon Wagner, a member of the Company’s board of directors and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Pursuant to the Series G Subscription Agreement, and subsequent subscription agreements on terms substantially similar to the Series G Subscription Agreement entered into between December 2011 and May 2012, the Company issued an aggregate of 52,358 Series G Preferred Units at a price per Series G Preferred Unit of $1,000 for total consideration of $52.4 million. Each Series G Preferred Unit consists of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of the Company’s common stock. Holdings II purchased an aggregate of 14,958 Series G Preferred Units; PCA Holdings purchased an aggregate of 17,650 Series G Preferred Units; Leon Wagner purchased an aggregate of 6,500 Series G Preferred Units; and the additional accredited investors purchased an aggregate of 13,250 Series G Preferred Units.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of shares of common stock. Subsequent to initial recognition, the Series G Preferred Stock was recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The common stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $0, $7.5 million and $239,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In conjunction with the Series H and I Preferred Offering, the Company recognized $6.3 million as a loss on the conversion of the Series G Preferred Stock, which is included in the accretion of preferred stock for the year ended December 31, 2012. The Series F Subscription Agreement provided that if the Company issued securities (other than issuances pursuant to the Company’s equity-based compensation plans) which PCA Holdings, in its sole discretion, determined were more favorable than the Series F Units, PCA Holdings would have the right (the “Conversion Right”), at any time prior to November 17, 2013, to require all Series F Unit Purchasers to exchange their Series F Units for such newly issued securities. Upon such occurrence, any outstanding right to purchase Series F Units under the Series F Option would also convert into the right to purchase the newly issued securities on substantially the same terms and conditions as those offered to the purchasers of the newly issued securities.

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

Series G Preferred Stock Annual Cumulative Dividend

Each share of Series G Preferred Stock was entitled to an annual cumulative dividend of, (i) initially, 10.0%, (ii) commencing on November 17, 2012, 15.0% and (iii) commencing on February 21, 2014, 18.0%, on the accrued value of such share. The dividend accrues daily and compounds on (i) November 17, 2012 and, (ii) from and after November 17, 2012, December 31 and June 30 of each year.

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

NOTE 12: STOCKHOLDERS’ EQUITY AND RECAPITALIZATION AGREEMENT

Common Stock Issuances

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 500,000 shares of restricted stock to Mr. Cage as part of his compensation package. On November 8, 2013, upon the resignation of Mr. Cage, 385,417 unvested shares of restricted stock were cancelled and returned to the Company. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the year ended December 31, 2013, the Company recorded expense of $173,000 related to the restricted stock awards issued to Messrs. Cage and Knight.

On August 14, 2013, the Company issued 1,813,411 shares of restricted stock in settlement of director fees for the year ended December 31, 2013. On November 11, 2013 and December 4, 2013, the Company issued 26,301 and 14,795 shares, respectively, of restricted stock in settlement of the pro rata portion of director fees for the period served by directors appointed to the board of directors on the respective dates of issuance. The 2013 compensation package consists of: (i) 200,000 shares of restricted stock for each member of the Board of Directors who is not an employee of the Company; (ii) an additional 25,000 shares of restricted stock for each member of the Board of Directors serving on one or more committee of the Board of Directors and (iii) an additional 15,000 shares of restricted stock for chairman of one or more committee of the Board of Directors. The restricted shares vest for directors in office at such time on January 1, 2014. For any director serving less than the full year, a pro-rata portion of the restricted shares were issued on the later of August 14, 2013 or the date of appointment to the Board of Directors, with such pro rata shares vesting on the earlier of the date of resignation or January 14, 2014.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded expenses of $746,000, $846,000 and $945,000, respectively, related to the restricted stock awards and $20,000, $718,000 and $178,000, respectively, related to the stock options issued to the directors.

On April 28, 2011, James Haworth was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Haworth as part of his compensation package. On May 18, 2012, upon the resignation of Mr. Haworth, 736,111 unvested shares of restricted stock were cancelled and returned to the Company. For the years ended December 31, 2012 and 2011, the Company recorded expense of $332,000 and $592,000, respectively, related to the restricted stock awards issued to Mr. Haworth.

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

As of December 31, 2013, the Company had the following warrants outstanding for the purchase of common stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price		Expiration Date
Investors in rights offering	Series D Warrants	567,912	$ $	5.57 to 5.59	March 3, 2022 through April 19, 2022
The Home Depot	Purchasing agreement	5,123,715		$1.95	2014 through 2018
RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760		Variable	May 25, 2022
Certain other investors	Riverwood Warrants	5,427,751		Variable	May 25, 2022
Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041		$0.72	September 25, 2022
Cleantech Europe II (B) LP	September 2012 Warrants	593,959		$0.72	September 25, 2022
Portman Limited	September 2012 Warrants	4,000,000		$0.72	September 25, 2022
Aquillian Investments LLC	Private Placement Series H	830,508		$1.18	September 25, 2017
Pegasus	Pegasus Warrant	10,000,000		Variable	May 25, 2022

		42,614,646

As of December 31, 2013, all warrants shown in the table above are fully vested and exercisable, except a portion of the THD Warrant, the Riverwood Warrants, the September 2012 Warrants and the Pegasus Warrant. The September 2012 Warrants will become exercisable on October 9, 2015. Per the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2013 and 1,024,743 shares issuable pursuant to the THD Warrant vested during both the years ended December 31, 2012 and 2011, for total warrants vested of 2,049,486, when the product purchases for these periods satisfied the prescribed vesting conditions, and 2,049,486 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these were not exercisable as of December 31, 2013 because the aggregate fair market value of the Company’s outstanding shares of common stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $523.9 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant).

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $0, $458,000 and $2.5 million as a reduction in revenue, respectively.

NOTE 13: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of common stock had been established for financial reporting purposes only, with common stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the common stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the years ended December 31, 2013 and 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders common stock using the two-class method. For the year ended December 31, 2011, the Company had a single class of common shares outstanding for financial reporting purposes only. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the common stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the Years Ended December 31,
	2013		2012		2011
	Controlling Shareholders	Noncontrolling Shareholders	Controlling Shareholders	Noncontrolling Shareholders
Basic and diluted net income per share:
Net loss from operations	$(74,506,560)	$(15,310,772)	$(93,066,715)	$(18,273,694)	$(90,434,568)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	—	—	12,488,175	(12,488,175)	—
Deemed dividends due to issuance of Commitment Shares attributable to all shareholders	—	—	(1,337,401)	(262,599)	—
Deemed dividends related to the Series H, I and J Preferred Stock attributable to all shareholders	(20,206,288)	(4,152,304)	(170,193,331)	(33,417,541)	—

Undistributed net loss	$(94,712,848)	$(19,463,076)	$(252,109,272)	$(64,442,009)	$(90,434,568)

Basic and diluted weighted average number of common shares outstanding	170,662,220	35,070,340	171,336,891	33,642,080	189,671,299

Basic and diluted net loss per common share:	$(0.55)	$(0.55)	$(1.47)	$(1.92)	$(0.48)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 88.1 million, 77.7 million and 9.2 million common stock equivalents for the years ended December 31, 2013, 2012 and 2011, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 14: RELATED PARTY TRANSACTIONS

Effective June 23, 2010, the Company entered into a support services agreement with Pegasus Capital (the “Original Support Services Agreement”), pursuant to which the Company agreed to pay Pegasus Capital $187,500 for each of the four calendar quarters following the effective date of the Original Support Services Agreement and $125,000 for each of the four calendar quarters thereafter in exchange for certain support services during such periods. The Original Support Services Agreement expired on June 30, 2012. On May 25, 2012, the Company entered into a new Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 83.1% of the Company’s common stock as of December 31, 2013.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the year ended December 31, 2012, the Company recognized interest expense of $250,000 due to the conversion of the Series G Preferred Stock into Series H and I Preferred Stock. For the year ended December 31, 2011, the Company recognized interest expense of $43,000 related to the advance from Holdings II on the key-man life insurance policy for the Company’s former Chief Executive Officer and Chairman of the Board, Zachary Gibler. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company recorded $0, $313,000 and $625,000, respectively, of management fees pursuant to the Original Support Services Agreement and the 2012 Support Services Agreement, included in selling, distribution and administrative expenses.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of common stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Brad Knight, who served as the Company’s Chief Executive Officer from October 19, 2012 through January 1, 2013 and is currently the Company’s Chief Operations Officer. During the year ended December 31, 2012, the Company recorded $70,000 of management fees pursuant to the Riverwood Support Services Agreement, included in selling, distribution and administrative expenses. During the years ended December 31, 2013 and 2012, the Company incurred $2.2 million and $1.0 million of consulting fees, respectively, for services provided by Riverwood, which were included in selling, distribution and administrative expenses. In addition, $48,000 was paid to Riverwood for the year ended December 31, 2013, for legal fees and out of pocket expenses related to the Series J Preferred Stock issuance to Riverwood Holdings, which was offset against the funds received for the Series J Preferred Stock.

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

During the years ended December 31, 2013, 2012 and 2011, the Company incurred consulting fees of $0, $118,000 and $369,000, respectively, for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital, which were included in selling, distribution and administrative expense.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred consulting fees of $14,000, $40,000 and $122,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred consulting fees of $0, $174,000 and $549,000, respectively, for public relations and corporate communications services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company, which were included in selling, distribution and administrative expenses.

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

NOTE 15: EQUITY BASED COMPENSATION PLANS

The Company currently has one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. As of December 31, 2013, there were 55.0 million shares authorized for issuance under the plan and 22.1 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

The Board of Directors may also issue stock-based awards to the Company’s nonemployee directors who wish their awards to be issued to an entity other than an individual under the Directors Stock Plan (the “Directors Plan”). As of December 31, 2013, the Company has reserved an aggregate of 1,000,000 shares of common stock for issuance under the Directors Plan.

Stock Option Awards

The following table summarizes stock option activity for all of the Company’s stock-based plans as of December 31, 2013 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	31,877,527	$1.42
Granted	11,336,229	0.57
Exercised	—	—
Forfeited or expired	(14,817,607)	1.21

Outstanding as of December 31, 2013	28,396,149	$1.19	5.71	$—

Vested or expected to vest as of December 31, 2013	26,598,213	$1.21	5.59	$—

Exercisable as of December 31, 2013	13,898,301	$1.31	4.10	$—

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on December 31, 2013 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2013. This value fluctuates with the changes in the price of the Company’s common stock. As of December 31, 2013, there was $14.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.66 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.44 - $ 0.44	36,750	9.29	$0.44	1,750	$0.44
$0.50 - $ 0.50	5,352,000	7.67	0.50	18,000	0.50
$0.60 - $ 0.92	2,018,000	3.89	0.70	1,331,500	0.67
$1.00 - $ 1.00	5,382,375	5.49	1.00	5,271,375	1.00
$1.01 - $ 1.09	160,750	7.44	1.07	56,125	1.07
$1.34 - $ 1.34	13,597,989	5.12	1.34	6,153,516	1.34
$1.35 - $ 10.80	1,848,285	6.70	3.25	1,066,035	3.54

Total	28,396,149	5.71	$1.19	13,898,301	$1.31

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted average grant date fair value per share of options	$0.39	$1.02	$3.66
Total intrinsic value of options exercised	$—	$339,649	$3,044,903

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under all of the Company’s stock-based plans as of December 31, 2013 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2012	—	$—
Granted	2,546,815	0.47
Vested	(384,699)	0.54
Forfeited	(385,417)	0.64

Nonvested as of December 31, 2013	1,776,699	$0.42

As of December 31, 2013, there was $47,000 of unrecognized compensation cost related to restricted stock granted under the Equity Plan and the Directors Plan, which is expected to be recognized over a weighted average period of 0.62 years. For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense related to RSAs of $891,000, $1.2 million and $484,000, respectively.

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

The Company recorded stock option expense of $6.9 million, $7.3 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2013	2012	2011
Exercise price	$0.44 - $0.70	$0.74 - $1.59	$2.50 - $5.05
Fair market value of the underlying stock on date of grant	$0.38 - $0.64	$0.74 - $1.59	$2.50 - $5.05
Stock Option Grants:
Risk-free interest rate	1.03% - 2.00%	0.60% - 1.24%	0.92% - 2.37%
Expected life, in years	6.00 - 6.25	2.00 - 6.25	4.00 - 6.25
Expected volatility	99.51% - 101.82%	97.25% - 103.17%	71.10% - 100.05%
Expected dividend yield	0.0%	0.0%	0.0%
Expected forfeiture rate	7.49%	8.78%	8.78%
Fair value per share	$0.08 - $0.52	$0.59 - $1.24	$1.91 - $3.29

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

2011 Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the “2011 ESPP”) that provides employees with the opportunity to purchase common stock at a discount. All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. As of December 31, 2013, there were 2.0 million shares authorized for issuance under the ESPP, with 1.8 million shares remaining for future issuance. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by the Company’s stockholders at its annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of common stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the 2013 offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of common stock of the Company, but may not purchase more than 2,000 shares per year. The purchase price for each purchase period will be 85% of the fair market value of a share of common stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During the years ended December 31, 2013, 2012 and 2011, the Company issued 88,284, 89,707 shares and 13,705 shares of its common stock to certain employees under the 2011 ESPP at prices ranging from $0.29 to $2.32 per share.

NOTE 16: RESTRUCTURING EXPENSES

The following table summarizes our restructuring expenses and related charges for the following years ended December 31:

	For the Years Ended December 31,
	2013	2012	2011
Broad based reduction of facilities and personnel (1)	$4,479,076	$—	$—
Mexico Closing (2)	102,688	3,908,562	—
Organization Optimization Initiative (3)	77,061	2,304,374	598,037

Total	$4,658,825	$6,212,936	$598,037

(1)	These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reduction in Satellite Beach, Florida of approximately 43 positions, including the termination of several members of the Company’s senior management and a $2.4 million write-down of property and equipment, cost reductions in our foreign subsidiaries and refocusing the Company’s efforts within North America, which resulted in the elimination of all but one employee at LSGBV and a commitment to close LSIPL. In addition to the charges noted above, the Company expects to incur approximately $100,000 additional expense throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred in the first half of 2014.
(2)	On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico, which was substantially complete as of December 31, 2013. The Mexico Closing resulted in the termination of approximately 520 employees and $1.7 million in a non-cash asset impairment.
(3)	In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of ten members of management in the United States, following the completion of the Series H and I Preferred Offering in May 2012 and the closing of the Companies offices in the United Kingdom and Australia. As of December 31, 2013, this plan was substantially complete.

As of December 31, 2013 and 2012, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Accrued liability as of December 31, 2011	$368,168	$174,839	$—	$543,007
Charges	4,158,032	—	—	4,158,032
Payments	(2,905,244)	(174,839)	—	(3,080,083)

Accrued liability as of December 31, 2012	$1,620,956	$—	$—	$1,620,956

Charges	1,449,584	134,373	509,541	$2,093,498
Payments	(2,370,708)	(134,373)	(232,585)	(2,737,666)

Accrued liability as of December 31, 2013	$699,832	$—	$276,956	$976,788

The remaining accrual as of December 31, 2013, of $977,000 is expected to be paid during the year ending December 31, 2014.

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

The components of the consolidated income tax provision (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Loss before taxes
Domestic	$(86,599,121)	$(108,719,057)	$(88,529,365)
Foreign	(3,218,211)	(2,621,352)	(1,905,203)

Total	$(89,817,332)	$(111,340,409)	$(90,434,568)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Loss before taxes	$(89,817,332)	$(111,340,409)	$(90,434,568)

Income tax benefit applying United States federal statutory rate of 34%	$(30,537,893)	$(37,855,739)	$(30,747,753)
State taxes, net of federal benefit	(1,674,412)	(2,472,538)	(2,101,978)
Permanent differences
Accretion of preferred stock	—	2,869,489	81,399
Preferred stock dividends	—	128,850	80,860
Derivative fair value adjustment	(1,323,618)	(2,891,183)	—
Goodwill impairment	—	—	978,797
Life insurance proceeds	—	—	(2,380,000)
Other	40,669	87,336	110,030
Increase in valuation allowance	31,336,114	37,172,107	31,771,303
Change in effective tax rate—United States	1,597,640	—	2,333,139
Change in effective tax rate—foreign		—	266,728
Expiration/true up of NOL’s	110,950	2,594,689	—
Rate difference between United States federal statutory rate and Netherlands statutory rate	450,550	366,989	—
Other	—	—	(392,525)

Income tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2013	2012
Deferred income tax assets
Net operating loss carryforwards	$147,867,489	$118,000,686
Charitable contribution carryforward	41,080	35,681
Stock based compensation	7,699,202	5,032,075
Inventories	8,536,445	9,017,002
Reserve for losses on non-cancelable purchase commitments	439,438	2,439,522
Accounts receivable	150,639	366,973
Warranty liability	1,158,759	725,723
Accrued vacation		—
Goodwill impairment on asset acquisition	857,283	943,552
Accrued compensation	425,923	321,906
Accrued legal fees	186,934	107,277
Fixed Asset Impairment	919,185	—
India Start up Costs	32,122	—
Depreciation	28,236	18,303
Accrued Florida use tax	286	223

Total deferred income tax assets	168,343,021	137,008,923
Less: valuation allowance	(168,176,326)	(136,840,211)

Net deferred tax assets	$166,695	$168,712

Deferred income tax liabilities
Stock losses	$(166,695)	$(168,712)

Total deferred income tax liabilities	(166,695)	(168,712)

Net deferred tax liabilities	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $168.2 million valuation allowance as of December 31, 2013 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $31.3 million.

As of December 31, 2013, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards
2016	$—	$3,869,995
2017	—	4,265,206
2018	13,760,592	4,692,440
2019	2,293,432	908,706
2020	1,473,066	1,200,654
2021	2,769,043	1,967,494
2022	1,840,300	—
2023	2,031,270	—
2024	3,353,481	—
2025	2,293,432	—
2026	2,293,432	—
2027	9,937,230	—
2028	33,456,349	—
2029	33,916,312	—
2030	50,887,617
2031	67,057,312
2032	90,683,320
2033	85,216,468

Total	$403,262,656	$16,904,495

At the time of the reverse merger transaction and resulting change in control, the Company had accumulated approximately $75.0 million in loss carryforwards. As a result of the change in control, the Company is limited by Section 382 of the Internal Revenue Code in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These loss carryforwards expire from 2016 through 2033. To the extent the Company is able to utilize available loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2013, 2012 and 2011.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2013, the Company’s income tax returns prior to 2010 and 2009 are closed to examination for federal and state purposes, respectively. Additionally, income tax returns filed in the Netherlands for the 2011 and 2012 tax years have received a final assessment from the taxing authorities. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

NOTE 18: CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 2013, the Company had one customer whose revenue represented 55% of total revenue. For the years ended December 31, 2012 and 2011, the Company had two customers whose revenue collectively represented 70% and 73% of total revenue, respectively.

As of December 31, 2013, the Company had one customer whose accounts receivable balance represented 55% of accounts receivables, net of allowances. As of December 31, 2012, the Company had two customers whose accounts receivable balance collectively represented 77% of accounts receivables, net of allowances.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2013, the Company had $19.0 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2013, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2014	$955,436
2015	891,829
2016	842,856
2017	724,476
2018	120,746
Thereafter	—

$3,535,343

During the years ended December 31, 2013, 2012 and 2011, the Company incurred rent expense of $2.1 million, $2.3 million and $2.6 million, respectively.

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names as defendants the Company; Pegasus Capital Advisors, L.P. (“Pegasus”) and nine other entities affiliated with Pegasus; Richard Weinberg, a former Director and former interim CEO of the Company and a former partner of Pegasus; Gregory Kaiser, a former CFO of the Company; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violation of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In February 2014, Geveran filed a motion to amend their first amended complaint, seeking to assert a claim for punitive damages against the defendants; that motion is currently pending before the court. The case is currently in the discovery stage.

The Company has retained counsel, denies liability in connection with this matter and intends to vigorously defend against the claims asserted by Geveran. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claims. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on the Company.

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also been paying, and expects to continue to pay, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claim for rescission that a grant of the remedy of rescission is unlikely and the amount of possible loss, if any, cannot be reasonably estimated.

During October 2011, the Company was notified of a contract dispute between LSGBV and one of its distributors in which the distributor is seeking monetary damages of approximately $1.2 million. Following arbitration before the International Chamber of Commerce, in The Hague, in January 2013, the parties settled this matter for the sum of € 310,000 (or $460,000) in February 2014, which is included in accrued expenses on the Consolidated Balance Sheet.

NOTE 20: DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the years ended December 31, 2013, 2012 and 2011, the Company contributed $303,000, $332,000 and $194,000, respectively, to the 401(k) Plan.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2013 and 2012:

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$19,981,607	$19,992,942	$21,951,094	$21,295,914
Gross deficit	1,868,492	393,545	(5,309,971)	(11,773,789)
Net loss	(16,478,204)	(15,737,704)	(25,503,127)	(32,098,297)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.01)	$(0.98)	$(0.37)	$(0.16)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.51)	$(0.94)	$(0.37)	$(0.16)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$38,938,981	$30,073,451	$32,056,779	$26,042,140
Gross deficit	3,920,992	(20,266,275)	(475,431)	(2,970,742)
Net loss	(18,524,116)	(50,429,655)	(23,995,506)	(18,391,132)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.01)	$(0.98)	$(0.37)	$(0.09)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.51)	$(0.94)	$(0.37)	$(0.09)

NOTE 22: VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2013	$1,188,366	7,381	245,151	—	(965,943)	$474,955
2012	$1,513,611	2,720	577,090	—	(905,055)	$1,188,366
2011	$851,191	(9,133)	2,001,614	—	(1,330,061)	$1,513,611
Provision for purchase commitments
2013	$5,678,992	—	844,233	(4,562,550)	(770,080)	$1,190,595
2012	$5,806,032	—	5,580,993	(5,708,033)	—	$5,678,992
2011	$—	—	8,549,202	(2,743,170)	—	$5,806,032

NOTE 23: SUBSEQUENT EVENTS

2014 Series J Issuance

Between January 3, 2014 and March 7, 2014, the Company issued an aggregate of 17,475 Series J Securities in the Series J Follow-On Offering. The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements (the “Follow-On Subscription Agreements”) between the Company, PCA Holdings, Holdings II, Riverwood Holdings, Zouk and certain other accredited investors. We issued 6,000, 6,000, 2,860, 2,570 and 45 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively.

The Follow-On Offering was deemed to be a “Qualified Follow-On”, as such term is used and defined in the Series J Certificate of Designation and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the existing holders of Series J Preferred Stock (the “Initial Series J Investors”). As a result, and in accordance with the Existing Subscription Agreements, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”).

Accordingly, on January 3, 2014, each of LSGC Holdings II, PCA LSG and Riverwood Holdings received Series J Warrants to purchase 36,191,050, 6,625,000 and 6,344,100 shares of Common Stock, respectively. Pursuant to the terms of the Series J Certificate of Designation and the Existing Subscription Agreement, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock and elected to participate in the Series J Exchange with respect to all of their previously purchased shares of Series J Preferred Stock, all of the Initial Series J Investors were required to participate in the Series J Exchange. As of March 7, 2014, the Company had issued an aggregate of 37,475 Series J Preferred Stock and Series J Warrants to purchase 99,308,750 shares of Common Stock.

Medley Loan

On February 19, 2014, the Company, entered into the Medley Term Loan and the Delayed Draw Term Loan. The Closing Date Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the term loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. Additionally, $3.0 million of the Closing Date Term Loan were funded directly into a deposit account in which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Closing Date Term Loan are due and payable on February 19, 2019.

The Delayed Draw Term Loan may be borrowed and re-borrowed on a revolving basis by the Company, from the closing date through June 2014 (the “Revolving Loan Termination Date”). Following the Revolving Loan Termination Date, the remaining maximum amount of the Delayed Draw Term Loan may be drawn by the Company from time to time, provided that such loan may not be re-borrowed once repaid, subject to certain exceptions. Borrowings under the Delayed Draw Term Loan is limited by a borrowing base equal to the sum of (i) 85% of eligible accounts, (ii) 60% of inventory, and (iii) qualified cash, less any reserves imposed by Medley. Each draw on the Delayed Draw Term Loan made by the Company is subject to a $2.0 million liquidity requirement and the payment of a funding fee based upon the amount of the applicable draw being funded. From February 19, 2014 through the Revolving Loan Termination Date, the Delayed Draw Term Loan bears interest at a floating rate equal to three month LIBOR plus 10.5% per annum, payable in cash monthly in arrears. Following the Revolving Loan Termination Date, the Delayed Draw Term Loan bears interest equal to three month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Closing Date Term Loan and (ii) the remainder is payable in cash monthly in arrears. The outstanding principal balance and all accrued and unpaid interest on the Delayed Draw Term Loan is due and payable on February 19, 2016.

The Company utilized proceeds from the Closing Date Term Loan to repay its outstanding obligations under the Wells Fargo ABL and the Ares Loan Agreement. On February 19, 2014, the Company terminated the Wells Fargo ABL and the Ares Loan Agreement.

Medley Warrants

On February 19, 2014 and in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, the Company issued a warrant to purchase 5,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants have an exercise price equal to $0.95 and, if unexercised, expire on February 19, 2024.

The Medley Warrants are not exercisable until the Company amends its Certificate of Incorporation to increase the number of authorized shares of Common Stock to a number sufficient to permit the Company to reserve shares of Common Stock for issuance upon the exercise or conversion in full of all of the Company’s outstanding securities that are convertible into or exercisable or exchangeable for shares of Common Stock (the “Charter Amendment”).

On February 19, 2014, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Medley and Medley Opportunity Fund II LP pursuant to which the Company granted piggyback registration rights with respect to the shares of Common Stock underlying the Medley Warrants and any other shares of Common Stock that may be acquired by such parties in the future.

Pegasus Guaranty and Pegasus Warrants

Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants have an exercise price equal to $0.50 and, if unexercised, expire on February 19, 2024. The Pegasus Guaranty Warrants are not exercisable until the Company effects the Charter Amendment.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and between Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.7	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

4.12	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (B) LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.18	Warrant, dated as of September 25, 2012 and issued to Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.19	Certificate of Increase of Series H Preferred Stock filed with the Secretary of State of Delaware on September 24, 2012 (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.20	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.21	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.22	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.23	Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.24	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.25	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.26	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.27	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.28	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.29	Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.30	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.31	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.32	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.33	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.34	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.35	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.36	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.37	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.38	Registration Rights Agreement, dated February 19, 2014 by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.39	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.40	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

10.1	Amended and Restated Equity-Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.9	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.16	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.17	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.18	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.19	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.20	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.22	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.25	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.26	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.30	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.31	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.32	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.33	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.34	Employment Agreement, dated as of November 29, 2012, between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2012, File No. 0-20354, and incorporated herein by reference).

10.35	Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.36	Exchange and Redemption Agreement, dated as May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.37	Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.38	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.39	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.40	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.41	Series G Unit Subscription Agreement, dated as of March 28, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.42	Series G Unit Subscription Agreement, dated as of April 12, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.43	Series G Unit Subscription Agreement, dated as of April 13, 2012, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2012, File No. 0-20354, and incorporated herein by reference).

10.44	Series G Unit Subscription Agreement, dated as of May 2, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2012, File No. 0-20354, and incorporated herein by reference).

10.45	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.46	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.47	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (A) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.48	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (B) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.49	Commitment Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.50	Offer Letter, dated as of August 23, 2012, between Lighting Science Group Corporation and Thomas C. Shields (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.51	Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.52	Series G Unit Subscription Agreement, dated as of May 18, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.53	Amendment No. 6 to Loan and Security Agreement and Consent, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.59 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.54	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.60 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.55	Amendment No. 7 to Loan and Security Agreement and Waiver, dated June 4, 2013 by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.56	Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation, RW LSG Holdings LLC, PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.57	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.58	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.59	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.60	Separation Agreement, dated November 8, 2013, by and between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013, File No. 0-20354, and incorporated herein by reference).

10.61	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.62	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.63	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.64	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.65	Term Loan Agreement, dated February 19, 2014, by and between Lighting Science Group Corporation, the lenders party thereto and Medley Capital Corporation, in its capacity as agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.