Form 10-K/A
period 2013-12-31
LIGHTING SCIENCE GROUP CORP
filed 2014-04-10
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Lighting Science Group Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Lighting Science Group”, “we”, “us”, “our” or the “company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”). This Amendment is being filed solely to update the biographical description of Jennifer Sethre to include her involvement in certain legal proceedings, which were omitted from the Original Filing. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K.

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

Jennifer Sethre was appointed as our President on February 11, 2014. Ms. Sethre founded Lumena SSL, Inc. in 2011, a commercial LED lighting products company, and served as its Chief Marketing Officer. Prior to Lumena, Ms. Sethre held various executive, marketing and product development roles, and has been involved in manufacturing products in China for the past 15 years. From January 2010 to August 2011, Ms. Sethre was founder and Chief Executive Officer of Ilio International, Inc., a producer and seller of holiday products, and from 2008 to 2011, was the founder and Chief Executive Officer of Asia Sales and Marketing, LLC, another holiday retail product seller. On May 4, 2012, Ms. Sethre filed a personal bankruptcy petition under Chapter 7 in U.S. Bankruptcy Court, District of Minnesota (Minneapolis). On August 28, 2012, the court granted an Order of Discharge to Ms. Sethre.

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

LIGHTING SCIENCE GROUP CORPORATION

April 10, 2014	By:	/S/ RICHARD H. DAVIS, JR.
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

Signature	Capacity in which Signed	Date

/S/ RICHARD H. DAVIS, JR. Richard H. Davis, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2014

/S/ THOMAS C. SHIELDS Thomas C. Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2014

/S/ CRAIG COGUT Craig Cogut	Chairman of the Board	April 10, 2014

/S/ DONALD R. HARKLEROAD Donald R. Harkleroad	Director	April 10, 2014

/S/ WARNER PHILIPS Warner Philips	Director	April 10, 2014

/S/ JONATHAN ROSENBAUM Jonathan Rosenbaum	Director	April 10, 2014

/S/ STEVEN WACASTER Steven Wacaster	Director	April 10, 2014

/S/ LEON WAGNER Leon Wagner	Director	April 10, 2014

James L. Jones	Director	April 10, 2014

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

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Elimination filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

3.4	Certificate of Elimination filed with the Secretary of State of Delaware on December 6, 2011 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and between Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.7	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

4.8	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

4.9	Certificate of Increase of Series G Preferred Stock filed with the Secretary of State of Delaware on February 24, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference).

4.12	Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation and RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.15	Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on May 25, 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.16	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.17	Warrant, dated as of September 25, 2012 and issued to Cleantech Europe II (B) LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.18	Warrant, dated as of September 25, 2012 and issued to Portman Limited (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.19	Certificate of Increase of Series H Preferred Stock filed with the Secretary of State of Delaware on September 24, 2012 (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.20	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.21	Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.22	Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.23	Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.24	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.25	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on September 11, 2013 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.26	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.27	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.28	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.29	Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.30	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.31	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.32	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.33	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.34	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.35	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.36	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.37	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.38	Registration Rights Agreement, dated February 19, 2014 by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.39	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.40	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

10.1	Amended and Restated Equity-Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

10.2	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.3	Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.4	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.5	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Employee Incentive Stock Option Agreement (previously filed as Exhibit 4.14 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.6	Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Exhibit 4.15 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.7	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Nonqualified Stock Option Agreement (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.8	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Incentive Stock Option Agreement (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.9	Lighting Science Group Corporation 2011 Employee Stock Purchase Plan (previously filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172466, and incorporated herein by reference).

10.10	Governing Agreement and Complete Releases, dated August 27, 2009, among Lighting Science Group Corporation, LED Holdings, LLC, LED Effects, Inc., Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., Philips Electronics North America Corporation, Philips Solid-State Lighting Solutions, Inc. and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2009, File No. 0-20354, and incorporated herein by reference).

10.11	Support Services Agreement, dated as of June 23, 2010, between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.12	Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

10.13	Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.14	Exchange Agreement, dated as of February 4, 2011, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2011, File No. 0-20354, and incorporated herein by reference).

10.15	Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.16	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.17	Exchange Agreement, dated as of April 26, 2011, between Lighting Science Group Corporation and Koninklijke Philips Electronics N.V. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.18	Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.19	Demand Note, dated as of May 6, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.20	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.21	Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.22	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.23	Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.24	Subscription Agreement, dated as of May 13, 2011, between Lighting Science Group Corporation and Al Bawardi Enterprises LLC (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.25	Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.26	Second Lien Letter of Credit, Loan and Security Agreement, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.27	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.28	Subscription Agreement, dated November 17, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2011, File No. 0-20354, and incorporated herein by reference).

10.29	Series G Unit Subscription Agreement, dated December 1, 2011, among Lighting Science Group Corporation, PCA LSG Holdings, LLC, Pegasus Partners IV, L.P., LSGC Holdings II LLC, Ensemble Lights, LLC, Belfer Investment Partners L.P., Lime Partners, LLC, Mr. Mark Kristoff and Mr. Alan Docter (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2011, File No. 0-20354, and incorporated herein by reference).

10.30	Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

10.31	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.32	Series G Unit Subscription Agreement, dated as of February 24, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

10.33	Series G Unit Subscription Agreement, dated as of March 20, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.34	Employment Agreement, dated as of November 29, 2012, between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2012, File No. 0-20354, and incorporated herein by reference).

10.35	Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.36	Exchange and Redemption Agreement, dated as May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.37	Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.38	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.39	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.40	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.41	Series G Unit Subscription Agreement, dated as of March 28, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.42	Series G Unit Subscription Agreement, dated as of April 12, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.43	Series G Unit Subscription Agreement, dated as of April 13, 2012, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2012, File No. 0-20354, and incorporated herein by reference).

10.44	Series G Unit Subscription Agreement, dated as of May 2, 2012, by and between Lighting Science Group Corporation and Mr. Leon Wagner (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2012, File No. 0-20354, and incorporated herein by reference).

10.45	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.46	Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.47	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (A) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.48	Promissory Note, dated as of September 25, 2012, issued by Cleantech Europe II (B) LP to Lighting Science Group Corporation (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.49	Commitment Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.50	Offer Letter, dated as of August 23, 2012, between Lighting Science Group Corporation and Thomas C. Shields (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.51	Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.52	Series G Unit Subscription Agreement, dated as of May 18, 2012, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.53	Amendment No. 6 to Loan and Security Agreement and Consent, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.59 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.54	Amendment No. 1 to Second Lien Letter of Credit, Loan and Security Agreement, dated as of April 1, 2013, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Ares Capital Corporation, in its capacity as agent and a lender thereunder (previously filed as Exhibit 10.60 to the Annual Report on Form 10-K filed on April 1, 2013, File No. 0-20354, and incorporated herein by reference).

10.55	Amendment No. 7 to Loan and Security Agreement and Waiver, dated June 4, 2013 by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.56	Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation, RW LSG Holdings LLC, PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.57	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.58	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.59	Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.60	Separation Agreement, dated November 8, 2013, by and between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013, File No. 0-20354, and incorporated herein by reference).

10.61	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.62	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.63	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.64	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.65	Term Loan Agreement, dated February 19, 2014, by and between Lighting Science Group Corporation, the lenders party thereto and Medley Capital Corporation, in its capacity as agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
**	Previously filed with Form 10-K for the year ended December 31, 2013.