Form 10-Q
period 2014-03-31
LIGHTING SCIENCE GROUP CORP
filed 2014-05-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of May 8, 2014, was 209,488,064 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,313,075	$11,195,412
Restricted cash	3,000,000	5,000,000
Accounts receivable, net	17,221,908	7,771,623
Inventories, net	21,242,029	19,061,119
Prepaid expenses	2,302,842	1,900,025
Other current assets	239,277	358,740

Total current assets	49,319,131	45,286,919

Property and equipment, net	5,177,047	6,498,605
Intangible assets, net	2,058,954	1,850,411
Pegasus Commitment	1,840,000	1,407,335
Other long-term assets	4,866,230	253,856

Total assets	$63,261,362	$55,297,126

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$10,012,505	$40,211,429
Current portion of long-term debt	5,128	4,998
Accounts payable	13,974,689	15,980,466
Provision for losses on non-cancelable purchase commitments	972,893	1,629,806
Accrued expenses	6,981,582	7,180,108

Total current liabilities	31,946,797	65,006,807

Note payable	26,758,539	—
Long-term debt, less current portion	7,014	8,460
Riverwood Warrants	7,056,079	5,002,664
September 2012 Warrants	1,840,000	1,407,335
Pegasus Warrant	3,900,000	2,765,047
Series J Warrants	38,639,971	—
Medley Warrants	3,245,315	—
Pegasus Guaranty Warrants	3,418,558	—

Total other liabilities	84,865,476	9,183,506

Total liabilities	116,812,273	74,190,313

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of March 31, 2014 and December 31, 2013	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of March 31, 2014 and December 31, 2013	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 50,000 shares, 37,475 and 20,000 shares issued and outstanding as of March, 31, 2014 and December 31, 2013, respectively	74,950,000	40,000,000

	426,906,776	391,956,776

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 37,475 shares of Series J issued and outstanding as of March 31, 2014 and 113,609 shares of Series H, 62,365 shares of Series I and 20,000 shares of Series J issued and outstanding as of December 31, 2013

Common stock, $.001 par value, authorized 475,000,000 shares, 210,355,113 and 210,349,168 shares issued as of March 31, 2014 and December 31, 2013, respectively	210,355	210,349
Additional paid-in capital	301,513,520	331,199,891
Accumulated deficit	(774,827,863)	(734,733,900)
Accumulated other comprehensive loss	(3,596,199)	(3,768,803)
Treasury stock, 2,505,000 shares as of March 31, 2014 and December 31, 2013, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(480,457,687)	(410,849,963)

Total liabilities and stockholders’ deficit	$63,261,362	$55,297,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue	$25,925,841	$19,981,607
Cost of goods sold (exclusive of depreciation shown below)	23,235,346	18,113,115

Gross profit	2,690,495	1,868,492

Operating expense:
Selling, distribution and administrative (includes related party expenses of $609,000 and $615,000 for the three months ended March 31, 2014 and 2013, respectively)	9,193,945	13,087,252
Research and development	1,544,024	2,386,843
Restructuring expense	205,052	99,004
Depreciation and amortization	1,076,010	2,265,702

Total operating expenses	12,019,031	17,838,801

Loss from operations	(9,328,536)	(15,970,309)

Other (expense) income:
Interest income	411	516
Interest expense	(1,343,225)	(875,943)
(Increase) decrease in fair value of liabilities under derivative contracts	(29,479,538)	361,850
Other income, net	56,925	5,682

Total other expense	(30,765,427)	(507,895)

Loss before income tax expense	(40,093,963)	(16,478,204)

Income tax expense	—	—

Net loss	(40,093,963)	(16,478,204)

Foreign currency translation gain (loss)	172,604	(279,475)

Comprehensive loss	$(39,921,359)	$(16,757,679)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.33)	$(0.08)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.35)	$(0.08)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	170,973,536	170,632,589

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	36,854,212	34,946,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Treasury Stock	Total
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors’ compensation	—	—	73,348	—	—	—	73,348
Stock based compensation expense	—	—	916,657	—	—	—	916,657
Stock issued under equity compensation plans	5,945	6	1,956	—	—	—	1,962
Warrant issued to a customer	—	—	90,861	—	—	—	90,861
Deemed dividends on Series J Redeemable Convertible Preferred Stock	—	—	(30,198,619)	—	—	—	(30,198,619)
Deemed dividends for issuance of Pegasus Guaranty Warrants	—	—	(570,574)	—	—	—	(570,574)
Net loss	—	—	—	(40,093,963)	—	—	(40,093,963)
Foreign currency translation adjustment	—	—	—	—	172,604	—	172,604

Balance March 31, 2014	210,355,113	$210,355	$301,513,520	$(774,827,863)	$(3,596,199)	$(3,757,500)	$(480,457,687)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(40,093,963)	$(16,478,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,076,010	2,265,702
Impairment of plant and equipment	—	1,328
Issuance of restricted stock and stock options for directors’ compensation	73,348	20,495
Stock based compensation expense	916,657	2,267,109
Non-cash sales incentive	90,861	31,083
Allowance for doubtful accounts receivable	25,768	—
Inventory write-down	689,637	316,235
Provision for losses on non-cancelable purchase commitments	(112,527)	—
Increase (decrease) in fair value of warrants	29,479,538	(361,850)
Medley discount accretion	84,399	—
Interest accrued on Medley Term Loan	69,501	—
Loss on disposal of assets	42,690	239,237
Changes in operating assets and liabilities:
Accounts receivable	(9,459,143)	3,994,397
Inventories	(3,396,648)	1,352,205
Prepaid expenses	(402,433)	(304,119)
Other current and long-term assets	(1,726,911)	207,240
Accounts payable	(2,005,522)	(6,982,666)
Accrued expenses and other liabilities	(146,805)	(816,080)

Net cash used in operating activities	(24,795,543)	(14,247,888)

Cash flows from investing activities:
Purchases of property and equipment	(153,420)	(510,727)
Capitalized patents	(222,175)	(372,139)
Proceeds from sale of property and equipment	370,100	287,347

Net cash used in investing activities	(5,495)	(595,519)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(30,198,924)	9,023,223
Proceeds from notes payable	29,775,000	—
Payment of short and long-term debt	(1,316)	(1,195)
Restricted cash related to line of credit	2,000,000	—
Proceeds from issuance of common stock under equity compensation plans	1,962	18,257
Proceeds from issuance of Series J Redeemable Convertible Preferred Stock	17,475,000	—
Placement agent commissions on private placements	(217,880)	—

Net cash provided by financing activities	18,833,842	9,040,285

Effect of exchange rate changes on cash	84,859	(415,638)

Net decrease in cash	(5,882,337)	(6,218,760)
Cash and cash equivalents balance at beginning of period	11,195,412	15,834,077

Cash and cash equivalents balance at end of period	$5,313,075	$9,615,317

Supplemental disclosures:
Interest paid during the period	$1,059,079	$815,497

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(30,198,619)	$—

Deemed dividends on issuance of Pegasus Guaranty Warrants	$(570,574)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures products internally and through its contract manufacturers in Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K originally filed with the SEC on March 31, 2014.

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

Restricted Cash

As of March 31, 2014, as required by the Company’s five-year term loan (the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. As of December 31, 2013, as required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”), the Company was required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2014 and December 31, 2013, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $436,000 and $475,000, respectively.

As of March 31, 2014, there were $17.6 million of eligible accounts receivable pledged as collateral for the two year delayed draw term loan (the “Medley Delayed Draw Loan”) entered into on February 19, 2014 with Medley. As of December 31, 2013, there were $6.8 million of eligible accounts receivable pledged as collateral for the Wells Fargo ABL.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once such terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the three months ended March 31, 2014 were as follows:

Warranty provision as of December 31, 2013	$3,231,991
Additions to provision	509,201
Less warranty costs	(746,620)

Warranty provision as of March 31, 2014	$2,994,572

Fair Value Measurements

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at amounts that approximate their fair value due to the short-term maturity of these instruments.

The Riverwood Warrants, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 9 below), the Pegasus Warrants and Series J Warrants, (each as defined in Note 8 below) and Medley Warrants and Pegasus Guaranty Warrants (each as defined in Note 6 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period.

NOTE 3.	LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $774.8 million and stockholders’ deficit of $480.5 million as March 31, 2014. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo under a credit facility, which facility was replaced by a borrowing facility with Medley in February 2014, and sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and the Company’s preferred stock, par value $0.001 per share (the “Preferred Stock”) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. While affiliates of Pegasus Capital have led many of our capital raises, the Series J Preferred Offering and the Series H and I Preferred Offering, (defined in Note 9 below) also involved parties other than Pegasus Capital and its affiliates.

On February 19, 2014, the Company entered into an agreement with Medley (the “Medley Loan Agreement”) pursuant to which the Company obtained a five-year term loan in the amount of $30.5 million and the Medley Delayed Draw Loan. The Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

As of March 31, 2014, the Company had cash and cash equivalents of $5.3 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Medley Delayed Draw Loan provides the Company with a borrowing capacity of up to $22.5 million, which capacity is equal to the sum of (i) 85% of the Company’s eligible accounts receivable, (ii) 60% of the Company’s eligible inventory, and (iii) qualified cash less any reserves imposed by Medley for the benefit of the Company (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Medley Delayed Draw Loan and (ii) $3.0 million in restricted cash. The Company is required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with a maximum capital expenditure limits.

The Company believes that it will have sufficient capital to fund its operations for at least the next 12 months based on its current business plan and assumptions of future results. The Company’s current business plan includes a focus on increasing revenue by updating and expanding its product offerings and capitalizing on the known product needs of its existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. However, sources of liquidity may not be available in an amount or on terms that are acceptable to the Company.

NOTE 4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013

Raw materials and components	$4,284,989	$6,868,139
Work-in-process	524,641	1,599,089
Finished goods	16,432,399	10,593,891

Total inventory, net	$21,242,029	$19,061,119

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the consigned inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $963,000 and $693,000 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, inventories were stated net of inventory write downs of $23.9 million and $24.1 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013

Leasehold improvements	$1,495,681	$1,486,628
Office furniture and equipment	1,140,269	1,141,314
Computer hardware and software	9,035,364	8,802,484
Tooling, production and test equipment	15,078,146	16,141,358
Vehicles	1,420	—
Construction-in-process	152,606	325,252

Total property and equipment	26,903,486	27,897,036
Accumulated depreciation	(21,726,439)	(21,398,431)

Total property and equipment, net	$5,177,047	$6,498,605

Depreciation related to property and equipment was $1.1 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets are detailed below as of March 31, 2014 and December 31, 2013:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2014:
Technology and intellectual property	$2,233,829	$(174,875)	$2,058,954	2.4 to 20.0 years

December 31, 2013:
Technology and intellectual property	$2,011,654	$(161,243)	$1,850,411	2.7 to 20.0 years

Total intangible amortization expense was $14,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6.	LINES OF CREDIT AND NOTE PAYABLE

Medley Delayed Draw Loan

On February 19, 2014, the Company, entered into the Medley Delayed Draw Loan. The Medley Delayed Draw Loan may be borrowed and re-borrowed on a revolving basis by the Company, from the closing date through June 2014 (the “Revolving Loan Termination Date”). Following the Revolving Loan Termination Date, the remaining maximum amount of the Medley Delayed Draw Loan may be drawn by the Company from time to time, provided that such loan may not be re-borrowed once repaid, subject to certain exceptions. Borrowings under the Medley Delayed Draw Loan are limited by a borrowing base equal to the sum of (i) 85% of eligible accounts, (ii) 60% of inventory, and (iii) qualified cash, less any reserves imposed by Medley. Each draw on the Medley Delayed Draw Loan made by the Company after June 30, 2014 is subject to a $2.0 million liquidity requirement and the payment of a funding fee based upon the amount of the applicable draw being funded. As of March 31, 2014, the Company had $10.0 million outstanding under the Medley Delayed Draw Loan and additional borrowing capacity of $12.5 million.

As of March 31, 2014, eligible collateral included $17.6 million of accounts receivable, $19.8 million of inventory and $5.3 million of qualified cash. From February 19, 2014 through the Revolving Loan Termination Date, the Medley Delayed Draw Loan bears interest at a floating rate equal to three month LIBOR plus 10.5% per annum, payable in cash monthly in arrears. As of March 31, 2014, the interest rate on the Medley Delayed Draw Loan was 10.7%. Following the Revolving Loan Termination Date, the Medley Delayed Draw Loan bears interest equal to three month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remainder is payable in cash monthly in arrears. The outstanding principal balance and all accrued and unpaid interest on the Medley Delayed Draw Loan is due and payable on February 19, 2016.

Medley Term Loan

On February 19, 2014, the Company, entered into the Medley Term Loan in the amount of $30.5 million. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the term loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of March 31, 2014, the interest rate on the Medley Term Loan was 12.2%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account in which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of March 31, 2014 the balance of the Medley Term Loan was $26.8 million, which included the initial loan balance of $30.5 million offset by a discount of $725,000 related to the commitment fees paid to Medley and a discount of $3.2 million related to the Medley Warrants (discussed below). In addition, the Company recognized and $84,000 accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $70,000 of accrued interest for the period from February 19, 2014 to March 31, 2014.

Medley Warrants

On February 19, 2014, and in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants have an exercise price equal to $0.95 and, if unexercised, expire on February 19, 2024. The Medley Warrants were not exercisable until the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to a number sufficient to permit the Company to reserve shares of Common Stock for issuance upon the exercise or conversion in full of all of the Company’s outstanding securities that are convertible into or exercisable or exchangeable for shares of Common Stock (the “Charter Amendment”). The Charter Amendment was effective April 14, 2014.

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in fair value of the Medley Warrants are measured and recorded at the end of each quarter. The change in fair value of the Medley Warrants was $75,000 for the period from February 19, 2014 (the date of issuance of the Medley Warrants) to March 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. Accretion of the discount on the Medley Term Loan for the period from February 19, 2014 to March 31, 2014 of $69,000 was included in interest expense.

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

Pegasus Guaranty and Pegasus Guaranty Warrants

Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). The Pegasus Guaranty was recorded as debt issuance costs at fair value on the date of issuance. The fair value was determined to be $2.8 million as of February 19, 2014, using an implied interest rate analysis. The debt issuance costs will be amortized as non-cash interest expense over the life of the Medley Term Loan. As consideration for the Pegasus Guaranty, on February 19, 2014, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants have an exercise price equal to $0.50 and, if unexercised, expire on February 19, 2024. The Pegasus Guaranty Warrants were not exercisable until the Company effected the Charter Amendment. The Charter Amendment was effective April 14, 2014.

The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million as of February 19, 2014. The fair value of the Pegasus Guaranty partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The change in fair value of the Pegasus Guaranty

Warrants was $82,000 for the period from February 19, 2014 (the date of issuance of the Pegasus Guaranty Warrants) to March 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Wells Fargo

The Wells Fargo ABL provided the Company with borrowing capacity of up to $50.0 million, which capacity was equal to the sum of (i) 85% of its eligible accounts receivable plus $7.5 million of eligible inventory less certain allowances established against such accounts receivable and inventory by Wells Fargo from time to time pursuant to the Wells Fargo ABL, plus (ii) qualified cash, plus (iii) the amount of the Ares Letter of Credit Facility. On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL.

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

Ares Capital

On September 21, 2011, the Company entered into the Ares Letter of Credit Facility, a $25.0 million standby letter of credit issued by Ares Capital in favor of Wells Fargo for the benefit of the Company. On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Ares Letter of Credit Facility.

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

The Company has recorded the Series J Warrants, the Medley Warrants and the Pegasus Guaranty Warrants at their fair values using the Black Scholes valuation method and they are valued on a recurring basis at the end of each reporting period. The Company has recorded the Pegasus Warrants (as defined in Note 8 below), the Riverwood Warrants, the September 2012 Warrants and the Pegasus Commitment (each as defined in Note 9 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each reporting period.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2014
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3

Assets (Recurring):
Pegasus Commitment	$—	$—	$1,840,000

Liabilities (Recurring):
Riverwood Warrants	$—	$—	$7,056,079
September 2012 Warrants	—	—	1,840,000
Pegasus Warrant	—	—	3,900,000
Series J Warrants	—	—	38,639,971
Medley Warrants	—	—	3,245,315
Pegasus Guaranty Warrants	—	—	3,418,558

	$—	$—	$58,099,923

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the three months ended March 31, 2014:

	Balance December 31, 2013	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance March 31, 2014
Pegasus Commitment	$1,407,335	$432,665	$—	$—	$1,840,000
Riverwood Warrants	(5,002,664)	(2,053,415)	—	—	(7,056,079)
September 2012 Warrants	(1,407,335)	(432,665)	—	—	(1,840,000)
Pegasus Warrant	(2,765,047)	(1,134,953)	—	—	(3,900,000)
Series J Warrants	—	(26,134,232)	(12,505,739)		(38,639,971)
Medley Warrants	—	(74,954)	(3,170,361)	—	(3,245,315)
Pegasus Guaranty Warrants	—	(81,984)	(3,336,574)	—	(3,418,558)

Total	$(7,767,711)	$(29,479,538)	$(19,012,674)	$—	$(56,259,923)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the three months ended March 31, 2013:

	Balance December 31, 2012	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance March 31, 2013
Pegasus Commitment	$1,360,000	$160,000	$—	$—	$1,520,000
Riverwood Warrants	(7,960,705)	361,850	—	—	(7,598,855)
September 2012 Warrants	(1,360,000)	(160,000)	—	—	(1,520,000)

Total	$(7,960,705)	$361,850	$—	$—	$(7,598,855)

NOTE 8.	SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

Initial Series J Offering

From September 11, 2013 through November 18, 2013, the Company issued an aggregate of 20,000 shares of its Series J Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), at a price of $1,000 per share (the “Stated Value”) for aggregate proceeds of $20.0 million (the “Initial Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement (the “Series J Subscription Agreement”) entered into between the Company, PCA Holdings, Holdings II and RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and together with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”). The Company issued 13,657, 2,500, 2,394 and 1,449 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and other accredited investors, respectively. As compensation for advisory services provided by Pegasus, on September 11, 2013 the Company issued a warrant to Holdings II, (the “Pegasus Warrant”) representing the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise.

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

The Company is required to redeem all outstanding shares of Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) upon the Company’s receipt of a notice from the holders of Series H Preferred Stock that would require the Company to redeem the shares of Series H Preferred Stock pursuant to the Series H Certificate of Designation. The redemption of any shares of Series J Preferred Stock would be senior and prior to any redemption of Series H Preferred Stock or Series I Preferred Stock and any holder of shares of Series J Preferred Stock may elect to have less than all or none of such holder’s shares of Series J Preferred Stock redeemed. At any time after the Company has redeemed any shares of Series H Preferred Stock, at any time thereafter each holder of shares of Series J Preferred Stock may elect to have all or a portion of such holder’s shares of Series J Preferred Stock redeemed by the Company for an amount in cash equal to the Liquidation Amount of such shares of Series J Preferred Stock.

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

Follow-On Series J Offering

Between January 3, 2014 and March 7, 2014, the Company issued an aggregate of 17,475 units of its securities (the “Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $17.5 million (the “Follow-On Series J Offering”). Each Series J Security consists of (i) one share of the Company’s Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements (the “Follow-On Subscription Agreements”) between the Company, PCA Holdings, Holdings II, Riverwood Holdings, Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”) and certain other accredited investors. The Company issued 6,000, 6,000, 2,860, 2,570 and 45 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively.

The Follow-On Series J Offering was deemed to be a “Qualified Follow-On”, as such term is used and defined in the Series J Certificate of Designation and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the existing holders of Series J Preferred Stock (the “Initial Series J Investors”). As a result, and in accordance with the Existing Subscription Agreements, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”).

Accordingly, on January 3, 2014, each of LSGC Holdings II, PCA LSG and Riverwood Holdings received Series J Warrants to purchase 36,191,050, 6,625,000 and 6,344,100 shares of Common Stock, respectively, in addition to the shares of Series J Preferred Stock purchased pursuant to the Existing Subscription Agreements. Pursuant to the terms of the Series J Certificate of Designation and the Existing Subscription Agreement, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock and elected to participate in the Series J Exchange with respect to all of their previously purchased shares of Series J Preferred Stock, all of the Initial Series J Investors were required to participate in the Series J Exchange. As of March 7, 2014, the Company had issued an aggregate of 37,475 shares of Series J Preferred Stock and Series J Warrants to purchase 99,308,750 shares of Common Stock.

In the Initial Series J Preferred Offering and the Follow-On Series J Offering, the Company issued an aggregate of 19,657 Series J Securities to Holdings II, 8,500 Series J Securities to PCA Holdings, 5,254 Series J Securities to Riverwood, 2,570 Series J Securities to Zouk and 1,494 Series J Securities to certain other accredited investors.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. As of March 31, 2014, Series J Preferred Stock redemption value included an aggregate deemed dividend of $30.2 million with an offset in additional paid-in capital.

Pegasus Warrant

The Pegasus Warrant was issued to Holdings II on September 11, 2013, in consideration for advisory services provided by Pegasus. The Pegasus Warrant represents the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds $523.9 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to $523.9 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was an increase in fair value of the Pegasus Warrant of $1.1 million for the three months ended March 31, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Series J Warrants

Each Series J Warrant represents the right to purchase one share of Common Stock at an exercise price $0.001 and if unexercised, expires on January 3, 2019. The Series J Warrants are considered derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging” due to the Company not having adequate shares available for issuance on the date that such warrants were issued. The Series J Warrants were recorded as a liability of $12.4 million based on an allocated portion of the cash proceeds of the Follow on Series J Offering at issuance. Changes in fair value are measured and recorded at the end of each quarter using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $26.1 million for the period from date of issuance of the Series J Warrants to March 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The Series J Warrants were not exercisable until the Company effected the Charter Amendment. The Charter Amendment was effective April 14, 2014, at which point the Series J Warrants were deemed equity instruments.

NOTE 9.	SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into a preferred stock subscription agreement (the “Series H and I Subscription Agreement”) with Riverwood and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and 6,364 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock” and together with the Series H Preferred Stock, the “Series H and I Preferred Shares”) at a price of $1,000 per Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. In conjunction with the Series H and I Preferred Offering, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company in connection with the Series H and I Preferred Offering, the Company issued a warrant to Riverwood Management (the “Riverwood Warrant”) representing the right to purchase 18,092,511 shares of Common Stock at a variable exercise price.

On September 25, 2012, the Company also entered into a separate preferred stock subscription agreement (together, the “September 2012 Subscription Agreements”) with each of (i) Portman Limited (“Portman”) and (ii) Zouk, pursuant to which the Company issued 49,000 shares of Series H Preferred Stock at a price of $1,000 per shares of Series H Preferred Stock (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, the Company also issued warrants to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000, 3,406,041 and 593,959 shares of Common Stock, respectively (the “September 2012 Warrants”).

The Series H and I Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such Preferred Share by (b) the $0.95 conversion price, subject to certain adjustments.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series H and I Preferred Shares are recorded as mezzanine equity because the Series H and I Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Series H and I Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value as of March 31, 2014.

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

Riverwood Warrants

The Riverwood Warrants were issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrants represent the right to purchase 18,092,511 shares of Common Stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $523.9 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Riverwood Warrants; provided that for so long as the total equity value of the Company is less than or equal to $523.9 million (as may be adjusted for subsequent capital raises) the Riverwood Warrants will not be exercisable. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Riverwood Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was an increase of $2.1 million and a decrease of $362,000 for the three months ended March 31, 2014 and 2013, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was an increase of $433,000 and an increase of $160,000 for the three months ended March 31, 2014 and 2013, respectively, and was included in additional paid-in capital.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was $433,000 and $160,000 for the three months ended March 31, 2014 and 2013, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

NOTE 10.	STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014 and 2013, the Company recorded expenses of $73,000 and $0, respectively, related to restricted stock awards to the Company’s directors and $0 and $20,000, respectively, related to stock options issued to the Company’s directors.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Cage as part of his compensation package. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the three months ended March 31, 2013, the Company recorded a $21,000 expense related to the restricted stock award issued to Messrs. Cage and Knight.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of Common Stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of Common Stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the Agreement for an additional three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of Common Stock. The number of shares of Common Stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. As of March 9, 2014, as a result of Follow-On Series J Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $1.95 to $1.50 per share of Common Stock. The number of shares of Common Stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,123,715 to 6,657,571 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of March 31, 2014, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	750,780	$ 4.21 to $ 4.23	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,657,571	$ 1.50	2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$ 0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$ 0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$ 0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$ 1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

Investors in Series J offering	Series J Warrants	99,308,750	$ 0.001	January 3, 2019

Medley	Medley Debt	10,000,000	$ 0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000	$ 0.50	February 19, 2024

		163,640,120

As of March 31, 2014, the Series D Warrants, the warrants held by Aquillian Investments LLC and a portion of the THD Warrants were fully vested and exercisable. The September 2012 Warrants will become exercisable on October 9, 2015. Per the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2013 and 1,331,514 shares issuable pursuant to the THD Warrant vested during both the years ended December 31, 2012 and 2011, for total warrants vested of 2,663,028, when the product purchases for these periods satisfied the prescribed vesting conditions, and 2,663,028 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these were not exercisable as of March 31, 2014 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $523.9 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant). Pursuant to the terms of the Series J Warrants, the Medley Warrants and the Pegasus Guaranty Warrants, these were not exercisable as of March 31, 2014 because the Charter Amendment was not yet effective.

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of March 31, 2014 and 2013, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the three months ended March 31, 2014 and 2013 and, accordingly, recorded reductions in revenue of $91,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 11:	EARNINGS (LOSS) PER SHARE

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the LSGC Holdings Class C Interests (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of Common Stock to the Company less any shares of Common Stock previously distributed by LSGC Holdings to Continental Casualty Company. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental Casualty Company. Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three months ended March 31, 2014 and 2013, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Pegasus Guaranty Warrants, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Pegasus Guaranty Warrants (See Note 6 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended March 31
	2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(32,984,078)	$(7,109,885)	$(13,677,046)	$(2,801,158)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants attributable to controlling shareholders	570,574	(570,574)	—	—
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(24,843,481)	(5,355,138)	—	—

Undistributed net loss	$(57,256,985)	$(13,035,597)	$(13,677,046)	$(2,801,158)

Basic and diluted weighted average number of common shares outstanding	170,973,536	36,854,212	170,632,589	34,946,783

Basic and diluted net loss per common share	$(0.33)	$(0.35)	$(0.08)	$(0.08)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 109.4 million and 497,000 common stock equivalents as of March 31, 2014 and 2013, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 12:	RELATED PARTY TRANSACTIONS

On May 25, 2012, the Company entered into a Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 87.0% of the Company’s Common Stock as of March 31, 2014.

On February 19, 2014, the Company entered into the Pegasus Guaranty and as consideration for the Pegasus Guaranty the Company issued the Pegasus Guaranty Warrants. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of Common Stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services. During the three months ended March 31, 2014 and 2013, the Company incurred $609,000, and $600,000, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expenses.

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

On September 25, 2012, and in connection with the September 2012 Preferred Offering each of Pegasus Capital, Riverwood Holdings, Portman and Zouk entered into a Fee Waiver Letter Agreement, pursuant to which the parties agreed to suspend payment of the fees payable in connection with their respective support services or other agreements between the Company and such parties until revoked by their unanimous written consent.

During the three months ended March 31, 2014 and 2013, the Company incurred consulting fees of $0 and $15,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expenses. T&M Protection Resources is a security company affiliated with Pegasus Capital.

On January 3, 2014, the Company issued 2,000 and 6,000 Series J Preferred Securities to PCA Holdings and Holdings II, respectively for total proceeds of $8.0 million. On January 9, 2014, the Company issued 4,000 Series J Preferred Securities to PCA Holdings for total proceeds of $4.0 million.

On January 3, 2014, the Company issued 2,860 Series J Preferred Securities to Riverwood Holdings for total proceeds of $2.9 million. On January 9, 2014, the Company issued 2,570 Series J Preferred Securities to Zouk for total proceeds of $2.6 million.

NOTE 13.	CONCENTRATIONS OF CREDIT RISK

For the three months ended March 31, 2014 and 2013, the Company had one customer whose revenue represented 78% and 47% of total revenue, respectively.

As of March 31, 2014 and 2013, the Company had one customer whose accounts receivable balance represented 87% and 50% of accounts receivable, net of allowances, respectively.

NOTE 14.	RESTRUCTURING EXPENSES

The following table summarizes our restructuring expenses and related charges for the following periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
Broad based reduction of facilities and personnel (1)	$90,776	$—
Mexico Closing (2)	—	99,004
Organization Optimization Initiative (3)	114,277	—

Total	$205,053	$99,004

(1)	These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in our foreign subsidiaries. In addition to the charges noted above, the Company expects to incur approximately $100,000 additional expense throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred in the first half of 2014.
(2)	On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico, which was substantially complete as of December 31, 2013. During the three months ended March 31, 2013, expenses incurred related to termination of the lease on the Mexico manufacturing facility.
(3)

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of 10 members of management in the United States following the completion of the Series H and I Preferred Offering in May 2012 and the closing of the Company’s offices in the United Kingdom and Australia. For the three months ended March 31, 2014, these expenses relate to the final liquidation of the Australian entity.

As of March 31, 2014, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Other Exit Costs	Total
Accrued liability as of December 31, 2013	$699,832	$276,956	$976,788
Charges	182,100	117,960	300,060
Reversals	—	(95,007)	(95,007)
Payments	(337,270)	(140,143)	(477,413)

Accrued liability as of March 31, 2014	$544,662	$159,766	$704,428

The remaining accrual as of March 31, 2014, of $704,000 is expected to be paid during the year ending December 31, 2014.

The restructuring and other related charges are included in the line item restructuring expenses in the condensed consolidated statement of operations and comprehensive loss.

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and several other parties in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), named as defendants the Company; Pegasus and nine other entities affiliated with Pegasus; Richard Weinberg, a former Director of the Company and former interim Chief Executive Officer of the Company and a former partner of Pegasus; Gregory Kaiser, a former Chief Financial Officer of the Company; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violation of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In February 2014, Geveran filed a motion to amend their first amended complaint, seeking to assert a claim for punitive damages against the defendants; that motion has been fully briefed and is scheduled to be heard before the court on June 30, 2014. The case is currently in the discovery stage.

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

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), Directors and Officers insurance coverage will be available to cover the Company’s legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, or if Geveran is successful on its claim for punitive damages, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. The Company has also been paying, and expects to continue to pay, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the Company’s private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. While the case is in its early stages and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claim for rescission that a grant of the remedy of rescission is unlikely and the amount of possible loss, if any, cannot be reasonably estimated.

NOTE 16.	SUBSEQUENT EVENTS

On April 25, 2014, the Company entered into a three year asset based revolving credit facility (the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”) providing the Company with a borrowing capacity of up to $22.5 million, which capacity is equal to the sum of (i) 85% of the Company’s eligible accounts receivable, (ii) 60% of the Company’s eligible inventory, and (iii) qualified cash less any reserves imposed by First Capital for the benefit of the Company (collectively, the “Borrowing Base”). The Company utilized proceeds from the FCC ABL to repay its outstanding obligations under the Medley Delayed Draw Loan. Under the FCC ABL, funds may be borrowed and re-borrowed on a revolving basis, from the closing date through April 25, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Company Overview

We are an innovator and leading provider of LED lighting technology. We design, develop, manufacture and market advanced illumination products that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications and include LED lighting technology with light and color tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a residential retail lighting source.

Our strategic plan for the next three years consists of creating strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. We also intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the operational inefficiencies that have negatively impacted our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. Our goals include improving our gross margin, reducing our operating expenses and shortening our product development cycles. In the first quarter of 2014, we believe we have made progress towards achieving these goals with the transition of a majority of our lamp and fixture manufacturing activities from our facilities in Florida and our contract manufacturer in Mexico to manufacturing and development partners in Asia. We began this transition in the third quarter of 2013 and expect it to be fully completed during the first half of 2014. We plan to work with our new partners in Asia to continue to find ways to lower our product costs, primarily through supply chain improvements and more efficient management of routine engineering functions, and to expand our product offering and shorten our product introduction cycles. By outsourcing these functions and contracting our manufacturing process at a fixed cost per product, we expect a more stable operating environment accompanied by greater visibility into the gross margin profile of our business. We believe these changes will also allow us to focus our product development resources on new product conceptualization, industrial design activities and intellectual property creation, which is a source of competitive advantage for us.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at our retailers and by conducting high visibility national media promotions with our key customers. In October 2013, we launched our GoodNight and Awake&Alert lights, our biologically corrected consumer lighting products. We also continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for our brand and our technology.

In addition to our operational changes, we have also replaced our lending facilities with facilities that provide us with more flexible borrowing terms. On February 19, 2014, we entered into an agreement (the “Medley Loan Agreement”) with Medley Capital Corporation (“Medley”) pursuant to which we received a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”). The Medley Delayed Draw Loan provides us with borrowing capacity of up to a maximum of $22.5 million. We utilized proceeds from the Medley Term Loan to repay outstanding obligations under our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo”), which is supported by the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”).

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Revenue	$25,925,841	$19,981,607
Cost of goods sold	23,235,346	18,113,115

Gross profit	$2,690,495	$1,868,492

GAAP gross profit percentage	10.4%	9.4%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a $5.9 million increase in sales during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, which primarily resulted from an increase in sales to The Home Depot in the current period. We experienced a $10.9 million increase in sales to The Home Depot for the three months ended March 31, 2014 resulting from increased sales of our lamp products at its stores, which was partially offset by a $4.9 million decrease in sales to multiple other customers.

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

Our gross margin was primarily affected by the impact of our on-going transition to lower cost contract manufacturers in Asia during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

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

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expenses for stock based compensation, restructuring expenses and depreciation and amortization, total operating expenses decreased by 26.1% for the three months ended March 31, 2014 while revenue increased 29.7% compared to the three months ended March 31, 2013. Total non-GAAP operating expenses represented 37.6% of revenue for the three months ended March 31, 2014 as compared to 66.0% of revenue for the three months ended March 31, 2013. For the three months ended March 31, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to both the increase in revenue and the decrease in operating expenses as we strive to reduce operating expenses.

	Three Months Ended March 31,
	2014	2013

Revenue	$25,925,841	$19,981,607

Cost of goods sold	23,235,346	18,113,115
Deduct:
Provisions for inventory write-offs	689,637	316,235

Adjusted cost of goods sold	22,545,709	17,796,880

Adjusted gross margin	$3,380,132	$2,184,727

Non-GAAP adjusted gross margin percentage	13.0%	10.9%

Total operating expense	12,019,031	17,838,801
Less:
Issuance of restricted stock for directors compensation	73,348	20,495
Non-cash stock option and restricted stock compensation expense	916,657	2,267,109
Restructuring expense	205,052	99,004
Depreciation and amortization	1,076,010	2,265,702

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$9,747,964	$13,186,491

GAAP operating expenses as a percentage of revenue	46.4%	89.3%

Non-GAAP operating expenses as a percentage of revenue	37.6%	66.0%

We believe 2013 was a transitional year as we adapted our supply chain and logistics processes to increase our capacity to develop innovative products and to better service our customers. We continued to make improvements in our forecasting and finished goods inventory management, continued the transition of our manufacturing processes to lower cost contract manufacturers and continued to enhance our new product innovation process.

We believe that the enhancements to our business initiated in 2013 improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for both organic and incremental growth. We believe these improvements will allow us to capitalize on the innovative, science backed and creative engineering talent at our Satellite Beach headquarters, which we believe provides us with a competitive advantage. In addition to servicing mainstream retail and commercial opportunities for their conventional lighting needs, we will look to expand our innovative product offerings across multiple industry verticals.

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

Recent Events

On April 25, 2014, we entered into a three year asset based revolving credit facility (the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”) which provides us with a borrowing capacity of up to $22.5 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable, (ii) 60% of our eligible inventory, and (iii) qualified cash less any reserves imposed by First Capital for our benefit. We utilized proceeds from the FCC ABL to repay our outstanding obligations under the Medley Delayed Draw Loan. Under the FCC ABL, funds may be borrowed and re-borrowed on a revolving basis, from the closing date through April 25, 2017.

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) they require us to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 as set forth herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013

Revenue	$25,925,841	$19,981,607	5,944,234	29.7%	100.0%	100.0%

Cost of goods sold	23,235,346	18,113,115	5,122,231	28.3%	89.6%	90.6%

Selling, distribution and administrative	9,193,945	13,087,252	(3,893,307)	-29.7%	35.5%	65.5%

Research and development	1,544,024	2,386,843	(842,819)	-35.3%	6.0%	11.9%

Restructuring expense	205,052	99,004	106,048	107.1%	0.8%	0.5%

Depreciation and amortization	1,076,010	2,265,702	(1,189,692)	-52.5%	4.2%	11.3%

Interest income	411	516	(105)	*	0.0%	0.0%

Interest expense	(1,343,225)	(875,943)	(467,282)	53.3%	-5.2%	-4.4%

(Increase) decrease in fair value of liabilities under derivative contracts	(29,479,538)	361,850	(29,841,388)	*	-113.7%	1.8%

Other income, net	56,925	5,682	51,243	*	0.2%	0.0%

Net loss	$(40,093,963)	$(16,478,204)	(23,615,759)	143.3%	-154.6%	-82.5%

*	Variance is not meaningful.

Revenue

Revenue increased $5.9 million, or 29.7%, to $25.9 million for the three months ended March 31, 2014 from $20.0 million for the three months ended March 31, 2013. The increase in revenue was primarily a result of increased sales to The Home Depot in the current period. We experienced a $10.9 million increase in sales to The Home Depot for the three months ended March 31, 2014 compared to sales for the three months ended March 31, 2013, with a $4.9 million offsetting decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold increased $5.1 million, or 28.3%, to $23.2 million for the three months ended March 31, 2014 from $18.1 million for the three months ended March 31, 2013. The increase in cost of goods sold was primarily due to the corresponding increase in sales during the three months ended March 31, 2014.

Cost of goods sold as a percentage of revenue decreased for the three months ended March 31, 2014 to 89.6% (or a gross margin of 10.4%) as compared to 90.6% (or a gross margin of 9.4%) for the three months ended March 31, 2013. The decrease in cost of goods sold as a percentage of revenue was primarily affected by the impact of our on-going transition to lower cost contract manufacturers in Asia during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.9 million, or 29.7%, to $9.2 million for the three months ended March 31, 2014 from $13.1 million for the three months ended March 31, 2013, and decreased as a percentage of revenue to 35.5% for the three months ended March 31, 2014 from 65.5% for the three months ended March 31, 2013. The decrease in selling, distribution and administrative expenses was primarily due to a $3.0 million decrease in personnel related expenses due to the workforce reductions in the fourth quarter of 2013, a $509,000 decrease due to the closing of our facilities in Mexico in March 2013, a $384,000 reduction in commission to agents, due to special promotions offered in the first quarter of 2013 that were not repeated in 2014 and a $333,000 decrease in facilities and personnel costs due to the winding down of our operations in the Netherlands. These decreases were partially offset by a $466,000 increase in third party consulting fees.

Research and Development

Research and development expense decreased $843,000, or 35.3%, to $1.5 million for the three months ended March 31, 2014 from $2.4 million for the three months ended March 31, 2013, and decreased as a percentage of revenue to 6.0% for the three months ended March 31, 2014 from 11.9% for the three months ended March 31, 2013. The decrease in research and development expenses was primarily due to a $761,000 decrease in personnel related expenses due to the workforce reductions in the fourth quarter of 2013 and a $127,000 decrease in prototyping expenses as we continued our efforts to reduce our costs.

Restructuring

Restructuring expense increased $106,000, or 107.1%, to $205,000 for the three months ended March 31, 2014 from $99,000 for the three months ended March 31, 2013. Restructuring expenses for the three months ended March 31, 2014 consisted of $182,000 in severance and termination benefits related to additional headcount reductions in the United States and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary. Restructuring expenses for the three months ended March 31, 2013 consisted of $99,000 related to termination of the lease on the Mexico manufacturing facility.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million, or 52.5%, to $1.1 million for the three months ended March 31, 2014 from $2.3 million for the three months ended March 31, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities and personnel.

Interest Expense

Interest expense increased $467,000 or 53.3%, to $1.3 million for the three months ended March 31, 2014 from $876,000 for the three months ended March 31, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan and the Medley Delayed Draw Loan. Interest expense for the three months ended March 31, 2014 consisted primarily of $651,000 of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, $264,000 of interest expense and fees related to the Wells Fargo ABL and $426,000 of interest expense related to the Ares Letter of Credit Facility. Interest expense for the three months ended March 31, 2013 consisted primarily of $213,000 of interest expense and fees related to the Wells Fargo ABL and $662,000 of interest expense related to the Ares Letter of Credit Facility

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 units of our securities (the “Series J Securities”) with each Series J Security consisting of (i) one share of our Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Warrants were accounted for as liabilities and their fair value as of March 31, 2014, was determined using the Black Scholes valuation method. The fair value of the outstanding Series J Warrants increased by $26.1 million for the period from the date of issuance of the Series J Warrants to March 31, 2014. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of March 31, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants increased by $157,000 for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to March 31, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to Holdings II and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrants”). The Riverwood Warrants were accounted for as a liability and the fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants increased by $3.2 million for the three months ended March 31, 2014 and decreased by $362,000 for the three months ended March 31, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other Income, Net

Other income, net increased $51,000 for the three months ended March 31, 2014 to other income of $57,000 from other income of $6,000 for the three months ended March 31, 2013. Other income for the three months ended March 31, 2014 consisted primarily of a $44,000 foreign exchange gain and $12,000 of miscellaneous income. Other income for the three months ended March 31, 2013 consisted primarily of a $38,000 foreign exchange gain and $9,000 of miscellaneous income, partially offset by $40,000 in late payment charges.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $774.8 million and stockholders’ deficit of $480.5 million as of March 31, 2014. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from Wells Fargo and currently Medley and sales of Common Stock and Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings, Holdings II and PCA Holdings, which together with its affiliates, is the Company’s controlling stockholder. While affiliates of Pegasus Capital have led many of our capital raises, the Series J Preferred Offering and our Series H and I Preferred Offering in 2012 also involved parties other than Pegasus Capital and its affiliates.

On February 19, 2014, we entered into the Medley Delayed Draw Loan and the $30.5 million Medley Term Loan. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

As of March 31, 2014, we had cash and cash equivalents of $5.3 million and an additional $3.0 million in cash subject to restrictions pursuant to the Medley Delayed Draw Loan. The Medley Delayed Draw Loan provides us with a borrowing capacity of up to $22.5 million, which capacity is equal to the sum of (i) 85% of our eligible accounts receivable, (ii) 60% of our eligible inventory, and (iii) qualified cash less any reserves imposed by Medley for the benefit of the Company (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the Medley Delayed Draw Loan and (ii) $3.0 million in restricted cash. We are required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

We believe we will have sufficient capital to fund our operations for at least the next 12 months based on our current business plan and the assumptions set forth therein. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if we do not adequately execute upon our business plan or our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. However, our sources of liquidity may not be available in an amount or on terms that are acceptable to us.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Cash flow activities:
Net cash used in operating activities	$(24,795,543)	$(14,247,888)
Net cash used in investing activities	(5,495)	(595,519)
Net cash provided by financing activities	18,833,842	9,040,285

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $24.8 million and $14.2 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in operating activities for the three months ended March 31, 2014 included certain non-cash reconciliation items comprised primarily of a $29.5 million increase in fair value of warrants, $1.1 million in depreciation and amortization, $990,000 of stock-based compensation expense, a $690,000 inventory write-down and a $91,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period. For the three months ended March 31, 2013, net cash used in operations included certain non-cash reconciliation items comprised primarily of $2.3 million in depreciation and amortization, $2.3 million of stock-based compensation expense and a $31,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period.

Net cash used in operating activities increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to changes in working capital. For the three months ended March 31, 2014, accounts receivable increased $9.5 million, inventories increased $3.4 million, other current and long-term assets increased $1.7 million and accounts payable decreased $2.0 million.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $5,000 and $596,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2014 was primarily due to a decrease in our capital expenditures as we focused on cost saving measures.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common and Preferred Stock. Net cash provided by financing activities was $18.8 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively. The cash provided by financing activities for the three months ended March 31, 2014 included proceeds of $29.8 million on the Medley Tem Loan, and the issuance of Series J Preferred Stock for $17.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the repayment of $30.2 million on the Wells Fargo ABL and the Ares LOC and $218,000 in fees and commissions paid in connection with the issuance of the Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: May 14, 2014	By	/s/ RICHARD H. DAVIS, JR.

Richard H. Davis, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2014	By	/s/ THOMAS C. SHIELDS

Thomas C. Shields
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 14, 2009, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2007, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed with the Secretary of State of Delaware on April 5, 2011 (previously filed as Appendix A to the Information Statement on Schedule 14C filed on March 21, 2014, File No. 0-20354, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.2	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.3	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.7	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors. (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference)

4.8	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.10	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited. (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.14	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.15	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.16	Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.17	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.18	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and PCA LSGC Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.21	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.22	Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.23	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.24	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.25	Registration Rights Amendment, dated February 19, 2014 by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.26	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.27	Warrant, dated as of February 19, 2014, by and between Lighting Science Group Corporation and Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.2	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.3	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and RW LSGC Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.4	Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.5	Term Loan Agreement, dated February 19, 2014, by and between Lighting Science Group Corporation, the lenders party thereto and Medley Capital Corporation, in its capacity as agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

10.6	Employment Agreement, dated as of March 1, 2014, by and between Lighting Science Group Corporation and Jennifer Sethre (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2014, File No. 0-20354, and incorporated herein by reference).

10.7	Loan and Security Agreement, dated April 25, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2014, File No. 0-20354, and incorporated herein by reference).

10.8	First Amendment to Term Loan Agreement, dated April 25, 2014, by and among Lighting Science Group Corporation, the Lenders signatory hereto, and Medley Capital Corporation, as administrative agent for the Lenders (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 2, 2014, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

99.1	Press Release (previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 4, 2014, File No. 0-20354, and incorporated herein by reference).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.