Form 10-Q
period 2014-06-30
LIGHTING SCIENCE GROUP CORP
filed 2014-08-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 5, 2014, was 209,604,553 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$750,412	$11,195,412
Restricted cash	3,000,000	5,000,000
Accounts receivable, net	6,542,524	7,771,623
Inventories, net	23,185,704	19,061,119
Prepaid expenses	2,639,570	1,900,025
Other current assets	124,596	358,740

Total current assets	36,242,806	45,286,919

Property and equipment, net	4,297,892	6,498,605
Intangible assets, net	2,273,343	1,850,411
Pegasus Commitment	2,000,000	1,407,335
Debt issuance costs	5,082,900	113,283
Other long-term assets	174,311	140,573

Total assets	$50,071,252	$55,297,126

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$7,493,155	$40,211,429
Current portion of long-term debt	5,261	4,998
Accounts payable	15,986,182	15,980,466
Provision for losses on non-cancelable purchase commitments	535,052	1,629,806
Accrued expenses	6,595,997	7,180,108

Total current liabilities	30,615,647	65,006,807

Note payable	27,108,114	—
Long-term debt, less current portion	5,530	8,460
Liabilities under derivative contracts	18,705,049	9,175,046

Total other liabilities	45,818,693	9,183,506

Total liabilities	76,434,340	74,190,313

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of June 30, 2014 and December 31, 2013	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of June 30, 2014 and December 31, 2013	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 70,000 shares, 37,475 and 20,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	74,950,000	40,000,000

	426,906,776	391,956,776

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 37,475 shares of Series J issued and outstanding as of June 30, 2014 and 113,609 shares of Series H, 62,365 shares of Series I and 20,000 shares of Series J issued and outstanding as of December 31, 2013

Common stock, $.001 par value, authorized 975,000,000 shares, 212,105,993 and 210,349,168 shares issued as of June 30, 2014 and December 31, 2013, respectively	212,106	210,349
Additional paid-in capital	340,350,007	331,199,891
Accumulated deficit	(786,456,379)	(734,733,900)
Accumulated other comprehensive loss	(3,618,098)	(3,768,803)
Treasury stock, 2,505,000 shares as of June 30, 2014 and December 31, 2013, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(453,269,864)	(410,849,963)

Total liabilities and stockholders’ deficit	$50,071,252	$55,297,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Revenue	$19,827,864	$19,992,942
Cost of goods sold (exclusive of depreciation shown below)	18,708,302	19,599,397

Gross profit	1,119,562	393,545

Operating expense:
Selling, distribution and administrative (includes related party expenses of $261,000 and $488,000 for the three months ended June 30, 2014 and 2013, respectively)	10,099,994	13,334,769
Research and development	1,534,582	2,757,293
Restructuring expense	793	29,828
Depreciation and amortization	1,000,313	2,026,012

Total operating expenses	12,635,682	18,147,902

Loss from operations	(11,516,120)	(17,754,357)

Other (expense) income:
Interest income	225	1,812
Interest expense	(2,002,561)	(970,639)
Related party interest expense	(138,300)	—
Decrease in fair value of liabilities under derivative contracts	1,983,150	3,075,727
Other income, net	45,090	(90,247)

Total other (expense) income	(112,396)	2,016,653

Loss before income tax expense	(11,628,516)	(15,737,704)

Income tax expense	—	—

Net loss	(11,628,516)	(15,737,704)

Foreign currency translation (loss) gain	(21,899)	41,695

Comprehensive loss	$(11,650,415)	$(15,696,009)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.04)	$(0.08)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.04)	$(0.08)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	234,753,151	170,632,589

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	58,785,605	34,978,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Revenue	$45,753,705	$39,974,549
Cost of goods sold (exclusive of depreciation shown below)	41,943,648	37,712,512

Gross profit	3,810,057	2,262,037

Operating expense:
Selling, distribution and administrative (includes related party expenses of $869,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively)	19,293,939	26,422,021
Research and development	3,078,606	5,144,136
Restructuring expense	205,845	128,832
Depreciation and amortization	2,076,323	4,291,714

Total operating expenses	24,654,713	35,986,703

Loss from operations	(20,844,656)	(33,724,666)

Other income (expense):
Interest income	636	2,328
Interest expense	(3,284,319)	(1,846,582)
Related party interest expense	(199,767)	—
(Increase) decrease in fair value of liabilities under derivative contracts	(27,496,388)	3,437,577
Other expense, net	102,015	(84,565)

Total other (expense) income	(30,877,823)	1,508,758

Loss before income tax expense	(51,722,479)	(32,215,908)

Income tax expense	—	—

Net loss	(51,722,479)	(32,215,908)

Foreign currency translation gain (loss)	150,705	(237,780)

Comprehensive loss	$(51,571,774)	$(32,453,688)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.32)	$(0.16)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.34)	$(0.16)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	203,060,746	170,632,589

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	47,908,501	34,962,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors’ compensation	1,745,753	1,746	197,622	—	—	—	199,368
Stock based compensation expense	—	—	2,218,544	—	—	—	2,218,544
Stock issued under equity compensation plans	11,072	11	3,658	—	—	—	3,669
Warrant issued to a customer	—	—	(13,055)	—	—	—	(13,055)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	—	—	(30,332,379)	—	—	—	(30,332,379)
Deemed dividends for issuance of Pegasus Guaranty Warrants	—	—	(570,574)	—	—	—	(570,574)
Series J Warrants reclassified from liability to equity	—	—	37,646,300	—	—	—	37,646,300
Net loss	—	—	—	(51,722,479)	—	—	(51,722,479)
Foreign currency translation adjustment	—	—	—	—	150,705	—	150,705

Balance June 30, 2014	212,105,993	$212,106	$340,350,007	$(786,456,379)	$(3,618,098)	$(3,757,500)	$(453,269,864)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(51,722,479)	$(32,215,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,076,323	4,291,714
Impairment of plant and equipment	—	1,328
Issuance of restricted stock and stock options for directors’ compensation	199,368	20,495
Stock based compensation expense	2,218,544	3,317,636
Non-cash sales incentive	61,521	14,114
Allowance for doubtful accounts receivable	25,758	130,385
Write-down of inventory	1,094,049	641,395
Provision for losses on non-cancelable purchase commitments	(219,791)	—
Increase (decrease) in fair value of derivative contracts	27,496,388	(3,437,577)
Amortization of debt issuance costs	1,006,589	277,105
Medley discount accretion	279,167	—
Interest accrued on Medley Term Loan	224,308	—
Loss on disposal of assets	50,199	415,401
Changes in operating assets and liabilities:
Accounts receivable	1,199,862	2,966,372
Inventories	(6,100,128)	1,904,941
Prepaid expenses	(739,662)	(858,246)
Other current and long-term assets	334,166	14,635
Accounts payable	2,153	(3,450,405)
Accrued expenses and other liabilities	(601,839)	(2,839,921)

Net cash used in operating activities	(23,115,504)	(28,806,536)

Cash flows from investing activities:
Purchases of property and equipment	(262,249)	(972,611)
Capitalized patents	(461,404)	(610,934)
Proceeds from sale of property and equipment	375,100	559,205

Net cash used in investing activities	(348,553)	(1,024,340)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(32,718,274)	24,877,028
Proceeds from notes payable	29,775,000	—
Payment of short and long-term debt	(2,667)	(2,415)
Debt issuance costs	(3,210,206)	—
Decrease in restricted cash related to line of credit	2,000,000	—
Proceeds from issuance of common stock under equity compensation plans	3,669	31,074
Proceeds from issuance of Series J Redeemable Convertible Preferred Stock	17,475,000	—
Fees incurred on private placements	(485,400)	(60,000)

Net cash provided by financing activities	12,837,122	24,845,687

Effect of exchange rate changes on cash	181,935	(347,339)

Net decrease in cash	(10,445,000)	(5,332,528)
Cash and cash equivalents balance at beginning of period	11,195,412	15,834,077

Cash and cash equivalents balance at end of period	$750,412	$10,501,549

Supplemental disclosures:
Interest paid during the period	$2,562,656	$1,799,709

Non-cash investing and financing activities:
Reclass of Series J Warrants from liabilities to equity	$37,646,300	$—

Reclass of THD Warrant from equity to liabilities	$(74,576)	$—

Fair value of Pegasus Guaranty included in debt issuance costs	$(2,766,000)	$—

Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(30,332,379)	$—

Deemed dividends on issuance of Pegasus Guaranty Warrants	$(570,574)	$—

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K originally filed with the SEC on March 31, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Restricted Cash

As of June 30, 2014, as required by the Company’s five-year term loan (the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. As of December 31, 2013, as required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”), the Company was required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2014 and December 31, 2013, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $387,000 and $475,000, respectively.

As of June 30, 2014, there were $4.7 million of eligible accounts receivable pledged as collateral for the three year asset based revolving credit facility (the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). As of December 31, 2013, there were $6.8 million of eligible accounts receivable pledged as collateral for the Wells Fargo ABL.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once such terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09, but the standard is not expected to have a significant effect on its consolidated financial statements.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the six months ended June 30, 2014 were as follows:

Warranty provision as of December 31, 2013	$3,231,991
Additions to provision	1,245,967
Less warranty costs	(1,805,663)

Warranty provision as of June 30, 2014	$2,672,295

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and other current liabilities are carried at amounts that approximate their fair value due to the short-term maturity of these instruments.

The Riverwood Warrants, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 10 below), the Pegasus Warrant and Series J Warrants, (each as defined in Note 9 below) and the Medley Warrants and Pegasus Guaranty Warrants (each as defined in Note 7 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $786.5 million and stockholders’ deficit of $453.3 million as of June 30, 2014. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo under the Wells Fargo ABL, which was replaced by the Medley Term Loan in February 2014 and the FCC ABL in April 2014, as well as sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and the Company’s preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings”), which together with its affiliates, is the Company’s controlling stockholder. While affiliates of Pegasus Capital have led many of the Company’s capital raises, each of the Initial Series J Preferred Offering (as defined in Note 9 below), the Follow-On Series J Offering (as defined in Note 9 below) and the Series H and I Preferred Offering (as defined in Note 10 below) also involved parties other than Pegasus Capital and its affiliates.

On February 19, 2014, the Company entered into an agreement with Medley (as amended from time to time the “Medley Loan Agreement”) pursuant to which the Company obtained the five-year, $30.5 million Medley Term Loan and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”). The Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL and the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”).

On April 25, 2014, the Company entered into the FCC ABL with First Capital, pursuant to which the Company obtained a three-year revolving credit facility. The Company utilized proceeds from the FCC ABL to repay its outstanding obligations under the Medley Delayed Draw Loan. The Medley Loan Agreement was amended on April 25, 2014 to, among other things, terminate the Medley Delayed Draw Loan and permit the indebtedness under the FCC ABL. As of June 30, 2014, the Company had $7.5 million outstanding under the FCC ABL and additional borrowing capacity of $6.8 million.

As of June 30, 2014, the Company had cash and cash equivalents of $750,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of outstanding letter of credit obligations (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the FCC ABL and (ii) $3.0 million in restricted cash pursuant to the Medley Loan Agreement. The Company is required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with a maximum capital expenditure limits.

The Company continues to face challenges in its efforts to achieve positive cash flows from operations and profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations and raising additional capital through public or private financing, as well as the continued support of its existing investors. The Company’s current business plan includes a focus on increasing revenue by updating and expanding its product offerings and capitalizing on the known product needs of its existing customers, as well as improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continuing in 2014. Future financing may not be available on terms acceptable to the Company, if at all. In addition, future financings involving the issuance of equity securities may be dilutive to the Company’s current stockholders.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	June 30, 2014	December 31, 2013
Raw materials and components	$1,958,065	$6,868,139
Work-in-process	430,465	1,599,089
Finished goods	20,797,174	10,593,891

Total inventory, net	$23,185,704	$19,061,119

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the consigned inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $768,000 and $693,000 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, inventories were stated net of inventory write downs of $15.1 million and $24.1 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	June 30, 2014	December 31, 2013
Leasehold improvements	$1,582,314	$1,486,628
Office furniture and equipment	1,140,244	1,141,314
Computer hardware and software	9,068,434	8,802,484
Tooling, production and test equipment	14,473,043	16,141,358
Vehicles	45,996	—
Construction-in-process	76,570	325,252

Total property and equipment	26,386,601	27,897,036
Accumulated depreciation	(22,088,709)	(21,398,431)

Total property and equipment, net	$4,297,892	$6,498,605

Depreciation related to property and equipment was $985,000 and $2.0 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation related to property and equipment was $2.1 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of June 30, 2014 and December 31, 2013 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
June 30, 2014:
Technology and intellectual property	$2,462,446	$(189,103)	$2,273,343	2.7 to 20.0 years

December 31, 2013:
Technology and intellectual property	$2,011,654	$(161,243)	$1,850,411	3.2 to 20.0 years

Total intangible amortization expense was $16,000 and $9,000 for the three months ended June 30, 2014 and 2013, respectively. Total intangible amortization expense was $29,000 and $14,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6. DEBT ISSUANCE COSTS

The Company capitalizes debt issuance costs related to issuing long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $5.1 million and $113,000 as of June 30, 2014 and December 31, 2013, respectively. In connection with the FCC ABL, the Medley Delayed Draw Loan and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the Pegasus Guaranty. The Company amortized $819,000 and $117,000 of debt issuance costs for the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $277,000 of debt issuance costs for the six months ended June 30, 2014 and 2013, respectively.

NOTE 7. LINES OF CREDIT AND NOTE PAYABLE

First Capital

On April 25, 2014, the Company, entered into the FCC ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is limited by a Borrowing Base equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of outstanding letter of credit obligations. As of June 30, 2014, the Company had $7.5 million outstanding under the FCC ABL and additional borrowing capacity of $6.8 million.

As of June 30, 2014, eligible collateral included $4.7 million of accounts receivable and $10.0 million of inventory. Borrowings under the FCC ABL bear interest at a floating rate equal to one-month LIBOR plus 4.0% per annum. As of June 30, 2014, the interest rate on the FCC ABL was 4.2%.

Medley Delayed Draw Loan

On February 19, 2014, the Company, entered into the Medley Delayed Draw Loan, which provided the Company with a borrowing capacity of up to $22.5 million. The Medley Delayed Draw Loan bore interest at a floating rate equal to three-month LIBOR plus 10.5% per annum. Proceeds from the FCC ABL were used to repay the Company’s outstanding obligations under the Medley Delayed Draw Loan on April 25, 2014.

Medley Term Loan

On February 19, 2014, the Company, entered into the Medley Loan Agreement, pursuant to which Medley provided a term loan facility in the amount of $30.5 million. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of June 30, 2014, the interest rate on the Medley Term Loan was 12.2%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of June 30, 2014 the balance of the Medley Term Loan was $27.1 million, which included the initial loan balance of $30.5 million offset by a discount of $725,000 related to commitment fees paid to Medley and a discount of $3.2 million related to the Medley Warrants (discussed below). In addition, the Company recognized $279,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $224,000 of accrued interest for the period from February 19, 2014 to June 30, 2014.

Medley Warrants

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (together, the “Medley Warrants”). The Medley Warrants have an exercise price equal to $0.95 and, if unexercised, expire on February 19, 2024. The Medley Warrants became exercisable on April 14, 2014 when the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance (the “Charter Amendment”).

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in the fair value of the Medley Warrants are measured and recorded at the end of each quarter. The change in fair value of the Medley Warrants was $215,000 for the three months ended June 30, 2014 and $140,000 for the period from February 19, 2014 (the date of issuance of the Medley Warrants) to June 30, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. Accretion of the discount on the Medley Term Loan was $195,000 for the three months ended June 30, 2014 and $279,000 for the period from February 19, 2014 to June 30, 2014 and was included in interest expense.

On February 19, 2014, the Company also entered into a registration rights agreement with Medley and Medley Opportunity Fund II LP pursuant to which the Company granted piggyback registration rights with respect to the shares of Common Stock underlying the Medley Warrants and any other shares of Common Stock that may be acquired by such parties in the future.

Pegasus Guaranty and Pegasus Guaranty Warrants

Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). The Pegasus Guaranty was recorded as debt issuance costs at fair value on the date of issuance. The fair value was determined to be $2.8 million as of February 19, 2014, using an implied interest rate analysis. The debt issuance costs will be amortized as non-cash interest expense over the life of the Medley Term Loan. As consideration for the Pegasus Guaranty, on February 19, 2014, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants have an exercise price equal to $0.50 and, if unexercised, expire on February 19, 2024. The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million as of February 19, 2014. The fair value of the Pegasus Guaranty partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in the fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The change in fair value of the Pegasus Guaranty Warrants was $213,000 for the three months ended June 30, 2014 and $131,000 for the period from February 19, 2014 (the date of issuance of the Pegasus Guaranty Warrants) to June 30, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Wells Fargo

The Wells Fargo ABL provided the Company with borrowing capacity of up to $50.0 million. On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL.

Ares Capital

On September 21, 2011, the Company entered into the Ares Letter of Credit Facility, a $25.0 million standby letter of credit issued by Ares Capital in favor of Wells Fargo for the benefit of the Company. On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Ares Letter of Credit Facility.

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company has recorded the Medley Warrants and the Pegasus Guaranty Warrants at their fair values using the Black Scholes valuation method and they are valued on a recurring basis at the end of each reporting period. The Company recorded the Series J Warrants (as defined in Note 9 below) at their fair value using the Black Scholes valuation method on the date of issuance and they were valued on a recurring basis at the end of each reporting period, as long as they were deemed a liability. The Company filed the Charter Amendment to increase the number of shares of Common Stock authorized for issuance, which was effective April 14, 2014, at which time the Series J Warrants were deemed equity instruments. As of April 14, 2014, the Series J Warrants were recorded at their fair value and reclassified from liability to additional paid-in capital and they will no longer be valued on a recurring basis. The Company has recorded the Pegasus Warrant (as defined in Note 9 below), the Riverwood Warrants, the September 2012 Warrants and the Pegasus Commitment (each as defined in Note 10 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each reporting period, as long as they are deemed a liability.

The Pegasus Guaranty was recorded at fair value on a non-recurring basis on the date of issuance using an implied interest rate analysis. The fair value was determined to be $2.8 million as of February 19, 2014 and was included in debt issuance costs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2014
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$2,000,000

Liabilities (Recurring):
Riverwood Warrants	$—	$—	$6,694,229
September 2012 Warrants	—	—	2,000,000
Pegasus Warrant	—	—	3,700,000
THD Warrant	—	—	74,576
Medley Warrants	—	—	3,030,503
Pegasus Guaranty Warrants	—	—	3,205,741

	$—	$—	$18,705,049

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the six months ended June 30, 2014:

	Balance December 31, 2013	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance June 30, 2014
Pegasus Commitment	$1,407,335	$592,665	$—	$—	$2,000,000
Riverwood Warrants	(5,002,664)	(1,691,565)	—	—	(6,694,229)
September 2012 Warrants	(1,407,335)	(592,665)	—	—	(2,000,000)
Pegasus Warrant	(2,765,047)	(934,953)	—	—	(3,700,000)
THD Warrant	—	—	—	(74,576)	(74,576)
Series J Warrants	—	(25,140,561)	(12,505,739)	37,646,300	—
Medley Warrants	—	139,858	(3,170,361)	—	(3,030,503)
Pegasus Guaranty Warrants	—	130,833	(3,336,574)	—	(3,205,741)

Total	$(7,767,711)	$(27,496,388)	$(19,012,674)	$37,571,724	$(16,705,049)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the six months ended June 30, 2013:

	Balance December 31, 2012	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance June 30, 2013
Pegasus Commitment	$1,360,000	$(80,000)	$—	$—	$1,280,000
Riverwood Warrants	(7,960,705)	3,437,577	—	—	(4,523,128)
September 2012 Warrants	(1,360,000)	80,000	—	—	(1,280,000)

Total	$(7,960,705)	$3,437,577	$—	$—	$(4,523,128)

NOTE 9. SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

Initial Series J Offering

From September 11, 2013 through November 18, 2013, the Company issued an aggregate of 20,000 shares of its Series J Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), at a price of $1,000 per share (the “Stated Value”) for aggregate proceeds of $20.0 million (the “Initial Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement among the Company, PCA Holdings, Holdings II and RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”). The Company issued 13,657, 2,500, 2,394 and 1,449 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and other accredited investors, respectively. As compensation for advisory services provided by Pegasus, on September 11, 2013 the Company issued a warrant to Holdings II, (the “Pegasus Warrant”) representing the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise.

The Series J Preferred Stock is senior to the Series H Preferred Stock (as defined in Note 10 below), the Series I Preferred Stock (as defined in Note 10 below) and the Common Stock and is entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each share of Series J Preferred Stock is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such shares of Series J Preferred Stock by (b) the $0.95 conversion price, subject to certain adjustments.

The Company is required to redeem all outstanding shares of Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) upon the Company’s receipt of a notice from the holders of Series H Preferred Stock that would require the Company to redeem the shares of Series H Preferred Stock pursuant to the Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”). The redemption of any shares of Series J Preferred Stock would be senior and prior to any redemption of Series H Preferred Stock or Series I Preferred Stock and any holder of shares of Series J Preferred Stock may elect to have less than all or none of such holder’s shares of Series J Preferred Stock redeemed. At any time after the Company has redeemed any shares of Series H Preferred Stock, at any time thereafter each holder of shares of Series J Preferred Stock may elect to have all or a portion of such holder’s shares of Series J Preferred Stock redeemed by the Company for an amount in cash equal to the Liquidation Amount of such shares of Series J Preferred Stock.

The “Liquidation Amount” of each share of Series J Preferred Stock is equal to the greater of (a) the fair market value of the Optional Conversion Shares and (b) an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 2.0.

Follow-On Series J Offering

Between January 3, 2014 and March 7, 2014, the Company issued an aggregate of 17,475 units of its securities (the “Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $17.5 million (the “Follow-On Series J Offering”). Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements between the Company and each of PCA Holdings, Holdings II, Riverwood Holdings, Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”) and certain other accredited investors. The Company issued 6,000, 6,000, 2,860, 2,570 and 45 Series J Securities to Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively.

The Follow-On Series J Offering was deemed to be a “Qualified Follow-On”, as such term is used and defined in the Amended and Restated Certificate of Designation of Series J Preferred Stock (the “Series J Certificate of Designation”) and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the existing holders of Series J Preferred Stock (the “Initial Series J Investors”). As a result, and in accordance with the Existing Subscription Agreements, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”).

Accordingly, on January 3, 2014, each of LSGC Holdings II, PCA Holdings and Riverwood Holdings received Series J Warrants to purchase 36,191,050, 6,625,000 and 6,344,100 shares of Common Stock, respectively, in addition to the shares of Series J Preferred Stock purchased pursuant to the Existing Subscription Agreements. Pursuant to the terms of the

Series J Certificate of Designation and the Existing Subscription Agreements, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock and elected to participate in the Series J Exchange with respect to all of their previously purchased shares of Series J Preferred Stock, all of the Initial Series J Investors were required to participate in the Series J Exchange. As of June 30, 2014, the Company had issued an aggregate of 37,475 shares of Series J Preferred Stock and Series J Warrants to purchase an aggregate of 99,308,750 shares of Common Stock.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. As of June 30, 2014, Series J Preferred Stock redemption value included an aggregate deemed dividend of $30.3 million, which is reflected as an offset in additional paid-in capital.

Series J Warrants

Each Series J Warrant represents the right to purchase one share of Common Stock at an exercise price $0.001 and if unexercised, expires on January 3, 2019. The Series J Warrants are considered derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging” due to the Company not having adequate shares available for issuance on the date that such warrants were issued. The Series J Warrants were recorded as a liability of $12.4 million based on an allocated portion of the cash proceeds of the Follow On Series J Offering at issuance. Changes in fair value are measured and recorded at the end of each quarter using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $994,000 and $25.1 million for the period from April 1, 2014 to April 14, 2014 when the Series J Warrants were deemed equity instruments and the period from the date of issuance of the Series J Warrants to April 14, 2014, respectively, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The Series J Warrants were not exercisable until the Company effected the Charter Amendment. The Charter Amendment was effective April 14, 2014, at which point the Series J Warrants were deemed equity instruments.

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

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a decrease of $200,000 and an increase of $935,000 in fair value of the Pegasus Warrant for the three and six months ended June 30, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

NOTE 10. SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into a preferred stock subscription agreement with Riverwood and certain other purchasers, pursuant to which the Company issued 60,705 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and 6,364 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock” and together with the Series H Preferred Stock, the “Series H and I Preferred Shares”) at a price of $1,000 per Series H and I Preferred Share (the “Series H and I Preferred Offering”), for gross proceeds of $67.1 million. In conjunction with the Series H and I

Preferred Offering, the Company entered into a Support Services Agreement (the “Riverwood Support Services Agreement”) with Riverwood Holdings and Riverwood Management. As compensation for Riverwood’s provision of certain financial and structural analysis, due diligence investigations, corporate strategy and other advice and negotiation assistance to the Company in connection with the Series H and I Preferred Offering, the Company issued warrants to Riverwood Management and certain of its affiliates (the “Riverwood Warrants”) representing the right to purchase an aggregate of 18,092,511 shares of Common Stock at a variable exercise price.

On September 25, 2012, the Company also entered into a separate preferred stock subscription agreement with each of (i) Portman Limited (“Portman”) and (ii) Zouk, pursuant to which the Company issued 49,000 shares of Series H Preferred Stock at a price of $1,000 per share of Series H Preferred Stock (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, the Company also issued warrants to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000, 3,406,041 and 593,959 shares of Common Stock, respectively (the “September 2012 Warrants”).

The Series H and I Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each Series H and I Preferred Share is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series H and I Preferred Shares are recorded as mezzanine equity because the Series H and I Preferred Shares contain terms that allow the holder to redeem the shares for cash at their option, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Series H and I Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value for the six months ended June 30, 2014.

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

The Riverwood Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was a decrease of $362,000 and an increase of $1.7 million for the three and six months ended June 30, 2014, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value of the Riverwood Warrants was a decrease of $3.1 million and $3.4 million for the three and six months ended June 30, 2013, respectively.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was an increase of $160,000 and $593,000 for the three and six months ended June 30, 2014, respectively, and was included in additional paid-in capital. The change in fair value of the September 2012 Warrants was a decrease of $240,000 and $80,000 for the three and six months ended June 30, 2013, respectively.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was an increase of $160,000 and $593,000 for the three and six months ended June 30, 2014, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period. The change in fair value of the Pegasus Commitment was a decrease of $240,000 and $80,000 for the three and six months ended June 30, 2013, respectively.

NOTE 11. STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2014, the Company recorded expense of $126,000 and $199,000, respectively, related to restricted stock awards to the Company’s directors. For the three and six months ended June 30, 2013, the Company recorded expense of $0 and $20,000, respectively, related to stock options issued to the Company’s directors.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 1,000,000 shares of restricted stock to Mr. Cage as part of his compensation package. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the three and six months ended June 30, 2013, the Company recorded expense of $60,000 and $70,000, respectively, related to the restricted stock award issued to Messrs. Cage and Knight.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of Common Stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of Common Stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the Agreement for an additional three years. As of May 25, 2012, as a result of the Series H and

I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrant, from $2.00 to $1.95 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. As of March 9, 2014, as a result of Follow-On Series J Offering, the exercise price of the THD Warrant adjusted, pursuant to the terms of such warrant, from $1.95 to $1.50 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 5,123,715 to 6,657,571 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of June 30, 2014, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	750,780	$4.21 to $4.23	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,657,571	$1.50	December 31, 2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	99,308,750	$0.001	January 3, 2019

Medley	Medley Debt	10,000,000	$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000	$0.50	February 19, 2024

		163,640,120

As of June 30, 2014, the warrants issued in connection with the Company’s previously redeemed Series D Preferred Stock, the warrants held by Aquillian Investments LLC, the Series J Warrants, the Medley Warrants and the Pegasus Guaranty Warrants and a portion of the THD Warrants were fully vested and exercisable. The September 2012 Warrants will become exercisable on October 9, 2015. Per the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2013 and 1,331,514 shares issuable pursuant to the THD Warrant vested during both the years ended December 31, 2012 and 2011, for total warrants vested of 2,663,028, when the product purchases for these periods satisfied the prescribed vesting conditions, and 2,663,028 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these were not exercisable as of June 30, 2014 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $523.9 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant).

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of June 30, 2014 and 2013, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the six months ended June 30, 2014 and 2013 and, accordingly, recorded (increase)/reductions in revenue of $(29,000) and $61,000 for the three and six months ended June 30, 2014, respectively, and $(17,000) and $14,000 for the three and six months ended June 30, 2013, respectively. The Company initially accounted for the THD Warrant as an equity instrument, but subsequently determined that it should be accounted for as a liability. This resulted in an overstatement of equity and understatement of liabilities. As of June 30, 2014, the Company reclassified the THD Warrant out of equity and recorded the fair value of the warrant of $75,000 as a liability, included in liabilities under derivative contracts. The Company determined this reclassification to be immaterial to the consolidated financial statements.

NOTE 12: EARNINGS (LOSS) PER SHARE

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the Class C Interests in LSGC Holdings (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of Common Stock to the Company less any shares of Common Stock previously distributed by LSGC Holdings to Continental Casualty Company. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental Casualty Company. Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and six months ended June 30, 2014 and 2013, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Pegasus Guaranty Warrants, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Pegasus Guaranty Warrants (See Note 7 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended June 30,
	2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(9,299,729)	$(2,328,787)	$(13,060,423)	$(2,677,281)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(106,973)	(26,787)	—	—

Undistributed net loss	$(9,406,702)	$(2,355,574)	$(13,060,423)	$(2,677,281)

Basic and diluted weighted average number of common shares outstanding	234,753,151	58,785,605	170,632,589	34,978,305

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.08)	$(0.08)

	For the Six Months Ended June 30,
	2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(41,848,973)	$(9,873,506)	$(26,737,410)	$(5,478,498)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	570,574	(570,574)	—	—
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(24,542,113)	(5,790,266)	—	—

Undistributed net loss	$(65,820,511)	$(16,234,347)	$(26,737,410)	$(5,478,498)

Basic and diluted weighted average number of common shares outstanding	203,060,746	47,908,501	170,632,589	34,962,631

Basic and diluted net loss per common share	$(0.32)	$(0.34)	$(0.16)	$(0.16)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 188.7 million and 191.0 million common stock equivalents for the three and six months ended June 30, 2014, respectively, and 108.5 million and 108.0 million common stock equivalents for the three and six months ended June 30, 2013, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 13: RELATED PARTY TRANSACTIONS

On May 25, 2012, the Company entered into a Support Services Agreement (“Pegasus Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Pegasus Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control (as defined therein) or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the Pegasus Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 86.9% of the Company’s Common Stock as of June 30, 2014.

On February 19, 2014, the Company entered into the Pegasus Guaranty and as consideration for the Pegasus Guaranty the Company issued the Pegasus Guaranty Warrants. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders. For the three and six months ended June 30, 2014, the Company recorded $138,000 and $200,000, respectively, of non-cash related party interest expense related to the amortization of the Pegasus Guaranty.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Series H and I Preferred Offering, on an as-converted basis (together with any shares of Common Stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control (as defined in the Riverwood Warrant) or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services. During the three and six months ended June 30, 2014, the Company incurred $261,000, and $869,000, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense. During the three and six months ended June 30, 2013, the Company incurred $488,000, and $1.1 million, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense.

In connection with the September 2012 Preferred Offering, the Company entered into a Support Services Agreement (the “Zouk Support Services Agreement”) with Zouk, pursuant to which the Company agreed to pay Zouk $100,000 each calendar quarter beginning with the quarter ended September 30, 2012, in exchange for certain support services during such periods. The Zouk Support Services Agreement expires upon the earlier of: (i) September 25, 2022; (ii) such date that Zouk and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the September 2012 Preferred Offering, on an as-converted basis; (iii) such date that the Company and Zouk may mutually agree in writing; (iv) a Change of Control (as defined in the September 2012 Warrants) and (v) a QPO.

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

During the both the three and six months ended June 30, 2014, the Company did not incur any consulting fees for services provided by T&M Protection Resources. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the three and six months ended June 30, 2013, the Company incurred consulting fees of $0 and $15,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expense.

On January 3, 2014, the Company issued 2,000 and 6,000 Series J Securities to PCA Holdings and Holdings II, respectively for aggregate proceeds of $8.0 million. On January 9, 2014, the Company issued 4,000 Series J Securities to PCA Holdings for aggregate proceeds of $4.0 million.

On January 3, 2014, the Company issued 2,860 Series J Securities to Riverwood Holdings for aggregate proceeds of $2.9 million. On January 9, 2014, the Company issued 2,570 Series J Securities to Zouk for aggregate proceeds of $2.6 million.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

For the three and six months ended June 30, 2014, the Company had one customer whose revenue represented 75% and 77% of total revenue, respectively. For the three and six months ended June 30, 2013, the Company had one customer whose revenue represented 51% and 49% of total revenue, respectively.

As of June 30, 2014 and December 31, 2013, the Company had one customer whose accounts receivable balance represented 63% and 55% of accounts receivable, net of allowances, respectively.

NOTE 15. RESTRUCTURING EXPENSE

The following table summarizes our restructuring expense and related charges for the following periods ended June 30:

	For the Six Months Ended June 30,
	2014	2013
Broad based reduction of facilities and personnel (1)	$91,568	$—
Mexico Closing (2)	—	95,262
Organization Optimization Initiative (3)	114,277	33,570

Total	$205,845	$128,832

(1)	These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in our foreign subsidiaries. In addition to the charges noted above, the Company expects to incur approximately $2.1 million additional expense throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred by the end of 2014.
(2)	On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico, which was substantially complete as of December 31, 2013. During the six months ended June 30, 2013, expense incurred related to termination of the lease on the Mexico manufacturing facility.
(3)	In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of 10 members of management in the United States following the completion of the Series H and I Preferred Offering in May 2012 and the closing of the Company’s offices in the United Kingdom and Australia. For the six months ended June 30, 2014, these expenses relate to the final liquidation of the Australian entity.

As of June 30, 2014, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Other Exit Costs	Total
Accrued liability as of December 31, 2013	$699,832	$276,956	$976,788
Charges	182,100	117,960	300,060
Reversals	—	(94,214)	(94,214)
Payments	(694,501)	(140,143)	(834,644)

Accrued liability as of June 30, 2014	$187,431	$160,559	$347,990

The remaining accrual as of June 30, 2014, of $348,000 is expected to be paid during the year ending December 31, 2014.

The restructuring and other related charges are included in the line item restructuring expense in the condensed consolidated statement of operations and comprehensive loss.

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, filed a lawsuit against the Company and several other parties in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), named as defendants the Company; Pegasus and nine other entities affiliated with Pegasus; Richard Weinberg, a former Director of the Company and former interim Chief Executive Officer of the Company and a former partner of Pegasus; Gregory Kaiser, a former Chief Financial Officer of the Company; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violation of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. Additionally, Geveran asserted a claim against the defendants for punitive damages. Discovery in this case was recently completed and a trial date has been set for September 29, 2014.

The Company has retained counsel, denies liability in connection with this matter and intends to vigorously defend against the claims asserted by Geveran. While the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claims. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on the Company.

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

NOTE 17. SUBSEQUENT EVENTS

On August 14, 2014, the Company issued 2,000 Series J Securities to PCA Holdings for aggregate proceeds of $2.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the operational inefficiencies that have negatively impacted our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. Our goals include improving our gross margin, reducing our operating expense and shortening our product development cycles. In the first half of 2014, we believe we made progress towards achieving these goals with the transition of a majority of our lamp and fixture manufacturing activities from our facilities in Florida and our contract manufacturer in Mexico to manufacturing and development partners in Asia. We began this transition in the third quarter of 2013 and it was fully completed during the first half of 2014. We plan to continue working with our new partners in Asia to continue to find ways to lower our product costs, primarily through supply chain improvements and more efficient management of routine engineering functions, and to expand our product offering and shorten our product introduction cycles. By outsourcing these functions and contracting our manufacturing process at a fixed cost per product, we expect a more stable operating environment accompanied by greater visibility into the gross margin profile of our business. We believe these changes will also allow us to focus our product development resources on new product conceptualization, industrial design activities and intellectual property creation, which we believe is a source of competitive advantage for us.

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

In addition to our operational changes, we have also replaced our lending facilities with facilities that provide us with more flexible borrowing terms. On February 19, 2014, we entered into an agreement (the “Medley Loan Agreement”) with Medley Capital Corporation (“Medley”) pursuant to which we received a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”). The Medley Delayed Draw Loan provides us with borrowing capacity of up to a maximum of $22.5 million. We utilized proceeds from the Medley Term Loan to repay outstanding obligations under our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo”) and the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”). On April 25, 2014, we entered into a three-year asset based revolving credit facility (the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”). We utilized proceeds from the FCC ABL to repay outstanding obligations under the Medley Delayed Draw Loan.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$19,827,864	$19,992,942	$45,753,705	$39,974,549
Cost of goods sold	18,708,302	19,599,397	41,943,648	37,712,512

Gross profit	$1,119,562	$393,545	$3,810,057	$2,262,037

GAAP gross profit percentage	5.6%	2.0%	8.3%	5.7%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. We experienced a $5.8 million increase in revenue during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase in revenue primarily resulted from a $15.4 million increase in sales to The Home Depot for the six months ended June 30, 2014 resulting from increased sales of our products at its stores, which was partially offset by a $9.6 million decrease in sales to multiple other customers.

Our financial results are dependent upon the mix and quantity of products sold, the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales, distribution and administrative, research and development and other operating expense. We continuously seek to improve our products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances can lead to inventory write-downs and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

During the six months ended June 30, 2014, our gross margin was primarily affected by our on-going transition to lower cost contract manufacturers in Asia.

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

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 29.2% and 29.3% for the three and six months ended June 30, 2014, respectively, while revenue (decreased)/increased (0.8)% and 14.5% compared to the three and six months ended June 30, 2013, respectively. Total non-GAAP operating expense represented 53.7% and 43.6% of revenue for the three and six months ended June 30, 2014, respectively, as compared to 75.2% and 70.6% of revenue for the three and six months ended June 30, 2013. For the three months ended June 30, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to the decrease in operating expense. For the six months ended June 30, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to both the increase in revenue and the decrease in operating expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$19,827,864	$19,992,942	$45,753,705	$39,974,549
Cost of goods sold	18,708,302	19,599,397	41,943,648	37,712,512
Deduct:
Provisions for inventory write-offs	689,637	325,160	1,094,049	641,395

Adjusted cost of goods sold	18,018,665	19,274,237	40,849,599	37,071,117

Adjusted gross profit	$1,809,199	$718,705	$4,904,106	$2,903,432

Non-GAAP adjusted gross profit percentage	9.1%	3.6%	10.7%	7.3%

Total operating expense	12,635,682	18,147,902	24,654,713	35,986,703
Less:
Issuance of restricted stock and stock options for directors compensation	73,348	—	199,368	20,495
Non-cash stock option and restricted stock compensation expense	916,657	1,050,527	2,218,544	3,317,636
Restructuring expense	793	29,828	205,845	128,832
Depreciation and amortization	1,000,313	2,026,012	2,076,323	4,291,714

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$10,644,571	$15,041,535	$19,954,633	$28,228,026

GAAP operating expenses as a percentage of revenue	63.7%	90.8%	53.9%	90.0%
Non-GAAP operating expenses as a percentage of revenue	53.7%	75.2%	43.6%	70.6%

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

Recent Events

On August 14, 2014, we issued 2,000 units of our securities (the “Series J Securities”) to PCA LSG Holdings, LLC (“PCA Holdings”) for aggregate proceeds of $2.0 million, with each Series J Security consisting of (i) one share of our Series J Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.001 per share (the “Series J Warrants”).

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 as set forth herein.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013
Revenue	$19,827,864	$19,992,942	(165,078)	-0.8%	100.0%	100.0%
Cost of goods sold	18,708,302	19,599,397	(891,095)	-4.5%	94.4%	98.0%
Selling, distribution and administrative	10,099,994	13,334,769	(3,234,775)	-24.3%	50.9%	66.7%
Research and development	1,534,582	2,757,293	(1,222,711)	-44.3%	7.7%	13.8%
Restructuring expense	793	29,828	(29,035)	-97.3%	0.0%	0.1%
Depreciation and amortization	1,000,313	2,026,012	(1,025,699)	-50.6%	5.0%	10.1%
Interest income	225	1,812	(1,587)	*	0.0%	0.0%
Interest expense, including related party	(2,140,861)	(970,639)	(1,170,222)	120.6%	-10.8%	-4.9%
Decrease in fair value of liabilities under derivative contracts	1,983,150	3,075,727	(1,092,577)	-35.5%	10.0%	15.4%
Other income (expense), net	45,090	(90,247)	135,337	*	0.2%	-0.5%

Net loss	$(11,628,516)	$(15,737,704)	4,109,188	-26.1%	-58.6%	-78.7%

*	Variance is not meaningful.

Revenue

Revenue decreased $165,000, or 0.8%, to $19.8 million for the three months ended June 30, 2014 from $20.0 million for the three months ended June 30, 2013. The decrease in revenue was primarily a result of decreased sales in the current period to customers other than The Home Depot. We experienced a $4.7 million increase in sales to The Home Depot for the three months ended June 30, 2014 compared to sales for the three months ended June 30, 2013, with a $4.8 million offsetting decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold decreased $891,000, or 4.5%, to $18.7 million for the three months ended June 30, 2014 from $19.6 million for the three months ended June 30, 2013. The decrease in cost of goods sold was primarily due to the corresponding decrease in sales during the three months ended June 30, 2014 and the impact of our on-going transition to lower cost contract manufacturers in Asia during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Cost of goods sold as a percentage of revenue decreased for the three months ended June 30, 2014 to 94.4% (or a gross margin of 5.6%) as compared to 98.0% (or a gross margin of 2.0%) for the three months ended June 30, 2013. The decrease in cost of goods sold as a percentage of revenue was primarily affected by our on-going transition to lower cost contract manufacturers in Asia during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.2 million, or 24.3%, to $10.1 million for the three months ended June 30, 2014 from $13.3 million for the three months ended June 30, 2013, and decreased as a percentage of revenue to 50.9% for the three months ended June 30, 2014 from 66.7% for the three months ended June 30, 2013. The decrease in selling, distribution and administrative expense was primarily due to a $990,000 decrease in professional fees, a $749,000 decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India and the Netherlands, a $705,000 reduction in advertising and promotions expense and a $671,000 decrease in unbillable freight as we continue to focus on reducing our operating expense.

Research and Development

Research and development expense decreased $1.2 million, or 44.3%, to $1.5 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013, and decreased as a percentage of revenue to 7.7% for the three months ended June 30, 2014 from 13.8% for the three months ended June 30, 2013. The decrease in research and development expense was primarily due to a $983,000 decrease in personnel related expense due to the workforce reductions in the fourth quarter of 2013 and a $120,000 decrease in prototyping, external testing and tooling expense as we continued our efforts to reduce our costs.

Restructuring

Restructuring expense decreased $29,000, or 97.3%, to $1,000 for the three months ended June 30, 2014 from $30,000 for the three months ended June 30, 2013. Restructuring expense for the three months ended June 30, 2014 consisted of $1,000 related to the winding down of our Indian subsidiary. Restructuring expense for the three months ended June 30, 2013 consisted of $30,000 of miscellaneous costs incurred in closing our Mexico and Australia facilities.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.0 million, or 50.6%, to $1.0 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities.

Interest Expense

Interest expense increased $1.2 million or 120.6%, to $2.1 million for the three months ended June 30, 2014 from $971,000 for the three months ended June 30, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan. Interest expense for the three months ended June 30, 2014 consisted primarily of $2.0 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, including $138,000 non-cash interest expense related to the amortization of the Pegasus Guaranty and $130,000 of interest expense and fees related to the FCC ABL. Interest expense for the three months ended June 30, 2013 was due primarily to the outstanding borrowings on the Wells Fargo ABL, which we originally entered into in November 2010 with Wells Fargo. The Wells Fargo ABL was supported by the Ares Letter of Credit Facility and consisted of $687,000 of interest related to the Ares Letter of Credit Facility and $280,000 of interest expense and fees related to the Wells Fargo ABL.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 Series J Securities. The Series J Warrants, issued as part of the Series J Securities were accounted for as liabilities through April 14, 2014, the effective date of an amendment to our Certificate of Incorporation increasing the authorized number of shares of Common Stock (the “Charter Amendment”), at which point the Series J Warrants were deemed equity instruments. While the Series J Warrants were accounted for as a liability their fair value was determined using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $994,000 for the period from April 1, 2014 to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $428,000 for the three months ended June 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrants”). The Riverwood Warrants were accounted for as a liability and the fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants decreased by $562,000 for the three months ended June 30, 2014 and decreased by $3.1 million for the three months ended June 30, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other Income (Expense), Net

Other income (expense), net increased $135,000 for the three months ended June 30, 2014 to other income of $45,000 from other expense of $90,000 for the three months ended June 30, 2013. Other income for the three months ended June 30, 2014 consisted primarily of a $38,000 foreign exchange gain and $7,000 of miscellaneous income. Other expense for the three months ended June 30, 2013 consisted primarily of an $110,000 foreign exchange loss and $6,000 in late payment fees, partially offset by $26,000 of miscellaneous income.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013
Revenue	$45,753,705	$39,974,549	5,779,156	14.5%	100.0%	100.0%
Cost of goods sold	41,943,648	37,712,512	4,231,136	11.2%	91.7%	94.3%
Selling, distribution and administrative	19,293,939	26,422,021	(7,128,082)	-27.0%	42.2%	66.1%
Research and development	3,078,606	5,144,136	(2,065,530)	-40.2%	6.7%	12.9%
Restructuring expense	205,845	128,832	77,013	59.8%	0.4%	0.3%
Depreciation and amortization	2,076,323	4,291,714	(2,215,391)	-51.6%	4.5%	10.7%
Interest income	636	2,328	(1,692)	*	0.0%	0.0%
Interest expense, including related party	(3,484,086)	(1,846,582)	(1,637,504)	88.7%	-7.6%	-4.6%
(Increase) decrease in fair value of liabilities under derivative contracts	(27,496,388)	3,437,577	(30,933,965)	*	-60.1%	8.6%
Other income (expense), net	102,015	(84,565)	186,580	*	0.2%	-0.2%

Net loss	$(51,722,479)	$(32,215,908)	(19,506,571)	60.5%	-113.0%	-80.6%

*	Variance is not meaningful.

Revenue

Revenue increased $5.8 million, or 14.5%, to $45.8 million for the six months ended June 30, 2014 from $40.0 million for the six months ended June 30, 2013. The increase in revenue was primarily a result of a $15.4 million increase in sales to The Home Depot for the six months ended June 30, 2014 compared to sales for the six months ended June 30, 2013, with a $9.6 million offsetting decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold increased $4.2 million, or 11.2%, to $41.9 million for the six months ended June 30, 2014 from $37.7 million in the six months ended June 30, 2013. The increase in cost of goods sold was partially due to the corresponding increase in sales during the six months ended June 30, 2014 as well as the impact of our on-going transition to lower cost contract manufacturers in Asia.

Cost of goods sold as a percentage of revenue decreased for the six months ended June 30, 2014 to 91.7% (or gross margin of 8.3%) as compared to 94.3% (or gross margin of 5.7%) for the six months ended June 30, 2013. The decrease in cost of goods sold as a percentage of revenue was primarily affected by the impact of our on-going transition to lower cost contract manufacturers in Asia during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $7.1 million, or 27.0%, to $19.3 million for the six months ended June 30, 2014 from $26.4 million for the six months ended June 30, 2013, and decreased as a percentage of revenue to 42.2% for the six months ended June 30, 2014 from 66.1% for the six months ended June 30, 2013. The decrease in selling, distribution and administrative expense was primarily due to a $2.3 million decrease in personnel related expense due to the workforce reductions in the fourth quarter of 2013, a $1.7 million decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India and the Netherlands, a $951,000 decrease in unbillable freight, a $867,000 decrease in professional fees, a $704,000 reduction in advertising and promotions expense and a $688,000 reduction in commission to agents, due to special promotions offered in the first quarter of 2013 that were not repeated in 2014 as we continue to focus on reducing our operating expense.

Research and Development

Research and development expense decreased $2.1 million, or 40.2%, to $3.1 million for the six months ended June 30, 2014 from $5.1 million for the six months ended June 30, 2013, and decreased as a percentage of revenue to 6.7% for the six months ended June 30, 2014 from 12.9% for the six months ended June 30, 2013. The decrease in research and development expense was primarily due to a $1.7 million decrease in personnel related expense due to the workforce reductions in the fourth quarter of 2013 and a $336,000 decrease in prototyping, external testing and tooling expense as we continued our efforts to reduce our costs.

Restructuring Expense

Restructuring expense increased $77,000 to $206,000 for the six months ended June 30, 2014 from $129,000 for the six months ended June 30, 2013. Restructuring expense for the six months ended June 30, 2014 consisted of $182,000 in severance and termination benefits related to additional headcount reductions in the United States and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary. Restructuring expense for the six months ended June 30, 2013 consisted of $99,000 related to the termination of our lease in Mexico and $30,000 for miscellaneous costs incurred in closing both our Mexico and Australia entities.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.2 million, or 51.6%, to $2.1 million for the six months ended June 30, 2014 from $4.3 million for the six months ended June 30, 2013, and decreased as a percentage of revenue to 4.5% for the six months ended June 30, 2014 from 10.7% for the six months ended June 30, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities.

Interest Expense

Interest expense increased $1.6 million, or 88.7%, to $3.5 million for the six months ended June 30, 2014 from $1.8 million for the six months ended June 30, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan and the Medley Delayed Draw Loan. Interest expense for the six months ended June 30, 2014 consisted of $2.7 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, including $200,000 non-cash interest expense related to the amortization of the Pegasus Guaranty, $264,000 of interest expense and fees related to the Wells Fargo ABL, $426,000 of interest expense related to the Ares Letter of Credit Facility and $130,000 of interest expense and fees related to the FCC ABL. Interest expense for the six months ended June 30, 2013 consisted of $1.3 million of interest related to the Ares Letter of Credit Facility and $494,000 of interest expense and fees related to the Wells Fargo ABL.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 Series J Securities. The Series J Warrants were accounted for as liabilities through April 14, 2014, the effective date of the Charter Amendment, at which point the Series J Warrants were deemed equity instruments. While the Series J Warrants were accounted for as a liability their fair value was determined using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $25.1 million for the period from date of issuance of the Series J Warrants to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of March 31, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued the Medley Warrants. The Medley Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. As consideration for the Pegasus Guaranty, on February 19, 2014, we issued Pegasus Guaranty Warrants. The Pegasus Guaranty Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $271,000 for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to June 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to Holdings II and certain other purchasers and issued the Pegasus Warrant. The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued the Riverwood Warrants. The Riverwood Warrants were accounted for as a liability and the fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants increased by $2.6 million for the six months ended June 30, 2014 and decreased by $3.4 million for the six months ended June 30, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other Income (Expense), Net

Other income (expense), net increased $187,000 for the six months ended June 30, 2014 to net income of $102,000 from net expense of $85,000 for the six months ended June 30, 2013. Other income for the six months ended June 30, 2013 consisted of an $82,000 foreign exchange gain and $21,000 of miscellaneous income. Other expense for the six months ended June 30, 2013 consisted of a $70,000 foreign exchange loss and $47,000 in late payment fees, partially offset by $32,000 of miscellaneous income.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $786.5 million and stockholders’ deficit of $453.3 million as of June 30, 2014. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from Wells Fargo and currently Medley and sales of Common Stock and Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, LSGC Holdings LLC, Holdings II and PCA Holdings, which together with its affiliates, is the Company’s controlling stockholder. While affiliates of Pegasus Capital have led many of our capital raises, the offerings of our Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock also involved parties other than Pegasus Capital and its affiliates.

On February 19, 2014, we entered into the Medley Delayed Draw Loan and the $30.5 million Medley Term Loan. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

As of June 30, 2014, we had cash and cash equivalents of $750,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is equal to the sum of (A) 85% of our eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of outstanding letter of credit obligations (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds FCC ABL and (ii) $3.0 million in restricted cash, pursuant to the Medley Loan Agreement. We are required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

We continue to face challenges in our efforts to achieve positive cash flows from operations and profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations and raising additional capital through public or private financing, as well as the continued support of our existing investors. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, as well as improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continuing in 2014. Future financing may not be available on terms acceptable to us, if at all. In addition, future financings involving the issuance of equity securities may be dilutive to our current stockholders.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Cash flow activities:
Net cash used in operating activities	$(23,115,504)	$(28,806,536)
Net cash used in investing activities	(348,553)	(1,024,340)
Net cash provided by financing activities	12,837,122	24,845,687

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $23.1 million and $28.8 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in operating activities for the six months ended June 30, 2014 included certain non-cash reconciliation items comprised primarily of a $27.5 million increase in fair value of warrants, $2.4 million of stock-based compensation expense, $2.1 million in depreciation and amortization, $1.5 million in amortization of debt issuance costs, accretion and interest accrual on the FCC ABL, Medley Delayed Draw Loan and the Medley Term Loan and a $1.1 million inventory write-down. For the six months ended June 30, 2013, net cash used in operating activities included certain non-cash reconciliation items comprised primarily of $4.3 million in depreciation and amortization and $3.3 million of stock-based compensation expense, offset by a $3.4 million decrease in fair value of warrants.

Net cash used in operating activities decreased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to changes in working capital. For the six months ended June 30, 2014, inventories increased $6.1 million, prepaid expenses increased $740,000 and accrued expense and other liabilities decreased $601,000, partially offset by a $1.2 million decrease in accounts receivable.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $349,000 and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2014 was primarily due to a decrease in our capital expenditures as we focused on cost saving measures.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and preferred stock. Net cash provided by financing activities was $12.8 million and $24.8 million for the six months ended June 30, 2014 and 2013, respectively. The cash provided by financing activities for the six months ended June 30, 2014 included proceeds of $29.8 million on the Medley

Term Loan and the issuance of Series J Securities for aggregate proceeds of $17.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $32.7 million on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Revolver and the FCC ABL, $3.2 million in debt issuance costs and $485,000 in fees and commissions paid in connection with the issuance of the Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: August 14, 2014	By	/s/ RICHARD H. DAVIS, JR.
Richard H. Davis, Jr.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2014	By	/s/ DENNIS MCGILL
Dennis McGill
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 6, 2013, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Appendix A to the Information Statement on Schedule 14C filed on March 21, 2014, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
4.8	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors. (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference)

4.10	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Warrant, dated as of September 25, 2012, issued to Portman Limited. (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.15	Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.16	Amended and Restated Certificate of Designation of Series I Convertible Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.17	Amended and Restated Certificate of Designation of Series J Convertible Preferred Stock filed with the Secretary of State of Delaware on January 3, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
4.18	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant, dated as of January 3, 2014, issued to PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.21	Warrant, dated as of January 3, 2014, issued to PCA LSGC Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.22	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.23	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.24	Warrant, dated as of February 19, 2014, issued to Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.25	Warrant, dated as of February 19, 2014, issued to Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.26	Registration Rights Amendment, dated February 19, 2014, by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.27	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.28	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
10.1	Loan and Security Agreement, dated April 25, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions(previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2014, File No. 0-20354, and incorporated herein by reference).

10.2	First Amendment to Term Loan Agreement, dated April 25, 2014, by and among Lighting Science Group Corporation, the lenders party thereto, and Medley Capital Corporation, as administrative agent for the Lenders (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 2, 2014, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.