Form 10-Q
period 2014-09-30
LIGHTING SCIENCE GROUP CORP
filed 2014-11-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-20354

LIGHTING SCIENCE GROUP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	23-2596710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1830 Penn Street, Melbourne , FL	32901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 7, 2014, was 209,946,697 shares.

LIGHTING SCIENCE GROUP CORPORATION

AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,238,030	$11,195,412
Restricted cash	3,000,000	5,000,000
Accounts receivable, net	13,290,690	7,771,623
Inventories	21,616,084	19,061,119
Prepaid expenses	3,188,034	1,900,025
Other current assets	1,478,957	358,740

Total current assets	43,811,795	45,286,919

Property and equipment, net	3,217,701	6,498,605
Intangible assets, net	2,482,288	1,850,411
Pegasus Commitment	1,040,000	1,407,335
Debt issuance costs, less current portion	3,516,719	113,283
Other long-term assets	153,442	140,573

Total assets	$54,221,945	$55,297,126

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$12,155,253	$40,211,429
Current portion of long-term debt	5,397	4,998
Accounts payable	17,026,370	15,980,466
Provision for losses on non-cancelable purchase commitments	241,641	1,629,806
Accrued expenses	8,952,908	7,180,108

Total current liabilities	38,381,569	65,006,807

Note payable	27,460,185	—
Long-term debt, less current portion	4,011	8,460
Liabilities under derivative contracts	8,969,789	9,175,046

Total other liabilities	36,433,985	9,183,506

Total liabilities	74,815,554	74,190,313

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of September 30, 2014 and December 31, 2013	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of September 30, 2014 and December 31, 2013	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 70,000 shares, 45,475 and 20,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	90,950,000	40,000,000

	442,906,776	391,956,776

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 45,475 shares of Series J issued and outstanding as of September 30, 2014 and 113,609 shares of Series H, 62,365 shares of Series I and 20,000 shares of Series J issued and outstanding as of December 31, 2013

Common stock, $.001 par value, authorized 975,000,000 shares, 212,448,631 and 210,349,168 shares issued as of September 30, 2014 and December 31, 2013, respectively	212,449	210,349
Additional paid-in capital	332,161,145	331,199,891
Accumulated deficit	(788,558,955)	(734,733,900)
Accumulated other comprehensive loss	(3,557,524)	(3,768,803)
Treasury stock, 2,505,000 shares as of September 30, 2014 and December 31, 2013, at cost	(3,757,500)	(3,757,500)

Total stockholders’ deficit	(463,500,385)	(410,849,963)

Total liabilities and stockholders’ deficit	$54,221,945	$55,297,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Revenue	$23,089,356	$21,951,094
Cost of goods sold (exclusive of depreciation shown below)	19,669,003	27,261,065

Gross profit (deficit)	3,420,353	(5,309,971)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $11,000 and $656,000 for the three months ended September 30, 2014 and 2013, respectively)	8,385,811	11,749,901
Research and development	1,099,010	2,630,137
Restructuring expense	2,466,505	55,275
Depreciation and amortization	615,879	2,594,396

Total operating expenses	12,567,205	17,029,709

Loss from operations	(9,146,852)	(22,339,680)

Other income (expense):
Interest income	2,839	1,315
Interest expense	(1,494,926)	(1,097,141)
Related party interest expense	(138,300)	—
Decrease (increase) in fair value of liabilities under derivative contracts	8,813,540	(2,116,824)
Other (expense) income, net	(138,877)	49,203

Total other income (expense)	7,044,276	(3,163,447)

Loss before income tax expense	(2,102,576)	(25,503,127)

Income tax expense	—	—

Net loss	(2,102,576)	(25,503,127)

Foreign currency translation gain	60,574	130,601

Comprehensive loss	$(2,042,002)	$(25,372,526)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.04)	$(0.30)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.04)	$(0.30)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	255,194,735	170,672,339

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	63,038,781	35,062,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Revenue	$68,843,061	$61,925,643
Cost of goods sold (exclusive of depreciation shown below)	61,612,651	64,973,577

Gross profit (deficit)	7,230,410	(3,047,934)

Operating expense:
Selling, distribution and administrative (includes related party expenses of $880,000 and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively)	27,679,750	38,171,922
Research and development	4,177,616	7,774,273
Restructuring expense	2,672,350	184,107
Depreciation and amortization	2,692,202	6,886,110

Total operating expenses	37,221,918	53,016,412

Loss from operations	(29,991,508)	(56,064,346)

Other income (expense):
Interest income	3,475	3,643
Interest expense	(4,779,245)	(2,943,723)
Related party interest expense	(338,067)	—
(Increase) decrease in fair value of liabilities under derivative contracts	(18,682,848)	1,320,753
Other expense, net	(36,862)	(35,362)

Total other expense	(23,833,547)	(1,654,689)

Loss before income tax expense	(53,825,055)	(57,719,035)

Income tax expense	—	—

Net loss	(53,825,055)	(57,719,035)

Foreign currency translation gain (loss)	211,279	(107,179)

Comprehensive loss	$(53,613,776)	$(57,826,214)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.35)	$(0.46)

Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.36)	$(0.46)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	220,629,709	170,645,985

Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	53,029,108	34,996,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors’ compensation	1,750,342	1,751	410,700	—	—	—	412,451
Stock based compensation expense	330,000	330	1,900,955	—	—	—	1,901,285
Stock issued under equity compensation plans	19,121	19	5,443	—	—	—	5,462
Warrant issued to a customer	—	—	(13,055)	—	—	—	(13,055)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	—	—	(42,268,257)	—	—	—	(42,268,257)
Deemed dividends for issuance of Pegasus Guaranty Warrants	—	—	(570,574)	—	—	—	(570,574)
Issuance of Series J Warrants	—	—	3,849,742	—	—	—	3,849,742
Series J Warrants reclassified from liability to equity	—	—	37,646,300	—	—	—	37,646,300
Net loss	—	—	—	(53,825,055)	—	—	(53,825,055)
Foreign currency translation adjustment	—	—	—	—	211,279	—	211,279

Balance September 30, 2014	212,448,631	$212,449	$332,161,145	$(788,558,955)	$(3,557,524)	$(3,757,500)	$(463,500,385)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(53,825,055)	$(57,719,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,692,202	6,886,110
Impairment of plant and equipment	41,555	1,328
Issuance of restricted stock and stock options for directors’ compensation	412,451	259,724
Stock based compensation expense	1,901,285	4,850,527
Non-cash sales incentive	99,801	22,916
Allowance for doubtful accounts receivable	25,672	130,438
Write-down of inventory	1,491,365	5,697,809
Provision for losses on non-cancelable purchase commitments	(373,623)	1,908,694
Increase (decrease) in fair value of derivative contracts	18,682,848	(1,320,753)
Amortization of debt issuance costs	1,299,931	394,329
Medley discount accretion	473,935	—
Interest accrued on Medley Term Loan	381,611	—
Loss on disposal of assets	639,490	497,140
Changes in operating assets and liabilities:
Accounts receivable	(5,520,513)	2,998,530
Inventories	(5,060,872)	(8,262,220)
Prepaid expenses	(1,287,842)	873,962
Other current and long-term assets	139,753	156,838
Accounts payable	1,056,734	(4,530,892)
Accrued expenses and other liabilities	1,790,940	(2,625,304)

Net cash used in operating activities	(34,938,332)	(49,779,859)

Cash flows from investing activities:
Purchases of property and equipment	(420,116)	(1,486,067)
Capitalized patents	(687,079)	(772,322)
Proceeds from sale of property and equipment	383,159	565,918

Net cash used in investing activities	(724,036)	(1,692,471)

Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(28,056,176)	29,009,826
Proceeds from notes payable	29,775,000	—
Payment of short and long-term debt	(4,050)	(3,666)
Debt issuance costs	(3,210,206)	—
Decrease in restricted cash related to line of credit	2,000,000	—
Proceeds from issuance of common stock under equity compensation plans	5,462	35,913
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	25,475,000	17,394,000
Fees incurred on private placements	(437,776)	(556,049)

Net cash provided by financing activities	25,547,254	45,880,024

Effect of exchange rate changes on cash	157,732	50,753

Net decrease in cash	(9,957,382)	(5,541,553)
Cash and cash equivalents balance at beginning of period	11,195,412	15,834,077

Cash and cash equivalents balance at end of period	$1,238,030	$10,292,524

Supplemental disclosures:
Interest paid during the period	$3,753,932	$2,878,583

Non-cash investing and financing activities:
Reclass of Series J Warrants from liabilities to equity	$37,646,300	$—

Reclass of THD Warrant from equity to liabilities	$(74,576)	$—

Fair value of Pegasus Guaranty included in debt issuance costs	$(2,766,000)	$—

Issuance of Series J Warrants	$3,849,742	$—

Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(42,268,257)	$(21,590,049)

Deemed dividends on issuance of Pegasus Guaranty Warrants	$(570,574)	$—

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K/A originally filed with the SEC on April 10, 2014.

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

Restricted Cash

As of September 30, 2014, as required by the Company’s five-year term loan (the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. As of December 31, 2013, as required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”), the Company was required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or when specific milestone billing requirements are completed. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based on age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2014 and December 31, 2013, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $331,000 and $475,000, respectively.

As of September 30, 2014, $9.2 million of eligible accounts receivable were pledged as collateral for the three year asset based revolving credit facility (the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). As of December 31, 2013, $6.8 million of eligible accounts receivable were pledged as collateral for the Wells Fargo ABL.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once those terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 seeks to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09, but the standard is not expected to have a significant effect on its consolidated financial statements.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products. Such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the nine months ended September 30, 2014 were as follows:

Warranty provision as of December 31, 2013	$3,231,991
Additions to provision	2,404,970
Less warranty costs	(2,481,116)

Warranty provision as of September 30, 2014	$3,155,845

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and note payable are carried at amounts that approximate their fair value due to the short-term maturity of these instruments and/or variable, market driven interest rates.

The Riverwood Warrants, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 10 below), the Pegasus Warrant and Series J Warrants, (each as defined in Note 9 below) and the Medley Warrants and Pegasus Guaranty Warrants (each as defined in Note 7 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. Once a portion of the THD Warrant (as defined in Note 11 below) vests it is recorded at its fair value at the end of each subsequent reporting period.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $788.6 million and stockholders’ deficit of $463.5 million as of September 30, 2014. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo under the Wells Fargo ABL, which was replaced by the Medley Term Loan in February 2014 and the FCC ABL in April 2014, as well as sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and the Company’s preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led many of the Company’s capital raises, each of the Series H and I Preferred Offering (as defined in Note 10 below), the September 2012 Preferred Offering (as defined in Note 10 below), the Initial Series J Preferred Offering (as defined in Note 9 below) and the Follow-On Series J Offering (as defined in Note 9 below) also involved and/or were led by parties other than Pegasus.

On February 19, 2014, the Company entered into an agreement with Medley (as amended from time to time the “Medley Loan Agreement”) pursuant to which the Company obtained the five-year, $30.5 million Medley Term Loan and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”). The Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL and the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated September 20, 2011, between the Company and Ares Capital Corporation (“Ares Capital”).

On April 25, 2014, the Company entered into the FCC ABL, a three-year revolving credit facility with First Capital. The Company utilized proceeds from the FCC ABL to repay its outstanding obligations under the Medley Delayed Draw Loan. The Medley Loan Agreement was amended on April 25, 2014 to, among other things, terminate the Medley Delayed Draw Loan and permit the indebtedness under the FCC ABL. As of September 30, 2014, the Company had $12.2 million outstanding under the FCC ABL and additional borrowing capacity of $6.7 million.

As of September 30, 2014, the Company had cash and cash equivalents of $1.2 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value, or 85% of the net orderly liquidation value, of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the aggregate amount of the Company’s outstanding letter of credit obligations (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the FCC ABL and (ii) $3.0 million in restricted cash pursuant to the Medley Loan Agreement. The Company is required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

Commencing on September 25, 2015, Riverwood (as defined in Note 9 below) and Pegasus will have the right to cause the Company to redeem their shares of Series H Preferred Stock and Series I Preferred Stock (each as defined in Note 10 below), respectively. If either Riverwood or Pegasus elects to cause the Company to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Preferred Stock. Further, in the event Riverwood so elects to cause such redemption of its Series H Preferred Stock, the holders of shares of Series J Preferred Stock (as defined in Note 9 below) would also have the option to redeem any or all of their shares of Series J Preferred Stock prior to the redemption of the Series H Preferred Stock. In total, the maximum payment obligation of the Company in the event of a redemption of all the Series H, I and J Preferred Stock is $442.9 million. Finally, any such redemption of shares of Series H, I or J Preferred Stock would result in an acceleration of the obligations of the Medley Term Loan and the FCC ABL. As of September 30, 2014, the aggregate borrowings outstanding under each of these loan facilities was $39.6 million.

The Company has historically been dependent on Pegasus and other investors for its liquidity needs because other cash flows from operations have been insufficient to meet the needs of the Company. On November 14, 2014, the Company issued 13,000 units of the Series J Securities (defined below in Note 9) to a third party investor for aggregate gross proceeds of $13.0 million. The Company continues to face challenges in its efforts to achieve positive cash flows from operations and profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations and raising additional capital through public or private financing, as well as the continued support of its existing investors. The Company’s current business plan includes a focus on increasing revenue by updating and expanding its product offerings and capitalizing on the known product needs of its existing customers, as well as improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continuing in 2014. The Company may not be able to raise capital in the future on terms that are acceptable to the Company, if at all. In addition, any future financings involving the issuance of the Company’s equity securities may be dilutive to the Company’s current stockholders.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted of the following as of the dates indicated:

	September 30, 2014	December 31, 2013
Raw materials and components	$1,631,251	$6,868,139
Work-in-process	—	1,599,089
Finished goods	19,984,833	10,593,891

Total inventory, net	$21,616,084	$19,061,119

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the consigned inventory until such inventory is purchased by a third party. Consigned inventory, consisting of raw materials, was $932,000 and $693,000 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, inventories were stated net of inventory write downs of $9.3 million and $24.1 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	September 30, 2014	December 31, 2013
Leasehold improvements	$474,192	$1,486,628
Office furniture and equipment	483,139	1,141,314
Computer hardware and software	8,118,864	8,802,484
Tooling, production and test equipment	4,446,313	16,141,358
Trailers	45,996	—
Construction-in-process	133,396	325,252

Total property and equipment	13,701,900	27,897,036
Accumulated depreciation	(10,484,199)	(21,398,431)

Total property and equipment, net	$3,217,701	$6,498,605

Depreciation related to property and equipment was $599,000 and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation related to property and equipment was $2.6 million and $6.9 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of September 30, 2014 and December 31, 2013 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life

September 30, 2014:
Technology and intellectual property	$2,688,121	$(205,833)	$2,482,288	2.7 to 20.0 years

December 31, 2013:
Technology and intellectual property	$2,011,654	$(161,243)	$1,850,411	3.2 to 20.0 years

Total intangible asset amortization expense was $17,000 and $12,000 for the three months ended September 30, 2014 and 2013, respectively. Total intangible asset amortization expense was $46,000 and $27,000 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6. DEBT ISSUANCE COSTS

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $4.8 million and $113,000 as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the current portion of the debt issuance costs was $1.3 million and was included in other current assets. In connection with the FCC ABL, the Medley Delayed Draw Loan and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the Pegasus Guaranty (as defined in Note 7 below). The Company amortized $312,000 and $117,000 of debt issuance costs for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $394,000 of debt issuance costs for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7. LINES OF CREDIT AND NOTE PAYABLE

First Capital

On April 25, 2014, the Company, entered into the FCC ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is limited by a Borrowing Base equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of the Company’s outstanding letter of credit obligations. As of September 30, 2014, the Company had $12.2 million outstanding under the FCC ABL and additional borrowing capacity of $6.7 million.

As of September 30, 2014, eligible collateral included $9.2 million of accounts receivable and $10.0 million of inventory. Borrowings under the FCC ABL bear interest at a floating rate equal to one-month LIBOR plus 4.0% per annum. As of September 30, 2014, the interest rate on the FCC ABL was 4.16%.

On September 19, 2014, the Company entered into Amendment No. 1 to the FCC ABL, which provides that the entry of a judgment in connection with the Geveran Suit (as defined in Note 16 below) would not constitute a default under the FCC ABL unless it gives rise to the entry or filing of a judgment, order or award for the payment of $250,000 or more (which amount is not covered by insurance) against the Company and (i) within 45 days after the entry of such judgment, order or award (a) such judgment, order or award is not discharged, satisfied, vacated or bonded pending appeal, or (b) a stay of enforcement thereof is not in effect; (ii) enforcement proceedings with respect to such judgment have been commenced, or (iii) any person becomes a lien creditor (as defined in the Uniform Commercial Code) of the Company in connection with the Geveran Suit.

Medley Delayed Draw Loan

On February 19, 2014, the Company entered into the Medley Delayed Draw Loan, which provided the Company with borrowing capacity of up to $22.5 million. The Medley Delayed Draw Loan bore interest at a floating rate equal to three-month LIBOR plus 10.5% per annum. Proceeds from the FCC ABL were used to repay the Company’s outstanding obligations under the Medley Delayed Draw Loan on April 25, 2014.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of September 30, 2014, the interest rate on the Medley Term Loan was 12.24%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of September 30, 2014 the balance of the Medley Term Loan was $27.5 million, which included the initial loan balance of $30.5 million offset by a discount of $725,000 related to commitment fees paid to Medley and a discount of $3.2 million related to the Medley Warrants (discussed below). In addition, the Company recognized $474,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $382,000 of accrued interest for the period from February 19, 2014 to September 30, 2014.

Medley Warrants

On February 19, 2014, in connection with the Medley Loan Agreement, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (together, the “Medley Warrants”). The Medley Warrants have an exercise price equal to $0.95 and, if unexercised, expire on February 19, 2024. The Medley Warrants became exercisable on April 14, 2014 when the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance (the “Charter Amendment”).

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in the fair value of the Medley Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Medley Warrants was $1.7 million for the three months ended September 30, 2014 and $1.8 million for the period from February 19, 2014 (the date of issuance of the Medley Warrants) to September 30, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. Accretion of the discount on the Medley Term Loan was $195,000 for the three months ended September 30, 2014 and $474,000 for the period from February 19, 2014 to September 30, 2014 and was included in interest expense.

On February 19, 2014, the Company also entered into a registration rights agreement with Medley and Medley Opportunity Fund II LP, pursuant to which the Company granted piggyback registration rights with respect to the shares of Common Stock underlying the Medley Warrants and any other shares of Common Stock that may be acquired by such parties in the future.

Pegasus Guaranty and Pegasus Guaranty Warrants

Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) agreed to provide a guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). The Pegasus Guaranty was recorded as debt issuance costs at fair value on the date of issuance. The fair value was determined to be $2.8 million as of February 19, 2014, using an implied interest rate analysis. The debt issuance costs will be amortized as non-cash interest expense over the life of the Medley Term Loan. As consideration for the Pegasus Guaranty, on February 19, 2014, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants have an exercise price equal to $0.50 and, if unexercised, expire on February 19, 2024. The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging,” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million as of February 19, 2014. The fair value of the Pegasus Guaranty partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in the fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Pegasus Guaranty Warrants was $1.8 million for the three months ended September 30, 2014 and $1.9 million for the period from February 19, 2014 (the date of issuance of the Pegasus Guaranty Warrants) to September 30, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The Company has recorded the Medley Warrants and the Pegasus Guaranty Warrants at their fair values using the Black Scholes valuation method and they are valued on a recurring basis at the end of each reporting period. The Company recorded the Series J Warrants (as defined in Note 9 below) at their fair value using the Black Scholes valuation method on the date of issuance and they were valued on a recurring basis at the end of each reporting period when they were classified as a liability. The Company filed the Charter Amendment to increase the number of shares of Common Stock authorized for issuance, which was effective April 14, 2014. After the Charter Amendment was filed, the Series J Warrants were reclassified as equity instruments. As of April 14, 2014, the Series J Warrants were recorded at their fair value and reclassified from liability to additional paid-in capital, and are no longer valued on a recurring basis as long as they are classified as an equity instrument. The Company has recorded the Pegasus Warrant (as defined in Note 9 below), the Riverwood Warrants, the September 2012 Warrants, the Pegasus Commitment (each as defined in Note 10 below) and the THD Warrant (as defined in Note 11 below) at their fair values using the Monte Carlo valuation method and they are valued on a recurring basis at the end of each reporting period, as long as they are classified as a liability.

The Pegasus Guaranty was recorded at fair value on a non-recurring basis on the date of issuance using an implied interest rate analysis. The fair value was determined to be $2.8 million as of February 19, 2014 and was included in debt issuance costs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2014
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$—	$—	$1,040,000

Liabilities (Recurring):
Riverwood Warrants	$—	$—	$3,256,653
September 2012 Warrants	—	—	1,040,000
Pegasus Warrant	—	—	1,800,000
THD Warrant	—	—	114,443
Medley Warrants	—	—	1,323,312
Pegasus Guaranty Warrants	—	—	1,435,381

	$—	$—	$8,969,789

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the nine months ended September 30, 2014:

	Balance December 31, 2013	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance September 30, 2014
Pegasus Commitment	$1,407,335	$(367,335)	$—	$—	$1,040,000
Riverwood Warrants	(5,002,664)	1,746,011	—	—	(3,256,653)
September 2012 Warrants	(1,407,335)	367,335	—	—	(1,040,000)
Pegasus Warrant	(2,765,047)	965,047	—	—	(1,800,000)
THD Warrant	—	(39,867)	—	(74,576)	(114,443)
Series J Warrants	—	(25,140,561)	(12,505,739)	37,646,300	—
Medley Warrants	—	1,847,049	(3,170,361)	—	(1,323,312)
Pegasus Guaranty Warrants	—	1,901,193	(3,336,574)	—	(1,435,381)

Total	$(7,767,711)	$(18,721,128)	$(19,012,674)	$37,571,724	$(7,929,789)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the nine months ended September 30, 2013:

	Balance December 31, 2012	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance September 30, 2013
Pegasus Commitment	$1,360,000	$240,000	$—	$—	$1,600,000
Riverwood Warrants	(7,960,705)	1,320,753	—	—	(6,639,952)
September 2012 Warrants	(1,360,000)	(240,000)	—	—	(1,600,000)
Pegasus Warrant	—	—	(3,700,000)	—	(3,700,000)

Total	$(7,960,705)	$1,320,753	$(3,700,000)	$—	$(10,339,952)

NOTE 9. SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

Initial Series J Preferred Offering

From September 11, 2013 through November 18, 2013, the Company issued an aggregate of 20,000 shares of its Series J Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”), at a price of $1,000 per share (the “Stated Value”) for aggregate proceeds of $20.0 million (the “Initial Series J Preferred Offering”). The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement among the Company, PCA Holdings, Holdings II and RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”). The Company issued 13,657; 2,500; 2,394 and 1,449 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and other accredited investors, respectively (the “Initial Series J Investors”). As compensation for advisory services provided by Pegasus, on September 11, 2013 the Company issued a warrant to Holdings II (the “Pegasus Warrant”), representing the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise of the Pegasus Warrant.

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

The Company is required to redeem all outstanding shares of Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) upon the Company’s receipt of a notice from the holders of Series H Preferred Stock that would require the Company to redeem the shares of Series H Preferred Stock pursuant to the Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”). The redemption of any shares of Series J Preferred Stock would be senior and prior to any redemption of Series H Preferred Stock or Series I Preferred Stock. Any holder of shares of Series J Preferred Stock may elect to have less than all or none of such holder’s shares of Series J Preferred Stock redeemed. At any time after the Company has redeemed any shares of Series H Preferred Stock each holder of shares of Series J Preferred Stock may elect to have all or a portion of such holder’s shares of Series J Preferred Stock redeemed by the Company for an amount in cash equal to the Liquidation Amount of such shares of Series J Preferred Stock.

The “Liquidation Amount” of each share of Series J Preferred Stock is equal to the greater of (a) the fair market value of the Optional Conversion Shares and (b) an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 2.0.

Follow-On Series J Offering

Between January 3, 2014 and August 28, 2014, the Company issued an aggregate of 25,475 units of its securities (the “Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $25.5 million (the “Follow-On Series J Offering”). Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements between the Company and each of PCA Holdings, Holdings II, Riverwood Holdings, Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”) and certain other accredited investors. The Company issued 6,000; 14,000; 2,860; 2,570 and 45 Series J Securities to Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively.

The Follow-On Series J Offering was deemed to be a “Qualified Follow-On,” as such term was used and defined in the Amended and Restated Certificate of Designation of Series J Preferred Stock (the “Series J Certificate of Designation”) and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the Initial Series J Investors. As a result, and in accordance with the Existing Subscription Agreements, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”). Accordingly, on January 3, 2014, each of LSGC Holdings II, PCA Holdings and Riverwood Holdings received Series J Warrants to purchase 36,191,050; 6,625,000 and 6,344,100 shares of Common Stock, respectively, in addition to the shares of Series J Preferred Stock purchased pursuant to the Existing Subscription Agreements. Pursuant to the terms of the Series J Certificate of Designation and the Existing Subscription Agreements, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock and elected to participate in the Series J Exchange with respect to all of their previously purchased shares of Series J Preferred Stock, all of the Initial Series J Investors were required to participate in the Series J Exchange. As of September 30, 2014, the Company had issued an aggregate of 45,475 shares of Series J Preferred Stock and Series J Warrants to purchase an aggregate of 120,508,750 shares of Common Stock.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. As of September 30, 2014, Series J Preferred Stock redemption value included an aggregate deemed dividend of $66.6 million, which is reflected as an offset in additional paid-in capital.

Series J Warrants

Each Series J Warrant represents the right to purchase one share of Common Stock at an exercise price $0.001 and, if unexercised, expires on the fifth anniversary of their issuance date. The Series J Warrants were considered derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging” due to the Company not having adequate shares available for issuance on the date that such warrants were issued. The Series J Warrants were recorded as a liability of $12.5 million based on an allocated portion of the cash proceeds of the Follow-On Series J Offering at issuance. Changes in fair value were measured and recorded at the end of each quarter using the Black Scholes valuation method. The change in fair value of the Series J Warrants was a decrease of $994,000 and an increase of $25.1 million for the period from March 31, 2014 to April 14, 2014 when the Series J Warrants were reclassified as equity instruments and the period from the date of issuance of the Series J Warrants to April 14, 2014, respectively, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The Series J Warrants were not exercisable until the Company effected the Charter Amendment. The Charter Amendment was effective April 14, 2014, at which point the Series J Warrants were reclassified as equity instruments.

Pegasus Warrant

The Pegasus Warrant was issued to Holdings II on September 11, 2013, in consideration for advisory services provided by Pegasus in connection with the Initial Series J Preferred Offering. The Pegasus Warrant represents the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds approximately $570 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to approximately $570 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a decrease of $1.9 million and $965,000 in fair value of the Pegasus Warrant for the three and nine months ended September 30, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. There was no change in fair value of the Pegasus Warrant for the period from September 11, 2013 (date of issuance) through September 30, 2013.

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

On September 25, 2012, the Company entered into a separate preferred stock subscription agreement with each of (i) Portman Limited (“Portman”) and (ii) Zouk, pursuant to which the Company issued 49,000 shares of Series H Preferred Stock at a price of $1,000 per share of Series H Preferred Stock (the “September 2012 Preferred Offering”), for gross proceeds of $49.0 million. In conjunction with the September 2012 Preferred Offering, the Company also issued warrants to each of Portman, Cleantech A and Cleantech B to purchase 4,000,000; 3,406,041 and 593,959 shares of Common Stock, respectively (the “September 2012 Warrants”).

The Series H and I Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each Series H and I Preferred Share is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Series H and I Preferred Shares are recorded as mezzanine equity because the Series H and I Preferred Shares contain terms that allow the holder to redeem the shares for cash at their option, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the Series H and I Preferred Shares to equal the redemption value at the end of each reporting period. There was no change in the redemption value for the nine months ended September 30, 2014.

Riverwood Warrants

The Riverwood Warrants were issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the Series H and I Preferred Offering. The Riverwood Warrants represent the right to purchase 18,092,511 shares of Common Stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds approximately $570 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Riverwood Warrants; provided that for so long as the total equity value of the Company is less than or equal to approximately $570 million (as may be adjusted for subsequent capital raises) the Riverwood Warrants will not be exercisable. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expire on May 25, 2022.

The Riverwood Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was a decrease of $3.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value of the Riverwood Warrants was an increase of $2.1 million and a decrease of $1.3 million for the three and nine months ended September 30, 2013, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The September 2012 Warrants are exercisable on or after the tenth business day following the third anniversary of the issuance date at an exercise price of $0.72 per share of Common Stock. If unexercised, the September 2012 Warrants expire upon the earlier of (i) a Change of Control of the Company (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of their issuance date; (ii) the occurrence of any event that results in holders of shares of Series

H Preferred Stock having a right to require the Company to redeem the shares of Series H Preferred Stock prior to the three-year anniversary of their issuance date; (iii) consummation of a qualified public offering (“QPO”) (as defined in the Series H Certificate of Designation) prior to the three-year anniversary of the issuance date or (iv) receipt by the Company of a Redemption Notice (as defined in the Subscription Agreements). The September 2012 Warrants also provide for certain anti-dilution adjustments.

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was a decrease of $960,000 and $367,000 for the three and nine months ended September 30, 2014, respectively, and was included in additional paid-in capital. The change in fair value of the September 2012 Warrants was an increase of $320,000 and $240,000 for the three and nine months ended September 30, 2013, respectively, and was included in additional paid-in capital.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment was a decrease of $960,000 and $367,000 for the three and nine months ended September 30, 2014, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period. The change in fair value of the Pegasus Commitment was an increase of $320,000 and $240,000 for the three and nine months ended September 30, 2013, respectively, and was included in additional paid-in capital.

NOTE 11. STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2014, the Company recorded expense of $221,000 and $412,000, respectively, related to restricted stock awards to the Company’s directors. For the three and nine months ended September 30, 2013, the Company recorded expense of $238,000 related to restricted stock awards and $0 and $20,000, respectively, related to stock options issued to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three and nine months ended September 30, 2014, the Company recorded expense of $26,000 and $31,000, respectively, related to restricted stock awards to the Company’s SAB.

On January 2, 2013, Jeremy Cage was appointed Chief Executive Officer and the Company issued 500,000 shares of restricted stock to Mr. Cage as part of his compensation package. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. For the three and nine months ended September 30, 2013, the Company recorded expense of $49,000 and $119,000, respectively, related to the restricted stock awards issued to Messrs. Cage and Knight.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of Common Stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of Common Stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the agreement for an additional three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrant, from $2.00 to $1.95 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. As of August 28, 2014, as a result of

Follow-On Series J Offering, the exercise price of the THD Warrant adjusted, pursuant to the terms of the warrant, from $1.95 to $1.37 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 5,123,715 to 7,321,347 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of September 30, 2014, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price		Expiration Date
Investors in rights offering	Series D Warrants	825,634	$ $	3.83 to 3.85	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	7,321,347		$1.37	December 31, 2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760		Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751		Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041		$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959		$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000		$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508		$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000		Variable	May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	120,508,750		$0.001	January 3, 2019 through August 27, 2019

Medley	Medley Warrants	10,000,000		$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000		$0.50	February 19, 2024

		185,578,750

As of September 30, 2014, the warrants issued in connection with the Company’s previously redeemed Series D Convertible Preferred Stock, the warrants held by Aquillian Investments LLC, the Series J Warrants, the Medley Warrants and the Pegasus Guaranty Warrants and a portion of the THD Warrants were fully vested and exercisable. The September 2012 Warrants will become exercisable on October 9, 2015. Per the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2013 and 1,494,269 shares issuable pursuant to the THD Warrant vested during both the years ended December 31, 2012 and 2011, for total warrants vested of 2,928,538, when the product purchases for these periods satisfied the prescribed vesting conditions, and 2,928,538 shares remain subject to vesting in accordance with similar product purchasing terms. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these warrants were not exercisable as of September 30, 2014 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than the Company’s estimation of the required total equity value threshold of approximately $570 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant).

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. As of September 30, 2014 and 2013, the Company determined that a portion of the THD Warrant was expected to vest during the period based on purchases made by The Home Depot during the nine months ended September 30, 2014 and 2013 and, accordingly, recorded a reduction in revenue of $38,000 and a reduction in revenue of $100,000 for the three and nine months ended September 30, 2014, respectively, and reductions in revenue of $9,000 and $23,000 for the three and nine months ended September 30, 2013, respectively. The change in fair value of the previously vested portion of the THD Warrant was an increase of $2,000 for the three and nine months ended September 30, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

NOTE 12: EARNINGS (LOSS) PER SHARE

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the

Class C Interests in LSGC Holdings in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of Common Stock to the Company less any shares of Common Stock previously distributed by LSGC Holdings to Continental Casualty Company. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental Casualty Company. Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and nine months ended September 30, 2014 and 2013, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the Pegasus Guaranty Warrants, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the Pegasus Guaranty Warrants (See Note 7 for further discussion).

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended September 30,
	2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(1,686,077)	$(416,499)	$(21,156,773)	$(4,346,354)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(9,571,504)	(2,364,374)	(17,910,579)	(3,679,470)
Deemed dividends due to change in Series H and Series I Preferred Stock conversion price attributable to all shareholders	—	—	(11,982,712)	(2,461,676)

Undistributed net loss	$(11,257,581)	$(2,780,873)	$(51,050,064)	$(10,487,500)

Basic and diluted weighted average number of common shares outstanding	255,194,735	63,038,781	170,672,339	35,062,174

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.30)	$(0.30)

	For the Nine Months Ended September 30,
	2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(43,394,934)	$(10,430,121)	$(47,896,411)	$(9,822,624)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	570,574	(570,574)	—	—
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(34,077,591)	(8,190,666)	(17,915,855)	(3,674,194)
Deemed dividends due to change in Series H and Series I Preferred Stock conversion price attributable to all shareholders	—	—	(11,986,242)	(2,458,146)

Undistributed net loss	$(76,901,951)	$(19,191,361)	$(77,798,508)	$(15,954,964)

Basic and diluted weighted average number of common shares outstanding	220,629,709	53,029,108	170,645,985	34,996,177

Basic and diluted net loss per common share	$(0.35)	$(0.36)	$(0.46)	$(0.46)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 177.1 million and 174.4 million common stock equivalents for the three and nine months ended September 30, 2014, respectively, and 190.4 million and 186.8 million common stock equivalents for the three and nine months ended September 30, 2013, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 13: RELATED PARTY TRANSACTIONS

On May 25, 2012, the Company entered into a Support Services Agreement (“Pegasus Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Pegasus Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control (as defined therein) or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the Pegasus Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 87.8% of the Company’s Common Stock as of September 30, 2014.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Series H and I Preferred Offering, on an as-converted basis (together with any shares of Common Stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control (as defined in the Riverwood Warrant) or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services. During the three and nine months ended September 30, 2014, the Company incurred $2,000, and $872,000, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense. During the three and nine months ended September 30, 2013, the Company incurred $656,000, and $1.7 million, respectively, of consulting fees for services provided by Riverwood, included in selling, distribution and administrative expense.

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

On February 19, 2014, the Company entered into the Pegasus Guaranty and, as consideration for the Pegasus Guaranty, the Company issued the Pegasus Guaranty Warrants. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders. For the three and nine months ended September 30, 2014, the Company recorded $138,000 and $338,000, respectively, of non-cash related party interest expense related to the amortization of the Pegasus Guaranty.

On January 3, 2014, the Company issued 2,860 Series J Securities to Riverwood Holdings for aggregate proceeds of $2.9 million. On January 9, 2014, the Company issued 2,570 Series J Securities to Zouk for aggregate proceeds of $2.6 million.

On January 3, 2014, the Company issued 2,000 and 6,000 Series J Securities to PCA Holdings and Holdings II, respectively, for aggregate proceeds of $8.0 million. On January 9, 2014, the Company issued 4,000 Series J Securities to PCA Holdings for aggregate proceeds of $4.0 million. From August 14 through August 28, 2014, the Company issued an aggregate of 8,000 Series J Securities to PCA Holdings for aggregate proceeds of $8.0 million.

During both the three and nine months ended September 30, 2014, the Company incurred $9,000 in consulting fees for services provided by T&M Protection Resources. T&M Protection Resources is a security company affiliated with Pegasus Capital. During the three and nine months ended September 30, 2013, the Company incurred consulting fees of $0 and $15,000, respectively, for services provided by T&M Protection Resources, primarily for the facility in Monterrey, Mexico, which were included in selling, distribution and administrative expense.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

For the three and nine months ended September 30, 2014, the Company had one customer whose revenue represented 82% and 78% of total revenue, respectively. For the three and nine months ended September 30, 2013, the Company had one customer whose revenue represented 56% and 52% of total revenue, respectively.

As of September 30, 2014 and December 31, 2013, the Company had one customer whose accounts receivable balance represented 77% and 55% of accounts receivable, net of allowances, respectively.

NOTE 15. RESTRUCTURING EXPENSE

The following table summarizes our restructuring expense and related charges for the following periods ended September 30:

	For the Nine Months Ended September 30,
	2014	2013
Broad based reduction of facilities and personnel (1)	$2,558,072	$—
Mexico Closing (2)	—	130,557
Organization Optimization Initiative (3)	114,278	53,550

Total	$2,672,350	$184,107

(1)	These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in our foreign subsidiaries. In addition to the charges noted above, the Company expects to incur approximately $446,000 in additional expenses throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred by the end of 2014.
(2)	On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico, which was substantially complete as of December 31, 2013. During the nine months ended September 30, 2013, expense incurred related to termination of the lease on the Mexico manufacturing facility.
(3)	In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of 10 members of management in the United States following the completion of the Series H and I Preferred Offering in May 2012 and the closing of the Company’s offices in the United Kingdom and Australia. For the nine months ended September 30, 2014, these expenses relate to the final liquidation of the Australian entity.

As of September 30, 2014, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Other Exit Costs	Total

Accrued liability as of December 31, 2013	$699,832	$276,956	$976,788
Charges	2,026,786	117,960	2,144,746
Reversals	—	(94,214)	(94,214)
Payments	(1,511,513)	(193,376)	(1,704,889)

Accrued liability as of September 30, 2014	$1,215,105	$107,326	$1,322,431

The remaining accrual as of September 30, 2014, of $1.3 million is expected to be paid during the fourth quarter of 2014 and during the year ending December 31, 2015.

The restructuring and other related charges are included in the line item restructuring expense in the condensed consolidated statement of operations and comprehensive loss.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to the possibility of loss contingencies arising in its business. Such contingencies are accounted for in accordance with ASC Topic 450, “Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss and the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. In the ordinary course of business, the Company is routinely a defendant in or party to various pending and threatened legal claims and proceedings. The Company believes that any liability resulting from these various claims, except as noted below, will not have a material adverse effect on its results of operations or financial condition; however, it is possible that extraordinary or unexpected legal fees could adversely impact the Company’s financial results during a particular period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

On June 22, 2012, Geveran Investments Limited (“Geveran”), a stockholder of the Company, which had purchased common shares for $25.0 million on May 10, 2011, filed a lawsuit against the Company and several other parties in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07) (the “Geveran Suit”). On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. In its Second Amended Complaint, Geveran sought rescissionary damages in the amount of $25.0 million, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, a former director and former interim chief executive officer of the Company, the Company’s former chief financial officer, J.P. Morgan Securities LLC (“J.P. Morgan”) and two of its employees, for alleged violation of the Florida Securities and Investor Protection Act (“FSIPA”). Geveran alternatively sought unspecified money damages and punitive damages, as well as recovery of court costs, for alleged common law claims for fraud, negligent misrepresentation, aiding and abetting fraud and conspiracy against these defendants and other Pegasus entities.

On August 28, 2014, the Court issued an order, without findings of fact, granting Geveran’s Motion for Partial Summary Judgment under its FSIPA cause of action against the Company and the other defendants. The parties subsequently entered into a court approved stipulation to voluntarily dismiss all unresolved claims without prejudice and to reinstate those claims in the event that an appellate court reverses the Court’s ruling and remands for further proceedings. Pursuant to such stipulation and extensions granted by the Court, Geveran is to file a motion to request the Court to assess reasonable attorneys’ fees, court costs and pre-judgment interest on or before November 25, 2014. The stipulation also provides that following a resolution of this motion, the Court would enter a judgment for $25.0 million plus attorneys’ fees, court costs and pre-judgment interest after which time the defendants would file an appeal. For a period of 30 days following entry of the judgment, the enforcement of the judgment would be temporarily stayed pursuant to the stipulation in order that the defendants may post an appeal bond.

The Company believes that the Court’s partial summary judgment ruling in favor of Geveran was erroneous and intends to continue to vigorously defend this lawsuit on appeal with the Florida Fifth District Court of Appeals. The amount of possible loss, if any, cannot be reasonably estimated at this time. The ultimate outcome, if unfavorable, could have a material adverse effect on the Company.

NOTE 17. SUBSEQUENT EVENTS

On November 14, 2014, the Company issued 13,000 units of the Series J Securities to a third party investor for aggregate gross proceeds of $13.0 million. In connection with this transaction, the Company amended the terms of the Series H, I and J Preferred Stock. The amended and restated Certificates of Designation will be described further in a Current Report on Form 8-K, which will be filed on or before November 20, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2014 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We continue to seek to improve our product demand and life-cycle forecasting, while expanding and optimizing our global supply chain to meet forecasted demand for our products and addressing the operational inefficiencies that have negatively impacted our gross margin and overall financial performance in prior periods. Our strategic plan for the next three years consists of creating strong digital lighting brands in the consumer, residential, commercial and industrial markets. We intend to continue focusing on developing breakthrough innovation, becoming a market maker in targeted value-added, high-margin segments within the lighting market and implementing a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. Finally, we plan to further reduce our cost structure to preserve cash flow and strengthen liquidity to enhance our financial position.

Our strategic plan is designed to improve our gross margin, reduce our operating expense and shorten our product development cycles. In executing our strategic plan we have transitioned a majority of our lamp and fixture manufacturing activities from our facilities in Florida and our contract manufacturer in Mexico to manufacturing and development partners in Asia. We began this transition in the third quarter of 2013 and it was fully completed during the first half of 2014. We plan to continue working with our new partners in Asia to continue to lower our aggregate and per product costs, primarily through supply chain improvements and more efficient management of routine engineering functions, and to expand our product offering and shorten our product introduction cycles. By outsourcing certain routine functions and contracting our manufacturing process at a fixed cost per product, we expect a more stable operating environment accompanied by greater visibility into our projected gross margins. We believe these changes will also allow us to focus our product development resources on new product concepts, industrial design activities and intellectual property creation, which we believe are areas of competitive advantage for us.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at retailers and by conducting high visibility national media promotions with our key customers. We also continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for our brand and our technology.

In addition to our operational changes, we have also replaced our lending facilities with facilities that provide us with more flexible borrowing terms. On February 19, 2014, we entered into an agreement (the “Medley Loan Agreement”) with Medley Capital Corporation (“Medley”) pursuant to which we received a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (the “Medley Delayed Draw Loan”). The Medley Delayed Draw Loan provided us with borrowing capacity of up to a maximum of $22.5 million. We utilized proceeds from the Medley Term Loan to repay outstanding obligations under our asset based revolving credit facility (the “Wells Fargo ABL”), which we originally entered into in November 2010, with Wells Fargo Bank N.A. (“Wells Fargo”) and the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation (“Ares Capital”). On April 25, 2014, we entered into a three-year asset based revolving credit facility (the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”). We utilized proceeds from the FCC ABL to repay outstanding obligations under the Medley Delayed Draw Loan.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$23,089,356	$21,951,094	$68,843,061	$61,925,643
Cost of goods sold	19,669,003	27,261,065	61,612,651	64,973,577

Gross profit (loss)	$3,420,353	$(5,309,971)	$7,230,410	$(3,047,934)

GAAP gross profit (loss) percentage	14.8%	-24.2%	10.5%	-4.9%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue increased $6.9 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase in revenue primarily resulted from a $22.0 million increase in sales to The Home Depot, Inc. (“The Home Depot”) for the nine months ended September 30, 2014 due to increased sales of our products at its stores. Our increase in sales to The Home Depot was partially offset by a $15.1 million decrease in sales to multiple other customers.

Our gross margins are principally driven by the mix and quantity of products we sell to The Home Depot and our other customers and our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of sales, distribution and administrative, research and development and other operating expense. We continuously seek to improve our products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical. At times we purchase excess components and other materials used in the manufacture and assembly of our products, or we manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances can lead to inventory write-downs and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

During the nine months ended September 30, 2014, our gross margin improvement was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, particularly non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 23.9% and 27.7% for the three and nine months ended September 30, 2014, respectively, while revenue increased 5.2% and 11.2% compared to the three and nine months ended September 30, 2013, respectively. Total non-GAAP operating expense represented 41.5% and 42.9% of revenue for the three and nine months ended September 30, 2014, respectively, as compared to 57.4% and 65.9% of revenue for the three and nine months ended September 30, 2013. For the three months ended September 30, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to the decrease in operating expense, primarily driven by reductions in personnel-related expense, transportation and other selling costs. For the nine months ended September 30, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to both the increase in revenue and the decrease in operating expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$23,089,356	$21,951,094	$68,843,061	$61,925,643
Cost of goods sold	19,669,003	27,261,065	61,612,651	64,973,577
Deduct:
Provisions for inventory write-offs	397,316	6,965,108	1,491,365	7,606,503

Adjusted cost of goods sold	19,271,687	20,295,957	60,121,286	57,367,074

Adjusted gross profit	$3,817,669	$1,655,137	$8,721,775	$4,558,569

Non-GAAP adjusted gross profit percentage	16.5%	7.5%	12.7%	7.4%
Total operating expense	12,567,205	17,029,709	37,221,918	53,016,412
Less:
Issuance of restricted stock and stock options for directors compensation	213,083	239,229	412,451	259,724
Non-cash stock option and restricted stock compensation expense	(317,259)	1,532,891	1,901,285	4,850,527
Restructuring expense	2,466,505	55,275	2,672,350	184,107
Depreciation and amortization	615,879	2,594,396	2,692,202	6,886,110

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$9,588,997	$12,607,918	$29,543,630	$40,835,944

GAAP operating expenses as a percentage of revenue	54.4%	77.6%	54.1%	85.6%
Non-GAAP operating expenses as a percentage of revenue	41.5%	57.4%	42.9%	65.9%

During 2013 and the first half of 2014, we adapted our supply chain and logistics processes to improve our ability to provide more efficient service to our customers and focus our efforts on developing innovative products. We continued to make improvements in our forecasting and finished goods inventory management, continued the transition of our manufacturing processes to lower cost contract manufacturers in Asia and continued to enhance our new product innovation process.

We believe that the enhancements to our business initiated in 2013 improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Melbourne, Florida headquarters, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we will look to expand our product offerings to compete across multiple industry verticals.

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

Recent Events

On November 14, 2014, we issued 13,000 units of our securities (the “Series J Securities”) to a third party investor for aggregate gross proceeds of $13.0 million, with each Series J Security consisting of (i) one share of our Series J Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.001 per share (the “Series J Warrants”). In connection with this transaction, we amended the terms of our Series H Preferred Stock (defined below), our Series I Preferred Stock (defined below) and our Series J Preferred Stock. The amended and restated Certificates of Designation will be described further in a Current Report on Form 8-K, which will be filed on or before November 20, 2014.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 as set forth herein.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013
Revenue	$23,089,356	$21,951,094	1,138,262	5.2%	100.0%	100.0%
Cost of goods sold	19,669,003	27,261,065	(7,592,062)	-27.8%	85.2%	124.2%
Selling, distribution and administrative	8,385,811	11,749,901	(3,364,090)	-28.6%	36.3%	53.5%
Research and development	1,099,010	2,630,137	(1,531,127)	-58.2%	4.8%	12.0%
Restructuring expense	2,466,505	55,275	2,411,230	*	10.7%	0.3%
Depreciation and amortization	615,879	2,594,396	(1,978,517)	-76.3%	2.7%	11.8%
Interest income	2,839	1,315	1,524	115.9%	0.0%	0.0%
Interest expense, including related party	(1,633,226)	(1,097,141)	(536,085)	48.9%	-7.1%	-5.0%
Decrease (increase) in fair value of liabilities under derivative contracts	8,813,540	(2,116,824)	10,930,364	-516.4%	38.2%	-9.6%
Other income (expense), net	(138,877)	49,203	(188,080)	-382.3%	-0.6%	0.2%

Net loss	$(2,102,576)	$(25,503,127)	23,400,551	-91.8%	-9.1%	-116.2%

*	Variance is not meaningful.

Revenue

Revenue increased $1.1 million, or 5.2%, to $23.1 million for the three months ended September 30, 2014 from $22.0 million for the three months ended September 30, 2013. The increase in revenue was primarily a result of increased sales to The Home Depot. We experienced a $6.6 million increase in sales to The Home Depot for the three months ended September 30, 2014 compared to sales for the three months ended September 30, 2013, with a $5.5 million offsetting decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold decreased $7.6 million, or 27.8%, to $19.7 million for the three months ended September 30, 2014 from $27.3 million for the three months ended September 30, 2013. The decrease in cost of goods sold was primarily due a $6.6 million decrease in the provision for inventory write-offs for the three months ended September 30, 2014 and the impact of our on-going transition to lower cost contract manufacturers in Asia during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Cost of goods sold as a percentage of revenue decreased for the three months ended September 30, 2014 to 85.2% (or a gross margin of 14.8%) as compared to 124.2% (or a negative gross margin of 24.2%) for the three months ended September 30, 2013.

Excluding the impact of the provisions for inventory write-offs, our cost of goods sold was $19.3 million for the three months ended September 30, 2014, a decrease of $1.0 million, or 5.0%, as compared to $20.3 million for the three months ended September 30, 2013. Excluding the impact of the inventory write-offs discussed above, our non-GAAP gross margin was 16.5% for the three months ended September 30, 2014 as compared to non-GAAP gross margin of 7.5% for the three months ended September 30, 2013. See our reconciliation of non-GAAP measurements on page 26. The improvement in our non-GAAP gross margin was primarily affected by our on-going transition to lower cost contract manufacturers in Asia during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.4 million, or 28.6%, to $8.4 million for the three months ended September 30, 2014 from $11.7 million for the three months ended September 30, 2013, and decreased as a percentage of revenue to 36.3% for the three months ended September 30, 2014 from 53.5% for the three months ended September 30, 2013. The decrease in selling, distribution and administrative expense was primarily due to a $1.8 million decrease in personnel-related expense due to the workforce reductions in the fourth quarter of 2013 and the first and third quarters of 2014, a $1.2 million decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India, the United Kingdom and the Netherlands, a $546,000 decrease in fees paid to outside consultants and a $395,000 decrease in unbillable freight, partially offset by a $553,000 increase in professional fees attributable to ongoing litigation.

Research and Development

Research and development expense decreased $1.5 million, or 58.2%, to $1.1 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013, and decreased as a percentage of revenue to 4.8% for the three months ended September 30, 2014 from 12.0% for the three months ended September 30, 2013. The decrease in research and development expense was primarily due to a $1.2 million decrease in personnel related expense driven by the workforce reductions in the fourth quarter of 2013 and a $325,000 decrease in prototyping, external testing and tooling expense as we continued our efforts to reduce our costs in 2014.

Restructuring

Restructuring expense was $2.4 million for the three months ended September 30, 2014 compared to $55,000 for the three months ended September 30, 2013. Restructuring expense for the three months ended September 30, 2014 consisted of $1.8 million in severance and termination benefits and $622,000 for the write-down and disposal of tooling, production equipment. Restructuring expense for the three months ended September 30, 2013 consisted of $55,000 in miscellaneous costs incurred in closing our Mexico manufacturing facility.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.0 million, or 76.3%, to $616,000 for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities.

Interest Expense, Including Related Party

Interest expense, including related party interest, increased $536,000, or 48.9%, to $1.6 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan. Interest expense for the three months ended September 30, 2014 consisted primarily of $1.2 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty (as defined below) and $267,000 of interest expense and fees related to the FCC ABL. Interest expense for the three months ended September 30, 2013 was due primarily to the outstanding borrowings on the Wells Fargo ABL, which we originally entered into in November 2010 with Wells Fargo. The Wells Fargo ABL was supported by the Ares Letter of Credit Facility and consisted of $653,000 of interest related to the Ares Letter of Credit Facility and $444,000 of interest expense and fees related to the Wells Fargo ABL.

Decrease (Increase) in Fair Value of Liabilities under Derivative Contracts

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners

IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $3.5 million for the three months ended September 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrants”). The Riverwood Warrants were accounted for as a liability and their fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants decreased by $5.3 million for the three months ended September 30, 2014 and increased by $2.1 million for the three months ended September 30, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other (Expense) Income, Net

Other (expense) income, net changed $188,000 for the three months ended September 30, 2014 to other expense of $139,000 from other income of $49,000 for the three months ended September 30, 2013. Other expense for the three months ended September 30, 2014 consisted primarily of a $104,000 foreign exchange loss and $35,000 of miscellaneous expense. Other income for the three months ended September 30, 2013 consisted primarily of $37,000 of miscellaneous income and $19,000 foreign exchange gain, partially offset by $7,000 in late payment fees.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013
Revenue	$68,843,061	$61,925,643	6,917,418	11.2%	100.0%	100.0%
Cost of goods sold	61,612,651	64,973,577	(3,360,926)	-5.2%	89.5%	104.9%
Selling, distribution and administrative	27,679,750	38,171,922	(10,492,172)	-27.5%	40.2%	61.6%
Research and development	4,177,616	7,774,273	(3,596,657)	-46.3%	6.1%	12.6%
Restructuring expense	2,672,350	184,107	2,488,243	*	3.9%	0.3%
Depreciation and amortization	2,692,202	6,886,110	(4,193,908)	-60.9%	3.9%	11.1%
Interest income	3,475	3,643	(168)	-4.6%	0.0%	0.0%
Interest expense, including related party	(5,117,312)	(2,943,723)	(2,173,589)	73.8%	-7.4%	-4.8%
(Increase) decrease in fair value of liabilities under derivative contracts	(18,682,848)	1,320,753	(20,003,601)	*	-27.1%	2.1%
Other expense, net	(36,862)	(35,362)	(1,500)	4.2%	-0.1%	-0.1%

Net loss	$(53,825,055)	$(57,719,035)	3,893,980	-6.7%	-78.2%	-93.2%

*	Variance is not meaningful.

Revenue

Revenue increased $6.9 million, or 11.2%, to $68.8 million for the nine months ended September 30, 2014 from $61.9 million for the nine months ended September 30, 2013. The increase in revenue was primarily a result of a $22.0 million increase in sales to The Home Depot for the nine months ended September 30, 2014 compared to sales for the nine months ended September 30, 2013, with a $15.1 million offsetting decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold decreased $3.4 million, or 5.2%, to $61.6 million for the nine months ended September 30, 2014 from $65.0 million in the nine months ended September 30, 2013. The decrease in cost of goods sold was primarily due to a $6.1 million decrease in the provision for inventory write-offs for the nine months ended September 30, 2014 and the impact of our on-going transition to lower cost contract manufacturers in Asia during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Cost of goods sold as a percentage of revenue decreased for the nine months ended September 30, 2014 to 89.5% (or gross margin of 10.5%) as compared to 104.9% (or negative gross margin of 4.9%) for the nine months ended September 30, 2013.

Excluding the impact of the provisions for inventory write-offs, our cost of goods sold was $60.1 million for the three months ended September 30, 2014, an increase of $2.8 million, or 4.8%, as compared to $57.4 million for the three months ended September 30, 2013. This increase in non-GAAP cost of goods sold corresponds to the increase in revenue for the nine months ended September 30, 2014. Excluding the impact of the inventory write-offs discussed above, our non-GAAP gross margin was 12.7% for the nine months ended September 30, 2014 as compared to non-GAAP gross margin of 7.4% for the nine months ended September 30, 2013. See our reconciliation of non-GAAP measurements on page 26. The decrease in cost of goods sold as a percentage of revenue was primarily affected by the impact of our on-going transition to lower cost contract manufacturers in Asia during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $10.5 million, or 27.5%, to $27.7 million for the nine months ended September 30, 2014 from $38.2 million for the nine months ended September 30, 2013, and decreased as a percentage of revenue to 40.24% for the nine months ended September 30, 2014 from 61.6% for the nine months ended September 30, 2013. The decrease in selling, distribution and administrative expense was primarily due to a $4.4 million decrease in personnel-related expense due to the workforce reductions in the fourth quarter of 2013 and the first and third quarters of 2014, a $3.3 million decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India, the United Kingdom and the Netherlands, a $1.4 million decrease in unbillable freight, a $817,000 reduction in commission to agents, a $730,000 reduction in advertising and promotions expense due to special promotions offered in the first quarter of 2013 that were not repeated in 2014 as we continue to focus on reducing our operating expense.

Research and Development

Research and development expense decreased $3.6 million, or 46.3%, to $4.2 million for the nine months ended September 30, 2014 from $7.8 million for the nine months ended September 30, 2013, and decreased as a percentage of revenue to 6.1% for the nine months ended September 30, 2014 from 12.6% for the nine months ended September 30, 2013. The decrease in research and development expense was primarily due to a $3.0 million decrease in personnel-related expense driven by the workforce reductions in the fourth quarter of 2013 and a $538,000 decrease in prototyping, external testing and tooling expense as we continued our efforts to reduce our costs in 2014.

Restructuring Expense

Restructuring expense was $2.7 million for the nine months ended September 30, 2014 compared to $184,000 for the nine months ended September 30, 2013. Restructuring expense for the nine months ended September 30, 2014 consisted of $2.1 million in severance and termination benefits related to additional headcount reductions in the United States, $622,000 for the write-down and disposal of tooling, production equipment and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary. Restructuring expense for the nine months ended September 30, 2013 consisted of $99,000 related to the termination of our lease in Mexico and $85,000 for miscellaneous costs incurred in closing both our Mexico and Australia entities.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.2 million, or 60.9%, to $2.7 million for the nine months ended September 30, 2014 from $6.9 million for the nine months ended September 30, 2013, and decreased as a percentage of revenue to 3.9% for the nine months ended September 30, 2014 from 11.1% for the nine months ended September 30, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities, as well as additional impairment of manufacturing equipment and tools and molds during 2014, as we continue the transition to lower cost contract manufacturers in Asia.

Interest Expense, Including Related Party

Interest expense, including related party, increased $2.2 million, or 73.8%, to $5.1 million for the nine months ended September 30, 2014 from $2.9 million for the nine months ended September 30, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan and the Medley Delayed Draw Loan. Interest expense for the nine months ended September 30, 2014 consisted of $3.7 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, $338,000 non-cash interest expense related to the amortization of the Pegasus Guaranty, $398,000 of interest expense and fees related to the FCC ABL, $264,000 of interest expense and fees related to the Wells Fargo ABL and $426,000 of interest expense related to the Ares Letter of Credit Facility. Interest expense for the nine months ended September 30, 2013 consisted of $2.0 million of interest related to the Ares Letter of Credit Facility and $937,000 of interest expense and fees related to the Wells Fargo ABL.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

The Series J Warrants issued as part of the Series J Securities were accounted for as liabilities through April 14, 2014, the effective date of an amendment to our Certificate of Incorporation increasing the authorized number of shares of Common Stock (the “Charter Amendment”), at which point the Series J Warrants were reclassified as equity instruments. While the Series J Warrants were accounted for as a liability their fair value was determined using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $25.1 million for the period from date of issuance of the Series J Warrants to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of March 31, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued the Medley Warrants. The Medley Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. As consideration for the Pegasus Guaranty, on February 19, 2014, we issued Pegasus Guaranty Warrants. The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $3.7 million for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to September 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to Holdings II and certain other purchasers and issued the Pegasus Warrant. The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued the Riverwood Warrants. The Riverwood Warrants were accounted for as liabilities and the fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants decreased by $2.7 million for the nine months ended September 30, 2014 and $3.4 million for the nine months ended September 30, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other Expense, Net

Other expense, net increased $2,000 for the nine months ended September 30, 2014 to $37,000 from $35,000 for the nine months ended September 30, 2013. Other expense for the nine months ended September 30, 2013 consisted of a $15,000 miscellaneous expense and a $21,000 foreign exchange loss. Other expense for the nine months ended September 30, 2013 consisted of a $70,000 foreign exchange loss and $47,000 in late payment fees, partially offset by $32,000 of miscellaneous income.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $788.6 million and stockholders’ deficit of $463.5 million as of September 30, 2014. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from Wells Fargo and currently Medley and sales of Common Stock and Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led many of our capital raises, the offerings of our Series H Preferred Stock, Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Preferred Stock also involved and/or were led by parties other than Pegasus.

On February 19, 2014, we entered into the Medley Delayed Draw Loan and the $30.5 million Medley Term Loan. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility.

On April 25, 2014, we entered into the FCC ABL, a three-year revolving credit facility with First Capital. We utilized proceeds from the FCC ABL to repay our outstanding obligations under the Medley Delayed Draw Loan. The Medley Loan Agreement was amended on April 25, 2014 to, among other things, terminate the Medley Delayed Draw Loan and permit the indebtedness under the FCC ABL. As of September 30, 2014, we had $12.2 million outstanding under the FCC ABL and additional borrowing capacity of $6.7 million.

As of September 30, 2014, we had cash and cash equivalents of $1.2 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is equal to (i) the sum of (A) 85% of our eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value, or 85% of the net orderly liquidation value, of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the aggregate amount of our outstanding letter of credit obligations (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the FCC ABL and (ii) $3.0 million in restricted cash, pursuant to the Medley Loan Agreement. We are required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

Commencing on September 25, 2015, Riverwood and Pegasus will have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively. If either Riverwood or Pegasus elect to cause us to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, respectively. Further, in the event Riverwood so elects to cause such redemption of its Series H Preferred Stock, the holders of Series J Preferred Stock would also have the option to redeem any or all of their shares of Series J Preferred Stock prior to the redemption of the Series H Preferred Stock. In total, our maximum payment obligation in the event of a redemption of all the Series H, I and J Preferred Stock is $442.9 million. Finally, any such redemption of shares of Series H, I or J Preferred Stock would result in an acceleration of the obligations of the Medley Term Loan and the FCC ABL. As of September 30, 2014, the aggregate borrowings outstanding under each of these loan facilities was $39.6 million.

We have historically been dependent on Pegasus and other investors for our liquidity needs because other cash flows from operations have been insufficient to meet the needs of the Company. On November 14, 2014, we issued 13,000 units of the Series J Securities to a third party investor for aggregate gross proceeds of $13.0 million. We continue to face challenges in our efforts to achieve positive cash flows from operations and profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations and raising additional capital through public or private financing, as well as the continued support of our existing investors. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, as well as improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continuing in 2014. We may not be able to raise capital in the future on terms that are acceptable to us, if at all. In addition, any future financings involving the issuance of our equity securities may be dilutive to our current stockholders.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Cash flow activities:
Net cash used in operating activities	$(34,938,332)	$(49,779,859)
Net cash used in investing activities	(724,036)	(1,692,471)
Net cash provided by financing activities	25,547,254	45,880,024

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $34.9 million and $49.8 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in operating activities for the nine months ended September 30, 2014 included certain non-cash reconciliation items comprised primarily of an $18.7 million net increase in fair value of warrants, $2.3 million of stock-based compensation expense, $2.7 million in depreciation and amortization, $2.2 million in amortization of debt issuance costs, accretion and interest accrual on the FCC ABL, Medley Delayed Draw Loan and the Medley Term Loan and a $1.5 million inventory write-down. For the nine months ended September 30, 2013, net cash used in operating activities included certain non-cash reconciliation items comprised primarily of $6.9 million in depreciation and amortization, a $5.7 million inventory write-down, $5.1 million of stock-based compensation expense and $1.9 million provision for losses on non-cancelable purchase commitments, offset by a $1.4 million decrease in fair value of warrants.

Net cash used in operating activities decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to changes in working capital. For the nine months ended September 30, 2014, accounts receivable increased $5.5 million, inventories increased $5.1 million and prepaid expenses increased $1.3 million, partially offset by a $1.1 million increase in accounts payable and a $1.8 million increase in accrued expense and other liabilities.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $724,000 and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2014 was primarily due to a decrease in our capital expenditures as we focused on cost saving measures.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and preferred stock. Net cash provided by financing activities was $25.5 million and $45.9 million for the nine months ended September 30, 2014 and 2013, respectively. The cash provided by financing activities for the nine months ended September 30, 2014 included proceeds of $29.8 million on the Medley Term Loan and the issuance of Series J Securities for aggregate proceeds of $25.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $28.1 million on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Delayed Draw Loan and the FCC ABL, $3.2 million in debt issuance costs and $438,000 in fees and commissions paid in connection with the issuance of the Series J Securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 14, 2014	By	/s/ EDWARD D. BEDNARCIK
Edward D. Bednarcik.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014	By	/s/ DENNIS MCGILL
Dennis McGill
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 6, 2013, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Appendix A to the Information Statement on Schedule 14C filed on March 21, 2014, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.8	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors. (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference)

4.10	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP. ((previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Warrant, dated as of September 25, 2012, issued to Portman Limited. (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.15	Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

4.16	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

4.17	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.18	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant, dated as of January 3, 2014, issued to PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.21	Warrant, dated as of January 3, 2014, issued to PCA LSGC Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.22	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.23	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.24	Warrant, dated as of February 19, 2014, issued to Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.25	Warrant, dated as of February 19, 2014, issued to Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.26	Registration Rights Amendment, dated February 19, 2014, by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.27	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.28	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1	Series J Subscription Agreement, dated August 14, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354 and incorporated herein by reference).

10.2	Letter Amendment to Loan and Security Agreement, dated September 19, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2014, File No. 0.20354 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.