Form 10-Q/A
period 2014-09-30
LIGHTING SCIENCE GROUP CORP
filed 2014-11-17
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

Lighting Science Group Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 14, 2014, for the sole purpose of correcting the XBRL Interactive Data Files. Due to a filing error by a third party financial printer, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained errors.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events occurring subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

LIGHTING SCIENCE GROUP CORPORATION (Registrant)

Date: November 17, 2014	By	/s/ EDWARD D. BEDNARCIK
Edward D. Bednarcik.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 17, 2014	By	/s/ DENNIS MCGILL
Dennis McGill
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 6, 2013, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Appendix A to the Information Statement on Schedule 14C filed on March 21, 2014, File No. 0-20354, and incorporated herein by reference).

4.1	Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.3	Warrant Agreement, dated as of December 22, 2010, by and among Lighting Science Group Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 4, 2011, File No. 0-20354, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated January 13, 2011 and issued to The Home Depot, Inc. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of June 6, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

4.7	Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated May 25, 2012 and issued to RW LSG Management Holdings LLC (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.8	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Lighting Science Group Corporation, dated June 15, 2012 and issued to RW LSG Management Holdings LLC and certain other investors. (previously filed as Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1 filed on September 27, 2012, File No. 333-172165, and incorporated herein by reference)

4.10	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (A) LP (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.11	Warrant, dated as of September 25, 2012, issued to Cleantech Europe II (B) LP. ((previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.12	Warrant, dated as of September 25, 2012, issued to Portman Limited. (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.13	Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC. RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.14	Warrant, dated as of September 11, 2013, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

4.15	Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

4.16	Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

4.17	Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on August 14, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.18	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II LLC (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.19	Warrant, dated as of January 3, 2014, issued to PCA LSG Holdings LLC (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.20	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.21	Warrant, dated as of January 3, 2014, issued to PCA LSGC Holdings LLC (previously filed as Exhibit 4.7 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.22	Warrant, dated as of January 3, 2014, issued to LSGC Holdings II, LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.23	Warrant, dated as of January 3, 2014, issued to RW LSGC Holdings, LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

4.24	Warrant, dated as of February 19, 2014, issued to Medley Capital Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.25	Warrant, dated as of February 19, 2014, issued to Medley Opportunity Fund II LP (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.26	Registration Rights Amendment, dated February 19, 2014, by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.27	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners IV, L.P. (previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.28	Warrant, dated as of February 19, 2014, issued to Pegasus Capital Partners V, L.P. (previously filed as Exhibit 4.5 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.1	Series J Subscription Agreement, dated August 14, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0.20354 and incorporated herein by reference).

10.2	Letter Amendment to Loan and Security Agreement, dated September 19, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2014, File No. 0.20354 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2014).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2014).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 14, 2014).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.