Form 10-K
period 2014-12-31
LIGHTING SCIENCE GROUP CORP
filed 2015-03-31
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-20354

Lighting Science Group Corporation

(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1830 Penn Street Melbourne, FL	32901
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15.7 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 26, 2015 was 212,003,605 shares.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “seeks” and similar terms and variations thereof. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors”. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.   Business.

GENERAL

We are an innovator and provider of light emitting diode (“LED”) lighting technology. We design, develop, manufacture and market advanced illumination products that use LEDs as their exclusive light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. We have also developed LED lighting technology whose light and color are tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

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

Our customers include retailers and original equipment manufacturers (“OEMs”) such as The Home Depot, Inc. (“The Home Depot”) and Standard Products, Inc. (“Standard Products”), which sell our products on a co-branded or private label basis. Notably, we are The Home Depot’s preferred product partner for LED retrofit lamps, which are currently sold under its EcoSmart® brand. Large retail, hospitality and other corporate customers also purchase products from us directly. In addition, our luminaires are installed in large-scale infrastructure projects throughout the world.

We are seeking to lead the convergence of science and light to improve the environment as well as human health and wellbeing. Our lighting technology is designed to consume less electricity for each unit of light produced and we continue to improve our product packaging and lifespan to use fewer materials in the production and distribution of our lamps and luminaires.

CORPORATE INFORMATION AND HISTORY

We were incorporated in the state of Delaware in 1988. Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” in this Form 10-K refer to Lighting Science Group Corporation or, as applicable, its predecessor entities and, where appropriate, its wholly owned subsidiaries. Our principal executive offices are located at 1830 Penn Street, Melbourne, Florida 32901, and our telephone number is (321) 779-5520. Our website address is www.lsgc.com. This reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Form 10-K.

We are controlled by affiliates of Pegasus Capital Advisors, L.P., (“Pegasus Capital”), a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings, LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus IV”), LED Holdings, LLC (“LED Holdings”), LSGC Holdings II LLC (“Holdings II”), PCA LSG Holdings, LLC (“PCA Holdings”) and LSGC Holdings III LLC (“Holdings III” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, PCA Holdings and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

INDUSTRY BACKGROUND

According to a 2014 report published by the U.S. Department of Energy (the “DOE”), it is estimated that LED sales in the U.S. lighting market will increase to approximately 48% in 2020 and 84% in 2030. Further, LED lighting is predicted to account for a majority of installations by 2022 and 88% of all lumen-hours being produced for general illumination in the United States in 2030. The LED lighting market is also expected to grow outside of the United States.

A 2013 industry report estimated that in North America, Europe and Asia, the share of the lighting market represented by LEDs on a dollar value basis, will rise to around 45% in 2016 and around 70% in 2020, including both new fixture installations and light source replacements, and to around 35% in 2016 and between 55% and 60% in 2020 in Latin America, the Middle East and Africa.

LEDs are regarded as the most promising technology for reducing energy consumption, given that, according to a DOE report, lighting accounted for approximately 18% of all U.S. electricity consumption in 2013. We believe that the continuing improvements in LED product efficacy and light quality, coupled with reductions in the purchase price, will further reduce the total cost of ownership and accelerate adoption of LEDs for general illumination purposes. Other catalysts expected to play a significant role in adoption are: (i) consumer and governmental focus on energy efficiency and environmental sustainability; (ii) demand for enhanced lighting functionality; (iii) design differentiation enabled by the smaller size, lower heat output, longer lifetime, dimmability, and wireless controllability; (iv) financial incentives for energy efficient technologies from government and utility rebates; and (v) government regulations restricting incandescent bulb sales in the United States and the European Union.

OUR PRODUCTS

We have an extensive product portfolio with three distinct offerings—replacement lamps, luminaires and biological lighting. The products in each of these offerings achieve a unique combination of scientific innovation, lumen distribution and energy efficiency. We enhanced our lamp and luminaire offerings with the introduction of several new products during 2014 that we anticipate will continue to provide improved performance through the implementation of more effective components and form factors. We have introduced several new products in 2015, including the Free LED™ solar roadway system, our Vintage™ Filament Series of LED lamps, our Sleepy Baby™ LED lamp and a new mini-roadway luminaire.

Replacement Lamps. We offer a broad range of LED retrofit lamps designed to fit into existing light fixtures as replacements for traditional incandescent, compact fluorescent and halogen lamps. Our range of dimmable LED retrofit lamps possess consistent color and delivers improved light distribution and brightness in commercial and residential settings as compared to traditional lighting products. Our replacement lamp product line includes lamps that are sold under the Lighting Science name as well as co-branded (for The Home Depot) and private label (for Standard Products) retrofit lamps offered directly to our customers and through distributors across North America. In January 2015, we launched the Vintage™ Filament Series of LED lamps, which provides LED energy savings and comes in many of the traditional, incandescent bulb decorative form factors.

Luminaires. We offer LED luminaires that combine energy efficiency, long life span and enhanced light distribution, making them ideal for street lighting and in parking garages, outdoor areas, warehouses and manufacturing areas. Our industrial product line includes: (i) PROLIFIC® Series Roadway Luminaires, (ii) Roadmaster™ Roadway Luminaires, (iii) C2D™ LowBay and BayLight luminaires for use in parking garages and (iv) the Forefront® Wall Pack luminaires for use in area, pathway and security lighting. In February 2015, we introduced the FreeLED solar roadway system, a sleek, intelligent and powerful street lighting solution that uses solar energy as its power source. We believe the FreeLED will provide a reliable, affordable and sustainable roadway illumination solution for the general public, including those rural or remote communities with limited access to the electric grid.

Biological Lighting. In 2013 we launched our Good Night™ and Awake & Alert™ circadian replacement lamps, the MyNature™ Coastal lamps and outdoor luminaires and the MyNature Grow lighting lamps and high bay luminaires. Traditional lights have a high level of blue light that causes photo receptors in the eye to suppress the body’s natural production of melatonin. At night, this disrupts the sleep cycle and can negatively affect health. The GoodNight light has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production. The Awake&Alert light has a blue enriched spectrum to naturally enhance the body’s energy and alertness. Our Coastal lighting solutions have been installed at Patrick Air Force Base and other locations along Florida’s east coast. There are also numerous commercial and academic greenhouses and growing facilities across the United States and Canada that have implemented our Grow lighting solutions. In March 2015, building on the proprietary technology underlying our popular Good Night lamp, we released the Sleepy Baby light, which delivers a patented, biologically-corrected light source for use during a baby’s nightly bedtime routine, sending natural signals to promote sleep and child wellness.

TARGET MARKETS AND CUSTOMERS

We focus our product development on the applications and markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives. In particular, we seek to improve our brand awareness and sales pipeline in major urban areas both in the United States and abroad in the following market segments. Historically we have relied on our relationship with The Home Depot for a significant portion of our revenues.

Residential and office. We offer a line of retrofit lamps, integrated retrofit kits and luminaires designed to compete with traditional incandescent, florescent and halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires targeted for this market are currently sold to The Home Depot and OEMs that resell them under their own brands both directly to end-users and into retail channels such as home centers. We also have a comprehensive assortment of retrofit lamps and luminaires under the Lighting Science brand.

Retail and hospitality. The market for lighting in the retail and hospitality environment is large and varied and we believe our biological lighting technology whose light and color are tuned to achieve specific biological effects give us a distinct advantage. We have lighting products suited for malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task, down, bay, cove, linear, accent, track and spot lighting as well as retail display lighting. Several major retailers have replaced their existing lighting with our LED retrofit lamps and luminaires.

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

Schools and universities. Buildings and outdoor lighting for primary, secondary and higher education represent a significant market opportunity for our energy-efficient solutions. This is due in part to the movement across K-12 institutions, as well as colleges and universities, to reduce energy use and environmental impact as well as improve sustainability. We believe that switching to LED lighting is one of the most practical, readily implementable, highest-return, and high profile actions campus administrators can take towards fulfilling this mandate. Principal applications in this market include lighting for parking lots, large outdoor areas, streets and building exteriors, as well as indoor lighting in classrooms and common areas.

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

Our research and development team also seeks to enhance the aesthetic appeal and reduce the total cost of ownership of our products. Although we implemented a number of cost cutting measures during the year ended December 31, 2014, including reductions in personnel, we intend to continue to dedicate a significant portion of our financial and personnel resources toward the development of new materials and methods related to our products.

Our research and development team is comprised of approximately 15 research scientists and engineers with Doctoral or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with extensive experience in the lighting industry. Our research and development capabilities are further enhanced through collaborations with leaders within and outside the LED lighting industry. We have research and development relationships with professionals and institutions in a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These institutions include leading research organizations, such as NASA, Harvard, Jefferson Medical College, Florida Institute of Technology, University of Guelph and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG, National Semiconductor Corporation. In addition, we have funded and continue to fund other research including advanced material processing and biological effects of lighting on plants and animals, including a recent study performed at Harvard and an on-going study at Alertness CRC Limited investigating the effects of lighting on human sleep patterns.

Research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $5.6 million, $10.3 million and $10.1 million, respectively. The decrease in research and development expenses is a result of product releases and on-going efforts to improve our financial results. We expense all of our research and development costs as they are incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies or commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

MANUFACTURING AND SUPPLIERS

We design and engineer our products and outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components based on our specifications and provide the necessary facilities and labor to manufacture our products. We leverage the strength of our contract manufacturers and allocate the manufacture of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted at our contract manufacturers in Asia. Product qualification and testing is conducted in our facilities in Melbourne, Florida. The Melbourne facility and each of our contract manufacturers have been ISO9001:2008 certified as conforming to the standards published by the International Organization for Standardization.

We select LEDs based on a combination of availability, price and performance. We believe we have strong relationships with our LED suppliers and receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain of these key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. Some of our products use a custom LED package that we source from a limited number of suppliers.

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

The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions and a competitive pricing environment. These characteristics create a market environment that demands continuous innovation, provides entry points for new competitors and creates opportunities for rapid shifts in market share. We primarily compete with other providers of LED lighting on the basis of our product performance, as measured by efficacy, light quality, increased lumen output and reliability relative to industry standards and energy related certifications, such as ENERGY STAR and California Energy Commission specifications, as well as on product cost. In addition to the aforementioned factors, which generally contribute to a lower total cost of ownership and enhanced product quality as compared to alternative lighting solutions, we offer our customers a broad product portfolio and have access to retail channels through our OEM relationships. Our product design approach, proprietary technology and deep understanding of lighting applications aids our ability to compete in the market for LED lighting.

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

As of December 31, 2014, we had filed 353 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 230 U.S. patents were issued, 122 were pending approval and 22 were no longer active as of December 31, 2014. During 2014, we filed 44 U.S. patent applications and 49 U. S. patents were issued. When it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In certain cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes.

The LED lighting industry is characterized by the existence of a significant number of patents and other intellectual property and by the vigorous pursuit, protection and enforcement of intellectual property rights. We believe that our extensive intellectual property portfolio, along with our license arrangements, provides us with a considerable advantage relative to new entrants to the industry and smaller LED lighting providers in serving sophisticated customers. As is customary in the LED lighting industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers and/or distributors, we may be required to cease manufacture of the infringing product, pay damages and expend significant company resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights.

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

In addition to the UL certification, certain of our products must also meet industry standards, such as those set by the Illuminating Engineering Society of North America, and government regulations for their intended application. For example, our roadway luminaires must meet certain structural standards and must also deliver a certain amount of light in specified positions relative to the installed luminaire.

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

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations are not deemed material.

EMPLOYEES

As of December 31, 2014, we had 77 employees in the United States all of which were full-time, and four full-time employees outside the United States, primarily in Hong Kong. We also utilized four temporary employees and nine contractors as of December 31, 2014, three of which were in the United States. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2014, 2013 and 2012, we had revenue of $91.3 million, $83.2 million and $127.1 million, respectively, and as of December 31, 2014, we had accumulated a deficit of $800.3 million. As evidenced by these financial results, we have not been able to achieve profitability. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

We believe we will have sufficient capital to fund our operations for at least the next 12 months based on our current business plan and the assumptions set forth therein. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continued throughout 2014. In future periods, if we do not adequately execute upon our business plan or if our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or to further reduce our expenditures to preserve our cash. Additional sources of liquidity may not be available in an amount or on terms that are acceptable to us.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. We had significant revenue growth from 2009 through 2012 and again in 2014, but we had a decrease in revenue in 2013 compared to 2012. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our research and development efforts, the on-going impact of the transition of our product manufacturing to our contract manufacturers, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flows from operations turns positive will depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. Through February 19, 2014, we had an asset-based lending facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided us with borrowing capacity calculated based on our accounts receivable and inventory, unrestricted cash held in a Wells Fargo deposit account, and the amount of a Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”) with Ares Capital Corporation (“Ares Capital”). On February 19, 2014, we entered into a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (as amended from time to time, the “Medley Delayed Draw Loan”) with Medley Capital Corporation (“Medley”) that provided us with borrowing capacity of up to a maximum of $22.5 million. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. On April 25, 2014, we entered into a three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”), which provides us with a maximum borrowing capacity of $22.5 million, subject to certain limitations. We utilized proceeds from the FCC ABL to repay outstanding obligations under the Medley Delayed Draw Loan. As of December 31, 2014, the balance outstanding on the FCC ABL was approximately $6.4 million and we had approximately $8.9 million of additional borrowing capacity.

In recent years, we have also raised funds through issuances of our Series H Convertible Preferred Stock (“Series H Preferred Stock”), Series I Convertible Preferred Stock (“Series I Preferred Stock”) and Series J Convertible Preferred Stock (“Series J Preferred Stock” and, collectively with the Series H Preferred Stock and Series I Preferred Stock, the “Preferred Shares”). We have experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. We have historically been dependent on affiliates of Pegasus Capital for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. If we are able to raise funds by selling additional shares of our Common Stock or securities convertible or exercisable into our Common Stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

We may be unable to profitably sell our products in this competitive pricing environment.

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

If our preferred stockholders exercise their redemption rights, it would have a material adverse effect on our financial condition and may result in a change of control.

Commencing on September 25, 2015, RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”) and Pegasus will have the right to cause us to redeem its shares of Series H Preferred Stock and Series I Preferred Stock, respectively. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, respectively. In addition, commencing 10 business days after September 25, 2015, each of Portman Limited and affiliates of Zouk Holdings Limited, jointly, has a contractual right to require us to redeem its shares of Series H Preferred Stock. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security which ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (the “Special Redemption”). Each holder of Preferred Shares would also have the right to require us to redeem such shares upon the uncured material breach of our outstanding obligations under our indebtedness or our uncured breach of the terms of the Amended and Restated Certificate of Designation governing the Series H Preferred Stock (the “Series H Certificate of Designation”), the Amended and Restated Certificate of Designation governing the Series I Preferred Stock (the “Series I Certificate of Designation”) or the Amended and Restated Certificate of Designation governing the Series J Preferred Stock (the “Series J Certificate of Designation” and, collectively with the Series H Certificate of Designation and Series I Certificate of Designation, the “Certificates of Designation”). In total, our maximum payment obligation in the event of a redemption of all outstanding Preferred Shares was $492.0 million as of March 26, 2015. We would also be required to repay our outstanding obligations under the Medley Term Loan and the FCC ABL prior to any redemption of the Preferred Shares. As of December 31, 2014, the aggregate borrowings outstanding under these loan facilities was $34.2 million.

Any redemption of the Preferred Shares would be limited to funds legally available therefor under Delaware law. The Certificates of Designation provide that if there is not a sufficient amount of cash or surplus available to redeem the Preferred Shares, then the redemption shall be paid out of the remaining assets of the Company. In addition, the Series J Certificate of Designation provides that we are not permitted or required to redeem any shares of Series J Preferred Stock for so long as such redemption would result in an event of default under our credit facilities. If we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders. As of December 31, 2014, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Shares. In addition, based solely on our projected balance sheet as of September 25, 2015, we do not believe that we will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

We have a limited amount of revenues and a history of losses, and we may not have sufficient cash to allow us to comply with our redemption obligations. Our ability to redeem the Preferred Shares depends upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take certain actions aimed to enable us to redeem the Preferred Shares, such as delaying or reducing capital expenditures, attempting to obtain financing, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to redeem the Preferred Shares. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

The Series H Certificate of Designation also provides that upon the occurrence of a Control Event (as defined below), we must take any and all actions required and permitted to fix the size of the Board to a size that would permit Riverwood (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the Board until we satisfy or otherwise cure the obligations giving rise to the Control Event. A “Control Event” occurs if (x) Riverwood exercises its optional redemption right under the Series H Certificate of Designation and we are unable to redeem Riverwood’s Preferred Shares, (y) upon a change of control, we are unable to repurchase Riverwood’s Preferred Shares at a price equal to the liquidation amount or (z) we materially breach our outstanding obligations under our indebtedness or materially breach the terms of the Certificates of Designation. Riverwood’s rights with respect to a Control Event will automatically terminate if it ceases to beneficially own at least 10,000 shares of Series H Preferred Stock (or the equivalent number of shares of Common Stock issued upon conversion of such shares of Series H Preferred Stock).

Our issuances of Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock may limit our ability to raise additional capital and/or take certain corporate action.

As of March 26, 2015, we had 246,035.52 shares of preferred stock issued and outstanding, consisting of 113,608.52 shares of our Series H Preferred Stock, 62,365 shares of our Series I Preferred Stock and 70,000 shares of our Series J Preferred Stock. The Certificates of Designation governing the Preferred Shares limit our ability to take certain actions without the consent of Pegasus and Riverwood, including, among other things:

•	redeem, reacquire, pay dividends or make other distributions on our securities;

•	engage in any recapitalization, merger, consolidation, reorganization or similar transaction;

•	incur any indebtedness (A) in excess of that contained in the FCC ABL or Medley Term Loan; or (B) that includes any provision that would limit our ability to redeem any Preferred Shares;

•	issue any equity securities, subject to limited exceptions;

•	enter into any new agreements or transactions with any affiliates or amend or modify the terms of any such agreements; and

•

acquire, license, transfer or sell any property, rights or assets or enter into any joint venture where (A) the aggregate consideration to be paid or received, or (B) the fair market value of the relevant property, rights or assets, exceeds $5.0 million.

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

We are currently engaged in litigation and may suffer material adverse results.

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of our stockholders, filed a lawsuit against us and several other defendants seeking rescission of its $25.0 million investment in the Company, recovery of attorneys’ fees and court costs for alleged violations of the Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its first cause of action for violation of the Florida securities laws. As of March 30, 2015, this order has not been entered. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran is in error and that we have strong defenses against Geveran’s claims. Once the order is entered, we plan to appeal it and, together with other defendants, post a bond, which should allow us to obtain an automatic stay of enforcement throughout the appeal process. We will vigorously defend our position on appeal. However, in the event that we are not successful on appeal, we could be liable for Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Such an outcome could have a material adverse effect on our financial position. Even if we are successful on appeal, we will have to continue with litigation at the trial court level on the merits of the case. In such case, we may be unable to resolve the dispute in our favor and may ultimately be liable to Geveran for damages. Even if we are eventually successful in defending against Geveran’s claims or entering into a reasonable settlement agreement with Geveran, this litigation could result in substantial costs to us, could be a distraction to management and could harm our financial position.

We are also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against us under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We believe that we have strong defenses against GE Lighting’s claims. We have retained counsel, deny liability in connection with this matter and intend to continue to vigorously defend our position against the claims asserted by GE Lighting. However, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial costs to us, could be a distraction to management and could harm our financial position.

In addition, because we operate in an industry that includes some companies that are much larger, and have significantly greater resources, than the Company, a disagreement with a competitor that is not amicably resolved can result in litigation that, even if a favorable outcome is reached, could result in substantial costs to us, could be a distraction to our management and could harm our financial position.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our operations and our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting.

During the evaluation of disclosure controls and procedures for the year ended December 31, 2014, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives in our internal control over financial reporting. We believe that many of the observed material weaknesses resulted from the loss of certain key accounting and finance personnel and the transition of certain duties to personnel less familiar with the roles and responsibilities.

Subsequent to December 31, 2014, the following are among the key actions taken to our internal controls, which we believe have remediated the identified weaknesses:

●	We have improved the controls over the spreadsheet used in the inventory valuation and enhanced the training of the personnel responsible for preparing and reviewing the spreadsheet; and

●

We have implemented a reconciliation and confirmation process for our in-transit inventory on a monthly basis, as well as provided additional training of the personnel responsible for preparing and reviewing these transactions.

Additional measures may be necessary to complete the remediation of the weaknesses identified in our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other weaknesses we identify. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional weaknesses. The steps we have taken, or may subsequently take, may not be sufficient to fully remediate the material weakness identified or ensure that our internal controls are effective. Complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. We may need to hire, at a material expense to us, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of the remediation of our material weakness or otherwise.

The LED lighting industry is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and fluctuations in supply and demand. If we fail to anticipate and adapt to these changes and fluctuations, our sales, gross margins and profitability will be adversely affected.

In the LED lighting industry, rapid technological changes and short product life cycles often lead to price erosion and product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality, putting pricing pressure on existing products. Further, the industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry can, as it has in the past, lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. Pricing pressure and obsolescence also cause the stated value of our inventory to decline. For the years ended December 31, 2014, 2013 and 2012, we recorded an inventory write-down of $4.7 million, $11.4 million and $15.8 million, respectively, and a provision for expected losses on non-cancellable purchase commitments of $507,000, $2.3 million and $5.6 million, respectively. In addition, if we are unable to develop planned new technologies or if the transition of our manufacturing operations are unsuccessful, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross margins and profitability will be adversely affected.

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

We rely on our relationship with The Home Depot and the loss of this material relationship or any other significant relationship would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

We form business relationships and strategic alliances with retailers and other lighting companies to market our products, generally under private or co-branded labels. In certain cases, such relationships are important to our introduction of new products and services, and we may not be able to successfully collaborate or achieve expected synergies with these retailers or lighting companies. We do not control these retailers or lighting companies and they may make decisions regarding their business undertakings with us that may be contrary to our interests, or may terminate their relationships with us altogether. In addition, if these retailers or lighting companies change their business strategies, for example due to business volume fluctuations, mergers and acquisitions and/or performance issues, fail to pay or terminate the relationship altogether, our business could be materially adversely affected.

For the years ended December 31, 2014, 2013 and 2012, The Home Depot accounted for 80%, 55% and 48% of our net sales, respectively. While we anticipate The Home Depot will remain a significant customer in 2015, our contractual commitment with The Home Depot is not long term in nature. Our Strategic Purchasing Agreement with The Home Depot does not expire until July 2016, but The Home Depot may terminate the Strategic Purchasing Agreement at any time for any reason upon 180 days written notice to us. Following expiration of the initial term in July 2016, The Home Depot may extend the Strategic Purchasing Agreement for two additional one-year renewal terms. A loss of The Home Depot as a customer or a significant decline in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may impact our sales volume to it. In addition, our Strategic Purchasing Agreement with The Home Depot does not require it to purchase a minimum quantity of products from us. We issued a Warrant to The Home Depot that included incentive-based vesting conditions through 2015 based on annual 20% increases in product purchases made under the Strategic Purchasing Agreement. For 2011, 2012 and 2014, the 20% volume increase was reached and The Home Depot vested in warrants to purchase a total of 5,008,176 shares of Common Stock at an exercise price of $1.20 per share. However, The Home Depot did not purchase a sufficient quantity of products from us to achieve the incentive-based vesting condition for 2013. As of December 31, 2014, the 1,669,392 warrants that vested in 2011 expired unexercised.

If we do not successfully manage our network of distributors and independent sales representatives, we may not be able to increase sales to meet growth expectations.

Our growth and future financial performance will depend on our ability to maintain and exploit our internal sales and service organization, and to substantially increase the scope of our distribution and sales network, both domestically and internationally. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful. We may face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis.

Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. The agreements that are formalized in a contract are generally short-term, not exclusive, and can be cancelled by these sales channels without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

Our products may contain defects that could reduce sales, result in costs associated with the recall of or warranty obligations associated with those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us, our contract manufacturers and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at our discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. For the years ended December 31, 2014 and 2013, we incurred $4.8 million and $4.9 million, respectively, in warranty expense primarily related to an increase in the number of products returned under our standard warranty and the estimated expenses related to failure rates on two of our replacement lamp product lines sold in 2011 and 2012.  If our products experience failure rates in excess of our estimates, we may continue to incur increased warranty expenses in the future.

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

If we are unable to increase production capacity for our products with our contract manufacturers in a cost effective and timely manner, we may incur delays in shipment and our revenue and reputation in the marketplace could be harmed.

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

•	the ability of any future contract manufacturers to successfully implement our manufacturing processes;

•	the availability of critical components and subsystems used in the manufacture of our products; and

•	our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products, which could harm our revenue and operating margins and damage our reputation and our relationships with current and prospective customers.

We utilize contract manufacturers to manufacture most of our products and any disruption in these relationships may cause us to fail to meet our customers’ demands and may damage our customer relationships and adversely affect our business.

We depend on contract manufacturers to manufacture most of our products and provide the necessary facilities and labor to manufacture these products, which are primarily high volume products and components that we intend to distribute to customers in North America. Our reliance on contract manufacturers involve certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	risk of equipment failures, natural disasters, civil unrest, industrial accidents, power outages and other business interruptions;

•	lack of direct control over quality assurance and manufacturing yield; and

•	risk of loss of inventory while in transit.

If our current contract manufacturers or any other contract manufacturers we may engage in the future were to terminate their arrangement with us or fail to provide the required capacity and quality on a timely basis, we would experience delays in the manufacture and shipment of our products until alternative manufacturing services could be contracted. Any significant shortages or interruption may cause us to be unable to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate substitute products, if their price materially exceeds the original expected cost of such products, our margins and results of operations would be adversely affected.

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

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our revenue in each period may also vary significantly as a result of purchases, or lack thereof, by The Home Depot or other significant customers. Because most of our operating and capital expenses are incurred based on the estimated number of product purchases and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses or manufacturing costs for that period. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

On February 19, 2014, we entered into the Medley Term Loan and Medley Delayed Draw Loan, and we utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. On April 25, 2014, we entered into the FCC ABL which provides us with a maximum borrowing capacity of $22.5 million, which capacity is limited by a borrowing base equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of our outstanding letter of credit obligations. We utilized proceeds from the FCC ABL to repay outstanding obligations under the Medley Delayed Draw Loan. As of December 31, 2014, the balance outstanding on the FCC ABL was approximately $6.4 million and we had approximately $8.9 million of additional borrowing capacity.

Borrowings under the Medley Term Loan and FCC ABL are secured by substantially all of our assets and our material wholly owned subsidiaries (subject to certain permitted liens) and may be used for working capital requirements and other general corporate purposes. We may replace the FCC ABL facility with a replacement revolving facility, on a secured first priority basis, without penalty or premium, subject to the negotiation of loan documents and an intercreditor agreement on terms and conditions satisfactory to FCC and Medley.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Medley Term Loan and FCC ABL could result in a default under these facilities. Further, we are required under our credit facilities to maintain a certain minimum EBITDA and a minimum fixed charge coverage ratio of 1.00 to 1.00. Failure to comply with these or any other requirements of our indebtedness could result in a default. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreements or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2014, we had filed 353 U.S. patent applications covering various inventions related to the design and manufacture of LED lighting technology. From these applications, 230 U.S. patents had been issued, 122 were pending approval and 22 were no longer active. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. Our patent applications may not be granted. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 70 of the products that we were producing as of December 31, 2014. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

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

Our success will depend to a large extent on the abilities and continued services of key members of our management team. The loss of key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. Our success will depend on our ability to attract and retain highly skilled personnel including a new Chief Financial Officer and our efforts to obtain or retain such personnel may not be successful.

The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

Most of our products are manufactured by third-party contract manufacturers in foreign countries. During 2014, approximately 85% of our products were manufactured internationally, as compared to 60% in 2013 and 95% in 2012. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

•	political or labor unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	currency exchange fluctuations;

•

the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, trade restrictions and restrictions on the transfer of funds, as well as rules and regulations regarding climate change;

•	reduced protection for intellectual property rights in some countries;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers and suppliers are located.

 These risks could negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and could increase our cost of doing business generally. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

In addition, certain of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties or other charges or restrictions, any of which could have an adverse effect on our results of operations, cash flows and financial condition.

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

Affiliates of Pegasus Capital beneficially owned approximately 87.9% of our Common Stock as of March 26, 2015. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

If we applied and our shares were approved for listing on a national stock exchange, we would likely elect to be considered a “controlled company” which would exempt us from certain corporate governance requirements, including the requirement that a majority of our board of directors meet the specified standards of independence and the exemption from the requirement that we have a compensation and governance committee made up entirely of directors who meet such independence standards. Such independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Pegasus Capital may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

We have never declared or paid cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Medley Term Loan and the FCC ABL restrict our ability to pay cash dividends and any future credit facilities or loan agreements may further restrict our ability to pay cash dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of potential gain for the foreseeable future.

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

Item 2.   Properties.

Our principal administrative, sales and marketing and research and development operations are located at our Melbourne, Florida headquarters.

As of March 26, 2015, we occupied leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Melbourne, Florida	$22,473	December 2019

Cocoa Beach, Florida	$6,500	October 2016

Noida, India	$1,701	June 2016

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

In August 2014, the court granted Geveran’s motion to amend its first amended complaint to assert a claim for punitive damages against the defendants. On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act (the “August 28 Order”). As of March 30, 2015, the August 28 Order has not been entered. Once the August 28 Order is entered, we intend to appeal it. Together with the other defendants, we will have 30 days to post a bond during which time enforcement of the judgment would be stayed. We plan to have a bond posted to secure the judgment, resulting in the automatic stay of enforcement through the appeal process.

Despite the court’s grant of summary judgment in Geveran’s favor, we continue to believe that we have strong defenses against Geveran’s claims. We have retained counsel, deny liability in connection with this matter and intend to continue to vigorously defend against the claims asserted by Geveran. However, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on our financial position. We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors and officers’ insurance coverage will be available to cover the substantial majority of our legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Based upon the terms of an engagement letter described below, we have also paid, and are likely to pay in the future, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for our private placement with Geveran. Such payments are not covered by our insurance coverage. The engagement letter executed with J.P. Morgan provides that we will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

We are also a defendant in action brought by GE Lighting in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against us under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We believe that we have strong defenses against GE Lighting’s claims. We have retained counsel, deny liability in connection with this matter and intend to continue to vigorously defend our position against the claims asserted by GE Lighting. However, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “LSCG.” Our Common Stock last traded at $0.20 on March 26, 2015, and there were approximately 229 stockholders of record of our Common Stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding Common Stock hold shares of record in broker “street names” for the benefit of individual investors. As of March 26, 2015, there were 212,003,605 shares of our Common Stock outstanding.

The following table provides the high and low closing bid price information for our Common Stock for each quarterly period within the two most recent years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock

	Hight	Low
2014
First Quarter	$0.42	$0.31
Second Quarter	$0.43	$0.35
Third Quarter	$0.37	$0.14
Fourth Quarter	$0.20	$0.09

2013
First Quarter	$0.69	$0.52
Second Quarter	$0.58	$0.30
Third Quarter	$0.45	$0.32
Fourth Quarter	$0.58	$0.28

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

EQUITY COMPENSATION PLAN INFORMATION

Amended and Restated Equity-Based Compensation Plan

We currently have one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. As of December 31, 2014, there were 155.0 million shares authorized for issuance under the Equity Plan and 105.3 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right must be equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

2011 Employee Stock Purchase Plan

On February 10, 2011, our board of directors adopted the Lighting Science Group Corporation 2011 Employee Stock Purchase Program (the “2011 ESPP”).

All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. The total number of shares of Common Stock that may be purchased by eligible employees under the 2011 ESPP is 2.0 million shares, subject to adjustment. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by our stockholders at the annual meeting on August 10, 2011.

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

The following table sets forth information as of December 31, 2014, with respect to compensation plans under which shares of our Common Stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders - Equity Plan	43,775,114		$0.56		105,315,641

Equity Compensation Plans Approved by Security Holders - 2011 Employee Stock Purchase Plan	23,126	(1)	$0.26	(2)	1,785,178

(1) Represents shares of Common Stock issued pursuant to the 2011 ESPP.

(2) Represents the average purchase price for shares issued pursuant to the 2011 ESPP.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the year ended December 31, 2014 that were not otherwise disclosed by us during the year in our Quarterly Reports on Form 10-Q or a Current Report on Form 8-K.

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue	$91,284,860	$83,221,557	$127,111,351	$108,981,588	$53,169,013
Cost of goods sold	87,702,728	98,043,280	146,902,807	129,187,145	59,021,851
Gross margin (deficit)	3,582,132	(14,821,723)	(19,791,456)	(20,205,557)	(5,852,838)

Operating expenses:
Selling, distribution and administrative	34,024,300	51,395,936	60,928,462	52,817,425	33,695,627
Research and development	5,647,568	10,338,799	10,071,839	10,670,455	10,246,511
Write-off of deferred offering costs	-	-	-	1,269,318	-
Restructuring expenses	3,467,835	4,657,497	6,212,936	598,037	1,101,992
Impairment of goodwill and other long-lived assets	-	-	379,537	4,121,349	11,548,650
Depreciation and amortization	3,355,865	8,722,030	8,411,187	4,895,742	2,867,866
Total operating expenses	46,495,568	75,114,262	86,003,961	74,372,326	59,460,646
Loss from operations	(42,913,436)	(89,935,985)	(105,795,417)	(94,577,883)	(65,313,484)

Total other (expense) income	(22,681,237)	118,653	(5,544,992)	4,143,315	(230,948,562)

Loss before income tax expense (benefit)	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)	(296,262,046)

Income tax expense (benefit)	-	-	-	-	(1,123,107)
Net loss	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)	(295,138,939)

Foreign currency translation gain (loss)	410,800	(51,172)	(69,734)	(89,486)	(912,296)

Comprehensive loss	$(65,183,873)	$(89,868,504)	$(111,410,143)	$(90,524,054)	$(296,051,235)

Dividend requirements
6% return on Series B Preferred Stock	-	-	-	-	784,142
8% return on Series C Preferred Stock	-	-	-	-	213,610
Net loss attributable to common stock	$(65,594,673)	$(89,817,332)	$(111,340,409)	$(90,434,568)	$(296,136,691)

Basic and diluted net loss per weighted average common share	$-	$-	$-	$(0.48)	$(6.69)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.44)	$(0.55)	$(1.47)	$-	$-
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.45)	$(0.55)	$(1.92)	$-	$-

Basic and diluted weighted average number of common shares outstanding	-	-	-	189,671,299	44,274,077
Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	232,409,186	170,662,220	171,336,891	-	-
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	60,001,396	35,070,340	33,642,080	-	-

	As of December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
Cash and cash equivalents	1,609,297	11,195,412	15,834,077	3,071,673	14,489,700
Working capital (1)	6,044,363	(19,719,888)	37,355,821	18,284,652	11,178,922
Total assets	51,592,332	55,297,126	85,593,786	114,650,508	72,493,363
Total liabilities	69,741,739	74,190,313	35,065,988	102,066,009	47,811,852
Series H Redeemable Convertible Preferred Stock	227,220,149	227,220,149	227,288,549	-	-
Series I Redeemable Convertible Preferred Stock	124,736,627	124,736,627	124,736,627	-	-
Series J Redeemable Convertible Preferred Stock	116,950,000	40,000,000	-	-	-
Total stockholders' (deficit) equity	(487,056,183)	(410,849,963)	(304,497,378)	12,584,499	24,681,511

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This section and other parts of this Form 10-K contain forward-looking statements within the meaning of U.S. federal securities laws. In addition, we, or our officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, current and potential investors, at conferences, on our website or otherwise. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms and variations thereof. Forward-looking statements involve risks and uncertainties, are not guarantees of future performance and depend on many factors that are not under our control.

Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” Such factors include, among others, (a) projections regarding our liquidity, financial performance and capital expenditures; (b) expectations about our ability to manage uncertainty with respect to product demand, product costs and end of life-cycle plans; (c) the ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations and introducing new products;(d) our ability to successfully identify new customers and business opportunities and retain current material customers (e) our ability to attract and retain key personnel and maintain and enhance the quality, safety and efficacy of our products; (f) general economic and business conditions in our markets and our ability to improve our gross margins and achieve profitable growth; and (g) the risk of an adverse outcome in any pending and future litigation.

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

OVERVIEW

We are an innovator and provider of light emitting diode (“LED”) lighting technology. We design, develop, manufacture and market advanced illumination products that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications and include LED lighting technology whose light and color are tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

Our strategic plan for the next three fiscal years consists of creating strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. We also intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach to our contract manufacturing partners in Asia, from which we source the majority of our components. We began this transition in the third quarter of 2013, and completed it during the first half of 2014. We anticipate these actions will result in improved gross margin, as well as a more optimized product supply in future periods.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at our retailers and by conducting high visibility national media promotions with our key customers. In October 2013, we launched our GoodNight and Awake&Alert lights, the world’s first biologically corrected consumer lighting products. The GoodNight light has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production designed to naturally promote healthy sleep patterns. The Awake&Alert light has a blue enriched spectrum designed to naturally enhance alertness. We continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for our brand and our scientifically proven technology. In 2013 we were featured in Men’s Health magazine, Condé Nast Traveler, National Geographic, Popular Science, Wall Street Journal online and ABC newswire. During 2014 we were featured on the Dr. OZ Show, The Rachael Ray Show, Live! With Kelly and Michael, Architectural SSL and other prominent national and local news affiliates.  Additionally, in 2014, we were ranked in the Top 500 of Deloitte’s 2014 Technology Fast 500™ in North America for the third consecutive year.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross deficit for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012

Revenue	$91,284,860	$83,221,557	$127,111,351
Cost of goods sold	87,702,728	98,043,280	146,902,807

Gross deficit	$3,582,132	$(14,821,723)	$(19,791,456)

GAAP gross profit percentage	3.9%	-17.8%	-15.6%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue increased $8.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase in revenue primarily resulted from a $27.1 million increase in sales to The Home Depot, Inc. (“The Home Depot”) for the year ended December 31, 2014 due to increased sales of our products at its stores. Our increase in sales to The Home Depot was partially offset by a $19.1 million aggregate decrease in sales to multiple other customers. We experienced a $43.9 million decrease in sales during the year ended December 31, 2013, as compared to the year ended December 31, 2012, which primarily reflected the loss of Osram Sylvania as a customer in late 2012 and a reduction in sales to The Home Depot for 2013. We had no sales to Osram Sylvania during the year ended December 31, 2013, as compared to $27.0 million in sales for the year ended December 31, 2012. In addition, we experienced a $15.1 million decrease in sales to The Home Depot for the year ended December 31, 2013, resulting in part from its decision not to carry our luminaire product line in 2013, which represented $11.0 million of sales for the year ended December 31, 2012, with the balance of the decrease during the year ended December 31, 2013 resulting from lower sales of our lamp products to The Home Depot primarily due to a decrease in The Home Depot’s targeted inventory levels.

We continue to pursue new relationships with retailers and original equipment manufacturers (“OEMs”) to help increase our sales. In addition, we have significantly increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

Our gross margins are principally driven by the mix and quantity of products we sell to The Home Depot and our other customers. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our sales, distribution and administrative, research and development and other operating expense. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life cycles and therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances can lead to inventory valuation allowances and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

During the year ended December 31, 2014, the improvement in our gross margin was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014. This improvement was partially offset by a $4.7 million inventory write-off and a $507,000 provision for expected losses on non-cancelable purchase commitments. Our gross margin for the year ended December 31, 2013 was negatively affected primarily by an $11.4 million inventory valuation allowance and a $2.3 million provision for expected losses on non-cancelable purchase commitments. In addition, our gross margin for the year ended December 31, 2013 was affected by the mix of products sold and the impact of a price increase imposed on us by our contract manufacturer in Mexico effective March 2013. We were in the process of transitioning to lower cost contract manufacturers in Asia, but the impact of the price increase continued throughout 2013. Our gross margin for the year ended December 31, 2012 was negatively affected primarily by an inventory valuation allowance of $15.8 million and a $5.6 million provision for expected losses on non-cancelable purchase commitments due to the restructuring of our product lines. In addition, our gross margin was negatively impacted by $1.0 million in price adjustments for the year ended December 31, 2012.

Our gross margin for the years ended December 31, 2014 and 2012 was also impacted by a non-cash sales incentive expense related to the warrant we issued to The Home Depot (the “THD Warrant”) on January 13, 2011 in connection with the Strategic Purchasing Agreement, which we entered into with The Home Depot in July 2010. The THD Warrant provides The Home Depot with the right to purchase up to 5,123,715 shares of our Common Stock at an exercise price of $1.95 per share subject to certain vesting conditions related to The Home Depot’s gross product orders from us. Our revenue for the years ended December 31, 2014 and 2012 was reduced by non-cash charges of $103,000 and $458,000, respectively, which represents the fair value of the portion of the THD Warrant that vested in October 2014 and September 2012, respectively. Excluding the impact of the applicable non-cash charge, our revenue would have been $103,000 higher, or $91.4 million, for the year ended December 31, 2014 as compared to the $91.3 million reported, and $458,000 higher, or $127.6 million, for the year ended December 31, 2012 as compared to the $127.1 million reported.

Excluding the impact of the inventory valuation allowance and the provision for losses on purchase commitments, our cost of goods sold would have been $82.5 million (or a gross margin of 9.8%) for the year ended December 31, 2014, $84.3 million (or a negative gross margin of 1.3%) for the year ended December 31, 2013 and $125.5 million (or a gross margin of 1.6%) for the year ended December 31, 2012.

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

We believe the adjusted presentation below provides useful information regarding the trend in gross margin percentage based on revenue from sales of our continuing products to customers and is a measurement of our business performance used by management. Excluding non-cash expenses for stock based compensation, restructuring expenses, impairment of goodwill and other long-lived assets and depreciation and amortization, total operating expenses for the year ended December 31, 2014 decreased 34.0% while revenue increased 9.7% compared to the year ended December 31, 2013 and total operating expenses for the year ended December 31, 2013 decreased 13.6% while revenue decreased 34.5% compared to the year ended December 31, 2012. Total operating expenses represented 39.0% of adjusted revenue for the year ended December 31, 2014 compared to 64.8% and 49.0% of adjusted revenue for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due primarily to significant cost cutting measures taken in 2014 as well as the $8.2 million increase in non-GAAP adjusted revenue.

	Years Ended December 31,
	2014	2013	2012

Revenue	$91,284,860	$83,221,557	$127,111,351
Add back:
Non-cash sales incentives for THD Warrant	102,500	-	458,162

Adjusted revenue	91,387,360	83,221,557	127,569,513

Cost of goods sold	87,702,728	98,043,280	146,902,807
Deduct:
Provisions for inventory write-downs and losses on purchase commitments	5,229,693	13,698,374	21,410,632

Adjusted cost of goods sold	82,473,035	84,344,906	125,492,175

Adjusted gross margin	$8,914,325	$(1,123,349)	$2,077,338

GAAP gross margin percentage	3.9%	-17.8%	-15.6%

Non-GAAP adjusted gross margin percentage	9.8%	-1.3%	1.6%

Total operating expense	46,495,568	75,114,262	86,003,961
Less:
Issuance of restricted stock for directors compensation	669,639	745,610	1,563,519
Non-cash stock option and restricted stock compensation expense	3,390,005	7,021,503	6,947,960
Restructuring expense	3,467,835	4,657,497	6,212,936
Impairment of goodwill and other long-lived assets	-	-	379,537
Depreciation and amortization	3,355,865	8,722,030	8,411,187

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$35,612,224	$53,967,622	$62,488,822

GAAP operating expenses as a percentage of revenue	50.9%	90.3%	67.4%

Non-GAAP operating expenses as a percentage of revenue	39.0%	64.8%	49.0%

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

We believe that the changes we initiated in 2013 improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Melbourne, Florida headquarters, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we are seeking to expand our product offerings to compete across multiple industry verticals.

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

RECENT EVENTS

On January 30, 2015, we issued 11,525 units of our securities (the “Series J Securities”) for gross proceeds of approximately $11.5 million, with each Series J Security consisting of (a) one share of our Series J Convertible Preferred Stock (the “Series J Preferred Stock”) and (b) a warrant (the “Series J Warrants”) to purchase 2,650 shares of our Common Stock at an exercise price of $0.001 per share of Common Stock.

The Series J Securities were issued pursuant to a Series J Securities subscription agreement with LSGC Holdings III LLC (“Holdings III”), an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), who together with its affiliates is our controlling stockholder.

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

Inventories

Inventories are stated at the lower of cost or market and have historically consisted of raw materials and purchased components and subsystems, work-in-process and finished lighting products, but currently consist almost exclusively of finished lighting products due to our transition to contract manufacturers,. We use a standard costing methodology, which approximates actual cost on a weighted average basis to value our inventories and we review our standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that our inventories approximate current actual costs. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each quarter. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal.

Significant changes in our strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory.  We evaluate inventory levels and expected usage on a quarterly basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. A significant amount of judgment is involved in determining if a change in the assumptions used in determining the value of our inventory has occurred. One of the key assumptions in determining whether our inventory is considered excess and obsolete is the expected demand of our finished goods inventory, including consumption of raw materials and work in process to meet our demand forecasts. We generally determine our product demand forecast by considering factors such as backlog, recent sales and order experience and expectations of future demand based on our planning and forecasting with our key customers. Based on the early stage and acceptance of LED retrofit lamps and luminaries, limited historical sales and orders information, and the overall uncertainty as to the timing of adoption of the LED lighting technologies, there is significant uncertainty regarding our estimate of product demand.

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

Financial Operations Overview

Revenue

Our revenue is derived primarily from the sale of our LED-based retrofit lamps and luminaires for indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. Our revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on ongoing improvements in LED lighting performance as well as reductions in LED lighting cost. We expect our selling prices to continue to decline over time and anticipate that these declines would be offset by increases in sales volume. Our product revenue is also impacted by our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain retail and OEM customers, specifically The Home Depot, which provide us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue. The Home Depot accounted for 80%, 55% and 48% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively, and we expect revenue from The Home Depot to increase as we further expand the number of our products that we sell to it. The success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products is also critical to our business.

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

Currently, purchased products from our contract manufacturers represent the largest portion of our cost of goods sold. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our sales. In periods of rapidly increasing demand, however, we may incur higher costs to ensure an adequate supply of products and components and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific products and the greater the distance is between our production sites and such suppliers. We have historically incurred higher costs to the extent our supply chain management and production processes resulted in larger physical inventory variances or lower yields. With the transition to our contract manufacturers, we believe we will see continued improvement in our gross profit due to our increased ability to manage our inventory costs. Our contract manufacturers provide improved manufacturing capacity, which we expect will contribute to reductions in our lead time requirements for most products and reduce the amount of inventory we will be required to carry in the future. In addition, the transition to contract manufacturers has led to a reduction in overhead and labor costs.

During 2014, our cost of goods sold continued to be impacted by our ability to accurately forecast product demand and manage the procurement and availability of our raw materials inventory, which also impacted our manufacturing labor cost by: (i) reducing idle time for workers awaiting missing components and (ii) mitigating the need for costly overtime labor to make up for lost worker time. Our raw materials and manufacturing labor costs were also dependent on our ability to reduce the component count and cost as well as manufacturing complexity of our products through innovative designs. The cost of production overhead generally declines on a per unit basis with an increase in throughput at our facilities through better execution and higher volumes of production. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability.

Our gross margin is also affected by a number of other factors, including the average selling price of our products and our ability to offset declining prices with lower production costs. Our mix of products sold and the customers to whom they are sold also impact our gross margin as certain of our products have higher levels of profitability and we may contractually price our products at lower levels for certain customers based on volume expectations, contract duration and our own cost reduction roadmap. To the extent we have had temporary manufacturing or supply chain inefficiencies, implementation of our cost reduction roadmap may have been delayed resulting in unplanned declines in gross margin for certain products until these inefficiencies were addressed.

Operating Expenses

Operating expenses consist of selling, distribution and administrative expenses and research and development expenses. Personnel-related expenses comprise the most significant component of these expenses. In any particular period, the timing of additional hires or layoffs could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, fees for professional services, public company costs, travel and other out-of-pocket expenses, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent and other litigation, are inherently hard to predict and may vary materially from period to period. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in selling, distribution and administrative expenses. We expect to incur lower selling, distribution and administrative expenses as we recognize savings related to our restructuring and cost savings efforts implemented in 2013 and 2014.

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

Restructuring Expenses. We record restructuring expenses associated with management-approved restructuring plans to reorganize one or more of our business functions or to remove duplicative headcount and infrastructure associated with one or more locations. These items primarily include estimates of employee separation costs, non-cash asset impairment charges related to the impairment of equipment and the full amounts payable pursuant to remaining lease obligations (net of anticipated sublease income), which we refer to as accrued rent costs. The timing of associated cash payments is dependent upon the type of restructuring expense and can extend over a multi-year period. Restructuring expenses are recorded based upon planned employee termination dates, site closures and consolidation plans and are not anticipated to be recurring.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

	Years Ended December 31,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013

Revenue	$91,284,860	$83,221,557	8,063,303	9.7%	100.0%	100.0%
Cost of goods sold	87,702,728	98,043,280	(10,340,552)	-10.5%	96.1%	117.8%
Selling, distribution and administrative	34,024,300	51,395,936	(17,371,636)	-33.8%	37.3%	61.8%
Research and development	5,647,568	10,338,799	(4,691,231)	-45.4%	6.2%	12.4%
Restructuring expenses	3,467,835	4,657,497	(1,189,662)	-25.5%	3.8%	5.6%
Depreciation and amortization	3,355,865	8,722,030	(5,366,165)	-61.5%	3.7%	10.5%
Interest income	8,173	4,749	3,424	72.1%	0.0%	0.0%
Interest expense, including related party	(6,755,245)	(4,026,560)	2,728,685	67.8%	-7.4%	-4.8%
(Increase) decrease in fair value of liabilities under derivative contracts	(15,667,304)	3,892,994	19,560,298	*	-17.2%	4.7%
Other (expense) income, net	(266,861)	247,470	(514,331)	*	-0.3%	0.3%
Net loss	$(65,594,673)	$(89,817,332)	24,222,659	-27.0%	-71.9%	-107.9%

*	Variance is not meaningful.

Revenue

Revenue increased $8.1 million, or 9.7%, to $91.3 million for the year ended December 31, 2014 from $83.2 million for the year ended December 31, 2013. The increase in revenue was primarily a result of a $27.0 million increase in sales to The Home Depot during the year ended December 31, 2014 compared to sales for the year ended December 31, 2013, with a $19.2 million offsetting decrease in sales to multiple other customers.

Cost of goods sold

Cost of goods sold decreased $10.3 million, or 10.5%, to $87.7 million for the year ended December 31, 2014 from $98.0 million for the year ended December 31, 2013. The decrease in cost of goods sold was primarily due to an $8.5 million decrease in the provision for inventory write-offs for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and the impact of our on-going transition to lower cost contract manufacturers in Asia during the year ended December 31, 2014. Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2014 to 96.1% (or gross margin of 3.9%) as compared to 117.8% (or negative gross margin of 17.8%) for the year ended December 31, 2013.

Excluding the impact of the provisions for inventory write-offs, our cost of goods sold was $82.5 million for the year ended December 31, 2014, a decrease of $1.9 million, or 2.2%, as compared to $84.3 million for the year ended December 31, 2013. This decrease in non-GAAP cost of goods sold corresponds to the impact of our on-going transition to lower cost contract manufacturers in Asia during the year ended December 31, 2014. Excluding the impact of the inventory write-offs discussed above, our non-GAAP gross margin was 9.8% for the year ended December 31, 2014 as compared to non-GAAP gross margin of negative 1.3% for the year ended December 31, 2013. The decrease in cost of goods sold as a percentage of revenue was primarily affected by the impact of our on-going transition to lower cost contract manufacturers in Asia during the year ended December 31, 2014 compared to the year ended December 31, 2013.

See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 23.

Selling, distribution and administrative

Selling, distribution and administrative expenses decreased $17.4 million, or 33.8%, to $34.0 million for the year ended December 31, 2014 from $51.4 million for the year ended December 31, 2013, and decreased as a percentage of revenue to 37.3% for the year ended December 31, 2014 from 61.8% for the year ended December 31, 2013. The decrease in selling, distribution and administrative expenses was primarily due a $5.9 million decrease in personnel-related expense resulting from the workforce reductions in the fourth quarter of 2013 and the first, third and fourth quarters of 2014, a $4.0 million decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India, the United Kingdom and the Netherlands, a $2.0 million reduction in advertising, promotions and samples expense, a $1.8 million decrease in freight and logistics, a $1.3 million reduction in commission to agents, a $1.2 million reduction in legal fees, a $532,000 reduction in consulting fees and a $413,000 reduction in software expenses.

Research and development

Research and development expenses decreased $4.7 million, or 45.4%, to $5.6 million for the year ended December 31, 2014 from $10.3 million for the year ended December 31, 2013, and decreased as a percentage of revenue to 6.2% for the year ended December 31, 2014 from 12.4% for the year ended December 31, 2013. The decrease in research and development expenses was primarily due to a $3.9 million decrease in personnel-related expense driven by the workforce reductions in the fourth quarter of 2013 and the third and fourth quarters of 2014 and a $743,000 decrease in prototyping, external testing and tooling expense as we continued our efforts to reduce our costs in 2014.

Restructuring expenses

Restructuring expenses decreased $1.2 million, or 25.5%, to $3.5 million for the year ended December 31, 2014 from $4.7 million for the year ended December 31, 2013. Restructuring expenses for the year ended December 31, 2014 consisted of $2.5 million in severance and termination benefits related to additional headcount reductions in the United States and the Netherlands, $637,000 for the impairment and disposal of tooling, production and test equipment, $311,000 in rent related to the move to lower cost facilities for our headquarters in Florida and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary. Restructuring expenses for the year ended December 31, 2013 consisted of $1.4 million in severance and termination benefits related to significant headcount reductions in the United States and the winding down of our business in the Netherlands. In addition, we recorded a $2.6 million expense for the impairment of leasehold improvements, tooling, production and test equipment in the United States, the Netherlands and India and $652,000 in rent and other closing costs related to the winding down of business in the Netherlands, India and Mexico.

Depreciation and amortization

Depreciation and amortization expense decreased $5.4 million, or 61.5%, to $3.4 million for the year ended December 31, 2014 from $8.7 million for the year ended December 31, 2013, and decreased as a percentage of revenue to 3.8% for the year ended December 31, 2014 from 5.6% for the year ended December 31, 2013. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2013 related to our 2013 restructuring efforts, which included a broad based reduction of facilities, as well as additional impairment of manufacturing equipment and tools and molds during 2014, as we continue the transition to lower cost contract manufacturers in Asia.

Interest expense, including related party

Interest expense, including related party interest, increased $2.7 million, or 67.8%, to $6.8 million for the year ended December 31, 2014 from $4.0 million for the year ended December 31, 2013. The increase in interest expense was primarily due to the impact of the $30.5 million five-year term loan (as amended from time to time, the “Medley Term Loan”) and the two-year delayed draw term loan (as amended from time to time, the “Medley Delayed Draw Loan”) that we entered into with Medley Capital Corporation (“Medley”) on February 19, 2014. Interest expense for the year ended December 31, 2014 consisted of $4.9 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, $659,000 of interest expense and fees related to the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) that we entered into with FCC, LLC d/b/a First Capital (“First Capital”) on April 25, 2014, $476,000 non-cash interest expense related to the amortization of the guaranty of the Company’s obligations under the Medley Term Loan (the “Pegasus Guaranty”) provided by Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (the “Pegasus Guarantors”), $264,000 of interest expense and fees related to the asset based lending facility we had with Wells Fargo Bank, N.A. (the “Wells Fargo ABL”) and $426,000 of interest expense related to the Second Lien Letter of Credit Facility with Ares Capital Corporation (the “Ares Letter of Credit Facility”). Interest expense for the year ended December 31, 2013 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility and $1.3 million of interest expense and fees related to the Wells Fargo ABL.

(Increase) decrease in fair value of liabilities under derivative contracts

The Series J Warrants issued as part of the Series J Securities in January 2014 were accounted for as liabilities through April 14, 2014, the effective date of an amendment to our Certificate of Incorporation increasing the authorized number of shares of Common Stock, at which point the Series J Warrants were reclassified as equity instruments. Through April 14, 2014, the fair value of the then-outstanding Series J Warrants was determined using the Black Scholes valuation method. The change in fair value of such Series J Warrants was $25.1 million for the period from January 3, 2014, the date of issuance of such Series J Warrants, to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. This change in fair value was impacted primarily by the valuation of such Series J Warrants as of March 31, 2014 based on the Black Scholes valuation method as compared to the fair value at the date of issuance based on an allocation of the cash received for such Series J Securities between Series J Preferred Stock and Series J Warrants.

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Term Loan, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (together, the “Medley Warrants”). The Medley Warrants were accounted for as a liability and their fair value was determined using the Black Scholes valuation method. As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $5.3 million for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to December 31, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Preferred Stock to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock (“Series H Preferred Stock”) to RW LSG Holdings LLC (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”) and certain other purchasers and issued a warrant to Riverwood Management (as amended or assigned from time to time, the “Riverwood Warrants”). The Riverwood Warrants were accounted for as liabilities and the fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants decreased by $3.3 million for the year ended December 31, 2014 and $3.9 million for the year ended December 31, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other (expense) income, net

Other expense, net decreased $514,000 for the year ended December 31, 2014 to other expense of $267,000 from other income of $247,000 for the year ended December 31, 2013. Other expense for the year ended December 31, 2014 consisted primarily of $262,000 in foreign exchange losses and $5,000 in miscellaneous expense. Other income for the year ended December 31, 2013 consisted primarily of $240,000 in foreign exchange gains and $85,000 in miscellaneous income, partially offset by $77,000 in late payment fees and penalties.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

	Years Ended December 31,		Variance		Percentage of Revenue
	2013	2012	$	%	2013	2012

Revenue	$83,221,557	$127,111,351	(43,889,794)	-34.5%	100.0%	100.0%
Cost of goods sold	98,043,280	146,902,807	(48,859,527)	-33.3%	117.8%	115.6%
Selling, distribution and administrative	51,395,936	60,928,462	(9,532,526)	-15.6%	61.8%	47.9%
Research and development	10,338,799	10,071,839	266,960	2.7%	12.4%	7.9%
Restructuring expense	4,657,497	6,212,936	(1,555,439)	-25.0%	5.6%	4.9%
Impairment of goodwill and other long-lived assets	-	379,537	(379,537)	*	0.0%	0.3%
Depreciation and amortization	8,722,030	8,411,187	310,843	3.7%	10.5%	6.6%
Interest income	4,749	5,458	(709)	*	0.0%	0.0%
Interest expense, including related party	(4,026,560)	(4,896,628)	(870,068)	17.8%	-4.8%	-3.9%
Decrease in fair value of liabilities under derivative contracts	3,892,994	8,503,480	4,610,486	*	4.7%	6.7%
Dividends on preferred stock	-	(1,799,392)	(1,799,392)	*	0.0%	-1.4%
Accretion of preferred stock	-	(7,523,459)	(7,523,459)	*	0.0%	-5.9%
Other income (expense), net	247,470	165,549	81,921	*	0.3%	0.1%
Net loss	$(89,817,332)	$(111,340,409)	21,523,077	-19.3%	-107.9%	-87.6%

*	Variance is not meaningful.

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

See our reconciliation of non-GAAP financial measurements under “Overview – Non-GAAP Financial Measures” on page 23.

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

Restructuring expenses

Restructuring expenses decreased $1.6 million, or 25.0%, to $4.7 million for the year ended December 31, 2012 from $6.2 million for the year ended December 31, 2012. Restructuring expenses for the year ended December 31, 2013 consisted of $1.4 million in severance and termination benefits related to significant headcount reductions in the United States and the winding down of our business in the Netherlands. In addition, we recorded a $2.6 million expense for the impairment of leasehold improvements, tooling, production and test equipment in the United States, the Netherlands and India and $652,000 in rent and other closing costs related to the winding down of business in the Netherlands, India and Mexico. Restructuring expenses for the year ended December 31, 2012 consisted of $4.2 million in severance and termination benefits related to significant headcount reductions in Mexico in May 2012, additional headcount reductions in Mexico in September 2012 and additional headcount reductions in Mexico to be completed in 2013, primarily related to the planned transition of production work to our contract manufacturer in Mexico, the replacement of 10 members of management in the United States in conjunction with the completion of an offering of our Series H Preferred Stock and Series I Convertible Preferred Stock (“Series I Preferred Stock”) on May 25, 2012 (the “Series H and I Preferred Offering”) and the closure of our sales office in Australia. In addition, we recorded a $1.7 million expense for the impairment of leasehold improvements, tooling, production and test equipment in our Mexico plant and $235,000 in costs related to the transfer of production to our contract manufacturer in Mexico from our own facility.

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

Interest expense, including related party

Interest expense, including related party interest, decreased $870,000, or 17.8%, to $4.0 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012. The decrease in interest expense was primarily due to the decrease in interest related to the issuance of the Series G Preferred Units (the “Series G Preferred Units”) in 2012, which were converted into shares of our Series H Preferred Stock and Series I Preferred Stock in connection with the Series H and I Preferred Offering. Interest expense for the year ended December 31, 2013 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility and $1.3 million of interest expense and fees related to the Wells Fargo ABL. Interest expense for the year ended December 31, 2012 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility, $1.6 million of interest expense and fees related to the Wells Fargo ABL, $316,000 of financing fees related to our Series G Preferred Units, $250,000 of financing fees paid to Pegasus Partners IV, L.P. (“Pegasus IV”) related to the Series G Preferred Units and $11,000 of interest expense related to the debt facilities of LSGBV.

(Increase) decrease in fair value of liabilities under derivative contracts

 On September 11, 2013, we issued the Pegasus Warrant, which was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued the Riverwood Warrant, which was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and Riverwood Warrants decreased by $3.9 million for the year ended December 31, 2013, primarily due to the value of the Series J Preferred Stock issued in September 2013, the negotiated adjustment to the conversion price of the Series H Preferred Stock and Series I Preferred Stock from $1.18 to $0.95 per share in connection with an offering of Series J Preferred Stock and a decrease in the trading price of our Common Stock during the period. The fair value of the outstanding Riverwood Warrants decreased by $8.5 million for the year ended December 31, 2012, primarily due to a decrease in the price of our Common Stock during the period.

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

Other income (expense), net

Other income, net increased $82,000 for the year ended December 31, 2013 to other income of $247,000 from other income of $166,000 for the year ended December 31, 2012. Other income for the year ended December 31, 2013 consisted primarily of $240,000 in foreign exchange gains and $85,000 in miscellaneous income, partially offset by $77,000 in late payment fees and penalties. Other income for the year ended December 31, 2012 consisted primarily of $309,000 in foreign exchange gains, partially offset by $132,000 in late payment fees and $11,000 in miscellaneous expense.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced significant net losses since inception as well as negative cash flows from operations, resulting in an accumulated deficit of $800.3 million and stockholders’ deficit of $487.1 million as December 31, 2014. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus IV, LSGC Holdings LLC, Holdings II, Holdings III and PCA LSG Holdings LLC (“PCA Holdings”). While Pegasus Capital and its affiliates (collectively, “Pegasus”) have led many of our capital raises, the offerings of our Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock also involved and/or were led by parties other than Pegasus.

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

As of December 31, 2014, we had cash and cash equivalents of $1.6 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is equal to (i) the sum of (A) 85% of our eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value, or 85% of the net orderly liquidation value, of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the aggregate amount of our outstanding letter of credit obligations (collectively, the “Borrowing Base”). We are at all times required to maintain (i) a Borrowing Base that exceeds the FCC ABL and (ii) $3.0 million in restricted cash, pursuant to the Medley Loan Agreement. We are required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits. As of December 31, 2014, we had $6.4 million outstanding under the FCC ABL and additional borrowing capacity of $8.9 million.

From January 3, 2014 through November 14, 2014, we issued an aggregate of 38,475 units of our Series J Preferred Securities, at a price of $1,000 per Series J Security for aggregate proceeds of $38.5 million. The Series J Securities were issued pursuant to subscription agreements (“Series J Subscription Agreements”) entered into with Riverwood Holdings and Riverwood Capital, Serengeti Lycaon MM L.P. (“Serengeti Lycaon”), Serengeti Opportunities MM L.P, (“Serengeti Opportunities,” and together with Serengeti Lycaon and their affiliates “Serengeti”), PCA Holdings, Holdings II and certain other accredited investors. We issued 13,000, 14,000, 6,000, 2,860, 2,570 and 45 shares of Series J Securities to Serengeti, PCA Holdings, Holdings II, Riverwood Holdings, Zouk and other accredited investors, respectively.

On January 30, 2015, we issued 11,525 units of our Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. These Series J Securities were issued pursuant to a subscription agreement with Holdings III.

Commencing on September 25, 2015, Riverwood and Pegasus will have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, respectively. In addition, commencing 10 business days after September 25, 2015, each of Portman Limited and affiliates of Zouk Holdings Limited, jointly, has a contractual right to require us to redeem its shares of Series H Preferred Stock. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock. Each holder of our preferred stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing our preferred stock. In total, our maximum payment obligation in the event of a redemption of all the Series H, I and J Preferred Stock is $492.0 million. Finally, we could be required to repay our outstanding obligations under the Medley Term Loan and the FCC ABL prior to any such redemption of shares of Series H, I or J Preferred Stock. As of December 31, 2014, the aggregate borrowings outstanding under each of these loan facilities was $34.2 million.

Any redemption of the Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing our preferred stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock, then the redemption shall be paid out of the remaining assets of the Company. In addition, the certificate of designation governing the Series J Preferred Stock provides that we are not permitted or required to redeem any shares of Series J Preferred Stock for so long as such redemption would result in an event of default under our credit facilities. If we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders. As of December 31, 2014, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Shares. In addition, based solely on our projected balance sheet as of September 25, 2015, we do not believe that we will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

We believe we will have sufficient capital to fund our operations for at least the next 12 months based on our current business plan and the assumptions set forth therein. Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continued throughout 2014. In future periods, if we do not adequately execute upon our business plan or our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. Our sources of liquidity may not be available in an amount or on terms that are acceptable to us, if at all.

Contractual obligations

As of December 31, 2014, payments to be made pursuant to significant contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$20,224,252	$20,198,371	$25,881	$-	$-
Operating lease obligations (2)	1,611,910	371,827	700,737	539,346	-
Capital lease obligations (3)	93,846	58,574	35,272	-	-
Line of credit (4)	6,368,793	-	6,368,793	-	-
Interest obligations (5)	16,434,125	4,060,484	7,944,765	4,428,876	-
Note payable (6)	31,039,719	-	-	31,039,719	-
Total	$75,772,645	$24,689,256	$15,075,448	$36,007,941	$-

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

(2)

Operating lease obligations include rental amounts due on leases of certain office and manufacturing space, as well as automobiles, office equipment and manufacturing equipment under the terms of non-cancelable operating leases. These leases expire at various times through December 2019. Some of the lease agreements provide for adjustments for increases in base rent (up to specific limits), property taxes and general property maintenance that would be recorded as rent expense, if applicable.

(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.

(4)	Line of credit includes principal payments on our line of credit, assuming payment will be made on the agreed upon due date for our FCC ABL.

(5)	Interest obligations represent estimated interest payments on our FCC ABL, based on the rate as of December 31, 2014, through the date of expected payment.

(6)	Note payable includes principal payments on our note payable, assuming payment will be made on the agreed upon due date for our Medley Term Loan.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
Cash flow activities:	2014	2013	2012
Net cash used in operating activities	$(41,052,374)	$(60,352,551)	$(63,875,755)
Net cash used in investing activities	(918,751)	(2,578,590)	(6,315,944)
Net cash provided by financing activities	32,113,623	58,036,915	83,020,130

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $41.1 million, $60.4 million and $63.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash used in operating activities for the year ended December 31, 2014 included certain non-cash reconciliation items comprised primarily of a $15.7 million net increase in fair value of warrants, a $4.7 million inventory write down, $4.1 million of stock-based compensation expense, $3.4 million in depreciation and amortization and $2.8 million in amortization of debt issuance costs, accretion and interest accrual on the FCC ABL, Medley Delayed Draw Loan and the Medley Term Loan. The decrease in net loss for the year ended December 31, 2014, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses. Net cash used in operating activities for the year ended December 31, 2013 included certain non-cash reconciliation items comprised primarily of a $11.4 million inventory valuation allowance, $8.7 million in depreciation and amortization, $7.8 million of stock-based compensation expense, a $2.4 million impairment of property and equipment, a $2.3 million provision for expected losses on purchase commitments and a $245,000 provision for doubtful accounts and partially offset by a $3.9 million decrease in fair value of warrants. The decrease in net loss for the year ended December 31, 2013, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses Net cash used in operating activities for the year ended December 31, 2012 included certain non-cash reconciliation items comprised primarily of a $15.8 million inventory valuation allowance, $8.5 million of stock-based compensation expense, $8.4 million in depreciation and amortization, $7.5 million accretion of preferred stock, a $5.6 million provision for expected losses on purchase commitments, $2.1 million in goodwill and other long-lived assets impairment, $1.8 million in accrued dividends on preferred stock, a $577,000 provision for doubtful accounts and a $458,000 reduction for the fair value of the portion of the THD Warrant that vested during the year ended December 31, 2012, partially offset by an $8.5 million decrease in fair value of warrants. The increase in net loss for the year ended December 31, 2012, excluding these non-cash reconciliation items, was primarily a result of increased operating expenses and the reduction in other income due to the one-time receipt of $7.0 million of proceeds from a key man life insurance policy in 2011.

Net cash used in operating activities was driven by our net losses and changes in working capital. For the year ended December 31, 2014, inventories, net of the inventory write down, increased $9.6 million due to the purchase of finished goods, accounts receivable increased $2.7 million and prepaid expenses increased $1.0 million. This use of cash was partially offset by an increase in accounts payable of $3.0 million and an increase in accrued expenses and other liabilities of $2.8 million. For the year ended December 31, 2013, inventories, net of the inventory valuation allowance, increased $7.3 million due to the purchase of materials and components. This use of cash was partially offset by a $5.1 million decrease in accounts receivable due to the reduction in revenues, an increase of $980,000 in accounts payable, a decrease of $811,000 in other current and long term assets and a decrease of $556,000 in prepaid expenses. For the year ended December 31, 2012, inventories, net of the inventory valuation allowance, increased $5.7 million due to the receipt of materials and components and the build-up of finished products and we utilized $14.6 million to decrease accounts payable as we paid down certain outstanding balances. These uses of cash were more than offset by a $15.3 million decrease in accounts receivable due to on-going collection efforts, a decrease of $6.7 million in prepaid expenses and a $2.9 million decrease in accrued expenses and other liabilities.

Investing activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $919,000, $2.6 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in cash used in investing activities for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily related to a decrease in the purchase of tooling, production and test equipment as we transitioned to contract manufacturers in Asia and focused on cost saving measures.

The decrease in cash used in investing activities for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily related to a decrease in the purchase of manufacturing equipment for our manufacturing facility in Monterrey, Mexico, as we transitioned to Jabil, our contract manufacturer in Mexico.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $32.1 million, $58.0 million and $83.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cash provided by financing activities for the year ended December 31, 2014 included the issuance of Series J Securities for aggregate proceeds of $38.5 million and proceeds of $29.8 million on the Medley Term Loan, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $33.8 million, in the aggregate, on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Delayed Draw Loan and the FCC ABL, $3.2 million in debt issuance costs and $1.2 million in fees and commissions paid in connection with the issuance of the Series J Securities. The cash provided by financing activities for the year ended December 31, 2013 included net draws on our lines of credit of $38.7 million, the issuance of Series J Preferred Stock for aggregate proceeds of $20.0 million and $39,000 in proceeds from the issuance of Common Stock under equity compensation plans, partially offset by $659,000 in fees and commissions on the Series J private placement. The cash provided by financing activities for the year ended December 31, 2012 included the issuance of Series H Preferred Stock for aggregate proceeds of $108.2 million, issuance of Series G Preferred Stock for aggregate proceeds of $18.3 million, issuance of Series I Preferred Stock for aggregate proceeds of $6.4 million and $894,000 in proceeds from the issuance of Common Stock under equity compensation plans, partially offset by net repayments on our lines of credit of $32.7 million, the $10.2 million payment in settlement of a repurchase obligation with LSGC Holdings and $7.6 million in placement agent commissions on certain private placements.

Item 8.   Financial Statements.

The financial statements required by this item are included in Part IV, Item 15 of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We carried out an evaluation subsequent to the period covered by this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Principal Financial and Accounting Officer at this time (the “Certifying Officer”)), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures as of December 31, 2014 were not effective due to the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a set of processes designed by, or under the supervision of, the Certifying Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including the Certifying Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (the “2013 COSO Framework”).

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, we determined that our internal control over financial reporting was not effective at December 31, 2014 due to material weaknesses specific to our inventory valuation methodology and recognition of in-transit inventory liabilities. Specifically, opportunities to improve the following were identified :

•	Consistent application of our spreadsheet formula controls specific to our excess and obsolete inventory valuation calculations; and

•	Design and implementation of a control related to the accounting for the receipt of in-transit inventory and reconciliation of in-transit inventory.

The material weaknesses resulted in the misstatement of inventory and the understatement of cost of goods sold and accounts payable, which was corrected by management with a year-end adjustment that was recorded after December 31, 2014, but prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2014. Accordingly, the year-end adjustment is properly reflected in the consolidated financial statements included as part of this Form 10-K. As a result of the material weaknesses described above, management has concluded that, as of December 31, 2014, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP.

Subsequent to December 31, 2014, the following are among the key actions taken to our internal controls, which we believe have remediated the identified weaknesses:

•

We have reemphasized the importance of consistent application of the controls over the spreadsheet formulas used in the inventory valuation and enhanced the training of the personnel responsible for preparing and reviewing the spreadsheet; and

•

We have implemented a reconciliation and confirmation process for our in-transit inventory on a monthly basis, as well as provided additional training of the personnel responsible for preparing and reviewing these transactions.

The loss of certain key accounting and financial personnel caused changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Form 10-K.

Item 11. Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Form 10-K and is incorporated by reference herein. Other information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2014 and 2013, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012 and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

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

LIGHTING SCIENCE GROUP CORPORATION

March 31, 2015	By:	/S/ Edward D. Bednarcik
Edward D. Bednarcik
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/s/ Edward D. Bednarcik Edward D. Bednarcik	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 31, 2015

/s/ Craig Cogut Craig Cogut	Chairman of the Board	March 31, 2015

/s/ Seth Bernstein Seth Bernstein	Director	March 31, 2015

/s/ Sanford R. Climan Sanford R. Climan.	Director	March 31, 2015

/s/ Richard H. Davis, Jr. Richard H. Davis, Jr.	Director	March 31, 2015

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	March 31, 2015

/s/ James L. Jones James L. Jones	Director	March 31, 2015

/s/ Fredric Maxik Fredric Maxik	Director	March 31, 2015

/s/ Dennis McGill Dennis McGill	Director	March 31, 2015

/s/ Jonathan Rosenbaum Jonathan Rosenbaum	Director	March 31, 2015

/s/ Leon Wagner Leon Wagner	Director	March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

March 31, 2015

Certified Public Accountants

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,609,297	$11,195,412
Restricted cash	3,000,000	5,000,000
Accounts receivable, net	10,417,985	7,771,623
Inventories	22,726,162	19,061,119
Prepaid expenses	2,936,837	1,900,025
Other current assets	1,610,544	358,740
Total current assets	42,300,825	45,286,919

Property and equipment, net	2,650,115	6,498,605
Intangible assets, net	2,572,479	1,850,411
Pegasus Commitment	720,000	1,407,335
Debt issuance costs, less current portion	3,230,446	113,283
Other long-term assets	118,467	140,573

Total assets	$51,592,332	$55,297,126

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$6,368,793	$40,211,429
Current portion of long-term debt	58,574	4,998
Accounts payable	19,364,552	15,980,466
Provision for losses on non-cancelable purchase commitments	540,227	1,629,806
Accrued expenses	9,924,316	7,180,108
Total current liabilities	36,256,462	65,006,807

Note payable	27,813,061	-
Long-term debt, less current portion	35,272	8,460
Liabilities under derivative contracts	5,636,944	9,175,046
Total other liabilities	33,485,277	9,183,506

Total liabilities	69,741,739	74,190,313

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of December 31, 2014 and 2013	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of December 31, 2014 and 2013	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 70,000 shares, 58,475 and 20,000 shares issued and outstanding as of Deceember 31, 2014 and 2013, respectively	116,950,000	40,000,000
	468,906,776	391,956,776
Commitments and contingencies

Stockholders' deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 58,475 shares of Series J issued and outstanding as of December 31, 2014 and 113,609 shares of Series H, 62,365 shares of Series I and 20,000 shares of Series J issued and outstanding as of December 31, 2013

Common stock, $.001 par value, authorized 975,000,000 shares, 212,452,636 and 210,349,168 shares issued as of December 31, 2014 and 2013, respectively	212,453	210,349
Additional paid-in capital	320,175,440	331,199,891
Accumulated deficit	(800,328,573)	(734,733,900)
Accumulated other comprehensive loss	(3,358,003)	(3,768,803)
Treasury stock, 2,505,000 shares as of December 31, 2014 and 2013, at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(487,056,183)	(410,849,963)
Total liabilities and stockholders’ deficit	$51,592,332	$55,297,126

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2014	2013	2012

Revenue	$91,284,860	$83,221,557	$127,111,351
Cost of goods sold (exclusive of depreciation shown below)	87,702,728	98,043,280	146,902,807
Gross profit (deficit)	3,582,132	(14,821,723)	(19,791,456)

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $919,000, $2.2 million and $1.8 million for 2014, 2013 and 2012, respectively)	34,024,300	51,395,936	60,928,462
Research and development	5,647,568	10,338,799	10,071,839
Restructuring expenses	3,467,835	4,657,497	6,212,936
Impairment of goodwill and other long-lived assets	-	-	379,537
Depreciation and amortization	3,355,865	8,722,030	8,411,187
Total operating expenses	46,495,568	75,114,262	86,003,961
Loss from operations	(42,913,436)	(89,935,985)	(105,795,417)

Other (expense) income:
Interest income	8,173	4,749	5,458
Interest expense	(6,278,878)	(4,026,560)	(4,646,628)
Related party interest expense	(476,367)	-	(250,000)
(Increase) decrease in fair value of liabilities under derivative contracts	(15,667,304)	3,892,994	8,503,480
Dividends on preferred stock	-	-	(1,799,392)
Accretion of preferred stock	-	-	(7,523,459)
Other (expense) income, net	(266,861)	247,470	165,549
Total other (expense) income	(22,681,237)	118,653	(5,544,992)

Net loss	(65,594,673)	(89,817,332)	(111,340,409)

Foreign currency translation gain (loss)	410,800	(51,172)	(69,734)

Comprehensive loss	$(65,183,873)	$(89,868,504)	$(111,410,143)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.44)	$(0.55)	$(1.47)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.45)	$(0.55)	$(1.92)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	232,409,186	170,662,220	171,336,891
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	60,001,396	35,070,340	33,642,080

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2011	204,815,210	$204,815	$549,603,740	$(533,576,159)	$(3,647,897)	$-	$12,584,499
Issuance of restricted stock and options for directors' compensation	658,657	659	1,562,860	-	-	-	1,563,519
Stock based compensation expense	-	-	6,947,960	-	-	-	6,947,960
Stock issued under equity compensation plans	125,280	124	893,803	-	-	-	893,927
Warrant issued to a customer	-	-	458,162	-	-	-	458,162
Issuance of common stock in connection with Series G Units	1,514,750	1,515	1,903,169	-	-	-	1,904,684
Issuance of Repurchase Obligation	-	-	(12,100,000)	-	-	-	(12,100,000)
Change in fair value of Repurchase Obligation	-	-	(388,175)	-	-	-	(388,175)
Receipt of treasury stock	-	-	-	-	-	(3,757,500)	(3,757,500)
Deemed dividends on Series H and I Redeemable Convertible Preferred Stock (including a beneficial conversion feature of $34.6 million)	-	-	(203,610,872)				(203,610,872)
Pegasus Commitment	-	-	1,600,000	-	-	-	1,600,000
Issuance of common stock in exchange for outstanding Series H Preferred	346,000	346	816,215	-	-	-	816,561
Issuance of common stock in exchange for outstanding warrants	603,589	604	(604)	-	-	-	-
Net loss	-	-	-	(111,340,409)	-	-	(111,340,409)
Foreign currency translation adjustment	-	-	-	-	(69,734)	-	(69,734)
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(644,916,568)	$(3,717,631)	$(3,757,500)	$(304,497,378)
Issuance of restricted stock and options for directors' compensation	1,854,507	1,854	743,756	-	-	-	745,610
Stock based compensation expense	-	-	7,021,503	-	-	-	7,021,503
Stock issued under equity compensation plans	395,175	396	38,602	-	-	-	38,998
Deemed dividends on Series H and J Redeemable Convertible Preferred Stock	-	-	(24,358,592)	-	-	-	(24,358,592)
Issuance of common stock in exchange for outstanding Series H Preferred	36,000	36	68,364	-	-	-	68,400
Net loss	-	-	-	(89,817,332)	-	-	(89,817,332)
Foreign currency translation adjustment	-	-	-	-	(51,172)	-	(51,172)
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors' compensation	1,750,342	1,751	667,888	-	-	-	669,639
Stock based compensation expense	330,000	330	3,389,675	-	-	-	3,390,005
Stock issued under equity compensation plans	23,126	23	6,034	-	-	-	6,057
Warrant issued to a customer	-	-	(13,055)	-	-	-	(13,055)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(62,515,733)	-	-	-	(62,515,733)
Deemed dividends for issuance of Pegasus Guaranty Warrants	-	-	(570,574)	-	-	-	(570,574)
Issuance of Series J Warrants	-	-	10,365,014	-	-	-	10,365,014
Series J Warrants reclassified from liability to equity	-	-	37,646,300	-	-	-	37,646,300
Net loss	-	-	-	(65,594,673)	-	-	(65,594,673)
Foreign currency translation adjustment	-	-	-	-	410,800	-	410,800
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)

The accompanying notes are an integral part of the consolidated financial statements.

 LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(65,594,673)	$(89,817,332)	$(111,340,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,355,865	8,722,030	8,411,187
Impairment of goodwill and other long-lived assets	-	-	379,537
Impairment of plant and equipment	636,636	2,420,132	1,698,356
Issuance of restricted stock and stock options for directors' compensation	669,639	745,610	1,563,519
Stock based compensation expense	3,390,005	7,021,503	6,947,960
Non-cash sales incentive	102,500	-	458,162
Allowance for doubtful accounts receivable	103,792	245,151	577,090
Write-down of inventory	4,722,436	11,350,469	15,829,639
Provision for losses on non-cancelable purchase commitments	507,257	2,347,905	5,580,993
Increase (decrease) in fair value of derivative contracts	15,667,304	(3,892,994)	(8,503,480)
Amortization of debt issuance costs	1,586,204	506,745	522,105
Medley discount accretion	668,703	-	-
Interest accrued on Medley Term Loan	539,719	-	-
Loss on disposal of assets	52,862	497,140	52,373
Accretion of preferred stock redemption value	-	-	7,523,459
Dividends on preferred stock	-	-	1,799,392
Changes in operating assets and liabilities:
Accounts receivable	(2,706,558)	5,065,780	15,264,498
Inventories	(9,964,228)	(7,294,767)	(5,654,120)
Prepaid expenses	(1,036,426)	555,549	6,701,545
Other current and long-term assets	43,141	352,227	51,615
Accounts payable	3,412,348	979,698	(14,559,603)
Accrued expenses and other liabilities	2,791,100	(157,397)	2,820,427
Net cash used in operating activities	(41,052,374)	(60,352,551)	(63,875,755)
Cash flows from investing activities:
Purchases of property and equipment	(572,245)	(2,118,183)	(5,895,070)
Capitalized patents	(795,538)	(1,026,325)	(456,874)
Proceeds from sale of property and equipment	449,032	565,918	36,000
Net cash used in investing activities	(918,751)	(2,578,590)	(6,315,944)
Cash flows from financing activities:
Net (payments) proceeds from draws on lines of credit and other short-term borrowings	(33,842,636)	38,709,705	(32,717,201)
Proceeds from notes payable	29,872,993	-	-
Payment of short and long-term debt	(17,605)	(4,950)	(11,416)
Debt issuance costs	(3,210,206)	(48,246)	(58,856)
Decrease in restricted cash related to line of credit	2,000,000	-	-
Proceeds from issuance of common stock under equity compensation plans	6,057	38,998	893,927
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	38,475,000	20,000,000	-
Proceeds from issuance of Series H Redeemable Convertible Preferred Stock	-	-	108,199,594
Proceeds from issuance of Series I Redeemable Convertible Preferred Stock	-	-	6,364,000
Proceeds from issuance of Series G Preferred Units	-	-	18,250,000
Payment in settlement of Repurchase Obligation	-	-	(10,245,675)
Redemption of 6% Convertible Preferred Stock	-	-	(33,830)
Fees incurred on issuance of preferred stock	(1,169,980)	(658,592)	(7,620,413)
Net cash provided by financing activities	32,113,623	58,036,915	83,020,130
Effect of exchange rate changes on cash	271,387	255,561	(66,027)
Net decrease in cash	(9,586,115)	(4,638,665)	12,762,404
Cash and cash equivalents balance at beginning of period	11,195,412	15,834,077	3,071,673
Cash and cash equivalents balance at end of period	$1,609,297	$11,195,412	$15,834,077
Supplemental disclosures:
Interest paid during the period	$4,761,355	$3,963,304	$5,038,919
Non-cash investing and financing activities:
Reclass of Series J Warrants from liabilities to equity	$37,646,300	$-	$12,100,000
Reclass of THD Warrant from equity to liabilities	$(74,576)	$-	$388,175
Fair value of Pegasus Guaranty included in debt issuance costs	$(2,766,000)	$-	$3,757,500
Deemed dividends on Series H, I and J Redeemable Convertible Preferred Stock	$(62,515,733)	$(24,358,592)	$(202,105,466)
Deemed dividends on issuance of Pegasus Guaranty Warrants	$(570,574)	$-	$(1,600,000)
Conversion of Series H Preferred Stock to common stock	$-	$-	$346
Settlement of Repurchase Obligation with issuance of Series I Redeemable Convertible Preferred Stock	$-	$-	$(6,000,000)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products through its contract manufacturers in Asia.

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

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the respective foreign subsidiary. For the operations of Lighting Science Coöperatief U.A. and Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands based subsidiaries, the functional currency is the Euro, for the operations of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, the functional currency is the Mexican Peso, for the operations of Lighting Science India Private Limited (“LSIPL”), the Company’s Indian subsidiary, the functional currency is the Indian Rupee and for the operations of Lighting Science Group HK Limited (“LSGHK”), the Company’s Hong Kong subsidiary, the functional currency is the Hong Kong Dollar. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ (deficit) equity and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of both December 31, 2014 and 2013, the Company had no cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2014, the Company had $4.3 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As of December 31, 2014, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. As of December 31, 2013, as required by the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”) the Company was required to maintain a minimum qualified cash balance of $5.0 million as a compensating balance against the Wells Fargo ABL. Changes in the restricted cash balance were reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2014 and 2013, the Company’s accounts receivable are reflected net of an allowance for doubtful accounts of $408,000 and $510,000, respectively.

As of December 31, 2014, $5.4 million of eligible accounts receivable were pledged as collateral for the three year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). As of December 31, 2013, there were $6.8 million of eligible accounts receivable pledged as collateral for the Wells Fargo ABL.

Inventories

Inventories are stated at the lower of cost or market and have historically consisted of raw materials and purchased components and subsystems, work-in-process and finished lighting products, but currently consist almost exclusively of finished lighting products due to the Company’s transition to contract manufacturers. The Company uses a standard costing methodology, which approximates actual cost on a weighted average basis to value its inventories and the Company reviews its standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each reporting period. Market is determined based upon current sales transactions, less the cost of disposal. Work in process and finished lighting products include raw materials, labor and allocated overhead.

Significant changes in the Company’s strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. The write-down of excess and obsolete inventory based on this evaluation creates a new cost basis and is included in cost of goods sold.

On a quarterly basis, the Company considers the need to record a lower of cost or market adjustment for its raw materials and finished goods inventory. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods. The write-down of inventory to the lower of cost or market creates a new cost basis that cannot be marked up even if there are subsequent changes in the underlying facts and circumstances.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, as follows:

Estimated Useful Lives (years)
Leasehold improvements	1-5
Office, furniture and equipment	2-5
Tooling, production and test equipment	2-4

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

Fair Value Measurements

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

The Riverwood Warrants, September 2012 Warrants and the Pegasus Commitment (each as defined in Note 11 below), the Pegasus Warrant and Series J Warrants, (each as defined in Note 10 below) and the Medley Warrants and Pegasus Guaranty Warrants (each as defined in Note 9 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the THD Warrant (as defined in Note 12 below) is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). ASU 2014-09 seeks to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014‑09, but the standard is not expected to have a significant effect on its consolidated financial statements.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are included in cost of goods sold. Other shipping and handling costs are included in selling, distribution and administrative expenses and totaled $1.8 million, $3.4 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty provision for the years ended December 31, 2014 and 2013 were as follows:

Warranty provision as of Decmber 31, 2012	$2,108,012
Additions to provision	4,927,844
Less warranty costs	(3,803,865)

Warranty provision as of Decmber 31, 2013	3,231,991
Additions to provision	4,752,626
Less warranty costs	(3,195,147)

Warranty provision as of Decmber 31, 2014	$4,789,470

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2014 and 2013, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

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

Advertising

Advertising costs, included in selling, distribution and administrative expenses, are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $198,000, $1.3 million and $872,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders' deficit.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

As shown in the consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $800.3 million and stockholders’ deficit of $487.1 million as December 31, 2014. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs. The Company’s primary sources of liquidity have historically been borrowings from Wells Fargo ABL, which was replaced by the Medley Term Loan in February 2014 and the FCC ABL in April 2014, as well as sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and the Company’s preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III, LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led many of the Company’s capital raises, each of the Series H and I Preferred Offering (defined in Note 11 below), the September 2012 Preferred Offering (as defined in Note 11 below), the Initial Series J Preferred Offering (as defined in Note 10 below) and the Follow-On Series J Offering (as defined in Note 10 below) also involved and/or were led by parties other than Pegasus.

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

On April 25, 2014, the Company entered into the FCC ABL, a three-year revolving credit facility with First Capital. The Company utilized proceeds from the FCC ABL to repay its outstanding obligations under the Medley Delayed Draw Loan. The Medley Loan Agreement was amended on April 25, 2014 to, among other things, terminate the Medley Delayed Draw Loan and permit the indebtedness under the FCC ABL. As of December 31, 2014, the Company had $6.4 million outstanding under the FCC ABL and additional borrowing capacity of $8.9 million.

As of December 31, 2014, the Company had cash and cash equivalents of $1.6 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value, or 85% of the net orderly liquidation value, of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the aggregate amount of the Company’s outstanding letter of credit obligations (collectively, the “Borrowing Base”). The Company is at all times required to maintain (i) a Borrowing Base that exceeds the amount of its outstanding borrowings under the FCC ABL and (ii) $3.0 million in restricted cash pursuant to the Medley Loan Agreement. The Company is required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

Commencing on September 25, 2015, Riverwood (as defined in Note 10 below) and Pegasus will have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock”), respectively. If either Riverwood or Pegasus elect to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Preferred Stock. In addition, commencing 10 business days after September 25, 2015, each of Portman Limited and affiliates of Zouk Holdings Limited, jointly, has a contractual right to require the Company to redeem its shares of Series H Preferred Stock. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Each holder of the Company’s preferred stock would also have the right to require it to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing its preferred stock. In total, the maximum payment obligation of the Company in the event of a redemption of all the Series H, I and J Preferred Stock is $492.0 million. Finally, the Company would be required to pay its outstanding obligations under the Medley Term Loan and the FCC ABL prior to any such redemption of shares of Series H, I or J Preferred Stock. As of December 31, 2014, the aggregate borrowings outstanding under these loan facilities was $34.2 million.

Any redemption of the Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Company's preferred stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock, then the redemption shall be paid out of the remaining assets of the Company. In addition, the Series J Certificate of Designation (as defined in Note 10 below) provides that the Company is not permitted or required to redeem any shares of Series J Preferred Stock for so long as such redemption would result in an event of default under the Company’s credit facilities. If the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders. As of December 31, 2014, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Series H, I or J Preferred Stock. In addition, based solely on the Company's projected balance sheet as of September 25, 2015, the Company does not believe that it will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

On January 30, 2015, the Company issued 11,525 units of its securities (the “Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million (the “2015 Series J Offering”). Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of the Company’s Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to a preferred stock subscription agreement (the “Series J Securities Subscription Agreement”) entered into between the Company and Holdings III.

The Company believes it will have sufficient capital to fund its operations for at least the next 12 months based on its current business plan and assumptions of future results. The current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company, if at all.

NOTE 4: FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2014
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$720,000

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$2,352,027
September 2012 Warrants	-	-	720,000
Pegasus Warrant	-	-	1,300,000
THD Warrant	-	-	43,928
Medley Warrants	-	-	577,065
Pegasus Guaranty Warrants	-	-	643,924
	$-	$-	$5,636,944

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2014:

	Balance December 31, 2013	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance December 31, 2014
Pegasus Commitment	$1,407,335	$(687,335)	$-	$-	$720,000
Riverwood Warrants	(5,002,664)	2,650,637	-	-	(2,352,027)
September 2012 Warrants	(1,407,335)	687,335	-	-	(720,000)
Pegasus Warrant	(2,765,047)	1,465,047	-	-	(1,300,000)
THD Warrant	-	30,648	-	(74,576)	(43,928)
Series J Warrants	-	(25,140,561)	(12,505,739)	37,646,300	-
Medley Warrants	-	2,593,296	(3,170,361)	-	(577,065)
Pegasus Guaranty Warrants	-	2,692,650	(3,336,574)	-	(643,924)
Total	$(7,767,711)	$(15,708,283)	$(19,012,674)	$37,571,724	$(4,916,944)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2013:

	Balance December 31, 2012	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance December 31, 2013
Pegasus Commitment	$1,360,000	$47,335	$-	$-	$1,407,335
Riverwood Warrants	(7,960,705)	2,958,041	-	-	(5,002,664)
September 2012 Warrants	(1,360,000)	(47,335)	-	-	(1,407,335)
Pegasus Warrant	-	934,953	(3,700,000)	-	(2,765,047)
Total	$(7,960,705)	$3,892,994	$(3,700,000)	$-	$(7,767,711)

NOTE 5: INVENTORIES

Inventories are comprised of the following:

	December 31, 2014	December 31, 2013

Raw materials and components	$-	$6,868,139
Work-in-process	-	1,599,089
Finished goods	22,726,162	10,593,891
Total inventory, net	$22,726,162	$19,061,119

Consigned inventory is held at third-party locations, including those of the Company’s contract manufacturers. The Company retains title to the inventory until such inventory is purchased by a third-party. Consigned inventory, consisting of raw materials, was $0 and $693,000 as of December 31, 2014 and 2013, respectively.

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded an inventory write-down of $4.7 million, $11.4 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, with the expense included in cost of goods sold. As of December 31, 2014 and December 31, 2013, inventories are stated net of inventory write-downs of $7.9 million and $24.1 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $507,000, $2.3 million and $5.6 million, respectively, in provisions for losses on non-cancellable purchase commitments of which $540,000 and $1.6 million were accrued as of December 31, 2014 and 2013, respectively, which were included in cost of goods sold in the Consolidated Statement of Operations.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013

Leasehold improvements	$158,421	$1,486,628
Office furniture and equipment	293,183	1,141,314
Computer hardware and software	7,876,262	8,802,484
Tooling, production and test equipment	4,559,942	16,141,358
Trailers	45,996	-
Construction-in-process	45,817	325,252
Total property and equipment	12,979,621	27,897,036
Accumulated depreciation	(10,329,506)	(21,398,431)
Total property and equipment, net	$2,650,115	$6,498,605

Depreciation related to property and equipment was $3.3 million, $8.7 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In September and December 2014, the Company performed an impairment analysis of property and equipment related to its Melbourne, Florida headquarters, in connection with the transition of a majority of the Company’s manufacturing operations to its contract manufacturers in Asia. This impairment analysis included an assessment of the proposed future use of the property and equipment and their estimated useful lives. As a result of this assessment the Company recorded an impairment charge of $637,000 for the year ended December 31, 2014, which is included in restructuring expense.

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

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)
December 31, 2014:
Technology and intellectual property	$2,796,580	$(224,101)	$2,572,479	2.7	to	20.0

December 31, 2013:
Technology and intellectual property	$2,011,654	$(161,243)	$1,850,411	3.2	to	20.0

Total intangible amortization expense was $64,000, $40,000 and $203,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2015	$106,153
2016	106,153
2017	106,153
2018	106,153
2019	106,153
Thereafter	2,041,714

$2,572,479

NOTE 8: DEBT ISSUANCE COSTS

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $3.2 million and $113,000 as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the current portion of the debt issuance costs was $1.3 million and was included in other current assets. In connection with the FCC ABL, the Medley Delayed Draw Loan and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the Pegasus Guaranty (as defined in Note 9 below). The Company amortized $1.6 million, $507,000 and $522,000 of debt issuance costs for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9: LINES OF CREDIT AND NOTE PAYABLE

First Capital

On April 25, 2014, the Company, entered into the FCC ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is limited by a Borrowing Base equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of the Company’s outstanding letter of credit obligations. As of December 31, 2014, the Company had $6.4 million outstanding under the FCC ABL and additional borrowing capacity of $8.9 million.

As of December 31, 2014, eligible collateral included $5.4 million of accounts receivable and $10.0 million of inventory. Borrowings under the FCC ABL bear interest at a floating rate equal to one-month LIBOR plus 4.0% per annum. As of December 31, 2014, the interest rate on the FCC ABL was 4.15%.

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

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of December 31, 2014, the interest rate on the Medley Term Loan was 12.23%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of December 31, 2014, the balance of the Medley Term Loan was $27.8 million, which included the initial loan balance of $30.5 million offset by a discount of $725,000 related to commitment fees paid to Medley and a discount of $3.2 million related to the Medley Warrants (discussed below). In addition, the Company recognized $669,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $540,000 of accrued interest for the period from February 19, 2014 to December 31, 2014.

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

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in the fair value of the Medley Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Medley Warrants was $2.6 million for the period from February 19, 2014 (the date of issuance of the Medley Warrants) to December 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. Accretion of the discount on the Medley Term Loan was $544,000 for the period from February 19, 2014 to December 31, 2014 and was included in interest expense.

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

Pegasus Guaranty and Pegasus Guaranty Warrants

Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) agreed to provide a guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). The Pegasus Guaranty was recorded as debt issuance costs at fair value on the date of issuance. The fair value was determined to be $2.8 million as of February 19, 2014, using an implied interest rate analysis. The debt issuance costs will be amortized as non-cash interest expense over the life of the Medley Term Loan. As consideration for the Pegasus Guaranty, on February 19, 2014, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants have an exercise price equal to $0.50 and, if unexercised, expire on February 19, 2024. The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging,” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million at February 19, 2014. The fair value of the Pegasus Guaranty was $2.8 million at February 19, 2014 and partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in the fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Pegasus Guaranty Warrants was $2.7 million for the period from February 19, 2014 (the date of issuance of the Pegasus Guaranty Warrants) to December 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

NOTE 10: SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Series J Preferred Stock is senior to the Series H Preferred Stock (as defined in Note 11 below), the Series I Preferred Stock (as defined in Note 11 below) and the Common Stock and is entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each share of Series J Preferred Stock is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such shares of Series J Preferred Stock by (b) the $0.95 conversion price, subject to certain adjustments.

The Company is required to redeem all outstanding shares of the Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) (a) subject to certain limited exceptions, immediately prior to the redemption of a Junior Security; (b) on November 14, 2019, as the Special Redemption; and (c) upon the occurrence of an uncured material breach by the Company of the Series H Certificate of Designation (as defined in Note 11), Series I Certificate of Designation (as defined in Note 11) or Series J Certificate of Designation (as defined below).

If the Company does not have sufficient capital available to redeem the Series J Preferred Stock upon the exercise of a Special Redemption, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

The redemption of any shares of Series J Preferred Stock would be senior and prior to any redemption of any Junior Security. Any holder of shares of Series J Preferred Stock may elect to have less than all or none of such holder’s shares of Series J Preferred Stock redeemed. At any time after the Company has redeemed any shares of any Junior Security each holder of shares of Series J Preferred Stock may elect to have all or a portion of such holder’s shares of Series J Preferred Stock redeemed by the Company for an amount in cash equal to the Liquidation Amount of such shares of Series J Preferred Stock.

The “Liquidation Amount” of each share of Series J Preferred Stock is equal to the greater of (a) the fair market value of the Optional Conversion Shares and (b) an amount equal to the product obtained by multiplying (A) the Stated Value by (B) 2.0.

Follow-On Series J Offering

Between January 3, 2014 and November 14, 2014, the Company issued an aggregate of 38,475 units of the Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $38.5 million (the “Follow-On Series J Offering”). The Series J Securities were issued pursuant to separate Series J Securities Subscription Agreements between the Company and each of PCA Holdings, Holdings II, Riverwood Holdings, Cleantech Europe II (A) LP (“Cleantech A”) and Cleantech Europe II (B) LP (“Cleantech B” and together with Cleantech A, “Zouk”), Serengeti Lycaon MM L.P., (“Serengeti Lycaon”), Serengeti Opportunities MM L.P, (“Serengeti Opportunities, and together with Serengeti Lycaon, “Serengeti”) and certain other accredited investors. The Company issued 13,000; 6,000; 14,000; 2,860; 2,570 and 45 Series J Securities to Serengeti, Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively.

The Follow-On Series J Offering was deemed to be a “Qualified Follow-On,” as such term was used and defined in the Amended and Restated Certificate of Designation of Series J Preferred Stock (the “Series J Certificate of Designation”) and the Preferred Stock Subscription Agreements (the “Existing Subscription Agreements”) by and between the Company and the Initial Series J Investors. As a result, and in accordance with the Existing Subscription Agreements, the Initial Series J Investors exchanged their Series J Preferred Stock for Series J Securities (the “Series J Exchange”). Accordingly, on January 3, 2014, each of LSGC Holdings II, PCA Holdings and Riverwood Holdings received Series J Warrants to purchase 36,191,050; 6,625,000 and 6,344,100 shares of Common Stock, respectively, in addition to the shares of Series J Preferred Stock purchased pursuant to the Existing Subscription Agreements. Pursuant to the terms of the Series J Certificate of Designation and the Existing Subscription Agreements, because Holdings II, PCA Holdings and Riverwood Holdings collectively held at least a majority of the issued and outstanding shares of Series J Preferred Stock and elected to participate in the Series J Exchange with respect to all of their previously purchased shares of Series J Preferred Stock, all of the Initial Series J Investors were required to participate in the Series J Exchange. As of December 31, 2014, the Company had issued an aggregate of 58,475 shares of Series J Preferred Stock and Series J Warrants to purchase an aggregate of 154,958,750 shares of Common Stock.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the shares of Series J Preferred Stock are recorded as mezzanine equity because such shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Series J Preferred Stock to equal the redemption value at the end of each reporting period. The Series J Preferred Stock was recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. As of December 31, 2014, Series J Preferred Stock redemption value included an aggregate deemed dividend of $86.8 million, which is reflected as an offset in additional paid-in capital.

Series J Warrants

Each Series J Warrant represents the right to purchase one share of Common Stock at an exercise price $0.001 and, if unexercised, expires on the fifth anniversary of their issuance date. The Series J Warrants were considered derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging” due to the Company not having adequate shares available for issuance on the date that such warrants were issued. The Series J Warrants were recorded as a liability of $12.5 million based on an allocated portion of the cash proceeds of the Follow-On Series J Offering at issuance. Changes in fair value were measured and recorded at the end of each quarter using the Black Scholes valuation method. The change in fair value of the Series J Warrants was an increase of $25.1 million for the period from the date of issuance of the Series J Warrants to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The Series J Warrants were not exercisable until the Company effected the Charter Amendment. The Charter Amendment was effective April 14, 2014, at which point the Series J Warrants were reclassified as equity instruments.

Pegasus Warrant

The Pegasus Warrant was issued to Holdings II on September 11, 2013 in consideration for advisory services provided by Pegasus. The Pegasus Warrant represents the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds $580.0 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to $580.0 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022.

The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a change of $1.5 million and $935,000 in fair value of the Pegasus Warrant for the year ended December 31, 2014 and the period from September 11, 2013 (date of issuance) through December 31, 2013, respectively.

NOTE 11: SERIES H AND SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series H and I Preferred Stock

On May 25, 2012, the Company entered into the Series H and I Subscription Agreement with Riverwood and certain other accredited investors. Pursuant to the Series H and I Subscription Agreement, the Company issued an aggregate of 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock at a price of $1,000 (the “Stated Value”) per share of Series H Preferred Stock and Series I Preferred Stock (together the “H/I Preferred Shares”). The Company raised gross proceeds of $67.1 million in the Series H and I Preferred Offering.

The H/I Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the Stated Value of such Preferred Share by (b) the $1.18 conversion price, subject to certain adjustments. The fair market value of the Common Stock was $1.50 per share on the date of the Series H and I Preferred Offering. Consequently, the Company recorded a beneficial conversion feature of $17.7 million and $16.9 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $34.6 million to additional paid-in capital, each as of May 25, 2012. The beneficial conversion feature was calculated as the product of (a) $0.32 (the difference between the conversion price of $1.18 and the fair market value of the Common Stock of $1.50) multiplied by (b) the number of shares of Common Stock issuable upon conversion of such H/I Preferred Shares.

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

At any time on or after September 25, 2015, so long as the “Primary Investor” (as defined in the certificate of designation governing the Series H Preferred Stock (the “Series H Certificate of Designation”) and Series I Preferred Stock (the “Series I Certificate of Designation”), respectively) of the respective series of H/I Preferred Shares beneficially owns any shares of such series of H/I Preferred Shares, the respective Primary Investor will have the right to require the Company to redeem all or a portion of such Primary Investor’s H/I Preferred Shares for an amount in cash equal to the Liquidation Amount (as defined below) of such H/I Preferred Shares (the “Optional Redemption Right”). If the Primary Investor of a series of the H/I Preferred Shares elects to exercise its Optional Redemption Right, all other holders of such series of H/I Preferred Shares will have a contingent redemption right to have all or any portion of their H/I Preferred Shares redeemed for an amount in cash equal to the Liquidation Amount of such H/I Preferred Shares.

After the “Primary Investor” of a series of H/I Preferred Shares no longer beneficially owns any shares of such series of H/I Preferred Shares, each holder of such series will have the right, at any time thereafter, to require the Company to redeem all or a portion of such holder’s H/I Preferred Shares for an amount in cash equal to the Liquidation Amount of such H/I Preferred Shares. Each holder of H/I Preferred Shares may also require the Company to redeem all or a portion of such holder’s H/I Preferred Shares for an amount in cash equal to the Liquidation Amount upon the occurrence of a Redemption Event or a Change of Control (each as defined in the Series H Certificate of Designation and Series I Certificate of Designation). The Company may not redeem, or be required to redeem, any H/I Preferred Shares for so long as such redemption would result in an event of default under the FCC ABL or the Medley Term Loan or any substitution or replacement of such facilities.

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

The H/I Preferred Shares are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each Preferred Share is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares equal to the quotient obtained by dividing (a) the $1,000 by (b) the $0.95 conversion price, subject to certain adjustments.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the H/I Preferred Shares are recorded as mezzanine equity because the H/I Preferred Shares contain terms that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the H/I Preferred Shares to equal the redemption value at the end of each reporting period. The H/I Preferred Shares were recorded at redemption value as of May 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $66.2 million and $47.7 million to the Series H Preferred Stock and Series I Preferred Stock, respectively, and an offset of $113.9 million to additional paid-in capital. There was no change in the redemption value as of December 31, 2014 and 2013.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the September 2012 Preferred Shares are recorded as mezzanine equity because the September 2012 Preferred Shares have certain conditions that allow the holder to redeem the shares for cash, and for which redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the September 2012 Preferred Shares to equal the redemption value at the end of each reporting period. The September 2012 Preferred Shares were recorded at redemption value as of September 25, 2012, which included a deemed dividend due to the redemption feature and resulted in the Company recording an increase of $53.6 million to the Series H Preferred Stock with an offset to additional paid-in capital. There was no change in the redemption value as of December 31, 2014 and 2013.

The Company initiated the September 2012 Preferred Offering pursuant to the preemptive rights granted to the holders of H/I Preferred Shares (collectively, the “Holders”) in the Series H Certificate of Designation and the Series I Certificate of Designation. On September 25, 2012, the Company offered each Holder the right to purchase its Pro Rata Share (as defined in the Series H Certificate of Designation and the Series I Certificate of Designation) of 51,000 shares of Series H Preferred Stock (the “Offered Shares”) at a purchase price of $1,000 per share. In addition, any Holder, or such Holder’s permitted assignee, that elected to purchase at least 95% of its Pro Rata Share of the Offered Shares would be entitled to receive a Warrant (the “September 2012 Warrants”) to purchase up to 163.2653 shares (rounded to the nearest whole share) of the Company’s Common Stock with respect to each Offered Share purchased by such Holder or permitted assignee. As further discussed below, an affiliate of Pegasus Capital has agreed to sell shares of Common Stock equal to the number of shares, if any, issued upon exercise of any September 2012 Warrants, which shares would be sold on the same terms and at the same exercise price as the September 2012 Warrants and having the effect of reducing the dilutive effects of the September 2012 Warrants. Holders owning the right to purchase an aggregate of 49,102 Offered Shares and 8,016,653 September 2012 Warrants assigned their rights to participate in the September 2012 Preferred Offering to Portman and Zouk. In addition, due to the exercise by Portman and Zouk of at least 95% of the Pro Rata Share of Offered Shares assigned to them, each of Portman, Cleantech A and Cleantech B received September 2012 Warrants to purchase 4,000,000, 3,406,041 and 593,959 shares of Common Stock, respectively.

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

In addition to the rights provided in the Series H Certificate of Designation, the September 2012 Subscription Agreements provide Portman and Zouk, collectively, with the right, within ten (10) business days following September 25, 2015, to require the Company to redeem all or a portion of the outstanding Offered Shares for an amount in cash equal to the product obtained by multiplying (i) the Stated Value, (ii) the number of Offered Shares to be redeemed and (iii) 1.5. In connection with the September 2012 Preferred Offering, the Company committed to submit to the stockholders of the Company an amendment and restatement to the Series H Certificate of Designation and Series I Certificate of Designation, which would, among other things, protect Zouk’s right to elect one director to the Company’s board of directors and amend the date on which the Primary Investors (as defined in the Series H Certificate of Designation and Series I Certificate of Designation, as applicable) could require the Company to redeem the shares of Series H Preferred Stock and Series I Preferred Stock from November 25, 2015 to September 25, 2015.

Rollover Offering

As a result of the consummation of the Series H and I Preferred Offering and the issuance of the H/I Preferred Shares in connection therewith, PCA Holdings, Holdings II, Leon Wagner, Continental and certain other holders of the Company’s Series G Preferred Stock were entitled to elect to convert (the “Conversion Right”) all or less than all of their shares of Series G Preferred Stock into the number of shares of Series H Preferred Stock or Series I Preferred Stock equal to the quotient obtained by dividing (i) the aggregate liquidation value of such holders outstanding shares of Series G Preferred Stock by (ii) the Stated Value (the “Rollover Offering”).

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

Settlement of Repurchase Obligation

Pursuant to that certain letter agreement, dated January 17, 2012 from the Company to LSGC Holdings (the “LSGC Letter Agreement”), the Company agreed to indemnify LSGC Holdings for, among other things, the cost of redeeming the LSGC Holdings Class C Interests (the “Repurchase Obligation”) in the event that the Company issued preferred equity securities in excess of $80.0 million. Additionally, under the terms of the LSGC Letter Agreement, in the event that the Company would be required to indemnify LSGC Holdings under the LSGC Letter Agreement, LSGC Holdings agreed to surrender 3,750,000 shares of Common Stock to the Company less any shares of Common Stock previously distributed by LSGC Holdings to Continental. Following the consummation of the Series H and I Preferred Offering, the amount of preferred equity issued by the Company exceeded $80.0 million, and, as a result, LSGC Holdings, a related party, was required to redeem 15,000,000 of its issued and outstanding senior preferred member interests held by Continental (the “LSGC Holdings Class C Interests”). See Note 12 for a discussion of the Repurchase Obligation.

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

The Riverwood Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrant was $2.7 million, $3.0 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was included in the increase (decrease) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $687,000, $47,000 and $240,000 for the years ended December 31, 2014, 2013 and the period from September 25, 2012 (date of issuance) through December 31, 2012, respectively, and was included in additional paid-in capital.

The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment for the years ended December 31, 2014, 2013 and the period from September 25, 2012 (date of issuance) through December 31, 2012 was $687,000, $47,000 and $240,000, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

NOTE 12: SERIES G PREFERRED UNITS AND REPURCHASE OBLICATION

Series G Preferred Units

From December 2011 through May 2012, the Company issued an aggregate of 52,358 shares of its Series G Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”), at a price of $1,000 per share for aggregate proceeds of $52.4 million (the “Series G Preferred Offering”). The shares of Series G Preferred Stock were issued pursuant to a preferred stock subscription agreement among the Company, PCA Holdings, Pegasus IV, Holdings II, Leon Wagner, a member of the Company’s board of directors and certain accredited investors (together with Pegasus IV, PCA Holdings, Holdings II and any additional investors that may become party to the Series G Subscription Agreement, the “Series G Purchasers”). Each Series G Preferred Unit consists of: (i) one share of the Series G Preferred Stock and (ii) 83 shares of the Company’s Common Stock. Holdings II purchased an aggregate of 14,958 Series G Preferred Units; PCA Holdings purchased an aggregate of 17,650 Series G Preferred Units; Leon Wagner purchased an aggregate of 6,500 Series G Preferred Units; and the additional accredited investors purchased an aggregate of 13,250 Series G Preferred Units.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series G Preferred Stock was recorded initially at fair value as a liability as the Series G Preferred Stock may require settlement in a variable number of shares of Common Stock. Subsequent to initial recognition, the Series G Preferred Stock was recorded at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. The Common Stock was recorded to equity at fair value and is not subsequently revalued. The difference between the amount recorded at issuance and the original issuance price was being accreted using the effective interest method over the term of the Series G Preferred Stock. Accretion of Series G Preferred Stock was $7.5 million for the year ended December 31, 2012. In conjunction with the Series H and I Preferred Offering, the Company recognized $6.3 million as a loss on the conversion of the Series G Preferred Stock, which is included in the accretion of preferred stock for the year ended December 31, 2012.

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

During the year ended December 31, 2012, the Company recorded $1.8 million of dividends expense on the Series G Preferred Stock.

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

NOTE 13: STOCKHOLDERS' EQUITY AND RECAPITALIZATION AGREEMENT

Common Stock Issuances

On March 25, 2014, the Company issued 1,484,931 shares of restricted stock in settlement of director fees for the year ended December 31, 2014. On April 1, 2014, June 12, 2014 and August 28, 2014, the Company issued 150,137, 110,685 and 78,360 shares, respectively, of restricted stock in settlement of the pro rata portion of director fees for the period served by directors appointed to the board of directors on the respective dates of issuance. The 2014 compensation package consists of: (i) 200,000 shares of restricted stock for each member of the Board of Directors who is not an employee of the Company; (ii) an additional 25,000 shares of restricted stock for each member of the Board of Directors serving on one or more committee of the Board of Directors and (iii) an additional 15,000 shares of restricted stock for chairman of one or more committee of the Board of Directors. The restricted shares vest for directors in office at such time on January 1, 2015. For any director serving less than the full year, a pro-rata portion of the restricted shares were issued on the later of March, 25, 2014 or the date of appointment to the Board of Directors, with such pro rata shares vesting on the earlier of the date of resignation or January 1, 2015.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the year ended December 31, 2014, the Company recorded expense of $64,000 related to restricted stock awards to the Company’s SAB.

On January 2, 2013, Jeremy S. M. Cage was appointed Chief Executive Officer and the Company issued 500,000 shares of restricted stock to Mr. Cage as part of his compensation package. On November 8, 2013, upon the resignation of Mr. Cage, 385,417 unvested shares of restricted stock were cancelled and returned to the Company. On March 22, 2013, the Company issued 192,308 shares of restricted stock to Brad Knight as part of his compensation package. Mr. Knight served as the Company’s Chief Executive Officer from October 19, 2012 through January 1, 2013 and as the Company’s Chief Operations Officer from January 2, 2013 until July 8, 2013. For the year ended December 31, 2013, the Company recorded expense of $173,000 related to the restricted stock awards issued to Messrs. Cage and Knight.

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded expenses of $670,000, $725,000 and $846,000, respectively, related to the restricted stock awards and $0, $21,000 and $718,000, respectively, related to the stock options issued to the directors.

Warrants for the Purchase of Common Stock

On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot, Inc. (“The Home Depot”) pursuant to which The Home Depot may purchase up to 5.0 million shares of the Company’s Common Stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Company’s Strategic Purchasing Agreement with The Home Depot, which it entered into on July 23, 2010 and pursuant to which it supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of Common Stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the Agreement for an additional three years. As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the THD Warrants adjusted, pursuant to the terms of such warrants, from $2.00 to $1.95 per share of Common Stock. The number of shares of Common Stock into which the THD Warrants were exercisable also adjusted, pursuant to the terms of the warrant, from 5,000,000 to 5,123,715 shares. As of November 14, 2014, as a result of Follow-On Series J Offerings, the exercise price of the THD Warrant adjusted, pursuant to the terms of the warrant, from $1.95 to $1.20 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 5,123,715 to 8,346,960 shares. Each vested portion of the THD Warrant will expire on the third anniversary following the vesting of such portion.

As of May 25, 2012, as a result of the Series H and I Preferred Offering, the exercise price of the warrants issued in conjunction with the Company’s Series D Non-Convertible Preferred Stock (the “Series D Warrants”) adjusted pursuant to the terms of such warrants from a range of $5.90 to $5.92 per share of Common Stock to a range of $5.57 to $5.59 per share of Common Stock. The number of shares of Common Stock into which the Series D Warrants were exercisable also adjusted pursuant to the terms of such warrants from 1,171,044 to 1,240,798 shares. In August 2012, the Company made an offer to exchange eligible Series D Warrants for Common Stock at a fixed exchange ratio of 0.897 shares of Common Stock for each Series D Warrant and exchanged 672,886 warrants for Common Shares, leaving a balance of 567,912 Series D Warrants. As of November 14, 2014, as a result of Follow-On Series J Offering, the exercise price of the Series D Warrants adjusted, pursuant to the terms of the warrant, from a range of $5.57 to $5.59 per share of Common Stock to a range of $3.36 to $3.37 per share of Common Stock. The number of shares of Common Stock into which the THD Warrant was exercisable also adjusted, pursuant to the terms of the warrant, from 567,912 to 941,293 shares.

As of December 31, 2014, the Company had the following warrants outstanding for the purchase of Common Stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	941,293	$3.36 to $3.37	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,677,568	$1.37	December 31, 2014 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	154,958,750	$0.001	January 3, 2019 through August 27, 2019

Medley	Medley Warrants	10,000,000	$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000	$0.50	February 19, 2024

		219,500,630

As of December 31, 2014, the warrants issued in connection with the Company’s previously redeemed Series D Convertible Preferred Stock, the warrants held by Aquillian Investments LLC, the Series J Warrants, the Medley Warrants and the Pegasus Guaranty Warrants and a portion of the THD Warrants were fully vested and exercisable. The September 2012 Warrants will become exercisable on October 9, 2015. Per the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2013 and 1,669,392 shares issuable pursuant to the THD Warrant vested during the years ended December 31, 2014, 2012 and 2011, for total warrants vested of 5,008,176, when the product purchases for these periods satisfied the prescribed vesting conditions, and 1,669,392 shares remain subject to vesting in accordance with similar product purchasing terms. As of December 31, 2014, the tranche of 1,669,392 warrants, which vested in 2011, expired. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, these were not exercisable as of December 31, 2014 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $580.0 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant).

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $103,000, $0 and $458,000 as a reduction in revenue, respectively. The change in fair value of the previously vested portion of the THD Warrant was an increase of $72,000 for the year ended December 31, 2014, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

NOTE 14: EARNINGS (LOSS) PER SHARE

Upon issuance of the LSGC Letter Agreement on January 17, 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the years ended December 31, 2014, 2013 and 2012, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Years Ended December 31,
	2014		2013		2012
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss from operations	$(52,134,928)	$(13,459,745)	$(74,506,560)	$(15,310,772)	$(93,066,715)	$(18,273,694)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	570,574	(570,574)	-	-	-	-
Deemed dividends related to the Series H, I and J Preferred Stock attributable to all shareholders	(49,687,773)	(12,827,960)	(20,206,288)	(4,152,304)	(170,193,331)	(33,417,541)
Deemed dividends related to the Repurchase Obligation on common stock attributable to controlling shareholders	-	-	-	-	12,488,175	(12,488,175)
Deemed dividends due to issuance of Commitment Shares attributable to all shareholders	-	-	-	-	(1,337,401)	(262,599)
Undistributed net loss	$(101,252,127)	$(26,858,279)	$(94,712,848)	$(19,463,076)	$(252,109,272)	$(64,442,009)

Basic and diluted weighted average number of common shares outstanding	232,409,186	60,001,396	170,662,220	35,070,340	171,336,891	33,642,080

Basic and diluted net loss per common share:	$(0.44)	$(0.45)	$(0.55)	$(0.55)	$(1.47)	$(1.92)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 180.5 million, 88.1 million and 77.7 million common stock equivalents for the years ended December 31, 2014, 2013 and 2012, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 15: RELATED PARTY TRANSACTIONS

On February 19, 2014, the Company entered into the Pegasus Guaranty and, as consideration for the Pegasus Guaranty, the Company issued the Pegasus Guaranty Warrants to the Pegasus Guarantors. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders. For the year ended December 31, 2014, the Company recorded $476,000 of non-cash related party interest expense related to the amortization of the Pegasus Guaranty.

On May 25, 2012, the Company entered into a Support Services Agreement (“2012 Support Services Agreement”) with Pegasus Capital, pursuant to which the Company agreed to pay Pegasus Capital $125,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The 2012 Support Services Agreement expires upon the earlier of: (i) June 30, 2017; (ii) a Change of Control or (iii) a QPO. During the first 30 days of any calendar quarter, the Company has the right to terminate the 2012 Support Services Agreement, effective immediately upon written notice to Pegasus Capital. Pegasus Capital and the Pegasus Guarantors are affiliates of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 87.8% of the Company’s Common Stock as of December 31, 2014.

On January 17, 2012, the Company entered into the LSGC Letter Agreement with LSGC Holdings pursuant to which it agreed to the Repurchase Obligation. In accordance with the LSGC Letter Agreement, the Company agreed to pay Pegasus IV a fee of $250,000 for expenses incurred by Pegasus IV and its affiliates related to the these transactions. This fee was recognized as interest expense over the life of the Series G Preferred Units. For the year ended December 31, 2012, the Company recognized interest expense of $250,000 due to the conversion of the Series G Preferred Stock into Series H and I Preferred Stock. In addition, during the year ended December 31, 2012, the Company recorded $313,000 of management fees pursuant to the 2012 Support Services Agreement, included in selling, distribution and administrative expenses.

On May 25, 2012, the Company entered into the Riverwood Support Services Agreement with Riverwood Holdings, pursuant to which the Company agreed to pay Riverwood Holdings $20,000 for the period from May 25, 2012 through June 30, 2012 and thereafter $50,000 for each calendar quarter beginning on July 1, 2012, in exchange for certain support services during such periods. The Riverwood Support Services Agreement expires upon the earlier of: (i) May 25, 2022, (ii) such date that Riverwood Management and/or its affiliates directly or indirectly beneficially own less than 37.5% of the shares of Series H Preferred Stock purchased pursuant to the Preferred Offering, on an as-converted basis (together with any shares of Common Stock issued upon conversion thereof); (iii) such date that the Company and Riverwood may mutually agree in writing (iv) a Change of Control or (v) a QPO. In addition, the Company has brought in several employees of Riverwood to provide consulting services, including Mr. Knight, who served as the Company’s Chief Executive Officer from October 19, 2012 through January 1, 2013 and as the Company’s Chief Operations Officer from January 2, 2013 until July 8, 2013. During the year ended December 31, 2012, the Company recorded $70,000 of management fees pursuant to the Riverwood Support Services Agreement, included in selling, distribution and administrative expenses. During the years ended December 31, 2014, 2013 and 2012, the Company incurred $872,000, $2.2 million and $1.0 million of consulting fees, respectively, for services provided by Riverwood, which were included in selling, distribution and administrative expenses. In addition, $$445,000 and $48,000, respectively was paid to Riverwood for the years ended December 31, 2014 and 2013, for legal fees and out of pocket expenses related to the Series J Preferred Stock issuance to Riverwood Holdings, which was offset against the funds received for the Series J Preferred Stock.

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

During the year ended December 31, 2012, the Company incurred consulting fees of $118,000 for services provided by GYRO LLC, a marketing company affiliated with Pegasus Capital, which were included in selling, distribution and administrative expense.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred consulting fees of $12,000, $14,000 and $40,000, respectively, for services provided by T&M Protection Resources which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital.

During the year ended December 31, 2012, the Company incurred consulting fees of $174,000 for public relations and corporate communications services provided by MWW Group, a marketing company owned by Michael Kempner, a former director of the Company, which were included in selling, distribution and administrative expenses.

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

NOTE 16: EQUITY BASED COMPENSATION PLANS

The Company currently has one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. On September 9, 2014, holders of a majority of the Company’s Common Stock executed a written consent in lieu of a special meeting approving an amendment to the Equity Plan that (i) increased the total number of shares of Common Stock available for issuance thereunder from 55,000,000 to 155,000,000 and (ii) increased the maximum number of stock options or stock appreciation rights that may be granted each fiscal year to any Covered Employee (as defined in the Equity Plan) from 7,000,000 to 30,000,000. As of December 31, 2014, there were 105.3 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

The Board of Directors may also issue stock-based awards to the Company’s nonemployee directors who wish their awards to be issued to an entity other than an individual under the Directors Stock Plan (the “Directors Plan”). As of December 31, 2014, the Company has reserved an aggregate of 5,000,000 shares of Common Stock for issuance under the Directors Plan.

Stock Option Awards

The following table summarizes stock option activity for all of the Company’s stock-based plans as of December 31, 2014 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	28,396,149	$1.18
Granted	28,911,000	0.19
Exercised	-	-
Forfeited or expired	(13,025,785)	1.09
Outstanding as of December 31, 2014	44,281,364	$0.56	7.74	$-
Vested or expected to vest as of December 31, 2014	33,775,234	$0.67	7.13	$-
Exercisable as of December 31, 2014	13,045,594	$1.22	3.52	$-

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s Common Stock on December 31, 2014 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2014. This value fluctuates with the changes in the price of the Company’s Common Stock. As of December 31, 2014, there was $9.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.55 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.18 - $0.18	27,800,000	9.77	$0.18	-	$-
$0.20 - $.1.00	8,686,662	4.61	0.74	7,250,912	0.79
$1.04 - $1.09	50,000	1.97	1.09	43,750	1.09
$1.34 - $1.34	6,393,542	3.83	1.34	4,652,397	1.34
$1.35 - $5.05	1,339,410	4.91	3.38	1,086,785	3.50
$7.40 - $7.40	5,500	2.11	7.40	5,500	7.40
$10.80 - $10.80	6,250	2.59	10.80	6,250	10.80
Total	44,281,364	7.74	$0.56	13,045,594	$1.22

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2014	2013	2012

Weighted average grant date fair value per share of options	$0.14	$0.39	$1.02
Total intrinsic value of options exercised	$-	$-	$339,649

Restricted Stock Awards

A summary of nonvested shares of restricted stock awards (“RSAs”) outstanding under all of the Company’s stock-based plans as of December 31, 2014 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding as of December 31, 2013	1,776,699	$0.42
Granted	2,080,342	0.38
Released	(1,776,699)	0.42
Forfeited	-	-
Outstanding as of December 31, 2014	2,080,342	$0.38

As of December 31, 2014, there was $51,000 of unrecognized compensation cost related to restricted stock granted under the Equity Plan and the Directors Plan, which is expected to be recognized over a weighted average period of 0.45 years. For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense related to RSAs of $730,000, $891,000 and $1.2 million, respectively.

Stock–Based Compensation Valuation and Expense

The Company accounts for its stock-based compensation plan using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock-based awards the Company currently uses the Black-Scholes pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s Common Stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The Company recorded stock option expense of $3.3 million, $6.9 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2014			2013			2012
Exercise price	$0.18	-	$0.50	$0.44	-	$0.70	$0.74	-	$1.59
Fair market value of the underlying stock on date of grant	$0.18	-	$0.42	$0.38	-	$0.64	$0.74	-	$1.59
Stock Option Grants:
Risk-free interest rate	0.209%	-	2.07%	1.03%	-	2.00%	0.60%	-	1.24%
Expected life, in years	1.75	-	6.25	6.00	-	6.25	2.00	-	6.25
Expected volatility	67.32%	-	100.46%	99.51%	-	101.82%	97.25%	-	103.17%
Expected dividend yield		0.0%			0.0%			0.0%
Expected forfeiture rate		19.19%			7.49%			8.78%
Fair value per share	$0.12	-	$0.28	$0.08	-	$0.52	$0.59	-	$1.24

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

2011 Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the “2011 ESPP”) that provides employees with the opportunity to purchase Common Stock at a discount. All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. As of December 31, 2014, there were 2.0 million shares authorized for issuance under the ESPP, with 1.8 million shares remaining for future issuance. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by the Company’s stockholders at its annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of Common Stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the 2014 offering under the 2011 ESPP, a participant may elect to use up to 30% of his or her compensation to purchase whole shares of Common Stock of the Company, but may not purchase more than 2,000 shares per year. The purchase price for each purchase period will be 85% of the fair market value of a share of Common Stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During the years ended December 31, 2014, 2013 and 2012, the Company issued 23,126, 88,284 shares and 89,707 shares of its Common Stock to certain employees under the 2011 ESPP at prices ranging from $0.13 to $2.36 per share.

NOTE 17: RESTRUCTURING EXPENSES

The following table summarizes our restructuring expenses and related charges for the following years ended December 31:

	For the Years Ended December 31,
	2014	2013	2012

Broad based reduction of facilities and personnel (1)	$3,353,558	$4,479,076	$-
Mexico Closing (2)	-	102,688	3,908,562
Organization Optimization Initiative (3)	114,277	75,733	2,304,374

Total	$3,467,835	$4,657,497	$6,212,936

(1)

These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reduction in Satellite Beach, Florida of approximately 69 positions, including the termination of several members of the Company’s senior management and a $3.2 million write-down of property and equipment, cost reductions in our foreign subsidiaries and refocusing the Company’s efforts within North America, which resulted in the elimination of all employees at LSGBV and LSIPL. In addition to the charges noted above, the Company expects to incur approximately $100,000 additional expense throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred in the first half of 2015.

(2)

On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico, which was substantially complete as of December 31, 2013. The Mexico Closing resulted in the termination of approximately 520 employees and $1.7 million in a non-cash asset impairment.

(3)

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of ten members of management in the United States, following the completion of the Series H and I Preferred Offering in May 2012 and the closing of the Companies offices in the United Kingdom and Australia. As of December 31, 2014, this plan was complete.

 As of December 31, 2014 and 2013, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2012	$1,620,956	$-	$-	$1,620,956
Charges	1,449,584	134,373	509,541	2,093,498
Payments	(2,370,708)	(134,373)	(232,585)	(2,737,666)
Accrued liability as of December 31, 2013	$699,832	$-	$276,956	$976,788
Charges	2,496,184	311,269	122,054	2,929,507
Reversals	-	-	-	-
Payments	(2,236,776)	-	(218,170)	(2,454,946)
Accrued liability as of December 31, 2014	$959,240	$311,269	$180,840	$1,451,349

The remaining accrual as of December 31, 2014, of $1.5 million is expected to be paid during the year ending December 31, 2015.

The restructuring and other related charges are included in the line item restructuring expenses in the consolidated statement of operations.

NOTE 18: INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax provision (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Loss before taxes
Domestic	$(64,343,390)	$(86,599,121)	$(108,719,057)
Foreign	(1,251,283)	(3,218,211)	(2,621,352)
Total	$(65,594,673)	$(89,817,332)	$(111,340,409)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2014	2013	2012

Loss before taxes	$(65,594,673)	$(89,817,332)	$(111,340,409)

Income tax benefit applying United States federal statutory rate of 34%	$(22,302,189)	$(30,537,893)	$(37,855,739)
State taxes, net of federal benefit	(1,183,397)	(1,674,412)	(2,472,538)

Permanent differences
Accretion of preferred stock	-	-	2,869,489
Preferred stock dividends	-	-	128,850
Derivative fair value adjustment	5,359,878	(1,323,618)	(2,891,183)
Other	-	40,669	87,336
Increase in valuation allowance	30,513,501	31,336,114	37,172,107
Change in effective tax rate - United States	(2,679,697)	1,597,640	-
Change in effective tax rate - foreign	-	-	-
Expiration/true-up of NOL's	(10,236,058)	110,950	2,594,689
Rate difference between United States federal statutory rate and Netherlands statutory rate	175,180	450,550	366,989
Other	352,782	-	-
Income tax expense (benefit)	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2014	2013

Deferred income tax assets
Net operating loss carryforwards	$181,983,692	$147,867,489
Charitable contribution carryforward	56,979	41,080
Stock based compensation	8,957,780	7,699,202
Inventories	2,864,989	8,536,445
Reserve for losses on non-cancelable purchase commitments	172,110	439,438
Accounts receivable	138,221	150,639
Warranty liability	1,745,093	1,158,759
Goodwill impairment on asset acquisition	871,229	857,283
Accrued compensation	357,750	425,923
Accrued legal fees	552,889	186,934
Fixed asset impairment	1,168,224	919,185
India start-up costs	32,645	32,122
Depreciation	66,775	28,236
Accrued rebates	448,481	-
Goodwill impairment on stock acquisition	418,500	-
Accrued Florida use tax	830	286
Total deferred income tax assets	199,417,687	168,343,021
Less: valuation allowance	(198,689,826)	(168,176,326)
Net deferred tax assets	$727,861	$166,695

Deferred income tax liabilities
Stock losses	$(169,409)	$(166,695)
Loss on disposal of long-lived assets	(558,452)	-
Total deferred income tax liabilities	(727,861)	(166,695)
Net deferred tax liabilities	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $198.7 million valuation allowance as of December 31, 2014 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $30.5 million.

As of December 31, 2014, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2016	-	3,869,995
2017	-	4,265,206
2018	5,357,429	4,692,440
2019	2,293,432	908,706
2020	1,473,066	908,568
2021	2,769,043	2,027,511
2022	1,840,300	-
2023	2,031,270	-
2024	3,353,481	-
2025	2,293,432	-
2026	2,293,432	-
2027	9,937,230	-
2028	29,631,134	-
2029	33,916,312	-
2030	50,887,617
2031	67,057,312
2032	90,683,320
2033	82,316,468
2034	57,354,610
Total	$445,488,888	$16,672,426

At the time of the reverse merger transaction and resulting change in control, in June 2007, the Company had accumulated approximately $75.0 million in loss carryforwards. As a result of the change in control, the Company is limited by Section 382 of the Internal Revenue Code in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These loss carryforwards expire from 2016 through 2034. To the extent the Company is able to utilize available loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2014, 2013 and 2012.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2014, the Company’s income tax returns prior to 2011 and 2010 are closed to examination for federal and state purposes, respectively. The Company’s 2013 federal income tax return is currently being examined by the Internal Revenue Service. Additionally, income tax returns filed in the Netherlands for the 2012 tax yeas has received a final assessment from the taxing authorities. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

NOTE 19: CONCENTRATIONS OF CREDIT RISK

For the years ended December 31, 2014 and 2013, the Company had one customer whose revenue represented 80% and 55% of total revenue, respectively. The loss of this material relationship would have a material adverse effect on our results of operations. For the year ended December 31, 2012, the Company had two customers whose revenue collectively represented 70% of total revenue.

As of December 31, 2014 and 2013, the Company had one customer whose accounts receivable balance represented 66% and 55% of accounts receivables, net of allowances, respectively.

NOTE 20: COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2014, the Company had $20.2 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2014, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2015	$371,827
2016	361,064
2017	339,673
2018	269,673
2019	269,673
Thereafter	-
$1,611,911

During the years ended December 31, 2014, 2013 and 2012, the Company incurred rent expense of $1.7 million, $2.1 million and $2.3 million, respectively.

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of the Company’s stockholders, filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

In August 2014, the court granted Geveran’s motion to amend their first amended complaint to assert a claim for punitive damages against the defendants. On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act (the “August 28 Order”). As of March 30, 2015, the August 28 Order has not been entered. Once such Order is entered, the Company intends to appeal it. Together with the other defendants, the Company will have 30 days to post a bond during which time enforcement of the judgment would be stayed. The Company plans to have a bond posted to secure the judgment, which should result in the automatic stay of enforcement through the appeal process.

While the court granted partial summary judgment in favor Geveran and the outcome of any litigation is inherently difficult to predict, the Company currently believes that it has strong defenses against Geveran’s claims. The Company has retained counsel, denies liability in connection with this matter and intends to continue to vigorously defend itself against the claims asserted by Geveran. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, could have a material adverse effect on the Company’s financial position. The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors and officers’ insurance coverage will be available to cover the substantial majority of its legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Based upon the terms of an indemnification agreement described below, the Company has also paid, and is likely to pay in the in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

The Company is also a defendant in action brought by GE Lighting Solutions LLC in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. The Company believes that it has strong defenses against plaintiff’s claims.  The Company has retained counsel, denies liability in connection with this matter and intends to continue to vigorously defend itself against the claims asserted by GE Lighting. However, there is no assurance that the Company will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on the Company’s financial position. Even if the outcome is favorable, this litigation could result in substantial costs to the Company, could be a distraction to management and could harm the Company’s financial position.

In addition, the Company may be a party to a variety of legal actions, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including securities fraud, intellectual property related litigation, and a variety of legal actions relating to its business operations. In some cases, substantial punitive damages may be sought. The Company currently has insurance coverage for certain of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

NOTE 21: DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the years ended December 31, 2014, 2013 and 2012, the Company contributed $220,000, $303,000 and $332,000, respectively, to the 401(k) Plan.

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2014 and 2013:

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$25,925,841	$19,827,864	$23,089,356	$22,441,799
Gross margin	2,690,495	1,119,562	3,420,353	(3,648,278)
Net loss	(40,093,963)	(11,628,516)	(2,102,576)	(11,769,618)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.33)	$(0.04)	$(0.04)	$(0.09)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.35)	$(0.04)	$(0.04)	$(0.09)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$19,981,607	$19,992,942	$21,951,094	$21,295,914
Gross margin	1,868,492	393,545	(5,309,971)	(11,773,789)
Net loss	(16,478,204)	(15,737,704)	(25,503,127)	(32,098,297)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.08)	$(0.30)	$(0.16)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.08)	$(0.30)	$(0.16)

NOTE 23: VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2014	$509,561	(8,574)	103,792	-	(196,732)	$408,047
2013	$1,188,366	7,381	279,757	-	(965,943)	$509,561
2012	$1,513,611	2,720	577,090	-	(905,055)	$1,188,366

Provision for purchase commitments
2014	$1,629,806	(13,556)	507,257	(1,217,878)	(365,402)	$540,227
2013	$5,678,992	-	1,283,444	(4,562,550)	(770,080)	$1,629,806
2012	$5,806,032	-	5,580,993	(5,708,033)	-	$5,678,992

NOTE 24: SUBSEQUENT EVENTS

2014 Series J Issuance

On January 30, 2015, the Company issued 11,525 Series J Securities pursuant to a Series J Securities Subscription Agreement between the Company and Holdings III for aggregate proceeds of $11.5 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation.

3.2

Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3*	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.2

Amended and Restated Certificate of Designation of Series H Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

4.3

Amended and Restated Certificate of Designation of Series I Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

4.4

Amended and Restated Certificate of Designation of Series J Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

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

4.8

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

4.14

Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 4.6 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
4.15

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

4.17

Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 4.9 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

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

4.22

Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.22.1	Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
4.23

Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.24

Amended and Restated Registration Rights Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC, RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.25

Registration Rights Agreement, dated February 19, 2014 by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.26

Registration Rights Agreement, dated November 14, 2014 by and between Lighting Science Group Corporation, Serengeti Lycaon MM L.P. and Serengeti Opportunities MM L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

4.27

Voting Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

4.28

Voting Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P. and LSGC Holdings II LLC (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.1+

Amended and Restated Equity-Based Compensation Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A filed on September 18, 2008, File No. 0-20354 and incorporated herein by reference).

Exhibit Number	Description
10.1.1+

Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated August 21, 2009 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2009, File No. 0-20354, and incorporated herein by reference).

10.1.2+

Amendment to the Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan, dated February 10, 2011 (previously filed as Exhibit 4.10 to the Registration Statement on Form S-8 filed on February 25, 2011, File No. 333-172461, and incorporated herein by reference).

10.2+

Form of Lighting Science Group Corporation 2005 Equity-Based Compensation Plan Stock Option Agreement (previously filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed on May 5, 2008, File No. 333-150628, and incorporated herein by reference).

10.3+

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

10.5+

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

10.7+	Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2012, File No. 0-20354, and incorporated herein by reference).

10.7.1+	Amendment to the Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan (previously filed as Appendix A to the Information Statement on Schedule 14C filed on September 11, 2014, File No. 0-020354, and incorporated herein by reference).

10.8+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Employee Incentive Stock Option Agreement (previously filed as Appendix C to the Information Statement on Schedule 14C filed on September 11, 2014, File No. 0-020354, and incorporated herein by reference).

10.9+	Form of Lighting Science Group Corporation Amended and Restated Equity-Based Compensation Plan Non-Qualified Stock Option Agreement (previously filed as Appendix D to the Information Statement on Schedule 14C filed on September 11, 2014, File No. 0-020354, and incorporated herein by reference).

10.10+	Form of Lighting Science Group Corporation 2012 Amended and Restated Equity-Based Compensation Plan Restricted Stock Award Agreement (previously filed as Appendix E to the Information Statement on Schedule 14C filed on September 11, 2014, File No. 0-020354, and incorporated herein by reference).

10.11+

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

Exhibit Number	Description
10.14	Support Services Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and RW LSG Management Holdings LLC (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.15	Support Services Agreement, dated as of May 25, 2012, by and between Lighting Science Group Corporation and Pegasus Capital Advisors, L.P. (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.16

Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2010, File No. 0-20354, and incorporated herein by reference).

10.16.1	Amendment No. 1 to Loan and Security Agreement, dated as of November 22, 2010, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.16.2	Amendment No. 2 to Loan and Security Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.16.3	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of August 5, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank agent and a lender thereunder (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.16.4	Amendment No. 4 to Loan and Security Agreement and Consent, dated as of September 20, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank, agent, and a lender thereunder (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2011, File No. 0-20354, and incorporated herein by reference).

10.16.5	Amendment No. 5 to Loan and Security Agreement and Consent, dated as of February 24, 2012, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association, in its capacity as issuing bank and agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2012, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.16.6

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

10.16.7

Amendment No. 7 to Loan and Security Agreement and Waiver, dated June 4, 2013 by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, National Association (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.17

Subordination Agreement, dated as of May 6, 2011, by and among Lighting Science Group Corporation, Biological Illumination, LLC, LSGC, LLC and Wells Fargo Bank, N.A., in its capacity as issuing bank and agent (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2011, File No. 0-20354, and incorporated herein by reference).

10.18

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

10.18.1

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

10.19

Term Loan Agreement, dated February 19, 2014, by and between Lighting Science Group Corporation, the lenders party thereto and Medley Capital Corporation, in its capacity as agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

10.19.1

First Amendment to Term Loan Agreement, dated April 25, 2014, by and among Lighting Science Group Corporation, the Lenders signatory hereto, and Medley Capital Corporation, as administrative agent for the lenders party thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 1, 2014, File No. 0-20354, and incorporated herein by reference).

10.19.2

Limited Consent and Second Amendment to Term Loan Agreement dated January 30, 2015 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.20

Loan and Security Agreement, dated April 25, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.20.1

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

10.20.2

Second Amendment to Loan and Security Agreement dated January 30, 2015 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC, the financial institutions from time to time party thereto as lenders and FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.21

Side Letter in Respect of Series J Equity Issuance and Calculation of Fixed Charge Coverage Ratio dated January 30, 2015 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC and FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.22

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

10.24

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

10.26

Assignment Agreement, dated as of April 22, 2011, between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 28, 2011, File No. 0-20354, and incorporated herein by reference).

10.27

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

10.29

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

10.31.1

Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.32

Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.32.1

Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation and Portman Limited (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.33

Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.33.1

Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.34

Preferred Stock Subscription Agreement, dated September 11, 2013, by and between Lighting Science Group Corporation, RW LSG Holdings LLC, PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.35

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.36

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.37

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.38

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.39

Series J Subscription Agreement, dated as of August 14, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0-20354, and incorporated herein by reference).

10.40

Series J Subscription Agreement, dated as of November 14, 2014, by and among Lighting Science Group Corporation, Serengeti Lycaon MM L.P. and Serengeti Opportunities MM L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

10.41

Series J Subscription Agreement, dated January 30, 2015, by and between Lighting Science Group Corporation and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.42

Letter Agreement, dated as of January 17, 2012, between Lighting Science Group Corporation and LSGC Holdings LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2012, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.43

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

10.45	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.46

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

10.48+

Employment Letter, dated March 30, 2011 but effective as of February 10, 2011, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2011, File No. 0-20354, and incorporated herein by reference).

10.49+

Employment Agreement, dated as of November 29, 2012, between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2012, File No. 0-20354, and incorporated herein by reference).

10.50+

Offer Letter, dated as of August 23, 2012, between Lighting Science Group Corporation and Thomas C. Shields (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2012, File No. 0-20354, and incorporated herein by reference).

10.51+

Separation Agreement, dated November 8, 2013, by and between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013, File No. 0-20354, and incorporated herein by reference).

10.52+

Employment Agreement, dated as of March 1, 2014, between Lighting Science Group Corporation and Jennifer Sethre (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2014, File No. 0-20354, and incorporated herein by reference).

10.53+*	Employment Agreement, dated as of July 9, 2014, between Lighting Science Group Corporation and Dennis McGill.

10.54+*	Separation Agreement, effective as of August 8, 2014, between Lighting Science Group Corporation and Thomas Shields.

10.55+*	Separation Agreement, dated as of July 15, 2014, between Lighting Science Group Corporation and Jennifer Sethre.

10.56+*	Employment Agreement, dated as of August 28, 2014, between Lighting Science Group Corporation and Edward Bednarcik.

Exhibit Number	Description
10.57+*	Employment Agreement, dated as of September 23, 2014, between Lighting Science Group Corporation and Wayne Nesbit.

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

+     Management contract or compensatory plan or arrangement.