Form 10-Q
period 2015-03-31
LIGHTING SCIENCE GROUP CORP
filed 2015-05-15
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of May 13, 2015, was 212,004,390 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$549,383	$1,609,297
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	10,145,554	10,417,985
Inventories	28,093,828	22,726,162
Prepaid expenses	1,800,595	2,936,837
Other current assets	1,794,591	1,610,544
Total current assets	45,383,951	42,300,825

Property and equipment, net	2,166,389	2,650,115
Intangible assets, net	2,644,862	2,572,479
Pegasus Commitment	339,200	720,000
Debt issuance costs, less current portion	2,958,120	3,230,446
Other long-term assets	115,195	118,467

Total assets	$53,607,717	$51,592,332

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$11,324,585	$6,368,793
Current portion of long-term debt	67,749	58,574
Accounts payable	10,301,294	19,364,552
Provision for losses on non-cancelable purchase commitments	717,714	540,227
Accrued expenses	8,993,538	9,924,316
Total current liabilities	31,404,880	36,256,462

Note payable	28,163,286	27,813,061
Long-term debt, less current portion	16,524	35,272
Liabilities under derivative contracts	13,421,201	5,636,944
Total other liabilities	41,601,011	33,485,277

Total liabilities	73,005,891	69,741,739

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of March 31, 2015 and December 31, 2014	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of March 31, 2015 and December 31, 2014	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 70,000 shares, 70,000 and 58,475 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	140,000,000	116,950,000
	491,956,776	468,906,776
Commitments and contingencies

Stockholders' deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 70,000 shares of Series J issued and outstanding as of March 31, 2015 and 113,609 shares of Series H, 62,365 shares of Series I and 58,475 shares of Series J issued and outstanding as of December 31, 2014

Common stock, $.001 par value, authorized 975,000,000 shares, 214,488,468 and 212,452,636 shares issued as of March 31, 2015 and December 31, 2014, respectively	214,489	212,453
Additional paid-in capital	309,430,336	320,175,440
Accumulated deficit	(813,929,663)	(800,328,573)
Accumulated other comprehensive loss	(3,312,612)	(3,358,003)
Treasury stock, 2,505,000 shares as of March 31, 2015 and December 31, 2014, at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(511,354,950)	(487,056,183)
Total liabilities and stockholders’ deficit	$53,607,717	$51,592,332

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$19,371,545	$25,925,841
Cost of goods sold (exclusive of depreciation shown below)	16,441,297	23,462,953
Gross profit	2,930,248	2,462,888

Operating expense:
Selling, distribution and administrative (includes related party expenses of $0 and $609,000 for the three months ended March 31, 2015 and 2014, respectively)	5,095,581	8,966,338
Research and development	1,181,313	1,544,024
Restructuring expense	83,704	205,052
Depreciation and amortization	506,072	1,076,010
Total operating expenses	6,866,670	11,791,424
Loss from operations	(3,936,422)	(9,328,536)

Other income (expense):
Interest income	-	411
Interest expense	(1,462,360)	(1,343,225)
Related party interest expense	(138,300)	-
Increase in fair value of liabilities under derivative contracts	(8,100,772)	(29,479,538)
Other income, net	36,764	56,925
Total other expense	(9,664,668)	(30,765,427)

Loss before income tax expense	(13,601,090)	(40,093,963)

Income tax expense	-	-

Net loss	(13,601,090)	(40,093,963)

Foreign currency translation gain	45,391	172,604

Comprehensive loss	$(13,555,699)	$(39,921,359)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.07)	$(0.33)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.07)	$(0.35)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	287,758,558	170,973,536
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	97,668,138	36,854,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock and options for directors' compensation	2,033,905	2,034	9,067	-	-	-	11,101
Stock based compensation expense	-	-	905,396	-	-	-	905,396
Stock issued under equity compensation plans	1,927	2	250	-	-	-	252
Series J Warrants issued	-	-	3,638,443	-	-	-	3,638,443
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(15,298,260)	-	-	-	(15,298,260)
Net loss	-	-	-	(13,601,090)	-	-	(13,601,090)
Foreign currency translation adjustment	-	-	-	-	45,391	-	45,391
Balance March 31, 2015	214,488,468	$214,489	$309,430,336	$(813,929,663)	$(3,312,612)	$(3,757,500)	$(511,354,950)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(13,601,090)	$(40,093,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506,072	1,076,010
Issuance of restricted stock and stock options for directors' compensation	11,101	73,348
Stock based compensation expense	905,396	916,657
Non-cash sales incentive	64,285	90,861
Allowance for doubtful accounts receivable	35,725	25,768
Write-down of inventory	94,595	689,637
Provision for losses on non-cancelable purchase commitments	176,857	(112,527)
Increase (decrease) in fair value of derivative contracts	8,100,772	29,479,538
Amortization of debt issuance costs	333,847	188,011
Medley discount accretion	194,768	84,399
Interest accrued on Medley Term Loan	155,457	69,501
Loss on disposal of assets	-	42,690
Changes in operating assets and liabilities:
Accounts receivable	262,155	(9,459,143)
Inventories	(5,466,179)	(3,396,648)
Prepaid expenses	1,136,362	(402,433)
Other current and long-term assets	(130,079)	(1,914,922)
Accounts payable	(9,052,644)	(2,005,522)
Accrued expenses and other liabilities	(920,378)	(146,805)
Net cash used in operating activities	(17,192,978)	(24,795,543)
Cash flows from investing activities:
Purchases of property and equipment	(2,835)	(153,420)
Capitalized patents	(91,889)	(222,175)
Proceeds from sale of property and equipment	-	370,100
Net cash used in investing activities	(94,724)	(5,495)
Cash flows from financing activities:
Net proceeds (payments) from draws on lines of credit and other short-term borrowings	4,955,792	(30,198,924)
Proceeds from long-term borrowings	-	29,775,000
Payment of short and long-term debt	(9,573)	(1,316)
Debt issuance costs	(112,217)	-
Decrease in restricted cash related to line of credit	-	2,000,000
Proceeds from issuance of common stock under equity compensation plans	252	1,962
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	11,525,000	17,475,000
Fees incurred on issuance of preferred stock	(134,817)	(217,880)
Net cash provided by financing activities	16,224,437	18,833,842

Effect of exchange rate changes on cash	3,351	84,859

Net decrease in cash	(1,059,914)	(5,882,337)
Cash and cash equivalents balance at beginning of period	1,609,297	11,195,412
Cash and cash equivalents balance at end of period	$549,383	$5,313,075

Supplemental disclosures:
Interest paid during the period	$1,380,181	$1,059,079

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(15,298,260)	$(30,198,619)
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$(570,574)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures products primarily through its contract manufacturers in Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

Restricted Cash

As of March 31, 2015 and December 31, 2014, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company maintained a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or when specific milestone billing requirements are completed. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based on age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2015 and December 31, 2014, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $448,000 and $408,000, respectively.

As of March 31, 2015 and December 31, 2014, $7.2 million and $5.4 million of eligible accounts receivable were pledged as collateral for the three year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”).

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

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products. Such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the three months ended March 31, 2015 were as follows:

Warranty provision as of December 31, 2014	$4,789,470
Additions to provision	563,109
Less warranty costs	(1,319,405)

Warranty provision as of March 31, 2015	$4,033,174

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

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the warrant issued to The Home Depot, Inc. (the “THD Warrant”) in January 2011, is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $813.9 million and stockholders’ deficit of $511.4 million as of March 31, 2015. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs. The Company’s primary sources of liquidity have historically been borrowings from First Capital under the FCC ABL, from Medley under the Medley Term Loan and other previous lenders, as well as sales of Common Stock and the Company’s preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

On February 19, 2014, the Company entered into an agreement with Medley (as amended from time to time the “Medley Loan Agreement”) pursuant to which the Company obtained the five-year, $30.5 million Medley Term Loan.

On April 25, 2014, the Company entered into the FCC ABL, a three-year revolving credit facility with First Capital. As of March 31, 2015, the Company had $11.3 million outstanding under the FCC ABL and additional borrowing capacity of $4.5 million. As of March 31, 2015, the Company had cash and cash equivalents of $549,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. The Company is required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits.

Commencing on September 25, 2015, RW LSG Holdings LLC (“Riverwood”) and Pegasus will have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock”), respectively. If either Riverwood or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Preferred Stock. In addition, commencing 10 business days after September 25, 2015, each of Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, jointly, has a contractual right to require the Company to redeem its shares of Series H Preferred Stock. The Company is also required to redeem the outstanding shares of its Series J Convertible Preferred Stock (“Series J Preferred Stock” and collectively with Series H Preferred Stock and Series I Preferred Stock, the “Preferred Stock”) (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Each holder of the Company’s preferred stock would also have the right to require it to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing its preferred stock. In total, the maximum payment obligation of the Company in the event of a redemption of all the Series H, I and J Preferred Stock is $492.0 million. Finally, the Company would be required to pay its outstanding obligations under the Medley Term Loan and the FCC ABL prior to any such redemption of shares of Preferred Stock. As of March 31, 2015, the aggregate borrowings outstanding under these loan facilities was $39.5 million.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Company's preferred stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Preferred Stock, then the redemption shall be paid out of the remaining assets of the Company. In addition, the Amended and Restated Certificate of Designation of Series J Preferred Stock provides that the Company is not permitted or required to redeem any shares of Series J Preferred Stock for so long as such redemption would result in an event of default under the Company’s credit facilities. If the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders. As of March 31, 2015, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of September 25, 2015, the Company does not believe that it will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

On January 30, 2015, the Company issued an additional 11,525 units of its Series J securities (“Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of the Company’s Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to a subscription agreement entered into between the Company and Holdings III.

The Company continues to face challenges in its efforts to achieve positive cash flows from operations and profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity. The current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013. In future periods, if the Company does not adequately execute upon its business plan or its assumptions or forecasts do not prove to be accurate, the Company could exhaust its available capital resources, which could require the Company to seek to raise additional capital and/or further reduce its expenditures of cash. There can be no assurance that sources of liquidity will be available in an amount or on terms that are acceptable to the Company, if at all.

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted of finished goods as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, inventories were stated net of inventory write downs of $6.6 million and $7.9 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	March 31, 2015	December 31, 2014

Leasehold improvements	$158,421	$158,421
Office furniture and equipment	293,184	293,183
Computer hardware and software	7,882,067	7,876,262
Tooling, production and test equipment	4,559,918	4,559,942
Trailers	45,996	45,996
Construction-in-process	42,855	45,817
Total property and equipment	12,982,441	12,979,621
Accumulated depreciation	(10,816,052)	(10,329,506)

Total property and equipment, net	$2,166,389	$2,650,115

Depreciation related to property and equipment was $487,000 and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Note 5. Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of March 31, 2015 and December 31, 2014 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life
March 31, 2015:
Technology and intellectual property	$2,888,469	$(243,607)	$2,644,862	2.4 to 20.0 years

December 31, 2014:
Technology and intellectual property	$2,796,580	$(224,101)	$2,572,479	2.7 to 20.0 years

Total intangible asset amortization expense was $20,000 and $14,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 6. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. As of March 31, 2015, the current portion of the debt issuance costs was $1.4 million and was included in other current assets. In connection with the FCC ABL and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”) provided by Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”). The Company amortized $334,000 and $188,000 of debt issuance costs for the three months ended March 31, 2015 and 2014, respectively.

Note 7. Lines of Credit and Note Payable

	Balance Outstanding as of
Facility	March 31, 2015	December 31, 2014

First Capital, revolving line of credit	$11,324,585	$6,368,793

Medley Term Loan	28,163,286	27,813,061

	$39,487,871	$34,181,854

First Capital

On April 25, 2014, the Company, entered into the FCC ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. As of March 31, 2015, the Company had $11.3 million outstanding under the FCC ABL and additional borrowing capacity of $4.5 million. As of March 31, 2015, eligible collateral included $7.2 million of accounts receivable and $10.0 million of inventory. Borrowings under the FCC ABL bear interest at a floating rate equal to one-month LIBOR plus 4.0% per annum. As of March 31, 2015, the interest rate on the FCC ABL was 4.17%.

On January 30, 2015, the Company entered into an amendment to the FCC ABL, which provided additional notification and consent requirements as well as updates to certain disclosure schedules to the FCC ABL agreement. In connection with this amendment FCC also agreed to amend the calculation of EBITDA for purposes of determining compliance with the fixed charge coverage ratio covenant for each of the six-month period ending March 31, 2015, the nine month period ending June 30, 2015, the twelve-month period ending September 30, 2015 and the twelve-month period ending December 31, 2015.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of March 31, 2015, the interest rate on the Medley Term Loan was 12.26%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of March 31, 2015 the balance of the Medley Term Loan was $28.2 million. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $155,000 of accrued interest for the three months ended March 31, 2015 and $84,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $70,000 of accrued interest for the period from February 19, 2014 (date of issuance) to March 31, 2014.

On January 30, 2015, the Company entered into an amendment to the Medley Term Loan, which provided additional notification and consent requirements, amends the minimum EBITDA covenant levels with respect to each of the six-month period ending March 31, 2015, the nine-month period ending June 30, 2015, the twelve-month period ending September 30, 2015 and the twelve-month period ending December 31, 2015, amends the definition of Fixed Charge Coverage Ratio and includes updates to certain disclosure schedules to the Medley Term Loan agreement.

Note 8. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2015
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$339,200

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$5,836,645
September 2012 Warrants	-	-	339,200
Pegasus Warrant	-	-	3,226,000
THD Warrant	-	-	411,074
Medley Warrants	-	-	1,749,254
Pegasus Guaranty Warrants	-	-	1,859,028
	$-	$-	$13,421,201

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the three months ended March 31, 2015:

		Realized and unrealized	Purchases,	Transfers
		gains (losses)	sales,	in
	Balance	included	issuances and	or out of	Balance
	December 31, 2014	in net loss	settlements	Level 3	March 31, 2015
Pegasus Commitment	$720,000	$(380,800)	$-	$-	$339,200
Riverwood Warrants	(2,352,027)	(3,484,618)	-	-	(5,836,645)
September 2012 Warrants	(720,000)	380,800	-	-	(339,200)
Pegasus Warrant	(1,300,000)	(1,926,000)	-	-	(3,226,000)
THD Warrant	(43,928)	(367,146)	-	-	(411,074)
Medley Warrants	(577,065)	(1,172,189)	-	-	(1,749,254)
Pegasus Guaranty Warrants	(643,924)	(1,215,104)	-	-	(1,859,028)

Total	$(4,916,944)	$(8,165,057)	$-	$-	$(13,082,001)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the three months ended March 31, 2014:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2013	in net loss	settlements	Level 3	March 31, 2014
Pegasus Commitment	$1,407,335	$432,665	$-	$-	$1,840,000
Riverwood Warrants	(5,002,664)	(2,053,415)	-	-	(7,056,079)
September 2012 Warrants	(1,407,335)	(432,665)	-	-	(1,840,000)
Pegasus Warrant	(2,765,047)	(1,134,953)	-	-	(3,900,000)
Series J Warrants	-	(26,134,232)	(12,505,739)	-	(38,639,971)
Medley Warrants	-	(74,954)	(3,170,361)	-	(3,245,315)
Pegasus Guaranty Warrants	-	(81,984)	(3,336,574)	-	(3,418,558)

Total	$(7,767,711)	$(29,479,538)	$(19,012,674)	$-	$(56,259,923)

Note 9. Stockholders’ Equity

For the three months ended March 31, 2015 and 2014, the Company recorded expense of $11,000 and $73,000, respectively, related to restricted stock awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three months ended March 31, 2015, the Company recorded expense of $33,000 related to restricted stock awards to the Company’s SAB.

Warrants for the Purchase of Common Stock

As of March 31, 2015, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	1,072,617	$2.95 to $2.96	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	7,609,183	$1.05	December 31, 2015 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	185,500,000	$0.001	January 3, 2019 through January 30, 2020

Medley	Medley Warrants	10,000,000	$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000	$0.50	February 19, 2024
		251,104,819

Note 10: Earnings (Loss) Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three months ended March 31, 2015 and 2014, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended March 31,
	2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(10,154,538)	$(3,446,552)	$(32,984,078)	$(7,109,885)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(11,421,641)	(3,876,619)	(24,843,481)	(5,355,138)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	-	-	570,574	(570,574)
Undistributed net loss	$(21,576,179)	$(7,323,171)	$(57,256,985)	$(13,035,597)

Basic and diluted weighted average number of common shares outstanding	287,758,558	97,668,138	170,973,536	36,854,212

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.33)	$(0.35)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 204.0 million and 109.4 million common stock equivalents for the three months ended March 31, 2015 and 2014, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 11: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 88.7% of the Common Stock as of March 31, 2015.

On January 30, 2015, the Company issued an additional 11,525 units of Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. The Series J Securities were issued pursuant to a subscription agreement between the Company and Holdings III, an affiliate of Pegasus Capital.

Note 12. Restructuring Expense

The following table summarizes the Company’s restructuring expense and related charges for the following periods ended March 31:

	For the Three Months Ended March 31,
	2015	2014
Broad based reduction of facilities and personnel (1)	$83,704	$114,276
Organization Optimization Initiative (2)	-	90,776

Total	$83,704	$205,052

(1)

These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in our foreign subsidiaries. The Company estimates it will incur $200,000 in additional expenses throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred in the first half of 2015.

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

As of March 31, 2015, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2014	$959,240	$311,269	$180,840	$1,451,349
Charges	83,704	-	-	83,704
Payments	(422,377)	(67,127)	(6,053)	(495,557)
Accrued liability as of March 31, 2015	$620,567	$244,142	$174,787	$1,039,496

The remaining accrual of $1.0 million as of March 31, 2015 is expected to be paid during the year ending December 31, 2015.

The restructuring and other related charges are included in the line item restructuring expense in the condensed consolidated statement of operations and comprehensive loss.

Note 13. Concentrations of Credit Risk

For the three months ended March 31, 2015 and 2014, the Company had one customer whose revenue represented 80% and 78% of total revenue, respectively.

As of March 31, 2015 and December 31, 2014, the Company had one customer whose accounts receivable balance represented 81% and 66% of accounts receivable, net of allowances, respectively.

Note 14. Commitments and Contingencies

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

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of the Company’s stockholders, filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07) (the “Geveran Case”), names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In August 2014, the court granted Geveran’s motion to amend their first amended complaint to assert a claim for punitive damages against the defendants.

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act (the “August 28 Order”). As of May 14, 2015, the August 28 Order had not been entered. Once the August 28 Order is entered, the Company intends to appeal it. Together with the other defendants, the Company will have 30 days to post a bond during which time enforcement of the judgment would be stayed. The Company plans to have a bond posted to secure the judgment, which should result in the automatic stay of enforcement through the appeal process.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “could,” “intends,” “seeks,” “estimates,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Form 10-K”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach, Florida to our contract manufacturing partners in Asia, from which we source the majority of our components. We began this transition in the third quarter of 2013, and completed it during the first half of 2014. We anticipate these actions will result in improved gross margin, as well as a more optimized product supply in future periods.

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

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Revenue	$19,371,545	$25,925,841
Cost of goods sold	16,441,297	23,462,953

Gross profit	$2,930,248	$2,462,888

GAAP gross profit percentage	15.1%	9.5%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased $6.6 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease in revenue primarily resulted from a $4.5 million decrease in sales to The Home Depot, Inc. (“The Home Depot”) and a $2.0 million decrease in sales to other customers for the three months ended March 31, 2015. Such decreases were partially attributable to delayed deliveries that were hampered by port disruptions on the west coast and harsh winter weather, which impacted the transportation of goods. Further, our revenue was negatively impacted during the three months ended March 31, 2015 due to the limited availability of a product that was upgraded during the period. In addition, revenue for the three months ended March 31, 2015 decreased as compared to the three months ended March 31, 2014 as a result of the decrease in sales of certain products that were introduced in early 2014. During the three months ended March 31, 2015, our gross margin improvement was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014.

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

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, particularly non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures, and are intended to supplement our financial results that are prepared in accordance with GAAP.

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 43.7% for the three months ended March 31, 2015, while revenue decreased 25.3% compared to the three months ended March 31, 2014. Total non-GAAP adjusted operating expense represented 27.7% of revenue for the three ended March 31, 2015 as compared to 36.7% of revenue for the three ended March 31, 2014. For the three months ended March 31, 2015, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to the decrease in operating expense, primarily driven by reductions in personnel-related expense, transportation and other selling costs.

	Three Months Ended March 31,
	2015	2014

Revenue	$19,371,545	$25,925,841

Cost of goods sold	16,441,297	23,462,953
Deduct:
Provisions for inventory write-offs	271,452	689,637

Adjusted cost of goods sold	16,169,845	22,773,316

Adjusted gross profit	$3,201,700	$3,152,525

Non-GAAP adjusted gross margin percentage	16.5%	12.2%

Total operating expense	6,866,670	11,791,424
Less:
Issuance of restricted stock and stock options for directors compensation	11,101	73,348
Non-cash stock option and restricted stock compensation expense	905,396	916,657
Restructuring expense	83,704	205,052
Depreciation and amortization	506,072	1,076,010

Total operating expense, excluding stock based compensation, restructuring and depreciation and amortization	$5,360,397	$9,520,357

GAAP operating expense as a percentage of revenue	35.4%	45.5%

Non-GAAP adjusted operating expense as a percentage of revenue	27.7%	36.7%

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

We believe that the enhancements to our business initiated in 2013 and continued throughout 2014 improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Melbourne, Florida headquarters, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we will look to expand our product offerings to compete across multiple industry verticals.

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

●

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

●

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

●

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

●

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 1 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 as set forth herein.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014

Revenue	$19,371,545	$25,925,841	(6,554,296)	-25.3%	100.0%	100.0%

Cost of goods sold	16,441,297	23,462,953	(7,021,656)	-29.9%	84.9%	90.5%

Selling, distribution and administrative	5,095,581	8,966,338	(3,870,757)	-43.2%	26.3%	34.6%

Research and development	1,181,313	1,544,024	(362,711)	-23.5%	6.1%	6.0%

Restructuring expense	83,704	205,052	(121,348)	-59.2%	0.4%	0.8%

Depreciation and amortization	506,072	1,076,010	(569,938)	-53.0%	2.6%	4.2%

Interest income	-	411	(411)	-100.0%	0.0%	0.0%

Interest expense, including related party	(1,600,660)	(1,343,225)	(257,435)	19.2%	-8.3%	-5.2%

Increase in fair value of liabilities under derivative contracts	(8,100,772)	(29,479,538)	21,378,766	-72.5%	-41.8%	-113.7%

Other income, net	36,764	56,925	(20,161)	-35.4%	0.2%	0.2%

Net loss	$(13,601,090)	$(40,093,963)	26,492,873	-66.1%	-70.2%	-154.6%

Revenue

Revenue decreased $6.6 million, or 25.3%, to $19.4 million for the three months ended March 31, 2015 from $25.9 million for the three months ended March 31, 2014. The decrease in revenue was primarily a result of a $4.5 million decrease in sales to The Home Depot and a $2.0 million decrease in sales to multiple other customers for the three months ended March 31, 2015 as compared to sales for the three months ended March 31, 2014. The decrease in revenue was partially attributable to delayed deliveries that were hampered by port disruptions on the west coast and harsh winter weather, which impacted the transportation of goods. Further, our revenue was negatively impacted during the three months ended March 31, 2015 due to the limited availability of a product that was upgraded during the period. In addition, revenue for the three months ended March 31, 2015 decreased as compared to the three months ended March 31, 2014 as a result of the decrease in sales of certain products that were introduced in early 2014.

Cost of Goods Sold

Cost of goods sold decreased $7.0 million, or 29.9%, to $16.4 million for the three months ended March 31, 2015 from $23.5 million for the three months ended March 31, 2014. The decrease in cost of goods sold was primarily due to the reduction in revenue as well as the impact of our transition to lower cost contract manufacturers in Asia during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Cost of goods sold as a percentage of revenue decreased for the three months ended March 31, 2015 to 84.9% (or a gross margin percentage of 15.1%) as compared to 90.5% (or a gross margin percentage of 9.5%) for the three months ended March 31, 2014.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $4.1 million, or 44.6%, to $5.1 million for the three months ended March 31, 2015 from $9.0 million for the three months ended March 31, 2014, and decreased as a percentage of revenue to 26.3% for the three months ended March 31, 2015 from 35.5% for the three months ended March 31, 2014. The decrease in selling, distribution and administrative expense was due to a $1.2 million decrease in fees paid to outside consultants and agents, a $1.1 million decrease in personnel-related expense due to the workforce reductions in 2014, a $489,000 decrease in professional fees, a $377,000 decrease in facilities related expenses due to our move to a new location, a $351,000 decrease in freight and logistics, a $233,000 decrease in personnel costs due to the winding down of our operations in Mexico, India and the Netherlands and a decrease of $264,000 due to miscellaneous cost cutting measures.

Research and Development

Research and development expense decreased $363,000, or 23.5%, to $1.2 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014, and increased as a percentage of revenue to 6.1% for the three months ended March 31, 2015 from 6.0% for the three months ended March 31, 2014. The decrease in research and development expense was primarily due to a $255,000 decrease in personnel related expense driven by the workforce reductions in 2014 and a $68,000 decrease in external testing expense as we continued our efforts to reduce our costs in 2015.

Restructuring

Restructuring expense was $84,000 for the three months ended March 31, 2015 compared to $205,000 for the three months ended March 31, 2014. Restructuring expense for the three months ended March 31, 2015 consisted of severance and termination benefits. Restructuring expense for the three months ended March 31, 2014 consisted of $182,000 in severance and termination benefits related to headcount reductions in the United States and a net charge of $114,000 related to the final liquidation of our Australian entity, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary.

Depreciation and Amortization

Depreciation and amortization expense decreased $570,000, or 53.0%, to $506,000 for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds during the year ended December 31, 2014 related to our restructuring efforts, which included a broad based reduction of facilities and personnel.

Interest Expense, Including Related Party

Interest expense, including related party interest, increased $257,000, or 19.2%, to $1.6 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014. The increase in interest expense was primarily due to the impact of the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”). Interest expense for the three months ended March 31, 2015 consisted of $1.2 million of interest expense and fees related to the Medley Term Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty (as defined below) and $226,000 of interest expense and fees related to the three year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). . Interest expense for the three months ended March 31, 2014 consisted of $590,000 of interest expense and fees related to the Medley Term Loan, $61,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty $264,000 of interest expense and fees related to the Company’s asset-based revolving credit facility (as amended, the “Wells Fargo ABL”) with Wells Fargo Bank N.A. (“Wells Fargo”)and $426,000 of interest expense related to the Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”), dated as of September 20, 2011, pledged in favor of Wells Fargo by or for the account of Ares Capital Corporation.

Increase in Fair Value of Liabilities under Derivative Contracts

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”) to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants increased by $2.4 million for the three months ended March 31, 2015 and increased by $157,000 for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to March 31, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrant increased by $5.4 million for the three months ended March 31, 2015 and increased by $3.2 million for the three months ended March 31, 2014. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrant and the Pegasus Warrant due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 units of our securities (the “Series J Securities”) with each Series J Security consisting of (i) one share of our Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of our Common Stock at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Warrants were accounted for as liabilities and their fair value as of March 31, 2014, was determined using the Black Scholes valuation method. The fair value of the outstanding Series J Warrants increased by $26.1 million for the period from the date of issuance of the Series J Warrants to March 31, 2014. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of March 31, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

Other Income, Net

Other income, net decreased $20,000 for the three months ended March 31, 2015 to $37,000 compared to $57,000 for the three months ended March 31, 2014. Other income for the three months ended March 31, 2015 consisted primarily of $150,000 in miscellaneous income, partially offset by a $91,000 foreign exchange loss and $25,000 of miscellaneous expense. Other income for the three months ended March 31, 2014 consisted of a $44,000 foreign exchange gain and $12,000 of miscellaneous income.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $813.9 million and stockholders’ deficit of $511.4 million as of March 31, 2015. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and preferred stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), Holdings II, LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led many of our capital raises, the offerings of our Series H Preferred Stock, Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Preferred Stock also involved and/or were led by parties other than Pegasus.

As of March 31, 2015, we had cash and cash equivalents of $549,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The FCC ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. We are required to comply with certain specified EBITDA requirements, maintain a specified lamp sourcing percentage and comply with maximum capital expenditure limits. As of March 31, 2015, we had $11.3 million outstanding under the FCC ABL and additional borrowing capacity of $4.5 million.

On January 30, 2015, we issued an additional 11,525 units of our Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. These Series J Securities were issued pursuant to a subscription agreement with Holdings III.

Commencing on September 25, 2015, Riverwood and Pegasus will have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Series H Preferred Stock or Series I Preferred Stock, respectively. In addition, commencing 10 business days after September 25, 2015, each of Portman Limited and affiliates of Zouk Holdings Limited, jointly, has a contractual right to require us to redeem its shares of Series H Preferred Stock. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Each holder of our preferred stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing our preferred stock. In total, our maximum payment obligation in the event of a redemption of all the Series H, I and J Preferred Stock is $492.0 million. Finally, we would be required to repay our outstanding obligations under the Medley Term Loan and the FCC ABL prior to any such redemption of shares of Series H, I or J Preferred Stock. As of March 31, 2015, the aggregate borrowings outstanding under these loan facilities was $39.5 million.

Any redemption of the Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing our preferred stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock, then the redemption shall be paid out of the remaining assets of the Company. In addition, the certificate of designation governing the Series J Preferred Stock provides that we are not permitted or required to redeem any shares of Series J Preferred Stock for so long as such redemption would result in an event of default under our credit facilities. If we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders. As of March 31, 2015, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Shares. In addition, based solely on our projected balance sheet as of September 25, 2015, we do not believe that we will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

We continue to face challenges in our efforts to achieve positive cash flows from operations and profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity. . Our current business plan includes a focus on increasing revenue by updating and expanding our product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and reducing operating costs, primarily through the restructuring initiated in 2013 and continued throughout 2014. In future periods, if we do not adequately execute upon our business plan or our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or further reduce our expenditures to preserve our cash. Our sources of liquidity may not be available in an amount or on terms that are acceptable to us, if at all.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Cash flow activities:	2015	2014
Net cash used in operating activities	$(17,192,978)	$(24,795,543)
Net cash used in investing activities	(94,724)	(5,495)
Net cash provided by financing activities	16,224,437	18,833,842

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities decreased to $17.2 million for the three months ended March 31, 2015 from $24.8 million for the three months ended March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2015 included certain non-cash reconciliation items comprised primarily of an $8.1 million net increase in fair value of derivative contracts, $916,000 of stock-based compensation expense, $684,000 in amortization of debt issuance costs, accretion and interest accrual primarily on the FCC ABL and the Medley Term Loan, $506,000 in depreciation and amortization and $271,000 in inventory write-downs. For the three months ended March 31, 2014, net cash used in operating activities included certain non-cash reconciliation items comprised primarily of a $29.5 million increase in fair value of derivative contracts, $1.1 million in depreciation and amortization, $990,000 of stock-based compensation expense, a $690,000 inventory write-down and a $91,000 reduction in revenue for the fair value of the portion of the THD Warrant expected to vest during the period.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In the aggregate, working capital changes totaled a net use of cash of $14.2 million in the three months ended March 31, 2015 compared to a net use of cash of $17.3 million in the three months ended March 31, 2014. For the three months ended March 31, 2015, the working capital changes consisted primarily of a decrease in accounts payable of $9.1 million, an increase in inventories of $5.5 million and a decrease in accrued expense and other liabilities of $920,000, which were partially offset by a $1.1 million decrease in prepaid expenses. For the three months ended March 31, 2014 the working capital changes consisted primarily of an increase in accounts receivable of $9.5 million, an increase in inventories of $3.45 million, an increase in accounts payable of $2.0 million and an increase in other current and long-term assets of $1.9 million, which were partially offset by a $1.1 million decrease in prepaid expenses.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $95,000 and $5,000 for the three months ended March 31, 2015 and 2014, respectively. The cash used in investing activities for the three months ended March 31, 2015 was primarily due to capitalized patents of $92,000. The cash used in investing activities for the three months ended March 31, 2014 was primarily due to capitalized patents of $222,000, purchases of property and equipment of $153,000, partially offset by proceeds from sale of property and equipment of $370,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and preferred stock. Net cash provided by financing activities was $16.2 million and $18.8 million for the three months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities for the three months ended March 31, 2015 included proceeds from the issuance of Series J Securities for aggregate proceeds of $11.5 million and net draws on our lines of credit and other short term borrowings of $5.0 million, partially offset by $135,000 in fees incurred in connection with the issuance of Series J Securities in January 2015. The cash provided by financing activities for the three months ended March 31, 2014 included proceeds of $29.8 million on the Medley Term Loan and the issuance of Series J Preferred Stock for $17.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the repayment of $30.2 million on the Wells Fargo ABL and the Ares Letter of Credit Facility and $218,000 in fees and commissions paid in connection with the issuance of Series J Securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also our Principal Financial and Accounting Officer at this time (the “Certifying Officer”)), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at a reasonable assurance level because the remediation plans to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 have not been fully tested.

Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2014, the following are among the key actions taken to our internal controls, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●

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

Although these actions have not been fully tested, we believe we have remediated the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTING SCIENCE GROUP CORPORATION

Date: May 15, 2015	By	/s/ Edward D. Bednarcik
Edward D. Bednarcik.
Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lighting Science Group Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2010, File No. 0-20354, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.14 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on January 12, 2010, File No. 333-162966, and incorporated herein by reference).

4.2

Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

4.3

Amended and Restated Certificate of Designation of Series I Convertible Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

4.4

Amended and Restated Certificate of Designation of Series J Convertible Preferred Stock filed with the Secretary of State of Delaware on November 14, 2014 (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

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

4.16

Warrant, dated as of January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 4.8 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

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

4.26

Registration Rights Agreement, dated as of November 14, 2014 by and between Lighting Science Group Corporation, Serengeti Lycaon MM L.P. and Serengeti Opportunities MM L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

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

10.2

Loan and Security Agreement, dated April 25, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.3

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

10.4

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
10.5

Series J Subscription Agreement, dated January 30, 2015, by and between Lighting Science Group Corporation and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Filed herewith.