Form 10-Q
period 2015-06-30
LIGHTING SCIENCE GROUP CORP
filed 2015-08-12
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-20354

LIGHTING SCIENCE GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1830 Penn Street, Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 7, 2015, was 211,886,165 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$346,572	$1,609,297
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	10,719,609	10,417,985
Inventories	20,046,254	22,726,162
Prepaid expenses	2,520,735	2,936,837
Other current assets	2,185,801	1,610,544
Total current assets	38,818,971	42,300,825

Property and equipment, net (includes accumulated depreciation of $11.3 million and $10.3 million as of June 30, 2015 and December 31, 2014, respectively)	1,733,073	2,650,115
Intangible assets, net	2,752,841	2,572,479
Pegasus Commitment	264,000	720,000
Debt issuance costs, less current portion	2,546,480	3,230,446
Other long-term assets	133,975	118,467

Total assets	$46,249,340	$51,592,332

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$11,175,467	$6,368,793
Current portion of long-term debt	69,061	58,574
Accounts payable	8,182,957	19,364,552
Provision for losses on non-cancelable purchase commitments	44,215	540,227
Accrued expenses	9,835,971	9,924,316
Total current liabilities	29,307,671	36,256,462

Note payable	28,516,029	27,813,061
Long-term debt, less current portion	-	35,272
Liabilities under derivative contracts	8,762,414	5,636,944
Total other liabilities	37,278,443	33,485,277

Total liabilities	66,586,114	69,741,739

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 70,100 shares, 70,000 shares issued and outstanding as of June 30, 2015 and 58,475 shares issued and outstanding as of December 31, 2014	140,000,000	116,950,000
	491,956,776	468,906,776
Commitments and contingencies

Stockholders' deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 70,000 shares of Series J issued and outstanding as of June 30, 2015 and 113,609 shares of Series H, 62,365 shares of Series I and 58,475 shares of Series J issued and outstanding as of December 31, 2014

Common stock, $.001 par value, authorized 975,000,000 shares, 214,489,993 and 212,452,636 shares issued as of June 30, 2015 and December 31, 2014, respectively	214,490	212,453
Additional paid-in capital	310,865,676	320,175,440
Accumulated deficit	(816,373,976)	(800,328,573)
Accumulated other comprehensive loss	(3,242,240)	(3,358,003)
Treasury stock, 2,505,000 shares as of June 30, 2015 and December 31, 2014 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(512,293,550)	(487,056,183)
Total liabilities and stockholders’ deficit	$46,249,340	$51,592,332

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,
	2015	2014

Revenue	$23,270,363	$19,827,864
Cost of goods sold (exclusive of depreciation shown below)	19,853,828	18,826,446
Gross profit	3,416,535	1,001,418

Operating expense:
Selling, distribution and administrative (includes related party expenses of $0 and $261,000 for the three months ended June 30, 2015 and 2014, respectively)	6,896,060	9,981,850
Research and development	1,052,997	1,534,582
Restructuring expense	214,066	793
Depreciation and amortization	488,071	1,000,313
Total operating expenses	8,651,194	12,517,538
Loss from operations	(5,234,659)	(11,516,120)

Other income (expense):
Interest income	1,163	225
Interest expense	(1,590,638)	(2,002,561)
Related party interest expense	(138,300)	(138,300)
Decrease in fair value of liabilities under derivative contracts	4,595,279	1,983,150
Other (expense) income, net	(77,158)	45,090
Total other income (expense)	2,790,346	(112,396)

Net loss	(2,444,313)	(11,628,516)

Foreign currency translation gain (loss)	70,372	(21,899)

Comprehensive loss	$(2,373,941)	$(11,650,415)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.01)	$(0.04)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	298,344,752	234,753,151
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	99,139,522	58,785,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Revenue	$42,641,908	$45,753,705
Cost of goods sold (exclusive of depreciation shown below)	36,295,125	42,061,792
Gross profit	6,346,783	3,691,913

Operating expense:
Selling, distribution and administrative (includes related party expenses of $0 and $869,000 for the six months ended June 30, 2015 and 2014, respectively)	11,991,641	19,175,795
Research and development	2,234,310	3,078,606
Restructuring expense	297,770	205,845
Depreciation and amortization	994,143	2,076,323
Total operating expenses	15,517,864	24,536,569
Loss from operations	(9,171,081)	(20,844,656)

Other income (expense):
Interest income	1,163	636
Interest expense	(2,991,531)	(3,284,319)
Related party interest expense	(338,067)	(199,767)
Increase in fair value of liabilities under derivative contracts	(3,505,493)	(27,496,388)
Other (expense) income, net	(40,394)	102,015
Total other expense	(6,874,322)	(30,877,823)

Net loss	(16,045,403)	(51,722,479)

Foreign currency translation gain	115,763	150,705

Comprehensive loss	$(15,929,640)	$(51,571,774)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.32)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.34)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	293,080,898	203,060,746
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	98,407,895	47,908,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock for directors' compensation	2,033,905	2,034	127,431	-	-	-	129,465
Stock based compensation expense	-	-	2,235,720	-	-	-	2,235,720
Stock issued under equity compensation plans	3,452	3	542	-	-	-	545
Issuance of Series J Warrants	-	-	3,638,443	-	-	-	3,638,443
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(15,311,900)	-	-	-	(15,311,900)
Net loss	-	-	-	(16,045,403)	-	-	(16,045,403)
Foreign currency translation adjustment	-	-	-	-	115,763	-	115,763
Balance June 30, 2015	214,489,993	$214,490	$310,865,676	$(816,373,976)	$(3,242,240)	$(3,757,500)	$(512,293,550)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(16,045,403)	$(51,722,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	994,143	2,076,323
Issuance of restricted stock for directors' compensation	129,465	199,368
Stock based compensation expense	2,235,720	2,218,544
Non-cash sales incentive	75,977	61,521
Allowance for doubtful accounts receivable	35,725	25,758
Write-down of inventory	485,102	1,094,049
Provision for losses on non-cancelable purchase commitments	(496,012)	(219,791)
Increase in fair value of derivative contracts	3,505,493	27,496,388
Amortization of debt issuance costs	733,452	1,006,589
Medley discount accretion	389,536	279,167
Interest accrued on Medley Term Loan	313,432	224,308
(Gain) loss on disposal of assets	(500)	50,199
Changes in operating assets and liabilities:
Accounts receivable	(313,140)	1,199,862
Inventories	2,194,806	(6,100,128)
Prepaid expenses	416,266	(739,662)
Other current and long-term assets	(301,502)	334,166
Accounts payable	(11,169,225)	2,153
Accrued expenses and other liabilities	(70,796)	(601,839)
Net cash used in operating activities	(16,887,461)	(23,115,504)
Cash flows from investing activities:
Purchases of property and equipment	(36,806)	(262,249)
Capitalized patents	(220,652)	(461,404)
Proceeds from sale of property and equipment	500	375,100
Net cash used in investing activities	(256,958)	(348,553)
Cash flows from financing activities:
Net proceeds (payments) from draws on lines of credit and other short-term borrowings	4,806,674	(32,718,274)
Proceeds from long-term borrowings	-	29,775,000
Payment of short and long-term debt	(24,785)	(2,667)
Debt issuance costs	(338,749)	(3,210,206)
Decrease in restricted cash related to line of credit	-	2,000,000
Proceeds from issuance of common stock under equity compensation plans	545	3,669
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	11,525,000	17,475,000
Fees incurred on issuance of preferred stock	(148,457)	(485,400)
Net cash provided by financing activities	15,820,228	12,837,122

Effect of exchange rate changes on cash	61,466	181,935

Net decrease in cash	(1,262,725)	(10,445,000)
Cash and cash equivalents balance at beginning of period	1,609,297	11,195,412
Cash and cash equivalents balance at end of period	$346,572	$750,412

Supplemental disclosures:
Interest paid during the period	$2,597,495	$2,562,656

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(15,311,900)	$(30,332,379)
Reclass of Series J Warrants from liabilities to equity	$-	$37,646,300
Reclass of THD Warrant from equity to liabilities	$-	$(74,576)
Fair value of Pegasus Guaranty included in debt issuance costs	$-	$(2,766,000)
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$(570,574)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops, manufactures and markets general illumination products that use light emitting diodes (“LEDs”) as their exclusive light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose built LED-based luminaires (light fixtures). The Company’s lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures products primarily through its contract manufacturers in Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

Restricted Cash

As of June 30, 2015 and December 31, 2014, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company maintained a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or when specific milestone billing requirements are completed. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based on age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2015 and December 31, 2014, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $447,000 and $408,000, respectively.

As of June 30, 2015 and December 31, 2014, $5.2 million and $5.4 million, respectively, of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”).

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once those terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). ASU 2014-09 seeks to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014‑09 initially was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. However, at its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide the option to adopt it as of the original effective date. The Company is currently evaluating the impact of adopting ASU 2014‑09, but the standard is not expected to have a significant effect on its consolidated financial statements.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products. Such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the six months ended June 30, 2015 were as follows:

Warranty provision as of December 31, 2014	$4,789,470
Additions to provision	925,361
Less warranty costs	(1,743,943)

Warranty provision as of June 30, 2015	$3,970,888

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

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and the note payable are carried at amounts that approximate their fair value due to the short-term maturity of these instruments and/or variable, market driven interest rates.

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the warrant issued to The Home Depot, Inc. (the “THD Warrant”) in January 2011, is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. ("The Home Depot"). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As shown in the condensed consolidated financial statements, the Company has experienced significant net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $816.4 million and stockholders’ deficit of $512.3 million as of June 30, 2015. As of June 30, 2015, the Company had cash and cash equivalents of $347,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

The Company’s primary sources of liquidity have historically been borrowings from First Capital under the FCC ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of Common Stock and Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

The Company obtained the five-year, $30.5 million Medley Term Loan from Medley on February 19, 2014, pursuant to a Term Loan Agreement (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, the Company is required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels. In connection with the Medley Term Loan, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”).

The Company also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from ACF Finco I LP (as assignee of First Capital) on April 25, 2014, pursuant to the terms of a Loan and Security Agreement (as amended from time to time, the “FCC ABL Agreement”). As of June 30, 2015, the Company had $11.2 million in borrowings outstanding under the FCC ABL Agreement and additional borrowing capacity of $2.0 million. The maximum borrowing capacity under the FCC ABL Agreement is based on a formula of eligible accounts receivable and inventory. The FCC ABL Agreement also requires the Company to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On January 30, 2015, the Company issued 11,525 units of its Series J securities (“Series J Securities”), at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Securities were issued pursuant to a subscription agreement entered into between the Company and Holdings III.

Commencing on September 25, 2015, RW LSG Holdings LLC (“Riverwood”) and Pegasus will have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock”), respectively. If either Riverwood or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Preferred Stock. In addition, commencing 10 business days after September 25, 2015, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock. The Company is also required to redeem the outstanding shares of its Series J Convertible Preferred Stock (“Series J Preferred Stock” and collectively with Series H Preferred Stock and Series I Preferred Stock, the “Preferred Stock”) (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Preferred Stock. As of June 30, 2015, in the event the Company was required to redeem all of its outstanding shares of Preferred Stock, the Company’s maximum payment obligation would have been $492.0 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the FCC ABL prior to any redemption of shares of Preferred Stock. As of June 30, 2015, the aggregate borrowings outstanding under these loan facilities was $39.7 million.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation governing Preferred Stock provide that the Company is not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under the Company’s credit facilities.

As of June 30, 2015, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of September 25, 2015, the Company does not believe that it will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” the Company must take any and all actions required and permitted to fix the size of its board of directors to a size that would permit Riverwood (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until the Company satisfies or otherwise cures the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and the Company is unable to redeem Riverwood’s Preferred Stock. If Riverwood were to exercise its optional redemption right and a control event were to occur, Riverwood could take control of the board of directors. In addition, if the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

As discussed further in Note 14, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescission of its $25.0 million investment in the Company. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its cause of action for violation of the Florida securities laws. As of June 30, 2015, the order relating to the judgment had not been entered. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s summary judgment award in favor of Geveran is in error and that it has strong defenses against Geveran’s claims. In the event that the Company is not successful on appeal, it could be liable for Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. After the order is entered, the Company plans to appeal and, together with the other defendants, post a bond, which would allow the Company to obtain an automatic stay of enforcement throughout the appeal process. The summary judgment order and the bond required to stay enforcement of the judgment could have an adverse effect on the Company’s liquidity and its ability to raise capital in the future.

The Company continues to face challenges in its efforts to achieve positive cash flows from operations and profitability. The Company’s ability to continue to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity.

The Company’s supply agreement with The Home Depot, the term of which continues until July 23, 2016, does not require The Home Depot to purchase any minimum amount of products from the Company. Moreover, The Home Depot performs periodic product line reviews to assess its product offerings, which can lead to pricing pressures and/or a reallocation of its business to other suppliers. In June 2015, The Home Depot performed its most recent product line review which covered its entire private label LED lighting product offering. Although the Company has not been advised of the results of this product line review, such review could result in a material loss of revenue from sales to The Home Depot.

As a result of the Company’s historical and continuing losses, the Company believes it will likely need to raise additional capital to fund its operations. There can be no assurance that sources of additional capital will be available in an amount or on terms that are acceptable to the Company, if at all. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, there can be no assurance that such restructuring or refinancing could be accomplished on terms that are acceptable to the Company, if at all.

NOTE 4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories

Inventories consisted primarily of finished goods as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, inventories were stated net of inventory write downs of $5.1 million and $7.9 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Depreciation related to property and equipment was $467,000 and $985,000 for the three months ended June 30, 2015 and 2014, respectively. Depreciation related to property and equipment was $954,000 and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of June 30, 2015 and December 31, 2014 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)
June 30, 2015:
Technology and intellectual property	$3,017,232	$(264,391)	$2,752,841	2.2 to 20.0

December 31, 2014:
Technology and intellectual property	$2,796,580	$(224,101)	$2,572,479	2.7 to 20.0

Total intangible asset amortization expense was $21,000 and $16,000 for the three months ended June 30, 2015 and 2014, respectively. Total intangible asset amortization expense was $40,000 and $29,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6. DEBT ISSUANCE COSTS

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. As of June 30, 2015, the current portion of the debt issuance costs was $1.6 million and was included in other current assets. In connection with the FCC ABL and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”) provided by Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”). The Company amortized $400,000 and $819,000 of debt issuance costs for the three months ended June 30, 2015 and 2014, respectively. The Company amortized $733,000 and $1.0 million of debt issuance costs for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7. LINES OF CREDIT AND NOTE PAYABLE

	Balance Outstanding as of
Facility	June 30, 2015	December 31, 2014

FCC ABL, revolving line of credit	$11,175,467	$6,368,793

Medley Term Loan	28,516,029	27,813,061

	$39,691,496	$34,181,854

FCC ABL

On April 25, 2014, the Company, entered into the FCC ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. As of June 30, 2015, the Company had additional borrowing capacity of $2.0 million. As of June 30 2015, eligible collateral included $5.2 million of accounts receivable and $8.5 million of inventory. Borrowings under the FCC ABL bear interest at a floating rate equal to one-month LIBOR plus 4.0% per annum. As of June 30, 2015, the interest rate on the FCC ABL was 4.18%.

On January 30, 2015, the Company entered into an amendment to the FCC ABL, which provided additional notification and consent requirements as well as updates to certain disclosure schedules to the FCC ABL agreement. In connection with this amendment First Capital also agreed to amend the calculation of EBITDA for purposes of determining compliance with the fixed charge coverage ratio covenant for each of the six-month period ending March 31, 2015, the nine-month period ending June 30, 2015, the twelve-month period ending September 30, 2015 and the twelve-month period ending December 31, 2015.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of June 30, 2015, the interest rate on the Medley Term Loan was 12.28%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for both the three months ended June 30, 2015 and 2014, and $158,000 and $155,000 of accrued interest for the three months ended June 30, 2015 and 2014, respectively. The Company recognized $390,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants and $313,000 of accrued interest for the six months ended June 30, 2015, and $279,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $224,000 of accrued interest for the period from February 19, 2014 (date of issuance) to June 30, 2014.

On January 30, 2015, the Company entered into an amendment to the Medley Term Loan, which, among other things, provided additional notification and consent requirements, amends the minimum EBITDA covenant levels with respect to each of the six-month period ending March 31, 2015, the nine-month period ending June 30, 2015, the twelve-month period ending September 30, 2015 and the twelve-month period ending December 31, 2015 and amended the definition of fixed charge coverage ratio.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2015
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$264,000

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$3,357,970
September 2012 Warrants	-	-	264,000
Pegasus Warrant	-	-	1,856,000
THD Warrant	-	-	207,617
Medley Warrants	-	-	1,489,186
Pegasus Guaranty Warrants	-	-	1,587,641
	$-	$-	$8,762,414

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the six months ended June 30, 2015:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2014	in net loss	settlements	Level 3	June 30, 2015
Pegasus Commitment	$720,000	$(456,000)	$-	$-	$264,000
Riverwood Warrants	(2,352,027)	(1,005,943)	-	-	(3,357,970)
September 2012 Warrants	(720,000)	456,000	-	-	(264,000)
Pegasus Warrant	(1,300,000)	(556,000)	-	-	(1,856,000)
THD Warrant	(43,928)	(163,689)	-	-	(207,617)
Medley Warrants	(577,065)	(912,121)	-	-	(1,489,186)
Pegasus Guaranty Warrants	(643,924)	(943,717)	-	-	(1,587,641)

Total	$(4,916,944)	$(3,581,470)	$-	$-	$(8,498,414)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the six months ended June 30, 2014:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2013	in net loss	settlements	Level 3	June 30, 2014
Pegasus Commitment	$1,407,335	$592,665	$-	$-	$2,000,000
Riverwood Warrants	(5,002,664)	(1,691,565)	-	-	(6,694,229)
September 2012 Warrants	(1,407,335)	(592,665)	-	-	(2,000,000)
Pegasus Warrant	(2,765,047)	(934,953)	-	-	(3,700,000)
THD Warrant	-	-	-	(74,576)	(74,576)
Series J Warrants	-	(25,140,561)	(12,505,739)	37,646,300	-
Medley Warrants	-	139,858	(3,170,361)	-	(3,030,503)
Pegasus Guaranty Warrants	-	130,833	(3,336,574)	-	(3,205,741)

Total	$(7,767,711)	$(27,496,388)	$(19,012,674)	$37,571,724	$(16,705,049)

NOTE 9. STOCKHOLDERS' EQUITY

For the three months ended June 30, 2015 and 2014, the Company recorded expense of $118,000 and $126,000, respectively, related to restricted stock awards to the Company’s directors. For the six months ended June 30, 2015 and 2014, the Company recorded expense of $129,000 and $199,000, respectively, related to restricted stock awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three and six months ended June 30, 2015, the Company recorded expense of $30,000 and $63,000, respectively, related to restricted stock awards to the Company’s SAB.

Warrants for the Purchase of Common Stock

As of June 30, 2015, the following warrants for the purchase of Common Stock were outstanding:

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

		251,104,819

NOTE 10: EARNINGS (LOSS) PER SHARE

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and six months ended June 30, 2015 and 2014, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended June 30,
	2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(1,834,659)	$(609,654)	$(9,299,729)	$(2,328,787)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(10,238)	(3,402)	(106,973)	(26,787)
Undistributed net loss	$(1,844,897)	$(613,056)	$(9,406,702)	$(2,355,574)

Basic and diluted weighted average number of common shares outstanding	298,344,752	99,139,522	234,753,151	58,785,605

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

	For the Six Months Ended June 30,
	2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(12,012,096)	$(4,033,307)	$(41,848,973)	$(9,873,506)
Deemed dividends due to the issuance of Pegasus Guaranty Warrantsas compensation for guaranty provided by controlling shareholders	-	-	570,574	(570,574)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(11,462,973)	(3,848,927)	(24,542,113)	(5,790,266)
Undistributed net loss	$(23,475,069)	$(7,882,234)	$(65,820,512)	$(16,234,346)

Basic and diluted weighted average number of common shares outstanding	293,080,898	98,407,895	203,060,746	47,908,501

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.32)	$(0.34)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 265.9 million and 188.7 million common stock equivalents for the three months ended June 30, 2015 and 2014, respectively, and 260.2 million and 191.0 million common stock equivalents for the six months ended June 30, 2015 and 2014, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

NOTE 11: RELATED PARTY TRANSACTIONS

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 88.6% of the Common Stock as of June 30, 2015.

On January 30, 2015, the Company issued an additional 11,525 units of Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. The Series J Securities were issued pursuant to a subscription agreement between the Company and Holdings III, an affiliate of Pegasus Capital.

NOTE 12. RESTRUCTURING EXPENSE

The following table summarizes the Company’s restructuring expense and related charges for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014
Broad based reduction of facilities and personnel (1)	$297,770	$91,568
Organization Optimization Initiative (2)	-	114,277

Total	$297,770	$205,845

(1)

These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in our foreign subsidiaries. The Company estimates it will incur $200,000 in additional expenses throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred during 2015.

(2)

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount and the closing of the Company’s offices in the United Kingdom and Australia. For the six months ended June 30, 2014, these expenses related to the final liquidation of the Australian entity.

As of June 30, 2015, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2014	$959,240	$353,269	$138,840	$1,451,349
Charges	297,770	-	-	297,770
Payments	(801,012)	(77,207)	(1,013)	(879,232)
Accrued liability as of June 30, 2015	$455,998	$276,062	$137,827	$869,887

The remaining accrual of $870,000 as of June 30, 2015 is expected to be paid during the year ending December 31, 2015.

The restructuring and other related charges are included in the line item restructuring expense in the condensed consolidated statement of operations and comprehensive loss.

NOTE 13. CONCENTRATIONS OF CREDIT RISK

For the three months ended June 30, 2015 and 2014, revenue derived from sales to The Home Depot represented 93% and 72%, respectively, of the Company’s total revenue. For the six months ended June 30, 2015 and 2014, revenue derived from sales to The Home Depot represented 87% and 75%, respectively, of total revenue.

As of June 30, 2015 and December 31, 2014, The Home Depot accounts receivable balance represented 79% and 66%, respectively, of the Company’s total accounts receivable, net of allowances.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

In the ordinary course of business, the Company is routinely a party to various pending and threatened legal claims and proceedings. While the ultimate outcome of these matters cannot be predicted with certainty, based on information currently available and advice of counsel, and taking into account available insurance coverage, except as noted below, the Company does not believe that the outcome of any of these claims will have a material adverse effect on its business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and in the event of unexpected future developments the ultimate resolution of one or more of these matters could be unfavorable. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the consolidated financial position or operating results could be materially adversely affected. Regardless of the outcome, any litigation may require the Company to incur significant expenses and may result in significant diversion of management’s attention. Further, during its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

Geveran Investments Limited v. Lighting Science Group Corporation, et al. (the “Geveran Case”)

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of the Company’s stockholders, filed a lawsuit against the Company and several other defendants in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The Geveran Case names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In August 2014, the court granted Geveran’s motion to amend their first amended complaint to assert a claim for punitive damages against the defendants.

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act (the “August 28 Order”). It is anticipated that the August 28 Order will be entered as a judgment of Court in August or September 2015. Once the August 28 Order is entered, the Company intends to appeal it. Together with the other defendants, the Company will have 30 days to post a bond during which time enforcement of the judgment would be stayed. The Company plans to have a bond posted to secure the judgment, which should result in the automatic stay of enforcement through the appeal process.

While the outcome of any appeal is inherently difficult to predict, the Company believes that the trial court’s grant of summary judgment to plaintiff was in error. In the event that the summary judgment is overturned on appeal, the Company believes it has strong defenses against Geveran’s claims. The Company denies liability in connection with this matter and intends to continue to vigorously defend itself against the claims asserted by Geveran. Nonetheless, the amount of possible loss, if any, cannot be reasonably estimated at this time. The outcome, if unfavorable, would have a material adverse effect on the Company’s financial position. The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of its legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Based upon the terms of an indemnification agreement described below, the Company has also paid, and is likely to pay in the in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance policies. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

GE Lighting Solutions v. Lighting Science Group Corporation, et al.

The Company is also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of infringement by the Company, as well as five other LED manufacturers, of U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. The Company denies liability in connection with this matter, asserts non-infringement defenses, and also asserts that the patents include terms that are indefinite and thus are invalid. On August 5, 2015, the Federal District Court granted the Company’s summary judgment motion invalidating the two GE patents at issue for indefiniteness, and dismissing GE’s patent infringement claims against the Company and the other defendants.  GE will have 30 days from the date the judgment is entered in which to file a notice of appeal.  If such an appeal were filed, the appellate court could reverse the judgment and remand the case back to the Federal District Court for further proceedings.

Other

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

Our strategic plan consists of creating strong digital lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. We also intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

We have also focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach, Florida to our contract manufacturing partners in Asia, from which we source the majority of our components. We began this transition in the third quarter of 2013, and completed it during the first half of 2014. We anticipate these actions will result in improved gross margin, as well as a more optimized product supply in future periods.

We continue to focus on increasing our brand awareness and improving our product promotion through prominent displays at our retailers and by conducting high visibility national media promotions with our key customers. Specifically, we continue to work with major media outlets, grant interviews and work with key consumer influencers to gain greater visibility for our brand and our scientifically proven technology. In 2013 we were featured in Men’s Health magazine, Condé Nast Traveler, National Geographic, Popular Science, Wall Street Journal online and ABC newswire. During 2014 we were featured on the Dr. OZ Show, The Rachael Ray Show, Live! With Kelly and Michael, Architectural SSL and other prominent national and local news affiliates.  Additionally, in 2014, we were ranked in the Top 500 of Deloitte’s 2014 Technology Fast 500™ in North America for the third consecutive year.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$23,270,363	$19,827,864	$42,641,908	$45,753,705
Cost of goods sold	19,853,828	18,826,446	36,295,125	42,061,792

Gross profit (loss)	$3,416,535	$1,001,418	$6,346,783	$3,691,913

GAAP gross profit (loss) percentage	14.7%	5.1%	14.9%	8.1%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue increased $3.4 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase in revenue primarily resulted from a $7.4 million increase in sales to The Home Depot, Inc. (“The Home Depot”), which was offset by a $4.0 million decrease in sales to other customers. The increase in sales to The Home Depot during the three months ended June 30, 2015 was partially driven by our delivery of products during the period that were originally scheduled for delivery during the three months ended March 31, 2015, but were delayed due to port disruptions and harsh winter weather. Our revenue decreased $3.1 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease in revenue primarily resulted from a $6.0 million decrease in sales to customers other than The Home Depot, which was partially offset by a $2.9 million increase in sales to The Home Depot. During the six months ended June 30, 2015, our gross margin improvement was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014.

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

Our gross margins are principally driven by the mix and quantity of products we sell to The Home Depot and our other customers. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of selling, distribution and administrative, research and development and other operating expense. We continuously seek to improve our existing products and bring new products to market. As a result, many of our products have short life cycles and, therefore, product life cycle planning is critical. New product introductions, if not properly coordinated with end-of life transitions, can lead to inventory write-downs and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

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

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding the impact of the provisions for inventory write-offs, our non-GAAP gross margin was 16.1% and 16.3% for the three and six months ended June 30, 2015, respectively, compared to 8.5% and 10.5% for the three and six months ended June 30, 2014, respectively. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 38.2% and 40.2% for the three and six months ended June 30, 2015, respectively, while revenue increased/(decreased) 17.4% and (6.8%) compared to the three and six months ended June 30, 2014, respectively. Total non-GAAP adjusted operating expense represented 27.9% and 27.8% of revenue for the three and six months ended June 30, 2015, respectively, as compared to 53.1% and 43.4% of revenue for the three and six months ended June 30, 2014, respectively. For the six months ended June 30, 2015, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to the decrease in operating expense, primarily driven by reductions in personnel-related expense, transportation and other selling costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$23,270,363	$19,827,864	$42,641,908	$45,753,705

Cost of goods sold	19,853,828	18,826,446	36,295,125	42,061,792
Deduct:
Provisions for inventory write-offs	329,576	689,637	601,028	1,094,049

Adjusted cost of goods sold	19,524,252	18,136,809	35,694,097	40,967,743

Adjusted gross profit	$3,746,111	$1,691,055	$6,947,811	$4,785,962

Non-GAAP adjusted gross profit percentage	16.1%	8.5%	16.3%	10.5%

Total operating expense	8,651,194	12,517,538	15,517,864	24,536,569
Less:
Issuance of restricted stock and stock options for directors compensation	118,364	73,348	129,465	199,368
Non-cash stock option and restricted stock compensation expense	1,330,324	916,657	2,235,720	2,218,544
Restructuring expense	214,066	793	297,770	205,845
Depreciation and amortization	488,071	1,000,313	994,143	2,076,323

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$6,500,369	$10,526,427	$11,860,766	$19,836,489

GAAP operating expenses as a percentage of revenue	37.2%	63.1%	36.4%	53.6%

Non-GAAP adjusted operating expenses as a percentage of revenue	27.9%	53.1%	27.8%	43.4%

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

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

●

Rate and extent of adoption of LED lighting products. Our potential for growth is driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although LED lighting is relatively new and faces significant challenges before achieving widespread adoption, it has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 as set forth herein.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014

Revenue	$23,270,363	$19,827,864	3,442,499	17.4%	100.0%	100.0%

Cost of goods sold	19,853,828	18,826,446	1,027,382	5.5%	85.3%	94.9%

Selling, distribution and administrative	6,896,060	9,981,850	(3,085,790)	-30.9%	29.6%	50.3%

Research and development	1,052,997	1,534,582	(481,585)	-31.4%	4.5%	7.7%

Restructuring expense	214,066	793	213,273	26894.5%	0.9%	0.0%

Depreciation and amortization	488,071	1,000,313	(512,242)	-51.2%	2.1%	5.0%

Interest income	1,163	225	938	416.9%	0.0%	0.0%

Interest expense, including related party	(1,728,938)	(2,140,861)	411,923	-19.2%	-7.4%	-10.8%

Increase in fair value of liabilities under derivative contracts	4,595,279	1,983,150	2,612,129	131.7%	19.7%	10.0%

Other (expense) income, net	(77,158)	45,090	(122,248)	-271.1%	-0.3%	0.2%

Net loss	$(2,444,313)	$(11,628,516)	9,184,203	-79.0%	-10.5%	-58.6%

Revenue

Revenue increased $3.4 million, or 17.4%, to $23.3 million for the three months ended June 30, 2015 from $19.8 million for the three months ended June 30, 2014. The increase in revenue was primarily a result of a $7.4 million increase in sales to The Home Depot, partially offset by a $4.0 million decrease in sales to multiple other customers for the three months ended June 30, 2015 as compared to sales for the three months ended June 30, 2014. The increase in sales to The Home Depot during the three months ended June 30, 2015 was partially driven by our delivery of products during the period that were originally scheduled for delivery during the three months ended March 31, 2015, but were delayed due to port disruptions and harsh winter weather.

Cost of Goods Sold

Cost of goods sold increased $1.0 million, or 5.5%, to $19.9 million for the three months ended June 30, 2015 from $18.8 million for the three months ended June 30, 2014. The increase in cost of goods sold was primarily due to the increase in revenue. Cost of goods sold as a percentage of revenue decreased for the three months ended June 30, 2015 to 85.3% (or a gross margin percentage of 14.7%) as compared to 94.9% (or a gross margin percentage of 5.1%) for the three months ended June 30, 2014. The increase in the gross margin for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due primarily to the impact of our transition to lower cost contract manufacturers in Asia.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $3.1 million, or 30.9%, to $6.9 million for the three months ended June 30, 2015 from $10.0 million for the three months ended June 30, 2014, and decreased as a percentage of revenue to 29.6% for the three months ended June 30, 2015 from 50.3% for the three months ended June 30, 2014. The decrease in selling, distribution and administrative expense consisted of a $1.6 million decrease in personnel-related expense due to the workforce reductions in 2014 and 2015, an $800,000 decrease in fees paid to outside consultants and agents, a $577,000 decrease in facilities related expenses due to our move to a new location, a $267,000 decrease in freight and logistics, a decrease of $224,000 due to miscellaneous cost cutting measures, and a $163,000 decrease in personnel costs due to the winding down of our operations in Mexico, India and the Netherlands partially offset by a $522,000 increase in professional fees.

Research and Development

Research and development expense decreased $482,000, or 31.4%, to $1.1 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014, and decreased as a percentage of revenue to 4.5% for the three months ended June 30, 2015 from 7.7% for the three months ended June 30, 2014. The decrease in research and development expense was primarily due to a $427,000 decrease in personnel related expense driven by the workforce reductions in 2014 and 2015.

Restructuring

Restructuring expense was $214,000 for the three months ended June 30, 2015 compared to $1,000 for the three months ended June 30, 2014. Restructuring expense for the three months ended June 30, 2015 consisted of severance and termination benefits. Restructuring expense for the three months ended June 30, 2014 consisted of $1,000 related to the winding down of our Indian subsidiary.

Depreciation and Amortization

Depreciation and amortization expense decreased $512,000, or 51.2%, to $488,000 for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014. The decrease in depreciation and amortization expense was primarily a result of the disposal or impairment of manufacturing equipment and tools and molds during the year ended December 31, 2014 related to our restructuring efforts, which included a broad based reduction of facilities and personnel, resulting in a smaller depreciable base for the current period.

Interest Expense, Including Related Party

Interest expense, including related party interest, decreased $412,000, or 19.2%, to $1.7 million for the three months ended June 30, 2015 from $2.1 million for the three months ended June 30, 2014. The decrease in interest expense was primarily due to the impact of the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”). Interest expense for the three months ended June 30, 2015 consisted of $1.2 million of interest expense and fees related to the Medley Term Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty (as defined below) and $338,000 of interest expense and fees related to the three year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with ACF Finco I LP (as assignee of First Capital) Interest expense for the three months ended June 30, 2014 consisted of $1.9 million of interest expense and fees related to the Medley Term Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty, $130,000 of interest expense and fees related to the FCC ABL.

Increase in Fair Value of Liabilities under Derivative Contracts

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”) to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $531,000 for the three months ended June 30, 2015 and decreased by $428,000 for the three months ended June 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrant decreased by $3.8 million for the three months ended June 30, 2015 and decreased by $562,000 for the three months ended June 30, 2014. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrant and the Pegasus Warrant due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

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

Other (Expense) Income, Net

Other (expense) income, net decreased $122,000 for the three months ended June 30, 2015 to an expense of $77,000 compared to income of $45,000 for the three months ended June 30, 2014. Other expense for the three months ended June 30, 2015 consisted of a $77,000 foreign exchange loss. Other income for the three months ended June 30, 2014 consisted of a $38,000 foreign exchange gain and $7,000 of miscellaneous income.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014

Revenue	$42,641,908	$45,753,705	(3,111,797)	-6.8%	100.0%	100.0%

Cost of goods sold	36,295,125	42,061,792	(5,766,667)	-13.7%	85.1%	91.9%

Selling, distribution and administrative	11,991,641	19,175,795	(7,184,154)	-37.5%	28.1%	41.9%

Research and development	2,234,310	3,078,606	(844,296)	-27.4%	5.2%	6.7%

Restructuring expense	297,770	205,845	91,925	44.7%	0.7%	0.4%

Depreciation and amortization	994,143	2,076,323	(1,082,180)	-52.1%	2.3%	4.5%

Interest income	1,163	636	527	82.9%	0.0%	0.0%

Interest expense, including related party	(3,329,598)	(3,484,086)	154,488	-4.4%	-7.8%	-7.6%

(Increase) decrease in fair value of liabilities under derivative contracts	(3,505,493)	(27,496,388)	23,990,895	*	-8.2%	-60.1%

Other (expense) income, net	(40,394)	102,015	(142,409)	-139.6%	-0.1%	0.2%

Net loss	$(16,045,403)	$(51,722,479)	35,677,076	-69.0%	-37.6%	-113.0%

* Variance is not meaningful.

Revenue

Revenue decreased $3.1 million, or 6.8%, to $42.6 million for the six months ended June 30, 2015 from $45.8 million for the six months ended June 30, 2014. The decrease in revenue was primarily a result of a $6.0 million decrease in sales to multiple customers other than The Home Depot for the six months ended June 30, 2015 compared to sales for the six months ended June 30, 2014, with a $2.8 million offsetting increase in sales to The Home Depot.

Cost of Goods Sold

Cost of goods sold decreased $5.8 million, or 13.7%, to $36.3 million for the six months ended June 30, 2015 from $42.1 million for the six months ended June 30, 2014. The decrease in cost of goods sold was partially due to the corresponding decrease in revenue during the six months ended June 30, 2015 as well as the impact of our transition to lower cost contract manufacturers in Asia.

Cost of goods sold as a percentage of revenue decreased for the six months ended June 30, 2015 to 85.1% (or gross margin of 14.9%) as compared to 91.9% (or gross margin of 8.1%) for the six months ended June 30, 2014. The decrease in cost of goods sold as a percentage of revenue was primarily affected by the impact of our transition to lower cost contract manufacturers in Asia during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $7.2 million, or 37.5%, to $12.0 million for the six months ended June 30, 2015 from $19.2 million for the six months ended June 30, 2014, and decreased as a percentage of revenue to 28.1% for the six months ended June 30, 2015 from 41.9% for the six months ended June 30, 2014. The decrease in selling, distribution and administrative expense consisted of a $2.8 million decrease in personnel related expense due to the workforce reductions in in 2014 and 2015, a $2.0 million decrease in fees paid to outside consultants and agents, a $990,000 decrease in facilities related expenses due to our move to a new location, a $618,000 decrease in freight and logistics, a $417,000 decrease in personnel costs due to the winding down of our operations in Mexico, India and the Netherlands and a decrease of $363,000 due to miscellaneous cost cutting measures.

Research and Development

Research and development expense decreased $844,000, or 27.4%, to $2.2 million for the six months ended June 30, 2015 from $3.1 million for the six months ended June 30, 2014, and decreased as a percentage of revenue to 5.2% for the six months ended June 30, 2015 from 6.7% for the six months ended June 30, 2014. The decrease in research and development expense was primarily due to a $574,000 decrease in personnel related expense due to the workforce reductions in 2014 and 2015, a $132,000 decrease in fees paid to outside consultants and a decrease of $140,000 due to miscellaneous cost cutting measures.

Restructuring Expense

Restructuring expense increased $92,000 to $298,000 for the six months ended June 30, 2015 from $206,000 for the six months ended June 30, 2014. Restructuring expense for the six months ended June 30, 2015 consisted of severance and termination benefits related to additional headcount reductions in the United States. Restructuring expense for the six months ended June 30, 2014 consisted of $182,000 in severance and termination benefits related to additional headcount reductions in the United States and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 52.1%, to $994,000 for the six months ended June 30, 2015 from $2.1 million for the six months ended June 30, 2014, and decreased as a percentage of revenue to 2.3% for the six months ended June 30, 2015 from 4.5% for the six months ended June 30, 2014. The decrease in depreciation and amortization expense was primarily a result of the disposal or impairment of manufacturing equipment and tools and molds during the year ended December 31, 2014 related to our restructuring efforts, which included a broad based reduction of facilities and personnel, resulting in a smaller depreciable base for the current period.

Interest Expense, Including Related Party

Interest expense, including related party interest, decreased $155,000, or 4.4%, to $3.3 million for the six months ended June 30, 2015 from $3.5 million for the six months ended June 30, 2014. The decrease in interest expense was primarily due to the impact of the Medley Term Loan and the FCC ABL replacing our previous credit facilities with Wells Fargo Bank N.A. (the “Wells Fargo ABL”) and the Ares Capital Corporation (the “Ares Letter of Credit Facility”). Interest expense for the six months ended June 30, 2015 consisted of $2.5 million of interest expense and fees related to the Medley Term Loan, $277,000 non-cash interest expense related to the amortization of the Pegasus Guaranty and $563,000 of interest expense and fees related to the FCC ABL. Interest expense for the six months ended June 30, 2014 consisted of $2.5 million of interest expense and fees related to the Medley Term Loan, $200,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty, $264,000 of interest expense and fees related to the Wells Fargo ABL, $426,000 of interest expense related to the Ares Letter of Credit Facility and $130,000 of interest expense and fees related to the FCC ABL.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants increased by $1.9 million for the six months ended June 30, 2015 and decreased by $271,000 for the period from February 19, 2014 (the date of issuance of the Medley and Pegasus Guaranty Warrants) to June 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants increased by $1.6 million for the six months ended June 30, 2015 and increased by $2.6 million for the six months ended June 30, 2014. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

The change in fair value of the Series J Warrants was $25.1 million for the period from date of issuance of the Series J Warrants to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2014. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of June 30, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

Other (Expense) Income, Net

Other (expense) income, net decreased $142,000 for the six months ended June 30, 2015 to net expense of $40,000 from net income of $102,000 for the six months ended June 30, 2014. Other expense for the six months ended June 30, 2015 consisted of a $166,000 foreign exchange loss and $25,000 in miscellaneous expense, partially offset by $152,000 of miscellaneous income. Other income for the six months ended June 30, 2014 consisted of an $82,000 foreign exchange gain and $21,000 of miscellaneous income.

Liquidity and Capital Resources

We continue to experience significant net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $816.4 million and stockholders’ deficit of $512.3 million as of June 30, 2015. As of June 30, 2015, we had cash and cash equivalents of $347,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs.

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

The FCC ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. We are also required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period under the FCC ABL. As of June 30, 2015, we had $11.2 million outstanding under the FCC ABL and additional borrowing capacity of $2.0 million.

On January 30, 2015, we issued an additional 11,525 units of our Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $11.5 million. These Series J Securities were issued pursuant to a subscription agreement with Holdings III.

Commencing on September 25, 2015, Riverwood and Pegasus will have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Series H Preferred Stock or Series I Preferred Stock, respectively. In addition, commencing 10 business days after September 25, 2015, Portman Limited and affiliates of Zouk Holdings Limited, acting together have a contractual right to require us to redeem their respective shares of Series H Preferred Stock. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of our Preferred Stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Preferred Stock. As of June 30, 2015, in the event we were required to redeem all of our outstanding shares of Preferred Stock, our maximum payment obligation would have been $492.0 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the FCC ABL prior to any such redemption of shares of Series H, I or J Preferred Stock. As of June 30, 2015, the aggregate borrowings outstanding under these loan facilities was $39.7 million.

Any redemption of the Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Series H Preferred Stock, Series I Preferred Stock or Series J Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation provide that we are not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under our credit facilities.

As of June 30, 2015, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Shares. In addition, based solely on our projected balance sheet as of September 25, 2015, we do not believe that we will have legally available funds on or before September 25, 2015 to satisfy any such redemption.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” we must take any and all actions required and permitted to fix the size of our board of directors to a size that would permit Riverwood (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until we satisfy or otherwise cure the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and we are unable to redeem Riverwood’s Preferred Stock. If Riverwood were to exercise its optional redemption right and a control event were to occur, Riverwood could take control of the board of directors. In addition, if we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

As discussed further in Note 14 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, one of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescission of its $25.0 million investment in the Company. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its cause of action for violation of the Florida securities laws. As of June 30, 2015, the order relating to the judgment had not been entered. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran is in error and that we have strong defenses against Geveran’s claims. In the event that we are not successful on appeal, we could be liable for Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. After the order is entered, we plan to appeal and, together with the other defendants, post a bond, which would allow us to obtain an automatic stay of enforcement throughout the appeal process. The summary judgment order and the bond required to stay enforcement of the judgment could have an adverse effect on our liquidity and our ability to raise capital in the future.

We continue to face challenges in our efforts to achieve positive cash flows from operations and profitability. Our ability to continue to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity. As a result of our historical and continuing losses, we believe we will likely need to raise additional capital to fund our ongoing operations. There can be no assurance that sources of additional capital will be available in an amount or on terms that are acceptable to us, if at all. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors. In such event, there can be no assurance that such restructuring or refinancing could be accomplished on terms that are acceptable to us, if at all

Our supply agreement with The Home Depot, the term of which continues until July 23, 2016, does not require The Home Depot to purchase any minimum amount of products from us. Moreover, The Home Depot performs periodic product line reviews to assess its product offerings, which can lead to pricing pressures and/or a reallocation of its business to other suppliers. In June 2015, The Home Depot performed its most recent product line review which covered its entire private label LED lighting product offering. Although we have not been advised of the results of this product line review, such review could result in a material loss of revenue from sales to The Home Depot.

As a result of our historical and continuing losses, we believe we will likely need to raise additional capital to fund our ongoing operations. There can be no assurance that sources of additional capital will be available in an amount or on terms that are acceptable to us, if at all. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, there can be no assurance that such restructuring or refinancing could be accomplished on terms that are acceptable to us, if at all

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
Cash flow activities:	2015	2014
Net cash used in operating activities	$(17,042,419)	$(23,115,504)
Net cash used in investing activities	(256,958)	(348,553)
Net cash provided by financing activities	15,975,186	12,837,122

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities decreased to $17.0 million for the six months ended June 30, 2015 from $23.1 million for the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 included certain non-cash reconciliation items comprised primarily of a $3.5 million net increase in fair value of derivative contracts, $2.4 million of stock-based compensation expense, $1.3 million in amortization of debt issuance costs, accretion and interest accrual primarily on the FCC ABL and the Medley Term Loan, $994,000 in depreciation and amortization and $485,000 in inventory write-downs. For the six months ended June 30, 2014, net cash used in operating activities included certain non-cash reconciliation items comprised primarily of a $27.5 million increase in fair value of derivative contracts, $2.4 million of stock-based compensation expense, $2.1 million in depreciation and amortization, a $1.1 million inventory write-down and a $1.5 million in amortization of debt issuance costs, accretion and interest accrual primarily on the FCC ABL and the Medley Term Loan.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In the aggregate, working capital changes totaled a net use of cash of $9.2 million in the six months ended June 30, 2015 compared to a net use of cash of $5.9 million in the six months ended June 30, 2014. For the six months ended June 30, 2015, the working capital changes consisted primarily of a decrease in accounts payable of $11.2 million, which was partially offset by a decrease in inventories of $2.2 million. For the six months ended June 30, 2014 the working capital changes consisted primarily of an increase in inventories of $6.1 million, which was partially offset by a $1.2 million decrease accounts receivable.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $257,000 and $349,000 for the six months ended June 30, 2015 and 2014, respectively. The cash used in investing activities for the six months ended June 30, 2015 was primarily due to capitalized patents of $221,000. The cash used in investing activities for the six months ended June 30, 2014 was due to capitalized patents of $461,000 and purchases of property and equipment of $262,000, partially offset by proceeds from sale of property and equipment of $375,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and preferred stock. Net cash provided by financing activities was $16.0 million and $12.8 million for the six months ended June 30, 2015 and 2014, respectively. The cash provided by financing activities for the six months ended June 30, 2015 included proceeds from the issuance of Series J Securities in January 2015 for aggregate proceeds of $11.5 million and net draws on our lines of credit and other short term borrowings of $4.8 million, partially offset by $184,000 in debt issuance costs and $148,000 in fees incurred in connection with the issuance of Series J Securities. The cash provided by financing activities for the six months ended June 30, 2014 included proceeds of $29.8 million on the Medley Term Loan and the issuance of Series J Preferred Stock for $17.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the repayment of $32.7 million on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Term Loan and the FCC ABL, $3.2 million in debt issuance costs and $485,000 in fees and commissions paid in connection with the issuance of Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at a reasonable assurance level because the remediation plans to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 have not been fully tested.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, which discussion is incorporated by reference herein.

Item 6. Exhibits

 See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

Date: August 12, 2015	By	/s/ Edward D. Bednarcik

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