Form 10-Q
period 2015-09-30
LIGHTING SCIENCE GROUP CORP
filed 2015-11-13
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 10, 2015, was 211,756,727 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$574,111	$1,609,297
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	13,131,606	10,417,985
Inventories	27,360,094	22,726,162
Prepaid expenses	955,644	2,936,837
Other current assets	2,345,374	1,610,544
Total current assets	47,366,829	42,300,825

Property and equipment, net (includes accumulated depreciation of $11.7 million and $10.3 million as of September 30, 2015 and December 31, 2014, respectively)	1,257,851	2,650,115
Intangible assets, net	2,805,375	2,572,479
Pegasus Commitment	286,400	720,000
Debt issuance costs, less current portion	2,148,826	3,230,446
Other long-term assets	132,598	118,467

Total assets	$53,997,879	$51,592,332

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$6,960,340	$6,368,793
Current portion of long-term debt	52,755	58,574
Accounts payable	15,340,305	19,364,552
Provision for losses on non-cancelable purchase commitments	31,710	540,227
Accrued expenses	7,993,916	9,924,316
Total current liabilities	30,379,026	36,256,462

Note payable	28,871,320	27,813,061
Long-term debt, less current portion	-	35,272
Liabilities under derivative contracts	6,703,054	5,636,944
Total other liabilities	35,574,374	33,485,277

Total liabilities	65,953,400	69,741,739

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 85,100 shares, 80,062 shares issued and outstanding as of September 30, 2015 and 58,475 shares issued and outstanding as of December 31, 2014	160,124,000	116,950,000
	512,080,776	468,906,776
Commitments and contingencies

Stockholders' deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I and 80,62 shares of Series J issued and outstanding as of September 30, 2015 and 113,609 shares of Series H, 62,365 shares of Series I and 58,475 shares of Series J issued and outstanding as of December 31, 2014

Common stock, $.001 par value, authorized 975,000,000 shares, 214,326,722 and 212,452,636 shares issued as of September 30, 2015 and December 31, 2014, respectively	214,327	212,453
Additional paid-in capital	298,612,012	320,175,440
Accumulated deficit	(816,104,632)	(800,328,573)
Accumulated other comprehensive loss	(3,000,504)	(3,358,003)
Treasury stock, 2,505,000 shares as of September 30, 2015 and December 31, 2014 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(524,036,297)	(487,056,183)
Total liabilities and stockholders’ deficit	$53,997,879	$51,592,332

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014

Revenue	$19,587,399	$23,089,356
Cost of goods sold (exclusive of depreciation shown below)	14,363,734	20,166,431
Gross profit	5,223,665	2,922,925

Operating expense:
Selling, distribution and administrative (includes related party expenses of $0 and $11,000 for the three months ended September 30, 2015 and 2014, respectively)	3,902,694	7,888,383
Research and development	598,988	1,099,010
Restructuring expense	-	2,466,505
Depreciation and amortization	474,717	615,879
Total operating expenses	4,976,399	12,069,777
Income (loss) from operations	247,266	(9,146,852)

Other income (expense):
Interest income	2	2,839
Interest expense	(1,583,501)	(1,494,926)
Related party interest expense	(138,300)	(138,300)
Decrease in fair value of liabilities under derivative contracts	2,005,783	8,813,540
Other (expense) income, net	(247,463)	(138,877)
Total other income	36,521	7,044,276

Income (loss) before income tax expense	283,787	(2,102,576)

Income tax expense	14,443	-

Net income (loss)	269,344	(2,102,576)

Foreign currency translation gain	241,736	60,574

Comprehensive income (loss)	$511,080	$(2,042,002)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.04)	$(0.04)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.04)	$(0.04)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	303,817,578	255,194,735
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	98,997,606	63,038,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Revenue	$62,229,307	$68,843,061
Cost of goods sold (exclusive of depreciation shown below)	50,658,859	62,705,900
Gross profit	11,570,448	6,137,161

Operating expense:
Selling, distribution and administrative (includes related party expenses of $0 and $880,000 for the nine months ended September 30, 2015 and 2014, respectively)	15,894,335	26,586,501
Research and development	2,833,298	4,177,616
Restructuring expense	297,770	2,672,350
Depreciation and amortization	1,468,860	2,692,202
Total operating expenses	20,494,263	36,128,669
Loss from operations	(8,923,815)	(29,991,508)

Other income (expense):
Interest income	1,165	3,475
Interest expense	(4,713,332)	(4,779,245)
Related party interest expense	(338,067)	(338,067)
Increase in fair value of liabilities under derivative contracts	(1,499,710)	(18,682,848)
Other (expense) income, net	(287,857)	(36,862)
Total other expense	(6,837,801)	(23,833,547)

Loss before income tax expense	(15,761,616)	(53,825,055)

Income tax expense	14,443	-

Net loss	(15,776,059)	(53,825,055)

Foreign currency translation gain	357,499	211,279

Comprehensive loss	$(15,418,560)	$(53,613,776)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.12)	$(0.35)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.12)	$(0.36)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	296,699,120	220,629,709
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	98,591,636	53,029,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock for directors' compensation	1,934,515	1,935	255,907	-	-	-	257,842
Stock based compensation expense	(66,000)	(66)	915,921	-	-	-	915,855
Stock issued under equity compensation plans	5,571	5	842	-	-	-	847
Issuance of Series J Warrants	-	-	8,144,213	-	-	-	8,144,213
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(30,880,311)	-	-	-	(30,880,311)
Net loss	-	-	-	(15,776,059)	-	-	(15,776,059)
Foreign currency translation adjustment	-	-	-	-	357,499	-	357,499
Balance September 30, 2015	214,326,722	$214,327	$298,612,012	$(816,104,632)	$(3,000,504)	$(3,757,500)	$(524,036,297)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(15,776,059)	$(53,825,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468,860	2,692,202
Impairment of plant and equipment	-	41,555
Issuance of restricted stock for directors' compensation	257,842	412,451
Stock based compensation expense	915,855	1,901,285
Non-cash sales incentive	-	99,801
Allowance for doubtful accounts receivable	83,105	25,672
Write-down of inventory	853,160	1,491,365
Provision for losses on non-cancelable purchase commitments	115,926	-
Increase in fair value of derivative contracts	1,499,710	18,682,848
Amortization of debt issuance costs	1,131,106	1,299,931
Medley discount accretion	584,304	473,935
Interest accrued on Medley Term Loan	473,955	381,611
Loss on disposal of assets	30,793	639,490
Changes in operating assets and liabilities:
Accounts receivable	(2,718,024)	(5,520,513)
Inventories	(6,102,438)	(5,434,495)
Prepaid expenses	1,981,498	(1,287,842)
Other current and long-term assets	(459,698)	139,753
Accounts payable	(4,003,021)	1,056,734
Accrued expenses and other liabilities	(1,892,901)	1,790,940
Net cash used in operating activities	(21,556,027)	(34,938,332)
Cash flows from investing activities:
Purchases of property and equipment	(15,042)	(420,116)
Capitalized patents	(325,739)	(687,079)
Proceeds from sale of property and equipment	500	383,159
Net cash used in investing activities	(340,281)	(724,036)
Cash flows from financing activities:
Net proceeds (payments) from draws on lines of credit and other short-term borrowings	591,547	(28,056,176)
Proceeds from long-term borrowings	-	29,775,000
Payment of short and long-term debt	(41,091)	(4,050)
Debt issuance costs	(338,749)	(3,210,206)
Decrease in restricted cash related to line of credit	-	2,000,000
Proceeds from issuance of common stock under equity compensation plans	847	5,462
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	21,538,000	25,475,000
Fees incurred on issuance of preferred stock	(1,149,098)	(437,776)
Net cash provided by financing activities	20,601,456	25,547,254

Effect of exchange rate changes on cash	259,666	157,732

Net decrease in cash	(1,035,186)	(9,957,382)
Cash and cash equivalents balance at beginning of period	1,609,297	11,195,412
Cash and cash equivalents balance at end of period	$574,111	$1,238,030

Supplemental disclosures:
Interest paid during the period	$3,824,787	$3,753,932

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(30,880,311)	$(42,268,257)
Reclass of Series J Warrants from liabilities to equity	$-	$37,646,300
Reclass of THD Warrant from equity to liabilities	$-	$(74,576)
Fair value of Pegasus Guaranty included in debt issuance costs	$-	$(2,766,000)
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$(570,574)
Issuance of Series J Warrants	$8,144,213	$3,849,742
Receivable for issuance of Series J Redeemable Convertible Preferred Stock	$49,000	$-

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

Restricted Cash

As of September 30, 2015 and December 31, 2014, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company maintained a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance are reflected as a financing activity in the consolidated statement of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or when specific milestone billing requirements are completed. The Company’s accounts receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, age of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based on age or customer circumstances, that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2015 and December 31, 2014, the Company’s accounts receivable were reflected net of an allowance for doubtful accounts of $483,000 and $408,000, respectively.

As of September 30, 2015 and December 31, 2014, $6.6 million and $5.4 million, respectively, of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF Finco I LP (“Ares”) in May 2015, and the FCC ABL is hereinafter referred to as the “Ares ABL.”

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

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products. Such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The warranty provision is included in accrued expenses on the condensed consolidated balance sheet. Changes in the warranty provision for the nine months ended September 30, 2015 were as follows:

Warranty provision as of December 31, 2014	$4,789,470
Additions to provision	1,422,333
Less warranty costs	(2,518,190)

Warranty provision as of September 30, 2015	$3,693,613

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

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the warrant issued to The Home Depot, Inc. (the “THD Warrant”) in January 2011 is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $816.1 million and stockholders’ deficit of $524.0 million as of September 30, 2015. As of September 30, 2015, the Company had cash and cash equivalents of $574,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

The Company’s primary sources of liquidity have historically been borrowings from Ares under the Ares ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of Common Stock and Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), LSGC Holdings II LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

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

The Company also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares on April 25, 2014, pursuant to the terms of a Loan and Security Agreement (as amended from time to time, the “Ares ABL Agreement”). As of September 30, 2015, the Company had $7.0 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $9.1 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On September 30, 2015, September 11, 2015 and January 30, 2015, the Company issued 62, 10,000 and 11,525 units of its Series J securities (“Series J Securities”), respectively, to Holdings III and certain other purchasers, at a purchase price of $1,000 per Series J Security for aggregate gross proceeds of $21.6 million. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

The Company continues to face challenges in its efforts to achieve positive cash flows from operations and profitability. The Company’s ability to continue to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity.

The Company’s largest customer, The Home Depot, performed a periodic product line review in June 2015 relating to its entire private label LED lighting product offering. As a result of this line review, the Company entered into a new supplier buying agreement with The Home Depot that is expected to go into full effect in April or May 2016. In connection with the new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by the Company directly from overseas suppliers. Such products represented a significant percentage of the Company’s sales to The Home Depot in 2015 and 2014. The Company was, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products that the Company sold to The Home Depot under its prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit the Company to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under its prior agreement. Notwithstanding the new agreement, as was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from the Company. As a result of the line review, the Company expects 2016 sales to The Home Depot and, as a result, total revenue, to be significantly reduced. However, because the Company cannot reasonably estimate at this time the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot, as well as by any potential new sales to other retailers, the Company cannot determine at this time the overall impact that the results of The Home Depot line review will have on the Company’s financial condition and operations in the future.

As a result of the Company’s historical losses, the Company believes it will likely need to raise additional capital to fund its operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Preferred Stock (as well as the shares of Series K Preferred Stock that it will be required to issue upon posting the Appeal Bond (as defined below)), may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, such restructuring or refinancing may not be accomplished on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects may be adversely affected.

RW LSG Holdings LLC (“Riverwood”) and Pegasus each have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock”) and collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Preferred Stock. As of September 30, 2015, in the event the Company was required to redeem all of its outstanding shares of Preferred Stock, the Company’s maximum payment obligation would have been $512.1 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of September 30, 2015, the Company had $35.8 million of aggregate borrowings outstanding under these credit facilities.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation governing the Preferred Stock provide that the Company is not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under the Company’s credit facilities.

As of September 30, 2015, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of March 27, 2017, the Company does not believe that it will have legally available funds on or before March 27, 2017 to satisfy any such redemption.

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

The certificate of designation governing the Series J Preferred Stock provides that if the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

As discussed further in Note 13, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its cause of action for violation of the Florida securities laws (the “August 28th Order”). It is anticipated that the August 28th Order will be entered by the court as a final judgment sometime in November 2015. Once the final judgment has been entered, the Company plans, within the 30-day period proscribed by Florida law, to file an appeal and, together with the other defendants, post a bond (the “Appeal Bond”), which will allow the Company to obtain an automatic stay of enforcement throughout the appeal process. Pegasus IV has agreed to assist the Company in securing the Appeal Bond on specified terms. Upon posting the Appeal Bond and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon it, the Company has agreed to issue to Pegasus IV units of the Company’s securities (the “Series K Securities”), with each Series K Security consisting of (a) one share of a newly designated series of preferred stock designated as Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock at an exercise price that will equal the prevailing market price of our Common Stock immediately prior to the issuance of such warrant. The shares of Series K Preferred Stock will be senior to the Company’s Common Stock and all other series of Preferred Stock. The number of Series K Securities to be issued to Pegasus IV will be determined upon posting the Appeal Bond and will be equal to the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s summary judgment award in favor of Geveran is in error and that it has strong defenses against Geveran’s claims. However, in In the event that the Company is not successful on appeal, it could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Accordingly, the summary judgment and the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted primarily of finished goods as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, inventories were stated net of inventory write downs of $4.7 million and $7.9 million, respectively. The Company considered a number of factors in estimating the required inventory write downs, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Depreciation related to property and equipment was $454,000 and $599,000 for the three months ended September 30, 2015 and 2014, respectively. Depreciation related to property and equipment was $1.4 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of September 30, 2015 and December 31, 2014 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)
September 30, 2015:
Technology and intellectual property	$3,091,026	$(285,651)	$2,805,375	0.9	to	20.0

December 31, 2014:
Technology and intellectual property	$2,796,580	$(224,101)	$2,572,479	2.7	to	20.0

Total intangible asset amortization expense was $21,000 and $17,000 for the three months ended September 30, 2015 and 2014, respectively. Total intangible asset amortization expense was $62,000 and $46,000 for the nine months ended September 30, 2015 and 2014, respectively.

Note 5. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. As of September 30, 2015, the current portion of the debt issuance costs was $1.6 million and was included in other current assets. In connection with the Ares ABL and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the guaranty of the Company’s obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”) provided by Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”). The Company amortized $398,000 and $312,000 of debt issuance costs for the three months ended September 30, 2015 and 2014, respectively. The Company amortized $1.1 million and $1.3 million of debt issuance costs for the nine months ended September 30, 2015 and 2014, respectively.

Note 6. Lines of Credit and Note Payable

Facility	September 30, 2015	December 31, 2014

FCC ABL, revolving line of credit	$6,960,340	$6,368,793

Medley Term Loan	28,871,320	27,813,061

	$35,831,660	$34,181,854

Ares ABL

On April 25, 2014, the Company, entered into the Ares ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. As of September 30, 2015, the Company had additional borrowing capacity of $9.1 million. As of September 30 2015, eligible collateral included $6.6 million of accounts receivable and $10.0 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of September 30, 2015, the interest rate on the Ares ABL was 5.7%.

On September 11, 2015, the Company entered into an amendment to the Ares ABL, which among other things (i) increased the interest margin payable under the Ares ABL by 150 basis points, such that the interest accrues on the outstanding borrowings at a rate equal to LIBOR plus 5.5%, (ii) provided for a mandatory repayment in full of the obligations under the Ares ABL if the Company redeems the Series K Preferred Stock, (iii) allows the Company to enter into the Appeal Bond and certain related agreements without further consent or approval from Ares, (iv) provides that the Company must notify Ares of entry of the August 28th Order within two business days of the entry thereof, and (v) adds certain events of default relating to the Geveran litigation.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of September 30, 2015, the interest rate on the Medley Term Loan was 12.33%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for both the three months ended September 30, 2015 and 2014, and $160,000 and $157,000 of accrued interest for the three months ended September 30, 2015 and 2014, respectively. The Company recognized $584,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants and $474,000 of accrued interest for the nine months ended September 30, 2015, and $474,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants and $382,000 of accrued interest for the period from February 19, 2014 (date of issuance) to September 30, 2014.

On September 11, 2015, the Company entered into an amendment to the Medley Term Loan, which among other things, (i) amends the minimum EBITDA covenant levels with respect to each of the twelve-month period ended September 30, 2015, the twelve-month period ending December 31, 2015, the twelve-month period ending March 31, 2016 and the twelve-month period ending June 30, 2016 (collectively, the “ Specified Covenant Periods ”) to provide that a portion of the cash proceeds from the sale of Series J Securities on September 11, 2015 will be included in the calculation of EBITDA for such periods, (ii) amends the definition of “Fixed Charge Coverage Ratio” in the Medley Term Loan Agreement to provide that $10.0 million of the cash proceeds from the September 11, 2015 offering will be included in EBITDA for purposes of calculating the “Fixed Charge Coverage Ratio” for each of the Specified Covenant Periods, (iii) allows the Company to enter into the Appeal Bond and certain related agreements without further consent or approval from Medley and (iv) adds certain events of default relating to the Geveran litigation.

Note 7. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2015
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$286,400

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$2,817,004
September 2012 Warrants	-	-	286,400
Pegasus Warrant	-	-	1,557,000
THD Warrant	-	-	120,082
Medley Warrants	-	-	896,354
Pegasus Guaranty Warrants	-	-	1,026,214
	$-	$-	$6,703,054

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the nine months ended September 30, 2015:

	Balance December 31, 2014	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance September 30, 2015
Pegasus Commitment	$720,000	$(433,600)	$-	$-	$286,400
Riverwood Warrants	(2,352,027)	(464,977)	-	-	(2,817,004)
September 2012 Warrants	(720,000)	433,600	-	-	(286,400)
Pegasus Warrant	(1,300,000)	(257,000)	-	-	(1,557,000)
THD Warrant	(43,928)	(76,154)	-	-	(120,082)
Medley Warrants	(577,065)	(319,289)	-	-	(896,354)
Pegasus Guaranty Warrants	(643,924)	(382,290)	-	-	(1,026,214)

Total	$(4,916,944)	$(1,499,710)	$-	$-	$(6,416,654)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the nine months ended September 30, 2014:

	Balance December 31, 2013	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance September 30, 2014
Pegasus Commitment	$1,407,335	$(367,335)	$-	$-	$1,040,000
Riverwood Warrants	(5,002,664)	1,746,011	-	-	(3,256,653)
September 2012 Warrants	(1,407,335)	367,335	-	-	(1,040,000)
Pegasus Warrant	(2,765,047)	965,047	-	-	(1,800,000)
THD Warrant	-	(39,867)	-	(74,576)	(114,443)
Series J Warrants	-	(25,140,561)	(12,505,739)	37,646,300	-
Medley Warrants	-	1,847,049	(3,170,361)	-	(1,323,312)
Pegasus Guaranty Warrants	-	1,901,193	(3,336,574)	-	(1,435,381)

Total	$(7,767,711)	$(18,721,128)	$(19,012,674)	$37,571,724	$(7,929,789)

Note 8. Stockholders’ Equity

For the three months ended September 30, 2015 and 2014, the Company recorded expense of $128,000 and $221,000, respectively, related to restricted stock awards to the Company’s directors. For the nine months ended September 30, 2015 and 2014, the Company recorded expense of $258,000 and $412,000, respectively, related to restricted stock awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three and nine months ended September 30, 2015, the Company recorded expense of $0 and $37,000, respectively, related to restricted stock awards to the Company’s SAB. For the three and nine months ended September 30, 2014, the Company recorded expense of $26,000 and $31,000, respectively, related to restricted stock awards to the Company’s SAB.

Warrants for the Purchase of Common Stock

As of September 30, 2015, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price	Expiration Date

Investors in rights offering	Series D Warrants	1,192,048	$2.65 to $2.66	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	8,456,432	$0.95	December 31, 2015 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable	May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable	May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041	$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959	$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000	$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508	$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable	May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	212,164,300	$0.001	January 3, 2019 through January 30, 2020

Medley	Medley Warrants	10,000,000	$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000	$0.50	February 19, 2024

		278,735,799

Note 9: Earnings (Loss) Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and nine months ended September 30, 2015 and 2014, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors, while the allocation of net losses attributable to the Common Stock attributable to noncontrolling stockholders is increased by the amount of the deemed dividend related to the warrants issued to the Pegasus Guarantors.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended September 30,
	2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income (loss) per share:
Net loss attributable to common stock	$203,149	$66,195	$(1,686,077)	$(416,499)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(11,742,251)	(3,826,160)	(9,571,504)	(2,364,374)
Undistributed net loss	$(11,539,102)	$(3,759,965)	$(11,257,581)	$(2,780,873)

Basic and diluted weighted average number of common shares outstanding	303,817,578	98,997,606	255,194,735	63,038,781

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	For the Nine Months Ended September 30,
	2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss attributable to common stock	$(11,841,266)	$(3,934,793)	$(43,394,934)	$(10,430,121)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	-	-	570,574	(570,574)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(23,178,283)	(7,702,028)	(34,077,591)	(8,190,666)
Undistributed net loss	$(35,019,549)	$(11,636,821)	$(76,901,951)	$(19,191,361)

Basic and diluted weighted average number of common shares outstanding	296,699,120	98,591,636	220,629,709	53,029,108

Basic and diluted net loss per common share	$(0.12)	$(0.12)	$(0.35)	$(0.36)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 213.3 million and 177.1 million common stock equivalents for the three months ended September 30, 2015 and 2014, respectively, and 209.8 million and 190.4 million common stock equivalents for the nine months ended September 30, 2015 and 2014, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of the Company being in a net loss position.

Note 10: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders and beneficially owned approximately 90.0% of the Common Stock as of September 30, 2015.

On September 11, 2015 and January 30, 2015, the Company issued an additional 10,000 and 11,525 units of Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate gross proceeds of $21.5 million. The Series J Securities were issued pursuant to subscription agreements between the Company and Holdings III, an affiliate of Pegasus Capital.

Note 11. Restructuring Expense

The following table summarizes the Company’s restructuring expense and related charges for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
Broad based reduction of facilities and personnel (1)	$297,770	$2,558,072
Organization Optimization Initiative (2)	-	114,278

Total	$297,770	$2,672,350

(1)

These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that includes outsourcing of a majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reductions in Satellite Beach, Florida and cost reductions in its foreign subsidiaries. The Company estimates it will incur $200,000 in additional expenses throughout this cost reduction plan, primarily related to additional headcount reductions. These additional costs are expected to be incurred during 2015.

(2)

In September 2011, the Company initiated a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount and the closing of the Company’s offices in the United Kingdom and Australia. For the nine months ended September 30, 2014, these expenses related to the final liquidation of the Australian entity.

As of September 30, 2015, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Accrued liability as of December 31, 2014	$959,240	$353,269	$138,840	$1,451,349
Charges	297,770	-	-	297,770
Payments	(1,162,030)	(82,247)	(1,013)	(1,245,290)
Accrued liability as of September 30, 2015	$94,980	$271,022	$137,827	$503,829

The remaining accrual of $504,000 as of September 30, 2015 is expected to be paid during the year ending December 31, 2016.

The restructuring and other related charges are included in the line item restructuring expense in the condensed consolidated statement of operations and comprehensive loss.

Note 12. Concentrations of Credit Risk

For the three months ended September 30, 2015 and 2014, revenue derived from sales to The Home Depot represented 89% and 82%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2015 and 2014, revenue derived from sales to The Home Depot represented 88% and 78%, respectively, of total revenue.

As of September 30, 2015 and December 31, 2014, The Home Depot accounts receivable balance represented 78% and 77%, respectively, of the Company’s total accounts receivable, net of allowances.

Note 13. Commitments and Contingencies

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

Geveran Investments Limited v. Lighting Science Group Corporation, et al. (the “Geveran Case”)

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of the Company’s stockholders, filed a lawsuit against the Company and several other defendants in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The Geveran Case names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescissionary damages in connection with its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants. In August 2014, the court granted Geveran’s motion to amend their first amended complaint to assert a claim for punitive damages against the defendants.

On August 28, 2014, the court issued the August 28th Order. It is anticipated that the August 28th Order will be entered by the court as a final judgment sometime in November 2015. Once the final judgment has been entered, the Company plans, within the 30-day period proscribed by Florida law, to file an appeal and, together with the other defendants, post the Appeal Bond, which will result in the automatic stay of enforcement throughout the appeal process.

While the outcome of any appeal is inherently difficult to predict, the Company believes that the trial court’s grant of summary judgment to plaintiff was in error. In the event that the summary judgment is overturned on appeal, and the case were to be remanded back to the trial court for further proceedings, the Company believes it has strong defenses against Geveran’s claims. The Company denies liability in connection with this matter and intends to continue to vigorously defend itself against the claims asserted by Geveran. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Even if the Company is successful on appeal and the case were to be remanded back to the trial court for further proceedings, the amount of possible loss, if any, cannot be reasonably estimated at this time. The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of its legal fees and costs in this matter. However, given the unspecified nature of Geveran’s maximum damage claims, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Based upon the terms of an indemnification agreement described below, the Company has also paid, and is likely to pay in the in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance policies. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. Accordingly, the outcome of the Geveran Case, if unfavorable, would likely have a material adverse effect on the Company’s financial position.

GE Lighting Solutions v. Lighting Science Group Corporation, et al.

The Company is also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of infringement by the Company, as well as five other LED manufacturers, of U.S. Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. The Company denies liability in connection with this matter, asserts non-infringement defenses, and also asserts that the patents include terms that are indefinite and thus are invalid. On August 5, 2015, the Federal District Court granted the Company’s summary judgment motion invalidating the two GE patents at issue for indefiniteness, and dismissing GE’s patent infringement claims against the Company and the other defendants.  On September 2, 2015, GE filed an appeal with the U.S. Court of Appeal for the Federal Circuit. The appellate court could reverse the judgment and remand the case back to the Federal District Court for further proceedings. A ruling is not expected on GE’s appeal for nine to twelve months.

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

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$19,587,399	$23,089,356	$62,229,307	$68,843,061
Cost of goods sold	14,363,734	20,166,431	50,658,859	62,705,900

Gross profit	$5,223,665	$2,922,925	$11,570,448	$6,137,161

GAAP gross profit percentage	26.7%	12.7%	18.6%	8.9%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased $3.5 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This decrease in revenue primarily resulted from an $881,000 decrease in sales to The Home Depot, Inc. (“The Home Depot”) and a $2.6 million decrease in sales to other customers. Our revenue decreased $6.6 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This decrease in revenue primarily resulted from an $8.6 million decrease in sales to customers other than The Home Depot, which was partially offset by a $2.0 million increase in sales to The Home Depot. Our gross margin increased from 8.9% to 18.6% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Our gross margin improvement during this period was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014.

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

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, particularly non-GAAP adjusted gross profit percentage and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures, and are intended to supplement our financial results that are prepared in accordance with GAAP.

The adjusted presentation below is used by management to measure our business performance and provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. Excluding the impact of the provisions for inventory write-offs, our non-GAAP adjusted gross profit percentage was 28.5% and 20.2% for the three and nine months ended September 30, 2015, respectively, compared to 14.4% and 11.1% for the three and nine months ended September 30, 2014, respectively. Excluding non-cash expense for stock based compensation, restructuring expense and depreciation and amortization, total operating expense decreased by 37.4% and 38.3% for the three and nine months ended September 30, 2015, respectively, while revenue decreased 15.2% and 9.6% compared to the three and nine months ended September 30, 2014, respectively. Total non-GAAP adjusted operating expense represented 29.1% and 28.2% of revenue for the three and nine months ended September 30, 2015, respectively, as compared to 39.4% and 41.3% of revenue for the three and nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2015, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due to the decrease in operating expense, primarily driven by reductions in personnel-related expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$19,587,399	$23,089,356	$62,229,307	$68,843,061

Cost of goods sold	14,363,734	20,166,431	50,658,859	62,705,900
Deduct:
Provisions for inventory write-offs	368,058	397,316	969,086	1,491,365

Adjusted cost of goods sold	13,995,676	19,769,115	49,689,773	61,214,535

Adjusted gross profit	$5,591,723	$3,320,241	$12,539,534	$7,628,526

Non-GAAP adjusted gross profit percentage	28.5%	14.4%	20.2%	11.1%

Total operating expense	$4,976,399	$12,069,777	$20,494,263	$36,128,669
Less:
Issuance of restricted stock and stock options for directors compensation	128,377	213,083	257,842	412,451
Non-cash stock option and restricted stock compensation expense	(1,319,865)	(317,259)	915,855	1,901,285
Restructuring expense	-	2,466,505	297,770	2,672,350
Depreciation and amortization	474,717	615,879	1,468,860	2,692,202

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$5,693,170	$9,091,569	$17,553,936	$28,450,381

GAAP operating expenses as a percentage of revenue	25.4%	52.3%	32.9%	52.5%

Non-GAAP adjusted operating expenses as a percentage of revenue	29.1%	39.4%	28.2%	41.3%

During 2013 and the first half of 2014, we adapted our supply chain and logistics processes to improve our ability to provide more efficient service to our customers and focus our efforts on developing innovative products. During the nine months ended September 30, 2015, we continued to make improvements in our forecasting and finished goods inventory management, continued the transition of our manufacturing processes to lower cost contract manufacturers in Asia and continued to enhance our new product innovation process.

We believe that the enhancements to our business initiated in 2013 and continued throughout 2014 and 2015 improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Melbourne, Florida headquarters, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we will look to expand our product offerings to compete across multiple industry verticals.

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

●

Rate and extent of adoption of LED lighting products. Our potential for growth is driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption. Although the market for LED lighting has grown in recent years, adoption of LEDs for general lighting is still in the relatively early stages. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

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

Recent Events

Our largest customer, The Home Depot, performed a periodic product line review in June 2015 relating to its entire private label LED lighting product offering. As a result of this line review, we entered into a new supplier buying agreement with The Home Depot that is expected to go into full effect sometime in April or May 2016. See additional discussion of the new supplier buying agreement under “Liquidity and Capital Resources” below.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 as set forth herein.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014
Revenue	$19,587,399	$23,089,356	(3,501,957)	-15.2%	100.0%	100.0%

Cost of goods sold	14,363,734	20,166,431	(5,802,697)	-28.8%	73.3%	87.3%

Selling, distribution and administrative	3,902,694	7,888,383	(3,985,689)	-50.5%	19.9%	34.2%

Research and development	598,988	1,099,010	(500,022)	-45.5%	3.1%	4.8%

Restructuring expense	-	2,466,505	(2,466,505)	-100.0%	0.0%	10.7%

Depreciation and amortization	474,717	615,879	(141,162)	-22.9%	2.4%	2.7%

Interest income	2	2,839	(2,837)	-99.9%	0.0%	0.0%

Interest expense, including related party	(1,721,801)	(1,633,226)	(88,575)	5.4%	-8.8%	-7.1%

Decrease in fair value of liabilities under derivative contracts	2,005,783	8,813,540	(6,807,757)	-77.2%	10.2%	38.2%

Other expense, net	(247,463)	(138,877)	(108,586)	78.2%	-1.3%	-0.6%

Income tax expense	14,443	-	14,443	100.0%	0.1%	0.0%

Net income (loss)	$269,344	$(2,102,576)	2,371,920	-112.8%	1.4%	-9.1%

Revenue

Revenue decreased $3.5 million, or 15.2%, to $19.6 million for the three months ended September 30, 2015 from $23.1 million for the three months ended September 30, 2014. The decrease in revenue for the three months ended September 30, 2015 was primarily a result of an $881,000 decrease in sales to The Home Depot and a $2.6 million decrease in sales to multiple other customers.

Cost of Goods Sold

Cost of goods sold decreased $5.8 million, or 28.8%, to $14.4 million for the three months ended September 30, 2015 from $20.2 million for the three months ended September 30, 2014. The decrease in cost of goods sold was primarily due to the decrease in revenue. Cost of goods sold as a percentage of revenue decreased for the three months ended September 30, 2015 to 73.3% (or a gross margin percentage of 26.7%) as compared to 87.3% (or a gross margin percentage of 12.7%) for the three months ended September 30, 2014. The increase in the gross margin percentage for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due primarily to the impact of our transition to lower cost contract manufacturers in Asia.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $4.0 million, or 50.5%, to $3.9 million for the three months ended September 30, 2015 from $7.9 million for the three months ended September 30, 2014, and decreased as a percentage of revenue to 19.9% for the three months ended September 30, 2015 from 34.2% for the three months ended September 30, 2014. The decrease in selling, distribution and administrative expense consisted of a $2.1 million decrease in personnel-related expense due to workforce reductions in 2014 and 2015, a $704,000 decrease in professional fees, a $526,000 decrease in materials and supplies, certifications and external testing due to the transition to contract manufacturing in Asia, a $426,000 decrease in fees paid to outside consultants and agents and a $248,000 decrease in facilities related expenses due to the relocation of our corporate headquarters.

Research and Development

Research and development expense decreased $500,000, or 45.5%, to $599,000 for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014, and decreased as a percentage of revenue to 3.1% for the three months ended September 30, 2015 from 4.8% for the three months ended September 30, 2014. The decrease in research and development expense was primarily due to a $372,000 decrease in personnel related expense driven by the workforce reductions in 2014 and 2015 and a $101,000 decrease in fees paid to outside consultants and other research related costs.

Restructuring

Restructuring expense was $0 for the three months ended September 30, 2015 compared to $2.5 million for the three months ended September 30, 2014. Restructuring expense for the three months ended September 30, 2014 consisted of $1.8 million in severance and termination benefits and $622,000 for the write-down and disposal of tooling, production equipment.

Depreciation and Amortization

Depreciation and amortization expense decreased $141,000, or 22.9%, to $474,000 for the three months ended September 30, 2015 from $616,000 for the three months ended September 30, 2014. The decrease in depreciation and amortization expense was primarily a result of the disposal or impairment of manufacturing equipment and tools and molds during the year ended December 31, 2014 related to our restructuring efforts, which included a broad based reduction of facilities and personnel, resulting in a smaller depreciable base for the period.

Interest Expense, Including Related Party

Interest expense, including related party interest, increased $89,000, or 5.4%, to $1.7 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014. The increase in interest expense was primarily due to the impact of the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”). Interest expense for the three months ended September 30, 2015 consisted of $1.3 million of interest expense and fees related to the Medley Term Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty (as defined below) and $271,000 of interest expense and fees related to the three year asset based revolving credit facility (as amended from time to time, the “Ares ABL”) entered into on April 25, 2014 with ACF Finco I LP (as assignee of FCC, LLC d/b/a First Capital) (“Ares”). Interest expense for the three months ended September 30, 2014 consisted of $1.2 million of interest expense and fees related to the Medley Term Loan, $138,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty and $267,000 of interest expense and fees related to the Ares ABL.

Increase in Fair Value of Liabilities under Derivative Contracts

On February 19, 2014, in connection with the consummation of the transactions contemplated by the Medley Loan Agreement, we issued a warrant to purchase 5,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”) to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”). The Medley Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. Pegasus Capital Partners IV, L.P. and Pegasus Capital Partners V, L.P. (collectively, the “Pegasus Guarantors”) have agreed to provide a guaranty of our obligations under the Medley Loan Agreement in favor of Medley (the “Pegasus Guaranty”). As consideration for the Pegasus Guaranty, on February 19, 2014, we issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). The Pegasus Guaranty Warrants were accounted for as liabilities and their fair value was determined using the Black Scholes valuation method. The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants decreased by $1.2 million for the three months ended September 30, 2015 and decreased by $3.5 million for the three months ended September 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

On September 11, 2013, we issued shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) to LSGC Holdings II LLC (“Holdings II”) and certain other purchasers and issued a warrant to Holdings II (the “Pegasus Warrant”). The Pegasus Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. On May 25, 2012, we issued shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to RW LSG Holdings LLC, an affiliate of Riverwood LSG Management Holdings LLC and Riverwood Capital Partners L.P. (collectively with their affiliates, “Riverwood”), and certain other purchasers and issued warrants to Riverwood (the “Riverwood Warrant”). The Riverwood Warrant was accounted for as a liability and its fair value was determined using the Monte Carlo valuation method. The fair value of the outstanding Pegasus Warrant and the Riverwood Warrant decreased by $840,000 for the three months ended September 30, 2015 and decreased by $5.3 million for the three months ended September 30, 2014. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrant and the Pegasus Warrant due to the issuance of the Series J Preferred Stock and Series J Warrants (as defined below), changes in the trading price of our Common Stock and changes in risk-free interest rates.

Other (Expense) Income, Net

Other (expense) income, net increased $109,000 for the three months ended September 30, 2015 to an expense of $248,000 compared to expense of $139,000 for the three months ended September 30, 2014. Other expense for the three months ended September 30, 2015 consisted of a $243,000 foreign exchange loss and $5,000 of miscellaneous expense. Other expense for the three months ended September 30, 2014 consisted of a $104,000 foreign exchange loss and $35,000 of miscellaneous expense.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014
Revenue	$62,229,307	$68,843,061	(6,613,754)	-9.6%	100.0%	100.0%

Cost of goods sold	50,658,859	62,705,900	(12,047,041)	-19.2%	81.4%	91.1%

Selling, distribution and administrative	15,894,335	26,586,501	(10,692,166)	-40.2%	25.5%	38.6%

Research and development	2,833,298	4,177,616	(1,344,318)	-32.2%	4.6%	6.1%

Restructuring expense	297,770	2,672,350	(2,374,580)	-88.9%	0.5%	3.9%

Depreciation and amortization	1,468,860	2,692,202	(1,223,342)	-45.4%	2.4%	3.9%

Interest income	1,165	3,475	(2,310)	-66.5%	0.0%	0.0%

Interest expense, including related party	(5,051,399)	(5,117,312)	65,913	-1.3%	-8.1%	-7.4%

(Increase) decrease in fair value of liabilities under derivative contracts	(1,499,710)	(18,682,848)	17,183,138	*	-2.4%	-27.1%

Other expense, net	(287,857)	(36,862)	(250,995)	*	-0.5%	-0.1%

Income tax expense	14,443	-	14,443	100.0%	0.0%	0.0%

Net loss	$(15,776,059)	$(53,825,055)	38,048,996	-70.7%	-25.4%	-78.2%

* Variance is not meaningful.

Revenue

Revenue decreased $6.6 million, or 9.6%, to $62.2 million for the nine months ended September 30, 2015 from $68.8 million for the nine months ended September 30, 2014. The decrease in revenue for the nine months ended September 30, 2015 was primarily a result of an $8.6 million decrease in sales to multiple customers other than The Home Depot, partially offset by a $2.0 million increase in sales to The Home Depot.

Cost of Goods Sold

Cost of goods sold decreased $12.0 million, or 19.2%, to $50.7 million for the nine months ended September 30, 2015 from $62.7 million for the nine months ended September 30, 2014. The decrease in cost of goods sold was partially due to the corresponding decrease in revenue during the nine months ended September 30, 2015 as well as the impact of our transition to lower cost contract manufacturers in Asia.

Cost of goods sold as a percentage of revenue decreased for the nine months ended September 30, 2015 to 81.4% (or gross margin of 18.6%) as compared to 91.1% (or gross margin of 8.9%) for the nine months ended September 30, 2014. The decrease in cost of goods sold as a percentage of revenue during the nine months ended September 30, 2015 was primarily attributable to the impact of our transition to lower cost contract manufacturers in Asia.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $10.7 million, or 40.2%, to $15.9 million for the nine months ended September 30, 2015 from $26.6 million for the nine months ended September 30, 2014, and decreased as a percentage of revenue to 25.5% for the nine months ended September 30, 2015 from 38.6% for the nine months ended September 30, 2014. The decrease in selling, distribution and administrative expense consisted of a $4.6 million decrease in personnel related expense due to the workforce reductions in 2014 and 2015, a $2.4 million decrease in fees paid to outside consultants and agents, a $1.3 million decrease in facilities related expenses due to the relocation of our corporate headquarters, a $952,000 decrease in materials and supplies, certifications and external testing due to the transition to contract manufacturing in Asia, a $714,000 decrease in freight and logistics and a $670,000 decrease in professional fees.

Research and Development

Research and development expense decreased $1.3 million, or 32.2%, to $2.8 million for the nine months ended September 30, 2015 from $4.2 million for the nine months ended September 30, 2014, and decreased as a percentage of revenue to 4.6% for the nine months ended September 30, 2015 from 6.1% for the nine months ended September 30, 2014. The decrease in research and development expense was due to a $871,000 decrease in personnel related expense due to the workforce reductions in 2014 and 2015, a $177,000 decrease in fees paid to outside consultants and a decrease of $276,000 due to miscellaneous cost cutting measures.

Restructuring Expense

Restructuring expense decreased $2.4 million to $298,000 for the nine months ended September 30, 2015 from $2.7 million for the nine months ended September 30, 2014. Restructuring expense for the nine months ended September 30, 2015 consisted of severance and termination benefits related to headcount reductions in the United States. Restructuring expense for the nine months ended September 30, 2014 consisted of $2.0 million in severance and termination benefits related to headcount reductions in the United States, $622,000 for the write-down and disposal of tooling, production equipment and a net charge of $114,000 related to the final liquidation of our Australian subsidiary, partially offset by a reduction in estimated costs related to the winding down of our Indian subsidiary.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million, or 45.4%, to $1.5 million for the nine months ended September 30, 2015 from $2.7 million for the nine months ended September 30, 2014, and decreased as a percentage of revenue to 2.4% for the nine months ended September 30, 2015 from 3.9% for the nine months ended September 30, 2014. The decrease in depreciation and amortization expense was primarily a result of the disposal or impairment of manufacturing equipment and tools and molds during the year ended December 31, 2014 related to our restructuring efforts, which included a broad based reduction of facilities and personnel, resulting in a smaller depreciable base for the current period.

Interest Expense, Including Related Party

Interest expense, including related party interest, decreased $66,000, or 1.3%, to $5.1 million for the nine months ended September 30, 2015 from $5.1 million for the nine months ended September 30, 2014. The decrease in interest expense was primarily due to the impact of the Medley Term Loan and the Ares ABL replacing our previous credit facilities with Wells Fargo Bank N.A. (the “Wells Fargo ABL”) and the Ares Capital Corporation (the “Ares Letter of Credit Facility”). Interest expense for the nine months ended September 30, 2015 consisted of $3.8 million of interest expense and fees related to the Medley Term Loan, $415,000 non-cash interest expense related to the amortization of the Pegasus Guaranty and $835,000 of interest expense and fees related to the Ares ABL. Interest expense for the nine months ended September 30, 2014 consisted of $3.7 million of interest expense and fees related to the Medley Term Loan, $338,000 of non-cash interest expense related to the amortization of the Pegasus Guaranty, $398,000 of interest expense and fees related to the Ares ABL, $264,000 of interest expense and fees related to the Wells Fargo ABL and $426,000 of interest expense related to the Ares Letter of Credit Facility.

(Increase) Decrease in Fair Value of Liabilities under Derivative Contracts

The fair value of the outstanding Medley Warrants and the Pegasus Guaranty Warrants increased by $702,000 for the nine months ended September 30, 2015 and decreased by $3.7 million for the period from February 19, 2014 (the date of issuance of the Medley Warrants and the Pegasus Guaranty Warrants) to September 30, 2014. This change in fair value is impacted by a number of factors, including changes in the trading price of our Common Stock and changes in risk-free interest rates.

The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants increased by $722,000 for the nine months ended September 30, 2015 and decreased by $2.7 million for the nine months ended September 30, 2014. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

Between January 3, 2014 and March 7, 2014, we issued an aggregate of 17,475 units of our securities (the “Series J Securities”) with each Series J Security consisting of (i) one share of our Series J Preferred Stock and (ii) a warrant to purchase 2,650 shares of our Common Stock at an exercise price of $0.001 per share (the “Series J Warrants”). The Series J Warrants issued as part of the Series J Securities were accounted for as liabilities through April 14, 2014, the effective date of an amendment to our Certificate of Incorporation increasing the authorized number of shares of Common Stock, at which point the Series J Warrants were deemed equity instruments. While the Series J Warrants were accounted for as a liability their fair value was determined using the Black Scholes valuation method. The change in fair value of the Series J Warrants was $25.1 million for the period from date of issuance of the Series J Warrants to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2014. This change in fair value is impacted primarily by the valuation of the Series J Warrants as of April 14, 2014 based on the Black Scholes valuation method as compared to fair value at date of issuance based on an allocation of the cash received for the Series J Securities between the Series J Preferred Stock and the Series J Warrants.

Other Expense, Net

Other expense, net increased $251,000 for the nine months ended September 30, 2015 to net expense of $288,000 from net expense of $37,000 for the nine months ended September 30, 2014. Other expense for the nine months ended September 30, 2015 consisted of a $407,000 foreign exchange loss and $31,000 in miscellaneous expense, partially offset by $150,000 of miscellaneous income. Other expense for the nine months ended September 30, 2014 consisted of a $21,000 foreign exchange loss and $15,000 of miscellaneous expense.

Liquidity and Capital Resources

We have experienced significant historical net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $816.1 million and stockholders’ deficit of $524.0 million as of September 30, 2015. As of September 30, 2015, we had cash and cash equivalents of $574,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs.

Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus IV”), LSGC Holdings LLC (“LSGC Holdings”), Holdings II, LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led many of our capital raises, the offerings of our Series H Preferred Stock, Series I Convertible Preferred Stock (the “Series I Preferred Stock and collectively with the Series H Preferred Stock and Series J Preferred Stock, the “Preferred Stock”) and Series J Preferred Stock also involved and/or were led by parties other than Pegasus.

The Ares ABL provides us with a maximum borrowing capacity of $22.5 million, which capacity is based on a formula of eligible accounts receivable and inventory. We are also required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period under the Ares ABL. As of September 30, 2015, we had $7.0 million outstanding under the Ares ABL and additional borrowing capacity of $9.1 million.

On September 30, 2015, September 11, 2015 and January 30, 2015, we issued 62, 10,000 and 11,525 units, respectively, of our Series J Securities to Holdings III and certain other purchasers at a purchase price of $1,000 per Series J Security for aggregate gross proceeds of $21.6 million.

We continue to face challenges in our efforts to achieve positive cash flows from operations and profitability. Our ability to continue to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds raised through public or private financing or increased borrowing capacity.

Our largest customer, The Home Depot, performed a periodic product line review in June 2015 relating to its entire private label LED lighting product offering. As a result of this line review, we entered into a new supplier buying agreement with The Home Depot that is expected to go into full effect in April or May 2016. Pursuant to the supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015 and 2014. We were, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products that we sold to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under our prior agreement. Notwithstanding the new agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, we expect 2016 sales to The Home Depot and, as a result, total revenue, to be significantly reduced. However, because we cannot reasonably estimate at this time the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot, as well as by any potential new sales to other retailers, we cannot determine at this time the overall impact that the results of The Home Depot line review will have on our financial condition and operations in the future.

As a result of our historical losses, we believe we will likely need to raise additional capital to fund our ongoing operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to us, if at all. Our complex capital structure, including our obligations to the holders of the outstanding shares of our Preferred Stock (as well as the shares of Series K Preferred Stock that we will be required to issue upon posting the Appeal Bond (as defined below)), may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, such restructuring or refinancing may not be accomplished on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects may be adversely affected.

Riverwood and Pegasus each have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively, at any time on or after March 27, 2017. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Series H Preferred Stock or Series I Preferred Stock. In addition, Portman Limited and affiliates of Zouk Holdings Limited, acting together have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of our Preferred Stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Preferred Stock. As of September 30, 2015, in the event we were required to redeem all of our outstanding shares of Preferred Stock, our maximum payment obligation would have been $512.1 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to any such redemption of shares of Series H, I or J Preferred Stock. As of September 30, 2015, we had $35.8 million of aggregate borrowings outstanding under these credit facilities.

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

As of September 30, 2015, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption.

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

The certificate of designation governing the Series J Preferred Stock provides that if we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by us in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

As discussed further in Note 13 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, one of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its cause of action for violation of the Florida securities laws (the “August 28th Order”). It is anticipated that the August 28th Order will be entered by the court as a final judgment sometime in November 2015. Once the final judgment has been entered, the Company plans, within the 30-day period proscribed by Florida law, to file an appeal and, together with the other defendants, post a bond (the “Appeal Bond”), which will allow the Company to obtain an automatic stay of enforcement throughout the appeal process. Pegasus IV has agreed to assist us in securing the Appeal Bond on specified terms. Upon posting the Appeal Bond and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon it, we have agreed to issue to Pegasus IV units of our securities (the “Series K Securities”), with each Series K Security consisting of (a) one share of a newly designated series of preferred stock designated as Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. The shares of Series K Preferred Stock will be senior to our Common Stock and all other series of Preferred Stock. The number of Series K Securities to be issued to Pegasus IV will be determined upon posting the Appeal Bond and will be equal to the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran is in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of Geveran’s $25 million investment, as well as interest, attorney’s fees and court costs. Accordingly, the summary judgment and the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
Cash flow activities:	2015	2014
Net cash used in operating activities	$(21,556,027)	$(34,938,332)
Net cash used in investing activities	(340,281)	(724,036)
Net cash provided by financing activities	20,601,456	25,547,254

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities decreased to $21.6 million for the nine months ended September 30, 2015 from $34.9 million for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 included certain non-cash reconciliation items comprised primarily of $2.2 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $1.5 million net increase in fair value of derivative contracts, $1.5 million in depreciation and amortization, $1.2 million of stock-based compensation expense and $853,000 in inventory write-downs. For the nine months ended September 30, 2014, net cash used in operating activities included certain non-cash reconciliation items comprised primarily of an $18.7 million increase in fair value of derivative contracts, $2.3 million of stock-based compensation expense, $2.7 million in depreciation and amortization, a $2.2 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan and a $1.5 million inventory write-down.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In the aggregate, working capital changes totaled a net use of cash of $13.2 million in the nine months ended September 30, 2015 compared to a net use of cash of $9.3 million in the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the working capital changes consisted primarily of an increase in inventory of $6.1 million, a decrease in accounts payable of $4.0 million, an increase in accounts receivable of $2.7 million and a decrease in accrued expenses and other liabilities of $1.9 million, which was partially offset by a decrease in prepaid expenses of $2.0 million. For the nine months ended September 30, 2014 the working capital changes consisted primarily of an increase in accounts receivable of $5.5 million, inventories of $5.4 million and prepaid expenses of $1.3 million, which were partially offset by a $1.8 million increase in accrued expenses and other liabilities and a $1.1 million increase in accounts payable.

Investing Activities

Cash used in investing activities primarily relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $340,000 and $724,000 for the nine months ended September 30, 2015 and 2014, respectively. The cash used in investing activities for the nine months ended September 30, 2015 was primarily due to capitalized patents of $326,000. The cash used in investing activities for the nine months ended September 30, 2014 was due to capitalized patents of $687,000 and purchases of property and equipment of $420,000, partially offset by proceeds from the sale of property and equipment of $383,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and preferred stock. Net cash provided by financing activities was $20.6 million and $25.5 million for the nine months ended September 30, 2015 and 2014, respectively. The cash provided by financing activities for the nine months ended September 30, 2015 included proceeds from the issuance of Series J Securities in January and September 2015 for aggregate gross proceeds of $21.5 million and net draws on our lines of credit and other short term borrowings of $592,000, partially offset by $1.1 million in fees incurred in connection with the issuance of Series J Securities and $339,000 in debt issuance costs. The cash provided by financing activities for the nine months ended September 30, 2014 included proceeds of $29.8 million on the Medley Term Loan and the issuance of Series J Preferred Stock for $25.5 million, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $28.1 million on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Term Loan and the Ares ABL, $3.2 million in debt issuance costs and $438,000 in fees and commissions paid in connection with the issuance of Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officer, concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at a reasonable assurance level because the remediation plans to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 have not been fully tested.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1.	Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, which discussion is incorporated by reference herein.

Item 6.	Exhibits

 See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

Date: November 13, 2015	By	/s/ Edward D. Bednarcik
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

4.4.1

Certificate of Increase of Series J Convertible Preferred Stock filed with the Secretary of State of Delaware on September 11, 2015 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

4.5

Certificate of Designation of Series K Preferred Stock filed with the Secretary of State of Delaware on September 15, 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

4.6

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

4.22.1

Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.23

Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.24

Registration Rights Agreement, dated January 14, 2011 between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.25

Amended and Restated Registration Rights Agreement, dated as of September 25, 2012 by and among Lighting Science Group Corporation, RW LSG Holdings LLC, RW LSG Management Holdings LLC, Portman Limited, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

4.26

Registration Rights Agreement, dated as of February 19, 2014, by and between Lighting Science Group Corporation, Medley Capital Corporation and Medley Opportunity Fund II LP (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 25, 2014, File No. 0-20354, and incorporated herein by reference).

4.27

Registration Rights Agreement, dated as of November 14, 2014, by and between Lighting Science Group Corporation, Serengeti Lycaon MM L.P. and Serengeti Opportunities MM L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

10.1

Preferred Stock Subscription and Support Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.2

Amendment No. 2 to Preferred Stock Subscription Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.3

Mutual General Release Agreement dated September 11, 2015, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.4

Third Letter Amendment to Loan and Security Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC, the financial institutions from time to time party thereto as lenders and ACF FinCo I LP, as assignee of FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.5

Consents regarding issuance of Series J Convertible Preferred Stock and Series K Preferred Stock and amendments to the Amended and Restated Series H Certificate of Designation, the Amended and Restated Series I Certificate of Designation, and the Amended and Restated Series J Certificate of Designation; Agreements with respect to Specified Customer provisions in Loan Agreement, dated September 11, 2015, by and between Lighting Science Group Corporation and ACF FinCo I LP (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.6

Third Amendment to Term Loan Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION

10.7

Consents regarding issuance of Series J Convertible Preferred Stock and Series K Preferred Stock and amendment to the Amended and Restated Series J Certificate of Designation; Confirmation with respect to Customer 1 and related provisions in Loan Agreement, dated September 11, 2015, by and between Lighting Science Group Corporation and Medley Capital Corporation (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.8

Employment Agreement, dated October 20, 2015, by and between Lighting Science Group Corporation and Fredric Maxik, (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2015, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________

*	Filed herewith.
**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lighting Science Group Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.