Form 10-K
period 2015-12-31
LIGHTING SCIENCE GROUP CORP
filed 2016-04-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-20354

Lighting Science Group Corporation

(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1350 Division Road, Suite 102 West Warwick, RI	02893
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8.2 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 29, 2016 was 210,302,131 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations, cost-cutting measures and the introduction of new products; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets and our ability to improve our gross margins and achieve profitable growth; and the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

Item 1. Business.

Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” refer to Lighting Science Group Corporation or, as applicable, its predecessor entities and, where appropriate, its wholly owned subsidiaries.

General

We are an innovator and global provider of light emitting diode (“LED”) lighting technology. We design, develop and market advanced, environmentally sustainable and differentiated illumination solutions that use LEDs as their exclusive light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. We have also developed LED lighting technology that emits light at frequencies calibrated along the visible spectrum to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

Our in-house design of power supplies, thermal management solutions and optical systems, along with our detailed specification of the packaged LEDs incorporated into our products, provides us with a unique ability to manage the interrelationships between components and subsystems. This system-based approach enables us to provide a broad range of solutions that deliver a high quality combination of lighting efficacy and reliability. In addition, we leverage our strong supply chain and sourcing capabilities to support an “all channels” go-to-market strategy and to deliver differentiated lighting solutions at competitive price points.

Our customers include retailers and original equipment manufacturers (“OEMs”) that sell our products on a co-branded or private label basis. Large retail, hospitality and other corporate customers also purchase products from us directly. In addition, our luminaires are utilized in large-scale infrastructure projects throughout the world.

We are seeking to lead the convergence of science and light to improve the environment as well as human health and wellbeing. Our lighting technology is designed to consume less electricity for each unit of light produced and we continue to improve our product packaging and lifespan to use fewer materials in the production and distribution of our lamps and luminaires.

Corporate Information and History

We were incorporated in the state of Delaware in 1988. Our principal executive offices are located at 1350 Division Road, Suite 102, West Warwick, Rhode Island 02893, and our telephone number is (321) 779-5520. Our website address is www.lsgc.com. This reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Form 10-K.

We are controlled by affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings, LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LED Holdings, LLC (“LED Holdings”), LSGC Holdings II LLC (“Holdings II”), PCA LSG Holdings, LLC (“PCA Holdings”) and LSGC Holdings III LLC (“Holdings III” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, PCA Holdings and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

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

A 2013 industry report estimated that in North America, Europe and Asia, the share of the lighting market represented by LEDs, on a dollar value basis, will rise to around 45% in 2016 and around 70% in 2020, including both new fixture installations and light source replacements, and to around 35% in 2016 and between 55% and 60% in 2020 in Latin America, the Middle East and Africa.

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

Our Products

We have an extensive product portfolio with three distinct offerings—replacement lamps, luminaires and biological (or spectrum control) lighting. The products in each of these offerings achieve a unique combination of scientific innovation, lumen distribution and energy efficiency. We enhanced our product line during 2015 with the introduction of several new products, including the Free LED™ solar roadway system, our Vintage™ Filament Series of LED lamps, our Sleepy Baby™ LED lamp, a new mini-roadway luminaire and our VividGro agricultural grow light product. We anticipate that these new products will provide improved performance relative to our legacy products through the implementation of more effective components and form factors.

Replacement Lamps. We offer a broad range of LED retrofit lamps designed to fit into existing light fixtures as replacements for traditional incandescent, compact fluorescent and halogen lamps. Our dimmable LED retrofit lamps possess consistent color and deliver improved light distribution and brightness in commercial and residential settings as compared to traditional lighting products. Our replacement lamp product line includes lamps that are sold under the Lighting Science® brand as well as co-branded and private label retrofit lamps offered directly to our customers and through distributors across North America. In January 2015, we launched the Vintage Filament Series of LED lamps in many of the traditional, incandescent bulb decorative form factors but with greater energy savings.

Luminaires. We offer LED luminaires that combine energy efficiency, long life span and enhanced light distribution, making them ideal for street lighting and lighting in parking garages, outdoor areas, warehouses and manufacturing areas. In February 2015, we introduced the FreeLED solar roadway system, a sleek, intelligent and powerful street lighting solution that uses solar energy as its power source. We believe the FreeLED will provide a reliable, affordable and sustainable roadway illumination solution for the general public, including those rural or remote communities with limited access to the electric grid.

Biological Lighting. Our biological lighting product line incorporates our patented technology to emit light at frequencies calibrated along the visible spectrum to achieve specific biological effects. Our current line of biological products can be used to induce a sleep, awake or transition state as well as to effectively and efficiently modify and enhance the circadian rhythm of certain agricultural products to optimize growth in terms of both time and energy efficiency. Our biological lighting product line includes the Good Night™ and Good Day™ circadian replacement lamps, the VividGro grow light product, the MyNature™ Coastal lamps and outdoor luminaires and the MyNature Grow lighting lamps and high bay luminaires. In March 2015, building on the proprietary technology underlying our popular Good Night lamp, we released the Sleepy Baby lamp, which delivers a patented, biologically-corrected light source for use during a baby’s nightly bedtime routine, sending natural signals to promote sleep and child wellness. The GoodNight lamp has a patented spectral filter that greatly reduces blue light and supports the body’s natural melatonin production. The GoodDay lamp has a blue enriched spectrum to naturally enhance the body’s energy and alertness. Our coastal lighting solutions have been installed at Patrick Air Force Base and other locations along Florida’s east coast. In addition, numerous commercial and academic greenhouses and growing facilities across the United States and Canada have implemented our MyNature Grow solutions.

Target Markets and Customers

We focus our product development on the applications and markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives for customers. In particular, we seek to improve our brand awareness and sales pipeline in major urban areas both in the United States and abroad in the market segments discussed below. Historically we relied on our relationship with The Home Depot, Inc. (“The Home Depot”) for a significant portion of our revenue, although we expect to diversify our customer base and product sales in 2016 and beyond, as we now are aggressively marketing our products to other big box stores and national retailers.

Residential and office. We offer a line of retrofit lamps, integrated retrofit kits and luminaires designed to compete with traditional incandescent, florescent and halogen lamps and luminaires for commercial and residential lighting applications. Our retrofit lamps and luminaires targeted for this market are currently sold to distributors and OEMs that resell them both directly to end-users and into retail channels under the Lighting Science brand and, at times, under the distributors’ and OEMs’ own brands. We also have a comprehensive assortment of retrofit lamps and luminaires that we market and sell through our website under the Lighting Science brand.

Retail and hospitality. The market for lighting in the retail and hospitality environment is large and varied. We believe our lighting products are particularly well suited for the retail and hospitality segment, including applications in malls, retail stores, hotels and resorts, cruise ships and restaurants. Our retrofit lamp and luminaire offerings for this market focus on task, down, bay, cove, linear, accent, track and spot lighting as well as retail display lighting. Several major U.S. retailers have replaced their existing lighting with our LED retrofit lamps and luminaires. We believe that our biological lighting technology may provide us with a unique competitive advantage in this market segment.

Government-owned and private infrastructure. Public and private infrastructure includes outdoor facilities and spaces that are managed by government and private entities. Primary applications for our products in this market include lighting for streets and highways, parking lots, airports, ports, utilities and other large outdoor areas, particularly in developing nations. Street and highway lighting represents the largest segment within the infrastructure market. According to a July 2015 DOE report, there were 45 million area and roadway lights installed in the United States in 2014, only 13% of which were LEDs.

Schools and universities. Buildings and outdoor lighting for primary, secondary and higher education represent a significant market opportunity for our energy-efficient solutions. This opportunity results in part from the movement across K-12 institutions, as well as colleges and universities, to reduce energy use and environmental impact as well as improve sustainability. We believe that switching to LED lighting is one of the most practical, readily implementable, highest-return, and high profile actions campus administrators can take towards fulfilling this mandate. Principal applications in this market include lighting for parking lots, large outdoor areas, streets and building exteriors, as well as indoor lighting in classrooms and common areas.

Sales Channels

We employ an “all channels” go-to-market strategy that addresses distinct market opportunities through branded and co-branded private label programs, our direct sales force, distributors and independent sales agents, as well as partnerships and joint ventures.

Our strategic account management team focuses on developing new business alliances and managing our existing branded lighting and OEM relationships. In addition to its business development initiatives, our strategic account management team seeks to expand our revenue from our current accounts by providing on-going energy analysis, market expertise and support to such customers.

Our national account management team focuses on finding new, potentially high-value customers and providing professional support to our current roster of end-users. This team targets and supports retail, hospitality, schools and universities, large real estate management and energy service company customers.

Our project-focused activities involve supporting our network of independent sales agents and distributors that pursue lighting projects in the commercial, industrial and public infrastructure markets on a regional basis, including opportunities for projects in international markets. Our project-focused sales team develops and manages our network of channel partners and works with these partners to submit competitive bids on projects, and oversees the delivery and after-market support related to such projects.

Research and Development

To successfully implement our business strategy, we must continually improve our current products and develop new products for existing and new applications. Our research and development team focuses on advanced technological applications that not only increase the efficiency of the components and subsystems that make up our products, but also add capabilities such as controls, adaptability and biological technology. Components and subsystems include power supplies, thermal management solutions, optical systems and LEDs.

Our research and development team also seeks to enhance the aesthetic appeal and reduce the total cost of ownership of our products. Although we implemented a number of cost cutting measures during the past three years, including reductions in personnel, we intend to continue to dedicate a significant portion of our financial and personnel resources toward the development of new materials and methods related to our products.

Our research and development team is comprised of 16 research scientists and engineers, many with Doctoral or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with extensive experience in the lighting industry. Our research and development capabilities are further enhanced through collaborations with leaders within and outside the LED lighting industry. We have research and development relationships with professionals and institutions in a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These institutions include leading research organizations, such as NASA, Harvard, Jefferson Medical College, Florida Institute of Technology, University of Guelph and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG and National Semiconductor Corporation. In addition, we have supported and continue to contribute to research including advanced material processing and biological effects of lighting on plants and animals, including a recent study performed at Harvard and an on-going study at Alertness CRC Limited investigating the effects of lighting on human sleep patterns.

Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $4.0 million, $5.6 million and $10.3 million, respectively. We reduced research and development expenses as part of our overall cost-cutting strategy, which we believe is a key component of our on-going efforts to improve our financial results. We expense all of our research and development costs as they are incurred. Research and development expenses are reported net of any funding received under contracts with governmental agencies or commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

Manufacturing and Suppliers

During the past three years, we have increasingly focused on our design and engineering competencies in an effort to develop differentiated products. Accordingly, we design and engineer our products and outsource substantially all of the manufacture and assembly of our products to a number of contract manufacturers internationally. These contract manufacturers purchase components based on our specifications and provide the necessary facilities and labor to manufacture our products. We allocate the manufacture of specific products to the contract manufacturer we believe is best suited for the task. Quality control and lot testing is conducted at our contract manufacturers in Asia. Product qualification and testing is conducted in our facilities in Melbourne, Florida. Our Melbourne facility and each of our contract manufacturers have been ISO9001:2008 certified as conforming to the standards published by the International Organization for Standardization.

We select LEDs based on a combination of availability, price and performance. We believe we have strong relationships with our LED suppliers and receive a high level of cooperation and support from them. In addition, we have entered into strategic relationships with certain of these key LED suppliers that currently give us access to next generation LED technology at an early stage and at competitive prices. Certain of our biological products use a custom LED package that we source from a limited number of suppliers.

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

The LED lighting industry is characterized by rapid technological change, short product lifecycles and frequent new product introductions and a competitive pricing environment. These characteristics create a market environment that demands continuous innovation, provides entry points for new competitors and creates opportunities for rapid shifts in market share. We primarily compete with other providers of LED lighting on the basis of our product performance, as measured by efficacy, light quality, increased lumen output and reliability relative to industry standards and energy related certifications, such as ENERGY STAR and California Energy Commission specifications, as well as on product cost. In addition to these factors, which generally contribute to a lower total cost of ownership and enhanced product quality as compared to alternative lighting solutions, we offer our customers a broad product portfolio. We believe our product design approach, proprietary technology and deep understanding of lighting applications aids our ability to compete in the market for LED lighting.

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented group of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of those that currently supply us, will continue to seek to compete with us. For example, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering in June 2015. In connection with this line review, The Home Depot elected to purchase certain products previously supplied by us directly from overseas suppliers, including one of our suppliers. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

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

As of December 31, 2015, we had obtained 366 patents from the United States Patent Office (the “USPTO”), with another 77 applications pending. These patents and patent applications cover various inventions related to the design and manufacture of LED lighting technology. During 2015, we filed 27 new U.S. patent applications and 35 U.S. patents were issued to us by the USPTO. When it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In certain cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes. Where appropriate, we also license certain of our intellectual property to third parties to further monetize our intellectual property portfolio.

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

We also aggressively enforce our intellectual property rights against third parties. In 2015, we filed four lawsuits against third parties seeking damages and injunctive relief in response to such third parties’ infringement of our patent rights. Four other companies agreed to take a patent license and pay royalties to us. In addition, in April 2015, we filed a lawsuit against several former employees and the company they formed seeking damages and injunctive relief arising out of the defendants’ misappropriation of our trade secrets and other intellectual property. Pursuant to the terms of a settlement agreement, the defendants agreed not to use or disclose our intellectual property and to reimburse us $200,000 in costs, and the defendants’ company agreed to pay to us a commission equal to the greater of (i) $1.7 million and (ii) 5% of defendants’ company’s gross sales of biological and agricultural products during the three-year period ending January 2019.

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

Many of our customers require our products to be certified by Underwriters’ Laboratories, Inc. (“UL”). UL is a U.S.-based independent, nationally recognized testing laboratory, and third-party product safety testing and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, primarily dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have all of our products meet UL standards and be UL listed. There are alternatives to UL certifications but we believe that our customers and end-users prefer UL certification.

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

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations are not material.

Employees

As of December 31, 2015, we had 52 employees in the United States all of which were full-time, and seven full-time employees outside the United States, primarily in Hong Kong and China. We also utilized seven temporary employees and 12 contractors as of December 31, 2015, nine of whom were in the United States. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2015, 2014 and 2013, we had revenue of $79.7 million, $91.3 million and $83.2 million, respectively, and as of December 31, 2015, we had accumulated a deficit of $827.4 million. As evidenced by these financial results, we have not been able to achieve profitability. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

Management believes that, based on our current business plan and subject to certain conditions, we will have sufficient capital to fund our operations for the next 12 months. Our current business plan includes a focus on increasing revenue by updating and expanding our commercial and retail product offerings and capitalizing on the known product needs of our existing customers, improving gross margins by significantly leveraging contract manufacturers in Asia and maintaining our lower cost structure implemented over the last three years. We also believe we will need to replace a significant portion of the decline in revenue anticipated as a result of The Home Depot’s 2015 line review. We could also be forced to rely upon Pegasus’ commitment to help fund our operations and debt service requirements, as described further in the immediately succeeding risk factor. If we do not adequately execute upon our current business plan or if our assumptions or forecasts do not prove to be accurate, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or to further reduce our expenditures to preserve our cash. Additional sources of liquidity may not be available in an amount or on terms that are acceptable to us.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. We had significant revenue growth from 2009 through 2012 and again in 2014, but we had a decrease in revenue in 2013 as compared to 2012 and in 2015 as compared to 2014. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, our ability to diversify our customer base and product sales and to offset the expected decrease in revenue resulting from The Home Depot’s line review in 2015. In addition, our liquidity needs will be impacted by the success of our marketing strategy, market acceptance of our products, the costs associated with, and any adverse outcome in, pending or future litigation, the success of our research and development efforts, the impact of the transition of our product manufacturing to our contract manufacturers, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flows from operations turns positive may depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. Through February 19, 2014, we had an asset-based lending facility (the “Wells Fargo ABL”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided us with borrowing capacity calculated based on our accounts receivable and inventory, unrestricted cash held in a Wells Fargo deposit account, and the amount of a Second Lien Letter of Credit Facility (the “Ares Letter of Credit Facility”) with Ares Capital Corporation (“Ares Capital”). On February 19, 2014, we entered into a $30.5 million five-year term loan (the “Medley Term Loan”) and a two-year delayed draw term loan (as amended from time to time, the “Medley Delayed Draw Loan”) with Medley Capital Corporation (“Medley”) that provided us with borrowing capacity of up to a maximum of $22.5 million. We utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. On April 25, 2014, we entered into a three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) with FCC, LLC d/b/a First Capital (“First Capital”), which provides us with a maximum borrowing capacity of $22.5 million, subject to certain limitations. First Capital sold the FCC ABL to ACF Finco I LP (“Ares”) in May 2015, and the FCC ABL is hereinafter referred to as the “Ares ABL.” We utilized proceeds from the Ares ABL to repay outstanding obligations under the Medley Delayed Draw Loan. As of December 31, 2015, the outstanding balance on the Ares ABL was approximately $6.9 million and we had approximately $6.3 million of additional borrowing capacity, and our outstanding balance on the Medley Term Loan was $29.2 million (net of loan costs and loan discount).

In recent years, we have also raised funds through issuances of our Series H Convertible Preferred Stock (“Series H Preferred Stock”), Series I Convertible Preferred Stock (“Series I Preferred Stock”) and Series J Convertible Preferred Stock (“Series J Preferred Stock” and, collectively with the Series H Preferred Stock and Series I Preferred Stock, the “Convertible Preferred Stock”). We have experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us.

We have historically been dependent on Pegasus for our liquidity needs because other sources of liquidity have been insufficient or unavailable to meet our needs. Pegasus has committed to provide financial support to us of up to $5.25 million, as needed, to fund our operations and debt service requirements for at least the next 12 months. The amount of this commitment will be reduced by amounts funded by other parties (except for draws under the Ares ABL) within the next 12 months that are not repayable by us on or before April 14, 2017. Such commitment, which in no way amounts to a guarantee of our obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as our controlling stockholder, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on our business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors. If we are able to raise funds by selling additional shares of our Common Stock or securities convertible or exercisable into our Common Stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

We may be unable to profitably sell our products in this competitive pricing environment.

Aggressive pricing actions by our competitors may affect our growth prospects and profitability. We may not be able to increase prices if the costs of components and raw materials rise or we may be limited in our ability to increase prices to improve our margins. Even if component and raw material costs were to decline, lower prices offered by competitors may not allow us to hold prices at their current levels, which could negatively impact both net sales and gross margins.

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

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented group of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of those that currently supply us, will continue to seek to compete with us. For example, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering in June 2015. In connection with this line review, The Home Depot elected to purchase certain products previously supplied by us directly from overseas suppliers, including one of our suppliers. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

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

RW LSG Holdings LLC, (“Riverwood Holdings”), an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”) and Pegasus each have the right to cause us to redeem its shares of Series H Preferred Stock and Series I Preferred Stock, respectively, at any time on or after March 27, 2017. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Series H Preferred Stock or Series I Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited (“Zouk”), acting together, have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We would also be required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security which ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (the “Special Redemption”). Holders of our Convertible Preferred Stock would also have the right to require us to redeem such shares upon the uncured material breach of our outstanding obligations under our indebtedness or our uncured breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Further, depending on the ultimate disposition of an appeal bond relating to pending litigation, the certificate of designation governing our newly designated Series K Preferred Stock (the “Series K Preferred Stock” and, collectively with the Convertible Preferred Stock, the “Preferred Stock”) requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of December 31, 2015, in the event we were required to redeem all of our outstanding shares of Preferred Stock, our payment obligation would have been $532.2 million. We would also be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to any redemption of the Preferred Stock. As of December 31, 2015, the aggregate borrowings outstanding under these loan facilities that we would be required to pay was $36.1 million.

Any redemption of shares of Preferred Stock would be limited to funds legally available under Delaware law. The certificates of designation governing our Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to redeem the shares of Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation governing our Preferred Stock provide that we are not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under our credit facilities.

As of December 31, 2015, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption.

The certificate of designation governing the Series H Preferred Stock also provides that, upon the occurrence of a “control event,” we must take any and all actions required and permitted to fix the size of our board of directors to a size that would permit Riverwood (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until we satisfy or otherwise cure the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and we are unable to redeem the shares of Series H Preferred Stock held by Riverwood. If Riverwood were to exercise its optional redemption right and a control event were to occur, Riverwood could take control of our board of directors.

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

We have a limited amount of revenue and a history of losses, and we may not have sufficient cash to allow us to comply with our redemption obligations. Our ability to redeem the Preferred Stock depends upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take certain actions aimed to enable us to redeem the Preferred Stock, such as delaying or reducing capital expenditures, attempting to obtain financing, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to redeem the Preferred Stock. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

Our issuances of shares of Preferred Stock may limit our ability to raise additional capital and/or take certain corporate action.

As of December 31, 2015, we had 276,141.55 shares of Preferred Stock issued and outstanding, consisting of 113,608.52 shares of Series H Preferred Stock, 62,365 shares of Series I Preferred Stock, 80,062 shares of Series J Preferred Stock and 20,106.03 shares of Series K Preferred Stock. The certificates of designation governing the Preferred Stock limit our ability to take certain actions without the consent of Pegasus and Riverwood, including, among other things:

•	redeem, reacquire, pay dividends or make other distributions on our securities;

•	engage in any recapitalization, merger, consolidation, reorganization or similar transaction;

•	incur any indebtedness (A) in excess of that contained in the Ares ABL or Medley Term Loan; or (B) that includes any provision that would limit our ability to redeem any shares of Preferred Stock;

•	issue any equity securities, subject to limited exceptions;

•	enter into any new agreements or transactions with any affiliates or amend or modify the terms of any such agreements; and

•

acquire, license, transfer or sell any property, rights or assets or enter into any joint venture where (A) the aggregate consideration to be paid or received, or (B) the fair market value of the relevant property, rights or assets, exceeds $5.0 million.

A breach of the terms of the Preferred Stock could entitle each holder to redeem their shares of Preferred Stock, which could have a material adverse effect on our liquidity and financial condition.

We are currently engaged in litigation and may suffer material adverse results.

On June 22, 2012, Geveran Investments Limited (“Geveran”), one of our stockholders, filed a lawsuit against us and several other defendants seeking rescission of its $25.0 million investment in the Company, recovery of attorneys’ fees and court costs for alleged violations of the Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation. On August 28, 2014, the court presiding over the lawsuit granted Geveran’s motion for partial summary judgment with respect to its first cause of action for violation of the Florida securities laws. On November 25, 2015, the court entered judgment against the defendants, including us, on a joint and several basis, in the amount of approximately $40.2 million.

On December 4, 2015, we, along with the other defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan Securities, LLC (“J.P. Morgan”) also posted a separate bond in the amount of approximately $20.1 million, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran was in error, that we will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. If we win the appeal, we believe we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on our financial position. Even if we are successful on appeal, we will have to continue with litigation at the trial court level on the merits of the case. In such case, we may be unable to resolve the dispute in our favor and may ultimately be liable to Geveran for damages. Even if we are eventually successful in defending against Geveran’s claims or otherwise settle the litigation, it could result in additional substantial costs to us, could be a distraction to management and could harm our financial position.

We are also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against us under U.S. Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted our summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against us and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. A ruling from the appellate court is not expected until late 2016 or early 2017. If GE Lighting were to prevail on its appeal, the case would likely be remanded to the trial court for further proceedings. If the case is remanded to the trial court, we believe that we have strong defenses against GE Lighting’s claims. However, if GE Lighting’s appeal is successful, we cannot be certain that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

We also are a plaintiff in four pending patent infringement litigation matters in which we allege that the various defendants infringe certain of our U.S. patents. Although we believe we have strong claims in these matters, we may not be able to obtain a favorable outcome, and such litigating will require us to expend significant financial resources.

In addition, because we operate in an industry that includes some companies that are much larger and have significantly greater resources than we do, a disagreement with a competitor that is not amicably resolved can result in litigation that, even if a favorable outcome is reached, could result in substantial costs to us, could be a distraction to our management and could harm our financial position.

We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weaknesses are not remediated, such weaknesses could have a material adverse effect on our operations and/or there could be material misstatements in our financial statements.

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

We have identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses listed below, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.

●

We identified several weaknesses involving the inconsistent application of our spreadsheet formula controls. Specifically, we discovered errors (incorrect formulas and internal spreadsheet references) in spreadsheets used to compute our inventory valuation, our inventory reserve and stock price volatility.

●

We identified a weakness specific to our inventory valuation methodology that led to a year-end adjustment to our financial statements. We evaluated the inventory reserve requirements as of December 31, 2015 and, due to updated assumptions and conclusions resulting from changing market conditions, we determined that an incremental inventory reserve was required.

●

We identified a weakness regarding the application of U.S. GAAP as it relates to the issuance of the Series K Preferred Stock issued during the year ended December 31, 2015. As a result, several adjustments to this transaction were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2015.

These material weaknesses resulted in the misstatement of inventory, an understatement of cost of goods sold and misstatements of additional paid in capital and Series K Preferred Stock, all of which were corrected by management with year-end adjustments that were recorded after December 31, 2015, but prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, the year-end adjustments are properly reflected in the consolidated financial statements included as part of this Form 10-K. We plan to take the necessary actions to remediate the weaknesses identified in our internal controls and to continue to assess our internal controls and procedures. The process of designing and implementing effective internal controls and procedures is a continuous effort, however, that requires us to anticipate and react to changes in our business and economic and regulatory environments. Additionally, we or our independent registered public accounting firm may identify additional weaknesses. The steps we have taken, or may subsequently take, may not be sufficient to fully remediate the material weakness identified or ensure that our internal controls are effective. Complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. We may need to hire, at a material expense to us, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of the remediation of our material weakness or otherwise.

The LED lighting industry is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and fluctuations in supply and demand. If we fail to anticipate and adapt to these changes and fluctuations, our sales, gross margins and profitability will be adversely affected.

In the LED lighting industry, rapid technological changes and short product life cycles often lead to price erosion and product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality, putting pricing pressure on existing products. Further, the industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry can, as it has in the past, lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. Pricing pressure and obsolescence also cause the stated value of our inventory to decline. For the years ended December 31, 2015, 2014 and 2013, we recorded an inventory write-down of $3.8 million, $4.7 million and $11.4 million, respectively, and a provision for expected losses on non-cancellable purchase commitments of $116,000, $507,000 and $2.3 million, respectively. In addition, if we are unable to develop planned new technologies or if our transition to contract manufacturing is unsuccessful, we may not be able to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross margins and profitability will be adversely affected.

If our developed technology or technology under development does not achieve market acceptance, prospects for our growth and profitability would be limited.

Our future success depends on continued market acceptance of our LED technology and the technology currently under development. Although adoption of LED lighting has grown in recent years, adoption of LED lighting products for general illumination is in its early stages, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Moreover, if existing sources of light other than LED lighting products achieve or maintain greater market adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations. In addition, we have invested significant resources in the area of biological (or spectrum control) lighting. This technology is in its early stages and therefore may not achieve broad market acceptance. If market acceptance is not achieved, our growth prospects would be limited.

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

For the years ended December 31, 2015, 2014 and 2013, The Home Depot accounted for 91%, 80% and 55% of our revenue, respectively. The Home Depot performed a periodic product line review in June 2015 relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which is expected to go into full effect in the second quarter of 2016. Pursuant to the new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015, 2014 and 2013. We were, however, selected to supply certain new products to The Home Depot and we will continue to supply certain other products to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified “big box” and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, we expect 2016 sales to The Home Depot and, as a result, total revenue, to be significantly less than it was in 2015. However, because we cannot reasonably estimate the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot or by any potential new sales to other retailers, we cannot determine at this time the overall impact that the results of The Home Depot line review will have on our financial condition and operations in the future. A loss of The Home Depot as a customer or a significant and continuing decline in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

The Home Depot has required, and we expect will continue to require, increased service and order accommodations as well as incremental promotional investments. We may face increased expenses to meet these demands, which would reduce our margins. In addition, we generally have little or no influence on The Home Depot’s promotional or pricing policies, which may affect our sales volume.

If we do not successfully manage our network of distributors and independent sales representatives, we may not be able to increase sales to meet growth expectations.

Our growth and future financial performance will depend on our ability to maintain and exploit our internal sales and service organization and to substantially increase the scope of our distribution and sales network, both domestically and internationally. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful. We may face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis.

Certain of these relationships are not subject to a detailed contract and therefore may be subject to termination at any time. The agreements that we do have are generally short-term, not exclusive, and can be cancelled by the counterparty without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that we or the end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

Our products may contain defects that could reduce sales, result in costs associated with the recall of or warranty obligations associated with those items and result in claims against us.

The manufacture of our products involves highly complex processes. Despite testing by us, our contract manufacturers and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five-year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at our discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. For the years ended December 31, 2015 and 2014, we incurred $1.8 million and $4.8 million, respectively, in warranty expense primarily related to products returned under our standard warranty and the estimated expenses related to failure rates on two of our replacement lamp product lines sold in 2011 and 2012.  If our products experience failure rates in excess of our estimates, we may continue to incur increased warranty expenses in the future.

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

The lighting industry is subject to significant fluctuations in the availability of raw materials, components and subsystems. Our contract manufacturers supply certain standard electronic components as well as custom components critical to the manufacture of our lighting devices. The principal raw materials and components used in the manufacture of our products are packaged LEDs and printed circuit boards, magnetic and standard electrical components such as capacitors, resistors and diodes, wire, plastics for optical systems and aluminum for housings and heat sinks. From time to time, packaged LEDs and electronic components have been in short supply due to demand and production constraints. If we do not accurately forecast demand for our products, we or our contract manufacturers may not be able to find an adequate alternative source of supply at an acceptable cost. Any significant interruption in the supply of these raw materials, components and subsystems or our products could have a material adverse effect on our results of operations.

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

On February 19, 2014, we entered into the Medley Term Loan and Medley Delayed Draw Loan, and we utilized proceeds from the Medley Term Loan to repay our outstanding obligations under the Wells Fargo ABL and the Ares Letter of Credit Facility. On April 25, 2014, we entered into the Ares ABL which provides us with a maximum borrowing capacity of $22.5 million, which capacity is limited by a borrowing base equal to (i) the sum of (A) 85% of the Company’s eligible accounts receivable and (B) the lesser of (a) $10 million and (b) the sum of (x) the lesser of (1) 65% of the dollar value of certain eligible inventory and (2) 85% of the net orderly liquidation value of such eligible inventory, (y) 65% of certain other inventory and (z) the lesser of (1) $4.5 million and (2) the lesser of 65% of the dollar value or 85% of the net orderly liquidation value of eligible inventory that is in-transit, minus (ii) the sum of reserves established by First Capital and the amount of our outstanding letter of credit obligations. We utilized proceeds from the Ares ABL to repay outstanding obligations under the Medley Delayed Draw Loan. As of December 31, 2015, the balance outstanding on the Ares ABL was approximately $6.9 million and we had approximately $6.3 million of additional borrowing capacity.

Borrowings under the Medley Term Loan and Ares ABL are secured by substantially all of our assets and our material wholly owned subsidiaries (subject to certain permitted liens) and may be used for working capital requirements and other general corporate purposes. We may replace the Ares ABL facility with a replacement revolving facility, on a secured first priority basis, without penalty or premium, subject to the negotiation of loan documents and an intercreditor agreement on terms and conditions satisfactory to Ares and Medley.

The inability to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Medley Term Loan and Ares ABL could result in a default under these facilities. Further, we are required under our credit facilities to maintain a certain minimum EBITDA and a minimum fixed charge coverage ratio of 1.00 to 1.00. Failure to comply with these or any other requirements of our indebtedness could result in a default. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreements or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

If we are unable to obtain and protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

As of December 31, 2015, we held 366 U.S. patents and 77 additional patent applications were pending. These patents and patent applications cover various inventions related to the design and manufacture of LED lighting technology. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In addition, as appropriate, we also license certain of our intellectual property to third parties in an effort to monetize our intellectual property portfolio. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Accordingly, some or all of our patent applications may not be granted. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 142 of the products that we were producing as of December 31, 2015. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

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

The operations of many of our third party manufacturers are subject to additional risks that are beyond our control and that could harm our business.

Most of our products are manufactured by third-party contract manufacturers in foreign countries. Approximately 99%, 85% and 60% of our products were manufactured internationally during 2015, 2014 and 2013, respectively. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

●	political or labor unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	currency exchange fluctuations;

●

the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, trade restrictions and restrictions on the transfer of funds, as well as rules and regulations regarding climate change;

●	reduced protection for intellectual property rights in some countries;

●	disruptions or delays in shipments; and

●	changes in local economic conditions in countries where our manufacturers and suppliers are located.

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

Affiliates of Pegasus Capital beneficially owned approximately 90% of our Common Stock as of December 31, 2015. As a result of this ownership, Pegasus Capital has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus Capital may cause corporate actions to be taken even if the interests of Pegasus Capital conflict with the interests of our other stockholders.

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

We have never declared or paid cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We have a history of losses and currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of the Medley Term Loan and the Ares ABL restrict our ability to pay cash dividends and any future credit facilities or loan agreements may further restrict our ability to pay cash dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of potential gain for the foreseeable future.

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

Item 2. Properties.

Our principal administrative, sales and marketing operations are located at our West Warwick, Rhode Island headquarters. Our research and development operations, which includes product qualification and testing, are located at our Melbourne and Cocoa Beach, Florida locations.

As of March 29, 2016, we occupied leased office and industrial space in the following locations:

Location	Estimated Monthly Rental Cost	Expiration date
Melbourne, Florida	$23,059	December 2019

Cocoa Beach, Florida	$5,500	October 2016

West Warwick, Rhode Island	$4,564	August 31, 2017

Noida, India	$1,582	June 2016

Item 3. Legal Proceedings.

On June 22, 2012, Geveran, one of our stockholders, filed a lawsuit against us and several other defendants in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida.  The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names us as defendants, as well as Pegasus Capital and nine other entities affiliated with Pegasus; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus; Gregory Kaiser, our former Chief Financial Officer; J.P. Morgan; and two employees of J.P. Morgan.  Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws.  Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 25, 2015, the court entered judgment against the defendants, including us, on a joint and several basis, in the amount of approximately $40.2 million.

On December 4, 2015, we, along with the other defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan also posted a separate $20.1 million bond, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran was in error, that we will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. Were that to occur, we believe we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on our financial position. We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of our legal fees and costs in this matter.  However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran.  Based upon the terms of an engagement letter, we have also paid, and may be required to pay in the future, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for our private placement with Geveran.  Such payments are not covered by our insurance.  The engagement letter executed with J.P. Morgan provides that we will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

We are also a defendant in an action brought by GE Lighting in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of infringement by us, as well as five other LED manufacturers, of U.S. Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We deny liability in connection with this matter, assert non-infringement defenses, and also assert that the patents include terms that are indefinite and thus are invalid. On August 5, 2015, the Federal District Court granted our summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against us and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. A ruling from the appellate court is not expected until late 2016 or early 2017. The appellate court could reverse the judgment and remand the case back to the Federal District Court for further proceedings. Were that to occur, we believe that we have strong defenses against GE Lighting’s claims. However, if GE Lighting’s appeal is successful, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

We also are a plaintiff in four pending patent infringement litigation matters in which we allege that the various defendants infringe certain of our U.S. patents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “LSGC.” Our Common Stock last traded at $0.09 on March 29, 2016, and there were approximately 266 stockholders of record of our Common Stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding Common Stock hold shares of record in broker “street names” for the benefit of individual investors. As of March 29, 2016, there were 210,302,131 shares of our Common Stock outstanding.

The following table provides the high and low closing bid price information for our Common Stock for each quarterly period within the two most recent years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

COMMON STOCK

Market Price of Our Common Stock

	High	Low
2015
First Quarter	$0.50	$0.09
Second Quarter	$0.32	$0.14
Third Quarter	$0.25	$0.14
Fourth Quarter	$0.15	$0.07

2014
First Quarter	$0.42	$0.34
Second Quarter	$0.43	$0.35
Third Quarter	$0.37	$0.14
Fourth Quarter	$0.20	$0.09

2013
First Quarter	$0.69	$0.52
Second Quarter	$0.58	$0.30
Third Quarter	$0.45	$0.32
Fourth Quarter	$0.58	$0.28

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

Recent Sales of Unregistered Securities

On February 23, 2016, we issued 3,000 units of our securities (“Series J Securities”) to Holdings III for gross proceeds of $3.0 million, with each Series J Security consisting of (a) one share of Series J Preferred Stock and (b) a warrant to purchase 2,650 shares of our Common Stock (a “Series J Warrant”) at an exercise price of $0.001 per share of Common Stock. We issued the Series J Securities pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015 with Holdings III and Pegasus Fund IV.

Each share of Series J Preferred Stock is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (i) $1,000 by (ii) the $0.95 conversion price of the Series J Preferred Stock, subject to adjustment in accordance with the terms set forth in the certificate of designation governing the Series J Preferred Stock.

Upon the consummation of a qualified public offering (“QPO”) where (i) the gross proceeds received by us and any selling stockholders in the offering are no less than $100 million and (ii) our market capitalization immediately after consummation of the offering is no less than $500 million, each outstanding share of Series J Preferred Stock will automatically convert into the number of shares of Common Stock equal to the greater of (a) the number of Optional Conversion Shares or (b) the quotient obtained by dividing (x) $2,000 (subject to adjustment in accordance with the terms set forth in the certificate of designation governing the Series J Preferred Stock) by (y) the price per share of Common Stock paid by the public in the QPO.

We issued the shares of Series J Preferred Stock and the Series J Warrants issued on February 23, 2016 pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the safe harbors for sales provided by Regulation D promulgated thereunder.

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$79,749,772	$91,284,860	$83,221,557	$127,111,351	$108,981,588
Cost of goods sold	68,548,508	87,702,728	98,043,280	146,902,807	129,187,145
Gross margin	11,201,264	3,582,132	(14,821,723)	(19,791,456)	(20,205,557)

Operating expenses:
Selling, distribution and administrative	22,652,775	34,024,300	51,395,936	60,928,462	52,817,425
Research and development	3,999,727	5,647,568	10,338,799	10,071,839	10,670,455
Write-off of deferred offering costs	-	-	-	-	1,269,318
Restructuring expenses	1,883,326	3,467,835	4,657,497	6,212,936	598,037
Impairment of goodwill and other long-lived assets	-	-	-	379,537	4,121,349
Depreciation and amortization	1,973,959	3,355,865	8,722,030	8,411,187	4,895,742
Total operating expenses	30,509,787	46,495,568	75,114,262	86,003,961	74,372,326
Loss from operations	(19,308,523)	(42,913,436)	(89,935,985)	(105,795,417)	(94,577,883)

Total other income (expense)	(7,762,485)	(22,681,237)	118,653	(5,544,992)	4,143,315

Loss before income tax expense (benefit)	(27,071,008)	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)

Income tax expense (benefit)	16,502	-	-	-	-

Net loss	(27,087,510)	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)

Foreign currency translation gain (loss)	1,455,691	410,800	(51,172)	(69,734)	(89,486)

Comprehensive loss	$(25,631,819)	$(65,183,873)	$(89,868,504)	$(111,410,143)	$(90,524,054)

Basic and diluted net loss per weighted average common share	$-	$-	$-	$-	$(0.48)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.19)	$(0.44)	$(0.55)	$(1.47)	$-
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.20)	$(0.45)	$(0.55)	$(1.92)	$-

Basic and diluted weighted average number of common shares outstanding	-	-	-	-	189,671,299
Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	303,742,731	232,409,186	170,662,220	171,336,891	-
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	98,598,998	60,001,396	35,070,340	33,642,080	-

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
Cash and cash equivalents	647,526	1,609,297	11,195,412	15,834,077	3,071,673
Working capital (1)	8,249,449	6,044,363	(19,719,888)	37,355,821	18,284,652
Total assets	41,575,351	51,592,332	55,297,126	85,593,786	114,650,508
Total liabilities	60,765,810	69,741,739	74,190,313	35,065,988	102,066,009
Series H Redeemable Convertible Preferred Stock	227,220,149	227,220,149	227,220,149	227,288,549	-
Series I Redeemable Convertible Preferred Stock	124,736,627	124,736,627	124,736,627	124,736,627	-
Series J Redeemable Convertible Preferred Stock	160,124,000	116,950,000	40,000,000	-	-
Series K Redeemable Preferred Stock	20,106,030	-	-	-	-
Total stockholders' equity (deficit)	(551,377,265)	(487,056,183)	(410,849,963)	(304,497,378)	12,584,499

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward- looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.

Overview

We are an innovator and global provider of light emitting diode (“LED”) lighting technology. We design, develop and market advanced, environmentally sustainable and differentiated illumination solutions that exclusively use LEDs as their light source. Our product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures). Our lamps and luminaires are used for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications and include LED lighting technology whose color is tuned to achieve specific biological effects. We believe our proprietary technology, unique designs and key relationships throughout the LED lighting supply chain position us favorably to capitalize on the expanding acceptance of LEDs as a lighting source.

Our strategic plan for the next three fiscal years consists of creating strong biologically correct lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. We also intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross margin and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross margin improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach to our contract manufacturing partners in Asia, from which we source the majority of our components. In 2015, we opened a new distribution center in Seattle, Washington in order to reduce the transit time for products from Asia and to provide us with an additional port through which we can import goods. A labor dispute at the Port of Los Angeles in 2015 caused work slowdowns and, as a result, affected the timing and predictability of our deliveries. We believe that our additional distribution facility will help to better maintain the continuity of our supply chain and improve our supply-to-cash cycle time.

LED Lighting Industry Trends

There are a number of industry factors that affect our business and results of operations including, among others:

•

Rate and extent of adoption of LED lighting products. Our potential for growth will be driven by the rate and extent of adoption of LED lighting within the general illumination market and our ability to affect this rate of adoption through the offering of competitive lighting solutions. Although LED lighting is relatively new, its adoption has grown in recent years. Innovations and advancements in LED lighting technology that improve product performance and reduce product cost continue to enhance the value proposition of LED lighting for general illumination and expand its potential commercial applications.

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

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit (deficit) for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013

Revenue	$79,749,772	$91,284,860	$83,221,557
Cost of goods sold	68,548,508	87,702,728	98,043,280

Gross profit (deficit)	$11,201,264	$3,582,132	$(14,821,723)

GAAP gross profit percentage	14.0%	3.9%	-17.8%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $11.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease in revenue was due to a decrease in sales to commercial customers of $10.5 million and a $1.0 million decrease in sales to The Home Depot, Inc. (“The Home Depot”) during 2015. For the year ended December 31, 2014, our revenue increased by $8.1 million as compared to the year ended December 31, 2013. The increase in revenue for the year ended December 31, 2014 primarily resulted from a $27.1 million increase in sales to The Home Depot. Our increase in sales to The Home Depot was partially offset by a $19.1 million aggregate decrease in sales to commercial customers.

We continue to pursue new relationships with retailers and original equipment manufacturers (“OEMs”) to help increase and diversity our sales. In addition, we have increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of LED lighting.

Our gross margins are principally driven by the mix and quantity of products we sell. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our sales, distribution and administrative, research and development and other operating expense. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life cycles and, therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances may require us to record inventory reserves and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

During the year ended December 31, 2015, our gross margin improved due to changes in the mix of products sold (more sales from higher margin inventory) and lower charges for inventory reserves and for warranty expenses, as well as increased use of contract manufacturing in Asia resulting in lower costs of production. During the year ended December 31, 2014, the improvement in our gross margin as compared to the year ended December 31, 2013 was primarily attributed to our transition to lower cost contract manufacturers in Asia, which was substantially complete as of June 30, 2014. This improvement was partially offset by a $4.7 million inventory write-off and a $507,000 provision for expected losses on non-cancelable purchase commitments.

Excluding the impact of the inventory reserves and the provision for losses on non-cancellable purchase commitments, our adjusted cost of goods sold would have been $64.6 million (or an adjusted gross margin of 18.9%) for the year ended December 31, 2015, $82.5 million (or an adjusted gross margin of 9.8%) for the year ended December 31, 2014 and $84.3 million (or a negative adjusted gross margin of 1.3%) for the year ended December 31, 2013.

Non-GAAP Financial Measures

Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our on-going review of financial information related to our business, we regularly use non-GAAP measures, particularly non-GAAP adjusted gross margin and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

The adjusted presentation below is used by management to measure our business performance and we believe it provides useful information regarding the trend in gross margin percentage based on revenue from sales of our products to customers. We define non-GAAP adjusted operating expenses as total operating expenses less non-cash expenses for stock based compensation, restructuring expenses and depreciation and amortization. Non-GAAP adjusted operating expenses for the year ended December 31, 2015 decreased 32.3% while revenue decreased 12.6% compared to the year ended December 31, 2014 and non-GAAP adjusted operating expenses for the year ended December 31, 2014 decreased 39.0% while adjusted revenue increased 9.7% compared to the year ended December 31, 2013. Non-GAAP adjusted operating expenses represented 30.2% of adjusted revenue for the year ended December 31, 2015 compared to 34.0% and 64.8% adjusted revenue for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, the decrease in non-GAAP adjusted operating expense as a percentage of revenue was due primarily to significant cost cutting measures taken in 2014 with the resulting cost savings realized in 2015, as well as our increased use of contract manufacturing in Asia resulting in lower cost per unit of inventory purchased.

	Years Ended December 31,
	2015	2014	2013

Revenue	$79,749,772	$91,284,860	$83,221,557
Add back:
Non-cash sales incentives for THD Warrant	-	102,500	-

Adjusted revenue	79,749,772	91,387,360	83,221,557

Cost of goods sold	68,548,508	87,702,728	98,043,280
Deduct:
Provisions for inventory valuation and losses on purchase commitments	3,902,039	5,229,693	13,698,374

Adjusted cost of goods sold	64,646,469	82,473,035	84,344,906

Adjusted gross margin	$15,103,303	$8,914,325	$(1,123,349)

GAAP gross margin percentage	14.0%	3.9%	-17.8%

Non-GAAP adjusted gross margin percentage	18.9%	9.8%	-1.3%

Total operating expense	$30,509,787.0	$46,495,568.0	$75,114,262.0
Less:
Issuance of non-cash stock options for directors compensation	358,671	669,639	745,610
Non-cash stock option and restricted stock compensation expense	2,171,133	3,390,005	7,021,503
Restructuring expense	1,883,326	3,467,835	4,657,497
Depreciation and amortization	1,973,959	3,355,865	8,722,030

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$24,122,698	$35,612,224	$53,967,622

GAAP operating expenses as a percentage of revenue	38.3%	50.9%	90.3%

Non-GAAP operating expenses as a percentage of revenue	30.2%	39.0%	64.8%

During 2014 and 2013, we adapted our supply chain and logistics processes to improve our ability to provide more efficient service to our customers and focus our efforts on developing innovative products. We continued to make improvements in our forecasting and finished goods inventory management, continued the transition of our manufacturing processes to lower cost contract manufacturers in Asia and continued to enhance our new product innovation process.

We believe that the changes we initiated improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Melbourne, Florida research and development facility, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we are seeking to expand our product offerings to compete across multiple industry verticals.

Recent Events

On February 23, 2016, we issued 3,000 units of our securities (“Series J Securities”) to LSGC Holdings III LLC (“Holdings III”), an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), for gross proceeds of $3.0 million, with each Series J Security consisting of (a) one share of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (b) a warrant to purchase 2,650 shares of our Common Stock (a “Series J Warrant”) at an exercise price of $0.001 per share of Common Stock. We issued the Series J Securities pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015 (the “Subscription and Support Agreement”) with Holdings III and Pegasus Partners IV, L.P. (“Pegasus Fund IV”).

As contemplated by the Subscription and Support Agreement and to facilitate support for the Appeal Bond (as defined below), on September 15, 2015, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 40,000 shares of our preferred stock as Series K Preferred Stock (the “Series K Preferred Stock”) having the designations, preferences, voting rights and other special rights set forth therein (the “Series K Certificate of Designation”). The Series K Preferred Stock is senior to our Series H Convertible Preferred Stock (the “Series H Preferred Stock”), our Series I Convertible Preferred Stock (the “Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), the Series J Preferred Stock and the Common Stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of the Company. Depending on whether the Appeal Bond has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.

On November 25, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”) in a pending lawsuit brought by Geveran Investments Limited (“Geveran”) against us and several of our affiliates and equity holders and certain other persons (the “Geveran Case”). In connection with the entry of the Summary Judgment Order, we, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of approximately $20.1 million (the “Appeal Bond”) in support of our appeal of the Summary Judgment Order. As contemplated by the Subscription and Support Agreement, Pegasus Fund IV agreed to assist us in securing the Appeal Bond on the terms set forth in that certain General Indemnity Agreement and related side letter by and among us, Pegasus Fund IV and the issuer of the Appeal Bond (the “Appeal Bond Agreements”). We, Pegasus Fund IV and the issuer of the Appeal Bond executed the Appeal Bond Agreements on December 4, 2015. On December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, we issued 20,106.03 units of our securities (the “Series K Securities”) to Pegasus Fund IV pursuant to the Subscription and Support Agreement, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000.

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

Inventories

Inventories are stated at the lower of cost or market and have historically consisted of raw materials and purchased components and subsystems, work-in-process and finished lighting products, but currently consist almost exclusively of finished lighting products due to our transition to the use of contract manufacturers exclusively. We use a standard costing methodology, which approximates actual cost on a weighted average basis to value our inventories and we review our standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that our inventories approximate current actual costs. Any purchase price variance or variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each quarter. Market is determined based upon current sales transactions of the underlying inventory less the cost of disposal.

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

Financial Operations Overview

Revenue

Our revenue is derived primarily from the sale of our LED-based retrofit lamps and luminaires for indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. Our revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, relies on on-going improvements in LED lighting performance as well as reductions in LED lighting cost. We expect our selling prices to continue to decline over time and anticipate that these declines would be offset by increases in sales volume. Our product revenue is also impacted by our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain retail customers, specifically The Home Depot, and OEM customers, which provide us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue.

The Home Depot performed a periodic product line review relating to its entire private label LED lighting product offering in June 2015. In connection with this line review, The Home Depot elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015, 2014 and 2013. We were, however, selected to supply certain new products to The Home Depot and we will continue to supply certain other products to The Home Depot. As a result of the line review, we expect 2016 sales to The Home Depot and, as a result, total revenue, to be significantly less than it was in 2015. However, because we cannot reasonably estimate the extent to which such reduced revenue may be offset by sales of new products to The Home Depot or by any potential new sales to other retailers, we cannot determine at this time the overall impact that the results of The Home Depot line review will have on our financial condition and operations in the future. The Home Depot accounted for 91%, 80% and 55% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As a result, the success of our direct sales efforts and our ability to grow and effectively manage the roster of distributors and independent sales agents that sell our products will be increasingly critical to our business.

Cost of Goods Sold and Gross Profit (Deficit)

Cost of goods sold includes the cost of products purchased from our contract manufacturers as well as the cost of related inbound freight, manufacturing labor, production overhead and warranty costs. We also include provisions for excess and obsolete inventory and non-cancellable purchase commitments in our cost of goods sold. We source our manufactured products based on sales projections and customer orders.

Currently, purchased products from our contract manufacturers represent the largest portion of our cost of goods sold. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our sales. In periods of rapidly increasing demand, however, we may incur higher costs to ensure an adequate supply of products and components and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific products and the greater the distance is between our production sites and such suppliers. We have historically incurred higher costs to the extent our supply chain management and production processes resulted in larger physical inventory variances or lower yields. With the transition to our contract manufacturers, we believe we will see continued improvement in our gross profit due to our increased ability to manage our inventory costs. Our contract manufacturers provide improved manufacturing capacity, which we expect will reduce the lead-time requirements for most products and reduce the amount of inventory we will be required to carry in the future. In addition, the transition to contract manufacturers has led to a reduction in overhead and labor costs.

During 2015, our cost of goods sold continued to be adversely impacted by our ability to accurately forecast product demand and manage the procurement and availability of our materials. Acquisition costs generally decline on a per unit basis with an increase in throughput through better execution and higher volumes of production, as well as technological advances in the manufacturing process. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability. Additionally, our ability to control excess inventory reserves depends on how accurately we match future purchases of inventory with future sales.

Our gross margin is also affected by a number of other factors, including the average selling price of our products and our ability to offset declining prices with lower production costs. Our mix of products sold and the customers to whom they are sold also impact our gross margin as certain of our products have higher levels of profitability and we may contractually price our products at lower levels for certain customers based on volume expectations, contract duration and our own cost reduction roadmap. To the extent we suffer temporary manufacturing or supply chain inefficiencies, implementation of our cost reduction roadmap may be delayed resulting in unplanned declines in gross margin for certain products until these inefficiencies are addressed.

Operating Expenses

Operating expenses consist of selling, distribution and administrative expenses and research and development expenses. Personnel-related expenses comprise the most significant component of these expenses. In any particular period, the timing of additional hires or layoffs could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, fees for professional services, public company costs, travel and other out-of-pocket expenses, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent and other litigation, are inherently hard to predict and may vary materially from period to period. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in selling, distribution and administrative expenses. We will continue to explore opportunities to lower our cost structure.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses for employees engaged in the development of new products, the enhancement of existing products and research into new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. Research and development expenses also include costs of lab materials and prototypes related to these activities and allocated facilities and other related overhead costs. We expense all of our research and development costs as they are incurred. Research and development expenses are reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

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

Results of operations

The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated (some items may not add due to rounding):

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,		Variance		Percentage of Revenue
	2015	2014	$	%	2015	2014
Revenue	$79,749,772	$91,284,860	(11,535,088)	-12.6%	100.0%	100.0%
Cost of goods sold	68,548,508	87,702,728	(19,154,220)	-21.8%	86.0%	96.1%
Selling, distribution and administrative	22,652,775	34,024,300	(11,371,525)	-33.4%	28.4%	37.3%
Research and development	3,999,727	5,647,568	(1,647,841)	-29.2%	5.0%	6.2%
Restructuring expenses	1,883,326	3,467,835	(1,584,509)	-45.7%	2.4%	3.8%
Depreciation and amortization	1,973,959	3,355,865	(1,381,906)	-41.2%	2.5%	3.7%
Interest income	1,173	8,173	(7,000)	*	0.0%	0.0%
Interest expense, including related party	(6,816,375)	(6,755,245)	61,130	*	-8.5%	-7.4%
(Increase) decrease in fair value of liabilities under derivative contracts	(598,524)	(15,667,304)	(15,068,780)	-96.2%	-0.8%	-17.2%
Other (expense) income, net	(348,759)	(266,861)	(81,898)	*	-0.4%	-0.3%
Income tax expense	16,502	-	16,502	*	0.0%	0.0%
Net loss	$(27,087,510)	$(65,594,673)	38,507,163	-58.7%	-34.0%	-71.9%

*	Variance is not meaningful.

Revenue

Revenue decreased $11.5 million, or 12.6%, to $79.7 million for the year ended December 31, 2015 from $91.3 million for the year ended December 31, 2014. The decrease in revenue was primarily a result of a $10.5 million decrease in sales to commercial customers during the year ended December 31, 2015 as compared to the prior year. Additionally, sales to The Home Depot declined by $1.0 million, or 1.4%, during the year ended December 31, 2015 as compared to the prior year.

Cost of goods sold

Cost of goods sold decreased $19.2 million, or 21.8%, to $68.5 million for the year ended December 31, 2015 from $87.7 million for the year ended December 31, 2014. The decrease in cost of goods sold was due to several factors, including a $3.0 million decrease in warranty expense and a $1.1 million decrease in inventory reserve charges, as well as a reduction in sales and the impact of our on-going transition to lower cost contract manufacturers in Asia resulting in lower costs of good purchased. Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2015 to 86.0% (or gross margin of 14.0%) as compared to 96.1% (or gross margin of 3.9%) for the year ended December 31, 2014.

Excluding the impact of the inventory reserves and the provision for losses on non-cancellable purchase commitments, our non-GAAP adjusted cost of goods sold was $64.8 million for the year ended December 31, 2015, a decrease of $17.6 million, or 21.4%, as compared to $82.5 million for the year ended December 31, 2014. This decrease in non-GAAP adjusted cost of goods sold corresponds with the impact of the transition to lower cost contract manufacturers in Asia that we initiated in the third quarter of 2013. Excluding the impact of the inventory write-offs discussed above, our non-GAAP adjusted gross margin was 18.7% for the year ended December 31, 2015 as compared to non-GAAP adjusted gross margin of 9.8% for the year ended December 31, 2014.

See our reconciliation of non-GAAP financial measures under “Overview – Non-GAAP Financial Measures” on page 25.

Selling, distribution and administrative

Selling, distribution and administrative expenses decreased $11.4 million, or 33.4%, to $22.7 million for the year ended December 31, 2015 from $34.0 million for the year ended December 31, 2014, and decreased as a percentage of revenue to 28.4% for the year ended December 31, 2015 from 37.3% for the year ended December 31, 2014. The decrease in selling, distribution and administrative expenses was primarily due an $8.6 million decrease in personnel-related expense resulting from the workforce reductions initiated in 2014. Additionally, facilities-related expenses decreased $1.2 million and promotional and sample and other expenses decreased $1.5 million during the year ended December 31, 2015 as compared to the prior year.

Research and development

Research and development expenses decreased $1.6 million, or 29.2%, to $4.0 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014, and decreased as a percentage of revenue to 5.0% for the year ended December 31, 2015 from 6.2% for the year ended December 31, 2014. The decrease in research and development expenses was primarily due to lower personnel-related expense driven by the workforce reductions during 2014.

Restructuring expenses

Restructuring expenses decreased $1.6 million, or 45.7%, to $1.9 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014. Restructuring expenses during the year ended December 31, 2015 consisted of the loss on the closure of our former Netherlands subsidiary of $1.6 million and severance costs of $297,000 related to additional headcount reductions in the United States.

Depreciation and amortization

Depreciation and amortization expense decreased $1.4 million, or 41.2%, to $2.0 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014, and decreased as a percentage of revenue to 2.5% for the year ended December 31, 2015 from 3.7% for the year ended December 31, 2014. The decrease in depreciation and amortization expense was primarily a result of the impairment of manufacturing equipment and tools and molds recognized during 2014, in connection with our transition to lower cost contract manufacturers in Asia, which impairment was not repeated in 2015.

(Increase) decrease in fair value of liabilities under derivative contracts

The change in the fair value of liabilities under derivative contracts is driven by changes in the trading price of our Common Stock and changes in risk-free interest rates. The increase in fair value of liabilities under derivative contracts for the year ended December 31, 2015 was $598,000, compared to an increase of $15.7 million for the year ended December 31, 2014, representing a decline of 96.2%, or $15.1 million. The change was due to the relatively small change in the prices of our Common Stock between the year ended December 31, 2015 and the year ended December 31, 2014.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013.

	Years Ended December 31,		Variance		Percentage of Revenue
	2014	2013	$	%	2014	2013
Revenue	$91,284,860	$83,221,557	8,063,303	9.7%	100.0%	100.0%
Cost of goods sold	87,702,728	98,043,280	(10,340,552)	-10.5%	96.1%	117.8%
Selling, distribution and administrative	34,024,300	51,395,936	(17,371,636)	-33.8%	37.3%	61.8%
Research and development	5,647,568	10,338,799	(4,691,231)	-45.4%	6.2%	12.4%
Restructuring expense	3,467,835	4,657,497	(1,189,662)	-25.5%	3.8%	5.6%
Depreciation and amortization	3,355,865	8,722,030	(5,366,165)	-61.5%	3.7%	10.5%
Interest income	8,173	4,749	3,424	72.1%	0.0%	0.0%
Interest expense, including related party	(6,755,245)	(4,026,560)	2,728,685	-67.8%	-7.4%	-4.8%
(Increase) decrease in fair value of liabilities under derivative contracts	(15,667,304)	3,892,994	19,560,298	*	-17.2%	4.7%
Other income (expense), net	(266,861)	247,470	(514,331)	*	-0.3%	0.3%
Net loss	$(65,594,673)	$(89,817,332)	24,222,659	-27.0%	-71.9%	-107.9%

*	Variance is not meaningful.

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

Cost of goods sold

Cost of goods sold decreased $10.3 million, or 10.5%, to $87.7 million for the year ended December 31, 2014 from $98.0 million for the year ended December 31, 2013. The decrease in cost of goods sold was primarily due to an $8.5 million decrease in the provision for inventory write-offs for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and the impact of our transition to lower cost contract manufacturers in Asia during the year ended December 31, 2014. Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2014 to 96.1% (or gross margin of 3.9%) as compared to 117.8% (or negative gross margin of 17.8%) for the year ended December 31, 2013.

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

See our reconciliation of non-GAAP financial measures under “Overview – Non-GAAP Financial Measures” on page 25.

Selling, distribution and administrative

Selling, distribution and administrative expenses decreased $17.4 million, or 33.8%, to $34.0 million for the year ended December 31, 2014 from $51.4 million for the year ended December 31, 2013, and decreased as a percentage of revenue to 37.3% for the year ended December 31, 2014 from 61.8% for the year ended December 31, 2013. The decrease in selling, distribution and administrative expenses was primarily due to a $5.9 million decrease in personnel-related expense resulting from the workforce reductions in the fourth quarter of 2013 and the first, third and fourth quarters of 2014, a $4.0 million decrease in facilities and personnel costs due to the winding down of our operations in Mexico, India, the United Kingdom and the Netherlands, a $2.0 million reduction in advertising, promotions and samples expense, a $1.8 million decrease in freight and logistics, a $1.3 million reduction in commission to agents, a $1.2 million reduction in legal fees, a $532,000 reduction in consulting fees and a $413,000 reduction in software expenses.

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

Interest expense, including related party

Interest expense, including related party interest, increased $2.7 million, or 67.8%, to $6.8 million for the year ended December 31, 2014 from $4.0 million for the year ended December 31, 2013. The increase in interest expense was primarily due to the impact of the Medley Term Loan and the Medley Delayed Draw Loan that we entered into with Medley on February 19, 2014. Interest expense for the year ended December 31, 2014 consisted of $4.9 million of interest expense and fees related to the Medley Term Loan and the Medley Delayed Draw Loan, $659,000 of interest expense and fees related to the FCC ABL, which we entered into on April 25, 2014, $476,000 non-cash interest expense related to the amortization of the Pegasus Guaranty, $264,000 of interest expense and fees related to the Wells Fargo ABL and $426,000 of interest expense related to the Ares Letter of Credit Facility. Interest expense for the year ended December 31, 2013 consisted primarily of $2.7 million of interest related to the Ares Letter of Credit Facility and $1.3 million of interest expense and fees related to the Wells Fargo ABL.

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

The fair value of the outstanding Pegasus Warrant and the Riverwood Warrants decreased by $1.4 million for the year ended December 31, 2014 and $2.6 million for the year ended December 31, 2013. These changes in fair value are impacted by a number of factors, including the change of the strike price of the Riverwood Warrants due to the issuance of the Series J Preferred Stock and Series J Warrants, changes in the trading price of our Common Stock and changes in risk-free interest rates.

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

Liquidity and Capital Resources

We have experienced significant historical net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $827.4 million and stockholders’ deficit of $551.4 million as December 31, 2015. As of December 31, 2015, we had cash and cash equivalents of $648,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and Convertible Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital, including Pegasus Fund IV, LSGC Holdings LLC, Holdings II, Holdings III and PCA LSG Holdings LLC (“PCA Holdings”). While Pegasus Capital and its affiliates (collectively, “Pegasus”) have led the majority of our capital raises, the offerings of our Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

We obtained the five-year, $30.5 million Medley Term Loan from Medley on February 19, 2014 pursuant to a Term Loan Agreement (as amended, the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels.

We also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares on April 25, 2014 pursuant to a Loan and Security Agreement (as amended, the “Ares ABL Agreement”). As of December 31, 2015, we had $6.9 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $6.3 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires us to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On January 30, 2015 and September 11, 2015, we issued 11,525 and 10,000 Series J Securities, respectively, to Holdings III. On September 30, 2015, we issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security and in accordance with the terms of separate subscription agreements with each of the preemptive rights purchasers and Holdings III. We received aggregate gross proceeds of approximately $21.5 million in connection with the issuances of Series J Securities during 2015.

We continue to face challenges in our efforts to achieve profitability and positive cash flows from operations. Our ability to continue to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds that we may raise through public or private financing or increased borrowing capacity.

In 2015 our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which is expected to go into full effect in the second quarter of 2016. Pursuant to this supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015 and 2014. We were, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified “big box” and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, we expect 2016 sales to The Home Depot and, as a result, revenue, to be significantly less than they were in 2015. However, because we cannot reasonably estimate the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot or by any potential new sales to other retailers, we cannot determine at this time the overall impact that the results of The Home Depot line review will have on our financial condition and operations in the future.

As a result of our historical losses, we believe we will likely need to raise additional capital to fund our on-going operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to us, if at all. Our complex capital structure, including our obligations to the holders of the outstanding shares of Convertible Preferred Stock and Series K Preferred Stock, may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, we may not be able to complete a restructuring or refinancing on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects may be adversely affected.

Pegasus has committed to provide financial support to us of up to $5.25 million, as needed, to fund our operations and debt service requirements for at least the next 12 months. The amount of this commitment will be reduced by amounts funded by other parties (except for draws under the Ares ABL) within the next 12 months that are not repayable by us on or before April 14, 2017. Such commitment, which in no way amounts to a guarantee of our obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as our controlling stockholder, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on our business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors. Management believes that, subject to certain conditions, we will have sufficient capital to fund our operations for the next 12 months. Such conditions include, among other things, (1) maintaining our lower cost structure implemented over the last three years, (2) replacing a significant portion of the decline in revenue anticipated as a result of The Home Depot’s line review and (3) if necessary, Pegasus fulfilling its commitment as described above.

Riverwood and Pegasus each have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively, at any time on or after March 27, 2017. If either Riverwood or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Series H Preferred Stock or Series I Preferred Stock. In addition, Portman Limited and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of our Convertible Preferred Stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Further, depending on whether the Appeal Bond has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.  As of December 31, 2015, in the event we were required to redeem all of our outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), our maximum payment obligation would have been $532.2 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to any redemption of any shares of Preferred Stock. As of December 31, 2015, we had $36.1 million of aggregate borrowings outstanding under these credit facilities that we would be required to repay.

Any redemption of the Convertible Preferred Stock or the Series K Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Convertible Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of the Convertible Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation provide that we are not permitted or required to redeem any shares of Convertible Preferred Stock for so long as such redemption would result in an event of default under our credit facilities.

As of December 31, 2015, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption of our Preferred Stock.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” we must take any and all actions required and permitted to fix the size of our board of directors to a size that would permit Riverwood (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until we satisfy or otherwise cure the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and we are unable to redeem Riverwood’s Convertible Preferred Stock. If Riverwood were to exercise its optional redemption right and a control event were to occur, Riverwood could take control of our board of directors.

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

As discussed further in “Recent Events” above, we posted the Appeal Bond to obtain an automatic stay of enforcement as we appeal the Summary Judgment Order in the Geveran case. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s Summary Judgment Order was in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of Geveran’s $25 million investment, as well as interest, attorney’s fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future.  We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of our legal fees and costs in this matter.  However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Our engagement letter with J.P. Morgan pursuant to which we engaged J.P. Morgan as placement agent in connection with the private placement to Geveran requires us to indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. Based upon the terms of such engagement letter, we have also paid, and may be required to pay in the future, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit.  Such payments are not covered by our insurance.

Contractual obligations

As of December 31, 2015, payments to be made pursuant to our principal contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$9,429,273	$9,429,273	$-	$-	$-
Operating lease obligations (2)	1,269,648	398,462	594,481	276,705	-
Capital lease obligations (3)	28,877	28,877	-	-	-
Line of credit (4)	6,862,629	-	6,862,629	-	-
Interest obligations (5)	12,148,859	4,268,461	7,880,398	-	-
Note payable (6)	31,680,288	-	-	31,680,288	-
Total	$61,419,574	$14,125,073	$15,337,508	$31,956,993	$-

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

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

(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.

(4)	Line of credit includes principal payments on our line of credit, assuming payment will be made on the agreed upon due date for our Ares ABL.

(5)	Interest obligations represent estimated interest payments on our Ares ABL and the Medley Term Loan, based on the rates as of December 31, 2015, through the date of expected payments.

(6)	Note payable includes principal payments on the Medley Term Loan, assuming payment will be made on the agreed upon due date for our Medley Term Loan.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
Cash flow activities:	2015	2014	2013
Net cash used in operating activities	$(20,558,780)	$(41,052,374)	$(60,352,551)
Net cash used in investing activities	(703,277)	(918,751)	(2,578,590)
Net cash provided by financing activities	20,545,022	32,113,623	58,036,915

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was approximately $20.6 million, $41.1 million and $60.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in operating activities for the year ended December 31, 2015 included certain non-cash reconciliation items consisting primarily of $2.9 million in amortization of debt issuance costs, accretion and interest accrual on the Ares ABL and the Medley Term Loan, $2.5 million of stock-based compensation expense and issuances of restricted stock for directors’ compensation, $2.0 million in depreciation and amortization, a $3.8 million inventory write-down, a $1.6 million charge on the disposal of a subsidiary and a $598,000 net increase in fair value of warrants. The decrease in net loss for the year ended December 31, 2015 as compared to the year ended December 31, 2014, in addition to these non-cash reconciliation items, was primarily a result of decreased operating expenses.

Net cash used in operating activities for the year ended December 31, 2014 included certain non-cash reconciliation items comprised primarily of a $15.7 million net increase in fair value of warrants, a $4.7 million inventory write down, $4.1 million of stock-based compensation expense, $3.4 million in depreciation and amortization and $2.8 million in amortization of debt issuance costs, accretion and interest accrual on the Ares ABL, Medley Delayed Draw Loan and the Medley Term Loan. The decrease in net loss for the year ended December 31, 2014, as compared to the year ended December 31, 2013, excluding these non-cash reconciliation items, was primarily a result of decreased operating expenses.

Net cash used in operating activities for the year ended December 31, 2013 included certain non-cash reconciliation items comprised primarily of a $11.4 million inventory reserve, $8.7 million in depreciation and amortization, $7.8 million of stock-based compensation expense, a $2.4 million impairment of property and equipment, a $2.3 million provision for expected losses on purchase commitments and a $245,000 provision for doubtful accounts and partially offset by a $3.9 million decrease in fair value of warrants.

Net cash used in operating activities was driven by our net losses and changes in working capital. For the year ended December 31, 2015, cash was used for the increase in inventories, net of an inventory write down of $3.8 million and reductions in accounts payable and accrued expenses and other liabilities of $6.1 million and $2.6 million, respectively. The use of cash was partially offset by reductions in accounts receivable and prepaid expenses of $2.7 million and $1.8 million, respectively, For the year ended December 31, 2014, cash was used by the increase in inventories, net of the inventory write down, of $10.0 million due to the purchase of finished goods, accounts receivable increased by $2.7 million and prepaid expenses increased by $1.0 million. This use of cash was partially offset by an increase in accounts payable of $3.4 million and an increase in accrued expenses and other liabilities of $2.8 million. For the year ended December 31, 2013, inventories, net of the inventory reserve, increased $7.3 million due to the purchase of materials and components. This use of cash was partially offset by a $5.1 million decrease in accounts receivable due to the reduction in revenue, an increase of $980,000 in accounts payable, a decrease of $811,000 in other current and long term assets and a decrease of $556,000 in prepaid expenses.

Investing activities

Cash used in investing activities primarily relates to investments made in new patents, and purchases of equipment. Net cash used in investing activities was $703,000, $919,000 and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The continued reduction in cash used in investing activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflects reduced spending for tooling, production and test equipment because those activities were performed by contract manufacturers in Asia. We invested $567,000 in new patents during the year.

The decrease in cash used in investing activities for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily related to a decrease in the purchase of tooling, production and test equipment as we transitioned to contract manufacturers in Asia and focused on cost saving measures.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $20.5 million, $32.1 million and $58.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash provided by financing activities for the year ended December 31, 2015 included the issuance of Series J Securities for aggregate proceeds of $21.5 million and net draws on our line of credit of $494,000. That increase was partially offset by $1.1 million in fees paid in connection with the issuance of the Series J Securities as well as $339,000 in debt issuance costs.

Cash provided by financing activities for the year ended December 31, 2014 included the issuance of Series J Securities for aggregate proceeds of $38.5 million and proceeds of $29.9 million on the Medley Term Loan, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $33.8 million, in the aggregate, on the Wells Fargo ABL, the Ares Letter of Credit Facility, the Medley Delayed Draw Loan and the Ares ABL, $3.2 million in debt issuance costs and $1.2 million in fees and commissions paid in connection with the issuance of the Series J Securities.

Cash provided by financing activities for the year ended December 31, 2013 included net draws on our lines of credit of $38.7 million, the issuance of Series J Preferred Stock for aggregate proceeds of $20.0 million and $39,000 in proceeds from the issuance of Common Stock under equity compensation plans, partially offset by $659,000 in fees and commissions paid in connection with the issuance of the Series J Preferred Stock.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of December 31, 2015 were not effective due to the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a set of processes designed by, or under the supervision of, the Certifying Officers, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (the “2013 COSO Framework”).

A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, we determined that our internal control over financial reporting was not effective at December 31, 2015 due to the following material weaknesses:

•

We identified several weaknesses involving the inconsistent application of our spreadsheet formula controls. Specifically, we discovered errors (incorrect formulas and internal spreadsheet references) in spreadsheets we used to compute our inventory valuation, our inventory reserve and stock price volatility.

•

We identified a weakness specific to the design of our inventory valuation controls as it related to the updating of assumptions and information through date of financial statement issuance. This led to a year-end adjustment to our financial statements.  We evaluated the inventory reserve requirements at December 31, 2015 and, due to updated assumptions and conclusions resulting from changing market conditions, we determined that an incremental inventory reserve was required.

•

We identified a weakness specific to the design of our review of the salient features and the related application of U.S. GAAP for non-routine transactions, specifically the issuance of Series K Preferred Stock during the year ended December 31, 2015. As a result, several adjustments to this transaction were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2015.

These material weaknesses resulted in the misstatement of inventory, an understatement of cost of goods sold and misstatements of additional paid in capital and Series K Preferred Stock, all of which were corrected by management with year-end adjustments that were recorded after December 31, 2015, but prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, the year-end adjustments are properly reflected in the consolidated financial statements included as part of this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2015 and 2014, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015, 2014 and 2013 and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

LIGHTING SCIENCE GROUP CORPORATION

April 14, 2016	By:	/S/ Edward D. Bednarcik
Edward D. Bednarcik
Chief Executive Officer and Director
(Principal Executive Officer)

April 14, 2016	By:	/S/ Mark D. Gorton
Mark D. Gorton
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/s/ Edward D. Bednarcik Edward D. Bednarcik	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2016

/s/ Mark, D. Gorton Mark D. Gorton	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016

Craig Cogut	Chairman of the Board

Seth Bernstein	Director

/s/ Sanford R. Climan Sanford R. Climan.	Director	April 11, 2016

/s/ Richard H. Davis, Jr. Richard H. Davis, Jr.	Director	April 14, 2016

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	April 11, 2016

/s/ James L. Jones James L. Jones	Director	April 12, 2016

/s/ Fredric Maxik Fredric Maxik	Director	April 12, 2016

/s/ Dennis McGill Dennis McGill	Director	April 14, 2016

Jonathan Rosenbaum	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

April 14, 2016

Certified Public Accountants

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$647,526	$1,609,297
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	7,673,352	10,417,985
Inventories, net	21,449,721	22,726,162
Prepaid expenses	1,158,818	2,936,837
Other current assets	1,680,331	1,610,544
Total current assets	35,609,748	42,300,825

Property and equipment, net (includes accumulated depreciation of $11.7 million and $10.3 million as of December 31, 2015 and December 31, 2014, respectively)	856,690	2,650,115
Intangible assets, net	3,024,894	2,572,479
Pegasus Commitment	214,400	720,000
Debt issuance costs, less current portion	1,751,171	3,230,446
Other long-term assets	118,448	118,467

Total assets	$41,575,351	$51,592,332

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$6,862,629	$6,368,793
Current portion of long-term debt	28,877	58,574
Accounts payable	13,192,756	19,364,552
Provision for losses on non-cancelable purchase commitments	-	540,227
Accrued expenses	7,276,037	9,924,316
Total current liabilities	27,360,299	36,256,462

Note payable	29,232,702	27,813,061
Long-term debt, less current portion	-	35,272
Liabilities under derivative contracts	4,172,809	5,636,944
Total other liabilities	33,405,511	33,485,277

Total liabilities	60,765,810	69,741,739

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 85,100 shares, 80,062 shares issued and outstanding as of December 31, 2015 and 58,475 shares issued and outstanding as of December 31, 2014	160,124,000	116,950,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	20,106,030	-
	532,186,806	468,906,776
Commitments and contingencies

Stockholders' deficit:

Preferred stock, $.001 par value, authorized 25,000,000 shares, 113,609 shares of Series H, 62,365 shares of Series I, 80,062 shares of Series J and 20,106 shares of Series K issued and outstanding as of December 31, 2015 and 113,609 shares of Series H, 62,365 shares of Series I, 58,475 shares of Series J and 0 shares of Series K issued and outstanding as of December 31, 2014

Common stock, $.001 par value, authorized 975,000,000 shares, 212,803,446 and 212,452,636 shares issued as of December 31, 2015 and December 31, 2014, respectively	212,804	212,453
Additional paid-in capital	281,485,826	320,175,440
Accumulated deficit	(827,416,083)	(800,328,573)
Accumulated other comprehensive loss	(1,902,312)	(3,358,003)
Treasury stock, 2,505,000 shares as of December 31, 2015 and December 31, 2014 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(551,377,265)	(487,056,183)
Total liabilities and stockholders’ deficit	$41,575,351	$51,592,332

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS)

	For the Years Ended December 31,
	2015	2014	2013

Revenue	$79,749,772	$91,284,860	$83,221,557
Cost of goods sold (exclusive of depreciation shown below)	68,548,508	87,702,728	98,043,280
Gross profit (deficit)	11,201,264	3,582,132	(14,821,723)

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $0, $919,000 and $2.2 million for 2015, 2014 and 2013, respectively)	22,652,775	34,024,300	51,395,936
Research and development	3,999,727	5,647,568	10,338,799
Restructuring expenses	1,883,326	3,467,835	4,657,497
Depreciation and amortization	1,973,959	3,355,865	8,722,030
Total operating expenses	30,509,787	46,495,568	75,114,262
Loss from operations	(19,308,523)	(42,913,436)	(89,935,985)

Other income (expense):
Interest income	1,173	8,173	4,749
Interest expense	(6,283,175)	(6,278,878)	(4,026,560)
Related party interest expense	(533,200)	(476,367)	-
(Increase) decrease in fair value of liabilities under derivative contracts	(598,524)	(15,667,304)	3,892,994
Other (expense) income, net	(348,759)	(266,861)	247,470
Total other (expense) income	(7,762,485)	(22,681,237)	118,653

Loss before income tax expense	(27,071,008)	(65,594,673)	(89,817,332)

Income tax expense	16,502	-	-
Net loss	(27,087,510)	(65,594,673)	(89,817,332)

Foreign currency translation gain (loss)	1,455,691	410,800	(51,172)

Comprehensive loss	$(25,631,819)	$(65,183,873)	$(89,868,504)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.19)	$(0.44)	$(0.55)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.20)	$(0.45)	$(0.55)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	303,742,731	232,409,186	170,662,220
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,598,998	60,001,396	35,070,340

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(644,916,568)	$(3,717,631)	$(3,757,500)	$(304,497,378)
Issuance of restricted stock and options for directors' compensation	1,854,507	1,854	743,756	-	-	-	745,610
Stock based compensation expense	-	-	7,021,503	-	-	-	7,021,503
Stock issued under equity compensation plans	395,175	396	38,602	-	-	-	38,998
Deemed dividends on Series H and J Redeemable Convertible Preferred Stock	-	-	(24,358,592)	-	-	-	(24,358,592)
Issuance of common stock in exchange for outstanding Series H Preferred	36,000	36	68,364	-	-	-	68,400
Net loss	-	-	-	(89,817,332)	-	-	(89,817,332)
Foreign currency translation adjustment	-	-	-	-	(51,172)	-	(51,172)
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors' compensation	1,750,342	1,751	667,888	-	-	-	669,639
Stock based compensation expense	330,000	330	3,389,675	-	-	-	3,390,005
Stock issued under equity compensation plans	23,126	23	6,034	-	-	-	6,057
Warrant issued to a customer	-	-	(13,055)	-	-	-	(13,055)
Series J Warrants issued	-	-	-	-	-	-	-
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(62,515,733)	-	-	-	(62,515,733)
Deemed dividends for issuance of Pegasus Guaranty Warrants	-	-	(570,574)	-	-	-	(570,574)
Issuance of Series J Warrants	-	-	10,365,014	-	-	-	10,365,014
Series J Warrants reclassified from liability to equity	-	-	37,646,300	-	-	-	37,646,300
Net loss	-	-	-	(65,594,673)	-	-	(65,594,673)
Foreign currency translation adjustment	-	-	-	-	410,800	-	410,800
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock for directors' compensation	406,835	407	358,264	-	-	-	358,671
Stock based compensation expense	(66,000)	(66)	2,171,199	-	-	-	2,171,133
Stock issued under equity compensation plans	9,975	10	1,297	-	-	-	1,307
Issuance of Series J Warrants	-	-	8,144,213	-	-	-	8,144,213
Deemed dividends on the accretion of Series J Redeemable Convertible Preferred Stock	-	-	(30,815,616)	-	-	-	(30,815,616)
Issuance of Series K Warrants	-	-	(17,401,205)	-	-	-	(17,401,205)
Deemed dividends and accretion on Series K Redeemable Preferred Stock	-	-	(1,147,766)	-	-	-	(1,147,766)
Net loss	-	-	-	(27,087,510)	-	-	(27,087,510)
Foreign currency translation adjustment	-	-	-	-	1,455,691	-	1,455,691
Balance December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(27,087,510)	$(65,594,673)	$(89,817,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,973,959	3,355,865	8,722,030
Loss on disposal of subsidiary	1,586,000	-	-
Impairment of plant and equipment	-	636,636	2,420,132
Issuance of restricted stock for directors' compensation	358,671	669,639	745,610
Stock based compensation expense	2,171,133	3,390,005	7,021,503
Non-cash sales incentive	-	102,500	-
Allowance for doubtful accounts receivable	83,105	103,792	245,151
Write-down of inventory	3,786,113	4,722,436	11,350,469
Provision for losses on non-cancelable purchase commitments	115,926	507,257	2,347,905
Increase in fair value of derivative contracts	598,524	15,667,304	(3,892,994)
Amortization of debt issuance costs	1,528,761	1,586,204	506,745
Medley discount accretion	779,072	668,703	-
Interest accrued on Medley Term Loan	640,569	539,719	-
Loss on disposal of assets	70,335	52,862	497,140
Changes in operating assets and liabilities:
Accounts receivable	2,747,827	(2,706,558)	5,065,780
Inventories	(3,156,728)	(9,964,228)	(7,294,767)
Prepaid expenses	1,778,376	(1,036,426)	555,549
Other current and long-term assets	219,495	43,141	352,227
Accounts payable	(6,147,184)	3,412,348	979,698
Accrued expenses and other liabilities	(2,605,224)	2,791,100	(157,397)
Net cash used in operating activities	(20,558,780)	(41,052,374)	(60,352,551)
Cash flows from investing activities:
Purchases of property and equipment	(136,508)	(572,245)	(2,118,183)
Capitalized patents	(567,269)	(795,538)	(1,026,325)
Proceeds from sale of property and equipment	500	449,032	565,918
Net cash used in investing activities	(703,277)	(918,751)	(2,578,590)
Cash flows from financing activities:
Net proceeds (payments) from draws on lines of credit and other short-term borrowings	493,836	(33,842,636)	38,709,705
Proceeds from long-term borrowings	-	29,872,993	-
Payment of short and long-term debt	(64,969)	(17,605)	(4,950)
Debt issuance costs	(338,749)	(3,210,206)	(48,246)
Decrease in restricted cash related to line of credit	-	2,000,000	-
Proceeds from issuance of common stock under equity compensation plans	1,307	6,057	38,998
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	21,538,000	38,475,000	20,000,000
Fees incurred on issuance of preferred stock	(1,084,403)	(1,169,980)	(658,592)
Net cash provided by financing activities	20,545,022	32,113,623	58,036,915

Effect of exchange rate changes on cash	(244,736)	271,387	255,561

Net decrease in cash	(961,771)	(9,586,115)	(4,638,665)
Cash and cash equivalents balance at beginning of period	1,609,297	11,195,412	15,834,077
Cash and cash equivalents balance at end of period	$647,526	$1,609,297	$11,195,412

Supplemental disclosures:
Interest paid during the period	$5,097,143	$4,761,355	$3,963,304

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(30,815,616)	$(62,515,733)	$(24,358,592)
Issuance of Series J Warrants	$8,144,213	$3,849,742	$-
Reclass of Series J Warrants from liabilities to equity	$-	$37,646,300	$-
Reclass of THD Warrant from equity to liabilities	$-	$(74,576)	$-
Fair value of Pegasus Guaranty included in debt issuance costs	$-	$(2,766,000)	$-
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$(570,574)	$-
Deemed dividends on issuance and accretion of Series K Preferred Stock	$(20,106,030)	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business and Basis of Presentation

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) that can be used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products through its contract manufacturers in Asia.

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

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, intangible assets and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency of the applicable foreign subsidiary. For the operations of Lighting Science Coöperatief U.A. and Lighting Science Group B.V. (“LSGBV”), the Company’s Netherlands-based subsidiaries, the functional currency is the Euro; for the operations of Lighting Science Group Mexico SRL, (“LSG Mexico”), the Company’s Mexican subsidiary, the functional currency is the Mexican Peso; for the operations of Lighting Science India Private Limited (“LSIPL”), the Company’s Indian subsidiary, the functional currency is the Indian Rupee; for the operations of Lighting Science Group HK Limited (“LSGHK”), the Company’s Hong Kong subsidiary, the functional currency is the Hong Kong Dollar; and for the operations of Lighting Science Group Shenzhen Co., Ltd (“LSGSZ”), the Company’s Chinese subsidiary, the functional currency is the Chinese Yuan Renminbi. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate for each period during the year. Any gains or losses resulting from the translation are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit and are excluded from net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of both December 31, 2015 and 2014, the Company had no cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2015, the Company had $4.2 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As of December 31, 2015 and 2014, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance were reflected as a financing activity in the consolidated statements of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $475,000 and $408,000, respectively.

As of December 31, 2015, $4.2 million of eligible accounts receivable were pledged as collateral for the three-year asset-based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF Finco I LP (“Ares”) in May 2015, and the FCC ABL is hereinafter referred to as the “Ares ABL.” As of December 31, 2014, there were $5.4 million of eligible accounts receivable pledged as collateral for the Ares ABL.

Inventories

Inventories are stated at the lower of cost or market and have historically consisted of raw materials and purchased components and subsystems, work-in-process and finished lighting products, although inventories currently consist almost exclusively of finished lighting products due to the Company’s transition to contract manufacturers. The Company uses a standard costing methodology, which approximates actual cost on a weighted average basis to value its inventories and the Company reviews its standard costs of raw materials, work-in-process and finished goods inventory on a periodic basis to ensure that its inventories approximate current actual costs. Any purchase price variances related to labor and overhead that would indicate a loss on disposition of inventory is recorded to cost of goods sold in the statement of operations at the end of each reporting period. Market is determined based upon current sales transactions, less the cost of disposal. Work in process and finished lighting products include raw materials, labor and allocated overhead.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, as follows:

	Estimated Useful Lives (years)
Leasehold improvements	1	-	5
Office, furniture and equipment	2	-	5
Computer hardware and software	3	-	4
Tooling, production and test equipment	2	-	4

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

The Pegasus Commitment (as defined in Note 11 below) and all outstanding warrants other than the THD Warrant (as defined in Note 11 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are included in cost of goods sold. Other shipping and handling costs are included in selling, distribution and administrative expenses and totaled $3.0 million, $1.8 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty provision for the years ended December 31, 2015 and 2014 were as follows:

Warranty provision as of December 31, 2013	$3,231,991
Additions to provision	4,752,626
Less warranty costs	(3,195,147)

Warranty provision as of December 31, 2014	4,789,470
Additions to provision	1,774,786
Less warranty costs	(3,278,832)

Warranty provision as of December 31, 2015	$3,285,424

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2015 and 2014, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

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

Advertising

Advertising costs are included in selling, distribution and administrative expenses and are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $43,000, $198,000 and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the revenue recognition standard’s effective date. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative-effective transition method did not change. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. The Company has adopted both ASU 2015-03 and 2015-15. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2015-03 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2015-17 will have on its consolidated financial statements.

Note 3: Liquidity and Capital Resources

As shown in the consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $827.4 million and stockholders’ deficit of $551.4 million as of December 31, 2015. As of December 31, 2015, the Company had cash and cash equivalents of $648,000 and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

The Company’s primary sources of liquidity have historically been borrowings from Ares under the Ares ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III, LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led a majority of the Company’s capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

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

The Company also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares on April 25, 2014, pursuant to a Loan and Security Agreement (as amended from time to time, the “Ares ABL Agreement”). As of December 31, 2015, the Company had $6.9 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $6.3 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On January 30, 2015 and September 11, 2015, the Company issued 11,525 and 10,000 units of its securities (“Series J Securities”), respectively, to Holdings III. On September 30, 2015, the Company issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $21.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

The Company continues to face challenges in its efforts to achieve profitability and positive cash flows from operations. The Company’s ability to continue to meet its obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds that the Company may raise through public or private financing or increased borrowing capacity.

In 2015, the Company’s largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, the Company entered into a new supplier buying agreement with The Home Depot, which is expected to go into full effect in April or May 2016. Pursuant to this new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by the Company directly from overseas suppliers. Such products represented a significant percentage of the Company’s sales to The Home Depot in 2015 and 2014. The Company was, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under its prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit the Company to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under its prior agreement. Notwithstanding the new supplier buying agreement, as was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from the Company. As a result of the line review, the Company expects 2016 sales to The Home Depot and, as a result, revenue, to be significantly less than what it was in 2015. However, because the Company cannot reasonably estimate the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot or by any potential new sales to other retailers, the Company cannot determine at this time the overall impact that the results of The Home Depot line review will have on the Company’s financial condition and operations in the future.

As a result of the Company’s historical losses, the Company believes it will likely need to raise additional capital to fund its operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Convertible Preferred Stock and the new series of preferred stock designated as Series K (“Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, the Company may not be able to complete a restructuring or refinancing on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects may be adversely affected.

Pegasus has committed to provide financial support to the Company of up to $5.25 million, as needed, to fund its operations and debt service requirements for at least the next 12 months. The amount of this commitment will be reduced by amounts funded by other parties (except for draws under the Ares ABL) within the next 12 months that are not repayable by the Company on or before April 14, 2017. Such commitment, which in no way amounts to a guarantee of the Company’s obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as the Company’s controlling stockholder, may request that the Company take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on its business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of the Company’s board of directors. Management believes that, subject to certain conditions, the Company will have sufficient capital to fund its operations for the next 12 months. Such conditions include, among other things, (1) maintaining the Company’s lower cost structure implemented over the last three years, (2) replacing a significant portion of the decline in revenue anticipated as a result of The Home Depot’s line review and (3) if necessary, Pegasus fulfilling its commitment as described above.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of December 31, 2015, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $532.2 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of December 31, 2015, the Company had $36.1 million of aggregate borrowings outstanding under these credit facilities that the Company would be required to repay.

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

As of December 31, 2015, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of March 27, 2017, the Company does not believe that it will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” the Company must take any and all actions required and permitted to fix the size of its board of directors to a size that would permit Riverwood Holdings (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until the Company satisfies or otherwise cures the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood Holdings exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and the Company is unable to redeem Riverwood Holdings’ shares of Series H Preferred Stock. If Riverwood Holdings were to exercise its optional redemption right and a control event were to occur, Riverwood Holdings could take control of the board of directors.

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

As discussed further in Note 8, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On November 30, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”). Accordingly, the Company, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of the Company’s appeal of the Summary Judgment Order. As contemplated by the Preferred Stock Subscription and Support Agreement dated September 11, 2015 (the “Subscription and Support Agreement”) among the Company, Holdings III and Pegasus Partners IV, L.P. (“Pegasus Fund IV”), Pegasus Fund IV agreed to assist the Company in securing the Appeal Bond on the terms set forth in a General Indemnity Agreement and related side letter to be entered into by and among the Company, Pegasus Fund IV and the issuer of the Appeal Bond (the “Appeal Bond Agreements”). The Company executed the Appeal Bond Agreements with Pegasus Fund IV and the issuer of the Appeal Bond on December 4, 2015, and on December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 units of its securities (the “Series K Securities”) to Pegasus Fund IV pursuant to the Subscription and Support Agreement, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock (a “Series K Warrant”). The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s summary judgment award in favor of Geveran is in error and that it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Note 4: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of Decmber 31, 2015
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment (1)	$-	$-	$214,400

Liabilities (Recurring):
Riverwood Warrants (2)	$-	$-	$1,747,737
September 2012 Warrants (3)	-	-	214,400
Pegasus Warrant	-	-	966,000
THD Warrant	-	-	63,635
Medley Warrants	-	-	565,776
Pegasus Guaranty Warrants	-	-	615,261
	$-	$-	$4,172,809

(1)

On September 25, 2012, the Company entered into a Commitment Agreement with Pegasus Fund IV, pursuant to which the Company is obligated to buy from Pegasus Fund IV or its affiliates shares of Common Stock equal to the number of shares, if any, for which the September 2012 Warrants (as defined below) are exercised, up to an aggregate number of shares of Common Stock equal to the aggregate number of shares of Common Stock underlying all of the September 2012 Warrants.

(2)

On May 25, 2012, the Company issued a warrant to purchase 18,092,511 shares of Common Stock to Riverwood Management as consideration for services provided in connection with an offering of Convertible Preferred Stock (the “Riverwood Warrant”). Riverwood Management has since partially assigned such warrant to several of its affiliates. The warrants, as amended or assigned from time to time, are referred to herein as the “Riverwood Warrants.”

(3)

In September 2012, in connection with an offering of Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 8,000,000 shares of Common Stock (the “September 2012 Warrants”) to Portman, Cleantech Europe II (A) L.P. (“Cleantech A” and Cleantech Europe II (B) L.P. (Cleantech B” and together with Cleantech A, “Zouk”).

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2015:

		Realized and unrealized	Purchases,
	Balance	gains (losses)	sales,	Transfers in	Balance
	December 31,	included	issuances and	or out of	December 31,
	2014	in net loss	settlements	Level 3	2015
Pegasus Commitment	$720,000	$(505,600)	$-	$-	$214,400
Riverwood Warrants	(2,352,027)	604,290	-	-	(1,747,737)
September 2012 Warrants	(720,000)	505,600	-	-	(214,400)
Pegasus Warrant	(1,300,000)	334,000	-	-	(966,000)
THD Warrant	(43,928)	(19,707)	-	-	(63,635)
Medley Warrants	(577,065)	11,289	-	-	(565,776)
Pegasus Guaranty Warrants	(643,924)	28,663	-	-	(615,261)

Total	$(4,916,944)	$958,535	$-	$-	$(3,958,409)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2014:

		Realized and unrealized	Purchases,
	Balance	gains (losses)	sales,	Transfers in	Balance
	December 31,	included	issuances and	or out of	December 31,
	2013	in net loss	settlements	Level 3	2014
Pegasus Commitment	$1,407,335	$(687,335)	$-	$-	$720,000
Riverwood Warrants	(5,002,664)	2,650,637	-	-	(2,352,027)
September 2012 Warrants	(1,407,335)	687,335	-	-	(720,000)
Pegasus Warrant	(2,765,047)	1,465,047	-	-	(1,300,000)
THD Warrant	-	30,648	-	(74,576)	(43,928)
Series J Warrants	-	(25,140,561)	(12,505,739)	37,646,300	-
Medley Warrants	-	2,593,296	(3,170,361)	-	(577,065)
Pegasus Guaranty Warrants	-	2,692,650	(3,336,574)	-	(643,924)

Total	$(7,767,711)	$(15,708,283)	$(19,012,674)	$37,571,724	$(4,916,944)

Note 5: Inventories

Inventories consisted primarily of finished goods as of December 31, 2015 and December 31, 2014.

On a quarterly basis, the Company performs a review of its inventory for estimated obsolete or slow-moving inventory based upon assumptions about future demand and market conditions. As a result of these reviews, the Company recorded an inventory write-down of $3.6 million, $4.7 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, with the expense included in cost of goods sold. As of December 31, 2015 and December 31, 2014, inventories are stated net of inventory reserves of $6.9 million and $7.9 million, respectively. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $116,000, $507,000 and $2.3 million, respectively, in provisions for losses on non-cancellable purchase commitments of which $0 and $540,000 were accrued as of December 31, 2015 and 2014, respectively, which were included in cost of goods sold in the consolidated statements of operations.

Note 6: Property and Equipment

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014

Leasehold improvements	$171,808	$158,421
Office furniture and equipment	290,348	293,183
Computer hardware and software	7,878,439	7,876,262
Tooling, production and test equipment	4,219,956	4,559,942
Trailers	45,996	45,996
Construction-in-process	-	45,817
Total property and equipment	12,606,547	12,979,621
Accumulated depreciation	(11,749,857)	(10,329,506)

Total property and equipment, net	$856,690	$2,650,115

Depreciation related to property and equipment was $1.9 million, $3.3 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Property and Equipment

Property and equipment are depreciated over their estimated economic lives. Long-lived assets, including property and equipment, are evaluated to determine whether, in management’s judgment, events or changes in circumstances have occurred that may warrant a revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such impairment tests compare estimated undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows. For the year ended December 31, 2015, there were no impairment charges for property and equipment.

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

In November and December 2013, the Company performed an impairment analysis of property and equipment related to its Satellite Beach, Florida headquarters, its facility in The Netherlands, operated by its subsidiary LSGBV, and its facility in India, operated by its subsidiary LSIPL, in connection with the transition of a majority of the Company’s manufacturing operations to its contract manufacturers in Asia and the winding down of business in the Netherlands and India. This impairment analysis included an assessment of the proposed future use of the property and equipment and their estimated useful lives. As a result of this assessment the Company recorded an impairment charge of $2.4 million for the year ended December 31, 2013, which is included in restructuring expense.

Note 7: Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)
December 31, 2015:
Technology and intellectual property	$3,332,556	$(307,662)	$3,024,894	0.9	to	20.0

December 31, 2014:
Technology and intellectual property	$2,796,580	$(224,101)	$2,572,479	2.7	to	20.0

Total intangible amortization expense was $84,000, $64,000 and $40,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2016	$98,560
2017	98,560
2018	98,560
2019	98,560
2020	98,560
Thereafter	2,532,094

$3,024,894

Impairment of Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed to determine if their estimable lives have decreased. Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible impairment. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value based on an estimate of its discounted cash flows. During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges for intangible assets.

Note 8. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $3.3 million and $3.2 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the current portion of the debt issuance costs was $1.8 million and was included in other current assets. In connection with the Ares ABL and the Medley Term Loan, $6.0 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the Pegasus Guaranty (as defined in Note 9 below). The Company amortized $1.5 million, $1.6 million and $507,000 of debt issuance costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9: Lines of Credit and Note Payable

Ares ABL

On April 25, 2014, the Company, entered into the Ares ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. As of December 31, 2015, the Company had $6.9 million outstanding under the Ares ABL and additional borrowing capacity of $6.3 million.

On September 11, 2015, the Company entered into an amendment to the Ares ABL, which among other things (i) increased the interest margin payable under the Ares ABL by 150 basis points, such that the interest accrues on the outstanding borrowings at a rate equal to LIBOR plus 5.5%, (ii) provided for a mandatory repayment in full of the obligations under the Ares ABL if the Company redeems the Series K Preferred Stock, (iii) allowed the Company to enter into the Appeal Bond and certain related agreements without further consent or approval from Ares, (iv) provided that the Company must notify Ares of entry of the Summary Judgment Order within two business days of the entry thereof, and (v) added certain events of default relating to the Geveran litigation.

As of December 31, 2015, eligible collateral included $3.5 million of accounts receivable and $10.0 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of December 31, 2015, the interest rate on the Ares ABL was 5.74%. The Ares ABL matures on April 25, 2017.

Medley Delayed Draw Loan

On February 19, 2014, the Company entered into the Medley Delayed Draw Loan, which provided the Company with borrowing capacity of up to $22.5 million. The Medley Delayed Draw Loan bore interest at a floating rate equal to three-month LIBOR plus 10.5% per annum. Proceeds from the Ares ABL were used to repay the Company’s outstanding obligations under the Medley Delayed Draw Loan on April 25, 2014.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of December 31, 2015, the interest rate on the Medley Term Loan was 12.41%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. This $3.0 million is recorded as restricted cash in the accompanying consolidated balance sheets. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019.

Activity in the Medley Term Loan for the years ended December 31, 2015 and 2014 is set forth below:

Borrowing, February 19, 2014	$30,500,000
Discount for Warrants	(3,170,361)
Discount for Commitment Fees	(725,000)
Accretion - Discounts	668,703
Paid in Kind - Interest Accretion	539,719
Balance, December 31, 2014	27,813,061
Accretion - Discounts	779,072
Paid in Kind - Interest Accretion	640,569
Balance, December 31, 2015	$29,232,702

For the years ended December 31, 2015 and 2014, the Company recognized $779,072 and $668,703, respectively, of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants. In addition, the Company also recognized $640,569 and $539,719, respectively, of accrued interest for the years ended December 31, 2015 and 2014.

On September 11, 2015, the Company entered into an amendment to the Medley Term Loan, which among other things, (i) amended the minimum EBITDA covenant levels with respect to each of the 12-month period ended September 30, 2015, the 12-month period ending December 31, 2015, the 12-month period ending March 31, 2016 and the 12-month period ending June 30, 2016 (collectively, the “Specified Covenant Periods ”) to provide that a portion of the cash proceeds from the sale of Series J Securities on September 11, 2015 will be included in the calculation of EBITDA for such periods, (ii) amended the definition of “Fixed Charge Coverage Ratio” in the Medley Term Loan Agreement to provide that $10.0 million of the cash proceeds from the September 11, 2015 offering will be included in EBITDA for purposes of calculating the “Fixed Charge Coverage Ratio” for each of the Specified Covenant Periods, (iii) allowed the Company to enter into the Appeal Bond and certain related agreements without further consent or approval from Medley and (iv) added certain events of default relating to the Geveran litigation.

Medley Warrants

On February 19, 2014, in connection with the Medley Loan Agreement, the Company issued the Medley Warrants to Medley and Medley Opportunity Fund II LP, each of which represents the right to purchase 5,000,000 shares of Common Stock. The Medley Warrants have an exercise price equal to $0.95 and, if unexercised, expire on February 19, 2024. The Medley Warrants became exercisable on April 14, 2014.

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in the fair value of the Medley Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Medley Warrants was $11,000 and $2.6 million for the years ended December 31, 2015 and 2014, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss. Accretion of the discount on the Medley Term Loan was $640,569 and $539,719 for the years ended December 31, 2015 and 2014, respectively, and was included in interest expense.

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

The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging,” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million at February 19, 2014. The fair value of the Pegasus Guaranty was $2.8 million at February 19, 2014 and partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in the fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Pegasus Guaranty Warrants was $29,000 and $2.7 million for the years ended December 31, 2015 and 2014, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Wells Fargo

The Company’s previous asset-based lending facility with Wells Fargo Bank, N.A. (“Wells Fargo”) provided the Company with borrowing capacity of up to $50.0 million (the “Wells Fargo ABL”). On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Wells Fargo ABL.

Ares Capital Corporation

On September 21, 2011, the Company entered into a $25.0 million standby letter of credit issued by Ares Capital Corporation in favor of Wells Fargo for the benefit of the Company (the “Ares Letter of Credit Facility”).

On February 19, 2014, the Company utilized proceeds from the Medley Term Loan to repay its outstanding obligations under the Ares Letter of Credit Facility.

Note 10: Redeemable Preferred Stock

In 2012, the Company issued an aggregate of 60,705 shares of Series H Preferred Stock and 6,364 shares of Series I Preferred Stock to Riverwood Holdings, an affiliate of Riverwood LSG Management Holdings LLC (“Riverwood Management”) and Riverwood Capital Partners L.P. (“Riverwood Capital,” and collectively with Riverwood Holdings, Riverwood Management and their affiliates, “Riverwood”) and certain other accredited investors.

On September 11, 2013, in connection with an offering of Series J Preferred Stock described below, Riverwood and Pegasus, as the “Primary Investors” of the Series H Preferred Stock and Series I Preferred Stock, respectively, approved amended and restated certificates of designation governing the Series H Preferred Stock and Series I Preferred Stock and certain holders of shares of Series H Preferred Stock and Series I Preferred Stock agreed to make certain amendments to the preferred stock subscription agreements entered into in connection with previous issuances of shares of the Company’s preferred stock, including shares of Series H Preferred Stock and Series I Preferred Stock.

Pursuant to such amended and restated certificates of designation, the terms of the Series H Preferred Stock and Series I Preferred Stock were amended to, among other things, (i) reduce the price used to determine the number of shares of Common Stock each share of Series H Preferred Stock and Series I Preferred Stock can be converted into at the election of each holder from $1.18 to $0.95 (the “Conversion Price”); (ii) remove the covenant requiring the Company to comply with certain minimum thresholds related to the Company’s consolidated earnings before interest, taxes, depreciation and amortization for 2013 and 2014; (iii) increase, from $10 million to $50 million, the amount of indebtedness the Company can incur without the consent of Riverwood and Pegasus (in each case, in their capacity as “Primary Investor” of the Series H Preferred Stock and Series I Preferred Stock, respectively) and (iv) make certain other clarifying amendments to the certificates of designation.

The outstanding shares of Series H Preferred Stock and Series I Preferred Stock are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each share of Series H Preferred Stock or Series I Preferred Stock is convertible at any time, at the election of the holder thereof, into the Optional Conversion Shares equal to the quotient obtained by dividing (a) the $1,000 by (b) the $0.95 conversion price, subject to certain adjustments.

As described in Note 3, Riverwood and Pegasus each have the right to cause the Company to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively, at any time on or after March 27, 2017. If either Riverwood or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman and affiliates of Zouk, acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations.

In connection with a reduction in the Conversion Price for the Series H Preferred Stock and the Series I Preferred Stock in 2013, the Company recorded a deemed dividend of $14.4 million, which was reflected in earnings per share allocated to controlling stockholders and noncontrolling stockholders.

The Series J Preferred Stock is senior to the Series H Preferred Stock, the Series I Preferred Stock and the Common Stock and is entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. Each share of Series J Preferred Stock is convertible at any time, at the election of the holder thereof, into the number of shares of Common Stock (the “Optional Conversion Shares”) equal to the quotient obtained by dividing (a) the stated value of such shares of Series J Preferred Stock, which is $1,000 (subject to adjustment, the “Stated Value”) by (b) the $0.95 conversion price, subject to certain adjustments.

The Company is required to redeem all outstanding shares of the Series J Preferred Stock for an amount in cash equal to the Liquidation Amount (as defined below) (a) subject to certain limited exceptions, immediately prior to the redemption of a Junior Security; (b) on November 14, 2019, as the Special Redemption; and (c) upon the occurrence of an uncured material breach by the Company of any of the certificates of designation governing the Convertible Preferred Stock.

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

During 2013, the Company issued an aggregate of 20,000 shares of its Series J Preferred Stock at a price of $1,000 per share for aggregate proceeds of $20.0 million. The shares of Series J Preferred Stock were issued pursuant to a preferred stock subscription agreement among the Company, PCA Holdings, Holdings II and Riverwood. The Company issued 13,657; 2,500; 2,394 and 1,449 shares of Series J Preferred Stock to Holdings II, PCA Holdings, Riverwood Holdings and other accredited investors, respectively (the “Initial Series J Investors”). As compensation for advisory services provided by Pegasus, on September 11, 2013 the Company issued a warrant to Holdings II (the “Pegasus Warrant”), representing the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise of the Pegasus Warrant.

During 2014, the Company issued an aggregate of 38,475 Series J Securities, at a purchase price of $1,000 per Series J Security for aggregate proceeds of $38.5 million. The Series J Securities were issued pursuant to separate subscription agreements between the Company and each of PCA Holdings, Holdings II, Riverwood Holdings, Cleantech A and Cleantech B, Serengeti Lycaon MM L.P., (“Serengeti Lycaon”), Serengeti Opportunities MM L.P, (“Serengeti Opportunities, and together with Serengeti Lycaon, “Serengeti”) and certain other accredited investors. The Company issued 13,000; 6,000; 14,000; 2,860; 2,570 and 45 Series J Securities to Serengeti, Holdings II, PCA Holdings, Riverwood Holdings, Zouk and other accredited investors, respectively. In addition, because one of the offerings of Series J Preferred Stock in 2014 was deemed to be a “qualified follow-on” under the certificate of designation governing the Series J Preferred Stock in effect at such time as well as the subscription agreements by and between the Company and the Initial Series J Investors, the Initial Series J Investors were entitled to exchange their shares of Series J Preferred Stock for Series J Securities. Accordingly, in January 2014, the Company issued 13,657; 2,500; 2,394 and 1,449 Series J Securities to LSGC Holdings II, PCA Holdings, Riverwood Holdings and the other Initial Series J Investors, respectively.

During 2015, the Company issued an aggregate of 21,587 Series J Securities to Holdings III and certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $21.6 million in connection with these issuances.

As of December 31, 2015, the Company had issued an aggregate of 80,062 shares of Series J Preferred Stock and Series J Warrants to purchase an aggregate of 212,164,300 shares of Common Stock.

In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“AS 480”), the shares of Convertible Preferred Stock are recorded as mezzanine equity because the holders of such shares are allowed to redeem the shares for cash, and redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Convertible Preferred Stock to equal the redemption value at the end of each reporting period. Shares of Convertible Preferred Stock were recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. The Series H Preferred Stock and Series I Preferred Stock were recorded at redemption value during the year ended December 31, 2012, with an aggregate deemed dividend of $203.6 million, which was reflected as an offset in additional paid in capital. There was no change in the redemption value of the Series H Preferred Stock and Series I Preferred Stock during the years ended December 31, 2015 and 2014. As of December 31, 2015, Series J Preferred Stock redemption value included an aggregate deemed dividend of $117.7 million, which is reflected as an offset in additional paid-in capital.

In December 2015, the Company issued 20,106.03 Series K Securities to Pegasus Fund IV pursuant to the Subscription and Support Agreement. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. The Series K Preferred Stock is senior to the Common Stock and Convertible Preferred Stock. Depending on whether the Appeal Bond has been drawn or fully released, the Series K Certificate of Designation requires the Company to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.

In accordance with ASC 480, the shares of Series K Preferred Stock are recorded as mezzanine equity because the holders of such shares are allowed to redeem the shares for cash. The Series K Preferred Stock was initially recorded at fair value (of $1.1 million) with a deemed dividend recorded in additional paid in capital. The deemed dividend was attributed to the shares held by the controlling stockholders. Subsequently, the Series K Preferred Stock was recorded at redemption value which included a deemed dividend as a result of its redemption feature. As a result, the Company recorded a $19.0 million deemed dividend due to the accretion of the Series K Preferred Stock to its redemption value.

Note 11: Stockholders’ Equity

Common Stock Issuances

On March 24, 2015, the Company issued 2,033,905 shares of restricted stock in settlement of director fees for the year ended December 31, 2015. The shares of restricted stock were scheduled to vest on January 1, 2016, provided that the applicable director was still in office at such time. On November 19, 2015, the Company cancelled 1,459,521 of such shares of restricted stock and, as consideration for the cancelled shares, issued stock options representing the right to purchase an aggregate of 3,132,020 shares of Common Stock to certain directors. The options vested in full on January 1, 2016.

On March 25, 2014, the Company issued 1,484,931 shares of restricted stock in settlement of director fees for the year ended December 31, 2014. In connection with new director appointments and changes in committee composition, the Company issued 150,137, 110,685 and 78,360 shares of restricted stock on April 1, 2014, June 12, 2014 and August 28, 2014, respectively, in settlement of the pro rata portion of director fees for the relevant director’s period of service during 2014. The shares of restricted stock vested on January 1, 2015, provided that the director was still in office at such time.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the years ended December 31, 2015 and 2014, the Company recorded expense of $37,000 and $64,000, respectively, related to restricted stock awards to the Company’s SAB.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded expenses of $79,000, $670,000 and $725,000, respectively, related to the restricted stock awards and$280,000, $0 and $21,000, respectively, related to the stock options issued to the directors.

Warrants for the Purchase of Common Stock

THD Warrant. On January 13, 2011, the Company issued a warrant (the “THD Warrant”) to The Home Depot pursuant to which The Home Depot was entitled to purchase up to 5.0 million shares of the Company’s Common Stock at an exercise price of $2.00 per share, subject to certain vesting conditions. The THD Warrant was issued in connection with the Strategic Purchasing Agreement between the Company and The Home Depot, pursuant to which the Company supplies The Home Depot with LED retrofit lamps and fixtures. The THD Warrant provided that 1.0 million shares of Common Stock would be eligible for vesting following each year ending December 31, 2011 through December 31, 2015, subject to The Home Depot having gross product orders from the Company, in dollar terms, that are at least 20% more than the gross product orders in the immediately preceding year. Each vested portion of the THD Warrant expires on the third anniversary following the vesting of such portion. For the shares underlying the THD Warrant to be eligible for vesting following the years ending December 31, 2014 and 2015, The Home Depot would be required to extend the Strategic Purchasing Agreement for additional one-year periods beyond its initial term of three years. On August 12, 2013, the Company and The Home Depot entered into Amendment No. 1 to the Strategic Purchasing Agreement which, among other things, extended the term of the agreement for an additional three years. As a result of the issuances of certain securities during 2012, 2013, 2014 and 2015, the exercise price and the number of shares into which the THD Warrant is exercisable were adjusted in accordance with the terms of the THD Warrant. Further, the tranches of shares underlying the THD Warrant that vested on December 31, 2011 and December 31, 2012 have expired. As of December 31, 2015, the THD Warrant represented the right to purchase 6,342,324 shares of Common Stock at an exercise price of $0.95 per share.

Series D Warrants. Warrants issued in connection with the Company’s Series D Non-Convertible Preferred Stock (the “Series D Warrants”) also have certain adjustment features. As a result of the issuances of certain securities during 2012, 2013, 2014 and 2015, the exercise price and the number of shares into which the Series D Warrants are exercisable were adjusted in accordance with the terms of the Series D Warrants. Further, in 2012, certain holders exchanged their Series D Warrants for shares of Common Stock. As of December 31, 2015, the Series D Warrants had exercise prices ranging from $2.65 to $2.67 and were exercisable into an aggregate of 1,192,048 shares of Common Stock

Riverwood Warrants. The Riverwood Warrant was originally issued to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the initial offering of Series H Preferred Stock and Series I Preferred Stock. The Riverwood Warrant, which Riverwood subsequently assigned, in part, to several of its affiliates, represents the right to purchase 18,092,511 shares of Common Stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $500 million by (ii) the number of shares of Common Stock underlying the Riverwood Warrants. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expire on May 25, 2022. The Riverwood Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrants were recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was $604,000, $2.7 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in the increase (decrease) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

September 2012 Warrants. The September 2012 Warrants are exercisable on or after the tenth business day following the third anniversary of their issuance date at an exercise price of $0.72 per share of Common Stock. If unexercised, the September 2012 Warrants expire upon the earlier of (i) a change of control of the Company (as defined in the certificate of designation governing the Series H Preferred Stock) prior to the three-year anniversary of the date the September 2012 Warrants were issued; (ii) the occurrence of any event that results in holders of shares of Series H Preferred Stock having a right to require the Company to redeem the shares of Series H Preferred Stock prior to the three-year anniversary of the date the September 2012 Warrants were issued; (iii) consummation of a QPO (as defined in the certificate of designation governing the Series H Preferred Stock) prior to the three-year anniversary the date the September 2012 Warrants were issued or (iv) receipt by the Company of a redemption notice (as defined in the relevant subscription agreements). The September 2012 Warrants also provide for certain anti-dilution adjustments. The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $506,000, $687,000 and $47,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in additional paid-in capital.

September 2012 Commitment Agreement. In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus Fund IV, pursuant to which the Company is obligated to buy from Pegasus Fund IV or its affiliates shares of Common Stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of Common Stock equal to the aggregate number of shares of Common Stock underlying all of the September 2012 Warrants (the “Pegasus Commitment”). The purchase price for any Pegasus Commitment will be equal to the consideration paid to the Company pursuant to the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus Fund IV in exchange for the number of shares of Common Stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants. Subject to certain limitations, Pegasus Fund IV has the right to cancel its obligations to the Company pursuant to the September 2012 Commitment Agreement with respect to all or a portion of the Pegasus Commitment then outstanding (a “Pegasus Call”). Upon the exercise of a Pegasus Call, the Company will have the obligation to purchase that number of September 2012 Warrants equal to the Pegasus Commitment subject to the Pegasus Call for an amount equal to the consideration paid by Pegasus Fund IV pursuant to such Pegasus Call. The Pegasus Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus Commitment was recorded as an asset at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus Commitment for the years ended December 31, 2015, 2014 and 2013 was $506,000, $687,000 and $47,000, respectively, and was included in additional paid-in capital. The change in fair value of the Pegasus Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

Pegasus Warrant. The Pegasus Warrant was issued to Holdings II on September 11, 2013 in consideration for advisory services provided by Pegasus. The Pegasus Warrant represents the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds $580.0 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to $580.0 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022. The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the Monte Carlo valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a change of $334,000, $1.5 million and $935,000 in fair value of the Pegasus Warrant for the years ended December 31, 2015 and 2014 and the period from September 11, 2013 (date of issuance) through December 31, 2013, respectively.

Series J Warrants. Each Series J Warrant represents the right to purchase 2,650 shares of Common Stock at an exercise price $0.001 and, if unexercised, expires on the fifth anniversary of their issuance date. The Series J Warrants issued in January 2014 were considered derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging” due to the Company not having adequate shares available for issuance on the date that such warrants were issued. Such Series J Warrants were recorded as a liability of $12.5 million based on an allocated portion of the cash proceeds of the relevant offering at issuance. Changes in fair value were measured and recorded at the end of each quarter using the Black Scholes valuation method. The change in fair value of such Series J Warrants was an increase of $25.1 million for the period from the date of issuance to April 14, 2014, which was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. Such Series J Warrants were not exercisable until the Company effected an amendment to its charter on April 14, 2014, at which point such Series J Warrants were reclassified as equity instruments. All Series J Warrants issued after April 14, 2014 were deemed to be equity instruments.

Series K Warrant. Each Series K Warrant represents the right to purchase 735 shares of Common Stock at an exercise price of $0.12 per share. The Series K Warrants were deemed to be equity instruments.

Other Outstanding Warrants. See Note 9 above for a discussion of the Medley Warrants and the Pegasus Guaranty Warrants.

As of December 31, 2015, the Company had outstanding the following warrants for the purchase of Common Stock:

Warrant Holder	Reason for Issuance	Number of Underlying Shares	Exercise Price			Expiration Date

Investors in rights offering	Series D Warrants	1,192,048	$2.65	to	$2.66	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,342,324			$0.95	December 31, 2016 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760	Variable			May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751	Variable			May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041			$0.72	September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959			$0.72	September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000			$0.72	September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508			$1.18	September 25, 2017

Pegasus	Pegasus Warrant	10,000,000	Variable			May 25, 2022

Series J Holders	Series J Warrants	212,164,300			$0.001	January 3, 2019 through January 30, 2020

Medley	Medley Warrants	10,000,000			$0.95	February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000			$0.50	February 19, 2024

Pegasus	Series K Warrants	14,777,932			$0.12	December 31, 2025

		291,399,623

As of December 31, 2015, the Series D Warrants, the warrants held by Aquillian Investments LLC, the September 2012 Warrants, the Series J Warrants, the Medley Warrants, the Pegasus Guaranty Warrants and a portion of the THD Warrants were fully vested and exercisable. In accordance with the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the years ended December 31, 2015 and 2013 and 2,114,108 shares issuable pursuant to the THD Warrant vested during the years ended December 31, 2014. Accordingly, as of December 31, 2015, THD Warrant represented a right to purchase 6,342,324 shares of common stock and 2,114,108 underlying shares remain subject to vesting upon satisfaction of prescribed product purchasing terms. As of December 31, 2015, a tranche of the THD Warrant that vested in 2012, representing the right to purchase 2,114,107 shares, expired. The Series K Warrants are not exercisable until after the Appeal Bond has been fully drawn or all commitments thereunder have been released. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, such warrants were not exercisable as of December 31, 2015 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant) was less than $580.0 million (subject to adjustment in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant).

The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $64,000, $103,000 and $0 as a reduction in revenue, respectively. The change in fair value of the previously vested portion of the THD Warrant was an increase of $83,000 for the year ended December 31, 2015, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Note 12: Earnings (Loss) Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the years ended December 31, 2015, 2014 and 2013, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Years Ended December 31,
	2015		2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss from operations	$(20,449,368)	$(6,638,142)	$(52,134,928)	$(13,459,745)	$(74,506,560)	$(15,310,772)
Deemed dividends related to the Series H, I and J Preferred Stock attributable to all shareholders	(23,263,854)	(7,551,762)	(49,687,773)	(12,827,960)	(20,206,288)	(4,152,304)
Deemed dividends due to the issuance of Series K Preferred Stock as compensation for bond provided by controlling shareholders	1,147,766	(1,147,766)	-	-	-	-
Deemed dividends due to the accretion of Series K Preferred Stock	(14,312,298)	(4,645,966)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	-	-	570,574	(570,574)	-	-
Undistributed net loss	$(56,877,755)	$(19,983,635)	$(101,252,127)	$(26,858,279)	$(94,712,848)	$(19,463,076)

Basic and diluted weighted average number of common shares outstanding	303,742,731	98,598,998	232,409,186	60,001,396	170,662,220	35,070,340

Basic and diluted net loss per common share:	$(0.19)	$(0.20)	$(0.44)	$(0.45)	$(0.55)	$(0.55)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 265.8 million, 180.5 million and 88.1 million common stock equivalents for the years ended December 31, 2015, 2014 and 2013, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 13: Related Party Transactions

On February 19, 2014, the Company entered into the Pegasus Guaranty and, as consideration for the Pegasus Guaranty, the Company issued the Pegasus Guaranty Warrants to the Pegasus Guarantors. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders. For the years ended December 31, 2015 and 2014, the Company recorded $553,000 and $476,000, respectively, of non-cash related party interest expense related to the amortization of the Pegasus Guaranty.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred consulting fees of $3,000, $12,000 and $14,000, respectively, for services provided by T&M Protection Resources which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital.

On September 11, 2015 and January 30, 2015, the Company issued 10,000 and 11,525 Series J Securities, respectively, to Holdings III, in each case at a purchase price of $1,000 per Series J Security for aggregate gross proceeds of $21.5 million. The Series J Securities were issued pursuant to subscription agreements between the Company and Holdings III, an affiliate of Pegasus Capital.

On December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 Series K Securities to Pegasus Fund IV pursuant to the Subscription and Support Agreement. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000.

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

Note 14: Equity Based Compensation Plans

The Company currently has one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. On September 9, 2014, holders of a majority of the Company’s Common Stock executed a written consent in lieu of a special meeting approving an amendment to the Equity Plan that (i) increased the total number of shares of Common Stock available for issuance thereunder from 55.0 million to 155.0 million and (ii) increased the maximum number of stock options or stock appreciation rights that may be granted each fiscal year to any Covered Employee (as defined in the Equity Plan) from 7.0 million to 30.0 million. As of December 31, 2015, there were 90.1 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

The Board of Directors may also issue stock-based awards to the Company’s nonemployee directors who wish their awards to be issued to an entity other than an individual under the Directors Stock Plan (the “Directors Plan”). As of December 31, 2015, the Company has reserved an aggregate of 5 million shares of Common Stock for issuance under the Directors Plan. The total number of shares outstanding under the Directors Plan was 1,150,456 shares as of December 31, 2015.

Stock Option Awards

The following table summarizes stock option activity for all of the Company’s stock-based plans as of December 31, 2015 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2014	44,281,364	$0.56
Granted	24,416,277	0.14
Exercised	-	-
Forfeited or expired	(8,570,994)	1.07
Outstanding as of December 31, 2015	60,126,647	$0.31	8.35	$-
Vested or expected to vest as of December 31, 2015	48,712,673	$0.35	8.16	$-
Exercisable as of December 31, 2015	17,577,168	$0.64	6.46	$-

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s Common Stock on December 31, 2015 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2015. This value fluctuates with the changes in the price of the Company’s Common Stock. As of December 31, 2015, there was $3.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.38 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.11	-	$0.11	14,024,257	9.80	$0.11	2,326,445	$0.11
$0.13	-	$0.13	3,132,020	9.88	0.13	-	-
$0.18	-	$0.18	27,800,000	8.77	0.18	6,950,000	0.18
$0.20	-	$1.00	12,091,998	6.42	0.55	5,714,248	0.89
$1.04	-	$4.35	3,069,122	4.01	1.70	2,577,225	1.77
$7.40	-	$7.40	3,000	1.11	7.40	3,000	7.40
$10.80	-	$10.80	6,250	1.59	10.80	6,250	10.80
	Total		60,126,647	8.35	$0.31	17,577,168	$0.64

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2015	2014	2013

Weighted average grant date fair value per share of options	$0.11	$0.14	$0.39
Total intrinsic value of options exercised	$-	$-	$-

Restricted Stock Awards

A summary of unvested shares of restricted stock outstanding under all of the Company’s stock-based plans as of December 31, 2015 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unnvested as of December 31, 2014	2,080,342	$0.38
Granted	2,033,905	0.20
Vested	(2,221,177)	0.36
Forfeited	(1,693,070)	0.21
Unvested as of December 31, 2015	200,000	$0.20

As of December 31, 2015, there was no unrecognized compensation cost related to restricted stock granted under the Equity Plan or the Directors Plan. For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to restricted stock of $121,000, $730,000 and $891,000, respectively.

Stock–Based Compensation Valuation and Expense

The Company accounts for its stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant date fair value of its stock based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of the Company’s stock-based awards the Company currently uses the Black-Scholes pricing model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. For restricted stock awards, grant date fair value is based upon the market price of the Company’s Common Stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The Company recorded stock option expense of $2.1 million, $3.3 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2015			2014			2013
Exercise price	$0.11	-	$0.24	$0.18	-	$0.50	$0.44	-	$0.70
Fair market value of the underlying stock on date of grant	$0.11	-	$0.24	$0.18	-	$0.42	$0.38	-	$0.64
Stock Option Grants:
Risk-free interest rate	1.31%	-	1.68%	0.209%	-	2.07%	1.03%	-	2.00%
Expected life, in years	5.06	-	6.25	1.75	-	6.25	6.00	-	6.25
Expected volatility	91.86%	-	102.48%	67.32%	-	100.46%	99.51%	-	101.82%
Expected dividend yield		0.0%			0.0%			0.0%
Expected forfeiture rate		14.93%			19.19%			7.49%
Fair value per share	$0.12	-	$0.28	$0.12	-	$0.28	$0.08	-	$0.52

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

2011 Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the “2011 ESPP”) that provides employees with the opportunity to purchase Common Stock at a discount. All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. As of December 31, 2015, there were 2.0 million shares authorized for issuance under the ESPP, with 1.8 million shares remaining for future issuance. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by the Company’s stockholders at its annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of Common Stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the 2015 offering under the 2011 ESPP, a participant could elect to use up to 30% of his or her compensation to purchase whole shares of Common Stock of the Company, but could not purchase more than 2,000 shares during the year. The purchase price for each purchase period is 85% of the fair market value of a share of Common Stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During the years ended December 31, 2015, 2014 and 2013, the Company issued 9,975, 23,126 and 88,284 shares to certain employees under the 2011 ESPP at prices ranging from $0.13 to $2.32 per share.

Note 15: Restructuring Expenses

The following table summarizes our restructuring expenses and related charges for the following years ended December 31:

	For the Years Ended December 31,
	2015	2014	2013

Broad based reduction of facilities and personnel (1)	$1,883,326	$3,314,251	$4,479,076
Mexico Closing (2)	-	-	102,688
Organization Optimization Initiative (3)	-	114,277	77,061

Total	$1,883,326	$3,428,528	$4,658,825

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

(2)

On September 24, 2012, the Company’s Board of Directors committed to the closing of our manufacturing facility in Mexico (the “Mexico Closing”), which was substantially complete as of December 31, 2013. The Mexico Closing resulted in the termination of approximately 520 employees and $1.7 million in a non-cash asset impairment.

(3)

In September 2011, the Company began implementing a restructuring plan designed to further increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was completed in October 2011. In 2012, the Company extended the restructuring plan to further increase efficiencies across the organization and lower its overall cost structure. The plan included a significant reduction in full time headcount in Mexico resulting from the Company’s continued shift of its manufacturing and production processes to the Company’s contract manufacturer in Mexico, the replacement of ten members of management in the United States and the closing of the Company’s offices in the United Kingdom and Australia. As of December 31, 2014, this plan was complete.

 As of December 31, 2015 and 2014, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2013	$699,832	$-	$276,956	$976,788
Charges	2,496,184	311,269	122,054	2,929,507
Payments	(2,236,776)	-	(218,170)	(2,454,946)
Accrued liability as of December 31, 2014	$959,240	$311,269	$180,840	$1,451,349
Charges	297,770	-	-	297,770
Payments	(1,117,625)	(69,776)	(167,960)	(1,355,361)
Accrued liability as of December 31, 2015	$139,385	$241,493	$12,880	$393,758

The remaining accrual of $394,000 as of December 31, 2015 is expected to be paid during the year ending December 31, 2016.

The restructuring and other related charges are included in the line item restructuring expenses in the consolidated statements of operations.

Note 16: Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax benefit from continuing operations are as follows:

	For the Years Ended December 31,
	2015	2014	2013

Loss before taxes
Domestic	$(26,652,135)	$(64,343,390)	$(86,599,121)
Foreign	(418,873)	(1,251,283)	(3,218,211)
Total	$(27,071,008)	$(65,594,673)	$(89,817,332)

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2015	2014	2013

Loss before taxes	$(27,071,008)	$(65,594,673)	$(89,817,332)

Income tax benefit applying United States federal statutory rate of 34%	(9,204,143)	$(22,302,189)	$(30,537,893)
State taxes, net of federal benefit	(776,264)	(1,183,397)	(1,674,412)

Permanent differences
Derivative fair value adjustment	203,498	5,359,878	(1,323,618)
Other	26,037	-	40,669
Increase in valuation allowance	4,763,028	30,513,501	31,336,114
Change in effective tax rate - United States	(2,910,847)	(2,679,697)	1,597,640
Change in effective tax rate - foreign	-	-	-
Expiration/true-up of NOL's	7,840,050	(10,236,058)	110,950
Rate difference between United States federal statutory rate and Netherlands statutory rate	58,642	175,180	450,550
Other	-	352,782	-

Income tax expense (benefit)	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2015	2014

Deferred income tax assets
Net operating loss carryforwards	$188,129,680	$181,983,692
Stock based compensation	9,825,558	8,957,780
Inventories	2,569,531	2,864,989
Warranty liability	1,235,724	1,745,093
Fixed asset impairment	616,709	1,168,224
Accrued legal fees	945,664	552,889
Goodwill impairment on asset acquisition	459,591	871,229
Accrued rebates	843,340	448,481
Accounts receivable	165,495	138,221
Accrued compensation	154,130	357,750
Charitable contribution carryforward	67,682	56,979
Depreciation	66,987	66,775
Accrued Expenses	55,691	-
India start-up costs	33,136	32,645
Reserve for losses on non-cancelable purchase commitments	-	172,110
Accrued Florida use tax	-	830
Total deferred income tax assets	205,168,916	199,417,687
Less: valuation allowance	(203,452,854)	(198,689,826)
Net deferred tax assets	$1,716,063	$727,861

Deferred income tax liabilities
Stock losses	$(171,976)	$(169,409)
Interest Expense	(14,004)
Loss on disposal of long-lived assets	(1,530,083)	(558,452)
Total deferred income tax liabilities	(1,716,063)	(727,861)
Net deferred tax liabilities	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $203.5 million valuation allowance as of December 31, 2015 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $4.8 million.

As of December 31, 2015, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2016	-	3,869,995
2017	-	4,265,206
2018	5,357,429	4,692,440
2019	2,293,432	908,706
2020	1,473,066	908,568
2021	2,769,043	2,027,511
2022	1,840,300	-
2023	2,031,270	-
2024	3,353,481	-
2025	2,293,432	-
2026	2,293,432	-
2027	9,937,230	-
2028	29,631,134	-
2029	33,916,312	-
2030	50,887,617
2031	67,057,312
2032	90,683,320
2033	82,316,468
2034	59,822,398
2035	28,057,263

Total	$476,013,939	$16,672,426

At the time of the reverse merger transaction and resulting change in control, in June 2007, the Company had accumulated approximately $75.0 million in loss carryforwards. As a result of the change in control, the Company is limited by Section 382 of the Internal Revenue Code in the amount of loss carryforwards that it may apply to its taxable income in any tax year. These loss carryforwards expire from 2018 through 2035. To the extent the Company is able to utilize available loss carryforwards that arose from operations in tax years prior to September 26, 2003, any benefit realized will be credited to income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2015, 2014 and 2013.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2015, the Company’s income tax returns prior to 2011 and 2010 are closed to examination for federal and state purposes, respectively. The Company’s 2013 federal income tax return is currently being examined by the Internal Revenue Service. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

Note 17: Concentrations of Credit Risk

For the years ended December 31, 2015, 2014 and 2013, the Company had one customer whose revenue represented 91% and 80% and 55% of total revenue, respectively. The loss of this material relationship would have a material adverse effect on our results of operations and cash flows.

As of December 31, 2015 and 2014, the Company had one customer whose accounts receivable balance represented 70% and 66% of accounts receivables, net of allowances, respectively.

Note 18: Commitments and Contingencies

Purchase Commitments

As of December 31, 2015, the Company had $9.2 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2015, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2016	$398,461
2017	317,777
2018	276,705
2019	276,705
2020	-
Thereafter	-

$1,269,648

During the years ended December 31, 2015, 2014 and 2013, the Company incurred rent expense of $459,000, $1.7 million and $2.1 million, respectively.

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

On June 22, 2012, Geveran filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, our former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 25, 2015, entered judgment against the defendants, including the Company, on a joint and several basis, in the amount of approximately $40.2 million.

On December 4, 2015, the Company, along with the other defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan also posted a separate bond in the amount of approximately $20.1 million, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran was in error, that we will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. Were that to occur, we believe we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on our financial position.

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of its legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Based upon the terms of an indemnification agreement, the Company has also paid, and may be required to pay in the in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

The Company is also a defendant in action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted the Company’s summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against the Company and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. A ruling from the appellate court is not expected until late 2016 early 2017. If GE Lighting were to prevail on its appeal, the case would likely be remanded to the trial court for further proceedings. Were that to occur, we believe that we have strong defenses against GE Lighting’s claims. However, if GE Lighting’s appeal is successful, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

In April 2015, LSG filed a lawsuit against several former employees and a company they formed seeking damages and injunctive relief arising out of the defendants’ misappropriation of our trade secrets and other intellectual property.  Pursuant to the terms of a settlement agreement entered into in December 2015, certain of the individual defendants agreed not to use or disclose our intellectual property and to reimburse us for $200,000 in costs, and the defendants’ company agreed to pay us a commission equal to the greater of (i) $1.7 million and (ii) 5% of such company’s gross sales of biological and agricultural products during the three-year period ending January 2019.

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

Note 19: Defined Contribution Plan

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the years ended December 31, 2015, 2014 and 2013, the Company contributed $135,000, $220,000 and $303,000, respectively, to the 401(k) Plan.

Note 20: Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2015 and 2014:

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$19,371,545	$23,270,363	$19,587,399	$17,520,465
Gross margin	2,930,248	3,416,535	5,223,665	(369,184)
Net income (loss)	(13,601,090)	(2,444,313)	269,344	(11,311,451)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.07)	$(0.01)	$(0.04)	$(0.03)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.07)	$(0.01)	$(0.04)	$(0.03)

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$25,925,841	$19,827,864	$23,089,356	$22,441,799
Gross margin	2,690,495	1,119,562	3,420,353	(3,648,278)
Net loss	(40,093,963)	(11,628,516)	(2,102,576)	(11,769,618)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.33)	$(0.04)	$(0.04)	$(0.09)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.35)	$(0.04)	$(0.04)	$(0.09)

Note 21: Valuation and Qualifying Accounts

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2015	$408,047	(1,097)	83,105	-	(15,031)	$475,024
2014	$509,561	(8,574)	103,792	-	(196,732)	$408,047
2013	$1,188,366	7,381	279,757	-	(965,943)	$509,561

Provision for purchase commitments
2015	$540,227	(1,260)	115,926	(643,648)	(11,245)	$-
2014	$1,629,806	(13,556)	507,257	(1,217,878)	(365,402)	$540,227
2013	$5,678,992	-	1,283,444	(4,562,550)	(770,080)	$1,629,806

Note 22: Subsequent Events

On February 23, 2016, the Company issued 3,000 Series J Securities to Holdings III pursuant to the Subscription and Support Agreement among the Company, Pegasus Fund IV and Holdings III for aggregate gross proceeds of $3.0 million.

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

4.5

Certificate of Designation of Series K Preferred Stock filed with the Secretary of State of Delaware on September 11, 2015 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

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

4.23*	Warrant to Purchase Common Stock, dated December 7, 2015 and issued to Pegasus Partners IV, L.P.

4.24

Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.24.1

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

4.26

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

Exhibit Number	Description
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

Exhibit Number	Description
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
10.19.3

Third Amendment to Term Loan Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.19.4

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

10.20.3

Side Letter in Respect of Series J Equity Issuance and Calculation of Fixed Charge Coverage Ratio dated January 30, 2015 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC and FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.20.4

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

10.20.5

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

10.21

Stock Purchase, Exchange and Recapitalization Agreement, dated as of September 30, 2010, by and among Lighting Science Group Corporation and Pegasus Partners IV, L.P., LSGC Holdings LLC, and LED Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2010, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.22

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

10.25

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

10.30

Preferred Stock Subscription Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, RW LSG Holdings LLC and each of the other parties signatory thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.30.1

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

10.32.2

Amendment No. 2 to Preferred Stock Subscription Agreement, dated September 11, 2015, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

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

Exhibit Number	Description
10.40

Series J Subscription Agreement, dated January 30, 2015, by and between Lighting Science Group Corporation and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.41

Preferred Stock Subscription and Support Agreement, dated September 11, 2015 by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

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

10.48

Mutual General Release Agreement, dated September 11, 2015, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.49+

Separation Agreement, dated November 8, 2013, by and between Lighting Science Group Corporation and Jeremy Cage (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013, File No. 0-20354, and incorporated herein by reference).

10.50+

Employment Agreement, dated as of March 1, 2014, between Lighting Science Group Corporation and Jennifer Sethre (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2014, File No. 0-20354, and incorporated herein by reference).

10.51+

Employment Agreement, dated as of July 9, 2014, between Lighting Science Group Corporation and Dennis McGill (previously filed as Exhibit 10.53 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.52+

Separation Agreement, effective as of August 8, 2014, between Lighting Science Group Corporation and Thomas Shields (previously filed as Exhibit 10.54 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.53+

Separation Agreement, dated as of July 15, 2014, between Lighting Science Group Corporation and Jennifer Sethre (previously filed as Exhibit 10.55 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.54+

Employment Agreement, dated as of August 28, 2014, between Lighting Science Group Corporation and Edward Bednarcik (previously filed as Exhibit 10.56 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.55+

Employment Agreement, dated as of September 23, 2014, between Lighting Science Group Corporation and Wayne Nesbit (previously filed as Exhibit 10.57 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.56+

Employment Agreement, dated as of October 20, 2015, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2015, File No. 0-20354, and incorporated herein by reference).

10.57+

Offer Letter, dated March 4, 2016, between Lighting Science Group Corporation and Mark D. Gorton (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2016, File No. 0-20354, and incorporated herein by reference).

21.1*	Subsidiaries of Lighting Science Group Corporation.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description

*	Filed herewith.
**

The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Lighting Science Group Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing.

+	Management contract or compensatory plan or arrangement.