Form 10-Q
period 2016-03-31
LIGHTING SCIENCE GROUP CORP
filed 2016-05-16
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-20354

LIGHTING SCIENCE GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1350 Division Road, Suite 102, West Warwick, RI	02893
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of May 6, 2016, was 210,303,256 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,692,086	647,526
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	10,492,644	7,673,352
Inventories	17,211,837	21,449,721
Prepaid expenses	1,104,781	1,248,530
Total current assets	33,501,348	34,019,129

Property and equipment, net (includes accumulated depreciation of $11.9 million and $11.7 million as of March 31, 2016 and December 31, 2015, respectively)	668,712	856,690
Intangible assets, net	3,146,238	3,024,894
Pegasus Commitment	208,800	214,400
Other long-term assets	113,620	118,448

Total assets	$37,638,718	$38,233,561

Liabilities and Stockholders’ Deficit
Current liabilities:
Lines of credit	$11,036,462	$6,169,856
Current portion of long-term debt	10,129	28,877
Accounts payable	8,927,707	13,192,756
Accrued expenses	6,864,989	7,276,037
Total current liabilities	26,839,287	26,667,526

Note payable	27,113,466	26,583,685
Liabilities under derivative contracts	4,245,943	4,172,809
Total other liabilities	31,359,409	30,756,494

Total liabilities	58,198,696	57,424,020

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 85,100 shares, 83,062 and 80,062 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	166,124,000	160,124,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	20,106,030	20,106,030
	538,186,806	532,186,806
Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, authorized 975,000,000 shares, 212,807,131 and 212,803,446 shares issued as of March 31, 2016 and December 31, 2015, respectively	212,807	212,804
Additional paid-in capital	279,022,714	281,485,826
Accumulated deficit	(832,136,331)	(827,416,083)
Accumulated other comprehensive loss	(2,088,474)	(1,902,312)
Treasury stock, 2,505,000 shares as of March 31, 2016 and December 31, 2015 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(558,746,784)	(551,377,265)
Total liabilities and stockholders’ deficit	$37,638,718	$38,233,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$17,098,013	$19,371,545
Cost of goods sold	13,619,103	16,441,297
Gross profit	3,478,910	2,930,248

Operating expense:
Selling, distribution and administrative	5,076,064	5,095,581
Research and development	1,080,999	1,181,313
Restructuring expense	-	83,704
Depreciation and amortization	221,073	506,072
Total operating expenses	6,378,136	6,866,670
Loss from operations	(2,899,226)	(3,936,422)

Other income (expense):
Interest expense	(1,612,446)	(1,462,360)
Related party interest expense	(138,300)	(138,300)
Increase in fair value of liabilities under derivative contracts	(78,734)	(8,100,772)
Other income, net	11,018	36,764
Total other income (expense)	(1,818,462)	(9,664,668)

Loss before income tax expense	(4,717,688)	(13,601,090)

Income tax expense	2,560	-

Net loss	(4,720,248)	(13,601,090)

Foreign currency translation gain (loss)	(186,162)	45,391

Comprehensive loss	$(4,906,410)	$(13,555,699)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.02)	$(0.07)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.02)	$(0.07)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	327,637,170	287,758,558
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,060,244	97,668,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Treasury Stock	Total
Balance December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)
Issuance of restricted stock and options for directors' compensation	-	-	11,903	-	-	-	11,903
Stock based compensation expense			544,651	-	-	-	544,651
Stock issued under equity compensation plans	3,685	3	334	-	-	-	337
Deemed dividends on Series J Redeemable Convertible Preferred Stock, net of fees of $20,000	-	-	(3,807,957)	-	-	-	(3,807,957)
Issuance of Series J Warrants	-	-	787,957	-	-	-	787,957
Net loss	-	-	-	(4,720,248)	-	-	(4,720,248)
Foreign currency translation adjustment	-	-	-	-	(186,162)	-	(186,162)
Balance March 31, 2016	212,807,131	$212,807	$279,022,714	$(832,136,331)	$(2,088,474)	$(3,757,500)	$(558,746,784)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(4,720,248)	$(13,601,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,073	506,072
Issuance of restricted stock for directors' compensation	11,903	11,101
Stock based compensation expense	544,651	905,396
Non-cash sales incentive	-	64,285
Allowance for doubtful accounts receivable	(18,321)	35,725
Write-down of inventory	-	94,595
Provision for losses on non-cancelable purchase commitments	-	176,857
Increase in fair value of derivative contracts	78,734	8,100,772
Amortization of debt issuance costs	356,989	333,847
Medley discount accretion	194,768	194,768
Interest accrued on Medley Term Loan	155,133	155,457
Changes in operating assets and liabilities:
Accounts receivable	(2,801,122)	262,155
Inventories	4,237,884	(5,466,179)
Prepaid expenses	143,349	1,136,362
Other current and long-term assets	4,828	(130,079)
Accounts payable	(4,265,486)	(9,052,644)
Accrued expenses and other liabilities	(410,003)	(920,378)
Net cash used in operating activities	(6,265,868)	(17,192,978)
Cash flows from investing activities:
Purchases of property and equipment	(9,675)	(2,835)
Capitalized patents	(144,766)	(91,889)
Net cash used in investing activities	(154,441)	(94,724)
Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	4,689,497	4,955,792
Payment of short and long-term debt	(18,748)	(9,573)
Debt issuance costs	-	(112,217)
Proceeds from issuance of common stock under equity compensation plans	282	252
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities and Warrants	3,000,000	11,525,000
Fees incurred on issuance of preferred stock	(20,000)	(134,817)
Net cash provided by financing activities	7,651,031	16,224,437

Effect of exchange rate changes on cash	(186,162)	3,351

Net increase (decrease) in cash	1,044,560	(1,059,914)
Cash and cash equivalents balance at beginning of period	647,526	1,609,297
Cash and cash equivalents balance at end of period	$1,692,086	$549,383

Supplemental disclosures:
Interest paid during the period	$994,676	$1,380,181

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(3,807,957)	$(15,298,260)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

Overview

Lighting Science Group Corporation (the “Company”) was incorporated in Delaware in 1988 and designs, develops and markets general illumination products that exclusively use light emitting diodes (“LEDs”) as their light source. The Company’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures and sockets as well as purpose built LED-based luminaires (light fixtures) for many common indoor and outdoor residential, commercial, industrial and public infrastructure lighting applications. The Company assembles and manufactures its products through its contract manufacturers in Asia.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2016.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, intangible assets and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Restricted Cash

As of March 31, 2016 and December 31, 2015, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance were reflected as a financing activity in the consolidated statements of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was $470,000 and $475,000, respectively.

As of March 31, 2016 and December 31, 2015, $6.9 million and $4.2 million, respectively, of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF FinCo I LP (“Ares”) in May 2015, and the FCC ABL is hereinafter referred to as the “Ares ABL”.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty provision for the three months ended March 31, 2016:

Warranty provision as of December 31, 2015	$3,285,424
Additions to provision	233,757
Less warranty costs	(309,140)

Warranty provision as of March 31, 2016	$3,210,041

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

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the warrant issued to The Home Depot, Inc. (the “THD Warrant”) is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. The Company retrospectively adopted ASU 2015-03 as of January 1, 2016. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements or notes to condensed consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company retrospectively adopted ASU 2015-17 as of January 1, 2016. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements or notes to condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” This update requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $832.1 million and stockholders’ deficit of $558.7 million as of March 31, 2016. As of March 31, 2016, the Company had cash and cash equivalents of $1.7 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

The Company’s primary sources of liquidity have historically been borrowings from Ares under the Ares ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of Common Stock and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III, LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led a majority of the Company’s capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

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

The Company also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares on April 25, 2014, pursuant to a Loan and Security Agreement (as amended from time to time, the “Ares ABL Agreement”). As of March 31, 2016, the Company had $11.0 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $2.7 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On January 30, 2015, September 11, 2015 and February 23, 2016, the Company issued 11,525, 10,000 and 3,000 units of its securities (“Series J Securities”), respectively, to Holdings III. On September 30, 2015, the Company issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $24.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

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

Pegasus has committed to provide financial support to the Company of up to $5.25 million, as needed, to fund its operations and debt service requirements through April 2017. The amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL) that is not repayable by the Company on or before April 14, 2017. Such commitment, which in no way amounts to a guarantee of the Company’s obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as the Company’s controlling stockholder, may request that the Company take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on its business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of the Company’s board of directors. Management believes that, subject to certain conditions, the Company will have sufficient capital to fund its operations for the next 12 months. Such conditions include, among other things, (1) maintaining the Company’s lower cost structure implemented over the last three years, (2) replacing a significant portion of the decline in revenue anticipated as a result of The Home Depot’s line review and (3) if necessary, Pegasus fulfilling its commitment as described above.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of March 31, 2016, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $538.2 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of March 31, 2016, the Company had $38.1 million of aggregate borrowings outstanding under these credit facilities that it would be required to repay prior to any redemption of Preferred Stock.

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

As of March 31, 2016, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of March 27, 2017, the Company does not believe that it will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

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

As discussed further in Note 14, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On November 30, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”). Accordingly, the Company, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of the Company’s appeal of the Summary Judgment Order. As contemplated by the Preferred Stock Subscription and Support Agreement dated September 11, 2015 (the “Subscription and Support Agreement”) among the Company, Holdings III and Pegasus Partners IV, L.P. (“Pegasus Fund IV”), Pegasus Fund IV agreed to assist the Company in securing the Appeal Bond on the terms set forth in a General Indemnity Agreement and related side letter to be entered into by and among the Company, Pegasus Fund IV and the issuer of the Appeal Bond (the “Appeal Bond Agreements”). The Company executed the Appeal Bond Agreements with Pegasus Fund IV and the issuer of the Appeal Bond on December 4, 2015, and on December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 units of its securities (the “Series K Securities”) to Pegasus Fund IV, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s summary judgment award in favor of Geveran was in error and that it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted of finished goods as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, inventories were stated net of inventory reserves of $6.9 million. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	March 31, 2016	December 31, 2015

Leasehold improvements	$171,808	$171,808
Office furniture and equipment	290,348	290,348
Computer hardware and software	7,888,114	7,878,439
Tooling, production and test equipment	4,219,956	4,219,956
Trailers	45,996	45,996
Construction-in-process	-	-
Total property and equipment	12,616,222	12,606,547
Accumulated depreciation	(11,947,510)	(11,749,857)
Total property and equipment, net	$668,712	$856,690

Depreciation related to property and equipment was $198,000 and $487,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of March 31, 2016 and December 31, 2015 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)
March 31, 2016:
Technology and intellectual property	$3,477,322	$(331,084)	$3,146,238	0.9	to	20.0

December 31, 2015:
Technology and intellectual property	$3,332,556	$(307,662)	$3,024,894	0.9	to	20.0

Total intangible asset amortization expense was $23,000 and $20,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 6. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $3.0 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively. The Company amortized $400,000 and $334,000 of debt issuance costs for the three months ended March 31, 2016 and 2015, respectively.

Note 7. Lines of Credit and Note Payable

Facility	March 31, 2016	December 31, 2015

Ares ABL, revolving line of credit, net of debt issuance costs of $516,000 and $693,000 as of March 31, 2016 and December 31, 2015, respectively.	$11,036,462	$6,169,856

Medley Term Loan, net of debt issuance costs of $2.5 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively	27,113,466	26,583,685

	$38,149,928	$32,753,541

Ares ABL

On April 25, 2014, the Company, entered into the Ares ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. On January 30, 2015 and September 11, 2015, the Company entered into amendments to the Ares ABL relating to, among other things, the Appeal Bond Agreements, the calculation of EBITDA for purposes of determining compliance with the fixed charge coverage ratio covenant for certain periods, and the interest margin payable under the Ares ABL. As of March 31, 2016, the Company had $11.0 million outstanding under the Ares ABL and additional borrowing capacity of $2.7 million. As of March 31, 2016, eligible collateral included $6.9 million of accounts receivable and $10.0 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of March 31, 2016, the interest rate on the Ares ABL was 5.94%.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. On January 30, 2015 and September 11, 2015, the Company entered into amendments to the Medley Term Loan relating to, among other things, the minimum EBITDA covenant levels with respect to certain periods, the Appeal Bond Agreements, and the treatment of proceeds from certain issuances of Series J Securities. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of March 31, 2016, the interest rate on the Medley Term Loan was 12.64%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of March 31, 2016 the balance of the Medley Term Loan was $27.1 million. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants for the three months ended March 31, 2016 and 2015. The Company also recognized $155,000 of accrued interest for the three months ended March 31, 2016 and 2015 for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants.

Note 8. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, according to the valuation techniques the Company used to determine their fair values (see the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 2015, for definitions of capitalized forms):

	Fair Value Measurement as of March 31, 2016
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$208,800

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$1,745,927
September 2012 Warrants	-	-	208,800
Pegasus Warrant	-	-	965,000
THD Warrant	-	-	80,151
Medley Warrants	-	-	591,050
Pegasus Guaranty Warrants	-	-	655,015
	$-	$-	$4,245,943

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined in Note 2 above, for the three months ended March 31, 2016:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2015	in net loss	settlements	Level 3	March 31, 2016
Pegasus Commitment	$214,400	$(5,600)	$-	$-	$208,800
Riverwood Warrants	(1,747,737)	1,810	-	-	(1,745,927)
September 2012 Warrants	(214,400)	5,600	-	-	(208,800)
Pegasus Warrant	(966,000)	1,000	-	-	(965,000)
THD Warrant	(63,635)	(16,516)	-	-	(80,151)
Medley Warrants	(565,776)	(25,274)	-	-	(591,050)
Pegasus Guaranty Warrants	(615,261)	(39,754)	-	-	(655,015)
Total	$(3,958,409)	$(78,734)	$-	$-	$(4,037,143)

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

Note 9. Stockholders’ Equity

For the three months ended March 31, 2016 and 2015, the Company recorded expense of $12,000 and $11,000, respectively, related to stock compensation for awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three months ended March 31, 2016 and 2015, the Company recorded expense of $0 and $33,000, respectively, related to restricted stock awards to the Company’s SAB.

Warrants for the Purchase of Common Stock

As of March 31, 2016, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price			Expiration Date

Investors in rights offering	Series D Warrants	1,192,048	$2.65	to	$2.66	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,569,697		$0.95		December 31, 2016 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760		Variable		May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751		Variable		May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041		$0.72		September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959		$0.72		September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000		$0.72		September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508		$1.18		September 25, 2017

Pegasus	Pegasus Warrant	10,000,000		Variable		May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	220,114,300		$0.001		January 3, 2019 through February 23, 2021

Medley	Medley Warrants	10,000,000		$0.95		February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000		$0.50		February 19, 2024

Pegasus	Series K Warrants	14,777,932		$0.12		December 31, 2025

		299,576,996

Note 10: Earnings (Loss) Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three months ended March 31, 2016 and 2015, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended March 31,
	2016		2015
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income (loss) per share:
Net loss attributable to common stock	$(3,632,930)	$(1,087,318)	$(10,154,538)	$(3,446,552)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(2,930,787)	(877,170)	(11,421,641)	(3,876,619)
Undistributed net loss	$(6,563,717)	$(1,964,488)	$(21,576,179)	$(7,323,171)

Basic and diluted weighted average number of common shares outstanding	327,637,170	98,060,244	287,758,558	97,668,138

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 270.8 million and 204.0 million common stock equivalents for the three months ended March 31, 2016 and 2015, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 11: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders. Pegasus beneficially owned approximately 90.3% of the Common Stock as of March 31, 2016.

On February 23, 2016, the Company issued 3,000 Series J Securities to Holdings III pursuant to the Subscription and Support Agreement among the Company, Pegasus Fund IV and Holdings III for aggregate gross proceeds of $3.0 million.

Note 12. Restructuring Expense

As of March 31, 2016, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2015	$139,385	$241,493	$12,880	$393,758
Charges	-	-	-	-
Payments	(44,654)	-	-	(44,654)
Accrued liability as of March 31, 2016	$94,731	$241,493	$12,880	$349,104

The remaining accrual of $349,104 as of March 31, 2016 is expected to be paid during the year ending December 31, 2016.

Note 13. Concentrations of Credit Risk

For the three months ended March 31, 2016 and 2015, revenue from sales to one customer represented 91% and 80% of the Company’s total revenue, respectively.

As of March 31, 2016 and December 31, 2015, the Company had one customer whose accounts receivable balance represented 77% and 70% of accounts receivable, net of allowances, respectively.

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

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 25, 2015, the court entered judgment against the defendants, including the Company, on a joint and several basis, in the amount of approximately $40.2 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations, cost-cutting measures and the introduction of new products; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets and our ability to improve our gross profit and achieve profitable growth; and the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

Company Overview

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

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross profit and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross profit improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach to our contract manufacturing partners in Asia, from which we source the majority of our components. In 2015, we opened a new distribution center in Seattle, Washington in order to reduce the transit time for products from Asia and to provide us with an additional port through which we can import goods. A labor dispute at the Port of Los Angeles in 2015 caused work slowdowns and, as a result, affected the timing and predictability of our deliveries. We believe that our additional distribution facility will help to better maintain the continuity of our supply chain and improve our supply-to-cash cycle time.

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

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three months ended March 31, 2016 and 2015:

	2016	2015

Revenue	$17,098,013	$19,371,545
Cost of goods sold	13,619,103	16,441,297

Gross profit	$3,478,910	$2,930,248

GAAP gross profit percentage	20.3%	15.1%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $2.3 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease in revenue was due to a decrease in sales to commercial customers of $2.0 million and a $365,000 decrease in sales to The Home Depot, Inc. (“The Home Depot”).

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

Our gross profit is principally driven by the mix and quantity of products we sell. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our selling, distribution and administrative, research and development and other operating expenses. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life cycles and, therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances may require us to record inventory reserves and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

During the three months ended March 31, 2016, our gross profit improved to 20.3% compared to 15.1% for the three months ended March 31, 2015. This improvement was due to changes in the mix of products sold (more sales from higher margin inventory), as well as lower charges for inventory reserves and for warranty expenses.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our on-going review of financial information related to our business, we regularly use non-GAAP measures, particularly non-GAAP adjusted gross profit and non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. The adjusted presentation below is used by management to measure our business performance and we believe it provides useful information regarding the trend in gross profit percentage based on revenue from sales of our products to customers.

We define non-GAAP adjusted cost of goods sold as costs of goods sold less provisions for inventory write-offs. Non-GAAP adjusted gross profit was 20.3% of revenue for the three months ended March 31, 2016 compared to 16.5% for the three months ended March 31, 2015.

We define non-GAAP adjusted operating expenses as total operating expenses less non-cash expenses for stock based compensation, restructuring expenses and depreciation and amortization. Non-GAAP adjusted operating expenses for the three months ended March 31, 2016 increased 4.5% while revenue decreased 11.7% compared to the three months ended March 31, 2015. Non-GAAP adjusted operating expenses represented 32.8% of revenue for the three months ended March 31, 2016 compared to 27.7% of revenue for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015

Revenue	$17,098,013	$19,371,545

Cost of goods sold	13,619,103	16,441,297
Deduct:
Provisions for inventory write-offs	-	271,452

Adjusted cost of goods sold	13,619,103	16,169,845

Adjusted gross profit	$3,478,910	$3,201,700

Non-GAAP adjusted gross profit percentage	20.3%	16.5%

Total operating expense	$6,378,136	$6,866,670
Less:
Issuance of restricted stock and stock options for directors compensation	11,903	11,101
Non-cash stock option and restricted stock compensation expense	544,706	905,396
Restructuring expense	-	83,704
Depreciation and amortization	221,073	506,072

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$5,600,454	$5,360,397

GAAP operating expenses as a percentage of revenue	37.3%	35.4%

Non-GAAP adjusted operating expenses as a percentage of revenue	32.8%	27.7%

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

We believe that the changes we initiated improved our management and manufacturing infrastructure, expanded our ability to source components and manufacture our products internationally and positioned us for organic growth. We believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Florida research and development facility, which we believe provides us with a competitive advantage. In addition to developing products targeted at mainstream retail and commercial lighting, we are seeking to expand our product offerings to compete across multiple industry verticals.

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 as set forth herein.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015

Revenue	$17,098,013	$19,371,545	(2,273,532)	-11.7%	100.0%	100.0%
Cost of goods sold	13,619,103	16,441,297	(2,822,194)	-17.2%	79.7%	84.9%
Selling, distribution and administrative	5,076,064	5,095,581	(19,517)	*	29.7%	26.3%
Research and development	1,080,999	1,181,313	(100,314)	*	6.3%	6.1%
Restructuring expense	-	83,704	(83,704)	*	0.0%	0.4%
Depreciation and amortization	221,073	506,072	(284,999)	-56.3%	1.3%	2.6%
Interest expense, including related party	(1,750,746)	(1,600,660)	(150,086)	*	-10.2%	-8.3%
Increase in fair value of liabilities under derivative contracts	(78,734)	(8,100,772)	8,022,038	-99.0%	-0.5%	-41.8%
Other expense, net	11,018	36,764	(25,746)	*	0.1%	0.2%
Income tax expense	2,560	-	2,560	*	0.0%	0.0%
Net income (loss)	$(4,720,248)	$(13,601,090)	8,880,842	-65.3%	-27.6%	-70.2%

* Variance is not meaningful

Revenue

Revenue decreased $2.3 million, or 11.7%, to $17.1 million for the three months ended March 31, 2016 from $19.4 million for the three months ended March 31, 2015. The decrease in revenue was primarily a result of a $365,000 decrease in sales to The Home Depot and a $2.0 million decrease in sales to commercial customers during the three months ended March 31, 2016 as compared to sales during the three months ended March 31, 2015.

Cost of Goods Sold

Cost of goods sold decreased $2.8 million, or 17.2%, to $13.6 million for the three months ended March 31, 2016 from $16.4 million for the three months ended March 31, 2015. The decrease in cost of goods sold was primarily due to the reduction in revenue, as well as lower levels of inventory reserves and warranty provisions taken in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Cost of goods sold as a percentage of revenue decreased for the three months ended March 31, 2016 to 79.7% (or a gross profit percentage of 20.3%) as compared to 84.9% (or a gross profit percentage of 15.1%) for the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $285,000, or 56.3%, to $221,000 for the three months ended March 31, 2016 from $506,000 for the three months ended March 31, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of property and equipment, which we have elected not to replace as part of our cost cutting initiative.

Increase in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by changes in the trading price of our common stock, par value $0.001 per share (“Common Stock”) and changes in risk-free interest rates. The increase in fair value of liabilities under derivative contracts for the three months ended March 31, 2016 was $79,000, compared to an increase of $8.1 million for the three months ended March 31, 2015, representing a decline of 99.0%, or $8.0 million. The change was due to the relatively small change in the price of our Common Stock between the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

Liquidity and Capital Resources

We have experienced significant historical net losses as well as negative cash flows from operations, resulting in an accumulated deficit of $832.1 million and stockholders’ deficit of $558.7 million as March 31, 2016. As of March 31, 2016, we had cash and cash equivalents of $1.7 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to our five-year term loan (the “Medley Term Loan”) with Medley Capital Corporation (“Medley”). Our cash expenditures primarily relate to procurement of inventory and payment of salaries, benefits and other operating costs. Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus IV, L.P. (“Pegasus Fund IV”), LSGC Holdings LLC, LSGC Holdings II, LSGC Holdings III, LLC (“Holdings III”) and PCA LSG Holdings LLC (“PCA Holdings”). While Pegasus Capital and its affiliates (collectively, “Pegasus”) have led the majority of our capital raises, the offerings of our Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

We obtained the five-year, $30.5 million Medley Term Loan from Medley on February 19, 2014 pursuant to a Term Loan Agreement (as amended, the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels.

We also obtained a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares on April 25, 2014 pursuant to a Loan and Security Agreement (as amended, the “Ares ABL Agreement”). As of March 31, 2016, we had $11.0 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $2.7 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires us to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period.

On January 30, 2015, September 11, 2015 and February 23, 2016, we issued 11,525, 10,000 and 3,000 units of our securities (“Series J Securities”), respectively, to Holdings III. On September 30, 2015, we issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Series H Convertible Preferred Stock (the “Series H Preferred Stock”), Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and Series J Convertible Preferred Stock (the “Series J Preferred Stock” and, collectively with the Series H Preferred Stock and Series I Preferred Stock, the “Convertible Preferred Stock”). In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security and in accordance with the terms of separate subscription agreements with each of the preemptive rights purchasers and Holdings III. We received aggregate gross proceeds of approximately $21.6 million and $3.0 million in connection with the issuances of Series J Securities during 2015 and the three months ended March 31, 2016, respectively. Each Series J Security consists of (a) one share of Series J Preferred Stock and (b) a warrant to purchase 2,650 shares of our Common Stock (a “Series J Warrant”) at an exercise price of $0.001 per share of Common Stock.

We continue to face challenges in our efforts to achieve profitability and positive cash flows from operations. Our ability to continue to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds that we may raise through public or private financing or increased borrowing capacity.

In 2015, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which is expected to go into full effect in the second quarter of 2016. Pursuant to this supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015 and 2014. We were, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified “big box” and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, we expect 2016 sales to The Home Depot and, as a result, revenue, to be significantly less than they were in 2015. However, because we cannot reasonably estimate the extent to which such reduced revenue may be offset by sales of the new products to The Home Depot or by any potential new sales to other retailers, we cannot determine at this time the overall impact that the results of The Home Depot line review will have on our financial condition and operations in the future.

As a result of our historical losses, we believe we will likely need to raise additional capital to fund our on-going operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to us, if at all. Our complex capital structure, including our obligations to the holders of the outstanding shares of Convertible Preferred Stock and the series of preferred stock designated as Series K (the “Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, we may not be able to complete a restructuring or refinancing on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects may be adversely affected.

Pegasus has committed to provide financial support to us of up to $5.25 million, as needed, to fund our operations and debt service requirements through April 2017. The amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL) that is not repayable by us on or before April 14, 2017. Such commitment, which in no way amounts to a guarantee of our obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as our controlling stockholder, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on our business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors. Management believes that, subject to certain conditions, we will have sufficient capital to fund our operations for the next 12 months. Such conditions include, among other things, (1) maintaining our lower cost structure implemented over the last three years, (2) replacing a significant portion of the decline in revenue anticipated as a result of The Home Depot’s line review and (3) if necessary, Pegasus fulfilling its commitment as described above.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause us to redeem their shares of Series H Preferred Stock and Series I Preferred Stock, respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause us to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Series H Preferred Stock or Series I Preferred Stock. In addition, Portman Limited and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of our Convertible Preferred Stock would also have the right to require us to redeem such shares upon our uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Further, depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.  As of March 31, 2016, in the event we were required to redeem all of our outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), our maximum payment obligation would have been $538.2 million. We would be required to repay our outstanding obligations under the Medley Term Loan our three-year asset based revolving credit facility with ACF Finco I LP (as amended from time to time, the “Ares ABL”) prior to any redemption of any shares of Preferred Stock. As of March 31, 2016, we had $38.1 million of aggregate borrowings outstanding under these credit facilities that we would be required to repay.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of the Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation provide that we are not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under our credit facilities.

As of March 31, 2016, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption of our Preferred Stock.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” we must take any and all actions required and permitted to fix the size of our board of directors to a size that would permit Riverwood Holdings (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until we satisfy or otherwise cure the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood Holdings exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and we are unable to redeem Riverwood Holdings’s Convertible Preferred Stock. If Riverwood Holdings were to exercise its optional redemption right and a control event were to occur, Riverwood could take control of our board of directors.

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

As discussed more fully in the Form 10-K, one of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company.  On November 30, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”). Accordingly, we, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) to obtain an automatic stay of enforcement as we appeal the Summary Judgment Order in the Geveran case. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s Summary Judgment Order was in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of Geveran’s $25 million investment, as well as interest, attorney’s fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future. We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors' and officers' insurance coverage will be available to cover the substantial majority of our legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Our engagement letter with J.P. Morgan Securities, LLC ("J.P. Morgan") pursuant to which we engaged J.P. Morgan as placement agent in connection with the private placement to Geveran requires us to indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan's activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan's bad faith, gross negligence or willful misconduct. Based upon the terms of such engagement letter, we have also paid, and may be required to pay in the future, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit. Such payments are not covered by our insurance.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31.
Cash flow activities:	2016	2015
Net cash used in operating activities	$(6,265,868)	$(17,192,978)
Net cash used in investing activities	(154,441)	(94,724)
Net cash provided by financing activities	7,651,031	16,224,437

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities decreased to $6.3 million for the three months ended March 31, 2016 from $17.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net cash used in operating activities included certain non-cash reconciliation items consisting primarily of $707,000 in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $545,000 of stock-based compensation expense and $221,000 in depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2015 included certain non-cash reconciliation items comprised primarily of an $8.1 million net increase in fair value of derivative contracts, $916,000 of stock-based compensation expense, $684,000 in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $506,000 in depreciation and amortization and $271,000 in inventory write-downs.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In the aggregate, working capital changes totaled a net use of cash of $3.1 million in the three months ended March 31, 2016 compared to a net use of cash of $14.2 million in the three months ended March 31, 2015. For the three months ended March 31, 2016, the working capital changes consisted primarily of a reduction of accounts payable of $4.3 million and an increase in accounts receivable of $2.8 million, which were partially offset by a $4.2 million decrease in inventory. For the three months ended March 31, 2015, the working capital changes consisted primarily of a decrease in accounts payable of $9.1 million, an increase in inventories of $5.5 million and a decrease in accrued expense and other liabilities of $920,000, which were partially offset by a $1.1 million decrease in prepaid expenses.

Investing Activities

Cash used in investing activities relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $154,000 and $95,000 for the three months ended March 31, 2016 and 2015, respectively. The cash used in investing activities for the three months ended March 31, 2016 was primarily due to capitalized patents of $145,000. The cash used in investing activities for the three months ended March 31, 2015 was primarily due to capitalized patents of $92,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and Preferred Stock. Net cash provided by financing activities was $7.7 million and $16.2 million for the three months ended March 31, 2016 and 2015, respectively. The cash provided by financing activities for the three months ended March 31, 2016 included net draws on our lines of credit and other short term borrowings of $4.7 million and proceeds from the issuance of Series J Securities for aggregate proceeds of $3.0 million. The cash provided by financing activities for the three months ended March 31, 2015 included proceeds from the issuance of Series J Securities for aggregate proceeds of $11.5 million and net draws on our lines of credit and other short term borrowings of $5.0 million, partially offset by $135,000 in fees incurred in connection with the issuance of Series J Securities in January 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officers, concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective at a reasonable assurance level because the ongoing remediation efforts to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2015 have not been fully developed and implemented.

Changes in Internal Control over Financial Reporting

Subsequent to December 31, 2015, the following change is an action taken to our internal controls, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●

We have reemphasized the importance of consistent application of the controls over the spreadsheet formulas used in the inventory valuation and enhanced the training of the personnel responsible for preparing and reviewing the spreadsheet.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016, which discussion is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, we issued 3,000 Series J Securities to Holdings III for gross proceeds of $3.0 million, with each Series J Security consisting of (a) one share of Series J Preferred Stock and (b) a Series J Warrant. We issued the Series J Securities pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015 with Holdings III and Pegasus Fund IV.

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

LIGHTING SCIENCE GROUP CORPORATION

Date: May 16, 2016	By	/s/ Edward D. Bednarcik

Edward D. Bednarcik
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By	/s/ Mark D. Gorton

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

4.23

Warrant to Purchase Common Stock, dated December 7, 2015 and issued to Pegasus Partners IV, L.P. (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K filed on April 14, 2016, File 0-20354, and incorporated herein by reference).

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

10.1+	Offer Letter, dated March 4, 2016, between Lighting Science Group Corporation and Mark D. Gorton (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2016, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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