Form 10-K/A
period 2015-12-31
LIGHTING SCIENCE GROUP CORP
filed 2016-05-31
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-20354

Lighting Science Group Corporation

(Exact name of Registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1350 Division Road, Suite 204 West Warwick, RI	02893
(Address of principal executive office)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”) of Lighting Science Group Corporation (the “Company”) filed with the Securities and Exchange Commission on April 14, 2016. The Company is filing this Amendment No. 1 to revise the following information that was incorrectly stated in the Original Filing due to errors by the financial printer engaged by the Company: (i) certain line items relating to adjusted gross margin and the description of total non-GAAP adjusted operating expenses for the year ended December 31, 2015 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Non-GAAP Financial Measures”; (ii) certain amounts with respect to interest obligations reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations”; (iii) the amount of additional paid-in capital for the year ended December 31, 2015 relating to the issuance of Series K Warrants and amount of deemed dividends and accretion on Series K Redeemable Preferred Stock reported in the Consolidated Statements of Stockholders’ Deficit; (iv) the amounts reported for certain inventory-related line items for the year ended December 31, 2015 in the Consolidated Statements of Cash Flows; (v) an unnecessary line item reported under non-cash investing and financing activities in the Consolidated Statements of Cash Flows; (vi) the fair value per share range for the year ended December 31, 2015 reported in “Note 14: Equity Based Compensation Plans—Stock–Based Compensation Valuation and Expense” in the Notes to the Consolidated Financial Statements; and (vii) the amount of fixed asset impairment and the amount of goodwill impairment on asset acquisition as of December 31, 2015 reported in “Note 16: Income Taxes” in the Notes to the Consolidated Financial Statements. Management concluded the information which was incorrectly stated in the Original Filing was immaterial and did not cause a material misstatement of the Company’s annual report on Form 10-K.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and, except for an updated notation in the Exhibit Index and the revisions described above, does not otherwise modify or update the disclosure presented in the Original Filing. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

 i

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$79,749,772	$91,284,860	$83,221,557	$127,111,351	$108,981,588
Cost of goods sold	68,548,508	87,702,728	98,043,280	146,902,807	129,187,145
Gross margin	11,201,264	3,582,132	(14,821,723)	(19,791,456)	(20,205,557)

Operating expenses:
Selling, distribution and administrative	22,652,775	34,024,300	51,395,936	60,928,462	52,817,425
Research and development	3,999,727	5,647,568	10,338,799	10,071,839	10,670,455
Write-off of deferred offering costs	-	-	-	-	1,269,318
Restructuring expenses	1,883,326	3,467,835	4,657,497	6,212,936	598,037
Impairment of goodwill and other long-lived assets	-	-	-	379,537	4,121,349
Depreciation and amortization	1,973,959	3,355,865	8,722,030	8,411,187	4,895,742
Total operating expenses	30,509,787	46,495,568	75,114,262	86,003,961	74,372,326
Loss from operations	(19,308,523)	(42,913,436)	(89,935,985)	(105,795,417)	(94,577,883)

Total other income (expense)	(7,762,485)	(22,681,237)	118,653	(5,544,992)	4,143,315

Loss before income tax expense (benefit)	(27,071,008)	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)

Income tax expense (benefit)	16,502	-	-	-	-

Net loss	(27,087,510)	(65,594,673)	(89,817,332)	(111,340,409)	(90,434,568)

Foreign currency translation gain (loss)	1,455,691	410,800	(51,172)	(69,734)	(89,486)

Comprehensive loss	$(25,631,819)	$(65,183,873)	$(89,868,504)	$(111,410,143)	$(90,524,054)

Basic and diluted net loss per weighted average common share	$-	$-	$-	$-	$(0.48)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.19)	$(0.44)	$(0.55)	$(1.47)	$-
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.20)	$(0.45)	$(0.55)	$(1.92)	$-

Basic and diluted weighted average number of common shares outstanding	-	-	-	-	189,671,299
Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	303,742,731	232,409,186	170,662,220	171,336,891	-
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	98,598,998	60,001,396	35,070,340	33,642,080	-

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
Cash and cash equivalents	$647,526	$1,609,297	$11,195,412	$15,834,077	$3,071,673
Working capital (1)	8,249,449	6,044,363	(19,719,888)	37,355,821	18,284,652
Total assets	41,575,351	51,592,332	55,297,126	85,593,786	114,650,508
Total liabilities	60,765,810	69,741,739	74,190,313	35,065,988	102,066,009
Series H Redeemable Convertible Preferred Stock	227,220,149	227,220,149	227,220,149	227,288,549	-
Series I Redeemable Convertible Preferred Stock	124,736,627	124,736,627	124,736,627	124,736,627	-
Series J Redeemable Convertible Preferred Stock	160,124,000	116,950,000	40,000,000	-	-
Series K Redeemable Preferred Stock	20,106,030	-	-	-	-
Total stockholders' equity (deficit)	(551,377,265)	(487,056,183)	(410,849,963)	(304,497,378)	12,584,499

(1)	Working capital is defined as our current assets minus current liabilities.

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

	Years Ended December 31,
	2015	2014	2013

Revenue	$79,749,772	$91,284,860	$83,221,557
Add back:
Non-cash sales incentives for THD Warrant	-	102,500	-

Adjusted revenue	79,749,772	91,387,360	83,221,557

Cost of goods sold	68,548,508	87,702,728	98,043,280
Deduct:
Provisions for inventory reserves and losses on non-cancellable purchase commitments	3,722,502	5,229,693	13,698,374

Adjusted cost of goods sold	64,826,006	82,473,035	84,344,906

Adjusted gross margin	$14,923,766	$8,914,325	$(1,123,349)

GAAP gross margin percentage	14.0%	3.9%	-17.8%

Non-GAAP adjusted gross margin percentage	18.7%	9.8%	-1.3%

Total operating expense	$30,509,787	$46,495,568	$75,114,262
Less:
Issuance of non-cash stock options for directors compensation	358,671	669,639	745,610
Non-cash stock option and restricted stock compensation expense	2,171,133	3,390,005	7,021,503
Restructuring expense	1,883,326	3,467,835	4,657,497
Depreciation and amortization	1,973,959	3,355,865	8,722,030

Total non-GAAP adjusted operating expenses	$24,122,698	$35,612,224	$53,967,622

GAAP operating expenses as a percentage of revenue	38.3%	50.9%	90.3%

Non-GAAP operating expenses as a percentage of revenue	30.2%	39.0%	64.8%

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

* Variance is not meaningful

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

Contractual obligations

As of December 31, 2015, payments to be made pursuant to our principal contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$9,429,273	$9,429,273	$-	$-	$-
Operating lease obligations (2)	1,269,648	398,462	594,481	276,705	-
Capital lease obligations (3)	28,877	28,877	-	-	-
Line of credit (4)	6,862,629	-	6,862,629	-	-
Interest obligations (5)	12,794,617	4,268,461	7,880,398	645,758	-
Note payable (6)	31,680,288	-	-	31,680,288	-
Total	$62,065,332	$14,125,073	$15,337,508	$32,602,751	$-

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

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

(3)	Capital lease obligations include rent and interest obligations on office equipment under non-cancelable capital leases.

(4)	Line of credit includes principal payments on our line of credit, assuming payment will be made on the agreed upon due date for our Ares ABL.

(5)	Interest obligations represent estimated interest payments on our Ares ABL and the Medley Term Loan, based on the rates as of December 31, 2015, through the date of expected payments.

(6)	Note payable includes principal payments on the Medley Term Loan, assuming payment will be made on the agreed upon due date for our Medley Term Loan.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Cash flow activities:
Net cash used in operating activities	$(20,558,780)	$(41,052,374)	$(60,352,551)
Net cash used in investing activities	(703,277)	(918,751)	(2,578,590)
Net cash provided by financing activities	20,545,022	32,113,623	58,036,915

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

LIGHTING SCIENCE GROUP CORPORATION

May 31, 2016	By:	/S/ Edward D. Bednarcik
Edward D. Bednarcik
Chief Executive Officer and Director
(Principal Executive Officer)

May 31, 2016	By:	/S/ Mark D. Gorton
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

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2015	2014	2013

Revenue	$79,749,772	$91,284,860	$83,221,557
Cost of goods sold (exclusive of depreciation shown below)	68,548,508	87,702,728	98,043,280
Gross profit (deficit)	11,201,264	3,582,132	(14,821,723)

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $0, $919,000 and $2.2 million for 2015, 2014 and 2013, respectively)	22,652,775	34,024,300	51,395,936
Research and development	3,999,727	5,647,568	10,338,799
Restructuring expenses	1,883,326	3,467,835	4,657,497
Depreciation and amortization	1,973,959	3,355,865	8,722,030
Total operating expenses	30,509,787	46,495,568	75,114,262
Loss from operations	(19,308,523)	(42,913,436)	(89,935,985)

Other income (expense):
Interest income	1,173	8,173	4,749
Interest expense	(6,283,175)	(6,278,878)	(4,026,560)
Related party interest expense	(533,200)	(476,367)	-
(Increase) decrease in fair value of liabilities under derivative contracts	(598,524)	(15,667,304)	3,892,994
Other (expense) income, net	(348,759)	(266,861)	247,470
Total other (expense) income	(7,762,485)	(22,681,237)	118,653

Loss before income tax expense	(27,071,008)	(65,594,673)	(89,817,332)

Income tax expense	16,502	-	-

Net loss	(27,087,510)	(65,594,673)	(89,817,332)

Foreign currency translation gain (loss)	1,455,691	410,800	(51,172)

Comprehensive loss	$(25,631,819)	$(65,183,873)	$(89,868,504)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.19)	$(0.44)	$(0.55)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.20)	$(0.45)	$(0.55)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	303,742,731	232,409,186	170,662,220
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,598,998	60,001,396	35,070,340

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2012	208,063,486	$208,063	$347,686,258	$(644,916,568)	$(3,717,631)	$(3,757,500)	$(304,497,378)
Issuance of restricted stock and options for directors' compensation	1,854,507	1,854	743,756	-	-	-	745,610
Stock based compensation expense	-	-	7,021,503	-	-	-	7,021,503
Stock issued under equity compensation plans	395,175	396	38,602	-	-	-	38,998
Deemed dividends on Series H and J Redeemable Convertible Preferred Stock	-	-	(24,358,592)	-	-	-	(24,358,592)
Issuance of common stock in exchange for outstanding Series H Preferred	36,000	36	68,364	-	-	-	68,400
Net loss	-	-	-	(89,817,332)	-	-	(89,817,332)
Foreign currency translation adjustment	-	-	-	-	(51,172)	-	(51,172)
Balance December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors' compensation	1,750,342	1,751	667,888	-	-	-	669,639
Stock based compensation expense	330,000	330	3,389,675	-	-	-	3,390,005
Stock issued under equity compensation plans	23,126	23	6,034	-	-	-	6,057
Warrant issued to a customer	-	-	(13,055)	-	-	-	(13,055)
Series J Warrants issued	-	-	-	-	-	-	-
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(62,515,733)	-	-	-	(62,515,733)
Deemed dividends for issuance of Pegasus Guaranty Warrants	-	-	(570,574)	-	-	-	(570,574)
Issuance of Series J Warrants	-	-	10,365,014	-	-	-	10,365,014
Series J Warrants reclassified from liability to equity	-	-	37,646,300	-	-	-	37,646,300
Net loss	-	-	-	(65,594,673)	-	-	(65,594,673)
Foreign currency translation adjustment	-	-	-	-	410,800	-	410,800
Balance December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock for directors' compensation	406,835	407	358,264	-	-	-	358,671
Stock based compensation expense	(66,000)	(66)	2,171,199	-	-	-	2,171,133
Stock issued under equity compensation plans	9,975	10	1,297	-	-	-	1,307
Issuance of Series J Warrants	-	-	8,144,213	-	-	-	8,144,213
Deemed dividends on the accretion of Series J Redeemable Convertible Preferred Stock	-	-	(30,815,616)	-	-	-	(30,815,616)
Issuance of Series K Warrants	-	-	1,557,059	-	-	-	1,557,059
Deemed dividends and accretion on Series K Redeemable Preferred Stock	-	-	(20,106,030)	-	-	-	(20,106,030)
Net loss	-	-	-	(27,087,510)	-	-	(27,087,510)
Foreign currency translation adjustment	-	-	-	-	1,455,691	-	1,455,691
Balance December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(27,087,510)	$(65,594,673)	$(89,817,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,973,959	3,355,865	8,722,030
Loss on disposal of subsidiary	1,586,000	-	-
Impairment of plant and equipment	-	636,636	2,420,132
Issuance of restricted stock for directors' compensation	358,671	669,639	745,610
Stock based compensation expense	2,171,133	3,390,005	7,021,503
Non-cash sales incentive	-	102,500	-
Allowance for doubtful accounts receivable	83,105	103,792	245,151
Write-down of inventory	3,606,576	4,722,436	11,350,469
Provision for losses on non-cancelable purchase commitments	115,926	507,257	2,347,905
Increase in fair value of derivative contracts	598,524	15,667,304	(3,892,994)
Amortization of debt issuance costs	1,528,761	1,586,204	506,745
Medley discount accretion	779,072	668,703	-
Interest accrued on Medley Term Loan	640,569	539,719	-
Loss on disposal of assets	70,335	52,862	497,140
Changes in operating assets and liabilities:
Accounts receivable	2,747,827	(2,706,558)	5,065,780
Inventories	(2,977,191)	(9,964,228)	(7,294,767)
Prepaid expenses	1,778,376	(1,036,426)	555,549
Other current and long-term assets	219,495	43,141	352,227
Accounts payable	(6,147,184)	3,412,348	979,698
Accrued expenses and other liabilities	(2,605,224)	2,791,100	(157,397)
Net cash used in operating activities	(20,558,780)	(41,052,374)	(60,352,551)
Cash flows from investing activities:
Purchases of property and equipment	(136,508)	(572,245)	(2,118,183)
Capitalized patents	(567,269)	(795,538)	(1,026,325)
Proceeds from sale of property and equipment	500	449,032	565,918
Net cash used in investing activities	(703,277)	(918,751)	(2,578,590)
Cash flows from financing activities:
Net proceeds (payments) from draws on lines of credit and other short-term borrowings	493,836	(33,842,636)	38,709,705
Proceeds from long-term borrowings	-	29,872,993	-
Payment of short and long-term debt	(64,969)	(17,605)	(4,950)
Debt issuance costs	(338,749)	(3,210,206)	(48,246)
Decrease in restricted cash related to line of credit	-	2,000,000	-
Proceeds from issuance of common stock under equity compensation plans	1,307	6,057	38,998
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities	21,538,000	38,475,000	20,000,000
Fees incurred on issuance of preferred stock	(1,084,403)	(1,169,980)	(658,592)
Net cash provided by financing activities	20,545,022	32,113,623	58,036,915

Effect of exchange rate changes on cash	(244,736)	271,387	255,561

Net decrease in cash	(961,771)	(9,586,115)	(4,638,665)
Cash and cash equivalents balance at beginning of period	1,609,297	11,195,412	15,834,077
Cash and cash equivalents balance at end of period	$647,526	$1,609,297	$11,195,412

Supplemental disclosures:
Interest paid during the period	$5,097,143	$4,761,355	$3,963,304

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(30,815,616)	$(62,515,733)	$(24,358,592)
Reclass of Series J Warrants from liabilities to equity	$-	$37,646,300	$-
Reclass of THD Warrant from equity to liabilities	$-	$(74,576)	$-
Fair value of Pegasus Guaranty included in debt issuance costs	$-	$(2,766,000)	$-
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$(570,574)	$-
Deemed dividends on issuance and accretion of Series K Preferred Stock	$(20,106,030)	$-	$-

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

The Pegasus Commitment (as defined in Note 11 below) and all outstanding warrants other than the THD Warrant (as defined in Note 11 below) were initially recorded at fair value and subsequently reflected at their fair value at the end of each reporting period. The fair value of the THD Warrant is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period

Revenue Recognition

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

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2015:

	Balance December 31, 2014	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance December 31, 2015
Pegasus Commitment	$720,000	$(505,600)	$-	$-	$214,400
Riverwood Warrants	(2,352,027)	604,290	-	-	(1,747,737)
September 2012 Warrants	(720,000)	505,600	-	-	(214,400)
Pegasus Warrant	(1,300,000)	334,000	-	-	(966,000)
THD Warrant	(43,928)	(19,707)	-	-	(63,635)
Medley Warrants	(577,065)	11,289	-	-	(565,776)
Pegasus Guaranty Warrants	(643,924)	28,663	-	-	(615,261)

Total	$(4,916,944)	$958,535	$-	$-	$(3,958,409)

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded expenses of $79,000, $670,000 and $725,000, respectively, related to the restricted stock awards and $280,000, $0 and $21,000, respectively, related to the stock options issued to the directors.

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

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Years Ended December 31,
	2015		2014		2013
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss from operations	$(20,449,368)	$(6,638,142)	$(52,134,928)	$(13,459,745)	$(74,506,560)	$(15,310,772)
Deemed dividends related to the Series H, I and J Preferred Stock attributable to all shareholders	(23,263,854)	(7,551,762)	(49,687,773)	(12,827,960)	(20,206,288)	(4,152,304)
Deemed dividends due to the issuance of Series K Preferred Stock as compensation for bond provided by controlling shareholders	1,147,766	(1,147,766)	-	-	-	-
Deemed dividends due to the accretion of Series K Preferred Stock	(14,312,298)	(4,645,966)
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	-	-	570,574	(570,574)	-	-
Undistributed net loss	$(56,877,754)	$(19,983,636)	$(101,252,127)	$(26,858,279)	$(94,712,848)	$(19,463,076)

Basic and diluted weighted average number of common shares outstanding	303,742,731	98,598,998	232,409,186	60,001,396	170,662,220	35,070,340

Basic and diluted net loss per common share:	$(0.19)	$(0.20)	$(0.44)	$(0.45)	$(0.55)	$(0.55)

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

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.11	-	$0.11	14,024,257	9.80	$0.11	2,326,445	$0.11
$0.13	-	$.0.13	3,132,020	9.88	0.13	-	-
$0.18	-	$0.18	27,800,000	8.77	0.18	6,950,000	0.18
$0.20	-	$.1.00	12,091,998	6.42	0.55	5,714,248	0.89
$1.04	-	$4.35	3,069,122	4.01	1.70	2,577,225	1.77
$7.40	-	$7.40	3,000	1.11	7.40	3,000	7.40
$10.80	-	$10.80	6,250	1.59	10.80	6,250	10.80
		Total	60,126,647	8.35	$0.31	17,577,168	$0.64

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2015	2014	2013

Weighted average grant date fair value per share of options	$0.11	$0.14	$0.39
Total intrinsic value of options exercised	$-	$-	$-

Restricted Stock Awards

A summary of unvested shares of restricted stock outstanding under all of the Company’s stock-based plans as of December 31, 2015 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2014	2,080,342	$0.38
Granted	2,033,905	0.20
Vested	(2,221,177)	0.36
Forfeited	(1,693,070)	0.21
Unvested as of December 31, 2015	200,000	$0.20

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

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2015			2014			2013
Exercise price	$0.11	-	$0.24	$0.18	-	$0.50	$0.44	-	$0.70
Fair market value of the underlying stock on date of grant	$0.11	-	$0.24	$0.18	-	$0.42	$0.38	-	$0.64
Stock Option Grants:
Risk-free interest rate	1.31%	-	1.68%	0.209%	-	2.07%	1.03%	-	2.00%
Expected life, in years	5.06	-	6.25	1.75	-	6.25	6.00	-	6.25
Expected volatility	91.86%	-	102.48%	67.32%	-	100.46%	99.51%	-	101.82%
Expected dividend yield		0.0%			0.0%			0.0%
Expected forfeiture rate		14.93%			19.19%			7.49%
Fair value per share	$0.09	-	$0.19	$0.12	-	$0.28	$0.08	-	$0.52

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2015	2014

Deferred income tax assets
Net operating loss carryforwards	$188,129,680	$181,983,692
Stock based compensation	9,825,558	8,957,780
Inventories	2,569,531	2,864,989
Warranty liability	1,235,724	1,745,093
Accrued legal fees	945,664	552,889
Goodwill impairment on asset acquisition	884,434	871,229
Accrued rebates	843,340	448,481
Fixed asset impairment	191,866	1,168,224
Accounts receivable	165,495	138,221
Accrued compensation	154,130	357,750
Charitable contribution carryforward	67,682	56,979
Depreciation	66,987	66,775
Accrued expenses	55,691	-
India start-up costs	33,136	32,645
Reserve for losses on non-cancelable purchase commitments	-	172,110
Accrued Florida use tax	-	830
Total deferred income tax assets	205,168,916	199,417,687
Less: valuation allowance	(203,452,854)	(198,689,826)

Net deferred tax assets	$1,716,063	$727,861

Deferred income tax liabilities
Stock losses	$(171,976)	$(169,409)
Interest expense	(14,004)	-
Loss on disposal of long-lived assets	(1,530,083)	(558,452)
Total deferred income tax liabilities	(1,716,063)	(727,861)

Net deferred tax liabilities	$-	$-

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

As of December 31, 2015, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2016	-	3,869,995
2017	-	4,265,206
2018	5,357,429	4,692,440
2019	2,293,432	908,706
2020	1,473,066	908,568
2021	2,769,043	2,027,511
2022	1,840,300	-
2023	2,031,270	-
2024	3,353,481	-
2025	2,293,432	-
2026	2,293,432	-
2027	9,937,230	-
2028	29,631,134	-
2029	33,916,312	-
2030	50,887,617	-
2031	67,057,312	-
2032	90,683,320	-
2033	82,316,468	-
2034	59,822,398	-
2035	28,057,263	-

Total	$476,013,939	$16,672,426

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

4.23

Warrant to Purchase Common Stock, dated December 7, 2015 and issued to Pegasus Partners IV, L.P. (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K filed on April 14, 2016, File No. 0-20354, and incorporated herein by reference).

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