Form 10-Q
period 2016-06-30
LIGHTING SCIENCE GROUP CORP
filed 2016-08-15
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-20354

LIGHTING SCIENCE GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2596710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1350 Division Road, Suite 204, West Warwick, RI	02893
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 8, 2016, was 210,307,209 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$722,993	647,526
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	6,003,636	7,673,352
Inventories	14,917,622	21,449,721
Prepaid expenses	855,692	1,248,530
Total current assets	25,499,943	34,019,129

Property and equipment, net (includes accumulated depreciation of $12.1 million and $11.7 million as of June 30, 2016 and December 31, 2015, respectively)	781,908	856,690
Intangible assets, net	3,363,867	3,024,894
Pegasus Commitment	205,600	214,400
Other long-term assets	126,285	118,448

Total assets	$29,977,603	$38,233,561

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit, net of debt issuance costs	$8,224,589	$6,169,856
Current portion of long-term debt	-	28,877
Accounts payable	9,660,217	13,192,756
Accrued expenses	6,799,995	7,276,037
Total current liabilities	24,684,801	26,667,526

Note payable, net of debt issuance costs	27,691,957	26,583,685
Liabilities under derivative contracts	4,888,273	4,172,809
Total other liabilities	32,580,230	30,756,494

Total liabilities	57,265,031	57,424,020

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 62,365 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 85,100 shares, 83,062 and 80,062 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	166,124,000	160,124,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20,106,030	20,106,030
	538,186,806	532,186,806
Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, authorized 975,000,000 shares, 212,811,309 and 212,803,446 shares issued as of June 30, 2016 and December 31, 2015, respectively	212,811	212,804
Additional paid-in capital	280,051,153	281,485,826
Accumulated deficit	(840,144,463)	(827,416,083)
Accumulated other comprehensive loss	(1,836,235)	(1,902,312)
Treasury stock, 2,505,000 shares as of June 30, 2016 and December 31, 2015 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(565,474,234)	(551,377,265)
Total liabilities and stockholders’ deficit	$29,977,603	$38,233,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,
	2016	2015

Revenue	$12,017,508	$23,270,363
Cost of goods sold	10,793,986	19,853,828
Gross profit	1,223,522	3,416,535

Operating expense:
Selling, distribution and administrative	5,442,043	6,896,060
Research and development	1,006,519	1,052,997
Restructuring expense	-	214,066
Depreciation and amortization	192,001	488,071
Total operating expenses	6,640,563	8,651,194
Loss from operations	(5,417,041)	(5,234,659)

Other income (expense):
Interest expense	(1,624,044)	(1,589,475)
Related party interest expense	(138,300)	(138,300)
Decrease (increase) in fair value of liabilities under derivative contracts	(645,530)	4,595,279
Other expense, net	(180,805)	(77,158)
Total other income (expense)	(2,588,679)	2,790,346

Loss before income tax expense	(8,005,720)	(2,444,313)

Income tax expense	2,412	-

Net loss	(8,008,132)	(2,444,313)

Foreign currency translation gain	252,239	70,372

Comprehensive loss	$(7,755,893)	$(2,373,941)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.02)	$(0.01)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	332,354,752	298,344,752
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,064,213	99,139,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Revenue	$29,115,521	$42,641,908
Cost of goods sold	24,413,089	36,295,125
Gross profit	4,702,432	6,346,783

Operating expense:
Selling, distribution and administrative	10,518,107	11,991,641
Research and development	2,087,518	2,234,310
Restructuring expense	-	297,770
Depreciation and amortization	413,074	994,143
Total operating expenses	13,018,699	15,517,864
Loss from operations	(8,316,267)	(9,171,081)

Other expense:
Interest expense	(3,175,023)	(2,990,368)
Related party interest expense	(338,067)	(338,067)
Increase in fair value of liabilities under derivative contracts	(724,264)	(3,505,493)
Other expense, net	(169,787)	(40,394)
Total other expense	(4,407,141)	(6,874,322)

Loss before income tax expense	(12,723,408)	(16,045,403)

Income tax expense	4,972	-

Net loss	(12,728,380)	(16,045,403)

Foreign currency translation gain	66,077	115,763

Comprehensive loss	$(12,662,303)	$(15,929,640)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.04)	$(0.08)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.04)	$(0.08)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	329,995,961	293,080,898
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,062,229	98,407,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)
Issuance of restricted stock and options for directors' compensation	-	-	11,903	-	-	-	11,903
Stock based compensation expense			1,572,721	-	-	-	1,572,721
Stock issued under equity compensation plans	7,863	7	703	-	-	-	710
Deemed dividends on Series J Redeemable Convertible Preferred Stock, net of fees of $20,000	-	-	(3,807,957)	-	-	-	(3,807,957)
Issuance of Series J Warrants	-	-	787,957	-	-	-	787,957
Net loss	-	-	-	(12,728,380)	-	-	(12,728,380)
Foreign currency translation adjustment	-	-	-	-	66,077	-	66,077
Balance June 30, 2016	212,811,309	$212,811	$280,051,153	$(840,144,463)	$(1,836,235)	$(3,757,500)	$(565,474,234)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(12,728,380)	$(16,045,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413,074	994,143
Issuance of restricted stock for directors' compensation	11,903	129,465
Stock based compensation expense	1,572,721	2,235,720
Non-cash sales incentive	-	75,977
Allowance for doubtful accounts receivable	53,124	35,725
Write-down of inventory	758,157	485,102
Provision for losses on non-cancelable purchase commitments	-	(496,012)
Increase in fair value of derivative contracts	724,264	3,505,493
Amortization of debt issuance costs	754,544	733,452
Medley discount accretion	389,536	389,536
Interest accrued on Medley Term Loan	316,351	313,432
Loss (gain) on disposal of assets	2,150	(500)
Changes in operating assets and liabilities:
Accounts receivable	1,617,194	(313,140)
Inventories	5,773,942	2,194,806
Prepaid expenses	398,193	416,266
Other current and long-term assets	(7,837)	(301,502)
Accounts payable	(3,532,535)	(11,169,225)
Accrued expenses and other liabilities	(473,913)	(70,796)
Net cash used in operating activities	(3,957,512)	(16,887,461)
Cash flows from investing activities:
Purchases of property and equipment	(292,059)	(36,806)
Capitalized patents	(387,364)	(220,652)
Proceeds from sale of property and equipment	-	500
Net cash used in investing activities	(679,423)	(256,958)
Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	1,927,574	4,806,674
Payment of short and long-term debt	(28,877)	(24,785)
Debt issuance costs	(225,000)	(338,749)
Proceeds from issuance of common stock under equity compensation plans	597	545
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities and Warrants	3,000,000	11,525,000
Fees incurred on issuance of preferred stock	(20,000)	(148,457)
Net cash provided by financing activities	4,654,294	15,820,228

Effect of exchange rate changes on cash	58,108	61,466

Net increase (decrease) in cash	75,467	(1,262,725)
Cash and cash equivalents balance at beginning of period	647,526	1,609,297
Cash and cash equivalents balance at end of period	$722,993	$346,572

Supplemental disclosures:
Interest paid during the period	$2,003,542	$2,597,495

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(3,807,957)	$(15,311,900)

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2016, as amended by the Annual Report on Form 10-K/A filed with the SEC on May 31, 2016.

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

Restricted Cash

As of June 30, 2016 and December 31, 2015, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of June 30, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was $545,000 and $475,000, respectively.

As of June 30, 2016 and December 31, 2015, $3.2 million and $4.2 million, respectively, of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF FinCo I LP (“Ares”) in May 2015, and the FCC ABL, as amended from time to time, is hereinafter referred to as the “Ares ABL”.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty liability for the six months ended June 30, 2016:

Warranty liability as of December 31, 2015	$3,285,424
Additions to liability	399,843
Less warranty costs	(642,853)

Warranty liability as of June 30, 2016	$3,042,414

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, amounts due under lines of credit and other short term borrowings, accrued expenses and note payable are carried at amounts that approximate their fair value due to the short-term maturity of these instruments and/or variable interest rates.

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were initially recorded at fair value and are adjusted for changes in fair value at the end of each reporting period. The fair value of the warrant issued to The Home Depot (“the THD Warrant”) is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before annual reporting periods beginning after December 15, 2016). The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $840.1 million and stockholders’ deficit of $565.5 million as of June 30, 2016. As of June 30, 2016, the Company had cash and cash equivalents of $723,000. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

The Company continues to face challenges in its efforts to achieve profitability and positive cash flows from operations. The Company’s ability to continue to meet its obligations in the ordinary course of business, including continued payment to its trade creditors, is dependent upon establishing profitable operations, supplemented by additional funds that the Company may raise through public or private financing or increased borrowing capacity.

The Company believes it will need to raise additional capital to fund its operations. In addition, because the Company’s existing revolving line of credit facility expires on April 25, 2017, the Company must seek to replace it in order to help manage its negative cash flows from operations. Sources of additional capital and/or credit may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Convertible Preferred Stock and its Series K Preferred Stock (the “Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, the Company may not be able to complete a restructuring or refinancing on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects will be adversely affected.

The Company’s primary sources of liquidity have historically been borrowings from Ares under the Ares ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of Common Stock and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led a majority of the Company’s capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

The Company obtained the five-year, $30.5 million Medley Term Loan from Medley on February 19, 2014, pursuant to a Term Loan Agreement (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, the Company is required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum quarterly EBITDA levels. The Company also maintains $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan.

The Company also obtained a revolving credit facility with a maximum line amount of $22.5 million from Ares which expires on April 25, 2017, pursuant to a Loan and Security Agreement (as amended from time to time, the “Ares ABL Agreement”). As of June 30, 2016, the Company had $8.8 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $352,000. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to maintain certain minimum quarterly EBITDA levels for the preceding 12-month period.

Since January 1, 2015, the Company issued an aggregate of 29,525 of its Series J Securities to Holdings III and issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $24.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

In 2015, the Company’s largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, the Company entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by the Company directly from overseas suppliers. Such products represented a significant percentage of the Company’s sales to The Home Depot in 2015 and 2014. The Company was, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under its prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit the Company to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under its prior agreement. Notwithstanding the new supplier buying agreement, as was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from the Company. As a result of the line review, and based on the Company’s results through the first six months of 2016, the Company expects 2016 sales to The Home Depot to be lower than in 2015.

Pegasus has committed to provide financial support to the Company of up to $5.25 million, as needed, to fund its operations and debt service requirements through April 2017. The amount of this commitment has been reduced by the $5.0 million of Series J Securities purchased by Holdings III on July 19, 2016 (as discussed in Note 15), with a remaining commitment amount of $250,000. The remaining amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL) that is not repayable by the Company on or before April 14, 2017. Management believes that, subject to certain conditions, the Company will have sufficient capital to fund its operations through December 31, 2016. Such conditions include, among other things, (1) maintaining the Company’s lower cost structure implemented over the last three years, and (2) if necessary, Pegasus fulfilling its remaining commitment as described above.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of June 30, 2016, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $538.2 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of June 30, 2016, the Company had $38.7 million of aggregate borrowings outstanding under these credit facilities that it would be required to repay prior to any redemption of Preferred Stock.

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

As of June 30, 2016, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of March 27, 2017, the Company does not believe that it will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

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

As discussed further in Note 14, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On August 28, 2014, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 30, 2015, the Court entered judgment against the defendants, including the Company, on a joint and several basis, in the amount of approximately $40.2 million (including pre-trial interest, attorney’s fees, and statutory post-judgment interest. Accordingly, the Company and certain other related defendants, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of the Company’s appeal of the partial summary judgment order. In consideration of Pegasus Fund IV’s entry into the Appeal Bond and other related agreements (“collectively, the “Appeal Bond Agreements”) and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 units of its securities (the “Series K Securities”) to Pegasus Fund IV, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s partial summary judgment award in favor of Geveran was in error and that it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Accordingly, the ultimate outcome of the lawsuit and disposition of the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted of finished goods as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, inventories were stated net of inventory reserves of $3.8 million and $6.9 million, respectively. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its lifecycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	June 30, 2016	December 31, 2015

Leasehold improvements	$331,820	$171,808
Office furniture and equipment	332,233	290,348
Computer hardware and software	7,891,010	7,878,439
Tooling, production and test equipment	4,254,908	4,219,956
Trailers	45,996	45,996
Construction-in-process	8,021	-
Total property and equipment	12,863,988	12,606,547
Accumulated depreciation	(12,082,080)	(11,749,857)
Total property and equipment, net	$781,908	$856,690

Depreciation related to property and equipment was $167,000 and $467,000 for the three months ended June 30, 2016 and 2015, respectively. Depreciation related to property and equipment was $365,000 and $954,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 5. Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of June 30, 2016 and December 31, 2015 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)

June 30, 2016:
Technology and intellectual property	$3,719,919	$(356,052)	$3,363,867	0.9	to	19.7

December 31, 2015:
Technology and intellectual property	$3,332,556	$(307,662)	$3,024,894	0.9	to	20.0

Total intangible asset amortization expense was $25,000 and $21,000 for the three months ended June 30, 2016 and 2015, respectively. Total intangible asset amortization expense was $48,000 and $40,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 6. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $2.8 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively. The Company amortized $400,000 of debt issuance costs for the three months ended June 30, 2016 and 2015. The Company amortized $805,000 and $733,000 of debt issuance costs for the six months ended June 30, 2016 and 2015, respectively.

Note 7. Line of Credit and Note Payable

Facility	June 30, 2016	December 31, 2015

Ares ABL, revolving line of credit	$8,790,203	$6,862,629
Less: Debt issuance costs	(565,614)	$(692,773)
Line of Credit, net of debt issuance costs	8,224,589	6,169,856

Medley Term Loan	$29,938,589	$29,232,702
Less: Debt issuance costs	$(2,246,632)	$(2,649,017)
Note Payable, net of debt issuance costs	27,691,957	26,583,685

Total, Line of Credit and Note Payable, net of debt issuance costs	$35,916,546	$32,753,541

Ares ABL

On April 25, 2014, the Company, entered into the Ares ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. The Ares ABL expires on April 25, 2017. As of June 30, 2016, the Company had $8.8 million outstanding under the Ares ABL and additional borrowing capacity of $352,000. As of June 30, 2016, eligible collateral included $3.2 million of accounts receivable and $10.0 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of June 30, 2016, the interest rate on the Ares ABL was 5.97%.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of June 30, 2016, the interest rate on the Medley Term Loan was 12.63%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of June 30, 2016, the balance of the Medley Term Loan was $29.9 million. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for the three months ended June 30, 2016 and 2015. The Company recognized $390,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for the six months ended June 30, 2016 and 2015. The Company also recognized $161,000 and $158,000 of accrued interest for the three months ended June 30, 2016 and 2015, respectively, and $316,000 and $313,000 for the six months ended June 30, 2016 and 2015, respectively, for the Medley Term Loan.

Note 8. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of June 30, 2016
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$205,600

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$1,747,737
September 2012 Warrants	-	-	205,600
Pegasus Warrant	-	-	966,000
THD Warrant	-	-	70,296
Medley Warrants	-	-	906,087
Pegasus Guaranty Warrants	-	-	992,553
	$-	$-	$4,888,273

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined in Note 2 above, for the six months ended June 30, 2016:

	Balance December 31, 2015	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance June 30, 2016
Pegasus Commitment	$214,400	$(8,800)	$-	$-	$205,600
Riverwood Warrants	(1,747,737)	-	-	-	(1,747,737)
September 2012 Warrants	(214,400)	8,800	-	-	(205,600)
Pegasus Warrant	(966,000)	-	-	-	(966,000)
THD Warrant	(63,635)	(6,661)	-	-	(70,296)
Medley Warrants	(565,776)	(340,311)	-	-	(906,087)
Pegasus Guaranty Warrants	(615,261)	(377,292)	-	-	(992,553)
Total	$(3,958,409)	$(724,264)	$-	$-	$(4,682,673)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the six months ended June 30, 2015:

	Balance December 31, 2014	Realized and unrealized gains (losses) included in net loss	Purchases, sales, issuances and settlements	Transfers in or out of Level 3	Balance June 30, 2015
Pegasus Commitment	$720,000	$(456,000)	$-	$-	$264,000
Riverwood Warrants	(2,352,027)	(1,005,943)	-	-	(3,357,970)
September 2012 Warrants	(720,000)	456,000	-	-	(264,000)
Pegasus Warrant	(1,300,000)	(556,000)	-	-	(1,856,000)
THD Warrant	(43,928)	(163,689)	-	-	(207,617)
Medley Warrants	(577,065)	(912,121)	-	-	(1,489,186)
Pegasus Guaranty Warrants	(643,924)	(943,717)	-	-	(1,587,641)
Total	$(4,916,944)	$(3,581,470)	$-	$-	$(8,498,414)

Note 9. Stockholders’ Equity

For the three months ended June 30, 2016 and 2015, the Company recorded expense of $14,000 and $118,000, respectively, related to stock compensation for awards to the Company’s directors. For the six months ended June 30, 2016 and 2015, the Company recorded expense of $26,000 and $129,000, respectively, related to stock compensation for awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three and six months ended June 30, 2015, the Company recorded expense of $30,000 and $63,000, respectively, related to restricted stock awards to the Company’s SAB. No restricted stock expense associated with restricted stock awards to the Company’s SAB was recorded during the six months ended June 30, 2016.

Warrants for the Purchase of Common Stock

As of June 30, 2016, the following warrants for the purchase of Common Stock were outstanding:

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

		299,576,996

Note 10: Earnings (Loss) Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and six months ended June 30, 2016 and 2015, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended June 30,
	2016		2015
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net loss per share:
Net loss attributable to common stock	$(6,183,605)	$(1,824,527)	$(1,834,659)	$(609,654)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	-	-	(10,238)	(3,402)
Undistributed net loss	$(6,183,605)	$(1,824,527)	$(1,844,897)	$(613,056)

Basic and diluted weighted average number of common shares outstanding	332,354,752	98,064,213	298,344,752	99,139,522

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2016		2015
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net loss per share:
Net loss attributable to common stock	$(9,812,484)	$(2,915,896)	$(12,012,096)	$(4,033,307)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(2,935,607)	(872,350)	(11,462,973)	(3,848,927)
Undistributed net loss	$(12,748,090)	$(3,788,247)	$(23,475,069)	$(7,882,234)

Basic and diluted weighted average number of common shares outstanding	329,995,961	98,062,229	293,080,898	98,407,895

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 272.8 million and 265.9 million common stock equivalents for the three months ended June 30, 2016 and 2015, respectively, and 271.8 million and 260.2 million common stock equivalents for the six months ended June 30, 2016 and 2015, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 11: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders. Pegasus beneficially owned approximately 90.3% of the Common Stock as of June 30, 2016.

On February 23, 2016, the Company issued 3,000 Series J Securities to Holdings III pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015, among the Company, Pegasus Fund IV and Holdings III (the “Subscription and Support Agreement”) for aggregate gross proceeds of $3.0 million.

Note 12. Restructuring Expense

As of June 30, 2016, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2015	$139,385	$241,493	$12,880	$393,758
Charges	-	-	-	-
Payments	(91,162)	-	(8,680)	(99,842)
Accrued liability as of June 30, 2016	$48,223	$241,493	$4,200	$293,916

The remaining accrual of $293,916 as of June 30, 2016 is expected to be paid during the years ending December 31, 2016 through 2018.

Note 13. Concentrations of Credit Risk

For the three months ended June 30, 2016 and 2015, revenue from sales to one customer represented 87% and 93% of the Company’s total revenue, respectively. For the six months ended June 30, 2016 and 2015, revenue from sales to one customer represented 91% and 89% of the Company’s total revenue, respectively.

As of June 30, 2016 and December 31, 2015, the Company had one customer whose accounts receivable balance represented 61% and 70% of accounts receivable, net of allowances, respectively.

Note 14. Commitments and Contingencies

Legal Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, "Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated. In the ordinary course of business, the Company is routinely a defendant in or party to various pending and threatened legal claims and proceedings. The Company believes that any probable liability resulting from these various claims will not have a material adverse effect on its results of operations or financial condition; however, it is possible that extraordinary or unexpected legal fees could adversely impact the Company’s financial results during a particular period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

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

On August 28, 2014, the court issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 30, 2015, the Court entered judgment against the defendants, including the Company, on a joint and several basis, in the amount of approximately $40.2 million (including pre-trial interest, attorney’s fees, and statutory post-judgment interest).

On December 4, 2015, the Company, along with certain other related defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan also posted a separate bond in the amount of approximately $20.1 million, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

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

The Company believes that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ (“D&O”) insurance coverage will be available to cover a substantial majority of its legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. On July 26, 2016, the Company, along with certain other related defendants, filed a lawsuit in Delaware state court against its D&O carriers, Liberty Insurance, Starr, and Continental Casualty, seeking a declaratory judgment and damages arising out of the defendant carriers’ breach of their coverage obligations under various applicable D&O policies.

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

The Company is also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted the Company’s summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against the Company and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On August 2, 2016, oral argument on the appeal was heard by the Federal Circuit Court of Appeals. A ruling from the appellate court is not expected until late 2016 early 2017. If GE Lighting were to prevail on its appeal, the case would likely be remanded to the trial court for further proceedings. Were that to occur, we believe that we have strong defenses against GE Lighting’s claims. However, if GE Lighting’s appeal is successful, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

In April 2015, the Company filed a lawsuit against several former employees and a company they formed seeking damages and injunctive relief arising out of the defendants’ misappropriation of our trade secrets and other intellectual property.  Pursuant to the terms of a settlement agreement entered into in December 2015, certain of the individual defendants agreed not to use or disclose our intellectual property and to reimburse us for $200,000 in costs, and the defendants’ company agreed to pay us a commission equal to the greater of (i) $1.7 million and (ii) 5% of such company’s gross sales of biological and agricultural products during the three-year period ending January 2019.

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

Note 15. Subsequent Events

On July 19, 2016, the Company (i) filed a Certificate of Increase of Series J Convertible Preferred Stock with the Secretary of State of the State of Delaware increasing the number of authorized shares of Series J Preferred Stock from 85,100 to 95,100 shares, and (ii) issued and sold 5,000 Series J Securities to Holdings III for aggregate gross proceeds of $5.0 million, pursuant to the Subscription and Support Agreement, as amended on such date.

On July 19, 2016, the Company also entered into (i) an amendment to the Ares ABL Agreement (the “Sixth ACF Amendment”) and (ii) an amendment to the Medley Term Loan Agreement (the “Fourth Medley Amendment”). The Sixth ACF Amendment and the Fourth Medley Amendment allowed the Company to maintain compliance with the covenants of the Ares ABL Agreement and the Medley Term Loan Agreement as of June 30, 3016.

Among other things, the Sixth ACF Amendment (a) replaced the Fixed Charge Covenant (as defined in the Ares ABL Agreement) with EBITDA covenant levels that the Company must meet with respect to each of the 12-month periods ending June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 (collectively, the “Specified Covenant Periods”) and (b) amended the definition of EBITDA to include, for purposes of determining compliance with the EBITDA covenant levels for the relevant Specified Covenant Periods, up to $2,500,000 of cash proceeds from the issuance of equity to Pegasus between July 19, 2016 and March 30, 2017. The Company paid Ares a $60,000 amendment fee in connection with the Sixth ACF Amendment.

Among other things, the Fourth Medley Amendment (x) amended the minimum EBITDA covenant levels with respect to the Specified Covenant Periods and each fiscal quarter thereafter during the term of the Medley Term Loan Agreement, (y) amended the definition of EBITDA to include, for purposes of determining compliance with the EBITDA and Fixed Charge Coverage Ratio (as defined in the Medley Term Loan Agreement) covenant levels for the relevant Specified Covenant Periods, up to $2,500,000 of cash proceeds from the issuance of equity to Pegasus between July 19, 2016 and March 30, 2017 and (z) amended the minimum Fixed Charge Coverage Ratio that the Company must maintain for each of the 12-month periods ending September 30, 2016 and December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; the impact of any customer line review; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations, cost-cutting measures and the introduction of new products; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets; our ability to improve our gross profit and achieve profitable growth; and the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2016, as amended by the Annual Report on Form 10-K/A filed with the SEC on May 31, 2016 (together, the “Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

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

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross profit and overall financial performance in prior periods, such as costs incurred to expedite the production or delivery of component parts. We have adapted our supply chain and logistics processes to improve our ability to provide more efficient service to our customers and focus our efforts on developing innovative products. We anticipate long-term gross profit improvement as we continue to execute on our cost-cutting initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach to our contract manufacturing partners in Asia, from which we source the majority of our components. In 2015, we opened a new distribution center in Seattle, Washington in order to reduce the transit time for products from Asia and to provide us with an additional port through which we can import goods. We believe that this additional distribution facility will help to better maintain the continuity of our supply chain and improve our supply-to-cash cycle time.

In general, we believe these improvements will position us to capitalize on the innovative, science based and creative engineering talent at our Florida research and development facility, which we believe provides us with a competitive advantage. Further, in addition to developing products targeted at mainstream retail and commercial lighting, we are seeking to expand our product offerings to compete across multiple industry verticals.

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

•

Intense and constantly evolving competitive environment. Competition in the LED lighting market is intense. Many companies have made significant investments in LED lighting development and production equipment. Traditional lighting companies and new entrants are investing in LED based lighting products as LED adoption has gained momentum and some of these companies have taken steps to limit access to their sales channels. Product pricing pressures are significant and market participants often undertake pricing strategies to gain or protect market share, enhance sales of their previously manufactured products and open new applications to LED based lighting solutions. To remain competitive, market participants must continuously increase product performance and reduce costs.

Recent Developments

                On July 19, 2016, we (i) filed a Certificate of Increase of Series J Convertible Preferred Stock with the Secretary of State of the State of Delaware increasing the number of authorized shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) from 85,100 to 95,100 shares, and (ii) issued and sold 5,000 units of our securities (“Series J Securities”) to LSGC Holdings III LLC (“Holdings III”) for aggregate gross proceeds of $5.0 million, pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015 among the Company, Pegasus Fund IV and Holdings III (as amended from time to time, the “Subscription and Support Agreement”). Each Series J Security was issued at a purchase price of $1,000 and consists of (a) one share of Series J Preferred Stock and (b) a warrant (a “Series J Warrant”) to purchase 2,650 shares of our common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $0.001 per share of Common Stock.

Financial Results

The following table sets forth our revenue, cost of goods sold, gross profit and operating expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$12,017,508	$23,270,363	$29,115,521	$42,641,908
Cost of goods sold	10,793,986	19,853,828	24,413,089	36,295,125

Gross profit	$1,223,522	$3,416,535	$4,702,432	$6,346,783

GAAP gross profit percentage	10.2%	14.7%	16.2%	14.9%

Operating expenses	$6,640,563	$8,651,194	$13,018,699	$15,517,864

Operating expenses as a percentage of revenue	55.3%	37.2%	44.7%	36.4%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $11.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease in revenue was primarily due to an $11.1 million decrease in sales to The Home Depot, Inc. (“The Home Depot”). Our revenue decreased by $13.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease in revenue was due to an $11.5 million decrease in sales to The Home Depot and a $2.0 million decrease in sales to commercial customers. In 2015, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015, which is the primary reason for the decline in sales to The Home Depot for the three and six months ended June 30, 2016 as compared to the comparable periods in 2015. The $2.0 million decrease in sales to commercial customers for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was due to the loss of two commercial customers in 2015.

We continue to pursue new relationships with retailers and original equipment manufacturers (“OEMs”) to help increase and diversity our sales. In addition, we have increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of our products.

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

For the three months ended June 30, 2016, our gross profit was 10.2% compared to 14.7% for the three months ended June 30, 2015. This decline in gross profit was primarily due to sales of excess inventory at reduced prices. During the six months ended June 30, 2016, our gross profit was 16.2% compared to 14.9% for the six months ended June 30, 2015. This improvement was due to lower charges for inventory reserves and for warranty expenses, partially offset by sales of excess inventories at reduced prices.

Operating expenses declined by $2.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The principal reasons for the decline were a $1.1 million decrease in legal expense, a $296,000 decrease in depreciation and amortization, a decrease of $250,000 in stock-based compensation and a $240,000 decrease in restructuring expense in the three months ended June 30, 2016 compared with the three months ended June 30, 2015. For the six months ended June 30, 2016, operating expenses declined by $2.5 million as compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, the primary reasons for the decline in operating expenses were an $820,000 decrease in stock-based compensation, a decrease of $628,000 in employee compensation, a $581,000 decrease in depreciation and amortization and a $298,000 decrease in restructuring expense compared to the six months ended June 30, 2015.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our on-going review of financial information related to our business, our management regularly uses non-GAAP measures, particularly non-GAAP adjusted operating expense as a percentage of revenue, as we believe they provide meaningful insight into our business and useful information with respect to the results of our operations. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

We define non-GAAP adjusted operating expenses as total operating expenses less non-cash expenses for stock based compensation, restructuring expenses and depreciation and amortization. Non-GAAP adjusted operating expenses for the three months ended June 30, 2016 decreased by $1.1 million compared to the three months ended June 30, 2015 and decreased by $840,000 for the six months ended June 30, 2016 compared to the six months ended June 30,2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$12,017,508	$23,270,363	$29,115,521	$42,641,908

Total operating expense	$6,640,563	$8,651,194	$13,018,699	$15,517,864
Less:
Non-cash stock option and restricted stock compensation expense	1,028,128	1,448,688	1,584,624	2,365,185
Restructuring expense	-	214,066	-	297,770
Depreciation and amortization	192,001	488,071	413,074	994,143

Non-GAAP adjusted operating expense	$5,420,434	$6,500,369	$11,021,001	$11,860,766

GAAP operating expense as a percentage of revenue	55.3%	37.2%	44.7%	36.4%

Non-GAAP adjusted operating expense as a percentage of revenue	45.1%	27.9%	37.9%	27.8%

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2016 as set forth herein.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth statement of operations data and such data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015
Revenue	$12,017,508	$23,270,363	(11,252,855)	-48.4%	100.0%	100.0%

Cost of goods sold	10,793,986	19,853,828	(9,059,842)	-45.6%	89.8%	85.3%

Selling, distribution and administrative	5,442,043	6,896,060	(1,454,017)	-21.1%	45.3%	29.6%

Research and development	1,006,519	1,052,997	(46,478)	*	8.4%	4.5%

Restructuring expense	-	214,066	(214,066)	*	0.0%	0.9%

Depreciation and amortization	192,001	488,071	(296,070)	-60.7%	1.6%	2.1%

Interest expense, including related party	(1,762,344)	(1,727,775)	(34,569)	*	-14.7%	-7.4%

(Increase) decrease in fair value of liabilities under derivative contracts	(645,530)	4,595,279	(5,240,809)	-114.0%	-5.4%	19.7%

Other expense, net	(180,805)	(77,158)	(103,647)	*	-1.5%	-0.3%

Income tax expense	2,412	-	2,412	*	0.0%	0.0%

Net income (loss)	$(8,008,132)	$(2,444,313)	(5,563,819)	227.6%	-66.6%	-10.5%

* Variance is not meaningful

Revenue

Revenue decreased $11.3 million, or 48.4%, to $12.0 million for the three months ended June 30, 2016 from $23.3 million for the three months ended June 30, 2015. The decrease in revenue was primarily due to a $11.1 decrease in sales to The Home Depot for the three months ended June 30, 2016 as compared to sales for the three months ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold decreased $9.1 million, or 45.6%, to $10.8 million for the three months ended June 30, 2016 from $19.9 million for the three months ended June 30, 2015. The decrease in cost of goods sold was primarily due to the reduction in revenue, as well as lower levels of warranty provisions for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Cost of goods sold as a percentage of revenue increased for the three months ended June 30, 2016 to 89.8% (or a gross profit percentage of 10.2%) as compared to 85.3% (or a gross profit percentage of 14.7%) for the three months ended June 30, 2015.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $1.5 million, or 21.1%, to $5.4 million for the three months ended June 30, 2016 from $6.9 million for the three months ended June 30, 2015. The decrease in selling, distribution and administrative expenses was primarily a result of a decrease in legal fees of $1.1 million and a decrease in stock-based compensation of $250,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $296,000, or 60.7%, to $192,000 for the three months ended June 30, 2016 from $488,000 for the three months ended June 30, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of our existing property and equipment, which we have elected not to replace as part of our cost cutting initiatives.

Increase in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by changes in the trading price of our Common Stock and changes in risk-free interest rates. The increase in fair value of liabilities under derivative contracts for the three months ended June 30, 2016 was $645,000, compared to a decrease of $4.6 million for the three months ended June 30, 2015, representing a decline of $5.2 million, or 114%. The change was due to the decline in the price of our Common Stock in the three months ended June 30, 2016 compared with the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth statement of operations data and such data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015
Revenue	$29,115,521	$42,641,908	(13,526,387)	-31.7%	100.0%	100.0%

Cost of goods sold	24,413,089	36,295,125	(11,882,036)	-32.7%	83.8%	85.1%

Selling, distribution and administrative	10,518,107	11,991,641	(1,473,534)	-12.3%	36.1%	28.1%

Research and development	2,087,518	2,234,310	(146,792)	*	7.2%	5.2%

Restructuring expense	-	297,770	(297,770)	*	0.0%	0.7%

Depreciation and amortization	413,074	994,143	(581,069)	-58.4%	1.4%	2.3%

Interest expense, including related party	(3,513,090)	(3,328,435)	(184,655)	*	-12.1%	-7.8%

Increase in fair value of liabilities under derivative contracts	(724,264)	(3,505,493)	2,781,229	79.3%	-2.5%	-8.2%

Other expense, net	(169,787)	(40,394)	(129,393)	*	-0.6%	-0.1%

Income tax expense	4,972	-	4,972	*	0.0%	0.0%

Net loss	$(12,728,380)	$(16,045,403)	3,317,023	-20.7%	-43.7%	-37.6%

* Variance is not meaningful

Revenue

Revenue decreased $13.5 million, or 31.7%, to $29.1 million for the six months ended June 30, 2016 from $42.6 million for the six months ended June 30, 2015. The decrease in revenue was primarily due to an $11.5 decrease in sales to The Home Depot and a $2.0 decrease in sales to commercial customers for the six months ended June 30, 2016 as compared to sales for the six months ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold decreased $11.9 million, or 32.7%, to $24.4 million for the six months ended June 30, 2016 from $36.3 million for the six months ended June 30, 2015. The decrease in cost of goods sold was primarily due to the reduction in revenue, as well as lower levels of warranty provisions for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Cost of goods sold as a percentage of revenue decreased for the six months ended June 30, 2016 to 83.8% (or a gross profit percentage of 16.2%) as compared to 85.1% (or a gross profit percentage of 14.9%) for the six months ended June 30, 2015, as a result of our cost cutting initiatives.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $1.5 million, or 12.3%, to $10.5 million for the six months ended June 30, 2016 from $12.0 million for the six months ended June 30, 2015. The decrease in selling, distribution and administrative expenses was primarily a result of a $1.1 million decrease in legal fees, a $820,000 decrease in stock-based compensation and a $628,000 decrease in compensation expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These decreases were offset by a $790,000 increase in distribution costs during the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $581,000, or 58.4%, to $413,000 for the six months ended June 30, 2016 from $994,000 for the six months ended June 30, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of existing property and equipment, which we have elected not to replace as part of our cost cutting initiative.

Increase in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by changes in the trading price of our Common Stock and changes in risk-free interest rates. The increase in fair value of liabilities under derivative contracts for the six months ended June 30, 2016 was $724,000, compared to an increase of $3.5 million for the six months ended June 30, 2015, representing an increase of 79.3%, or $2.8 million. The change was due to the decline in the price of our Common Stock in the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Liquidity and Capital Resources

We have experienced significant historical net losses as well as negative cash flows from operations since our inception, resulting in an accumulated deficit of $840.1 million and stockholders’ deficit of $565.5 million as of June 30, 2016. As of June 30, 2016, we had cash and cash equivalents of $723,000. Our cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

We continue to face challenges in our efforts to achieve profitability and positive cash flows from operations. Our ability to continue to meet our obligations in the ordinary course of business, including continued payment to our trade creditors, is dependent upon establishing profitable operations, supplemented by additional funds that we may raise through public or private financing or increased borrowing capacity.

We believe we will need to raise additional capital to fund our operations. In addition, because our existing revolving line of credit facility expires on April 25, 2017, we must seek to replace it in order to help manage our negative cash flows from operations. Sources of additional capital and/or credit may not be available in an amount or on terms that are acceptable to us, if at all. Our complex capital structure, including our obligations to the holders of the outstanding shares of our Convertible Preferred Stock and our Series K Preferred Stock (the “Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, we may not be able to complete a restructuring or refinancing on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects will be adversely affected.

Our primary sources of liquidity have historically been borrowings from our three-year revolving credit facility with a maximum line amount of $22.5 million (the “Ares ABL Agreement”), from Medley Capital Corporation (“Medley”) under our five-year term loan (“the Medley Term Loan”) and from other previous lenders, as well as sales of Common Stock and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is our controlling stockholder. While Pegasus has led a majority of our capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

We obtained the Medley Term Loan, as amended from time to time, on February 19, 2014. Pursuant to the Medley Term Loan, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum quarterly EBITDA levels. We also maintain $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan with Medley.

We also obtained the Ares ABL Agreement, as amended from time to time, on April 25, 2017. As of June 30, 2016, we had $8.8 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $352,000. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires us to maintain certain minimum quarterly EBITDA levels for the preceding 12-month period.

Since January 31, 2015, we issued an aggregate of 29,525 Series J Securities to Holdings III and 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and we received aggregate gross proceeds of approximately $24.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

In 2015, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015 and 2014. We were, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, and based on our results through the first six months of 2016, we expect 2016 sales to The Home Depot to be lower than in 2015.

Pegasus has committed to provide financial support to us of up to $5.25 million, as needed, to fund its operations and debt service requirements through April 2017. The amount of this commitment has been reduced by the $5.0 million of Series J Securities purchased by Holdings III on July 19, 2016 (as discussed in Note 15), with a remaining commitment of $250,000. The remaining amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL Agreement) that is not repayable by us on or before April 14, 2017. We believe that, subject to certain conditions, we will have sufficient capital to fund its operations through December 31, 2016. Such conditions include, among other things, (1) maintaining our lower cost structure implemented over the last three years, and (2) if necessary, Pegasus fulfilling its remaining commitment as described above.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause us to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause us to redeem our shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require us to redeem such shares upon the uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of June 30, 2016, in the event we were required to redeem all of our outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), our maximum payment obligation would have been $538.2 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of June 30, 2016, we had $38.7 million of aggregate borrowings outstanding under these credit facilities that we would be required to repay prior to any redemption of Preferred Stock.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Preferred Stock, then the redemption must be paid out of our remaining assets. In addition, the certificates of designation governing the Preferred Stock provide that we are not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under our credit facilities.

As of June 30, 2016, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

The certificate of designation governing the Series H Preferred Stock also provides that upon the occurrence of a “control event,” we must take any and all actions required and permitted to fix the size of our board of directors to a size that would permit Riverwood Holdings (as the primary investor of the Series H Preferred Stock) to appoint a majority of the directors to the board until we satisfy or otherwise cures the obligations giving rise to the control event. A control event occurs if, among other things, Riverwood Holdings exercises its optional redemption right under the certificate of designation governing the Series H Preferred Stock and we are unable to redeem Riverwood Holdings’ shares of Series H Preferred Stock. If Riverwood Holdings were to exercise its optional redemption right and a control event were to occur, Riverwood Holdings could take control of the board of directors.

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

In addition, one of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in us. On August 28, 2014, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 30, 2015, the Court entered judgment against the defendants, including us, on a joint and several basis, in the amount of approximately $40.2 million (including pre-trial interest, attorney’s fees, and statutory post-judgment interest. Accordingly, we and certain other related defendants, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of our appeal of the partial summary judgment order. In consideration of Pegasus Fund IV’s entry into the Appeal Bond and other related agreements (“collectively, the “Appeal Bond Agreements”) and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, we issued 20,106.03 units of our securities (the “Series K Securities”) to Pegasus Fund IV, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s partial summary judgment award in favor of Geveran was in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Accordingly, the ultimate outcome of the lawsuit and disposition of the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future.

Cash Flows

The following table summarizes our cash flow activities for the three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
Cash flow activities:	2016	2015
Net cash used in operating activities	$(3,957,512)	$(16,887,461)
Net cash used in investing activities	(679,423)	(256,958)
Net cash provided by financing activities	4,654,294	15,820,228

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities decreased to $4.0 million for the six months ended June 30, 2016 from $16.9 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net cash used in operating activities included certain non-cash reconciliation items consisting primarily of $1.6 million in stock based compensation, $1.5 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $758,000 of inventory write downs and $413,000 in depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2015 included certain non-cash reconciliation items comprised primarily of a $3.5 million net increase in fair value of derivative contracts, $2.4 million of stock-based compensation expense, $1.3 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $994,000 in depreciation and amortization and $485,000 in inventory write-downs.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. In the aggregate, working capital changes provided total cash of $3.8 million in the six months ended June 30, 2016 compared to a net use of cash of $9.2 million in the six months ended June 30, 2015. For the six months ended June 30, 2016, the working capital changes consisted primarily of cash generated from reductions in inventory, accounts receivable and prepaid expenses of $5.8 million, $1.6 million and $398,000, respectively. These sources of cash were partially offset by a $3.5 million decrease in accounts payable and a $474,000 decrease in accrued expenses and other liabilities. For the six months ended June 30, 2015, the working capital changes consisted primarily of a decrease in accounts payable of $11.2 million, which was partially offset by a decrease in inventory of $2.2 million.

Investing Activities

Cash used in investing activities relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $679,000 and $257,000 for the six months ended June 30, 2016 and 2015, respectively. The cash used in investing activities for the six months ended June 30, 2016 was due to capitalized patents of $387,000 and purchases of property and equipment of $292,000. The cash used in investing activities for the six months ended June 30, 2015 was primarily due to capitalized patents of $221,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and Preferred Stock. Net cash provided by financing activities was $4.7 million and $15.8 million for the six months ended June 30, 2016 and 2015, respectively. The cash provided by financing activities for the six months ended June 30, 2016 included proceeds from the issuance of Series J Securities for aggregate proceeds of $3.0 million and net draws on our lines of credit and other short term borrowings of $1.9 million. The cash provided by financing activities for the six months ended June 30, 2015 included proceeds from the issuance of Series J Securities for aggregate proceeds of $11.5 million and net draws on our lines of credit and other short term borrowings of $4.8 million, partially offset by $148,000 in fees incurred in connection with the issuance of Series J Securities in January 2015.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officers, concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective at a reasonable assurance level because the ongoing remediation efforts to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2015 have not been fully developed and implemented.

Changes in Internal Control over Financial Reporting

Subsequent to March 31, 2016, we made the following changes in our internal controls, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●

We developed a plan to identify critical spreadsheets used in the preparation of our financial statements, and began to institute reviews of those spreadsheets by personnel independent of the preparer of those spreadsheets.

●	We have modified and improved the design of our inventory valuation controls as it relates to the updating of assumptions and information through date of financial statement issuance.

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

Other than the measures discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2016, which discussion is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

 See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

Date: August 15, 2016	By	/s/ Edward D. Bednarcik

Edward D. Bednarcik
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By	/s/ Mark D. Gorton

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

4.4.2

Certificate of Increase of Series J Convertible Preferred Stock filed with the Secretary of State of Delaware on July 19, 2016 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

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

10.1+	Amendment No. 1 to Preferred Stock Subscription and Support Agreement dated July 19, 2016 by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

10.2

Sixth Letter Amendment to Loan and Security Agreement dated July 19, 2016 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC, Environmental Light Technologies Corp., the financial institutions from time to time party thereto as lenders and ACF FinCo I LP, as assignee of FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

10.3

Fourth Amendment to Term Loan Agreement dated July 19, 2016 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

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