Form 10-Q
period 2016-09-30
LIGHTING SCIENCE GROUP CORP
filed 2016-11-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of November 7, 2016, was 217,780,619 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,505,288	647,526
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	8,947,460	7,673,352
Inventories	15,687,261	21,449,721
Prepaid expenses	796,197	1,248,530
Total current assets	29,936,206	34,019,129

Property and equipment, net (includes accumulated depreciation of $12.2 million and $11.7 million as of September 30, 2016 and December 31, 2015, respectively)	707,899	856,690
Intangible assets, net	3,364,519	3,024,894
Pegasus Commitment	182,400	214,400
Other long-term assets	107,399	118,448

Total assets	$34,298,423	$38,233,561

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit, net of debt issuance costs	$8,735,863	$6,169,856
Current portion of long-term debt	-	28,877
Accounts payable	11,945,019	13,192,756
Accrued expenses	6,918,839	7,276,037
Total current liabilities	27,599,721	26,667,526

Note payable, net of debt issuance costs	28,276,616	26,583,685
Liabilities under derivative contracts	3,626,002	4,172,809
Total other liabilities	31,902,618	30,756,494

Total liabilities	59,502,339	57,424,020

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 113,609 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	227,220,149	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 58,365 and 62,365 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	116,736,202	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 95,100 shares, 88,062 and 80,062 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	176,124,000	160,124,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	20,106,030	20,106,030
	540,186,381	532,186,806
Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, authorized 975,000,000 shares, 217,025,023 and 212,803,446 shares issued as of September 30, 2016 and December 31, 2015, respectively	217,025	212,804
Additional paid-in capital	280,943,929	281,485,826
Accumulated deficit	(841,306,684)	(827,416,083)
Accumulated other comprehensive loss	(1,487,067)	(1,902,312)
Treasury stock, 2,505,000 shares as of September 30, 2016 and December 31, 2015 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(565,390,297)	(551,377,265)
Total liabilities and stockholders’ deficit	$34,298,423	$38,233,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2016	2015

Revenue	$14,336,997	$19,587,399
Cost of goods sold	12,003,185	14,363,734
Gross profit	2,333,812	5,223,665

Operating expense:
Selling, distribution and administrative	2,878,244	3,902,694
Research and development	233,514	598,988
Depreciation and amortization	219,659	474,717
Total operating expenses	3,331,417	4,976,399
(Loss) income from operations	(997,605)	247,266

Other income (expense):
Interest expense	(1,683,245)	(1,583,499)
Related party interest expense	(138,300)	(138,300)
Decrease in fair value of liabilities under derivative contracts	1,239,072	2,005,783
Other income (expense), net	418,336	(247,463)
Total other income (expense)	(164,137)	36,521

Loss before income tax expense	(1,161,742)	283,787

Income tax expense	478	14,443

Net (loss) income	(1,162,220)	269,344

Foreign currency translation gain	349,168	234,018

Comprehensive (loss) income	$(813,052)	$503,362

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.02)	$(0.04)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	342,868,339	303,817,578
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	100,356,002	98,997,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Revenue	$43,452,518	$62,229,307
Cost of goods sold	36,416,274	50,658,859
Gross profit	7,036,244	11,570,448

Operating expense:
Selling, distribution and administrative	13,396,352	15,894,335
Research and development	2,321,032	2,833,298
Restructuring expense	-	297,770
Depreciation and amortization	632,733	1,468,860
Total operating expenses	16,350,117	20,494,263
Loss from operations	(9,313,873)	(8,923,815)

Other income (expense):
Interest expense	(4,996,568)	(4,712,167)
Related party interest expense	(338,067)	(338,067)
(Decrease) increase in fair value of liabilities under derivative contracts	514,808	(1,499,710)
Other income (expense), net	248,549	(287,857)
Total other expense	(4,571,278)	(6,837,801)

Loss before income tax expense	(13,885,151)	(15,761,616)

Income tax expense	5,450	14,443

Net loss	(13,890,601)	(15,776,059)

Foreign currency translation gain	415,245	357,499

Comprehensive loss	$(13,475,356)	$(15,418,560)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.06)	$(0.12)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.06)	$(0.12)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	334,318,073	296,699,120
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	98,832,387	98,591,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Treasury Stock	Total
Balance at December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)
Issuance of stock options for directors' compensation	-	-	73,502	-	-	-	73,502
Stock based compensation expense			(802,825)	-	-	-	(802,825)
Stock issued under equity compensation plans	11,049	10	1,006	-	-	-	1,016
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(10,254,035)	-	-	-	(10,254,035)
Issuance of Series J Warrants, net of legal fees	-	-	2,444,240	-	-	-	2,444,240
Conversion of Series I Redeemable Convertible Preferred Stock into Common Stock	4,210,528	4,211	7,996,215	-	-	-	8,000,426
Net loss	-	-	-	(13,890,601)	-	-	(13,890,601)
Foreign currency translation adjustment	-	-	-	-	415,245	-	415,245
Balance at September 30, 2016	217,025,023	$217,025	$280,943,929	$(841,306,684)	$(1,487,067)	$(3,757,500)	$(565,390,297)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2016	2015

Cash flows from operating activities:
Net loss	$(13,890,601)	$(15,776,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632,733	1,468,860
Issuance of restricted stock and stock options for directors' compensation	73,502	257,842
Stock based compensation expense	(802,825)	915,855
Allowance for doubtful accounts receivable	(130,979)	83,105
Write-down of inventory	1,326,404	853,160
Provision for losses on non-cancelable purchase commitments	-	115,926
Decrease (increase) in fair value of derivative contracts	(514,808)	1,499,710
Amortization of debt issuance costs	1,214,820	1,131,106
Medley discount accretion	584,304	584,304
Interest accrued on Medley Term Loan	483,735	473,955
Loss on disposal of assets	2,149	30,793
Changes in operating assets and liabilities:
Accounts receivable	(1,142,509)	(2,718,024)
Inventories	4,436,056	(6,102,438)
Prepaid expenses	460,846	1,981,498
Other current and long-term assets	11,049	(459,698)
Accounts payable	(1,014,956)	(4,003,021)
Accrued expenses and other liabilities	(356,079)	(1,892,901)
Net cash used in operating activities	(8,627,159)	(21,556,027)
Cash flows from investing activities:
Purchases of property and equipment	(410,529)	(15,042)
Capitalized patents	(415,189)	(325,739)
Proceeds from sale of property and equipment	-	500
Net cash used in investing activities	(825,718)	(340,281)
Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	2,336,171	591,547
Payment of short and long-term debt	(28,877)	(41,091)
Debt issuance and debt amendment costs	(360,092)	(338,749)
Proceeds from issuance of common stock under equity compensation plans	867	847
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities and Warrants	8,000,000	21,538,000
Fees incurred on issuance of preferred stock	(42,623)	(1,149,098)
Net cash provided by financing activities	9,905,446	20,601,456

Effect of exchange rate changes on cash	405,193	259,666

Net increase (decrease) in cash	857,762	(1,035,186)
Cash and cash equivalents balance at beginning of period	647,526	1,609,297
Cash and cash equivalents balance at end of period	$1,505,288	$574,111

Supplemental disclosures:
Interest paid during the period	$3,045,590	$3,824,787

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(10,254,035)	$(30,880,311)
Conversion of Series I Redeemable Convertible Preferred Stock into Common Stock	$8,000,426	$-
Receivable for issuance of Series J Redeemable Convertible Preferred Stock	$-	$49,000

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2016, as amended by the Annual Report on Form 10-K/A filed with the SEC on May 31, 2016.

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

Restricted Cash

As of September 30, 2016 and December 31, 2015, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of September 30, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was $361,000 and $475,000, respectively.

As of September 30, 2016 and December 31, 2015, $5.8 million and $4.2 million, respectively, of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF FinCo I LP (“Ares”) in May 2015, and the FCC ABL, as amended from time to time, is hereinafter referred to as the “Ares ABL”.

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty liability for the nine months ended September 30, 2016:

Warranty liability as of December 31, 2015	$3,285,424
Additions to liability	488,619
Less warranty costs	(1,213,608)

Warranty liability as of September 30, 2016	$2,560,435

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

•

Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

The liabilities under derivative contracts, which represent warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were initially recorded at fair value and are adjusted for changes in fair value at the end of each reporting period. The fair value of the warrant (the THD Warrant”) issued to The Home Depot, Inc. (“The Home Depot”) is determined using the Monte Carlo valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year. Such adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. The Company retrospectively adopted ASU 2015-03 as of January 1, 2016. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements or notes to condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in United States generally accepted accounting principles (“GAAP”) and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual reporting period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $841.3 million and stockholders’ deficit of $565.4 million as of September 30, 2016. As of September 30, 2016, the Company had cash and cash equivalents of $1.5 million. The Company’s cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

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

The Company believes it will need to raise additional capital to fund its operations, including approximately $5.0 million of additional capital prior to December 31, 2016. In addition, because the Company’s existing revolving line of credit facility expires on April 25, 2017, the Company is seeking to replace it in order to help fund its operations. Sources of additional capital and/or credit may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Convertible Preferred Stock (as defined below) and its Series K Preferred Stock (the “Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, the Company may not be able to complete a restructuring or refinancing on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects will be adversely affected.

The Company’s primary sources of liquidity have historically been borrowings from Ares under the Ares ABL, from Medley under the Medley Term Loan and from other previous lenders, as well as sales of Common Stock and Convertible Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder. While Pegasus has led a majority of the Company’s capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

The Company obtained the five-year, $30.5 million Medley Term Loan from Medley on February 19, 2014. Pursuant to the Medley Term Loan, the Company is required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum quarterly EBITDA levels. The Company also maintains $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan.

The Company also obtained a revolving credit facility with a maximum line amount of $22.5 million from Ares which expires on April 25, 2017, pursuant to a Loan and Security Agreement (as amended from time to time, the “Ares ABL Agreement”). As of September 30, 2016, the Company had $9.2 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $861,000. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to maintain certain minimum quarterly EBITDA levels for the preceding 12-month period.

Since January 1, 2015, the Company issued an aggregate of 29,525 of its Series J Securities to Holdings III and issued 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $29.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

In 2015, the Company’s largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, the Company entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by the Company directly from overseas suppliers. Such products represented a significant percentage of the Company’s sales to The Home Depot in 2015 and 2014. The Company was, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under its prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit the Company to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under its prior agreement. Notwithstanding the new supplier buying agreement, as was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from the Company. As a result of the line review, and based on the Company’s results through the first nine months of 2016, the Company expects 2016 sales to The Home Depot to be significantly lower than in 2015.

In April 2016, Pegasus committed to provide financial support to the Company of up to $5.25 million, as needed, to fund its operations and debt service requirements through April 2017. The amount of this commitment has been reduced by the $5.0 million of Series J Securities purchased by Holdings III on July 19, 2016, with a remaining commitment amount of $250,000. The remaining amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL) that is not repayable by the Company on or before April 14, 2017. Management believes that, based upon current financial assumptions and projections, the Company will require approximately $5.0 million of additional capital from Pegasus or other financing sources to fund its operations through December 31, 2016.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause the Company to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause the Company to redeem its shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require the Company to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of September 30, 2016, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $540.2 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of September 30, 2016, the Company had $39.5 million of aggregate borrowings outstanding under these credit facilities that it would be required to repay prior to any redemption of Preferred Stock.

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

As of September 30, 2016, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy a redemption of its Preferred Stock. In addition, based solely on the Company’s projected balance sheet as of March 27, 2017, the Company does not believe that it will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

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

As discussed further in Note 14, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On August 28, 2014, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 30, 2015, the Court entered judgment against the defendants, including the Company, on a joint and several basis, in the amount of approximately $40.2 million (including pre-trial interest, attorney’s fees, and statutory post-judgment interest). Accordingly, the Company and certain other related defendants, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of the Company’s appeal of the partial summary judgment order. In consideration of Pegasus Fund IV’s entry into the Appeal Bond and other related agreements (collectively, the “Appeal Bond Agreements”) and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 units of its securities (the “Series K Securities”) to Pegasus Fund IV, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s partial summary judgment award in favor of Geveran was in error and that it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Accordingly, the ultimate outcome of the lawsuit and disposition of the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted of finished goods as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, inventories were stated net of inventory reserves of $3.5 million and $6.9 million, respectively. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its life-cycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	September 30, 2016	December 31, 2015
Leasehold improvements	$343,147	$171,808
Office furniture and equipment	336,854	290,348
Computer hardware and software	7,916,875	7,878,439
Tooling, production and test equipment	4,268,084	4,219,956
Trailers	45,996	45,996
Construction-in-process	-	-
Total property and equipment	12,910,956	12,606,547
Accumulated depreciation	(12,203,057)	(11,749,857)

Total property and equipment, net	$707,899	$856,690

Depreciation related to property and equipment was $192,000 and $454,000 for the three months ended September 30, 2016 and 2015, respectively. Depreciation related to property and equipment was $557,000 and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 5. Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of September 30, 2016 and December 31, 2015 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (years)

September 30, 2016:
Technology and intellectual property	$3,747,747	$(383,228)	$3,364,519	0.2	to	20

December 31, 2015:
Technology and intellectual property	$3,332,556	$(307,662)	$3,024,894	0.9	to	20.0

Total intangible asset amortization expense was $27,000 and $21,000 for the three months ended September 30, 2016 and 2015, respectively. Total intangible asset amortization expense was $76,000 and $62,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt (including amendment fees) and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net unamortized debt issuance costs of $2.5 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively. The Company amortized $410,000 and $398,000 of debt issuance costs for the three months ended September 30, 2016 and 2015. The Company amortized $1.2 million and $1.1 million of debt issuance costs for the nine months ended September 30, 2016 and 2015, respectively.

Note 7. Lines of Credit and Note Payable

Facility	September 30, 2016	December 31, 2015

Ares ABL, revolving line of credit	$9,198,800	$6,862,629
Less: Debt issuance costs	(462,937)	$(692,773)
Line of credit, net of debt issuance costs	8,735,863	6,169,856

Medley Term Loan	$30,300,743	$29,232,702
Less: Debt issuance costs	$(2,024,127)	$(2,649,017)
Note payable, net of debt issuance costs	28,276,616	26,583,685

Total, line of credit and note payable, net of debt issuance costs	$37,012,479	$32,753,541

Ares ABL

On April 25, 2014, the Company, entered into the Ares ABL, which provides the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. The Ares ABL expires on April 25, 2017. As of September 30, 2016, the Company had $9.2 million in borrowings outstanding under the Ares ABL and additional borrowing capacity of $861,000. As of September 30, 2016, eligible collateral included $$5.8 million of accounts receivable and $10.9 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of September 30, 2016, the interest rate on the Ares ABL was 6.02%.

On July 19, 2016, the Company entered into an amendment to the Ares ABL Agreement (the “Sixth ACF Amendment”). Among other things, the Sixth ACF Amendment (a) replaced the Fixed Charge Covenant (as defined in the Ares ABL Agreement) with EBITDA covenant levels that the Company must meet with respect to each of the 12-month periods ending June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 (collectively, the “Specified Covenant Periods”) and (b) amended the definition of EBITDA to include, for purposes of determining compliance with the EBITDA covenant levels for the relevant Specified Covenant Periods, up to $2,500,000 of cash proceeds from the issuance of equity to Pegasus between July 19, 2016 and March 30, 2017. The Company paid Ares a $60,000 amendment fee in connection with the Sixth ACF Amendment.

Medley Term Loan

On February 19, 2014, the Company entered into the Medley Term Loan, which provided the Company with a $30.5 million term loan facility. The Medley Term Loan bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, and as of September 30, 2016, the interest rate on the Medley Term Loan was 12.84%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019. As of September 30, 2016, the balance of the Medley Term Loan was $30.3 million. The Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for the three months ended September 30, 2016 and 2015. The Company recognized $584,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to commitment fees and the Medley Warrants for the nine months ended September 30, 2016 and 2015. The Company also recognized $167,000 and $160,000 of accrued interest for the three months ended September 30, 2016 and 2015, respectively, and $484,000 and $474,000 for the nine months ended September 30, 2016 and 2015, respectively, for the Medley Term Loan.

On July 19, 2016, the Company entered into an amendment to the Medley Term Loan Agreement (the “Fourth Medley Amendment”). Among other things, the Fourth Medley Amendment (x) amended the minimum EBITDA covenant levels with respect to the Specified Covenant Periods and each fiscal quarter thereafter during the term of the Medley Term Loan Agreement, (y) amended the definition of EBITDA to include, for purposes of determining compliance with the EBITDA and Fixed Charge Coverage Ratio (as defined in the Medley Term Loan Agreement) covenant levels for the relevant Specified Covenant Periods, up to $2,500,000 of cash proceeds from the issuance of equity to Pegasus between July 19, 2016 and March 30, 2017 and (z) amended the minimum Fixed Charge Coverage Ratio that the Company must maintain for each of the 12-month periods ending September 30, 2016 and December 31, 2016.

Note 8. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of September 30, 2016
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment	$-	$-	$182,400

Liabilities (Recurring):
Riverwood Warrants	$-	$-	$1,572,242
September 2012 Warrants	-	-	182,400
Pegasus Warrant	-	-	869,100
THD Warrant	-	-	52,629
Medley Warrants	-	-	440,456
Pegasus Guaranty Warrants	-	-	509,175
	$-	$-	$3,626,002

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined in Note 2 above, for the nine months ended September 30, 2016:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2015	in net loss	settlements	Level 3	September 30, 2016
Pegasus Commitment	$214,400	$(32,000)	$-	$-	$182,400
Riverwood Warrants	(1,747,737)	175,495	-	-	(1,572,242)
September 2012 Warrants	(214,400)	32,000	-	-	(182,400)
Pegasus Warrant	(966,000)	96,900	-	-	(869,100)
THD Warrant	(63,635)	11,006	-	-	(52,629)
Medley Warrants	(565,776)	125,320	-	-	(440,456)
Pegasus Guaranty Warrants	(615,261)	106,086	-	-	(509,175)

Total	$(3,958,409)	$514,807	$-	$-	$(3,443,602)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined above, for the nine months ended September 30, 2015:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2014	in net loss	settlements	Level 3	September 30, 2015
Pegasus Commitment	$720,000	$(433,600)	$-	$-	$286,400
Riverwood Warrants	(2,352,027)	(464,977)	-	-	(2,817,004)
September 2012 Warrants	(720,000)	433,600	-	-	(286,400)
Pegasus Warrant	(1,300,000)	(257,000)	-	-	(1,557,000)
THD Warrant	(43,928)	(76,154)	-	-	(120,082)
Medley Warrants	(577,065)	(319,289)	-	-	(896,354)
Pegasus Guaranty Warrants	(643,924)	(382,290)	-	-	(1,026,214)

Total	$(4,916,944)	$(1,499,710)	$-	$-	$(6,416,654)

Note 9. Stockholders’ Equity

For the three months ended September 30, 2016 and 2015, the Company recorded expense of $48,000 and $128,000, respectively, related to stock compensation for awards to the Company’s directors. For the nine months ended September 30, 2016 and 2015, the Company recorded expense of $74,000 and $258,000, respectively, related to stock compensation for awards to the Company’s directors.

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards to each of the five members of the SAB as part of their compensation package. For the three and nine months ended September 30, 2015, the Company recorded expense of $0 and $37,000, respectively, related to restricted stock awards to the Company’s SAB. No restricted stock expense associated with restricted stock awards to the Company’s SAB was recorded during the nine months ended September 30, 2016.

On August 10, 2016, 4,000 shares of Series I Redeemable Convertible preferred stock were converted into 4,210,528 shares of common stock by their holders.

Warrants for the Purchase of Common Stock

As of September 30, 2016, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price			Expiration Date

Investors in rights offering	Series D Warrants	1,307,275	$2.42	to	2.43	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	6,955,391		$0.86		December 31, 2016 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760		Variable		May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751		Variable		May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041		$0.72		September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959		$0.72		September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000		$0.72		September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508		$1.18		September 25, 2017

Pegasus	Pegasus Warrant	10,000,000		Variable		May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	233,364,300		$0.001		January 3, 2019 through July 19 23, 2021

Medley	Medley Warrants	10,000,000		$0.95		February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000		$0.50		February 19, 2024

Pegasus	Series K Warrants	14,777,932		$0.12		December 31, 2025

		313,327,917

Note 10: Earnings (Loss) Per Share

The Company has two classes of Common Stock for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three and nine months ended September 30, 2016 and 2015, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended September 30,
	2016		2015
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net loss per share:
Net loss attributable to common stock	$(899,067)	$(263,153)	$203,149	$66,195
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(5,002,012)	(1,464,066)	(11,742,251)	(3,826,160)
Undistributed net loss	$(5,901,079)	$(1,727,219)	$(11,539,102)	$(3,759,965)

Basic and diluted weighted average number of common shares outstanding	342,868,339	100,356,002	303,817,579	98,997,606

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

	For the Nine Months Ended September 30,
	2016		2015
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net loss per share:
Net loss attributable to common stock	$(10,721,168)	$(3,169,433)	$(11,841,266)	$(3,934,793)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(7,914,361)	(2,339,674)	(23,178,283)	(7,702,028)
Undistributed net loss	$(18,635,530)	$(5,509,106)	$(35,019,549)	$(11,636,821)

Basic and diluted weighted average number of common shares outstanding	334,318,073	98,832,387	296,699,120	98,591,636

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.12)	$(0.12)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 275.2 million and 213.3 million common stock equivalents for the three months ended September 30, 2016 and 2015, respectively, and 272.9 million and 209.8 million common stock equivalents for the nine months ended September 30, 2016 and 2015, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 11: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders. Pegasus beneficially owned approximately 90.4% of the Common Stock as of September 30, 2016.

On February 23, 2016 and July 19, 2016, the Company issued 3,000 and 5,000 Series J Securities, respectively, to Holdings III pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015, among the Company, Pegasus Fund IV and Holdings III (as amended from time to time, the “Subscription and Support Agreement”) for aggregate gross proceeds of $8.0 million.

Note 12. Restructuring Expense

As of September 30, 2016, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2015	$139,385	$241,493	$12,880	$393,758
Charges	-	-	-	-
Payments	(119,385)	-	(8,680)	(128,065)
Accrued liability as of September 30, 2016	$20,000	$241,493	$4,200	$265,693

The remaining accrual of $265,693 as of September 30, 2016 is expected to be paid during the years ending December 31, 2016 through 2018.

Note 13. Concentrations of Credit Risk

For the three months ended September 30, 2016 and 2015, revenue from sales to one customer represented 86% and 89% of the Company’s total revenue, respectively. For the nine months ended September 30, 2016 and 2015, revenue from sales to one customer represented 89% and 88% of the Company’s total revenue, respectively.

As of September 30, 2016 and December 31, 2015, the Company had one customer whose accounts receivable balance represented 70% of accounts receivable, net of allowances.

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

Based upon the terms of an indemnification agreement, the Company has also paid, and may be required to pay in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The engagement letter executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

The Company is also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted the Company’s summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against the Company and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On October 27, 2016, the Federal Circuit issued an opinion that affirmed the lower district court’s ruling that U.S. Patent No. 6,799,864 is invalid, and reversed the district court’s ruling that U.S. Patent No. 6,787,999 is invalid. With respect to the ‘999 patent, the Federal Circuit remanded the case back to the district court for further proceedings. We continue to believe that we have strong defenses against GE Lighting’s claims with respect to U.S. Patent No. 6,787,999. However, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

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

Note 15. Subsequent Events

On October 13, 2016, a preferred stockholder converted 1,000 shares of Series I Preferred Stock into 1,052,632 shares of Common Stock.

On October 31, 2016, two preferred stockholders converted 2,095 shares of Series H Preferred Stock into 2,205,264 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the amount of and our ability to obtain the capital required to fund operations; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs; the impact of any customer line review; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan and realize benefits from initiatives related to streamlining our operations, cost-cutting measures and the introduction of new products; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets; our ability to improve our gross profit and achieve profitable growth; and the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2016, as amended by the Annual Report on Form 10-K/A filed with the SEC on May 31, 2016 (together, the “Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

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

Our strategic plan for the next three fiscal years consists of creating strong, biologically correct lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. We also intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

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

•

Intellectual property. LED market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection and licensing of intellectual property is critical. Therefore, LED lighting industry participants often take steps such as additional patent applications, confidentiality and non-disclosure agreements as well as other security measures. To enforce or protect intellectual property rights, market participants frequently threaten or commence litigation.

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

Recent Developments

                On July 19, 2016, we (i) filed a Certificate of Increase of Series J Convertible Preferred Stock with the Secretary of State of the State of Delaware increasing the number of authorized shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) from 85,100 to 95,100 shares, and (ii) issued and sold 5,000 units of our securities (“Series J Securities”) to LSGC Holdings III LLC (“Holdings III”) for aggregate gross proceeds of $5.0 million, pursuant to the Preferred Stock Subscription and Support Agreement dated September 11, 2015 among the Company, Pegasus Partners IV, LP (“Pegasus Fund IV”) and Holdings III, as amended. Each Series J Security was issued at a purchase price of $1,000 and consists of (a) one share of Series J Preferred Stock and (b) a warrant (a “Series J Warrant”) to purchase 2,650 shares of our common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $0.001 per share of Common Stock.

Financial Results

The following table sets forth our revenue, cost of goods sold, gross profit and operating expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$14,336,997	$19,587,399	$43,452,518	$62,229,307
Cost of goods sold	12,003,185	14,363,734	36,416,274	50,658,859

Gross profit	$2,333,812	$5,223,665	$7,036,244	$11,570,448

GAAP gross profit percentage	16.3%	26.7%	16.2%	18.6%

Operating expenses	$3,331,417	$4,976,399	$16,350,117	$20,494,263

Operating expenses as a percentage of revenue	23.2%	25.4%	37.6%	32.9%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $5.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease in revenue was due to a $3.4 million decrease in sales to The Home Depot, Inc. (“The Home Depot”) and a $1.9 million decrease in sales to commercial customers. Our revenue decreased by $18.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease in revenue was due to a $17.4 million decrease in sales to The Home Depot and a $1.3 million decrease in sales to commercial customers. In 2015, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015, which is the primary reason for the decline in sales to The Home Depot for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The $1.9 million and $1.3 million decrease in sales to commercial customers for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively, was primarily due to the loss of two distribution customers, as well as sales of excess inventory at reduced prices.

We continue to pursue new relationships with retailers and original equipment manufacturers (“OEMs”) to help increase and diversify our sales. In addition, we have increased the roster of distributors and independent sales agents that sell our products and added experienced professionals to our direct sales force to increase the frequency and impact of our activities with key national accounts that are targets for potential adoption of our products.

Our gross profit is principally driven by the mix and quantity of products we sell. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our selling, distribution and administrative, research and development and other operating expenses. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life-cycles and, therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances may require us to record inventory reserves and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life-cycle planning.

For the three months ended September 30, 2016, our gross profit was 16.3% compared to 26.7% for the three months ended September 30, 2015. During the nine months ended September 30, 2016, our gross profit was 16.2% compared to 18.6% for the nine months ended September 30, 2015. These declines in gross profit were primarily due to sales of excess inventory at reduced prices and higher charges of inventory reserves taken in the applicable periods.

Operating expenses declined by $1.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The principal reasons for the decline in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were a $1.1 million decrease in stock-based compensation expense resulting from a reversal of expense for the forfeiture of unvested stock options by former employees; a $255,000 decrease in depreciation and amortization resulting from continued use of our existing property and equipment, which we elected not to replace as part of our cost cutting initiatives; a $167,000 decrease in bad debt expense resulting from improved collections; and a $150,000 decrease in travel and entertainment expense resulting from our cost cutting initiatives. Those reductions in expenses were partially offset by a $370,000 increase in distribution expense as a result of consolidating our Dallas warehouse into our Seattle warehouse. For the nine months ended September 30, 2016, operating expenses declined by $4.1 million as compared to the nine months ended September 30, 2015. The primary reasons for the decline in operating expenses in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were a $1.9 million decrease in stock-based compensation expense, a $1.0 million decrease in employee compensation expense as a result of lower headcount, a $945,000 decrease in professional fees such as legal and consulting expenses, an $836,000 decrease in depreciation and amortization, and an $832,000 decrease in administrative and travel expenses. Those reductions in expenses were partially offset by a $1.4 million increase in distribution expense.

Non-GAAP Financial Measures

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. As part of our on-going review of financial information related to our business, our management regularly uses non-GAAP measures, particularly non-GAAP adjusted operating expense as a percentage of revenue. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

We define non-GAAP adjusted operating expenses as total operating expenses less non-cash expenses for stock-based compensation, restructuring expenses and depreciation and amortization. Non-GAAP adjusted operating expenses for the three months ended September 30, 2016 decreased by $268,000 as compared to the three months ended September 30, 2015 and decreased by $1.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$14,336,997	$19,587,399	$43,452,518	$62,229,307

Total operating expense	$3,331,417	$4,976,399	$16,350,117	$20,494,263
Less:
Non-cash stock option and restricted stock compensation (benefit) expense	(2,313,911)	(1,191,488)	(729,323)	1,173,697
Restructuring expense	-	-	-	297,770
Depreciation and amortization	219,659	474,717	632,733	1,468,860

Non-GAAP adjusted operating expense	$5,425,669	$5,693,170	$16,446,707	$17,553,936

GAAP operating expense as a percentage of revenue	23.2%	25.4%	37.6%	32.9%

Non-GAAP adjusted operating expense as a percentage of revenue	37.8%	29.1%	37.8%	28.2%

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

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2016 as set forth herein.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth statement of operations data and such data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015

Revenue	$14,336,997	$19,587,399	(5,250,402)	-26.8%	100.0%	100.0%

Cost of goods sold	12,003,185	14,363,734	(2,360,549)	-16.4%	83.7%	73.3%

Selling, distribution and administrative	2,878,244	3,902,694	(1,024,450)	-26.2%	20.1%	19.9%

Research and development	233,514	598,988	(365,474)	-61.0%	1.6%	3.1%

Restructuring expense	-	-	-	*	0.0%	0.0%

Depreciation and amortization	219,659	474,717	(255,058)	-53.7%	1.5%	2.4%

Interest expense, including related party	(1,821,545)	(1,721,799)	(99,746)		-12.7%	-8.8%
				*
Decrease in fair value of liabilities under derivative contracts	1,239,072	2,005,783	(766,711)	-38.2%	8.6%	10.2%

Other income (expense), net	418,336	(247,463)	665,799	-269.0%	2.9%	-1.3%

Income tax expense	478	14,443	(13,965)	*	0.0%	0.1%

Net income (loss)	$(1,162,220)	$269,344	(1,431,564)	-531.5%	-8.1%	1.4%

* Variance is not meaningful

Revenue

Revenue decreased $5.3 million, or 26.8%, to $14.3 million for the three months ended September 30, 2016 from $19.6 million for the three months ended September 30, 2015. The decrease in revenue was due to a $3.4 decrease in sales to The Home Depot and a $1.9 million decrease in sales to commercial customers for the three months ended September 30, 2016 as compared to sales for the three months ended September 30, 2015.

Cost of Goods Sold

Cost of goods sold decreased $2.4 million, or 16.4%, to $12.0 million for the three months ended September 30, 2016 from $14.4 million for the three months ended September 30, 2015. The decrease in cost of goods sold was primarily due to the reduction in revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Cost of goods sold as a percentage of revenue increased for the three months ended September 30, 2016 to 83.7% (or a gross profit percentage of 16.3%) as compared to 73.3% (or a gross profit percentage of 26.7%) for the three months ended September 30, 2015.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $1.0 million, or 26.2%, to $2.9 million for the three months ended September 30, 2016 from $3.9 million for the three months ended September 30, 2015. The decrease in selling, distribution and administrative expenses was primarily a result of a $1.0 million decrease in stock-based compensation expense, a $167,000 decrease in bad debt expense and a $150,000 decrease in travel and entertainment expense, which were partially offset by a $370,000 increase in distribution expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Research and Development

Research and development expense decreased $365,000, or 61.0%, to $234,000 for the three months ended September 30, 2016 from $599,000 for the three months ended September 30, 2015. The decrease in research and development expense was primarily a result of a $169,000 decrease in stock-based compensation expense and a $165,000 decrease in employee compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $255,000, or 53.7%, to $220,000 for the three months ended September 30, 2016 from $475,000 for the three months ended September 30, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of our existing property and equipment, which we have elected not to replace as part of our cost cutting initiatives.

Decrease (Increase) in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by several factors, including the change in the fair market value of our Common Stock, issuances of our Series J Preferred Stock and changes in the expected volatility of our Common Stock. The decrease in fair value of liabilities under derivative contracts for the three months ended September 30, 2016 was $1.2 million, compared to a decrease of $2.0 million for the three months ended September 30, 2015, representing a decline of $767,000, or 38.2%. The change was due to the decline in the price of our Common Stock in the three months ended September 30, 2016 compared with the three months ended September 30, 2015, as well as the issuance of Series J Preferred Stock during the three months ended September 30, 2016.

Other Income (Expense), net

Other income (expense), net increased by $666,000, or 269%, to $418,000 for the three months ended September 30, 2016 from other expense of $247,000 for the three months ended September 30, 2015. The increase in other income (expense), net was primarily a result of judgments received during the three months ended September 30, 2016 from successful patent litigation actions against certain individuals and companies that were found to have infringed upon our patents.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth statement of operations data and such data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015

Revenue	$43,452,518	$62,229,307	(18,776,789)	-30.2%	100.0%	100.0%

Cost of goods sold	36,416,274	50,658,859	(14,242,585)	-28.1%	83.8%	81.4%

Selling, distribution and administrative	13,396,352	15,894,335	(2,497,983)	-15.7%	30.8%	25.5%

Research and development	2,321,032	2,833,298	(512,266)	-18.1%	5.3%	4.6%

Restructuring expense	-	297,770	(297,770)	*	0.0%	0.5%

Depreciation and amortization	632,733	1,468,860	(836,127)	-56.9%	1.5%	2.4%

Interest expense, including related party	(5,334,635)	(5,050,234)	(284,401)	5.6%	-12.3%	-8.1%

Decrease (Increase) in fair value of liabilities under derivative contracts	514,808	(1,499,710)	2,014,518	134.3%	1.2%	-2.4%

Other income (expense), net	248,549	(287,857)	536,406	-186.3%	0.6%	-0.5%

Income tax expense	5,450	14,443	(8,993)	*	0.0%	0.0%

Net loss	$(13,890,601)	$(15,776,059)	1,885,458	-12.0%	-32.0%	-25.4%

* Variance is not meaningful	-

Revenue

Revenue decreased $18.8 million, or 30.2%, to $43.5 million for the nine months ended September 30, 2016 from $62.2 million for the nine months ended September 30, 2015. This decrease in revenue was due to a $17.4 million decrease in sales to The Home Depot and a $1.3 million decrease in sales to commercial customers for the nine months ended September 30, 2016 as compared to sales for the nine months ended September 30, 2015.

Cost of Goods Sold

Cost of goods sold decreased $14.2 million, or 28.1%, to $36.4 million for the nine months ended September 30, 2016 from $50.7 million for the nine months ended September 30, 2015. The decrease in cost of goods sold was primarily due to the reduction in revenue for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Cost of goods sold as a percentage of revenue increased for the nine months ended September 30, 2016 to 83.8% (or a gross profit percentage of 16.2%) as compared to 81.4% (or a gross profit percentage of 18.6%) for the nine months ended September 30, 2015. This decline in our gross profit percentage was due to sales of excess inventories at reduced prices and higher charges of inventory reserves.

Selling, Distribution and Administrative

Selling, distribution and administrative expense decreased $2.5 million, or 15.7%, to $13.4 million for the nine months ended September 30, 2016 from $15.9 million for the nine months ended September 30, 2015. The decrease in selling, distribution and administrative expense was primarily a result of a $1.8 million decrease in stock-based compensation expense, a $746,000 decrease in professional fees, a $724,000 decrease in employee compensation expense and a $547,000 decrease in administrative expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These decreases were partially offset by a $1.4 million increase in distribution costs during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Research and Development

Research and development expense decreased $512,000, or 18.1%, to $2.3 million for the nine months ended September 30, 2016 from $2.8 million for the nine months ended September 30, 2015. The decrease in research and development expense was primarily a result of a $323,000 decrease in employee compensation expense and a $123,000 decrease in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $836,000, or 56.9%, to $633,000 for the nine months ended September 30, 2016 from $1.5 million for the nine months ended September 30, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of existing property and equipment, which we have elected not to replace as part of our cost cutting initiatives.

Decrease (Increase) in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by several factors, including the change in the total fair market value of our Common Stock, issuances of our Series J Preferred Stock and changes in the expected volatility of our Common Stock. The decrease in fair value of liabilities under derivative contracts for the nine months ended September 30, 2016 was $515,000, compared to an increase of $1.5 million for the nine months ended September 30, 2015, representing a decrease in value of $2.0 million, or 134%. The change was due to the decline in the price of our Common Stock in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as well as the issuance of Series J Preferred Stock during the nine months ended September 30, 2016.

   Other Income (Expense), net

Other income (expense), net increased by $536,000, or 186%, to $249,000 for the nine months ended September 30, 2016 from other expense of $288,000 for the nine months ended September 30, 2015. The increase in other income (expense), net was primarily a result of judgments received during the nine months ended September 30, 2016, from successful patent litigation actions against certain individuals and companies that were found to have infringed upon our patents.

Liquidity and Capital Resources

We have experienced significant historical net losses as well as negative cash flows from operations since our inception, resulting in an accumulated deficit of $841.3 million and stockholders’ deficit of $565.4 million as of September 30, 2016. As of September 30, 2016, we had cash and cash equivalents of $1.5 million. Our cash expenditures primarily relate to procurement of inventory, payment of salaries, employee benefits and other operating costs.

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

We believe we will need to raise additional capital to fund our operations, including approximately $5.0 million of additional capital prior to December 31, 2016. In addition, because our existing revolving line of credit facility expires on April 25, 2017, we are seeking to replace it in order to help fund our operations. Sources of additional capital and/or credit may not be available in an amount or on terms that are acceptable to us, if at all. Our complex capital structure, including our obligations to the holders of the outstanding shares of our Convertible Preferred Stock (as defined below) and our Series K Preferred Stock (the “Series K Preferred Stock”), may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, we may not be able to complete a restructuring or refinancing on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects will be adversely affected.

Our primary sources of liquidity have historically been borrowings from ACF FinCo I LP (“Ares”) under our three-year revolving credit facility with a maximum line amount of $22.5 million (as amended from time to time, the “Ares ABL”), from Medley Capital Corporation (“Medley”) under our five-year $30.5 million term loan (as amended from time to time, the “Medley Term Loan”) and from other previous lenders, as well as sales of Common Stock and Convertible Preferred Stock to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Fund IV, LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), Holdings III and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is our controlling stockholder. While Pegasus has led a majority of our capital raises, certain offerings of Convertible Preferred Stock also involved and/or were led by parties other than Pegasus.

We obtained the Medley Term Loan on February 19, 2014. Pursuant to the Medley Term Loan, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum quarterly EBITDA levels. We also maintain $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan with Medley.

We also obtained the Ares ABL on April 25, 2014, and it expires on April 25, 2017. As of September 30, 2016, we had $9.2 million in borrowings outstanding under the Ares ABL and additional borrowing capacity of $861,000. The maximum borrowing capacity under the Ares ABL is based on a formula of eligible accounts receivable and inventory. The Ares ABL also requires us to maintain certain minimum quarterly EBITDA levels for the preceding 12-month period.

Since January 31, 2015, we have issued an aggregate of 29,525 Series J Securities to Holdings III and 62 Series J Securities to certain existing preferred stockholders upon exercise of their preemptive rights under the certificates of designation governing the Convertible Preferred Stock. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and we received aggregate gross proceeds of approximately $29.6 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Preferred Stock and (ii) one Series J Warrant, which represents the right to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share.

In 2015, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016. Pursuant to this new supplier buying agreement, The Home Depot has elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2015 and 2014. We were, however, selected to supply certain new products to The Home Depot and will continue to supply certain other products to The Home Depot under our prior agreement. In addition, the terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified big box and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. As a result of the line review, and based on our results through the first nine months of 2016, we expect 2016 sales to The Home Depot to be significantly lower than in 2015.

In April 2016, Pegasus committed to provide financial support to us of up to $5.25 million, as needed, to fund our operations and debt service requirements through April 2017. The amount of this commitment has been reduced by the $5.0 million of Series J Securities purchased by Holdings III on July 19, 2016, with a remaining commitment of $250,000. The remaining amount of this commitment will be reduced by the amount of any capital provided by other parties (except for draws under the Ares ABL) that is not repayable by us on or before April 14, 2017. We believe that, based upon current financial assumptions and projections, we will require approximately $5.0 million of additional capital from Pegasus or other financing sources to fund our operations through December 31, 2016.

RW LSG Holdings LLC (“Riverwood Holdings”) and Pegasus each have the right to cause us to redeem their shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), respectively, at any time on or after March 27, 2017. If either Riverwood Holdings or Pegasus elects to cause us to redeem our shares of Series H Preferred Stock or Series I Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. In addition, Portman Limited (“Portman”) and affiliates of Zouk Holdings Limited, acting together, have a contractual right to require us to redeem their respective shares of Series H Preferred Stock on or after March 27, 2017, subject to certain conditions and limitations. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require us to redeem such shares upon the uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of September 30, 2016, in the event we were required to redeem all of our outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), our maximum payment obligation would have been $540.2 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of September 30, 2016, we had $39.5 million of aggregate borrowings outstanding under these credit facilities that we would be required to repay prior to any redemption of Preferred Stock.

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

As of September 30, 2016, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock. In addition, based solely on our projected balance sheet as of March 27, 2017, we do not believe that we will have legally available funds on or before March 27, 2017 to satisfy any such redemption of the Preferred Stock.

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

In addition, one of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in us. On August 28, 2014, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, issued an Order Granting Plaintiff’s Motion for Partial Summary Judgment under its First Cause of Action for Violation of the Florida Securities and Investor Protection Act. On November 30, 2015, the Court entered judgment against the defendants, including us, on a joint and several basis, in the amount of approximately $40.2 million (including pre-trial interest, attorney’s fees, and statutory post-judgment interest). Accordingly, we and certain other related defendants, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of our appeal of the partial summary judgment order. In consideration of Pegasus Fund IV’s entry into the Appeal Bond and other related agreements (collectively, the “Appeal Bond Agreements”) and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, we issued 20,106.03 units of our securities (the “Series K Securities”) to Pegasus Fund IV, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s partial summary judgment award in favor of Geveran was in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Accordingly, the ultimate outcome of the lawsuit and disposition of the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
Cash flow activities:	2016	2015
Net cash used in operating activities	$(8,627,159)	$(21,556,027)
Net cash used in investing activities	(825,718)	(340,281)
Net cash provided by financing activities	9,905,446	20,601,456

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain working capital assets and liabilities. Net cash used during the nine months ended September 30, 2016, resulted primarily from the net loss for the period. The reduction in net cash used in operating activities in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was due to a reduction in the net loss over the comparable periods, as well as lower levels of current assets used to support the on-going operations. More detailed explanations in the levels of activity and changes in accounts balances follow.

Net cash used in operating activities decreased to $8.6 million for the nine months ended September 30, 2016 from $21.6 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net cash used in operating activities included certain non-cash reconciliation items consisting primarily of $2.3 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $1.3 million of inventory write-downs and $633,000 in depreciation and amortization. For the nine months ended September 30, 2016, net cash used in operating activities included certain non-cash reconciliation items consisting primarily of $729,000 in stock-based compensation expense and a $515,000 decrease in fair value of derivative contracts. Net cash used in operating activities for the nine months ended September 30, 2015 included certain non-cash reconciliation items comprised primarily of $2.2 million in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, a $1.5 million net increase in fair value of derivative contracts, $1.5 million in depreciation and amortization, a $1.2 million of stock-based compensation expense and $853,000 in inventory write-downs.

Changes in working capital also contributed to the decrease in net cash used in operating activities for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. In the aggregate, working capital changes provided total cash of $2.4 million in the nine months ended September 30, 2016 compared to a net use of cash of $13.2 million in the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the working capital changes consisted primarily of cash generated from reductions in inventory and prepaid expenses of $4.4 million and $461,000, respectively. These sources of cash were partially offset by a $1.1 million increase in accounts receivable, a $1.0 million decrease in accounts payable and a $356,000 decrease in accrued expenses and other liabilities. For the nine months ended September 30, 2015, the working capital changes consisted primarily of an increase in inventory of $6.1 million, a decrease in accounts payable of $4.0 million, an increase in accounts receivable of $2.7 million and a decrease in accrued expenses and other liabilities of $1.9 million, which was partially offset by a decrease in prepaid expenses of $2.0 million.

Investing Activities

Cash used in investing activities relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $826,000 and $340,000 for the nine months ended September 30, 2016 and 2015, respectively. The cash used in investing activities for the nine months ended September 30, 2016 was due to purchases of property and equipment of $411,000 and capitalized patents of $415,000. The cash used in investing activities for the nine months ended September 30, 2015 was primarily due to capitalized patents of $326,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of Common Stock and Preferred Stock. We continue to rely on those sources of cash to fund our operations. Net cash provided by financing activities was $9.9 million and $20.6 million for the nine months ended September 30, 2016 and 2015, respectively. The cash provided by financing activities for the nine months ended September 30, 2016 included proceeds from the issuance of Series J Securities for aggregate proceeds of $8.0 million and net draws on our lines of credit and other short term borrowings of $2.3 million, which were partially offset by payment of debt issuance costs of $360,000. The cash provided by financing activities for the nine months ended September 30, 2015 included proceeds from the issuance of Series J Securities in January and September 2015 for aggregate gross proceeds of $21.5 million and net draws on our lines of credit and other short term borrowings of $592,000, partially offset by $1.1 million in fees incurred in connection with the issuance of Series J Securities and $339,000 in debt issuance costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officers, concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at a reasonable assurance level because the ongoing remediation efforts to address the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2015 have not been fully developed and implemented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016, which discussion is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

 See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

Date: November 14, 2016	By:	/s/ Edward D. Bednarcik

Edward D. Bednarcik
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Denis M. Murphy
Denis M. Murphy
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

10.4*+	Offer Letter dated August 31, 2016 by and between Lighting Science Group Corporation and Denis M. Murphy.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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