Form 10-K
period 2016-12-31
LIGHTING SCIENCE GROUP CORP
filed 2017-04-14
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5.7 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 20, 2017 was 217,787,020 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the sufficiency of our existing cash and cash equivalents and other sources of liquidity to meet our working capital and capital expenditure needs for 12 months from the date of issuance of our financial statements; our ability to complete the announced joint venture with MLS Co., Ltd., including satisfying the closing conditions for the joint venture; realize the synergies and benefits that we expect the joint venture to provide; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage our supply chain; uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets and our ability to improve our gross profit and achieve profitability; and our expectations regarding the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

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

Our in-house design of power supplies, thermal management solutions and optical systems, along with our detailed specification of the packaged LEDs incorporated into our products, provides us with a unique ability to manage the interrelationships between components and subsystems. This system-based approach enables us to provide a broad range of solutions that deliver a high quality combination of lighting efficacy and reliability. In addition, we believe we can leverage our strong supply chain and sourcing capabilities to support an “all channels” go-to-market strategy and to deliver differentiated lighting solutions at competitive price points.

Our customers include retailers and original equipment manufacturers (“OEMs”) that sell our products on a co-branded or private label basis. Large retail, hospitality and other corporate customers also purchase products from us directly. In addition, our luminaires are utilized in large-scale infrastructure projects throughout the world.

We are seeking to lead the convergence of science and light to improve the environment as well as human health and well-being. Our lighting technology is designed to consume less electricity for each unit of light produced and we continue to improve our product packaging and lifespan to use fewer materials in the production and distribution of our lamps and luminaires.

On March 20, 2017, we formed LSG MLS JV Holdings, Inc. (“LSG JV Holdings”) as a subsidiary and entered into an operating agreement with MLS Co., Ltd. (“MLS”) relating to the formation of Global Value Lighting, LLC (“GVL”). GVL was formed as a joint venture between us and MLS for the purpose of carrying out the manufacturing, marketing, sale and distribution of private label LED lighting products and services to retail and commercial customers in North America and South America. The joint venture is an integral part of our long-term strategy (the “Joint Venture”). We believe the Joint Venture will allow GVL to focus on the private label LED business, which to date has represented a significant portion of our revenues, while allowing us to focus on our technology business featuring product lines such as its proprietary HealthE™, VividGro®, and FreeLED™, which will be operated independently from GVL. The Joint Venture remains subject to certain closing conditions. Upon the closing of the Joint Venture, we (through LSG JV Holdings) will make an initial capital contribution of $5.1 million in cash to GVL, and MLS will make an initial capital contribution of $4.9 million in cash to GVL. Upon the determination of the board of managers of GVL, each of LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the closing date. LSG JV Holdings will own 51% of the membership interests of GVL and MLS will own 49% of the membership interests of GVL.

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

We are controlled by affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies across a variety of industries. Historically, Pegasus Capital has invested in our capital stock through LSGC Holdings, LLC (“LSGC Holdings”), Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LED Holdings, LLC (“LED Holdings”), LSGC Holdings II LLC (“Holdings II”), PCA LSG Holdings, LLC (“PCA Holdings”), LSGC Holdings III LLC (“Holdings III”) and LSGC Holdings IIIa, LLC (“Holdings IIIa” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III, PCA Holdings and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder.

Our Products

We have an extensive product portfolio with three distinct offerings—replacement lamps, luminaires and biological (or spectrum control) lighting. The products in each of these offerings achieve a unique combination of scientific innovation, lumen distribution and energy efficiency. We enhanced our product line during 2016 with the introduction of several new products, including our Genesis Dynaspectrum™ (the first commercially-available luminaire focusing on users’ health and productivity), the Durabulb (a shatter-resistant lamp), and the L-Bar™ (a high-performance linear lighting solution). Combined with the introduction of new products in 2015, including the Free LED solar roadway system, our Vintage™ Filament Series of LED lamps, our Sleepy Baby™ LED lamp, a new mini-roadway luminaire and our VividGro agricultural grow light product, we anticipate that our new products will provide improved performance relative to our legacy products through the implementation of more effective components and form factors.

Replacement Lamps. We offer a broad range of LED retrofit lamps designed to fit into existing light fixtures as replacements for traditional incandescent, compact fluorescent and halogen lamps. Our dimmable LED retrofit lamps possess consistent color and deliver improved light distribution and brightness in commercial and residential settings as compared to traditional lighting products. Our replacement lamp product line includes lamps that are sold under the Lighting Science® brand as well as co-branded and private label retrofit lamps offered directly to our customers and through distributors across North America. In January 2015, we launched the Vintage Filament Series of LED lamps in many of the traditional, incandescent bulb decorative form factors but with greater energy savings than their traditional counterparts.

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

Target Markets and Customers

We focus our product development on the applications and markets in which the return on investment, total cost of ownership and other benefits of LED lighting currently offer clear and compelling incentives for customers. In particular, we seek to improve our brand awareness and sales pipeline in major urban areas both in the United States and abroad in the market segments discussed below. Historically we relied on our relationship with The Home Depot, Inc. (“The Home Depot”) for a significant portion of our revenue, although we are working to diversify our customer base and product sales in 2017 and beyond, as we now are aggressively marketing our products to other big box stores and retailers.

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

Our strategic account management team focuses on developing new business alliances and managing our existing branded lighting and OEM relationships. In addition to its business development initiatives, our strategic account management team seeks to expand our revenue from our current accounts by providing ongoing energy analysis, market expertise and support to such customers.

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

Our research and development team is comprised of 12 research scientists and engineers, many with Doctoral or Masters Degrees in disciplines such as power electronics, lighting, thermal and mechanical engineering, materials science and cellular and molecular biology. These professionals combine a thorough understanding of the sciences required to develop LED lighting products with extensive experience in the lighting industry. Our research and development capabilities are further enhanced through collaborations with leaders within and outside the LED lighting industry. We have research and development relationships with professionals and institutions in a wide range of fields, including advanced material science, semiconductor performance, medical and biological research, space exploration and military applications. These institutions include leading research organizations, such as NASA, Harvard, Jefferson Medical College, Florida Institute of Technology, University of Guelph and Oak Ridge National Laboratory, as well as leading technology-oriented companies such as Bayer AG and National Semiconductor Corporation. In addition, we have supported and continue to contribute to research including advanced material processing and biological effects of lighting on plants and animals, including a recent study performed at Harvard and an on-going study at Alertness CRC Limited investigating the effects of lighting on human sleep patterns.

Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $3.3 million, $4.0 million and $5.6 million, respectively. We have reduced research and development expenses year-over-year since 2014 as part of our overall cost-cutting strategy, which is a key component of our on-going efforts to improve our financial results. We expense all of our research and development costs as they are incurred. Research and development expenses are reported net of any funding received under contracts with governmental agencies or commercial customers that are considered to be cost-sharing arrangements with no contractually committed deliverable.

Manufacturing and Suppliers

During the past three years, we have increasingly focused on our design and engineering competencies in an effort to develop differentiated products. Accordingly, we design and engineer our products and outsource substantially all of the manufacture and assembly of our products to a number of contract manufacturers internationally. These contract manufacturers purchase components based on our specifications and provide the necessary facilities and labor to manufacture our products. We allocate the production of specific products to the contract manufacturer we believe is best suited to manufacture the product. Quality control and lot testing is conducted at our contract manufacturers in Asia. Product qualification and testing is conducted in our facilities in Cocoa Beach, Florida. Our Cocoa Beach facility and each of our contract manufacturers have been ISO9001:2008 certified as conforming to the standards published by the International Organization for Standardization. If the proposed Joint Venture transaction with MLS closes, GVL will engage MLS as its exclusive manufacturer of certain LED lighting products.

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

As of December 31, 2016, we had obtained 293 patents from the United States Patent Office (the “USPTO”), with another 4 applications allowed and 23 pending, as well as 96 foreign patents, with another three allowed and 29 pending from various jurisdictions outside of the United States. These patents and patent applications cover various inventions related to the design and manufacture of LED lighting technology.  During 2016, we filed 23 new U.S. patent applications and 31 U.S. patents were issued to us by the USPTO. When it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In certain cases, we rely on confidentiality agreements and trade secret protections to defend our proprietary technology. In addition, we license and have cross-licensing arrangements with respect to third-party technologies that are incorporated into elements of our design activities, products and manufacturing processes. Where appropriate, we also license certain of our intellectual property to third parties to further monetize our intellectual property portfolio.

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

We also intend to continue to enforce our intellectual property rights against third parties. In 2016, we settled claims against 11 companies in which we sought damages and injunctive relief in response to such companies’ alleged infringement of our patent rights. We received payments of $1.8 million during 2016 from those companies as a result of those settlements. In 2015, we filed four lawsuits against third parties seeking damages and injunctive relief in response to such third parties’ infringement of our patent rights. Four other companies agreed to take a patent license and pay royalties to us. In addition, in April 2015, we filed a lawsuit against several former employees and the company they formed seeking damages and injunctive relief arising out of the defendants’ misappropriation of our trade secrets and other intellectual property. Pursuant to the terms of a settlement agreement, the defendants agreed not to use or disclose our intellectual property and to reimburse us $200,000 in costs, and the defendants’ company agreed to pay to us a commission equal to the greater of (i) $1.7 million and (ii) 5% of the infringing company’s gross sales of biological and agricultural products during the three-year period ending January 2019.

As is customary in the LED lighting industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Claims of this sort could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers and/or distributors, we may be required to cease manufacture of the infringing product, pay damages and expend significant resources to defend against the claim and/or develop non-infringing technology, seek a license or relinquish patents or other intellectual property rights.

Regulations, Standards and Conventions

Our products are generally required to comply with and satisfy the electrical codes of the jurisdictions in which they are sold. We design our products to meet the typically more stringent codes established in the United States and the European Union, which usually allows our products to meet the codes in other geographic regions.

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

We believe our operations comply with all applicable environmental regulations within the jurisdictions in which we operate. The costs of compliance with these regulations are not material.

Employees

As of December 31, 2016, we had 48 employees in the United States all of whom were full-time, and two full-time employees in China. We also utilized approximately 18 temporary employees and contractors in the United States as of December 31, 2016. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

We have a history of losses and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products.

We have sustained operating losses since our inception. For the years ended December 31, 2016, 2015 and 2014, we had revenue of $52.7 million, $79.7 million and $91.3 million, respectively, and as of December 31, 2016, we had an accumulated deficit of $847.6 million. As evidenced by these financial results, we have not been able to achieve profitability. Continuing losses may exhaust our capital resources and force us to discontinue our operations.

Our current business plan includes a focus on increasing revenue by capitalizing on the known product needs of our existing customers, improving gross profit by significantly leveraging contract manufacturers in Asia and maintaining the lower cost structure that we have implemented in recent years. Assuming that the pending Joint Venture transaction closes, our business plan also includes shifting the private label LED business to GVL in order to allow us to focus on updating and expanding our product offerings within our technology business, such as our proprietary HealthE-, VividGro-, and FreeLED- product lines, which will be operated independently from GVL. Further, in 2016, our largest customer, The Home Depot, significantly reduced its purchases from us as compared to the prior two years, and the loss of this business adversely impacted our revenues in 2016. If we do not adequately execute upon our current business plan or if we are unable to offset the decline in revenue due to the loss of business from The Home Depot, we could exhaust our available capital resources, which could require us to seek additional sources of liquidity or to further reduce our expenditures to preserve our cash. Additional sources of liquidity may not be available in an amount or on terms that are acceptable to us.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to obtain capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common and preferred stock and short-term and long-term debt. For each of the years ending December 31, 2016 and 2015, our revenues declined from the previous year, and we have not experienced positive revenue growth since 2014. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, our ability to diversify our customer base and product sales and our ability to offset the decrease in sales to The Home Depot. In addition, our liquidity needs will be impacted by the success of our marketing strategy, market acceptance of our products, the costs associated with, and any adverse outcome in, pending or future litigation, our ability to effectively manage our supply chain, the success of our research and development efforts, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flows from operations turns positive may depend on our ability to continue to raise funds through public or private sales of shares of our capital stock or through debt. Our current indebtedness consists of a five-year term loan (the “Medley Term Loan”) from Medley Capital Corporation (“Medley”) and a three-year asset based revolving credit facility with ACF Finco I LP (“Ares”) (as amended from time to time, the “Ares ABL”), which provides us with a maximum borrowing capacity of $22.5 million, subject to certain limitations. As of December 31, 2016, the outstanding balance on the Ares ABL was approximately $6.1 million and we had approximately $1.9 million of additional borrowing capacity, and our outstanding balance on the Medley Term Loan was $30.7 million. The Ares ABL matures on April 25, 2017. At or prior to the time the Ares ABL matures, we will be required to repay or refinance the facility. Further, as a condition to Medley’s consent to the closing of the Joint Venture transaction, we will be required to repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before May 1, 2017 (the “Required Medley Payment”).

Since 2012, we have also raised funds through issuances of our Series H Convertible Preferred Stock (“Series H Preferred Stock”), Series I Convertible Preferred Stock (“Series I Preferred Stock”) and Series J Convertible Preferred Stock (“Series J Preferred Stock” and, collectively with the Series H Preferred Stock and Series I Preferred Stock, the “Convertible Preferred Stock”). We have experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. We have historically been dependent on affiliates of Pegasus for our liquidity needs because other sources of liquidity have been insufficient or unavailable. Pegasus has committed to provide financial support to us to fund our operations and debt service requirements of up to $13.2 million as they come due at least until April 12, 2018. The amount of this commitment will be reduced by amounts funded by other parties (except for draws under the Ares ABL) within the next 12 months that are not repayable by us on or before April 12, 2018. Such commitment, which in no way amounts to a guarantee of our obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as our controlling stockholder, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on our business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors. If we are able to raise funds by selling additional shares of our common stock, par value $0.001 per share (the “Common Stock”) or securities convertible or exercisable into our Common Stock, the ownership interest of our existing stockholders will be further diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The pending Joint Venture with MLS may not be completed.

The closing of our pending Joint Venture with MLS is subject to various conditions, including among other things, the execution of offer letters between GVL and certain key employees, the execution of ancillary agreements relating to the transfer of assets and license of certain intellectual property to GVL, the provision of transition services and the manufacture of GVL’s products (collectively, the “Joint Venture Documents”) and other customary closing conditions, such as the parties obtaining and delivering certified copies of all required consents and authorizations relating to the Joint Venture and the Joint Venture Documents. We will also be required to make (through LSG JV Holdings) an initial capital contribution of $5.1 million in cash to GVL, and MLS will be required to make an initial capital contribution of $4.9 million in cash to GVL. If these closing conditions are not satisfied, we and/or MLS may be unable or unwilling to complete the Joint Venture transaction.

We may not achieve the benefits that are anticipated from the Joint Venture, and certain of our obligations with respect to the Joint Venture could have a negative effect on our financial condition.

The benefits that are expected to result from the pending Joint Venture with MLS will depend, in part, on our ability to realize the anticipated synergies in the transaction, GVL’s ability to successfully integrate the assets and operations contributed to the Joint Venture and GVL’s ability to successfully manage the Joint Venture. It is not certain that we will realize these benefits at all, and if we do, it is not certain how long it will take to achieve these benefits. For example, there will be limitations on the ability of GVL to make distributions to its members, including LSG JV Holdings, and any distribution of available cash prior to the first quarter of 2019 will require unanimous approval by the board of managers of GVL. As a result, even if GVL is able to achieve profitability, we may not realize the benefits of such success for several years. Further, upon the determination of the board of managers of GVL, we may be required to make (through LSG JV Holdings) additional capital contributions of up to $7.65 million in the aggregate during the first 12 months following the closing of the Joint Venture transaction. The obligation to make additional capital contributions could have a negative effect on our financial condition.

The restrictions and requirements of our credit facilities may expose us to risks that could adversely affect our liquidity and financial condition or may otherwise impact our business.

As of December 31, 2016, the balance outstanding on the Ares ABL was approximately $6.1 million and we had approximately $1.9 million of additional borrowing capacity, and our outstanding balance on the Medley Term Loan was $30.1 million.

Borrowings under the Medley Term Loan and Ares ABL are secured by substantially all of our assets and our material wholly owned subsidiaries (subject to certain permitted liens) and may be used for working capital requirements and other general corporate purposes.

The inability to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Medley Term Loan and Ares ABL could result in a default under these facilities. We must repay or refinance the Ares ABL prior to its maturity on April 25, 2017 and, as a condition to Medley’s consent to the closing of the Joint Venture transaction, we must make the Required Medley Payment. Based on our cash position as of December 31, 2016 and our projected cash position as of April 25, 2017 and May 1, 2017, we do not believe that we will have sufficient funds available to repay the Ares ABL at maturity or to make the Required Medley Payment. However as discussed above, Pegasus has committed to provide financial support to us to fund our operations and debt service requirements of up to $13.2 million as they come due at least until April 12, 2018.

We may replace the Ares ABL facility with a replacement revolving facility, on a secured first priority basis, without penalty or premium, subject to the negotiation of loan documents and an intercreditor agreement on terms and conditions satisfactory to Ares and Medley. In such case, we would use proceeds from the replacement facility to repay the outstanding indebtedness under the Ares ABL. Nonetheless, we may be unable to obtain replacement financing on acceptable terms, or at all. Even if we are able to obtain replacement financing, such financing may be subject to covenants that restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

Finally, we are required under our credit facilities to maintain a certain minimum EBITDA and a minimum fixed charge coverage ratio. Failure to comply with these or any other requirements of our indebtedness could result in a default. Any default that is not cured or waived could result in the acceleration of the obligations under these facilities, an increase in the applicable interest rate under these facilities and a requirement that our subsidiaries that have guaranteed these facilities pay the obligations in full, and would permit our lenders to exercise remedies with respect to all of the collateral securing these facilities, including substantially all of our and our subsidiary guarantors’ assets. Any such default could have a material adverse effect on our liquidity and financial condition.

We may be unable to profitably sell our products in this competitive pricing environment.

Aggressive pricing actions by our competitors may affect our growth prospects and profitability. We may not be able to increase prices if the costs of components and raw materials rise or we may be limited in our ability to increase prices to improve our margins. Even if component and raw material costs were to decline, lower prices offered by competitors may not allow us to hold prices at their current levels, which could negatively impact both net sales and gross profit.

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

Currently, we view our primary competition to be from large, established companies in the traditional general lighting industry. Certain of these companies also provide, or have undertaken initiatives to develop, LED lighting products as well as other energy efficient lighting products. Additionally, we face competition from a fragmented group of smaller niche or low-cost offshore providers of LED lighting products. We also anticipate that larger LED chip manufacturers, including some of our current and former suppliers, will continue to seek to compete with us. For example, our largest customer, The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering in June 2015. In connection with this line review, The Home Depot elected to purchase certain products previously supplied by us directly from overseas suppliers, including one of our former suppliers. We also expect other large technology players with packaged LED chip technology that are currently focused on other end markets for LEDs, such as backlighting for LCD displays, to increasingly focus on the general illumination market as their existing markets saturate and LED use in general illumination grows. In addition, we may compete in the future with vendors of new technological solutions for energy efficient lighting.

Some of our current and future competitors are larger companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand name recognition. Some of our more diversified competitors could also compete more aggressively with us by subsidizing losses in their LED lighting businesses with profits from other lines of business. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our customer, channel or supplier relationships or our competitive position. Additionally, any loss of a key channel partner, whether to a competitor or otherwise, could severely and rapidly damage our competitive position. To the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenue, gross profit and profitability and our future prospects for success, may be harmed.

If our preferred stockholders exercise their redemption rights, it would have a material adverse effect on our financial condition and may result in a change of control.

Certain holders of our Convertible Preferred Stock have the right to cause us to redeem such shares at any time on or after March 27, 2017. If any such stockholder elects to cause us to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series will have the right to redeem their shares of Convertible Preferred Stock. We would also be required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security which ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (the “Special Redemption”). Holders of our Convertible Preferred Stock would also have the right to require us to redeem such shares upon the uncured material breach of our outstanding obligations under our indebtedness or our uncured breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Further, depending on the ultimate disposition of an appeal bond relating to pending litigation, the certificate of designation governing our newly designated Series K Preferred Stock (the “Series K Preferred Stock” and, collectively with the Convertible Preferred Stock, the “Preferred Stock”) requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of December 31, 2016, in the event we were required to redeem all of our outstanding shares of Preferred Stock, our payment obligation would have been $544.0 million. We would also be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to any redemption of the Preferred Stock. As of December 31, 2016, the aggregate borrowings outstanding under these loan facilities that we would be required to pay was $36.7 million.

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

Based solely on a review of our balance sheet, we do not have legally available funds under Delaware law to satisfy a redemption of our Preferred Stock.

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

As of December 31, 2016, we had 282,047 shares of Preferred Stock outstanding, consisting of 111,513.52 shares of Series H Preferred Stock, 57,365 shares of Series I Preferred Stock, 93,062 shares of Series J Preferred Stock and 20,106 shares of Series K Preferred Stock. The certificates of designation governing the Preferred Stock limit our ability to take certain actions without the consent of our primary investors, including, among other things:

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

Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran was in error, that we will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. If the case is remanded to the trial court, we believe we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on our financial position. Even if we are successful on appeal, we will have to continue with litigation at the trial court level on the merits of the case. In such case, we may be unable to resolve the dispute in our favor and may ultimately be liable to Geveran for damages. Even if we are eventually successful in defending against Geveran’s claims or otherwise settle the litigation, it could result in additional substantial costs to us, could be a distraction to management and could harm our financial position.

We are also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against us under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp (“U.S Patent No. 6,787,999”), and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination (“U.S. Patent No. 6,799,864”), and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted our summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against us and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On October 27, 2016, the Federal Circuit issued an opinion that affirmed the lower district court’s ruling that U.S. Patent No. 6,799,864 is invalid, and reversed the district court’s ruling that U.S. Patent No. 6,787,999 is invalid. With respect to U.S. Patent No. 6,787,999, the Federal Circuit remanded the case back to the district court for further proceedings. We continue to believe that we have strong defenses against GE Lighting’s claims with respect to U.S. Patent No. 6,787,999. However, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

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

If we are unable to maintain effective internal control over financial reporting, or if material weaknesses are discovered in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

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

Although our principal executive officer and principal financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2016, in prior years we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although prior material weaknesses have been recently remediated, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and we or our independent registered public accounting firm may identify additional weaknesses in the future. Future actions we may take may not be sufficient to ensure that our internal controls are effective. Further, complying with these requirements may place a strain on our personnel, information technology systems and resources and divert management’s attention from other business concerns. Failure to maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our Common Stock.

The LED lighting industry is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and fluctuations in supply and demand. If we fail to anticipate and adapt to these changes and fluctuations, our sales, gross profit and profitability will be adversely affected.

In the LED lighting industry, rapid technological changes and short product life cycles often lead to price erosion and product obsolescence. Companies within the LED lighting industry are continuously developing new products with heightened performance and functionality, putting pricing pressure on existing products. Further, the industry has experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry can, as it has in the past, lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. Pricing pressure and obsolescence also cause the stated value of our inventory to decline. For the years ended December 31, 2016, 2015 and 2014, we recorded an inventory write-down of $3.9 million, $3.6 million and $4.7 million, respectively, and a provision for expected losses on non-cancellable purchase commitments of $0, $116,000 and $507,000, respectively. In addition, if we are unable to develop planned new technologies or if our supply chain management is not effective, we may not be able to compete due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, gross profit and profitability will be adversely affected.

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

For the years ended December 31, 2016, 2015 and 2014, The Home Depot accounted for 89%, 91% and 80% of our revenue, respectively. The Home Depot performed a periodic product line review in June 2015 relating to its entire private label LED lighting product offering and, as a result, elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in prior years, and the loss of this business from The Home Depot adversely impacted our revenues in 2016. Following the line review, we entered into a new supplier buying agreement with The Home Depot that took effect in the second quarter of 2016. The terms of the new supplier buying agreement with The Home Depot permit us to pursue opportunities to sell products to specified “big box” and other retailers, which was prohibited under our prior agreement. Notwithstanding the new supplier buying agreement, as was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products from us. A loss of The Home Depot as a customer, any additional decrease in their purchases or their failure to pay us would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products.

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

Many of these relationships are not subject to a detailed contract and therefore may be subject to termination at any time. The agreements that we do have are generally short-term, not exclusive, and can be cancelled by the counterparty without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that we or the end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

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

The manufacture of our products involves highly complex processes. Despite testing by us, our contract manufacturers and our customers, defects have been and could be found in our existing or future products. These defects may cause us to incur significant warranty, support and repair costs. The costs associated with a recall may divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers and our reputation in the marketplace. We generally provide a five-year warranty on our products, and such warranty may require us to repair, replace or reimburse the purchaser for the purchase price of the product, at our discretion. Moreover, even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer dissatisfaction. These problems could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. For the years ended December 31, 2016, 2015 and 2014, we incurred $735,000, $1.8 million and $4.8 million, respectively, in warranty expense primarily related to products returned under our standard warranty and the estimated expenses related to failure rates on two of our replacement lamp product lines sold in 2011 and 2012.  If our products experience failure rates in excess of our estimates, we may continue to incur increased warranty expenses in the future.

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

Furthermore, to qualify new contract manufacturers, familiarize them with our products, quality standards and other requirements and commence volume production may be a costly and time-consuming process. If we are required or choose to change contract manufacturers for any reason, our revenue, gross profit and customer relationships could be adversely affected.

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

As of December 31, 2016, we held 389 patents and 52 additional patent applications were pending. These patents and patent applications cover various inventions related to the design and manufacture of LED lighting technology. When we believe it is appropriate and cost effective, we make corresponding international, regional or national filings to pursue patent protection in other parts of the world. In addition, as appropriate, we also license certain of our intellectual property to third parties in an effort to monetize our intellectual property portfolio. Because patents involve complex legal, technical and factual questions, the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Accordingly, some or all of our patent applications may not be granted. Competitors may develop products similar to our products that do not conflict with our patent rights. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. In some cases, we may rely on confidentiality agreements or trade secret protections to protect our proprietary technology. Such agreements, however, may not be honored and particular elements of our proprietary technology may not qualify as protectable trade secrets under applicable law. In addition, others may independently develop similar or superior technology, and in the absence of applicable prior patents, we would have no recourse against them.

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

We are required to comply with certain legal requirements governing the materials used in our products. Although we are not aware of any efforts to amend existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such changes were to occur. Moreover, although not legally required to do so, we strive to obtain certification for substantially all of our products. In the United States, we seek, and to date have obtained or are in the process of obtaining, certification for substantially all of our products from UL. We design our products to be UL/cUL and Federal Communications Commission compliant. We have also obtained ENERGY STAR qualification for 81 of the products that we were producing as of December 31, 2016, with applications submitted for an additional 42 products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot be certain that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since virtually all existing codes and standards were not created with LED lighting products in mind. The failure to obtain such certifications or compliance could harm our business.

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

Our success will depend to a large extent on the abilities and continued services of key members of our management team. The loss of key members of our management team or other key personnel could prevent or significantly delay the implementation of our business plan, research and development and marketing efforts. Our success will depend on our ability to attract and retain highly skilled personnel and our efforts to obtain or retain such personnel may not be successful. Further, if the Joint Venture transaction closes, we expect that certain key members of our management team will also have various roles and responsibilities as members of the management team of GVL and, as such, their attention may at times be diverted from the Company’s day-to-day business.

The operations of many of our third party manufacturers are subject to additional risks that are beyond our control and that could harm our business.

Since mid-2014, substantially all of our products have been manufactured internationally by third-party contract manufacturers. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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

The trading volume of our Common Stock has historically been low, partially because we are not listed on an exchange and our Common Stock is only traded on the over-the-counter bulletin board (the “OTC Bulletin Board”). In addition, our public float has been further limited due to the fact that the vast majority of our outstanding Common Stock has historically been beneficially owned by affiliates of Pegasus. Unless we initiate a public offering of our Common Stock or are approved for listing on a national exchange, a more active trading market for our Common Stock may not develop, or if developed, may not continue, and a holder of any of our securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

We are controlled by Pegasus, whose interests in our business may be different from yours.

Affiliates of Pegasus beneficially owned approximately 91% of our Common Stock as of December 31, 2016 (on a fully diluted basis). As a result of this ownership, Pegasus has a controlling influence on our affairs and its voting power constitutes a quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the nomination and election of directors, the issuance of additional shares of our capital stock or payment of dividends, the adoption of amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. Pegasus may cause corporate actions to be taken even if the interests of Pegasus conflict with the interests of our other stockholders.

If we applied and our shares were approved for listing on a national stock exchange, we would likely elect to be considered a “controlled company” which would exempt us from certain corporate governance requirements, including the requirement that a majority of our board of directors meet the specified standards of independence and the exemption from the requirement that we have a compensation and governance committee made up entirely of directors who meet such independence standards. Such independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Pegasus may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

Because our stock price is volatile, it can be difficult for stockholders to predict the value of our shares at any given time.

The price of our Common Stock has been and may continue to be highly volatile, which makes it difficult for stockholders to assess or predict the value of their shares. A number of factors may affect the market price of our Common Stock, including, but not limited to:

•	changes in expectations as to our future financial performance;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in laws and government regulations;

•	developments concerning our proprietary rights;

•	public perception relating to the commercial value or reliability of any of our lighting products;

•	future sales of our Common Stock or issues of other equity securities convertible into or exercisable for the purchase of Common Stock;

•	our involvement in litigation;

•	the acquisition or divestiture by Pegasus or its affiliates of part or all of its holdings; and

•	general stock market conditions.

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

We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock (including shares of our Common Stock issued in connection with an acquisition or by Pegasus or its affiliates), or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock.

Securities analysts may not provide coverage of our Common Stock or may issue negative reports, which may have a negative impact on the market price of our Common Stock.

Securities analysts have not historically provided research coverage of our Common Stock and may elect not to do so in the future. If securities analysts do not cover our Common Stock, the lack of research coverage may cause the market price of our Common Stock to decline. The trading market for our Common Stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, it may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our Common Stock. This could have a negative effect on the market price of our stock.

Item 2.    Properties.

As of March 20, 2017, we occupied leased office and industrial space in West Warwick, Rhode Island, Cocoa Beach, Florida and Cape Canaveral, Florida. Our principal administrative, sales and marketing operations are located at our West Warwick, Rhode Island headquarters. Our research and development operations, which includes product qualification and testing, are located at our Cocoa Beach and Cape Canaveral, Florida locations.

Item 3.    Legal Proceedings.

On June 22, 2012, Geveran filed a lawsuit against us and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names us as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, a former member of our board of directors and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan; and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against us, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

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

On December 4, 2015, we, along with certain other related defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan also posted a separate bond in the amount of approximately $20.1 million, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s summary judgment award in favor of Geveran was in error, that we will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. If the case is remanded to the trial court, we believe we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on our financial position.

We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ (“D&O”) insurance coverage will be available to cover a substantial majority of our legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. On July 26, 2016, we, along with certain other related defendants, filed a lawsuit in Delaware state court against our D&O insurance carriers, Liberty Insurance, Starr, and Continental Casualty, seeking a declaratory judgment and damages arising out of the defendant carriers’ breach of their coverage obligations under various applicable D&O policies.

Based upon the terms of an indemnification agreement, we have also paid, and may be required to pay in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by our insurance policies. The agreement executed with J.P. Morgan provides that we will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

We are also a defendant in an action brought by GE Lighting in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against us under U.S Patent No. 6,787,999 and U.S. Patent No. 6,799,864 and seeks monetary damages and an injunction. We have denied liability. On August 5, 2015, the court granted our summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against us and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On October 27, 2016, the Federal Circuit issued an opinion that affirmed the lower district court’s ruling that U.S. Patent No. 6,799,864 is invalid, and reversed the district court’s ruling that U.S. Patent No. 6,787,999 is invalid. With respect to U.S. Patent No. 6,787,999, the Federal Circuit remanded the case back to the district court for further proceedings. We continue to believe that we have strong defenses against GE Lighting’s claims with respect to U.S. Patent No. 6,787,999. However, there is no assurance that we will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to us, could be a distraction to management and could harm our financial position.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “LSGC.” Our Common Stock last traded at $0.06 per share on March 20, 2017, and there were approximately 305 stockholders of record of our Common Stock on that date. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our outstanding Common Stock hold shares of record in “street name” for the benefit of individual investors. As of March 20, 2017, there were 217,787,020 shares of our Common Stock outstanding.

The following table provides the high and low closing bid price information for our Common Stock for each quarterly period within the two most recent years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Common Stock

	High	Low
2016
First Quarter	$0.12	$0.06
Second Quarter	$0.14	$0.07
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.07	$0.01

2015
First Quarter	$0.50	$0.09
Second Quarter	$0.32	$0.14
Third Quarter	$0.25	$0.14
Fourth Quarter	$0.15	$0.07

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

The selected historical consolidated financial data presented below is only a summary. You should read this selected historical consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand the information presented below.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$52,696,719	$79,749,772	$91,284,860	$83,221,557	$127,111,351
Cost of goods sold	46,417,908	68,548,508	87,702,728	98,043,280	146,902,807
Gross profit (deficit)	6,278,811	11,201,264	3,582,132	(14,821,723)	(19,791,456)

Total operating expenses	22,785,227	30,509,787	46,495,568	75,114,262	86,003,961
Loss from operations	(16,506,416)	(19,308,523)	(42,913,436)	(89,935,985)	(105,795,417)

Comprehensive loss	$(19,766,941)	$(25,631,819)	$(65,183,873)	$(89,887,066)	$(111,410,143)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.19)	$(0.44)	$(0.55)	$(1.47)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.20)	$(0.45)	$(0.55)	$(1.92)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	338,603,249	303,742,731	232,409,186	170,662,220	171,336,891
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	100,295,104	98,598,998	60,001,396	35,070,340	33,642,080

	As of December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013	2012
Cash and cash equivalents	1,911,151	647,526	1,609,297	$11,195,412	$15,834,077
Working capital (1)	(384,941)	7,351,603	6,044,363	(19,719,888)	37,355,821
Total assets	30,688,695	38,233,561	51,592,332	55,297,126	85,593,786
Total liabilities	56,700,434	57,424,020	69,741,739	74,190,313	35,065,988
Series H Redeemable Convertible Preferred Stock	223,030,110	227,220,149	227,220,149	227,220,149	227,288,549
Series I Redeemable Convertible Preferred Stock	114,736,096	124,736,627	124,736,627	124,736,627	124,736,627
Series J Redeemable Convertible Preferred Stock	186,124,000	160,124,000	116,950,000	40,000,000	-
Series K Redeemable Convertible Preferred Stock	20,106,030	20,106,030	-	-	-
Total stockholders' deficit	(570,007,975)	(551,377,265)	(487,056,183)	(410,849,963)	(304,497,378)

(1)	Working capital is defined as our current assets minus current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward- looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

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

Our strategic plan for the next three fiscal years consists of building our retail business through our Joint Venture (as described in Recent Events below), as well as creating strong biologically correct lighting brands in the consumer, residential, commercial and industrial markets. We believe that developing innovative and differentiated brands will deliver strong financial returns and a more loyal user base that is less price sensitive. We intend to continue to implement a nimble and agile “go-to-market” business model and manufacturing and product development system to streamline the processes used to introduce new products. We also intend to continue focusing on developing breakthrough innovation and on becoming a market maker in targeted value-added, high-margin segments within the lighting market. Finally, we plan to reduce our cost structure, preserve cash flow and strengthen liquidity to enhance our financial position.

Over the past few years, we have focused on expanding and optimizing our global supply chain to meet forecasted demand for our products while addressing the inefficiencies that have compressed our gross profit and overall financial performance in prior periods such as costs incurred to expedite the production or delivery of component parts. We anticipate long-term gross profit improvement as we continue to execute on our initiatives. We completed one of our most critical initiatives in 2014 with the transition of the manufacturing of our high volume lamps from Mexico and Satellite Beach to our contract manufacturing partners in Asia, from which we source the majority of our components. In 2015, we opened a new distribution center in Seattle, Washington in order to reduce the transit time for products from Asia and to provide us with an additional port through which we can import goods. In 2016, we closed our distribution center in Dallas, Texas, consolidating our warehouse operations into our Seattle, Washington warehouse. We believe that consolidating our distribution facilities will help to better maintain the continuity of our supply chain, improve our supply-to-cash cycle time and lower our distribution costs.

Recent Events

On March 20, 2017, we formed LSG MLS JV Holdings, Inc. (“LSG JV Holdings”) as a subsidiary and entered into an operating agreement (the “Operating Agreement”) with MLS Co., Ltd. (“MLS”) relating to the formation of Global Value Lighting, LLC (“GVL”). GVL was formed as a joint venture between us and MLS for the purpose of carrying out the manufacturing, marketing, sale and distribution of private label LED lighting products and services to retail and commercial customers in North America and South America (the “Joint Venture”). The Joint Venture is an integral part of our long-term strategy. We believe the Joint Venture will allow GVL to focus on the retail LED business, including the private label LED business, which to date has represented a significant portion of our revenues, while allowing us to focus on our technology business featuring product lines such as its proprietary HealthE™, VividGro®, and FreeLED™, which will be operated independently from GVL. The Joint Venture remains subject to certain closing conditions. Upon the closing of the Joint Venture, we (through LSG JV Holdings) will make an initial capital contribution of $5.1 million in cash to GVL, and MLS will make an initial capital contribution of $4.9 million in cash to GVL. Upon the determination of the board of managers of GVL, each of LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the closing date. LSG JV Holdings will own 51% of the membership interests of GVL and MLS will own 49% of the membership interests of GVL.

On January 27, 2017 and February 3, 2017, we issued 3,000 and 7,000 units of our securities (“Series J Securities”), respectively, to LSGC Holdings III LLC (“Holdings III”), an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), for aggregate gross proceeds of $10.0 million, with each Series J Security consisting of (a) one share of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (b) a warrant to purchase 2,650 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.001 per share of Common Stock.

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

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

Revenue	$52,696,719	$79,749,772	$91,284,860
Cost of goods sold	46,417,908	68,548,508	87,702,728

Gross profit	$6,278,811	$11,201,264	$3,582,132

GAAP gross profit percentage	11.9%	14.0%	3.9%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $27.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease in revenue was due to a decrease in sales to The Home Depot, Inc. (“The Home Depot”) of $25.5 million and a decrease in sales to other commercial customers of $1.6 million. The Home Depot performed a periodic product line review in 2015 relating to its entire private label LED lighting product offering and, as a result, The Home Depot elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot for the three years prior to the line review and the loss of this business was the primary reason for the decline in sales to The Home Depot for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in sales to other commercial customers for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the loss of two distribution customers, the sales of excess inventory at reduced prices and increased competition in the industry generally. Our revenue decreased $11.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease in revenue was due to a $10.5 million decrease in sales to commercial customers and a $1.0 million decrease in sales to The Home Depot.

We continue to pursue new relationships with retailers and original equipment manufacturers (“OEMs”) to help increase and diversify our sales.

Our gross profit is principally driven by the mix and quantity of products we sell. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our selling, distribution and administrative, research and development and other operating expenses. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life cycles and, therefore, product life cycle planning is critical. At times we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances may require us to record inventory reserves and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life cycle planning.

As a result of charges for inventory reserves, our gross profit for the year ended December 31, 2016 declined as compared to the year ended December 31, 2015. For the year ended December 31, 2015 as compared to the year ended December 31, 2014, our gross profit improved due to changes in the mix of products sold (more sales from higher margin inventory) and lower charges for inventory reserves and for warranty expenses, as well as increased use of contract manufacturing in Asia resulting in lower costs of production.

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

We define non-GAAP adjusted operating expenses as total operating expenses less non-cash expenses for stock-based compensation, restructuring expenses and depreciation and amortization. Non-GAAP adjusted operating expenses for the year ended December 31, 2016 decreased by $1.9 million (or 8.0%) as compared to the year ended December 31, 2015, while revenue decreased 33.9% compared to the year ended December 31, 2015. Non-GAAP adjusted operating expenses for the year ended December 31, 2015 decreased by $11.5 million (or 32.3%) as compared to the year ended December 31, 2014, while revenue decreased 12.6% compared to the year ended December 31, 2014. Non-GAAP adjusted operating expenses represented 42.1% and 30.2% of revenue for the year ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the decrease in non-GAAP adjusted operating expenses was due to (i) a reduction in stock compensation expense, which resulted from the termination of employees during 2016 that had non-vested stock option grants and the previously recognized stock compensation expense reversed for those non-vested stock option grants, and(ii) and a reduction in depreciation and amortization expense, which was driven by savings resulting from not replacing property and equipment that was fully depreciated. For the year ended December 31, 2015, the decrease in non-GAAP adjusted operating expenses as a percentage of revenue was due primarily to significant cost cutting measures taken in 2014 with the resulting cost savings realized in 2015.

	Year Ended December 31,
	2016	2015	2014

Revenue	$52,696,719	$79,749,772	$91,284,860

Total operating expense	22,785,227	30,509,787	46,495,568
Less:
Issuance of resricted stock and stock options for directors compensation	118,125	358,671	669,639
Non-cash stock option and restricted stock compensation expense	(305,288)	2,171,133	3,390,005
Restructuring expense	-	1,883,326	3,467,835
Depreciation and amortization	781,864	1,973,959	3,355,865

Total operating expenses, excluding stock based compensation, restructuring and depreciation and amortization	$22,190,526	$24,122,698	$35,612,224

GAAP operating expense as a percentage of revenue	43.2%	38.3%	50.9%

Non-GAAP adjusted operating expense as a percentage of revenue	42.1%	30.2%	39.0%

Over the past several years, we adapted our supply chain and logistics processes to improve our ability to more efficiently meet customer needs while continuing to focus on developing innovative products. During this period, we improved our forecasting and finished goods inventory management, transitioned our manufacturing processes to lower cost contract manufacturers in Asia and enhanced our new product innovation process. We believe these changes drove additional improvements in our management and manufacturing infrastructure and expanded our ability to source components and manufacture our products internationally. We believe these improvements will allow us to focus more on innovative, science based and creative engineering talent, which we believe provides us with a competitive advantage. In addition to developing products that target mainstream retail and commercial lighting, we are seeking to expand our product offerings to compete across multiple industry verticals.

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

Inventories

Inventories are stated at the lower of cost or market and consist of finished lighting products. Inventories are valued on a first-in, first out basis.

Significant changes in our strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. We evaluate inventory levels and expected usage on a periodic basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. The write-down of excess and obsolete inventory based on this evaluation creates a new cost basis and is included in cost of goods sold.

On a quarterly basis, we consider the need to record a lower of cost or market adjustment for our raw materials and finished goods inventory. The market value of finished goods is determined based upon current sales transactions, less the cost of disposal of the respective finished goods.

Revenue Recognition

Product sales are generally recorded when our products are shipped and title passes to customers. Where sales of product are subject to certain customer acceptance terms, revenue from such sales are recognized once these terms have been met.

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

Going Concern

We evaluate whether there are conditions or events, considered in the aggregate, that may raise substantial doubt about our ability to continue as a going concern within one year from the date that our financial statements are issued or available to be issued. Conditions or events include expected future results of operations, liquidity needs, financing agreements and capital needs.

Financial Operations Overview

Revenue

Our revenue is derived primarily from the sale of our LED-based retrofit lamps and luminaires for indoor and outdoor general illumination applications in the residential, commercial, industrial and public infrastructure markets. Our revenue is dependent on the continuing adoption of LED lighting in our target markets which, in turn, are subject to improvements in LED lighting performance as well as reductions in LED lighting cost. We expect our selling prices to continue to decline over time and believe that these declines will be offset by increases in sales volume, subject to our ability to access end users of LED lighting products. We depend heavily on the strength of our relationships with certain retail customers, primarily The Home Depot, and OEM customers, which provide us with access to residential and commercial end users of LED lighting products. We may experience significant inflections in growth as we enter into relationships with partners such as these and we will seek to develop similar relationships with new customers. Conversely, any deterioration in our relationships with these customers or in their activities in LED lighting could negatively impact our revenue.

The Home Depot accounted for 89%, 91% and 80% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed above, revenue for the year ended December 31, 2016 was adversely affected by the loss of certain business from The Home Depot, as well as the loss of two distribution customers. Due to these recent challenges, the success of our direct sales efforts, including our ability to effectively grow and manage the roster of distributors and independent sales agents that sell our products is increasingly critical to our business.

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

Currently, purchased products from our contract manufacturers represent the largest portion of our cost of goods sold. On a per unit basis, these costs generally decrease as we gain purchasing scale with increases in our sales. In periods of rapidly increasing demand, however, we may incur higher costs to ensure an adequate supply of products and components and to expedite shipping by means of premium inbound freight. These costs are typically higher the more dependent we are on a limited number of suppliers for specific products and the greater the distance is between production sites and such suppliers. We have historically incurred higher costs to the extent our supply chain management and production processes resulted in larger physical inventory variances or lower yields. With our increased reliance on contract manufacturers, we believe we will see continued improvement in our gross profit due to our increased ability to manage our inventory costs. Our contract manufacturers provide improved manufacturing capacity, which we expect will reduce the lead-time requirements for most products and reduce the amount of inventory we will be required to carry in the future. In addition, our increased usage of contract manufacturers has led to a reduction in overhead and labor costs. Assuming that the pending Joint Venture with MLS closes, we believe this relationship will drive additional improvements in cost of goods sold and gross profit.

During 2016, our cost of goods sold continued to be adversely impacted by our ability to accurately forecast product demand and manage the procurement and availability of our materials. Acquisition costs generally decline on a per unit basis with an increase in throughput through better execution and higher volumes of production, as well as technological advances in the manufacturing process. Accordingly, newly introduced products typically have higher per unit costs as we gain supply chain and manufacturing process efficiencies. Our warranty costs depend both on the quality of our manufacturing processes as well as our ability to design products for greater reliability. Additionally, our ability to control excess inventory reserves depends on how accurately we match future purchases of inventory with future sales.

Our gross profit is also affected by a number of other factors, including the average selling price of our products and our ability to offset declining prices with lower production costs. Our mix of products sold and the customers to whom they are sold also impact our gross profit as certain of our products have higher levels of profitability and we may contractually price our products at lower levels for certain customers based on volume expectations, contract duration and our own cost reduction roadmap. To the extent we suffer temporary manufacturing or supply chain inefficiencies, implementation of our cost reduction roadmap may be delayed resulting in unplanned declines in gross profit for certain products until these inefficiencies are addressed.

Operating Expenses

Operating expenses consist of selling, distribution and administrative expenses and research and development expenses. Personnel-related expenses comprise the most significant component of these expenses. In any particular period, the timing of additional hires or layoffs could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Selling, Distribution and Administrative Expenses. Selling, distribution and administrative expenses consist primarily of personnel-related expenses, sales commissions, samples and other marketing costs for new products and customer demonstrations, fees for professional services, public company costs, travel and other out-of-pocket expenses, cost of marketing materials and other corporate communications, customer service expenses, and direct and allocated facilities and other related overhead costs. Professional services consist principally of external legal, accounting, tax and other consulting services. Public company costs include director fees, directors’ and officers’ insurance premiums, costs of compliance with securities, corporate governance and other regulations and investor relations expenses. Certain of these expenses, and in particular legal expenses due to patent and other litigation, are inherently hard to predict and may vary materially from period to period. Unbillable freight costs that are incurred to deliver products to our customers but for which they are not separately billed are also included in selling, distribution and administrative expenses. We intend to continue to seek opportunities to lower our cost structure.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses for employees engaged in the development of new products, the enhancement of existing products and research into new platform technologies related to power supplies, optics, thermal management and intelligent controls as well as into emerging uses for LED lighting including in biological applications. Research and development expenses also include costs of lab materials and prototypes related to these activities and allocated facilities and other related overhead costs. We expense research and development costs as they are incurred. Research and development expenses are reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost-sharing arrangements with no contractually committed deliverable.

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

Results of operations

The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated (some items may not add due to rounding):

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Variance		Percentage of Revenue
	2016	2015	$	%	2016	2015
Revenue	$52,696,719	$79,749,772	(27,053,053)	-33.9%	100.0%	100.0%
Cost of goods sold	46,417,908	68,548,508	(22,130,600)	-32.3%	88.1%	86.0%
Selling, distribution and administrative	18,750,175	22,652,775	(3,902,600)	-17.2%	35.6%	28.4%
Research and development	3,253,188	3,999,727	(746,539)	-18.7%	6.2%	5.0%
Restructuring expenses	-	1,883,326	(1,883,326)	-100.0%	0.0%	2.4%
Depreciation and amortization	781,864	1,973,959	(1,192,095)	-60.4%	1.5%	2.5%
Interest income	983	1,173	(190)	*	0.0%	0.0%
Interest expense, including related party	(7,137,261)	(6,816,375)	320,886	4.7%	-13.5%	-8.5%
Decrease (increase) in fair value of liabilities under derivative contracts	2,950,352	(598,524)	(3,548,876)	-592.9%	5.6%	-0.8%
Other (expense) income, net	479,649	(348,759)	828,408	237.5%	0.9%	-0.4%
Income tax expense	3,363	16,502	(13,139)	*	0.0%	0.0%
Net loss	$(20,216,056)	$(27,087,510)	6,871,454	-25.4%	-38.4%	-34.0%

* Variance is not meaningful

Revenue

Revenue decreased $27.1 million, or 33.9%, to $52.7 million for the year ended December 31, 2016 from $79.7 million for the year ended December 31, 2015. The decrease in revenue was primarily a result of a $25.5 million, or 35.3%, decrease in sales to The Home Depot during the year ended December 31, 2016 as compared to the prior year. Additionally, sales to other commercial customers declined by $1.6 million, or 20.7%, during the year ended December 31, 2016 as compared to the prior year.

Cost of goods sold

Cost of goods sold decreased $22.1 million, or 32.3%, to $46.4 million for the year ended December 31, 2016 from $68.5 million for the year ended December 31, 2015. The decrease in cost of goods sold was due primarily to the 33.9% reduction in revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015. As a result of charges for inventory reserves, cost of goods sold as a percentage of revenue declined for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Cost of goods sold as a percentage of revenue was 88.1% (or gross profit of 11.9%) and 86.0% (or gross profit of 14.0%) for the years ended December 31, 2016 and 2015, respectively.

Selling, distribution and administrative

Selling, distribution and administrative expenses decreased $3.9 million, or 17.2%, to $18.8 million for the year ended December 31, 2016 from $22.7 million for the year ended December 31, 2015, but increased as a percentage of revenue to 35.6% for the year ended December 31, 2016 from 28.4% for the year ended December 31, 2015. The decrease in selling, distribution and administrative expenses was primarily due a $2.4 million decrease in stock compensation expense as a result of headcount reductions and the reversal of previously recognized stock compensation expense recorded for unvested stock options. Additionally, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, there was an $813,000 decrease in professional fees, a $630,000 decrease in personnel-related expense resulting from headcount reductions, a $287,000 decrease in commission expense resulting from a revised commission plan implemented during 2016 as well as reduced sales, a $195,000 decrease in bad debt expense and a $164,000 decrease in travel and entertainment expenses. These reductions were partially offset by an $840,000 increase in distribution expenses as a result of moving our distribution operations from Dallas, Texas to Seattle, Washington.

Research and development

Research and development expenses decreased $747,000, or 18.7%, to $3.3 million for the year ended December 31, 2016 from $4.0 million for the year ended December 31, 2015, but increased as a percentage of revenue to 6.2% for the year ended December 31, 2016 from 5.0% for the year ended December 31, 2015. The decrease in research and development expenses was primarily due to lower personnel-related expenses driven by headcount reductions during 2016 and 2015. The increase in research and development expenses as a percentage of revenue for the year ended December 31, 2016 was due to a reduction in revenue at a higher rate than the percentage reduction in research and development expenses.

Restructuring expenses

Restructuring expenses decreased $1.9 million, or 100.0%, for the year ended December 31, 2016 from $1.9 million for the year ended December 31, 2015. The Company did not undertake any restructuring activities during the year ended December 31, 2016.

Depreciation and amortization

Depreciation and amortization expense decreased $1.2 million, or 60.4%, to $782,000 for the year ended December 31, 2016 from $2.0 million for the year ended December 31, 2015, and decreased as a percentage of revenue to 1.5% for the year ended December 31, 2016 from 2.5% for the year ended December 31, 2015. The decrease in depreciation and amortization expense was primarily a result of our continued use of our existing property and equipment, which we elected not to replace as part of our on-going cost control initiatives.

Interest expense, including related party

Interest expense increased $321,000, or 4.7%, to $7.1 million for the year ended December 31, 2016 from $6.8 million for the year ended December 31, 2015. The increase in interest expense was primarily a result of increases in our borrowing rates on our line of credit and term debt facilities. The borrowing rates on our line of credit and our term debt facilities were 6.12% and 13.00% as of December 31, 2016, respectively, as compared to 5.74% and 12.41% as of December 31, 2015, respectively.

Decrease (increase) in fair value of liabilities under derivative contracts

The change in the fair value of liabilities under derivative contracts is driven by several factors, including the change in the fair market value of our Common Stock, issuances of our Series J Preferred Stock and changes in the expected volatility of our Common Stock. The decrease in fair value of liabilities under derivative contracts for the year ended December 31, 2016 was $3.0 million, compared to an increase of $599,000 for the year ended December 31, 2015, representing a decline of 592.9%, or $3.5 million.

Other income (expense), net

Other income (expense), net increased by $828,000, or 237.5%, to $480,000 of income for the year ended December 31, 2016 from other expense of $349,000 for the year ended December 31, 2015. The increase in other income (expense), net was primarily a result of settlement payments received during the year ended December 31, 2016 from successful patent litigation actions against certain individuals and companies.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Variance
	2015	2014	$	%

Revenue	$79,749,772	$91,284,860	(11,535,088)	-12.6%
Cost of goods sold	68,548,508	87,702,728	(19,154,220)	-21.8%
Selling, distribution and administrative	22,652,775	34,024,300	(11,371,525)	-33.4%
Research and development	3,999,727	5,647,568	(1,647,841)	-29.2%
Restructuring expense	1,883,326	3,467,835	(1,584,509)	-45.7%
Depreciation and amortization	1,973,959	3,355,865	(1,381,906)	-41.2%
Interest income	1,173	8,173	(7,000)	*
Interest expense, including related party	(6,816,375)	(6,755,245)	61,130	*
Increase in fair value of liabilities under derivative contracts	(598,524)	(15,667,304)	(15,068,780)	96.2%
Other income (expense), net	(348,759)	(266,861)	(81,898)	*
Income tax expense	16,502	-	(16,502)	*
Net loss	$(27,087,510)	$(65,594,673)	38,507,163	-58.7%

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

Cost of goods sold

Cost of goods sold decreased $19.2 million, or 21.8%, to $68.5 million for the year ended December 31, 2015 from $87.7 million for the year ended December 31, 2014. The decrease in cost of goods sold was due to several factors, including a $3.0 million decrease in warranty expense and a $1.1 million decrease in inventory reserve charges, as well as a reduction in sales and the impact of our on-going transition to lower cost contract manufacturers in Asia resulting in lower costs of good purchased. Cost of goods sold as a percentage of revenue decreased for the year ended December 31, 2015 to 86.0% (or gross profit of 14.0%) as compared to 96.1% (or gross profit of 3.9%) for the year ended December 31, 2014.

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

Research and development

Research and development expenses decreased $1.6 million, or 29.2%, to $4.0 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014, and decreased as a percentage of revenue to 5.0% for the year ended December 31, 2015 from 6.2% for the year ended December 31, 2014. The decrease in research and development expenses was primarily due to lower personnel-related expense driven by headcount reductions during 2014.

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

Liquidity and Capital Resources

Overview

We have experienced significant historical net losses as well as negative cash flows from operations since our inception, resulting in an accumulated deficit of $847.6 million and stockholders’ deficit of $570.0 million as of December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $1.9 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the terms of our five-year term loan (the “Medley Term Loan”) from Medley Capital Corporation (“Medley”). Our cash expenditures primarily relate to procurement of inventory and payment of salaries, employee benefits and other operating costs.

Our primary sources of liquidity have historically been borrowings from various lenders and sales of Common Stock and Convertible Preferred Stock (as defined below) to, and short-term loans from, Pegasus Capital and its affiliates (collectively, “Pegasus”). Pegasus is our controlling stockholder and has led a majority of our capital raises.

We continue to face challenges in our efforts to achieve profitability and positive cash flows from operations. Our ability to continue to meet our obligations in the ordinary course of business is dependent upon establishing profitable operations, which may be supplemented by any additional funds that we may raise through public or private financing or increased borrowing capacity.

Our cash flows in 2016 were adversely affected by the loss of certain business from our largest customer, The Home Depot, following a 2015 product line review. Although we were selected to supply certain new products to The Home Depot under the new supplier buying agreement with The Home Depot that went into full effect in the second quarter of 2016, such new business only partially offset the negative effects of the lost business. As was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products under the new supplier agreement.

As a result of our historical losses, we believe we will likely need to raise additional capital to fund our operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to us, if at all. Our capital structure includes four outstanding series of preferred stock: Series H Convertible Preferred Stock (“Series H Preferred Stock”); Series I Convertible Preferred Stock (“Series I Preferred Stock”); Series J Preferred Stock (collectively with the Series H Preferred Stock and the Series I Preferred Stock, the “Convertible Preferred Stock”); and Series K Preferred Stock (collectively with the Convertible Preferred Stock, the “Preferred Stock”). The complexity of our capital structure as well as our obligations to the holders of the outstanding shares of Preferred Stock may make it more difficult to raise additional capital from new or existing investors or lenders. If we are not able to raise such additional capital, we may need to restructure or refinance our existing obligations, which restructuring or refinancing would require the consent and cooperation of our creditors and certain stockholders. In such event, we may not be able to complete a restructuring or refinancing on terms that are acceptable to us, if at all. If we are unable to obtain sufficient capital when needed, our business, compliance with our credit facilities and future prospects may be adversely affected.

Pegasus has committed to provide financial support to us to fund our operations and debt service requirements of up to $13.2 million as they come due at least until April 12, 2018. The amount of this commitment will be reduced by amounts funded by other parties (except for draws under the Ares ABL) within the next 12 months that are not repayable by us on or before April 12, 2018. Such commitment, which in no way amounts to a guarantee of our obligations, may be provided through a variety of mechanisms, which may or may not be similar to those previously employed. Furthermore, in exchange for such support, Pegasus, as our controlling stockholder, may request that we take certain actions related to operations, capital structure or otherwise, which, if accepted, could have a negative effect on our business and results of operations. In addition, Pegasus may seek other terms and consideration that would require, and may not receive, approval by the independent committee of our board of directors.

Debt financing

The Medley Term Loan is subject to the terms of the Term Loan Agreement dated February 19, 2014 (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels.

We also have a three-year revolving credit facility with a maximum line amount of $22.5 million from ACF Finco I LP (“Ares”), which is governed by the terms of the Loan and Security Agreement dated April 25, 2014 (as amended from time to time, the “Ares ABL Agreement”). As of December 31, 2016, we had $6.1 million in borrowings outstanding under the Ares ABL and additional borrowing capacity of $1.9 million. The maximum borrowing capacity under the Ares ABL is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires us to maintain certain minimum EBITDA levels.

The Ares ABL matures on April 25, 2017. At or prior to the time the Ares ABL matures, we will be required to repay or refinance the facility. Further, as a condition to Medley’s consent to closing of the pending Joint Venture transaction, we will be required to repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before May 1, 2017.

Equity financing and related matters

On February 23, 2016, July 19, 2016 and November 21, 2016, we issued 3,000, 5,000 and 5,000 Series J Securities, respectively, to Holdings III. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security and in accordance with the terms of separate subscription agreements with each of the preemptive rights purchasers and Holdings III. We received aggregate gross proceeds of approximately $13.0 million in connection with the issuances of Series J Securities during 2016. Since December 31, 2016, we have issued an additional 10,000 Series J Securities for aggregate gross proceeds of $10.0 million.

Certain holders of our Convertible Preferred Stock have the right to cause us to redeem such shares at any time on or after March 27, 2017. If any such stockholder elects to cause us to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. We are also required to redeem the outstanding shares of our Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to, or pari passu with, the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of our Convertible Preferred Stock also have the right to require us to redeem such shares upon the uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Further, depending on whether the $20.1 million appeal bond posted in connection with the Geveran litigation described below (the “Appeal Bond”) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of December 31, 2016, in the event we were required to redeem all of our outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), our maximum payment obligation would have been $544.0 million. We would be required to repay our outstanding obligations under the Medley Term Loan and the Ares ABL prior to any redemption of any shares of Preferred Stock. As of December 31, 2016, we had $36.7 million of aggregate borrowings outstanding under these credit facilities that we would be required to repay.

Any redemption of the Preferred Stock would be limited to funds legally available therefor under Delaware law. The certificates of designation governing the Preferred Stock provide that if there is not a sufficient amount of cash or surplus available to pay for a redemption of Preferred Stock, then the redemption must be paid out of the remaining assets of the Company. In addition, the certificates of designation governing the Preferred Stock provide that we are not permitted or required to redeem any shares of Preferred Stock for so long as such redemption would result in an event of default under our credit facilities. Based solely on a review of our balance sheet, we do not have legally available funds under Delaware law to satisfy the redemption of all of our outstanding shares of Preferred Stock. The certificate of designation governing the Series J Preferred Stock provides that if we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by us in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

Geveran Litigation

One of our stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against us and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On November 30, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”). Accordingly, we, with the assistance of Pegasus, posted the Appeal Bond to obtain an automatic stay of enforcement as we appeal the Summary Judgment Order. Although we cannot predict the ultimate outcome of this lawsuit, we believe the court’s Summary Judgment Order was in error and that we have strong defenses against Geveran’s claims. However, in the event that we are not successful on appeal, we could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on our liquidity and our ability to raise capital in the future. We believe that, subject to the terms and conditions of the relevant policies (including retention and policy limits), directors’ and officers’ insurance coverage will be available to cover the substantial majority of our legal fees and costs in this matter. However, insurance coverage may not be available for, or such coverage may not be sufficient to fully pay, a judgment or settlement in favor of Geveran. Our engagement letter with J.P. Morgan pursuant to which we engaged J.P. Morgan as placement agent in connection with the private placement to Geveran requires us to indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct. Based upon the terms of such engagement letter, we have also paid, and may be required to pay in the future, the reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit. Such payments are not covered by our insurance.

Joint Venture

As discussed above under “Recent Events,” on March 20, 2017, we and our newly formed subsidiary, LSG JV Holdings, entered into the JV Operating Agreement with MLS. The effectiveness of the JV Operating Agreement and closing of the Joint Venture transaction remain subject to the satisfaction of certain conditions and our performance of certain obligations. On the effective date of the JV Operating Agreement, we (through LSG JV Holdings) must make an initial capital contribution of $5.1 million in cash to GVL and, upon the determination of GVL’s board of managers, will be required to make additional capital contributions of up to $7.65 million in the aggregate during the 12 months thereafter. The Joint Venture is an integral part of our long-term strategy and we anticipate that, as a result of this transaction, gross margins and cash flows will gradually improve over the next 12 months.

Management’s assessment regarding our ability to continue as a going concern

In connection with the preparation of the financial statements for the year ended December 31, 2016, management concluded that due to certain factors discussed above, such as our historical cash flows and operating results, our existing and future debt obligations, the redemption rights of certain preferred stockholders and our obligations to make capital contributions to GVL upon closing of the pending Joint Venture transaction (collectively, the “Liquidity Challenges”), substantial doubt exists regarding our ability to continue as a going concern. Nonetheless, management believes that certain events that have occurred since December 31, 2016 and certain actions expected to be implemented in 2017 will alleviate such substantial doubt. Specifically, management has concluded that it is probable that the following events will alleviate the substantial doubt raised by the Liquidity Challenges and, as a result, that we will be able to satisfy our estimated liquidity needs for 12 months from the issuance of the financial statements included in this Form 10-K:

●	We issued Series J Securities in January and February 2017 for $10.0 million in aggregate gross proceeds;

●

Proceeds from the recent issuances of Series J Securities were used to repay a portion of the outstanding borrowings under the Ares ABL, bringing the outstanding balance to $2.2 million as of March 31, 2017;

●	Headcount reductions in February 2017 are expected to result in significant cost savings;

●	We anticipate that gross margins and cash flows will improve following the closing of the Joint Venture;

●

Following a series of transactions among certain holders of Preferred Stock, Pegasus solely possesses the optional redemption rights described above under the heading “Equity financing and related matters” and Pegasus has indicted that, subject to certain conditions, it will not exercise such rights through November 14, 2019; and

●	As described above, Pegasus has committed to provide financial support to us to fund our operations and debt service requirements of up to $13.2 million as they come due at least until April 12, 2018.

Contractual obligations

As of December 31, 2016, payments to be made pursuant to our principal contractual obligations were as follows:

	Payments Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Purchase obligations (1)	$3,229,830	$3,229,830	$-	$-	$-
Operating lease obligations (2)	1,032,285	218,316	459,564	327,791	26,614
Lines of credit (3)	6,080,911	6,080,911	-	-	-
Interest obligations (4)	13,104,394	4,574,882	8,529,512	-	-
Notes Payable (5)	32,328,697	-	32,328,697	-	-
Total	$55,776,117	$14,103,939	$41,317,773	$327,791	$26,614

(1)	Purchase obligations generally relate to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.

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

(3)	Line of credit includes principal payments on our line of credit, assuming payment will be made on the agreed upon due date for our Ares ABL.

(4)	Interest obligations represent estimated interest payments on our Ares ABL and the Medley Term Loan, based on the rates as of December 31, 2016, through the date of expected payments.

(5)	Note payable includes principal payments on the Medley Term Loan, assuming payment will be made on the agreed upon due date for our Medley Term Loan.

Cash flows

The following table summarizes our cash flow activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Cash flow activities:	2016	2015	2014
Net cash used in operating activities	$(9,698,313)	$(20,558,780)	$(41,052,374)
Net cash used in investing activities	(1,036,715)	(703,277)	(918,751)
Net cash provided by financing activities	11,567,728	20,545,022	32,113,623

Operating activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was approximately $9.7 million, $20.6 million and $41.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The largest driver behind the net cash used in operating activities for the years ended December 31, 2016, 2015 and 2014 was the net loss, which was $20.2 million, $27.1 million and $65.6 million, respectively.

Net cash used in operating activities for the year ended December 31, 2016 included certain non-cash reconciliation items consisting primarily of a $3.9 million inventory write-down, $3.1 million in amortization of debt issuance costs, accretion and interest accrual on the Ares ABL and the Medley Term Loan and $782,000 in depreciation and amortization. These non-cash charges were partially offset by a $3.0 million net decrease in the fair value of warrants and a $187,000 net credit related to stock-based compensation, which resulted from employees departing during 2016 and the reversal of expense associated with their unvested stock options). The $8.0 million decrease in net loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015, in addition to these non-cash reconciliation items, was primarily a result of decreased operating expenses.

Net cash used in operating activities for the year ended December 31, 2015 included certain non-cash reconciliation items consisting primarily of $2.9 million in amortization of debt issuance costs, accretion and interest accrual on the Ares ABL and the Medley Term Loan, $2.5 million of stock-based compensation expense and issuances of restricted stock for directors’ compensation, $2.0 million in depreciation and amortization, a $3.6 million inventory write-down, a $1.6 million charge on the disposal of a subsidiary and a $598,000 net increase in fair value of warrants. The decrease in net loss for the year ended December 31, 2015 as compared to the year ended December 31, 2014, in addition to these non-cash reconciliation items, was primarily a result of decreased operating expenses from our cost cutting initiatives.

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

For the year ended December 31, 2016, changes in operating working capital (current assets and current liabilities, excluding our line of credit) provided $6.0 million in cash. This increase resulted from a decrease in accounts receivable of $3.7 million (a result of lower level of revenue), a decrease in inventories of $1.1 million (due to expected demand for sales to customers), an increase in accounts payable of $995,000 (due to timing of payments to trade creditors) and a decrease in prepaid expenses of $299,000 (due to our ongoing cost control initiatives). That increase was slightly offset by a reduction in accrued expenses of $110,000 (resulting from a reduction in the warranty reserve). For the year ended December 31, 2015, cash was used for the increase in inventories, net of an inventory write down of $3.8 million and reductions in accounts payable and accrued expenses and other liabilities of $6.1 million and $2.6 million, respectively. The use of cash was partially offset by reductions in accounts receivable and prepaid expenses of $2.7 million and $1.8 million, respectively. For the year ended December 31, 2014, cash was used by the increase in inventories, net of the inventory write down, of $10.0 million due to the purchase of finished goods, accounts receivable increased by $2.7 million and prepaid expenses increased by $1.0 million. This use of cash was partially offset by an increase in accounts payable of $3.4 million and an increase in accrued expenses and other liabilities of $2.8 million.

Investing activities

Cash used in investing activities primarily relates to investments made in new patents, and purchases of equipment. Net cash used in investing activities was $1.0 million, $703,000 and $919,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, we relocated our operations in Melbourne, Florida to Cocoa Beach, Florida and expanded our corporate office in West Warwick, Rhode Island. The buildout of the Cocoa Beach facilities and expansion of our West Warwick office drove a $460,000 increase in property and equipment spending. Additionally, we continued to invest in our intellectual property and invested $576,000 in patents and patents pending during the 2016.

The continued reduction in cash used in investing activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflected reduced spending for tooling, production and test equipment because those activities were performed by contract manufacturers in Asia. We invested $567,000 in new patents during 2015.

The decrease in cash used in investing activities for the year ended December 31, 2014 primarily related to a decrease in the purchase of tooling, production and test equipment as we transitioned to contract manufacturers in Asia and focused on cost saving measures.

Financing activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $11.6 million, $20.5 million and $32.1million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash provided by financing activities for the year ended December 31, 2016 included $13.0 million of proceeds from the issuance of Series J Securities. This increase was partially offset by reductions in borrowings outstanding under our line of credit of $782,000 (due to a reduced need for funding to support operating assets) and payments of $623,000 in fees paid in connection with the issuance of Series J Securities as well as debt issuance and loan amendment costs.

Cash provided by financing activities for the year ended December 31, 2015 included $21.5 million of proceeds from the issuance of Series J Securities and $494,000 of net draws on our line of credit. This increase was partially offset by $1.1 million in fees paid in connection with the issuance of Series J Securities as well as $339,000 in debt issuance costs.

Cash provided by financing activities for the year ended December 31, 2014 included the issuance of Series J Securities for aggregate proceeds of $38.5 million and proceeds of $29.9 million on the Medley Term Loan, partially offset by net payments on our lines of credit and other short term borrowings, including the net repayment of $33.8 million, in the aggregate, on prior credit facilities and the Ares ABL, $3.2 million in debt issuance costs and $1.2 million in fees and commissions paid in connection with the issuance of Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures as of December 31, 2016 were effective.

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

Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (the “2013 COSO Framework”). As a result of that evaluation, management has concluded that our internal control over financial reporting, involving the preparation and reporting of our consolidated financial statements presented in conformity with GAAP was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weaknesses

During 2016, we made the following changes in our internal controls, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●

We developed a plan to identify critical spreadsheets used in the preparation of our financial statements, and instituted reviews of those spreadsheets by personnel independent of the preparer of such spreadsheets.

●	We have modified and improved the design of our inventory valuation controls for the updating of assumptions and information through the date that financial statements are issued.

●

We developed a methodology to address the accounting and disclosure requirements for non-routine transactions, which includes researching the applicable authoritative literature for such transactions, determining the appropriate accounting and disclosures, and memorializing the result in file memoranda.

These changes were completed during the quarter ended December 31, 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2016 and 2015, Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016, 2015 and 2014 and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

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

LIGHTING SCIENCE GROUP CORPORATION

April 14, 2017	By:	/S/ Edward D. Bednarcik
Edward D. Bednarcik
Chief Executive Officer
(Principal Executive Officer)

April 14, 2017	By:	/S/ Denis M. Murphy
Denis M. Murphy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signature	Capacity in which Signed	Date

/s/ Edward D. Bednarcik	Chief Executive Officer and Director	April 14, 2017
Edward D. Bednarcik	(Principal Executive Officer)

/s/ Denis M. Murphy	Chief Financial Officer	April 14, 2017
Denis M. Murphy	(Principal Financial and Accounting Officer)

Chairman of the Board of Directors
Craig Cogut

/s/ Sanford R. Climan	Director	April 14, 2017
Sanford R. Climan

/s/ David Crane	Director	April 14, 2017
David Crane

/s/ Richard H. Davis, Jr.	Director	April 14, 2017
Richard H. Davis, Jr.

Director
Joel Haney

/s/ Donald R. Harkleroad	Director	April 14, 2017
Donald R. Harkleroad

/s/ Fredric Maxik	Director	April 14, 2017
Fredric Maxik

/s/ DENNIS McGill	Director	April 14, 2017
Dennis McGill

Director
Jonathan Rosenbaum

/s/ Peter Scarpelli Peter Scarpelli	Director	April 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lighting Science Group Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lighting Science Group Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighting Science Group Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, FL

April 14, 2017

Certified Public Accountants

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,911,151	647,526
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	4,112,809	7,673,352
Inventories	16,422,382	21,449,721
Prepaid expenses	962,516	1,248,530
Total current assets	26,408,858	34,019,129

Property and equipment, net (includes accumulated depreciation of $12.1 million and $11.7 million as of December 31, 2016 and 2015, respectively)	636,238	856,690
Intangible assets, net	3,496,169	3,024,894
Pegasus Commitment	40,000	214,400
Other long-term assets	107,430	118,448

Total assets	$30,688,695	$38,233,561

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit, net of debt issuance costs	$5,785,020	$6,169,856
Current portion of long-term debt	-	28,877
Accounts payable	13,846,007	13,192,756
Accrued expenses	7,162,772	7,276,037
Total current liabilities	26,793,799	26,667,526

Note payable, net of debt issuance costs	28,858,578	26,583,685
Liabilities under derivative contracts	1,048,057	4,172,809
Total other liabilities	29,906,635	30,756,494

Total liabilities	56,700,434	57,424,020

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 111,514 and 113,609 shares issued and outstanding as of December 31, 2016 and 2015, respectively	223,030,110	227,220,149
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 57,365 and 62,365 shares issued and outstanding as of December 31, 2016 and 2015, respectively	114,736,096	124,736,627
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 95,100 shares, 93,062 and 80,062 shares issued and outstanding as of December 31 2016 and 2015, respectively	186,124,000	160,124,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 shares issued and outstanding as of December 31, 2016 and 2015, respectively	20,106,030	20,106,030
	543,996,236	532,186,806
Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, authorized 975,000,000 shares, 220,292,020 and 212,803,446 shares issued as of December 31, 2016 and 2015, respectively	220,292	212,804
Additional paid-in capital	282,614,569	281,485,826
Accumulated deficit	(847,632,139)	(827,416,083)
Accumulated other comprehensive loss	(1,453,197)	(1,902,312)
Treasury stock, 2,505,000 shares as of December 31, 2016 and 2015 , at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(570,007,975)	(551,377,265)
Total liabilities and stockholders’ deficit	$30,688,695	$38,233,561

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015	2014

Revenue	$52,696,719	$79,749,772	$91,284,860
Cost of goods sold	46,417,908	68,548,508	87,702,728
Gross profit	6,278,811	11,201,264	3,582,132

Operating expenses:
Selling, distribution and administrative (includes related party expenses of $0, $0 and $919,000 for 2016, 2015 and 2014, respectively)	18,750,175	22,652,775	34,024,300
Research and development	3,253,188	3,999,727	5,647,568
Restructuring expenses	-	1,883,326	3,467,835
Depreciation and amortization	781,864	1,973,959	3,355,865
Total operating expenses	22,785,227	30,509,787	46,495,568
Loss from operations	(16,506,416)	(19,308,523)	(42,913,436)

Other income (expense):
Interest income	983	1,173	8,173
Interest expense	(6,584,061)	(6,283,175)	(6,278,878)
Related party interest expense	(553,200)	(533,200)	(476,367)
Decrease (increase) in fair value of liabilities under derivative contracts	2,950,352	(598,524)	(15,667,304)
Other income (expense), net	479,649	(348,759)	(266,861)
Total other (expense) income	(3,706,277)	(7,762,485)	(22,681,237)

Loss before income tax expense	(20,212,693)	(27,071,008)	(65,594,673)

Income tax expense	3,363	16,502	-

Net loss	(20,216,056)	(27,087,510)	(65,594,673)

Foreign currency translation gain (loss)	449,115	1,455,691	410,800

Comprehensive loss	$(19,766,941)	$(25,631,819)	$(65,183,873)

Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.08)	$(0.19)	$(0.44)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.08)	$(0.20)	$(0.45)

Basic and diluted weighted average number of common shares outstanding attributable to controlling shareholders	338,603,249	303,742,731	232,409,186
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling shareholders	100,295,104	98,598,998	60,001,396

The accompanying notes are an integral part of the consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance at December 31, 2013	210,349,168	$210,349	$331,199,891	$(734,733,900)	$(3,768,803)	$(3,757,500)	$(410,849,963)
Issuance of restricted stock and options for directors' compensation	1,750,342	1,751	667,888	-	-	-	669,639
Stock based compensation expense	330,000	330	3,389,675	-	-	-	3,390,005
Stock issued under equity compensation plans	23,126	23	6,034	-	-	-	6,057
Warrant issued to a customer	-	-	(13,055)	-	-	-	(13,055)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(62,515,733)	-	-	-	(62,515,733)
Deemed dividends for issuance of Pegasus Guaranty Warrants	-	-	(570,574)	-	-	-	(570,574)
Issuance of Series J Warrants	-	-	10,365,014	-	-	-	10,365,014
Series J Warrants reclassified from liability to equity	-	-	37,646,300	-	-	-	37,646,300
Net loss	-	-	-	(65,594,673)	-	-	(65,594,673)
Foreign currency translation adjustment	-	-	-	-	410,800	-	410,800
Balance at December 31, 2014	212,452,636	$212,453	$320,175,440	$(800,328,573)	$(3,358,003)	$(3,757,500)	$(487,056,183)
Issuance of restricted stock for directors' compensation	406,835	407	358,264	-	-	-	358,671
Stock based compensation expense	(66,000)	(66)	2,171,199	-	-	-	2,171,133
Stock issued under equity compensation plans	9,975	10	1,297	-	-	-	1,307
Issuance of Series J Warrants	-	-	8,144,213	-	-	-	8,144,213
Deemed dividends on the accretion of Series J Redeemable Convertible Preferred Stock	-	-	(30,815,616)	-	-	-	(30,815,616)
Issuance of Series K Warrants	-	-	1,557,059	-	-	-	1,557,059
Deemed dividends and accretion on Series K Redeemable Preferred Stock	-	-	(20,106,030)	-	-	-	(20,106,030)
Net loss	-	-	-	(27,087,510)	-	-	(27,087,510)
Foreign currency translation adjustment	-	-	-	-	1,455,691	-	1,455,691
Balance at December 31, 2015	212,803,446	$212,804	$281,485,826	$(827,416,083)	$(1,902,312)	$(3,757,500)	$(551,377,265)
Issuance of stock options for directors' compensation	-	-	118,125	-	-	-	118,125
Stock based compensation expense	-	-	(305,288)	-	-	-	(305,288)
Stock issued under equity compensation plans	20,150	19	1,346	-	-	-	1,365
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(15,490,890)	-	-	-	(15,490,890)
Issuance of Series J Warrants	-	-	2,622,347	-	-	-	2,622,347
Conversion of Series H and Series I Redeemable Convertible Preferred Stock into Common Stock	7,468,424	7,469	14,183,103	-	-	-	14,190,572
Net loss	-	-	-	(20,216,056)	-	-	(20,216,056)
Foreign currency translation adjustment	-	-	-	-	449,115	-	449,115
Balance at December 31, 2016	220,292,020	$220,292	$282,614,569	$(847,632,139)	$(1,453,197)	$(3,757,500)	$(570,009,975)

The accompanying notes are an integral part of the consolidated financial statements.

  LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(20,216,056)	$(27,087,510)	$(65,594,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781,864	1,973,959	3,355,865
Loss on disposal of subsidiary	-	1,586,000	-
Impairment of plant and equipment	-	-	636,636
Issuance of restricted stock and stock options for directors' compensation	118,125	358,671	669,639
Stock based compensation expense	(305,288)	2,171,133	3,390,005
Non-cash sales incentive	-	-	102,500
Allowance for doubtful accounts receivable	(166,474)	83,105	103,792
Write-down of inventory	3,932,329	3,606,576	4,722,436
Provision for losses on non-cancelable purchase commitments	-	115,926	507,257
(Decrease) increase in fair value of derivative contracts	(2,950,352)	598,524	15,667,304
Amortization of debt issuance costs	1,658,077	1,528,761	1,586,204
Medley discount accretion	779,072	779,072	668,703
Interest accrued on Medley Term Loan	648,409	640,569	539,719
Loss on disposal of assets	4,025	70,335	52,862
Changes in operating assets and liabilities:
Accounts receivable	3,728,626	2,747,827	(2,706,558)
Inventories	1,095,010	(2,977,191)	(9,964,228)
Prepaid expenses	298,818	1,778,376	(1,036,426)
Other current and long-term assets	11,018	219,495	43,141
Accounts payable	994,723	(6,147,184)	3,412,348
Accrued expenses and other liabilities	(110,239)	(2,605,224)	2,791,100
Net cash used in operating activities	(9,698,313)	(20,558,780)	(41,052,374)
Cash flows from investing activities:
Purchases of property and equipment	(460,474)	(136,508)	(572,245)
Capitalized patents	(576,241)	(567,269)	(795,538)
Proceeds from sale of property and equipment	-	500	449,032
Net cash used in investing activities	(1,036,715)	(703,277)	(918,751)
Cash flows from financing activities:
Net proceeds from draws on lines of credit and other short-term borrowings	(781,718)	493,836	(33,842,636)
Proceeds from long-term borrowings	-	-	29,872,993
Payment of short and long-term debt	(28,877)	(64,969)	(17,605)
Debt issuance and debt amendment costs	(413,783)	(338,749)	(3,210,206)
Decrease in restricted cash related to line of credit	-	-	2,000,000
Proceeds from issuance of common stock under equity compensation plans	1,151	1,307	6,057
Proceeds from issuance of Series J Redeemable Convertible Preferred Securities and Warrants	13,000,000	21,538,000	38,475,000
Fees incurred on issuance of preferred stock	(209,045)	(1,084,403)	(1,169,980)
Net cash provided by financing activities	11,567,728	20,545,022	32,113,623

Effect of exchange rate changes on cash	430,925	(244,736)	271,387

Net increase (decrease) in cash	1,263,625	(961,771)	(9,586,115)
Cash and cash equivalents balance at beginning of period	647,526	1,609,297	11,195,412
Cash and cash equivalents balance at end of period	$1,911,151	$647,526	$1,609,297

Supplemental disclosures:
Interest paid during the period	$4,065,775	$5,097,143	$4,761,355
Taxes paid during the period	$-		$-

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$(15,490,890)	$(30,815,616)	$(62,515,733)
Reclassification of Series J Warrants from liabilities to equity	$-	$-	$37,646,300
Reclassification of THD Warrant from equity to liabilities	$-	$-	$(74,576)
Fair value of Pegasus Guaranty included in debt issuance costs	$-	$-	$(2,766,000)
Deemed dividends on issuance of Pegasus Guaranty Warrants	$-	$-	$(570,574)
Deemed dividends on issuance of Series K Preferred Stock	$-	$(20,106,030)	$-
Conversion of Series I Redeemable Convertible Preferred Stock into Common Stock	$10,000,532	$-	$-
Conversion of Series H Redeemable Convertible Preferred Stock into Common Stock	$4,190,039	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of both December 31, 2016 and 2015, the Company had no cash equivalents. The Company regularly maintains cash balances in excess of federally insured limits. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2016, the Company had $4.6 million in cash and cash equivalents and restricted cash held in banks in the United States in excess of the federally insured limits.

Restricted Cash

As of December 31, 2016 and 2015, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan. Changes in the restricted cash balance were reflected as a financing activity in the consolidated statements of cash flows.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $324,000 and $475,000, respectively.

As of December 31, 2016, $690,000 of eligible accounts receivable were pledged as collateral for the three-year asset-based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF Finco I LP (“Ares”) in May 2015, and the FCC ABL is hereinafter referred to as the “Ares ABL.” As of December 31, 2015, there were $4.2 million of eligible accounts receivable pledged as collateral for the Ares ABL.

Inventories

Inventories are stated at the lower of cost or market and consist of finished lighting products. Inventories are valued on a first-in, first out basis.

Significant changes in the Company’s strategic plan, including changes in product mix, product demand, slow product adoption, rapid technological changes and new product introductions and enhancements could result in excess or obsolete inventory. The Company evaluates inventory levels and expected usage on a quarterly basis to specifically identify obsolete, slow-moving or non-salable inventory based upon assumptions about future demand and market conditions. The write-down of excess and obsolete inventory based on this evaluation creates a new cost basis and is included in cost of goods sold.

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

	Estimated Useful Lives (in years)
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

Impairment of Long-lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

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

All outstanding derivative securities are recorded at fair value at the end of each reporting period. The fair value of the THD Warrant is determined using the option pricing model valuation method and will be adjusted at each reporting date until the underlying shares have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot, Inc. (“The Home Depot”). Once a portion of the THD Warrant vests it is recorded at its fair value at the end of each subsequent reporting period

Revenue Recognition

The Company records revenue when its products are shipped and title passes to customers. When sales of products are subject to certain customer acceptance terms, revenue from such sales is recognized once these terms have been met. The Company also provides its customers with limited rights of return for non-conforming shipments or product warranty claims.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenue. Shipping and handling costs associated with in-bound freight are included in cost of goods sold. Other shipping and handling costs are included in selling, distribution and administrative expenses and totaled $3.8 million, $3.0 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development

The Company expenses all research and development costs, including amounts for design prototypes and modifications made to existing prototypes, as incurred.

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty provision for the years ended December 31, 2016 and 2015 were as follows:

Warranty provision as of December 31, 2014	$4,789,470
Additions to provision	1,774,786
Less warranty costs	(3,278,832)

Warranty provision as of December 31, 2015	3,285,424
Additions to provision	734,962
Less warranty costs	(1,421,819)

Warranty provision as of December 31, 2016	$2,598,567

Share Based Compensation

The Company recognizes all employee stock based compensation as a cost in the financial statements based on the fair value of the share based compensation award. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black Scholes Merton option pricing model.

As of December 31, 2016 and 2015, the Company had two share based compensation plans. The fair value of share based compensation awards, which historically have included stock options and restricted stock awards, is recognized as compensation expense in the statement of operations. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants is recognized ratably over the vesting period of the related grants. Restricted stock awards are valued on the date of grant.

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

Advertising

Advertising costs are included in selling, distribution and administrative expenses and are expensed when the advertising first takes place. The Company primarily promotes its product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expenses were $99,000, $43,000 and $198,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Segment Reporting

The Company operates as a single segment under Accounting Standard Codification (“ASC”) 280-10-50, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker reviews financial information at the enterprise level and makes decisions accordingly.

Recently Adopted Accounting Pronouncements

Debt Issuance Costs

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

Deferred Income Taxes

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies the current stock compensation guidance for tax consequences.  The ASU requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in its income statement. The ASU also eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For cash flows statement purposes, excess tax benefits should be classified as an operating activity and cash payments made to taxing authorities on the employee’s behalf for withheld shares should be classified as financing activity.  The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the condensed consolidated financial statements or notes to condensed consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

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

Management expects to adopt ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting year. While Management is still in its assessment process, the Company generally does not expect the impact of the adoption of this ASU to be significant to its consolidated financial statements, it is still evaluating the impact on the disclosures in the notes to consolidated financial statements. Management currently expects to apply ASU 2014-09 retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application recorded as an adjustment to retained earnings, referred to as the "Modified Retrospective Approach."

Inventory

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. Management is currently evaluating the method of adoption of this ASU on the Company’s consolidated financial statements, but expects that it will not have a material impact on the consolidated financial statements since the Company’s lease commitments are not material and are not for extended periods of time.

Reclassification

Certain reclassifications have been made to the consolidated balance sheets as of December 31, 2015 as a result of adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Note 3: Liquidity and Capital Resources

As shown in the consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $847.6 million and stockholders’ deficit of $570.0 million as of December 31, 2016. As of December 31, 2016, the Company had cash and cash equivalents of $1.9 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory and payment of salaries, employee benefits and other operating costs.

The Company’s primary sources of liquidity have historically been borrowings from various lenders and sales of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Convertible Preferred Stock (as defined below) to, and short-term loans from, affiliates of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), including Pegasus Partners IV, L.P. (“Pegasus Fund IV”), LSGC Holdings, LLC (“LSGC Holdings”), LSGC Holdings II, LLC (“Holdings II”), LSGC Holdings III, LLC (“Holdings III”) and PCA LSG Holdings, LLC (“PCA Holdings” and collectively with Pegasus Capital, Pegasus Fund IV, LSGC Holdings, Holdings II, Holdings III and their affiliates, “Pegasus”). Pegasus is the Company’s controlling stockholder and has led a majority of the Company’s capital raises.

Cash Flows and Operating Results

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

The Company’s cash flows in 2016 were adversely affected by the loss of certain business from its largest customer, The Home Depot, following a 2015 product line review. Although the Company was selected to supply certain new products to The Home Depot under the new supplier buying agreement with The Home Depot that went into full effect in the second quarter of 2016, such new business only partially offset the negative effects of the lost business. As was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products under the new supplier agreement.

As a result of the Company’s historical losses, the Company believes it will likely need to raise additional capital to fund its operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Preferred Stock may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, the Company may not be able to complete a restructuring or refinancing on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects may be adversely affected.

Outstanding Indebtedness

The Medley Term Loan is subject to the terms of the Term Loan Agreement, dated February 19, 2014 (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, the Company is required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels. In connection with the Medley Term Loan, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of Medley and Medley Opportunity Fund II LP (the “Medley Warrants”).

The Company also has a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares, which is governed by the terms of the Loan and Security Agreement, dated April 25, 2014 (as amended from time to time, the “Ares ABL Agreement”). As of December 31, 2016, the Company had $6.1 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $1.9 million. The maximum borrowing capacity under the Ares ABL Agreement is based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to maintain certain minimum EBITDA levels.

The Ares ABL matures on April 25, 2017. At or prior to the time the Ares ABL matures, the Company will be required to repay or refinance the facility. Further, as a condition to Medley’s consent to closing of the pending Joint Venture (as defined in Note 22) transaction, the Company will be required to repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before May 1, 2017.

Preferred Stock

On February 23, 2016, July 19, 2016 and November 21, 2016, the Company issued 3,000, 5,000 and 5,000 units of its securities (“Series J Securities”), respectively, to Holdings III. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security, and the Company received aggregate gross proceeds of approximately $13.0 million in connection with these issuances. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

Certain holders of the Company’s shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”) have the right to cause the Company to redeem such shares at any time on or after March 27, 2017. If any such stockholder elects to cause the Company to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock. The Company is also required to redeem the outstanding shares of its Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires the Company to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of December 31, 2016, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $544.0 million. The Company would be required to repay its outstanding obligations under the Medley Term Loan and the Ares ABL prior to the redemption of any shares of Preferred Stock. As of December 31, 2016, the Company had $36.7 million of aggregate borrowings outstanding under these credit facilities that the Company would be required to repay.

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

As of December 31, 2016, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy the redemption of all of its outstanding shares of Preferred Stock. The certificate of designation governing the Series J Preferred Stock provides that if the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

Geveran Litigation

As discussed further in Note 18, one of the Company’s stockholders, Geveran Investments Limited (“Geveran”), filed a lawsuit against the Company and certain other defendants seeking, among other things, rescissionary damages in connection with its $25.0 million investment in the Company. On November 30, 2015, the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, the court presiding over the lawsuit, entered an Order Granting Plaintiff’s Motion for Partial Summary Judgment Under its First Cause of Action for Violation of the Florida Securities and Investment Protection Act (the “Summary Judgment Order”). Accordingly, the Company, with the assistance of Pegasus Fund IV, posted an appeal bond in the amount of $20.1 million (the “Appeal Bond”) in support of the Company’s appeal of the Summary Judgment Order. As contemplated by the Preferred Stock Subscription and Support Agreement dated September 11, 2015 (the “Subscription and Support Agreement”) among the Company, Holdings III and Pegasus Fund IV, Pegasus Fund IV agreed to assist the Company in securing the Appeal Bond on the terms set forth in a General Indemnity Agreement and related side letter to be entered into by and among the Company, Pegasus Fund IV and the issuer of the Appeal Bond (the “Appeal Bond Agreements”). The Company executed the Appeal Bond Agreements with Pegasus Fund IV and the issuer of the Appeal Bond on December 4, 2015, and on December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106.03 units of its securities (the “Series K Securities”) to Pegasus Fund IV pursuant to the Subscription and Support Agreement, with each Series K Security consisting of (a) one share of Series K Preferred Stock and (b) a warrant to purchase 735 shares of Common Stock (a “Series K Warrant”). The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s Summary Judgment Order in favor of Geveran is in error and that it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of Geveran’s $25.0 million investment, as well as interest, attorneys’ fees and court costs. Accordingly, the Summary Judgment Order and the Appeal Bond could have a material adverse effect on the Company’s liquidity and its ability to raise capital in the future.

Joint Venture

See Note 22 for information about the Company’s obligations to contribute capital to Global Value Lighting, LLC (“GVL”) upon closing and in the first 12 months following the pending Joint Venture (as defined in Note 22) transaction.

Management’s Assessment Regarding the Company’s Ability to Continue as a Going Concern

In connection with the preparation of the financial statements for the year ended December 31, 2016, the Company concluded that due to the Company’s historical cash flows and operating results, its existing and future obligations with respect to its outstanding indebtedness, the redemption rights of certain preferred stockholders and the Company’s obligations to make capital contributions to GVL upon closing of the pending Joint Venture transaction (collectively, the “Liquidity Challenges”), substantial doubt exists regarding the Company’s ability to continue as a going concern. However, management believes that (i) certain events that have occurred since December 31, 2016, as discussed in further detail in Note 22, and (ii) certain actions expected to be implemented in 2017 will alleviate such substantial doubt. Specifically, management has concluded that it is probable that the following events will alleviate the substantial doubt raised by the Liquidity Challenges and, as a result, that the Company will be able to satisfy its estimated liquidity needs for 12 months from the issuance of the financial statements included in this report: (a) the January Series J Issuance (as defined in Note 22), which provided $3.0 million in gross proceeds to the Company; (b) the February Series J Issuance (as defined in Note 22), which provided $7.0 million in gross proceeds to the Company; (c) the repayment of a portion of the outstanding borrowings under the Ares ABL bringing the outstanding balance under the Ares ABL to $2.2 million as of March 31, 2017; (d) the expected cost savings resulting from headcount reductions in February 2017; (e) the Company’s expectations regarding the benefits of the Joint Venture, including but not limited to anticipated improvements in gross margins and cash flows within the next 12 months; (f) as discussed in further detail in Note 22, following a series of transactions among certain preferred stockholders, Pegasus solely possesses the optional redemption rights described above under the heading “Preferred Stock” and has indicated that, subject to certain conditions, it will not exercise such rights through November 14, 2019; and (g) Pegasus has committed to provide financial support to fund the Company’s operations and debt service requirements of up to $13.2 million for at least twelve months from April 12, 2017.

Nonetheless, the Company cannot predict, with certainty, the long-term impact of the actions that it has taken to date in order to generate liquidity, or the potential outcome of the actions that the Company intends to take in the near future, including whether such actions will generate the expected liquidity as currently planned. If the Company continues to experience operating losses and is not able to generate additional liquidity through the actions described above or through some combination of other actions, the Company will need to secure additional sources of funds, which may or may not be available on favorable terms, if at all.

Note 4: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of December 31, 2016
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets (Recurring):
Pegasus Commitment (1)	$-	$-	$40,000

Liabilities (Recurring):
Riverwood Warrants (2)	$-	$-	$345,568
September 2012 Warrants (3)	-	-	40,000
Pegasus Warrant (4)	-	-	191,000
THD Warrant	-	-	2,782
Medley Warrants	-	-	218,262
Pegasus Guaranty Warrants (5)	-	-	250,445
	$-	$-	$1,048,057

(1)	On September 25, 2012, the Company entered into a commitment agreement with Pegasus Fund IV (the “Pegasus 2012 Commitment”), pursuant to which the Company is obligated to buy from Pegasus Fund IV or its affiliates shares of Common Stock equal to the number of shares, if any, for which the September 2012 Warrants (as defined below) are exercised, up to an aggregate number of shares of Common Stock equal to the aggregate number of shares of Common Stock underlying all of the September 2012 Warrants. See Note 11 for additional information about the Pegasus 2012 Commitment.

(2)

On May 25, 2012, the Company issued a warrant to purchase 18,092,511 shares of Common Stock to Riverwood LSG Management Holdings LLC (“Riverwood Management”) as consideration for services provided in connection with an offering of Convertible Preferred Stock (the “Riverwood Warrant”). Riverwood Management subsequently partially assigned such warrant to several of its affiliates. The warrants, as amended or assigned from time to time, are referred to herein as the “Riverwood Warrants.” In February 2017, Pegasus purchased the Riverwood Warrants from Riverwood Management and its affiliates.

(3)

In September 2012, in connection with an offering of Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 8,000,000 shares of Common Stock (the “September 2012 Warrants”) to Portman, Cleantech Europe II (A) L.P. (“Cleantech A” and Cleantech Europe II (B) L.P. (Cleantech B” and together with Cleantech A, “Zouk”). In February 2017, the September 2012 Warrants were cancelled in connection with privately negotiated transactions in which, among other things, Pegasus purchased shares of Series H Preferred Stock from each of Portman, Cleantech A and Cleantech B.

(4)

On September 11, 2013, the Company issued a warrant to purchase 10,000,000 shares of Common Stock to Pegasus (the “Pegasus Warrant”) in consideration for advisory services provided by Pegasus. See Note 11 for additional information about the Pegasus Warrant.

(5)

On February 19, 2014, each of the Pegasus Guarantors (as defined in Note 9) provided a guaranty of the Company’s obligations under the Medley Loan Agreement. As consideration for such guaranties, the Company issued a warrant to purchase 5,000,000 shares of Common Stock to each of the Pegasus Guarantors (the “Pegasus Guaranty Warrants”). See Note 9 for additional information about the Pegasus Guaranty Warrants.

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2016:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2015	in net loss	settlements	Level 3	December 31, 2016
Pegasus Commitment	$214,400	$(174,400)	$-	$-	$40,000
Riverwood Warrants	(1,747,736)	1,402,168	-	-	(345,568)
September 2012 Warrants	(214,400)	174,400	-	-	(40,000)
Pegasus Warrant	(966,000)	775,000	-	-	(191,000)
THD Warrant	(63,635)	60,853	-	-	(2,782)
Medley Warrants	(565,776)	347,514	-	-	(218,262)
Pegasus Guaranty Warrants	(615,261)	364,816	-	-	(250,445)
Total	$(3,958,408)	$2,950,352	$-	$-	$(1,008,057)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs as defined above for the year ended December 31, 2015:

		Realized and unrealized	Purchases, sales,	Transfers in
	Balance	gains (losses) included	issuances and	or out of	Balance
	December 31, 2014	in net loss	settlements	Level 3	December 31, 2015
Pegasus Commitment	$720,000	$(505,600)	$-	$-	$214,400
Riverwood Warrants	(2,352,027)	604,291	-	-	(1,747,736)
September 2012 Warrants	(720,000)	505,600	-	-	(214,400)
Pegasus Warrant	(1,300,000)	334,000	-	-	(966,000)
THD Warrant	(43,928)	(19,707)	-	-	(63,635)
Medley Warrants	(577,065)	11,289	-	-	(565,776)
Pegasus Guaranty Warrants	(643,924)	28,663	-	-	(615,261)
Total	$(4,916,944)	$958,536	$-	$-	$(3,958,408)

Note 5: Inventories

Inventories consisted primarily of finished goods as of December 31, 2016 and December 31, 2015.

The Company recorded an inventory write-down of $3.9 million, $3.6 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, with the expense included in cost of goods sold. As of December 31, 2016 and December 31, 2015, inventories are stated net of inventory reserves of $5.4 million and $6.9 million, respectively. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which are approaching the end of their lifecycle upon the introduction of the next generation of products.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $0, $116,000 and $507,000, respectively, in provisions for losses on non-cancellable purchase commitments of which $0 was accrued as of December 31, 2016 and 2015, respectively, which were included in cost of goods sold in the consolidated statements of operations.

Note 6: Property and Equipment

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015
Leasehold improvements	$343,150	$171,808
Office furniture and equipment	284,986	290,348
Computer hardware and software	7,928,538	7,878,439
Tooling, production and test equipment	4,055,255	4,219,956
Trailers	45,996	45,996
Construction-in-process	33,787	-
Total property and equipment	12,691,712	12,606,547
Accumulated depreciation	(12,055,474)	(11,749,857)
Total property and equipment, net	$636,238	$856,690

Depreciation related to property and equipment was $677,000, $1.9 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recorded an impairment charge of $637,000 for the year ended December 31, 2014, which is included in restructuring expense, in connection with the transition of the Company’s manufacturing operations to contract manufacturers in Asia.

Note 7: Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The intangible assets, their original fair values, adjusted for impairment charges, and their net book values are detailed below as of the dates presented:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (in years)
December 31, 2016:
Technology and intellectual property	$3,908,796	$(412,628)	$3,496,169	0.9	to	19.7

December 31, 2015:
Technology and intellectual property	$3,332,556	$(307,662)	$3,024,894	0.9	to	20.0

Total intangible amortization expense was $105,000, $84,000 and $64,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below is the estimated amortization expense, adjusted for any impairment charges, for the Company’s intangible assets for each of the next five years and thereafter:

2017	$126,943
2018	126,943
2019	126,943
2020	126,943
2021	126,943
Thereafter	2,861,454
$3,496,169

During the years ended December 31, 2016, 2015 and 2014, there were no impairment charges for intangible assets.

Note 8. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt and loan amendment fees and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net debt issuance costs of $2.1 million and $3.3 million as of December 31, 2016 and 2015, respectively. In connection with the Ares ABL and the Medley Term Loan, an aggregate of $6.2 million of debt issuance costs were capitalized, including $2.8 million related to the fair value of the Pegasus Guaranty (as defined in Note 9 below). The Company amortized $1.7 million, $1.5 million and $1.6 million of debt issuance costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 9: Lines of Credit and Note Payable

Ares ABL

The Ares ABL provides the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. As of December 31, 2016, the Company had additional borrowing capacity of $1.9 million.

At December 31, 2016 and 2015, borrowings outstanding under the Ares ABL were as follows:

	December 31, 2016	December 31, 2015

Ares ABL, revolving line of credit	$6,080,911	$6,862,629
Less: Debt issuance costs	(295,891)	(692,773)
Line of credit, net of debt issuance costs	$5,785,020	$6,169,856

During the year ended December 31, 2016, the Ares ABL was amended to, among other things, (a) replace the covenant relating to a minimum fixed charge ratio with minimum EBITDA covenant levels that the Company must meet with respect to each of the twelve-month periods ending June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 (collectively, the “Specified Covenant Periods”) and (b) allow the Company to include the cash proceeds from certain equity issuances in the calculation of EBITDA for purposes of determining compliance with the EBITDA covenant levels for the relevant Specified Covenant Periods. Further, in connection with these amendments, the Company (x) paid Ares a $60,000 amendment fee and (y) agreed to provide Ares with an updated an appraisal of the Company’s intellectual property and a financial forecast covering the 2016 and 2017 fiscal years.

As of December 31, 2016, loan collateral value included $587,000 of accounts receivable and $7.1 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of December 31, 2016, the interest rate on the Ares ABL was 6.12%. The Ares ABL matures on April 25, 2017.

Medley Term Loan

The Medley Term Loan is a $30.5 million term loan facility that bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of December 31, 2016, the interest rate on the Medley Term Loan was 13.0%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. This $3.0 million is recorded as restricted cash in the accompanying consolidated balance sheets. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019.

At December 31, 2016 and 2015, borrowings outstanding under the Medley Term Loan were as follows:

	December 31, 2016	December 31, 2015
Medley Term Loan	$30,660,183	$29,232,702
Less: Debt issuance costs	(1,801,605)	(2,649,017)
Note payable, net of debt issuance costs	$28,858,578	$26,583,685

Activity in the Medley Term Loan for the years ended December 31, 2016 and 2015 is set forth below:

Balance, December 31, 2014	$27,813,061
Accretion - Discounts	779,072
Paid in Kind - Interest Accretion	640,569
Balance, December 31, 2015	29,232,702
Accretion - Discounts	779,072
Paid in Kind - Interest Accretion	648,409
Balance, December 31, 2016	$30,660,183

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $779,000, $779,000 and $669,000, respectively, of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants. In addition, the Company also recognized $648,000, $641,000 and $540,000, respectively, of paid in kind interest accretion for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, the Medley Loan Agreement was amended to, among other things, (a) amend the minimum EBITDA covenant levels with respect to each of the Specified Covenant Periods and each fiscal quarter thereafter during the term of the Medley Loan Agreement, (b) allow the Company to include the cash proceeds from certain equity issuances for purposes of determining compliance with the EBITDA and Fixed Charge Coverage Ratio (as defined in the Medley Loan Agreement) for the relevant Specified Covenant Periods and (c) amend the minimum Fixed Charge Coverage Ratio that the Company was required to maintain for each of the twelve-month periods ending September 30, 2016 and December 31, 2016. Further, in connection with these amendments, the Company agreed to (x) provide Medley with an updated an appraisal of the Company’s intellectual property and a financial forecast covering the 2016 and 2017 fiscal years and (y) reimburse Medley for up to $40,000 of documented out-of-pocket costs, fees and expenses incurred in connection with its financial advisor’s review of the financial forecasts delivered by the Company.

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

The Medley Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the down round protection provided to the holders by the instruments. The Medley Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.2 million as of February 19, 2014, which was recorded as a discount to the Medley Term Loan. The discount is being accreted using the effective interest rate method over the life of the loan as a non-cash charge to interest expense. Changes in the fair value of the Medley Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Medley Warrants was $348,000, $11,000 and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statements of operations and comprehensive loss.

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

The Pegasus Guaranty Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging,” due to the down round protection provided by the instrument. The Pegasus Guaranty Warrants were recorded as a liability at fair value using the Black Scholes valuation method at issuance and were valued at $3.3 million at February 19, 2014. The fair value of the Pegasus Guaranty was $2.8 million at February 19, 2014 and partially offset the fair value of the Pegasus Guaranty Warrants, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholder. Changes in the fair value of the Pegasus Guaranty Warrants are measured and recorded at the end of each quarter. The decrease in fair value of the Pegasus Guaranty Warrants was $365,000, $29,000 and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in the (increase) decrease in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Note 10: Redeemable Preferred Stock

As of December 31, 2016, the Company had 282,047 shares of Preferred Stock outstanding, consisting of 111,513.52 shares of Series H Preferred Stock, 57,365 shares of Series I Preferred Stock, 93,062 shares of Series J Preferred Stock and 20,106 shares of Series K Preferred Stock. Each share of Convertible Preferred Stock, consisting of the Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, is convertible at any time, at the election of the holder, into approximately 1,052.63 shares of Common Stock, subject to certain adjustments. The outstanding shares of Convertible Preferred Stock are entitled to dividends of the same type as any dividends or other distribution of any kind payable or to be made on outstanding shares of Common Stock, on an as converted basis. The Series J Preferred Stock is senior to the Series H Preferred Stock, the Series I Preferred Stock and the Common Stock. The Series K Preferred Stock is senior to the Convertible Preferred Stock and the Common Stock.

As described in Note 3, certain holders have the right to cause the Company to redeem their shares of Convertible Preferred Stock at any time on or after March 27, 2017. If any such holder elects to cause the Company to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series will similarly have the right to request the redemption of their shares of Convertible Preferred Stock.

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

The Company issued an aggregate of 38,475 Series J Securities in 2014, 21,587 Series J Securities in 2015 and 13,000 Series J Securities in 2016, in each case at a purchase price of $1,000 per Series J Security. The aggregate gross proceeds from issuances of Series J Securities in 2014, 2015 and 2016 were $38.5 million, $21.6 million and $13.0 million, respectively. As of December 31, 2016, the Company had issued Series J Warrants to purchase an aggregate of 246,614,300 shares of Common Stock.

In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“AS 480”), the shares of Convertible Preferred Stock are recorded as mezzanine equity because the holders of such shares are allowed to redeem the shares for cash, and redemption is not solely within the control of the Company. In accordance with ASC 480-10-S99, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the shares of Convertible Preferred Stock to equal the redemption value at the end of each reporting period. Shares of Convertible Preferred Stock were recorded at redemption value on each date of issuance, which included a deemed dividend due to the redemption feature. There was no change in the redemption value of the Series H Preferred Stock and Series I Preferred Stock during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, Series J Preferred Stock redemption value included an aggregate deemed dividend of $133.2 million, which is reflected as an offset in additional paid-in capital.

In December 2015, the Company issued 20,106.03 Series K Securities to Pegasus Fund IV pursuant to the Subscription and Support Agreement. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000. The Series K Preferred Stock is senior to the Common Stock and the Convertible Preferred Stock. Depending on whether the Appeal Bond has been drawn or fully released, the Series K Certificate of Designation requires the Company to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.

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

Note 11: Stockholders’ Equity

Common Stock Issuances

On August 19, 2016, the Company issued 4,210,528 shares of Common Stock upon conversion of 4,000 shares of Series I Preferred Stock. On October 20, 2016, the Company issued 1,052,632 shares of Common Stock upon conversion of 1,000 shares of Series I Preferred Stock. On October 31, 2016, the Company issued 2,205,264 shares of Common Stock upon conversion of 2,095 shares of Series H Preferred Stock.

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

On June 12, 2014, the Board approved the formation of a Scientific Advisory Board (the “SAB”) and issued restricted stock awards or stock options to the five members of the SAB as part of their compensation package. For the years ended December 31, 2015 and 2014, the Company recorded expense of $37,000 and $64,000, respectively, related to restricted stock awards to the Company’s SAB. The Company did not issue restricted stock awards to the SAB during the year ended December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded expenses of $0, $79,000 and $670,000, respectively, related to the restricted stock awards and $118,000, $280,000 and $0, respectively, related to the stock options issued to the directors.

Warrants for the Purchase of Common Stock

THD Warrant

The Company issued a warrant to purchase Common Stock to The Home Depot in 2011(the “THD Warrant”). As of December 31, 2016, the THD Warrant represented the right to purchase 4,892,590 shares of Common Stock at an exercise price of $0.82 per share. The fair value of the THD Warrant is determined using the option pricing model valuation method and will be adjusted at each reporting date until they have been earned for each year and these adjustments will be recorded as a reduction in the related revenue (sales incentive) from The Home Depot. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0, $64,000 and $103,000 as a reduction in revenue, respectively. The change in fair value of the previously vested portion of the THD Warrant was an increase of $61,000 and $83,000 for the years ended December 31, 2016 and 2015, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

Series D Warrants

The Company issued warrants to purchase Common Stock certain preferred stockholders in 2010 (the “Series D Warrants”). As of December 31, 2016, the Series D Warrants had exercise prices ranging from $2.29 to $2.30 and were exercisable into an aggregate of 1,379,353 shares of Common Stock

Riverwood Warrants

The Company originally issued the Riverwood Warrant to Riverwood Management on May 25, 2012 in consideration for services provided in connection with the initial offering of Series H Preferred Stock and Series I Preferred Stock. The Riverwood Warrant, which Riverwood subsequently assigned, in part, to several of its affiliates, represents the right to purchase 18,092,511 shares of Common Stock at an exercise price to be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) 5% of the amount by which the total equity value of the Company exceeds $500 million by (ii) the number of shares of Common Stock underlying the Riverwood Warrants. The Riverwood Warrants provide for certain anti-dilution adjustments and if unexercised, expire on May 25, 2022. The Riverwood Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Riverwood Warrants were recorded as a liability at fair value using the option pricing model valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Riverwood Warrants was $1.4 million, $604,000 and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. In February 2017, Pegasus purchased the Riverwood Warrants from Riverwood Management and its affiliates.

September 2012 Warrants

The September 2012 Warrants are exercisable on or after the tenth business day following the third anniversary of their issuance date at an exercise price of $0.72 per share of Common Stock. If unexercised, the September 2012 Warrants expire upon the earlier of (i) a change of control of the Company (as defined in the certificate of designation governing the Series H Preferred Stock) prior to the three-year anniversary of the date the September 2012 Warrants were issued; (ii) the occurrence of any event that results in holders of shares of Series H Preferred Stock having a right to require the Company to redeem the shares of Series H Preferred Stock prior to the three-year anniversary of the date the September 2012 Warrants were issued; (iii) consummation of a QPO (as defined in the certificate of designation governing the Series H Preferred Stock) prior to the three-year anniversary the date the September 2012 Warrants were issued or (iv) receipt by the Company of a redemption notice (as defined in the relevant subscription agreements). The September 2012 Warrants also provide for certain anti-dilution adjustments. The September 2012 Warrants are considered derivative financial instruments in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the cash settlement feature in the instrument. The September 2012 Warrants were recorded as liabilities at fair value using the option pricing model valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the September 2012 Warrants was $174,000, $506,000 and $687,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. In February 2017, the September 2012 Warrants were cancelled in connection with privately negotiated transactions in which, among other things, Pegasus purchased shares of Series H Preferred Stock from each of Portman, Cleantech A and Cleantech B.

September 2012 Commitment Agreement

In connection with the issuance of the September 2012 Warrants, on September 25, 2012, the Company entered into a Commitment Agreement (the “September 2012 Commitment Agreement”) with Pegasus Fund IV, pursuant to which the Company is obligated to buy from Pegasus Fund IV or its affiliates shares of Common Stock equal to the number of shares, if any, for which the September 2012 Warrants are exercised, up to an aggregate number of shares of Common Stock equal to the aggregate number of shares of Common Stock underlying all of the September 2012 Warrants. The purchase price for any Pegasus 2012 Commitment will be equal to the consideration paid to the Company pursuant to the September 2012 Warrants. With respect to any September 2012 Warrants exercised on a cashless basis, the consideration to Pegasus Fund IV in exchange for the number of shares of Common Stock issued to the exercising holder of September 2012 Warrants would be the reduction in the Pegasus 2012 Commitment equal to the reduction in the number of shares underlying the September 2012 Warrants. Subject to certain limitations, Pegasus Fund IV has the right to cancel its obligations to the Company pursuant to the September 2012 Commitment Agreement with respect to all or a portion of the Pegasus 2012 Commitment then outstanding (a “Pegasus Call”). Upon the exercise of a Pegasus Call, the Company will have the obligation to purchase that number of September 2012 Warrants equal to the Pegasus 2012 Commitment subject to the Pegasus Call for an amount equal to the consideration paid by Pegasus Fund IV pursuant to such Pegasus Call. The Pegasus 2012 Commitment is classified as a financial instrument under ASC 480, “Distinguishing Liabilities from Equity” due to the Company’s obligation to purchase its own shares in the event the September 2012 Warrants are exercised by the holders. The Pegasus 2012 Commitment was recorded as an asset at fair value using the option pricing model valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. The change in fair value of the Pegasus 2012 Commitment for the years ended December 31, 2016, 2015 and 2014 was $174,000, $506,000 and $687,000, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss. The change in fair value of the Pegasus 2012 Commitment generally offsets the change in fair value of the September 2012 Warrants for the same period.

Pegasus Warrant

The Pegasus Warrant was issued to Holdings II on September 11, 2013 in consideration for advisory services provided by Pegasus. The Pegasus Warrant represents the right to purchase 10,000,000 shares of Common Stock at a variable exercise price that will be determined on the date of exercise. The exercise price will be equal to the difference obtained by subtracting (a) the fair market value for each share of Common Stock on the day immediately preceding the date of exercise from (b) the quotient obtained by dividing (i) approximately 2.764% of the amount by which the total equity value of the Company exceeds $580.0 million (as may be adjusted for subsequent capital raises) by (ii) the number of shares of Common Stock underlying the Pegasus Warrant; provided that for so long as the total equity value of the Company is less than or equal to $580.0 million (as may be adjusted for subsequent capital raises) the Pegasus Warrant will not be exercisable. The Pegasus Warrant provides for certain anti-dilution adjustments and if unexercised, expires on May 25, 2022. The Pegasus Warrant is considered a derivative financial instrument in accordance with ASC 815-10-15, “Derivatives and Hedging” due to the variable nature of the warrant exercise price. The Pegasus Warrant was recorded as a liability at fair value using the option pricing model valuation method at issuance with changes in fair value measured and recorded at the end of each quarter. There was a change of $775,000, $334,000 and $1.5 million in fair value of the Pegasus Warrant for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in the decrease (increase) in fair value of liabilities under derivative contracts in the consolidated statement of operations and comprehensive loss.

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

Series K Warrant

Each Series K Warrant represents the right to purchase 735 shares of Common Stock at an exercise price of $0.12 per share. The Series K Warrants were deemed to be equity instruments.

Other Outstanding Warrants

See Note 9 above for a discussion of the Medley Warrants and the Pegasus Guaranty Warrants.

As of December 31, 2016, the Company had outstanding the following warrants for the purchase of Common Stock:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price			Expiration Date

Investors in rights offering	Series D Warrants	1,379,353	$2.29	to	$2.30	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	2,446,295		$ 0.82		December 31, 2017 through 2018

RW LSG Management Holdings LLC	Riverwood Warrants	12,664,760		Variable		May 25, 2022

Certain other investors	Riverwood Warrants	5,427,751		Variable		May 25, 2022

Cleantech Europe II (A) LP	September 2012 Warrants	3,406,041		$ 0.72		September 25, 2022

Cleantech Europe II (B) LP	September 2012 Warrants	593,959		$ 0.72		September 25, 2022

Portman Limited	September 2012 Warrants	4,000,000		$ 0.72		September 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508		$ 1.18		September 25, 2017

Pegasus	Pegasus Warrant	10,000,000		Variable		May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	246,614,300		$ 0.001		January 3, 2019 through November 21, 2021

Medley	Medley Warrants	10,000,000		$ 0.95		February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000		$ 0.50		February 19, 2024

Pegasus	Series K Warrants	14,777,932		$ 0.12		December 31, 2025

		322,140,900

As of December 31, 2016, the Series D Warrants, the warrants held by Aquillian Investments LLC, the September 2012 Warrants, the Series J Warrants, the Medley Warrants, the Pegasus Guaranty Warrants and a portion of the THD Warrants were fully vested and exercisable. In accordance with the vesting terms discussed above, no shares issuable pursuant to the THD Warrant vested for the year ended December 31, 2015 and 2,114,108 shares issuable pursuant to the THD Warrant vested during the years ended December 31, 2014. As of December 31, 2016, the THD Warrant represented a right to purchase 2,446,295 shares of Common Stock. The Series K Warrants are not exercisable until after the Appeal Bond has been fully drawn or all commitments thereunder have been released. Pursuant to the terms of the Riverwood Warrants and the Pegasus Warrant, such warrants were not exercisable as of December 31, 2016 because the aggregate fair market value of the Company’s outstanding shares of Common Stock (as determined in accordance with the terms of the Riverwood Warrants and the Pegasus Warrant, as applicable) was less than $580.0 million (subject to adjustment in accordance with the terms of the Riverwood Warrants or the Pegasus Warrant, as applicable).

Note 12: Loss Per Share

In 2012, the Company determined that two classes of Common Stock had been established for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus Capital and its affiliates and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the years ended December 31, 2016, 2015 and 2014, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Years Ended December 31,
	2016		2015		2014
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net income per share:
Net loss from operations	$(15,596,373)	$(4,619,683)	$(20,449,368)	$(6,638,142)	$(52,134,928)	$(13,459,745)
Deemed dividends related to the Series H, I and J Preferred Stock attributable to all shareholders	(11,950,981)	(3,539,909)	(23,263,854)	(7,551,762)	(49,687,773)	(12,827,960)
Deemed dividends due to the issuance of Series K Preferred Stock as compensation for bond provided by controlling shareholders	-	-	1,147,766	(1,147,766)	-	-
Deemed dividends due to the accretion of Series K Preferred Stock	-	-	(14,312,298)	(4,645,966)	-	-
Deemed dividends due to the issuance of Pegasus Guaranty Warrants as compensation for guaranty provided by controlling shareholders	-	-	-	-	570,574	(570,574)
Undistributed net loss	$(27,547,353)	$(8,159,593)	$(56,877,754)	$(19,983,636)	$(101,252,127)	$(26,858,279)

Basic and diluted weighted average number of common shares outstanding	338,603,249	100,295,104	303,742,731	98,598,998	232,409,186	60,001,396

Basic and diluted net loss per common share:	$(0.08)	$(0.08)	$(0.19)	$(0.20)	$(0.44)	$(0.45)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrants may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 273.1 million, 265.8 million and 180.5 million common stock equivalents for the years ended December 31, 2016, 2015 and 2014, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 13: Related Party Transactions

On February 19, 2014, the Company entered into the Pegasus Guaranty and, as consideration for the Pegasus Guaranty, the Company issued the Pegasus Guaranty Warrants to the Pegasus Guarantors. The Pegasus Guaranty Warrants were valued at $3.3 million as of February 19, 2014, which was partially offset by the $2.8 million fair value of the Pegasus Guaranty, with the remaining value of $571,000 accounted for as a deemed dividend to the Company’s controlling stockholders. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $553,000, $553,000 and $476,000, respectively, of non-cash related party interest expense related to the amortization of the Pegasus Guaranty.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred consulting fees of $8,000, $3,000 and $12,000, respectively, for services provided by T&M Protection Resources which were included in selling, distribution and administrative expense. T&M Protection Resources is a security company affiliated with Pegasus Capital.

On February 23, 2016, July 19, 2016 and November 21, 2016, the Company issued 3,000, 5,000 and 5,000 Series J Securities, respectively, to Holdings III, in each case at a purchase price of $1,000 per Series J Security for aggregate gross proceeds of $13.0 million. The Series J Securities were issued pursuant to subscription agreements between the Company and Holdings III, an affiliate of Pegasus Capital.

On December 7, 2015, in consideration of Pegasus Fund IV’s entry into the Appeal Bond Agreements and as security for the potential payments to be made to the issuer of the Appeal Bond for draws upon the Appeal Bond, the Company issued 20,106 Series K Securities to Pegasus Fund IV pursuant to the Subscription and Support Agreement. The number of Series K Securities issued to Pegasus Fund IV was determined based on the quotient obtained by dividing (x) the aggregate amount of the bonds, undertakings, guarantees and/or contractual obligations underlying Pegasus Fund IV’s initial commitment with respect to the Appeal Bond by (y) $1,000.

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

Note 14: Equity Based Compensation Plans

The Company currently has one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan, (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. On September 9, 2014, holders of a majority of the Company’s Common Stock executed a written consent in lieu of a special meeting approving an amendment to the Equity Plan that (i) increased the total number of shares of Common Stock available for issuance thereunder from 55.0 million to 155.0 million and (ii) increased the maximum number of stock options or stock appreciation rights that may be granted each fiscal year to any Covered Employee (as defined in the Equity Plan) from 7.0 million to 30.0 million. As of December 31, 2016, there were 90.4 million shares remaining for future grants. Awards may be granted to employees, members of the Board of Directors, and consultants. The Equity Plan is generally administered by the Compensation Committee of the Board of Directors. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right is equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

The Board of Directors may also issue stock-based awards to the Company’s nonemployee directors who wish their awards to be issued to an entity other than an individual under the Directors Stock Plan (the “Directors Plan”). As of December 31, 2016, the Company has reserved an aggregate of 5 million shares of Common Stock for issuance under the Directors Plan. The total number of shares outstanding under the Directors Plan was 2,695,894 shares as of December 31, 2016.

Stock Option Awards

The following table summarizes stock option activity for all of the Company’s stock-based plans as of December 31, 2016 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2015	60,126,647	$0.31
Granted	7,015,438	0.06
Exercised	-	-
Forfeited or expired	(6,189,372)	0.63
Outstanding as of December 31, 2016	60,952,713	$0.25	7.68	$3,600
Vested or expected to vest as of December 31, 2016	54,897,330	$0.26	7.62	$3,600
Exercisable as of December 31, 2016	29,677,804	$0.37	6.83	$-

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s Common Stock on December 31, 2015 and the exercise price for each in-the-money option that would have been received by the holders if all instruments had been exercised on December 31, 2016. This value fluctuates with the changes in the price of the Company’s Common Stock. As of December 31, 2016, there was $2.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.72 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.04	-	$0.11	20,084,695	9.09	$0.09	4,675,536	$0.11
$0.13	-	$0.13	3,132,020	7.67	0.13	3,132,020	0.13
$0.18	-	$0.18	27,800,000	7.77	0.18	13,900,000	0.18
$0.20	-	$1.00	8,183,500	4.45	0.66	6,217,750	0.79
$1.04	-	$4.35	1,743,248	5.16	1.50	1,743,248	1.50
$7.40	-	$7.40	3,000	0.11	7.40	3,000	7.40
$10.80	-	$10.80	6,250	0.59	10.80	6,250	10.88
Total			60,952,713	7.68	$0.25	29,677,804	$0.37

Other information pertaining to stock options is as follows:

	For the Years Ended December 31,
	2016	2015	2014

Weighted average grant date fair value per share of options	$0.05	$0.11	$0.14
Total intrinsic value of options exercised	$-	$-	$-

Restricted Stock Awards

A summary of unvested shares of restricted stock outstanding under all of the Company’s stock-based plans as of December 31, 2016 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding as of December 31, 2015	200,000	$0.20
Granted	-	-
Released	-	-
Forfeited	-	-
Outstanding as of December 31, 2016	200,000	$0.20

As of December 31, 2016 and 2015, there was no unrecognized compensation cost related to restricted stock granted under the Equity Plan or the Directors Plan. For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense related to restricted stock of $0, $121,000 and $730,000, respectively.

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

The Company recorded stock option (credit) expense of ($187,000), $2.1 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted average assumptions used to value stock option grants were as follows:

	For the Years Ended December 31,
Variable Ranges	2016			2015			2014
Exercise price	$0.04	-	$0.11	$0.11	-	$0.24	$0.18	-	$0.50
Fair market value of the underlying stock on date of grant	$0.04	-	$0.11	$0.11	-	$0.24	$0.18	-	$0.42
Stock Option Grants:
Risk-free interest rate	0.14%	-	1.62%	1.31%	-	1.68%	0.21%	-	2.07%
Expected life, in years	10.0	-	10.0	5.06	-	6.25	1.75	-	6.25
Expected volatility	98.54%	-	103.88%	91.86%	-	102.48%	67.32%	-	100.46%
Expected dividend yield		0.0%			0.0%			0.0%
Expected forfeiture rate		12.99%			14.93%			19.19%
Fair value per share	$0.04	-	$0.09	$0.09	-	$0.19	$0.12	-	$0.28

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Risk-Free Interest Rate

The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding derived using the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107, as the Company does not believe it has sufficient historical data to support a more detailed assessment of the estimate.

Expected Volatility

The Company estimates expected volatility based on the historical volatility of the Company’s Common Stock and its peers.

Expected Dividend Yield

The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering the Company’s current plans and projections.

2011 Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (the “2011 ESPP”) that provides employees with the opportunity to purchase Common Stock at a discount. All employees of the Company and any designated subsidiary are eligible to participate in the 2011 ESPP, subject to certain exceptions. As of December 31, 2016, there were 2.0 million shares authorized for issuance under the ESPP, with 1.8 million shares remaining for future issuance. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by the Company’s stockholders at its annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide employees of the Company and designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of Common Stock of the Company at a discount to the market value through voluntary systematic payroll deductions. For the 2016 offering under the 2011 ESPP, a participant could elect to use up to 30% of his or her compensation to purchase whole shares of Common Stock of the Company, but could not purchase more than 2,000 shares during the year. The purchase price for each purchase period is 85% of the fair market value of a share of Common Stock of the Company on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the board of directors, the 2011 ESPP will remain in effect until December 31, 2020. During the years ended December 31, 2016, 2015 and 2014, the Company issued 20,150, 9,975 and 23,126 shares to certain employees under the 2011 ESPP at prices ranging from $0.01 to $2.32 per share.

Note 15: Restructuring Expenses

The following table summarizes our restructuring expenses and related charges for the following years ended December 31:

Restructuring Expense by Year	For the Years Ended December 31,
	2016	2015	2014

Broad based reduction of facilities and personnel (1)	$-	$1,883,326	$3,314,251
Organization Optimization Initiative (2)	-	-	114,277

Total	$-	$1,883,326	$3,428,528

(1)

These charges relate to a significant cost reduction plan initiated during the fourth quarter of 2013 that included moving the majority of the Company’s manufacturing to its contract manufacturers in Asia, related workforce reduction in Satellite Beach, Florida of approximately 69 positions, including the termination of several members of the Company’s senior management and a $3.2 million write-down of property and equipment, cost reductions in our foreign subsidiaries and refocusing the Company’s efforts within North America, which resulted in the elimination of all employees at certain foreign locations.

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

As of December 31, 2016 and 2015, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2014	$959,240	$311,269	$180,840	$1,451,349
Charges	297,770	-	-	297,770
Payments	(1,117,625)	(69,776)	(167,960)	(1,355,361)
Accrued liability as of December 31, 2015	$139,385	$241,493	$12,880	$393,758
Payments	(119,385)	-	(8,680)	(128,065)
Accrued liability as of December 31, 2016	$20,000	$241,493	$4,200	$265,693

The remaining accrual of $266,000 as of December 31, 2016 is expected to be paid during the years ending December 31, 2017 through 2018.

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

The components of the consolidated income tax benefit from continuing operations are as follows:

	For the Years Ended December 31,
	2016	2015	2014

Loss before taxes
Domestic	$(19,560,390)	$(26,652,135)	$(64,343,390)
Foreign	(652,303)	(418,873)	(1,251,283)
Total	$(20,212,693)	$(27,071,008)	$(65,594,673)

Current income tax expense
Federal	$-	$-	$-
State	-	-	-
Foreign	3,363	16,502	-
Current income tax expense	$3,363	$16,502	$-

Deferred income tax expense
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Deferred income tax expense	$-	$-	$-

Income tax expense	$3,363	$16,502	$-

The reconciliation of the provision for income taxes from continuing operations at the United States Federal statutory tax rate of 34% is as follows:

	For the Years Ended December 31,
	2016	2015	2014

Loss before taxes	$(20,212,693)	$(27,071,008)	$(65,594,673)

Income tax benefit applying United States federal statutory rate of 34%	$(6,872,315)	$(9,204,143)	$(22,302,189)
State taxes, net of federal benefit	(638,212)	(776,264)	(1,183,397)

Permanent differences
Derivative fair value adjustment	(1,000,481)	203,498	5,359,878
Other	7,248	26,037	-
Increase in valuation allowance	11,589,115	4,763,028	30,513,501
Change in effective tax rate - United States	833,666	(2,910,847)	(2,679,697)
Expiration/true-up of NOL's	(3,955,953)	7,840,050	(10,236,058)
Rate difference between United States federal statutory rate and Netherlands statutory rate	91,322	58,642	175,180
Other	(51,008)	16,502	352,782

Income tax expense	$3,363	$16,502	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	As of December 31,
	2016	2015

Deferred income tax assets
Net operating loss carryforwards	$199,978,514	$188,129,680
Stock based compensation	9,519,135	9,825,558
Inventories	2,006,516	2,569,531
Accrued rebates	1,010,350	843,340
Warranty liability	1,002,136	1,235,724
Accrued legal fees	905,491	945,664
Accrued compensation	184,148	154,130
Depreciation	134,987	66,987
Accounts receivable	109,572	165,495
Charitable contribution carryforward	57,277	67,682
Fixed asset impairment	45,925	191,866
India start-up costs	33,006	33,136
Allowance for sales returns	26,934	-
Accrued interest	15,084	-
Accrued other	12,906	-
Goodwill impairment on asset acquisition	-	884,434
Accrued expenses	-	55,691
Total deferred income tax assets	215,041,981	205,168,916
Less: valuation allowance	(215,041,969)	(203,452,854)

Net deferred tax assets	$12	$1,716,063

Deferred income tax liabilities
Accrued sales taxes	$(12)	$-
Stock losses		(171,976)
Interest expense		(14,004)
Loss on disposal of long-lived assets	-	(1,530,083)
Total deferred income tax liabilities	(12)	(1,716,063)

Net deferred tax liabilities	$-	-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $215.0 million valuation allowance as of December 31, 2016 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $11.6 million.

As of December 31, 2016, the Company had tax loss carryforwards available to offset future income taxes, subject to expiration as follows:

Year of Expiration	United States Net Operating Tax Loss Carryforwards	The Netherlands Net Operating Tax Loss Carryforwards

2017	$-	$2,681,047
2018	5,357,429	3,548,316
2019	2,293,432	3,531,955
2020	1,473,066	718,007
2021	2,769,043	1,241,377
2022	1,840,300	1,187,841
2023	2,031,270	1,208,924
2024	3,353,481	621,848
2025	2,293,432	262,523
2026	2,293,432	-
2027	9,937,230	-
2028	29,631,134	-
2029	33,916,312	-
2030	50,887,617	-
2031	67,057,312	-
2032	90,683,320	-
2033	82,316,387	-
2034	59,822,398	-
2035	37,437,053	-
2036	24,749,369	-
Total	$510,143,017	$15,001,838

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in its income tax provision. The Company has not accrued or paid interest or penalties which were material to its results of operations for the years ended December 31, 2016, 2015 and 2014.

The Company files income tax returns in its U.S. federal jurisdictions and various state jurisdictions. As of December 31, 2016, the Company’s income tax returns prior to 2011 and 2010 are closed to examination for federal and state purposes, respectively. The Company’s 2013 federal income tax return is currently being examined by the Internal Revenue Service. The Company does not anticipate any material change in the next 12 months for uncertain tax positions.

Note 17: Concentrations of Business

For the years ended December 31, 2016, 2015 and 2014, the Company had one customer whose revenue represented 89%, 91% and 80% of total revenue, respectively. The loss of this material relationship would have a material adverse effect on our results of operations and cash flows.

As of December 31, 2016 and 2015, the Company had one customer whose accounts receivable balance represented 58% and 70% of accounts receivables, net of allowances, respectively.

Note 18: Commitments and Contingencies

Purchase Commitments

As of December 31, 2016, the Company had $3.2 million in purchase commitments, which are generally non-cancellable.

Lease Commitments

As of December 31, 2016, the Company had the following commitments under operating leases for property and equipment for each of the next five years:

Year	Amount
2017	$218,316
2018	267,351
2019	192,213
2020	155,612
2021	172,179
Thereafter	26,614

$1,032,285

During the years ended December 31, 2016, 2015 and 2014, the Company incurred rent expense of $451,000, $459,000 and $1.7 million, respectively.

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

On June 22, 2012, Geveran filed a lawsuit against the Company and several others in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On October 30, 2012, the court entered an order transferring the lawsuit to the Ninth Judicial Circuit in and for Orange County, Florida. The action, styled Geveran Investments Limited v. Lighting Science Group Corp., et al., Case No. 12-17738 (07), names the Company as a defendant, as well as Pegasus Capital and nine other entities affiliated with Pegasus Capital; Richard Weinberg, the Company’s former Director and former interim Chief Executive Officer and a former partner of Pegasus Capital; Gregory Kaiser, a former Chief Financial Officer; J.P. Morgan Securities, LLC (“J.P. Morgan”); and two employees of J.P. Morgan. Geveran seeks rescission of its $25.0 million investment in the Company, as well as recovery of interest, attorneys’ fees and court costs, jointly and severally against the Company, Pegasus Capital, Mr. Weinberg, Mr. Kaiser, J.P. Morgan and the two J.P. Morgan employees, for alleged violations of Florida securities laws. Geveran alternatively seeks unspecified money damages, as well as recovery of court costs, for alleged common law negligent misrepresentation against these same defendants.

The Summary Judgment Order was issued on August 28, 2014 and entered on November 30, 2015. Accordingly, on December 4, 2015, the Company, along with certain other related defendants, filed a Notice of Appeal to the Florida Fifth District Court of Appeal and posted a bond securing the judgment in the amount of approximately $20.1 million. Defendant J.P. Morgan also posted a separate bond in the amount of approximately $20.1 million, resulting in total bonding of approximately $40.2 million. On March 29, 2016, the trial court judge determined that the posted bonds were sufficient security to stay execution of the judgment pending the appeal.

Although the Company cannot predict the ultimate outcome of this lawsuit, it believes the court’s summary judgment award in favor of Geveran was in error, that the Company will prevail on the appeal and the judgment will be overturned, and that the case will be remanded to the trial court for further proceedings. If the case is remanded to the trial court, the Company believe it has strong defenses against Geveran’s claims. However, in the event that the Company is not successful on appeal, it could be liable for the full amount of the $40.2 million judgment, plus post judgment interest. Such an outcome would have a material adverse effect on its financial position.

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

Based upon the terms of an indemnification agreement, the Company has also paid, and may be required to pay in the future, reasonable legal expenses incurred by J.P. Morgan and its affiliates in this lawsuit in connection with the engagement of J.P. Morgan as placement agent for the private placement with Geveran. Such payments are not covered by the Company’s insurance coverage. The agreement executed with J.P. Morgan provides that the Company will indemnify J.P. Morgan and its affiliates from liabilities relating to J.P. Morgan’s activities as placement agent, unless such activities are finally judicially determined to have resulted from J.P. Morgan’s bad faith, gross negligence or willful misconduct.

The Company is also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserts a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and seeks monetary damages and an injunction. The Company has denied liability. On August 5, 2015, the court granted the Company’s summary judgment motion invalidating the two GE Lighting patents at issue for indefiniteness, and dismissing GE Lighting’s patent infringement claims against the Company and the other defendants. On September 2, 2015, GE Lighting filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On October 27, 2016, the Federal Circuit issued an opinion that affirmed the lower district court’s ruling that U.S. Patent No. 6,799,864 is invalid, and reversed the district court’s ruling that U.S. Patent No. 6,787,999 is invalid. With respect to U.S. Patent No. 6,787,999, the Federal Circuit remanded the case back to the district court for further proceedings. The Company continues to believe that it has strong defenses against GE Lighting’s claims with respect to U.S. Patent No. 6,787,999. However, there is no assurance that the Company will be successful in defending against this action. The outcome, if unfavorable, could have a material adverse effect on our financial position. Even if the outcome is favorable, this litigation could result in substantial additional costs to the Company, could be a distraction to management and could harm its financial position.

In April 2015, the Company filed a lawsuit against several former employees and a company they formed seeking damages and injunctive relief arising out of the defendants’ misappropriation of the Company’s trade secrets and other intellectual property.  Pursuant to the terms of a settlement agreement entered into in December 2015, certain of the individual defendants agreed not to use or disclose our intellectual property and to reimburse us for $200,000 in costs, and the defendants’ company agreed to pay us a commission equal to the greater of (i) $1.7 million and (ii) 5% of such company’s gross sales of biological and agricultural products during the three-year period ending January 2019.

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

Note 19: Defined Contribution Plan

The Company has a qualified 401(k) plan (the “401(k) Plan”) covering substantially all employees in the United States. The 401(k) Plan was established under Internal Revenue Code Section 401(k). As of January 1, 2011, the Company began matching 50% of the first 6% of employee contributions and for the years ended December 31, 2016, 2015 and 2014, the Company contributed $102,000, $135,000 and $220,000, respectively, to the 401(k) Plan.

Note 20: Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2016 and 2015:

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$17,098,013	$12,017,508	$14,336,997	$9,244,201
Gross margin	3,478,910	1,223,522	2,333,812	(757,433)
Net income (loss)	(4,720,248)	(8,008,132)	(1,162,220)	(6,325,456)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.03)

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$19,371,545	$23,270,363	$19,587,399	$17,520,465
Gross margin	2,930,248	3,416,535	5,223,665	(369,184)
Net loss	(13,601,090)	(2,444,313)	269,344	(11,311,451)
Basic and diluted net loss per weighted average common share attributable to controlling shareholders	$(0.07)	$(0.01)	$(0.04)	$(0.03)
Basic and diluted net loss per weighted average common share attributable to noncontrolling shareholders	$(0.07)	$(0.01)	$(0.04)	$(0.03)

Note 21: Valuation and Qualifying Accounts

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Currency Translation Adjustments	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deductions from Allowances	Balance as of End of Period
Allowance for doubtful accounts
2016	$475,024	(707)	(166,688.00)	16,698	-	$324,327
2015	$408,047	(1,097)	83,105	-	(15,031)	$475,024
2014	$509,561	(8,574)	103,792	-	(196,732)	$408,047

Provision for purchase commitments
2016	$-	-	-	-	-	$-
2015	$540,227	(1,260)	115,926	(643,648)	(11,245)	$-
2014	$1,629,806	(13,556)	507,257	(1,217,878)	(365,402)	$540,227

Note 22: Subsequent Events

On January 27, 2017, the Company issued 3,000 Series J Securities to Holdings III pursuant to the Subscription and Support Agreement among the Company, Pegasus Fund IV and Holdings III for aggregate gross proceeds of $3.0 million (the “January Series J Issuance”).

On February 3, 2017, the Company issued 7,000 Series J Securities to Holdings III pursuant to the Subscription and Support Agreement among the Company, Pegasus Fund IV and Holdings III for aggregate gross proceeds of $7.0 million (the “February Series J Issuance”).

On February 3, 2017, Pegasus purchased all of the outstanding membership interests of RW LSG Holdings LLC, an affiliate of Riverwood Management, and renamed the entity LSGC Holdings IIIa, LLC. Such entity owns 45,000 shares of Series H Preferred Stock and is one of the preferred stockholders entitled to the redemption rights described in Note 3 above. Pegasus also purchased an aggregate of 49,000 shares of Series H Preferred Stock from Cleantech A, Cleantech B and Portman. Prior to selling their shares of Series H Preferred Stock, these entities previously could, acting together, also trigger redemption rights with respect to the Convertible Preferred Stock. As a result of the foregoing transactions, Pegasus is currently the only preferred stockholder possessing the right to require the Company to, at any time on or after March 27, 2017, redeem its shares of Convertible Preferred Stock and, consequently, trigger the rights of all other holders of the applicable series to request the redemption of their shares of Convertible Preferred Stock. Pegasus has indicated that, subject to certain conditions, it will not exercise such redemption rights through November 14, 2019. Finally, on February 3, 2017, Pegasus also purchased all of the Riverwood Warrants and, pursuant to the terms of the equity purchase agreements between Pegasus and each of Cleantech A, Cleantech B and Portman, the September 2012 Warrants were cancelled.

On March 20, 2017, the Company and its newly formed subsidiary, LSG MLS JV Holdings, Inc. (“LSG JV Holdings”), entered into an operating agreement (the “JV Operating Agreement”) with MLS Co., Ltd. (“MLS”) relating to the formation of GVL. GVL was formed for the purpose of carrying out the manufacturing, marketing, sale and distribution of private label LED lighting products and services to retail and commercial customers in North America and South America (the “Joint Venture”). LSG JV Holdings will own 51% of the membership interests of GVL and MLS will own 49% of the membership interests of GVL. The Joint Venture is an integral part of the Company’s long-term strategy. On the effective date of the JV Operating Agreement, the Company (through LSG JV Holdings) must make an initial capital contribution of $5.1 million in cash to GVL and MLS must make an initial capital contribution of $4.9 million in cash to GVL. Further, upon the determination of GVL’s board of managers, each of LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the effective date of the JV Operating Agreement. The effectiveness of the JV Operating Agreement and closing of the Joint Venture transaction remain subject to the satisfaction of certain conditions and the Company’s performance of certain obligations.

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

4.4.3

Certificate of Increase of Series J Convertible Preferred Stock filed with the Secretary of State of Delaware on January 27, 2017 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 2, 2017, File No. 0-20354, and incorporated herein by reference).

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

4.21

Amended and Restated Registration Rights Agreement, dated as of January 23, 2009, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2009, File No. 0-20354, and incorporated herein by reference).

4.21.1

Amendment to Amended and Restated Registration Rights Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings LLC (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

4.22

Registration Rights Agreement, dated January 14, 2011, between Lighting Science Group Corporation and The Home Depot, Inc. (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on January 20, 2011, File No. 0-20354, and incorporated herein by reference).

4.23

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

10.15.1

First Amendment to Term Loan Agreement, dated April 25, 2014, by and among Lighting Science Group Corporation, the Lenders signatory hereto, and Medley Capital Corporation, as administrative agent for the lenders party thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 1, 2014, File No. 0-20354, and incorporated herein by reference).

10.15.2

Limited Consent and Second Amendment to Term Loan Agreement dated January 30, 2015 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.15.3

Third Amendment to Term Loan Agreement dated September 11, 2015 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.15.4

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
10.15.5

Fourth Amendment to Term Loan Agreement dated July 19, 2016 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders party thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

10.15.6

Fifth Amendment and Limited Consent to Term Loan Agreement dated November 21, 2016 by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders from time to time party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 28, 2016, File No. 0-20354, and incorporated herein by reference).

10.16

Loan and Security Agreement, dated April 25, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.16.1

Letter Amendment to Loan and Security Agreement, dated September 19, 2014, by and between Lighting Science Group Corporation, Biological Illumination, LLC, FCC, LLC, d/b/a First Capital, in its capacity as agent, and various financial institutions (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2014, File No. 020354 and incorporated herein by reference).

10.16.2

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

10.16.3

Side Letter in Respect of Series J Equity Issuance and Calculation of Fixed Charge Coverage Ratio dated January 30, 2015 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC and FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.16.4

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

10.16.5

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
10.16.6

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

10.16.7

Seventh Amendment to Loan and Security Agreement dated November 21, 2016 by and among Lighting Science Group Corporation, BioLogical Illumination, LLC, Environmental Light Technologies Corp., the financial institutions from time to time party thereto as lenders and ACF FinCo I LP, as assignee of FCC, LLC, d/b/a First Capital (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 28, 2016, File No. 0-20354, and incorporated herein by reference).

10.17

Exchange and Redemption Agreement, dated as May 25, 2012, by and among Lighting Science Group Corporation, LSGC Holdings LLC and Continental Casualty Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

10.18

Subscription Agreement, dated as of May 10, 2011, between Lighting Science Group Corporation and Geveran Investments, Ltd. (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.19

Subscription Agreement, dated as of May 16, 2011, by and among Lighting Science Group Corporation, LSGC Holdings LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 0-20354, and incorporated herein by reference).

10.20

Preferred Stock Subscription Agreement, dated as of September 25, 2012, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.20.1

Amendment to Preferred Stock Subscription Agreement, dated September 11, 2013, by and among Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 13, 2013, File No. 0-20354, and incorporated herein by reference).

10.20.2

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
10.22

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and LSGC Holdings II LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.23

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.24

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.25

Series J Subscription Agreement, dated January 3, 2014, by and between Lighting Science Group Corporation, Cleantech Europe II (A) LP and Cleantech Europe II (B) LP (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2014, File No. 0-20354, and incorporated herein by reference).

10.26

Series J Subscription Agreement, dated as of August 14, 2014, by and between Lighting Science Group Corporation and PCA LSG Holdings, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2014, File No. 0-20354, and incorporated herein by reference).

10.27

Series J Subscription Agreement, dated as of November 14, 2014, by and among Lighting Science Group Corporation, Serengeti Lycaon MM L.P. and Serengeti Opportunities MM L.P. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2014, File No. 0-20354, and incorporated herein by reference).

10.28

Series J Subscription Agreement, dated January 30, 2015, by and between Lighting Science Group Corporation and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2015, File No. 0-20354, and incorporated herein by reference).

10.29

Preferred Stock Subscription and Support Agreement, dated September 11, 2015 by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.29.1

Amendment No. 1 to Preferred Stock Subscription and Support Agreement, dated July 19, 2016 by and among Lighting Science Group Corporation, Pegasus Partners IV, L.P. and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2016, File No. 0-20354, and incorporated herein by reference).

10.30

Commitment Agreement, dated as of May 25, 2012, by and among Lighting Science Group Corporation, Pegasus Capital Advisors, L.P., Pegasus Partners IV, L.P., PCA LSG Holdings, LLC and LSGC Holdings II LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2012, File No. 0-20354, and incorporated herein by reference).

Exhibit Number	Description
10.31

Commitment Agreement, dated as of September 25, 2012, by and between Lighting Science Group Corporation and Pegasus Partners IV, L.P. (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on September 27, 2012, File No. 0-20354, and incorporated herein by reference).

10.32	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012, File No. 0-20354, and incorporated herein by reference).

10.33

Mutual General Release Agreement, dated September 11, 2015, by and between Lighting Science Group Corporation and RW LSG Holdings LLC (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 17, 2015, File No. 0-20354, and incorporated herein by reference).

10.34+

Employment Agreement, dated as of August 28, 2014, between Lighting Science Group Corporation and Edward Bednarcik (previously filed as Exhibit 10.56 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.35+

Employment Agreement, dated as of September 23, 2014, between Lighting Science Group Corporation and Wayne Nesbit (previously filed as Exhibit 10.57 to the Annual Report on Form 10-K filed on March 31, 2015, File No. 0-20354, and incorporated herein by reference).

10.36+

Employment Agreement, dated as of October 20, 2015, between Lighting Science Group Corporation and Fredric Maxik (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2015, File No. 0-20354, and incorporated herein by reference).

10.37+

Offer Letter, dated March 4, 2016, between Lighting Science Group Corporation and Mark D. Gorton (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2016, File No. 0-20354, and incorporated herein by reference).

10.38+

Offer Letter, dated August 31, 2016, between Lighting Science Group Corporation and Denis M. Murphy (previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2016, File No. 0-20354, and incorporated herein by reference).

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