Form 10-K/A
period 2016-12-31
LIGHTING SCIENCE GROUP CORP
filed 2017-05-01
CIK 866970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

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

EXPLANATORY NOTE

Lighting Science Group Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Lighting Science Group”, “we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A, (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”), on April 14, 2017 (the “Original Filing”). This Amendment only amends Part III, Items 10 to 14, of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the additional information required by Part III of Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing. For the avoidance of doubt, this Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our executive officers and directors as of April 28, 2017:

Name	Age	Position
Edward D. Bednarcik	60	Chief Executive Officer and Director
Denis M. Murphy	57	Chief Financial Officer
Fredric Maxik	57	Chief Technology Officer and Director
Wayne Nesbit	56	Chief Operations Officer
Craig Cogut	63	Chairman of the Board of Directors
Sanford R. Climan	59	Director
David R. Crane	58	Director
Richard H. Davis, Jr.	59	Director
Joel Haney	28	Director
Donald R. Harkleroad	73	Director
Dennis McGill	68	Director
Jonathan Rosenbaum	44	Director
Peter Scarpelli	48	Director

Executive Officers

Edward D. Bednarcik was appointed as our Chief Executive Officer effective as of September 8, 2014. He has also served on the Board of Directors (the “Board”) since December 11, 2014. Mr. Bednarcik previously served as chief executive officer and president of VideoIQ, an enterprise software company, from 2011 to January 2014, when VideoIQ was sold to Avigilon Corp., a company that is publicly traded on the Toronto Stock Exchange. From 2007 to 2011, Mr. Bednarcik served as chief executive officer and president of Wright Line LLC, a supplier of innovative data center solutions for government and commercial customers. Mr. Bednarcik transitioned out of his position at Wright Line LLC after the company was sold to Eaton Corporation Plc, a company that is publicly traded on the New York Stock Exchange, in August 2010. Mr. Bednarcik was vice president and general manager of A123 Systems, LLC, a company focused on high power lithium ion battery solutions for hybrid electric vehicle transportation, from 2005 to 2007. From 1997 to 2005, Mr. Bednarcik was with American Power Conversion Corporation, a provider of integrated solutions to large- and small-scale data centers, where he served as general manager of the network solutions division from 1997 to 1999, vice president and general manager of the business network solutions group from 2000 to 2002 and vice president of global sales from 2003 to 2005. Since 2012, Mr. Bednarcik has served on the board of directors and audit and compensation committees of Raritan Inc., a privately held company providing power distribution solutions to enterprise clients globally. Mr. Bednarcik holds a Bachelor of Science degree from the University of Rhode Island.

We believe Mr. Bednarcik is qualified to serve on the Board because of his extensive operating, finance and business knowledge through having participated in various management roles at a number of public and private companies.

Denis M. Murphy was appointed as our Executive Vice President and Chief Financial Officer on October 17, 2016. Mr. Murphy previously served as Chief Financial Officer of Sprout Health Group, a private healthcare management company with primary care, behavioral health and laboratory businesses across the United States, from October 2013 to October 2016.  From April 2012 to September 2013, Mr. Murphy was a Vice President at Summit Partners, a growth equity investment firm, where he worked with portfolio company boards of directors and management teams to lead sales growth and performance improvement initiatives, and served on the boards of directors of two portfolio companies.  From January 2008 to April 2012, Mr. Murphy led the Finance organization at MediaTek Wireless, Inc., a global semiconductor and software company owned by MediaTek, and served as senior finance executive for MediaTek operations in the United States and Europe.  From June 1997 to January 2008, Mr. Murphy held various corporate and business unit financial management roles at Analog Devices, Inc.  He holds an M.B.A. from Bentley University and a B.A. in economics from the University of Massachusetts at Boston, and is a Certified Public Accountant in Massachusetts (inactive).

Fredric Maxik has served as our Chief Technology Officer since January 2010 and from June 2004 to October 2007. Mr. Maxik served as our Chief Scientific Officer from October 2007 to January 2010 and as a director from August 2004 to October 2007. He has also served on the Board since June 12, 2014. After graduating from Bard College with a Bachelor of Arts degree in physics and philosophy, Mr. Maxik began his career with Sansui Electric Co., Ltd., in 1983 in Tokyo, Japan where he became vice president of product development. In 1990, he served as vice president of product development for Onkyo Corporation in Osaka, Japan. In 1993, Mr. Maxik formed a product development consulting firm. In 2002, he formed an environmental products company, which developed the intellectual property that eventually became the principal asset of Lighting Science, Inc. that was acquired by us in June 2004. Mr. Maxik’s research and innovation has resulted in the issuance of 168 U.S. patents in the field of solid state lighting, which are held by us and our subsidiaries. Mr. Maxik is also a member of the expert advisory committee for Pegasus Capital Advisors, L.P. (“Pegasus Capital”).

We believe Mr. Maxik is qualified to serve on the Board because of his extensive experience in innovative product development and lighting technology.

Wayne Nesbit was appointed as our Chief Operations Officer on September 23, 2014. Mr. Nesbit previously served as Vice President Operations of Cree Inc., a manufacturer and seller of LED lighting products and applications, from 2008 to 2013. From 2001 to 2008, Mr. Nesbit served as Senior Vice President, Operations, of Mindspeed Technologies, a designer, developer and seller of semiconductor solutions for communications applications in wireless and wireline network infrastructure markets and as Vice President and in various other roles for Motorola, SPS, a leading producer of semiconductors, from 1984 to 2001. Mr. Nesbit has served as a Trustee of the School of Engineering of the University of Virginia from 1997 to 2007 and as Founding Member of the Board of Trustees, Engineering Foundation, of Virginia Commonwealth University since 1996. Mr. Nesbit holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University.

Directors

Craig Cogut joined our Board on December 5, 2013 and was appointed Chairman of the Board on February 3, 2014. Mr. Cogut serves as Managing Partner and Chairman of Pegasus Capital. Mr. Cogut founded Pegasus Capital in 1996. Mr. Cogut is a member of the Compliance Committee and chairs the Executive and Investment Committees at Pegasus Capital. Mr. Cogut has over 30 years of private equity investing, complex financial restructuring and legal advisory experience. From 1990 to 1995, he was a founding partner and senior principal of Apollo Advisors, L.P. Mr. Cogut is a global leader in sustainability and supports his efforts through a rigorous effort with many philanthropic endeavors. In 2008, Mr. Cogut was awarded the New York League of Conservation Voters’ Corporate Pioneer Award. He serves as Emeritus for Arizona State University's Global Institute of Sustainability. Since 2015, Mr. Cogut has served on the board of Bard College. Additionally, Mr. Cogut’s efforts include a number of international activities including serving as a board member of The McCain Institute for International Leadership at Arizona State University and The R20 Regions of Climate Action. In 2013, the Children’s Defense Fund for philanthropy honored Craig and Deborah Cogut. He also is a co-founder and Chairman of The Polyphony Foundation, an organization that creates equal opportunities for Arab and Jewish Israeli youth through innovative classical music education, focusing on leveling the playing field for Arab communities so as to enable mixed Arab and Jewish musical interaction at the highest level. In doing so, The Polyphony Foundation seeks to break stereotypes, promote coexistence, and uplift the Galilee towards becoming a hub for culture, music, and the arts. Through the generous support from Craig and Deborah Cogut, the Brown Center for Humanities was given the name, The Cogut Center. Mr. Cogut is an alumnus of Brown University and Harvard Law School. Pegasus Capital elected Mr. Cogut to serve as a director of our Company pursuant to its rights set forth in the Amended and Restated Certificate of Designation establishing the terms of our Series I Preferred Stock (the “Series I Certificate of Designation”).

We believe Mr. Cogut is qualified to serve on the Board because of his significant experience in global manufacturing and extensive experience in business, finance and investing.

Sanford R. Climan joined the Board on June 12, 2014. Mr. Climan is president of Entertainment Media Ventures, Inc., a company active in media investment and strategic advisory work that he founded in 1999. Since 2013, Mr. Climan has also served as chief executive officer of Oz Media, LLC, which was formed in 2013 in partnership with Dr. Mehmet Oz and is dedicated to building companies committed to improving health and wellness across cultures and geographies. In addition, Mr. Climan has served as an operating advisor for Pegasus Capital since May 1, 2014. From 2007 to 2010, Mr. Climan served as the first chief executive officer of 3ality Digital, LLC, a leading company in the development and commercialization of technologies that enable high quality digital 3D image capture, digital 3D broadcast and software that enables consumer applications of 3D entertainment. Mr. Climan also serves on several charitable boards, including The American Cinematheque, The Fulfillment Fund, and the UCLA School of Theater, Film and Television. Mr. Climan served as a member of the Advisory Committee to the Director of the Centers for Disease Control and Prevention from 2008 to 2012. Mr. Climan also serves as an advisor on entertainment and media to the World Economic Forum and its Annual Gathering in Davos, Switzerland, as a member of the Reuters Editorial Advisory Board and as a member of the Advisory Board to the Yale CEO Leadership Institute of the Yale School of Management. Mr. Climan holds a Master of Business Administration degree from Harvard Business School, a Master of Science degree in Health Policy and Management from Harvard School of Public Health, and a Bachelor of Arts degree from Harvard College. Pegasus Capital elected Mr. Climan to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

We believe Mr. Climan is qualified to serve on the Board because of his extensive business knowledge, media expertise and experience in the development and commercialization of technologies.

David Crane joined the Board on May 26, 2016. He has served as the Chief Strategy Officer of Pegasus Capital since April 2016. Prior to that, from 2003 to December 2015, Mr. Crane served as the President, Chief Executive Officer and a director of NRG Energy, Inc., an integrated U.S. power company. Mr. Crane was also Chairman of the Board of Directors, President and CEO of NRG Yield, an NRG majority controlled company that had its initial public offering on the NYSE in 2012, from 2012 to 2015. Prior to joining NRG Energy, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President — Global Power Group, New York at Lehman Brothers Inc., an investment banking firm, from January 1999 to February 2000, and was Senior Vice President — Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999. Mr. Crane was also a director of El Paso Corporation from 2010 to 2012. Pegasus Capital elected Mr. Crane to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

We believe Mr. Crane is qualified to serve on the Board because of his extensive business knowledge, expertise relating to sustainable energy solutions and public company experience.

Richard H. Davis Jr. joined the Board on November 13, 2013. Mr. Davis served as our interim Chief Executive Officer from February 3, 2014 through September 7, 2014. Mr. Davis joined Pegasus Capital as an operating partner in 2005 and became partner and chief operating officer in 2010. Mr. Davis is a member of the Executive, Investment and Compliance Committees of Pegasus Capital. Previously, Mr. Davis served on President Ronald Reagan’s political team in three Reagan administration cabinet agencies including as White House Special Assistant to the President for the Domestic Policy Council. In his capacity in the White House, Mr. Davis managed all policy development related to climate, energy and environment. President George H.W. Bush appointed Mr. Davis as Deputy Executive Director for the White House Conference on Science and Economic Research Related to Global Climate Change. In 2000 and 2008, Mr. Davis served as Senator John McCain’s national campaign manager leading all aspects of the campaign activity. While serving as Senator McCain’s chief strategist and political advisor, Mr. Davis was integral in the development of key legislative initiatives including ground breaking climate legislation and campaign finance reform. Mr. Davis currently serves on the board of trustees of The Environmental Defense Action Fund developing initiatives and ties to the corporate community that promotes better stewardship of the environment. Pegasus Capital elected Mr. Davis to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

We believe Mr. Davis is qualified to serve on the Board because of his extensive experience in business, relationship management, executive leadership and investing.

Joel Haney joined the Board on May 26, 2016. He is currently a Principal at Pegasus Capital. Prior to joining Pegasus Capital, Mr. Haney was an investment banker at Moelis & Company from July 2011 to August 2012, where he focused on mergers and acquisitions, corporate restructurings and financing transactions across the telecommunications, industrials and consumer retail sectors. Prior to that, Mr. Haney was a research analyst at Lakeview Investment Group from January 2011 to June 2011, where he focused on value-based investment opportunities for its flagship long-short portfolio. He currently serves on the board of directors of Impala Energy Holdings Ltd., Plastic Reclamation Partners Holdings, LLC, ReCommunity Holdings, LP and ZeroBase Energy, LLC. Mr. Haney graduated magna cum laude from Northwestern University with dual majors in Economics and Political Science. Pegasus Capital elected Mr. Haney to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

We believe Mr. Haney is qualified to serve on the Board because of his substantial business, financial and investment experience.

Donald Harkleroad has served on the Board since 2003 and served as Vice Chairman of the Board from December 2010 to May 2012. He currently serves as president of The Bristol Company, an Atlanta-based private holding company with interests in the food service, technology services, real estate and merchant banking industries. From 2003 until 2011, Mr. Harkleroad served as a director for Easylink Services International Corp., a global provider of on-demand electronic messaging and transaction services. Until its sale in 2006, he was also a founding director of Summit Bank Corporation, a commercial bank with offices in Georgia, Texas and California.

We believe Mr. Harkleroad is qualified to serve on the Board because he brings significant operating, finance, legal and business knowledge through having participated in various management roles at a number of public and private companies and having practiced corporate and securities law for over 30 years. In addition, Mr. Harkleroad brings an ability to identify and implement strategic growth opportunities that help to provide guidance as the Company identifies new ways to compete.

Dennis McGill joined the Board on March 24, 2015. Mr. McGill served as our Interim Chief Operating Officer from June 2014 to September 2014 and as our Interim Chief Financial Officer from July 2014 to December 2014. Following his resignation, Mr. McGill joined Pegasus Capital as an operating advisor. Mr. McGill also serves on the board of directors of ReCommunity Holdings, LP and Fiber Composites, LLC. Mr. McGill was a senior director of Alvarez & Marsal Private Equity Performance Improvement Group, LLC from March 2014 to June 2014. From February 2013 to October 2013, Mr. McGill served as executive vice president and chief financial officer of Heartland Automotive Services, Inc., where he restructured the accounting department and actively participated with the senior management team to develop and roll-out a new business model. From September 2010 to February 2013, Mr. McGill served as executive vice president and chief financial officer of Blockbuster LLC. Mr. McGill, who joined Blockbuster LLC in connection with its Chapter 11 bankruptcy filing, was responsible for directing the internal reorganization team and managing various aspects of the Chapter 11 process. From March 2005 to July 2010, Mr. McGill served as executive vice president and chief financial officer of Safety-Kleen Systems, Inc., during which time he structured, negotiated, and closed a $0.5 billion recapitalization and led the company’s merger and acquisition efforts. Mr. McGill holds a Bachelor of Science degree in Finance and Accounting and Master of Business Administration degree from the University of California, Berkeley and is a Certified Public Accountant in the state of California. Pegasus Capital elected Mr. McGill to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

We believe Mr. McGill is qualified to serve on the Board because of his substantial business, financial and investment experience.

Jonathan Rosenbaum joined the Board on February 3, 2014. Mr. Rosenbaum serves as a managing partner for Simon Equity Partners and focuses in the areas of consumer, real estate and technology, directing the firm’s investments in those categories. Prior to Simon Equity Partners, Mr. Rosenbaum served in a similar capacity for Raycliff Investments from 2006 to 2015. Mr. Rosenbaum held various executive finance and corporate development roles with a number of companies in the technology and media industries. Most recently, he served in this capacity at PRN, the largest U.S. out of home television media network, until its sale to Thomson SA. Prior to PRN, Mr. Rosenbaum performed in similar capacities for GE/NBC’s online arm, NBC Internet, as well as with other technology startups. Mr. Rosenbaum began his career in business assurance services at Ernst & Young LLP, in the firm’s technology, communication and media practice. Mr. Rosenbaum is a graduate of the University of California at Santa Barbara.

We believe Mr. Rosenbaum is qualified to serve on the Board because of his extensive experience in business, finance and investing.

Peter Scarpelli joined the Board on October 20, 2016. Mr. Scarpelli is currently an operating advisor for Pegasus Capital. Prior to joining Pegasus Capital in October 2016, Mr. Scarpelli served as Global Director, Energy & Sustainability for CBRE Group, Inc. (“CBRE”), a commercial real estate services firm, from March 2010 to September 2016. During his time with CBRE, Mr. Scarpelli led the firm’s Energy & Sustainability team to implement portfolio-wide efficiency and sustainable operating practices for Fortune 500 and investor owned multi-tenant buildings that incur approximately $10 billion worth of annual utility expense. Mr. Scarpelli helped build a team of over 200 dedicated professionals and subject matter experts who provide a wide variety of supply and demand side efficiency and sustainability consulting (e.g. LEED, CDP, GRESB) services. In April 2015, Mr. Scarpelli led CBRE’s acquisition of Environmental Systems Inc. (CBREIESI), a world class building system integrator and “smart building” network operating center. Mr. Scarpelli received CBRE’s Global Corporate Service Leadership Award in 2012 and Realcomm’s Julie Devine Digital Impact Award in June 2016. Mr. Scarpelli previously worked on demand response and smart grid strategies at Schneider Electric, a global energy management and automation company. In July 2008, Schneider Electric acquired RETX, an electricity demand response firm that Mr. Scarpelli co-founded in April 2000. Mr. Scarpelli holds a B.S. in management with finance emphasis from Purdue University and an M.B.A. from Loyola University Chicago. Pegasus Capital elected Mr. Scarpelli to serve as a director pursuant to its rights set forth in the Series I Certificate of Designation.

Board Appointment Rights

The certificates of designation establishing the terms of our Series H Preferred Stock and Series I Preferred Stock provide that for so long as the applicable Primary Investor (as defined below) continues to beneficially own at least 2,500 shares of Series H Preferred Stock or Series I Preferred Stock, as applicable, such Primary Investor has the right to elect the number of directors to the Board equal to the greater of (a) two (2) directors and (b) the product obtained by multiplying (i) the total number of directors that constitute the whole Board by (ii) the Primary Investor’s pro rata share of our outstanding shares of common stock and securities exercisable, convertible or exchangeable into or for shares of common stock. Pegasus, our largest stockholder, is the “Primary Investor” with respect to the Series H Preferred Stock and the Series I Preferred Stock. Accordingly, as of April 28, 2017, Pegasus had the right to appoint nine directors (the “Series I Directors”). Currently, Messrs. Cogut, Climan, Crane, Davis, Haney, McGill and Scarpelli serve as Series I Directors.

Family relationships

There are no family relationships between any of our executive officers or directors.

Legal Proceedings

There have been no material legal proceedings requiring disclosure under the federal securities laws within the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them except: Peter Scarpelli (1 late filing/1 late transaction); Craig Cogut (1 late filing/2 late transactions); Pegasus Capital LLC (1 late filing/2 late transactions); Pegasus Investors V (GP), L.L.C. (1 late filing/2 late transactions); Pegasus Investors V, L.P. (1 late filing/2 late transactions); Pegasus Partners V, L.P. (1 late filing/2 late transactions); LSGC Holdings III LLC (1 late filing/2 late transactions); Denis Murphy (2 late filings/1 late transaction); David Crane (1 known failure to file); and Jonathan Rosenbaum (1 known failure to file).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The Code of Business Conduct and Ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the Code of Business Conduct and Ethics, employee misconduct, improper conflicts of interest or other violations. Our Code of Business Conduct and Ethics is available on our website at www.lsgc.com in the “Corporate Governance” section. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website.

Audit Committee

Our Board has established an Audit Committee. Our Audit Committee is responsible for, among other matters: (i) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (ii) discussing with our independent registered public accounting firm their independence from management; (iii) reviewing with our independent registered public accounting firm the scope and results of their audit; (iv) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (v) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (vi) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (vii) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (viii) reviewing and monitoring the guidelines and policies governing risk assessment and risk management.

Our Audit Committee consists of Messrs. Harkleroad and Rosenbaum, and Mr. Harkleroad is the chairman of our Audit Committee. Our Board has determined that each of Messrs. Harkleroad and Rosenbaum are independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Rosenbaum qualifies under the NASDAQ listing standards as an “audit committee financial expert” within the meaning of the rules of the SEC.

Item 11.	Executive Compensation.

This Item 11 describes the compensation arrangements we have with our named executive officers as set forth under the rules of the SEC. Consistent with the SEC rules, we are providing disclosure for (i) each person who served as our principal executive officer during fiscal 2016 and (ii) our two most highly compensated executive officers as of December 31, 2016 with compensation during fiscal 2016 of $100,000 or more. We are also providing disclosure for our principal financial officer. During fiscal 2016, Mr. Bednarcik fulfilled the role of principal executive officer and, effective October 17, 2016, Mr. Murphy was appointed as our principal financial officer. In addition to Messrs. Bednarcik and Murphy, we are providing disclosure with respect to the compensation of Messrs. Maxik and Nesbit, who were the next two most highly compensated executive officers. Messrs. Bednarcik, Murphy, Maxik and Nesbit are collectively referred to in this section as our “NEOs.” The biographies of our NEOs are included in Item 10 above and describe the business experience of those executive officers.

For 2016, our NEOs were:

Name	Title
Edward D. Bednarcik	(Chief Executive Officer and Director)
Denis M. Murphy	(Chief Financial Officer)
Fredric Maxik	(Chief Technology Officer and Director)
Wayne Nesbit	(Chief Operations Officer)

Summary Compensation Table

The following table summarizes the overall compensation earned by our NEOs during each of the past two fiscal years ended December 31, 2015 and 2016.

				Option	All Other
		Annual Compensation		Awards ($)	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	(1)	($)		Total ($)

Edward D. Bednarcik	2016	400,000	-	-	147	(2)	400,147
(Chief Executive Officer and Director)	2015	400,000	-	-	66,126	(3)	466,126

Denis M. Murphy (4)	2016	57,962	-	108,300	-		166,262
(Chief Financial Officer)	2015	-	-	-	-		-

Fredric Maxik	2016	399,000		-	21,464	(5)	420,464
(Chief Technology Officer and Director)	2015	399,000	-	1,206,512	22,235	(6)	1,627,747

Wayne Nesbit	2016	300,000	-	-	147	(2)	300,147
(Chief Operations Officer)	2015	300,000	-	-	15,941	(7)	315,941

(1)

Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all awards granted to the NEO during 2016 and 2015, as applicable. Assumptions used to calculate these amounts are included in Note 14, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2016, which can be found in our Original Filing.

(2)	Includes a health insurance premium rebate.
(3)	Includes $55,108 of housing costs and the corresponding tax gross-up payment, a car allowance and the corresponding tax gross-up payment and reimbursed travel expenses.
(4)	Mr. Murphy began serving as our Executive Vice President and Chief Financial Officer on October 17, 2016.
(5)	Includes annual car allowance and tax gross-up payment relating to Mr. Maxik’s car allowance and a health insurance premium rebate.
(6)	Includes annual car allowance and tax gross-up payment relating to Mr. Maxik’s car allowance.
(7)	Includes relocation expenses.

2016 Grants of Plan-Based Awards

The following table sets forth each Equity Plan-based award granted to our NEOs during the year ended December 31, 2016.

Name	Grant Date	Shares Underlying Restricted Stock Award	Shares of Common Stock Underlying Options	Exercise Price of Option Awards (1)	Grant Date Fair Value of Option Awards (2)

Denis M. Murphy	December 21, 2016	-	3,000,000	$0.04	$60,075

(1)

The amount in this column represent the exercise price of the option awards, as determined by our Board with the assistance of management, which was the fair market value of our common stock on the date of grant.

(2)

Represents the total grant date fair value, as determined under FASB ASC Topic 718, of the respective award granted to the NEO during fiscal 2016. Assumptions used to calculate these amounts are included in Note 14, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2016.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table provides certain information concerning unexercised options, restricted stock that has not vested and Equity Plan awards held by each of our NEOs that were outstanding as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexerciseable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Edward D. Bednarcik	7,750,000		7,750,000	(1)	-	0.18	10/7/2024

Denis M. Murphy	-		3,000,000	(2)	-	0.04	12/21/2026

Fredric Maxik	750,000	(3)	-		-	1.00	8/21/2019
	700,000	(4)	-		-	1.34	7/5/2022
	359,375	(5)	143,750	(5)	-	0.50	8/7/2023
	4,654,286	(6)	9,309,971	(6)		0.11	10/20/2025

Wayne Nesbit	3,150,000	(7)	9,150,000	(7)	-	0.18	10/7/2024

(1)	Represents options granted on October 7, 2014 that vested or are scheduled to vest with respect to 25% of the underlying shares on each of October 7, 2015, 2016, 2017 and 2018.
(2)	Represents options granted on December 21, 2016 that are scheduled to vest with respect to 25% of the underlying shares on each of December 21, 2017, 2018, 2019 and 2020.
(3)

Represents options granted on August 21, 2009 that vested with respect to 25% of the underlying shares on August 21, 2010 and with respect to 75% of the underlying shares on December 30, 2010 when vesting was accelerated due to the achievement of a “capitalization threshold event.”

(4)

Represents options granted on July 5, 2012 that vested with respect to one-sixth (1/6) of the underlying shares on each of July 5, 2013 and 2014 and with respect to one-third (1/3) of the underlying shares on each of July 5, 2015 and 2016.

(5)

Represents options granted on August 7, 2013 that vested or are scheduled to vest with respect to one-seventh (1/7) of the underlying shares on August 7, 2014 and with respect to two-sevenths (2/7) of the underlying shares on each of August 7, 2015, 2016 and 2017.

(6)	Represents options granted on October 20, 2015 that vested or are scheduled to vest one-sixth (1/6) on each of October 20, 2015, 2016, 2017, 2018, 2019 and 2020.
(7)	Represents options granted on October 7, 2014 that vested or are scheduled to vest 25% on each of October 7, 2015, 2016, 2017 and 2018.

Option Exercises

No options were exercised during the year ended December 31, 2016.

Employment Agreements

We have employment agreements with all of our NEOs other than Mr. Murphy, and below is a summary of their material terms.

Employment Agreement with Edward D. Bednarcik

Effective September 8, 2014, we entered into an employment agreement with Mr. Bednarcik (the “Bednarcik Agreement”) pursuant to which Mr. Bednarcik agreed to serve as our Chief Executive Officer. The employment period under the Bednarcik Agreement began on September 8, 2014 (the “Bednarcik Effective Date”) and ends on September 8, 2019, but may be terminated by the Company at any time prior to such date for cause (as defined below) or without cause. Pursuant to the Bednarcik Agreement, Mr. Bednarcik is entitled to a base salary of $400,000 and benefits generally available to other senior executives of the Company. Mr. Bednarcik is also eligible to receive a performance bonus with respect to each calendar year (or partial calendar year) based upon a bonus plan to be determined annually by the Board (or the Compensation Committee) and criteria that will be presented by the Board (or the Compensation Committee) to Mr. Bednarcik promptly following the first meeting of the Board during each fiscal year. The level of such performance bonus will be the sum of (x) up to 50% of Mr. Bednarcik’s base salary, based on Mr. Bednarcik’s satisfaction of the criteria specified by the Board, which bonus will be paid 50% in cash and 50% in restricted stock units of common stock (“Restricted Stock Units”), with 50% of such Restricted Stock Units vesting immediately and 50% of such Restricted Stock Units vesting over a two-year period, in two equal increments on the first and second anniversaries of the award date, and (y) up to 100% of Mr. Bednarcik’s base salary, based on the Board’s evaluation, in its sole discretion, of the Company’s operating results during such year as measured against criteria previously presented by the Board, which bonus will be paid 25% in cash and 75% in Restricted Stock Units, with 100% of such Restricted Stock Units vesting over a two-year period, in two equal increments on the first and second anniversaries of the award date. The Bednarcik Agreement provides that, at Mr. Bednarcik’s option, on each Restricted Stock Unit vesting date, he may sell up to one-third of the stock vesting on such date back to the Company, and the Company will purchase such stock at a price equal to the published closing price of the Company’s common stock on such date.

In connection with his appointment, Mr. Bednarcik was also granted options to purchase an aggregate of 15,500,000 shares of common stock at an exercise price of $0.18 per share, subject to the terms of the Equity Plan. The options vest (i) 25% on each anniversary of the Bednarcik Effective Date, provided that Mr. Bednarcik remains employed by the Company as of such time, (ii) in full as of the business day immediately preceding a “change of control” of the Company, or (iii) in full upon the termination of Mr. Bednarcik’s employment due to Mr. Bednarcik’s retirement as determined by the Board in its sole and absolute discretion. In the event the Company terminates Mr. Bednarcik’s employment for reasons other than “cause” or change of control, or if he resigns for “good reason”, Mr. Bednarcik will be entitled to receive severance in an amount equal to 12 months of his base salary.

For purposes of the Bednarcik Agreement, “cause” is defined as (i) being convicted or pleading guilty or no contest to any felony or to any other crime involving fraud or moral turpitude with respect to us or any of our customers or suppliers, (ii) reporting to work under the influence of alcohol (unless related to lawful consumption of alcohol in the ordinary course of the business) or illegal drugs, (iii) the use of illegal drugs (whether or not at the workplace), (iv) commission of an act of deceit, fraud, perjury or embezzlement causing us substantial public disgrace or disrepute or substantial economic harm, (v) substantial and repeated failure to perform duties as reasonably directed by the Board that causes, or could reasonably be expected to cause, harm to us and which Mr. Bednarcik fails to cure, if curable, within ten (10) business days of receipt of written notice of such event, (vi) any improper act intentionally aiding or abetting a competitor, supplier or customer of ours to the material disadvantage or detriment of the Company or our subsidiaries, (vii) breach of fiduciary duty to, or gross negligence or willful misconduct with respect to Mr. Bednarcik’s duties to us or (viii) any other willful material breach of the Bednarcik Agreement, or any breach by Mr. Bednarcik of certain sections of the Bednarcik Agreement, in either case, if curable, which Mr. Bednarcik fails to cure within thirty (30) days of receipt of written notice of such event.

For purposes of the Bednarcik Agreement, “good reason” means if Mr. Bednarcik resigns from employment with us prior to the end of the employment period as a result of (i) our reduction of the amount of his base salary, (ii) material diminution in Mr. Bednarcik’s duties, title or position (including without limitation removal from the Board ), (iii) a material reduction by us in the kind or level of employee benefits to which Mr. Bednarcik is entitled immediately prior to such reduction (other than a reduction generally applicable to all senior executives of the Company), or (iv) our material breach of the Bednarcik Agreement; provided that (a) written notice of Mr. Bednarcik’s resignation for good reason must be delivered to us within ninety (90) days after the occurrence of any such event (which resignation may be subject to our failure to cure within thirty days ) in order for Mr. Bednarcik's resignation with good reason to be effective; (b) we shall have thirty (30) days after receipt of such notice during which we may remedy the occurrence giving rise to the claim for good reason termination, if applicable, and, if we cure such occurrence within such thirty (30)-day period, there shall be no good reason; and (c) Mr. Bednarcik must actually resign within sixty (60) days following delivery of such notice.

Offer Letter with Denis M. Murphy

Effective September 5, 2016, we entered into an offer letter with Mr. Murphy (the “Murphy Letter”) pursuant to which Mr. Murphy agreed to serve as our Chief Financial Officer. The employment period under the Murphy Letter began on October 3, 2016 (the “Murphy Effective Date”) and may be terminated by the Company at any time prior to such date for cause (as defined below) or without cause. Pursuant to the Murphy Letter, Mr. Murphy is entitled to a base salary of $300,000 and benefits generally available to other senior executives of the Company. Mr. Murphy is also eligible to receive a performance bonus with respect to each calendar year (or partial calendar year) based upon a bonus plan to be determined annually by the Board (or the Compensation Committee) and criteria that will be presented by the Board (or the Compensation Committee) to Mr. Murphy. The level of such performance bonus will be the sum of (x) up to 25% of Mr. Murphy’s base salary, based on Mr. Murphy’s satisfaction of the criteria specified by the Board, and (y) up to 25% of Mr. Murphy’s base salary, based on the Board’s evaluation, in its sole discretion, of the Company’s operating results during such year as measured against criteria previously presented by the Board. The bonus will be paid 75% in cash and 25% in Restricted Stock Units or options to purchase such common stock.

In connection with his appointment, Mr. Murphy was also granted options to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.04 per share, subject to the terms of the Equity Plan. The options vest (i) 25% on each anniversary of the Murphy Effective Date, provided that Mr. Murphy remains employed by the Company as of such time, (ii) in full as of the business day immediately preceding a “change of control” of the Company, or (iii) in full upon the termination of Mr. Murphy’s employment due to Mr. Murphy’s retirement as determined by the Board in its sole and absolute discretion. In the event the Company terminates Mr. Murphy’s employment for reasons other than “cause” or change of control, or if he resigns for “good reason”, Mr. Murphy will be entitled to receive severance in an amount equal to 6 months of his base salary.

For purposes of the Murphy Letter, “cause” is defined as (i) commission of an act of fraud, malfeasance, recklessness or gross negligence against the Company or any of its personnel, or in connection with the performance of his duties of employment, (ii) commission of any act which is materially injurious to the Company, its personnel, its interests or its reputation, (iii) being convicted or pleading guilty or no contest to any felony or to any other crime involving fraud or moral turpitude, or (iv) failure to fulfill his duties and/or responsibilities of employment.

Employment Agreement with Fredric Maxik

On October 20, 2015, we entered into an employment agreement with Mr. Maxik (the “Maxik Agreement”). The Maxik Agreement provides for a five-year term that commenced on January 1, 2015 and ends on January 1, 2020 (the “Maxik Employment Period”), unless terminated earlier in accordance with the Maxik Agreement. During the Maxik Employment Period, Mr. Maxik is entitled to (a) an annual base salary of $399,000 (the “Maxik Base Salary”), (b) a car allowance of up to $1,200 per month and (c) benefits generally available to other senior executives of the Company. Mr. Maxik is also eligible to (x) receive a performance bonus with respect to each calendar year (or partial calendar year) during the Maxik Employment Period based upon a bonus plan to be determined annually by the Board (or the compensation committee of the Board) and (y) participate in any executive bonus plan in which senior executives of the Company participate as the Board, in its sole discretion, may from time to time establish, at a level commensurate with Mr. Maxik’s position with the Company.

Pursuant to the Maxik Agreement, we granted Mr. Maxik employee stock options to purchase an aggregate of 13,964,257 shares of common stock at an exercise price of $0.11 per share (the “Maxik Options”), 3,126,707 of which are governed by the terms of an Employee Incentive Stock Option Agreement (the “Maxik ISO Agreement”) and 10,837,550 of which are governed by the terms of a Non-Qualified Stock Option Agreement (the “Maxik NQSO Agreement”). The Maxik Agreement provides that, unless vested or accelerated sooner in accordance with the terms of the Equity Plan, the Maxik Options will vest and become exercisable in six equal tranches over a five-year period, with the first tranche vesting on the grant date, the second tranche vesting on the first anniversary of the grant date, and the remaining tranches vesting annually thereafter, such that the final tranche vests on the fifth anniversary of the grant date. Each Maxik Option is also subject to the terms and conditions of the Equity Plan. Except as described above, the Maxik ISO Agreement and Maxik NQSO Agreement are materially consistent with the form of Employee Incentive Stock Option Agreement and the form of Non-Qualified Stock Option Agreement attached as Appendix C and Appendix D, respectively, to the Definitive Information Statement on Schedule 14C filed by the Company on September 11, 2014.

The Maxik Agreement contains customary confidentiality, non-competition and non-solicitation provisions. If Mr. Maxik’s employment is terminated by us without “cause” or if he resigns for “good reason,” we would be required to continue to pay him the Maxik Base Salary for a period of one (1) year following the date of termination, subject to Mr. Maxik’s execution of a general release, and the portion of the Maxik Options that would have vested in the year his employment terminates will vest on the date of termination and be exercisable for 90 days thereafter. If Mr. Maxik’s employment is terminated for “cause,” no portion of the Maxik Options will continue to be exercisable as of the date of such termination.

For purposes of the Maxik Agreement, “cause” is defined as one or more of the following: (i) being convicted or pleading guilty or nolo contendere to any felony or other crime involving dishonesty, disloyalty or fraud with respect to the us or any of our subsidiaries or any of our customers or suppliers, or otherwise; (ii) reporting to work under the influence of alcohol (unless related to lawful consumption of alcohol in the ordinary course of the business) or illegal drugs; (iii) the use of illegal drugs (whether or not at the workplace); (iv) improper actions causing us or any of our subsidiaries substantial public disgrace or disrepute or substantial economic harm, (v) substantial and repeated failure to perform duties as reasonably directed by the chief executive officer that causes, or could reasonably be expected to cause, harm to us or our subsidiaries and which Mr. Maxik fails to cure, if curable, within ten (10) business days of receipt of written notice of such event; (vi) any improper act or omission aiding or abetting any of our or our subsidiaries’ competitors, suppliers or customers to our or our subsidiaries’ material disadvantage or detriment; (vii) breach of fiduciary duty, gross negligence or willful misconduct with respect to us or any of our subsidiaries; or (viii) any other material breach of the Maxik Agreement or any other written agreement between Mr. Maxik and us or any of our affiliates, or any breach by Mr. Maxik of certain sections of the Maxik Agreement, in each case, if curable, which Mr. Maxik fails to cure within thirty (30) days of receipt of written notice of such event.

Employment Agreement with Wayne Nesbit

On September 23, 2014, we entered into an employment agreement with Mr. Nesbit (the “Nesbit Agreement”) pursuant to which Mr. Nesbit agreed to serve as our Chief Operations Officer. The Nesbit Agreement has an employment period that began on September 23, 2014 (the “Nesbit Effective Date”) and ends on September 23, 2019, but may be terminated by the Company at any time prior to such date for cause (as defined below) or without cause. Pursuant to the Nesbit Agreement, Mr. Nesbit is entitled to a base salary of $300,000 and benefits generally available to other employees. Mr. Nesbit is also entitled to relocation assistance of up to $15,000, which includes without limitation temporary lodging while in the process of searching for permanent housing. Mr. Nesbit is also eligible to receive a performance bonus with respect to each calendar year (or partial calendar year) based upon a bonus plan to be determined annually by the Board (or the Compensation Committee) and criteria that will be presented by the Board (or the Compensation Committee) to Mr. Nesbit promptly following the first meeting of the Board during each fiscal year. The level of such performance bonus will be the sum of (x) up to 50% of Mr. Nesbit’s base salary, based on Mr. Nesbit’s satisfaction of the criteria specified by the Board, which bonus will be paid 50% in cash and 50% in Restricted Stock Units, and (y) up to 100% of Mr. Nesbit’s base salary, based on criteria determined by the Board, in its sole discretion related to the Company’s operating results during such year, which bonus will be paid 100% in Restricted Stock Units. The Nesbit Agreement provides that any Restricted Stock Unit awards will vest in two equal increments on the first and second anniversaries of the award date (but in the event that a vesting according to the above schedule would be after the fifth anniversary of the Nesbit Effective Date, such vesting shall be accelerated to the last business day proceeding the fifth anniversary of the Nesbit Effective Date), and at Mr. Nesbit’s option, on each Restricted Stock Unit vesting date he may sell up to one-third of the stock vesting on such date back to the Company, and the Company will purchase such stock at a price equal to the published closing price of the Company’s common stock on such date.

In connection with his appointment, Mr. Nesbit was also granted options to purchase an aggregate of 12,300,000 shares of common stock on October 7, 2014, at an exercise price of $0.18 per share, subject to the Equity Plan. The options vest (i) 25% on each anniversary of the grant date, provided that Mr. Nesbit remains employed by the Company as of such time, (ii) in full as of the business day immediately preceding a “change of control” of the Company, or (iii) in full upon the termination of Mr. Nesbit’s employment due to Mr. Nesbit’s retirement as determined by the Board in its sole and absolute discretion. In the event the Company terminates Mr. Nesbit’s employment for reasons other than “cause” or a change of control, or if he resigns for “good reason”, Mr. Nesbit will be entitled to receive severance in an amount equal to his base salary payable in regular installments for the lesser of (a) one year, or (b) the length of Mr. Nesbit’s employment period.

For purposes of the Nesbit Agreement, “cause” is defined as: (i) being convicted or pleading guilty or no contest to any felony or other crime involving dishonesty, disloyalty or fraud with respect to us or any of our customers or suppliers, or otherwise, (ii) reporting to work under the influence of alcohol or illegal drugs, (iii) the use of illegal drugs (whether or not at the workplace), (iv) improper actions causing us substantial public disgrace or disrepute or substantial economic harm, (v) substantial and repeated failure to perform duties as reasonably directed by the Chief Executive Officer that causes, or could reasonably be expected to cause, harm to us and which Mr. Nesbit fails to cure, if curable, within ten (10) business days of receipt of written notice of such event, (vi) any improper act or omission aiding or abetting a competitor, supplier or customer of ours to the material disadvantage or detriment of us, (vii) breach of fiduciary duty, gross negligence or willful misconduct with respect to the Company or (viii) any other material breach of the Nesbit Agreement or any other written agreement between Mr. Nesbit and the Company or any of its affiliates, or any breach by Mr. Nesbit of certain sections of the Nesbit Agreement, in either case, if curable, which Mr. Nesbit fails to cure within thirty (30) days of receipt of written notice of such event.

For purposes of the Nesbit Agreement, “good reason“ means if Mr. Nesbit resigns from employment with us prior to the end of the employment period as a result of (i) our reduction of the amount of his base salary, (ii) material diminution in Mr. Nesbit's duties, title or position, or (iii) our material breach of the Nesbit Agreement; provided that (a) written notice of Mr. Nesbit's resignation for good reason must be delivered to us within thirty (30) days after the occurrence of any such event in order for Mr. Nesbit's resignation with good reason to be effective, (b) we shall have thirty (30) days after receipt of such notice during which we may remedy the occurrence giving rise to the claim for good reason termination, if applicable, and, if we cure such occurrence within such thirty (30)-day period, there shall be no good reason and (c) Mr. Nesbit must actually resign within sixty (60) days following the event constituting good reason.

Equity Compensation Plan Information

Amended and Restated Equity-Based Compensation Plan

We currently have one equity-based compensation plan, the 2012 Amended and Restated Equity-Based Compensation Plan (the “Equity Plan”). Awards granted under the Equity Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code (the “Code”), stock options other than incentive stock options, which are not qualified under Section 422 of the Code, stock appreciation rights, restricted stock, phantom stock, bonus stock and awards in lieu of obligations, dividend equivalents and other stock-based awards. As of December 31, 2016, there were 155.0 million shares authorized for issuance under the Equity Plan and 90.4 million shares remaining for future grants. Awards may be granted to employees, members of the Board, and consultants. The Equity Plan is generally administered by the Compensation Committee. Vesting periods and terms for awards are determined by the plan administrator. The exercise price of each stock option or stock appreciation right must be equal to or greater than the market price of the Company’s stock on the date of grant and no stock option or stock appreciation right granted may have a term in excess of ten years.

2011 Employee Stock Purchase Plan

On February 10, 2011, the Board adopted the Lighting Science Group Corporation 2011 Employee Stock Purchase Program (the “2011 ESPP”).

All of our employees and any employees of any of our designated subsidiaries are eligible to participate in the 2011 ESPP, subject to certain exceptions. The total number of shares of common stock that may be purchased by eligible employees under the 2011 ESPP is 2.0 million shares, subject to adjustment. The 2011 ESPP is a qualified employee stock purchase plan under Section 423 of the Code and was approved by our stockholders at the annual meeting on August 10, 2011.

The purpose of the 2011 ESPP is to provide our employees and employees of our designated subsidiaries with an opportunity to acquire a proprietary interest in the Company. Accordingly, the 2011 ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount to the market value through voluntary systematic payroll deductions. The purchase price for each purchase period will be 85% of the fair market value of a share of our common stock on the purchase date, rounded up to the nearest whole cent. Unless sooner terminated by the Board, the 2011 ESPP will remain in effect until December 31, 2020.

The following table sets forth information as of December 31, 2016, with respect to compensation plans under which shares of our common stock could have been issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders - Equity Plan	58,406,819		$0.26		90,429,463

Equity Compensation Plans Approved by Security Holders - 2011 Employee Stock Purchase Plan	20,150	(1)	$0.06	(2)	1,755,053

(1) Represents shares of common stock issued pursuant to the 2011 ESPP

(2) Represents the average purchase price for shares issued pursuant to the 2011 ESPP

Estimated Benefits and Payments upon Termination of Employment or Change of Control

We have entered into employment agreements with each of our NEOs other than Mr. Murphy, which provide severance benefits in the event the executive officer’s employment is terminated by us without cause or the executive officer is terminated without cause in connection with a change in control, in consideration of a release of potential claims and other customary covenants. These benefits range from 6 months to 12 months of their base salary. In addition, all stock options held by our NEOs provide for full acceleration of unvested stock options upon a change of control of our Company. Our Board and Compensation Committee have determined it appropriate to have these termination-related benefits in place to preserve morale and productivity, and encourage retention in the face of potentially disruptive circumstances that might cause an executive to be concerned that his or her employment is in jeopardy or that might involve an actual or rumored change in control of our Company. We believe that our change of control benefits are generally in line with packages offered to executives in our industry.

The following table describes the potential payments and benefits upon termination of our NEOs’ employment before or after a change in control of our Company as described above, as if each officer’s employment terminated as of December 31, 2016.

Name	Severance Amount ($)	Accelerated Vesting of Stock Options ($) (1)	Accelerated Vesting of Restricted Stock ($) (1)	Benefit Continuation ($)	Total ($)

Edward D. Bednarcik
Termination without cause	400,000	-	NA	NA	400,000
Voluntary (Good Reason)	400,000	-	NA	NA	400,000
Voluntary/Death/Disability	NA	NA	NA	NA	NA
Change in Control	NA	-	NA	NA	-
Denis M. Murphy
Termination without cause	150,000	-	NA	NA	150,000
Voluntary (Good Reason)	150,000	-	NA	NA	150,000
Voluntary/Death/Disability	NA	NA	NA	NA	NA
Change in Control	NA	-	NA	NA	-
Fredric Maxik
Termination without cause	399,000	-	NA	NA	399,000
Voluntary (Good Reason)	399,000	-	NA	NA	399,000
Voluntary/Death/Disability	NA	NA	NA	NA	NA
Change in Control	NA	-	NA	NA	-
Wayne Nesbit
Termination without cause	300,000	-	NA	NA	300,000
Voluntary (Good Reason)	300,000	-	NA	NA	300,000
Voluntary/Death/Disability	NA	NA	NA	NA	NA
Change in Control	NA	-	NA	NA	-

Director Compensation Table

Directors who are employees of our Company receive no additional compensation for their service on our Board or its committees. The following table shows the overall compensation earned for the 2016 fiscal year with respect to each person who was a non-employee director as of December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Craig Cogut (2)	-	-	12,340	(3)	-	-	-	12,340
Sanford R. Climan	-	-	12,340	(4)	-	-	-	12,340
David R. Crane	-	-	7,418	(5)	-	-	-	7,418
Richard H. Davis, Jr. (2)	-	-	14,808	(6)	-	-	-	14,808
Joel Haney (2)	-	-	7,418	(7)	-	-	-	7,418
Donald R. Harkleroad	-	-	14,808	(8)	-	-	-	14,808
Dennis McGill	-	-	12,340	(9)	-	-	-	12,340
Jonathan Rosenbaum	-	-	13,883	(10)	-	-	-	13,883
Peter Scarpelli	-	-	-	(11)	-	-	-	-

(1)

Represents the total grant date fair value, as determined under FASB ASC Topic 718, of all awards granted to the director during fiscal year 2016, as applicable. Assumptions used to calculate these amounts are included in Note 14, “Equity Based Compensation Plans,” to our consolidated financial statements for the year ended December 31, 2016, which can be found in our Original Filing.

(2)

Messrs. Cogut, Davis and Haney have served on the Board as designees of Pegasus Capital. Pursuant to the policies of Pegasus Capital, any fees paid to Messrs. Cogut and Davis are for the benefit of Pegasus Capital.

(3)	Pursuant to the compensation structure adopted by the Board, Mr. Cogut received options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share.
(4)	Pursuant to the compensation structure adopted by the Board, Mr. Climan received options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share.
(5)	Pursuant to the compensation structure adopted by the Board, Mr. Crane received options to purchase 120,219 shares of common stock at an exercise price of $0.07 per share.
(6)	Pursuant to the compensation structure adopted by the Board, Mr. Davis received options to purchase 240,000 shares of common stock at an exercise price of $0.07 per share.
(7)	Pursuant to the compensation structure adopted by the Board, Mr. Haney received options to purchase 120,219 shares of common stock at an exercise price of $0.07 per share.
(8)	Pursuant to the compensation structure adopted by the Board, Mr. Harkleroad received options to purchase 240,000 shares of common stock at an exercise price of $0.07 per share.
(9)	Pursuant to the compensation structure adopted by the Board, Mr. McGill received options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share.
(10)	Pursuant to the compensation structure adopted by the Board, Mr. Rosenbaum received options to purchase 225,000 shares of common stock at an exercise price of $0.07 per share.
(11)	Mr. Scarpelli did not receive compensation during 2016 for service rendered as a member of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of April 26, 2017 by each person known to us to own beneficially 5% or more of the outstanding common stock, each director, named executive officers and the directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 217,787,020 shares of common stock issued and outstanding (which excludes 2,505,000 treasury shares) as of April 26, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the Record Date by that stockholder are deemed outstanding.

	Common Stock
Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Executive Officers
Edward D. Bednarcik	7,750,000	(2)	3.4%
Fredric Maxik	6,642,239	(3)	3.0%
Wayne Nesbit	6,150,000	(4)	2.8%
Denis Murphy	-		-
Non-Employee Directors
Craig Cogut (5)(6)	676,658,473	(7)	92.5%
Sanford R. Climan	510,685	(8)	*
David Crane	120,219	(9)	*
Richard H. Davis, Jr.	123,636	(10)	*
Donald Harkleroad	1,688,093	(11)	*
Dennis McGill	531,590	(12)	*
Jonathan Rosenbaum	911,874	(13)	*
Peter Scarpelli	-		-
Joel Haney	-		-
Directors and Executive Officers as a Group (13 persons)	701,086,809		93.0%

Certain Persons
LED Holdings, LLC (6)(14)	20,972,495		9.6%
LSGC Holdings LLC (6)(14)	154,089,828	(15)	70.8%
PP IV (AIV) LED, LLC (6)(14)	154,089,828	(16)	70.8%
PP IV LED, LLC (6)(14)	154,089,828	(16)	70.8%
LSGC Holdings II LLC (6)(14)	92,056,785	(7)	41.7%
Pegasus Partners IV, L.P. (6)(14)	263,894,242	(7)	82.0%
PCA LSG Holdings, LLC (6)(14)	52,217,318	(7)	19.4%
LSGC Holdings III, LLC (6)(14)	347,820,030	(7)	61.5%
LSGC Holdings IIIa, LLC (6)(14)	47,368,422	(7)	17.9%
Pegasus Partners V, L.P. (6)(14)	347,820,030	(7)	61.5%
Serengeti Asset Management LP (17)	53,397,368	(18)	19.7%
Serengeti Lycaon MM L.P. (17)	37,026,315	(19)	14.5%
Serengeti Opportunities MM L.P. (17)	16,371,051	(20)	7.0%
Continental Casualty Company (21)	18,374,629	(22)	7.8%

* Less than 1%.

(1)

The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power.

(2)	Consists of shares of common stock isssuable to Mr. Bednarcik upon the exercise of stock options issued under the Equity Plan.
(3)	Includes 6,464,127 shares of common stock isssuable to Mr. Maxik upon the exercise of stock options issued under the Equity Plan.
(4)	Consists of shares of common stock isssuable to Mr. Nesbit upon the exercise of stock options issued under the Equity Plan.
(5)	Mr. Cogut serves as Managing Partner and Chairman of Pegasus Capital, our controlling stockholder.
(6)

The principal address and principal office of each of LED Holdings, LLC (“LED Holdings”), LSGC Holdings, LLC (“LSGC Holdings”), PP IV (AIV) LED, LLC (“PP IV (AIV)”), PP IV LED, LLC (“PP IV”), LSGC Holdings II LLC (“Holdings II”), LSGC Holdings III LLC (“Holdings III”), LSGC Holdings IIIa, LLC (“Holdings IIIa”), Pegasus Partners IV, L.P. (“Pegasus IV”), Pegasus Partners V, L.P. (“Pegasus V”), PCA LSG Holdings, LLC (“PCA Holdings”), and Mr. Cogut is c/o Pegasus Capital Advisors, L.P., 99 River Road, Cos Cob, CT 06807.

(7)

Pegasus IV is the managing member of LSGC Holdings and the sole member of Holdings II. Pegasus Investors IV, L.P. (“Pegasus Investors IV”) is the general partner of Pegasus IV and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors IV GP”) is the general partner of Pegasus Investors IV. Pegasus Investors IV GP is wholly owned by Pegasus Capital, LLC (“Pegasus LLC”). Pegasus V is the sole member of Holdings III. Pegasus Investors V, L.P. (“Pegasus Investors V”) is the general partner of Pegasus V. Pegasus Investors V (GP), L.L.C. (“Pegasus Investors V GP”) is the general partner of Pegasus Investors V and Pegasus LLC is the sole member of Pegasus Investors V GP. Pegasus LLC may be deemed to be directly or indirectly controlled by Mr. Cogut. By virtue of the foregoing, Pegasus IV, Pegasus Investors IV, Pegasus Investors IV GP, Pegasus LLC and Mr. Cogut may be deemed to beneficially own (i) the 20,972,495 shares of common stock held directly by LED Holdings; (ii) the 133,117,333 shares of common stock held directly by LSGC Holdings; (iii) the 2,877,314 shares of common stock held directly by Holdings II, 16,396,843 shares of common stock issuable upon conversion of shares of Series I Preferred Stock held directly by Holdings II, 20,691,578 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by Holdings II and 52,091,050 shares of common stock issuable upon exercise of warrants held directly by Holdings II. Additionally, Pegasus Investors IV, Pegasus Investors IV GP, Pegasus LLC and Mr. Cogut may be deemed to indirectly beneficially own 2,969,697 shares of common stock held directly by Pegasus IV and 14,777,932 shares of common stock issuable upon exercise of the Series K Warrant held directly by Pegasus IV. Furthermore, Pegasus LLC and Mr. Cogut may be deemed to indirectly beneficially own 1,464,950 shares of common stock held directly by PCA Holdings, 19,280,000 shares of common stock issuable upon conversion of shares of Series I Preferred Stock held directly by PCA Holdings, 8,947,368 shares of common stock issuable upon the conversion of shares of Series J Preferred Stock held directly by PCA Holdings and 22,525,000 shares of common stock issuable upon the exercise of warrants held directly by PCA Holdings. Pegasus LLC is the managing member of PCA Holdings. In addition, Pegasus V, Pegasus Investors V, Pegasus Investors V GP, Pegasus LLC and Mr. Cogut may be deemed to beneficially own the 65,451,578 shares of common stock issuable upon the conversion of the Series J Preferred Stock held directly by Holdings III, 51,578,948 shares of common stock issuable upon the conversion of the Series H Preferred Stock held directly by Holdings III, 47,368,422 shares of common stock issuable upon the conversion of the Series H Preferred Stock held by Holdings IIIa, a wholly owned subsidiary of Holdings III, 554,221 shares of common stock held directly by Holdings III and 182,866,861 shares of common stock issuable upon the exercise of warrants held directly by Holdings III. Each of Pegasus IV, Pegasus V, Pegasus Investors IV, Pegasus Investors V, Pegasus Investors IV GP, Pegasus Investors V GP, Pegasus LLC and Mr. Cogut disclaims beneficial ownership of any of the securities held by LED Holdings, Holdings II, Holdings III, Holdings IIIa, and PCA Holdings (and except in the case of Pegasus IV, the securities held by Pegasus IV) and this disclosure shall not be deemed an admission that any of Pegasus IV, Pegasus Investors IV, Pegasus Investors IV GP, Pegasus Investors V, Pegasus Investors V GP, Pegasus LLC or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) of the Exchange Act or for any other purpose. Furthermore, Mr. Cogut may be deemed to indirectly own the 5,000,000 shares of common stock issuable upon the exercise of warrants held directly by Pegasus Capital Partners IV, L.P. (“PCP IV”) and the 5,000,000 shares of common stock issuable upon the exercise of warrants held directly by Pegasus Capital Partners V, L.P. (“PCP V”). Pegasus Investors IV GP is the general partner of PCP IV and Pegasus Investors V GP is the general partner of PCP V. Pegasus Investors V GP is wholly owned by Pegasus LLC. Each of Pegasus Investors IV GP, Pegasus Investors V GP and Mr. Cogut disclaims beneficial ownership of any of the securities held by PCP IV and PCP V and this disclosure shall not be deemed an admission that Pegasus Investors IV GP, Pegasus Investors V GP or Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) of the Exchange Act or for any other purpose. Furthermore, Mr. Cogut may be deemed to indirectly own a portion of the 1,173,941 shares of common stock and options to purchase 1,564,942 shares of common stock, which were issued as payment of director fees to Pegasus Capital Advisors IV, L.P. (“Pegasus Capital IV”). Pegasus Capital Advisors IV GP, LLC (“Pegasus Capital IV GP”) is the general partner of Pegasus Capital IV and Mr. Cogut is the sole owner and managing member of Pegasus Capital IV GP. Mr. Cogut disclaims beneficial ownership of the securities held by Pegasus Capital IV, and this disclosure shall not be deemed an admission that Mr. Cogut is the beneficial owner of such securities for purposes of Section 13(d) of the Exchange Act or for any other purpose.

(8)

Represents 310,685 shares of common stock owned by Sanford R. Climan Living Trust, for which Mr. Climan serves as trustee, and 200,000 shares of common stock issuable to Mr. Climan upon the exercise of stock options issued as compensation for service on the Board.

(9)	Consists of shares of common stock issuable to Mr. Crane upon the exercise of stock options issued as compensation for service on the Board.
(10)	Represents shares of common stock held through an individual retirement account.
(11)

Includes (i) 259,808 shares of common stock owned by The Bristol Company and (ii) 779,021 and 6,250 shares of common stock issuable to Mr. Harkleroad and The Bristol Company, respectively, upon exercise of stock options issued under the Equity Plan. Mr. Harkleroad is the sole shareholder of The Bristol Company and may be deemed the beneficial owner of the shares held by The Bristol Company.

(12)	Consists of shares of common stock issuable to Mr. McGill upon the exercise of stock options issued as compensation for service on the Board.
(13)	Includes 707,833 shares of common stock issuable to Mr. Rosenbaum upon the exercise of stock options issued as compensation for service on the Board
(14)

The holdings reported are based on information contained in the Schedule 13D (Amendment No. 49) filed April 27, 2017 on behalf of LED Holdings, PP IV (AIV), PP IV, Pegasus Partners IV (AIV), L.P., Pegasus IV, LSGC Holdings, Holdings II, Holdings III, Holdings IIIa, PCP IV, PCA Holdings, Pegasus Investors IV, Pegasus Investors IV GP, Pegasus V, Pegasus Investors V, Pegasus Investors V GP, PCP V, Pegasus LLC, and Craig Cogut, as well as other information available to the Company.

(15)	LSGC Holdings may be deemed to indirectly beneficially own 20,972,495 shares of common stock held directly by LED Holdings.
(16)

PP IV (AIV) and PP IV may be deemed to indirectly beneficially own the 20,972,495 shares of common stock held by LED Holdings and the 133,117,333 shares of common stock held by LSGC Holdings due to their respective membership interests in LSGC Holdings.

(17)

The principal address and principal office of each of Serengeti Asset Management LP (“Serengeti LP”), Serengeti Lycaon MM L.P. (“Serengeti Lycaon”) and Serengeti Opportunities MM L.P. (“Serengeti Opportunities” and, together with Serengeti Lycaon, the “Serengeti Investors”) is 632 Broadway, 12th Floor, New York, NY 10012. The holdings reported are based on information contained in the Schedule 13G filed December 11, 2014 on behalf of Serengeti LP, J.L. Serengeti Management LLC (“J.L. Serengeti”) and Joseph A. LaNasa III and other information available to the Company.

(18)

Consists of (i) 5,263,158 shares of common stock issuable upon conversion of shares of Series H Preferred Stock held directly by Serengeti Opportunities, (ii) 10,526,316 and 3,157,894 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by Serengeti Lycaon and Serengeti Opportunities, respectively, and (iii) 26,500,000 and 7,950,000 shares of common stock issuable upon the exercise of Series J Warrants held directly by Serengeti Lycaon and Serengeti Opportunities, respectively. Serengeti LP acts as an investment adviser to, and manages investment accounts of Serengeti Lycaon and Serengeti Opportunities. Serengeti LP may be deemed to beneficially own securities owned by Serengeti Opportunities and Serengeti Lycaon. J.L. Serengeti is the general partner of Serengeti LP and may be deemed to control Serengeti LP and beneficially own securities owned by it. Joseph A. LaNasa III is the sole member of J.L. Serengeti and may be deemed to control J.L. Serengeti and beneficially own securities owned by it.

(19)

Consists of 10,526,316 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by Serengeti Lycaon and 26,500,000 shares of common stock issuable upon the exercise of Series J Warrants held directly by Serengeti Lycaon.

(20)

Consists of 5,263,158 shares of common stock issuable upon conversion of shares of Series H Preferred Stock held directly by Serengeti Opportunities, 3,157,894 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by Serengeti Opportunities and 7,950,000 shares of common stock issuable upon the exercise of Series J Warrants held directly by Serengeti Opportunities.

(21)	The principal address and principal office of Continental Casualty Company (“CCC”) is 333 South Wabash Avenue, Chicago, Illinois 60604.
(22)

Consists of 1,660,000 shares of common stock held directly by CCC, 11,674,211 shares of common stock issuable upon conversion of shares of Series I Preferred Stock held directly by CCC, 1,407,368 shares of common stock issuable upon conversion of shares of Series J Preferred Stock held directly by CCC and 3,543,050 shares of common stock issuable upon the exercise of Series J Warrants held directly by CCC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Parent Company

LSGC Holdings may be deemed to be our “parent” by virtue of its beneficial ownership of our voting securities. As of April 26, 2017, LSGC Holdings directly owned 133,117,333 shares of our common stock and indirectly owned an additional 20,972,495 shares of our common stock by virtue of its voting and dispositive control over shares held by its affiliate, LED Holdings. LSGC Holdings and LED Holdings are affiliates of Pegasus IV and Pegasus Capital, and they collectively hold approximately 92.5% of our common stock as of April 26, 2017 (calculated in accordance with Rule 13d-3 of the Exchange Act).

Related Party Transaction Policy

The Board has adopted a written policy with respect to the review, approval or ratification of related party transactions. The policy generally defines a related party transaction as a transaction or series of related transactions or any material amendment to any such transaction of $120,000 or more involving the Company and any executive officer of the Company, any director or director nominee of the Company, persons owning 5% or more of our outstanding stock at the time of the transaction, any immediate family member of any of the foregoing persons, or any entity that is owned or controlled by any of the foregoing persons or in which any such person serves as an executive officer or general partner or, together with all of the foregoing persons, owns 10% or more of the equity interests thereof.

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

In addition to the above policy, because we have entered into a number of transactions with affiliates of Pegasus Capital, the Board established a Committee of Independent Directors in December 2008 to consider the approval of, and to make recommendations to the Board or any committee thereof regarding, any related-party transactions from time to time between us and Pegasus Capital or its affiliates, our executive officers and/or our directors. On June 8, 2012, the Board adopted a charter for the Committee of Independent Directors in order to expand its authority to negotiate and approve or reject related party transactions between the Company and (i) Pegasus, (ii) our executive officers, (iii) our directors, or (iv) any other person or entity that may be deemed an affiliate or related party.

During fiscal 2016, the Committee of Independent Directors consisted of Messrs. Harkleroad and Rosenbaum. Each of the transactions described below was reviewed and approved by the Committee of Independent Directors except for the payments made to T&M Protection Resources.

Issuances of Preferred Shares

On February 23, 2016, pursuant to the Preferred Stock Subscription and Support Agreement entered into on September 11, 2015 with Holdings III and Pegasus IV (the “Subscription and Support Agreement”), we issued 3,000 Series J Securities to Holdings III for aggregate proceeds of $3.0 million. On July 19, 2016, we entered into Amendment No. 1 to Preferred Stock Subscription and Support Agreement (the “Subscription and Support Agreement Amendment” and the Subscription and Support Agreement, as amended by the Subscription and Support Agreement Amendment, the “Amended Subscription and Support Agreement”) to amend the definition of “Series J Securities Offering” to increase the number of Series J Securities we may issue to approved purchasers from an aggregate of 15,000 Series J Securities to an aggregate of 25,000 Series J Securities. On each of July 19, 2016 and November 21, 2016, pursuant to the Amended Subscription and Support Agreement, we issued 5,000 Series J Securities to Holdings III for aggregate proceeds of $10.0 million. In total, we issued 13,000 Series J Securities for aggregate proceeds of $13.0 million under the Amended Subscription and Support Agreement during 2016.

On January 27, 2017, we entered into a Series J Preferred Stock Subscription Agreement (the “2017 Subscription Agreement”) with Holdings III, pursuant to which we issued 3,000 units of Series J Securities to Holdings III for aggregate consideration of $3.0 million on such date. On February 3, 2017, pursuant to the 2017 Subscription Agreement, we issued 7,000 Series J Securities to Holdings III for aggregate proceeds of $7.0 million. On April 24, 2017, we entered into Amendment No. 1 to Series J Preferred Stock Subscription Agreement (the “Subscription Agreement Amendment” and, the 2017 Subscription Agreement, as amended by the Subscription Agreement Amendment, the “Amended 2017 Subscription Agreement”) to increase the number of Series J Securities we may issue to approved purchasers from an aggregate of 15,000 Series J Securities to an aggregate of 25,000 Series J Securities. On April 24, 2017, we issued 4,400 Series J Securities to Holdings III for aggregate proceeds of $4.4 million. As of April 26, 2017, an aggregate of 14,400 Series J Securities have been issued under the Amended 2017 Subscription Agreement, and we may issue up to an additional 10,600 Series J Securities to approved purchasers between January 27, 2017 and December 31, 2017 under the Amended 2017 Subscription Agreement.

Item 14. Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by KPMG LLP for professional services rendered in 2016 and 2015:

	2016	2015
Audit Fees	$760,000	$760,000
Tax Fees	-	4,047

Total Fees	$760,000	$764,047

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

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

All of the services rendered by KPMG LLP in 2016 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

May 1, 2017	By:	/S/ Edward D. Bednarcik
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

Exhibit Number	Descripion
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

21.1	Subsidiaries of Lighting Science Group Corporation (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K filed on April 14, 2017, File No. 0-20354, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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