Form 10-Q
period 2017-03-31
LIGHTING SCIENCE GROUP CORP
filed 2017-05-15
CIK 866970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of May 1, 2017, was 217,787,020 shares.

LIGHTING SCIENCE GROUP CORPORATION
AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,755,823	1,911,151
Restricted cash	3,000,000	3,000,000
Accounts receivable, net	5,775,963	4,112,809
Inventories	11,255,124	16,422,382
Prepaid expenses	1,229,804	962,516
Total current assets	23,016,714	26,408,858

Property and equipment, net	611,037	636,238
Intangible assets, net	3,571,538	3,496,169
Pegasus Commitment	-	40,000
Other long-term assets	106,765	107,430

Total assets	$27,306,054	$30,688,695

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit, net of debt issuance costs	$2,168,296	$5,785,020
Accounts payable	9,900,546	13,846,007
Accrued expenses	7,525,091	7,162,772
Total current liabilities	19,593,933	26,793,799

Note payable, net of debt issuance costs	29,387,805	28,858,578
Liabilities under derivative contracts	2,418,158	1,048,057
Total other liabilities	31,805,963	29,906,635

Total liabilities	51,399,896	56,700,434

Series H Redeemable Convertible Preferred Stock, $.001 par value, authorized 135,000 shares, 111,514 shares issued and outstanding as of March 31, 2017 and December 31, 2016	223,030,110	223,030,110
Series I Redeemable Convertible Preferred Stock, $.001 par value, authorized 90,000 shares, 57,365 shares issued and outstanding as of March 31, 2017 and December 31, 2016	114,736,096	114,736,096
Series J Redeemable Convertible Preferred Stock, $.001 par value, authorized 120,000 shares, 103,062 and 93,062 shares issued and outstanding as of March 31, 2017 and December 31, 2016	206,124,000	186,124,000
Series K Redeemable Preferred Stock, $.001 par value, authorized 40,000 shares, 20,106 shares issued and outstanding as of March 31, 2017 and December 31, 2016	20,106,030	20,106,030
	563,996,236	543,996,236
Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, authorized 975,000,000 shares, 220,292,020 shares issued as of March 31, 2017 and December 31, 2016, respectively	220,292	220,292
Additional paid-in capital	272,326,554	282,614,569
Accumulated deficit	(855,431,527)	(847,632,139)
Accumulated other comprehensive loss	(1,447,897)	(1,453,197)
Treasury stock, 2,505,000 shares as of March 31, 2017 and December 31, 2016, at cost	(3,757,500)	(3,757,500)
Total stockholders’ deficit	(588,090,078)	(570,007,975)
Total liabilities and stockholders’ deficit	$27,306,054	$30,688,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue	$9,337,305	$17,098,013
Cost of goods sold	7,355,672	13,619,103
Gross profit	1,981,633	3,478,910

Operating expense:
Selling, distribution and administrative	5,254,249	5,076,064
Research and development	730,334	1,080,999
Restructuring expense	409,199	-
Depreciation and amortization	139,397	221,073
Total operating expenses	6,533,179	6,378,136
Loss from operations	(4,551,546)	(2,899,226)

Other income (expense):
Interest expense	(1,705,726)	(1,612,446)
Related party interest expense	(138,300)	(138,300)
Increase in fair value of liabilities under derivative contracts	(1,410,101)	(78,734)
Other income, net	6,692	11,018
Total other income (expense)	(3,247,435)	(1,818,462)

Loss before income tax expense	(7,798,981)	(4,717,688)

Income tax expense	407	2,560

Net loss	(7,799,388)	(4,720,248)

Foreign currency translation loss	5,300	(186,162)

Comprehensive loss	$(7,794,088)	$(4,906,410)

Basic and diluted net loss per weighted average common share attributable to controlling stockholders	$(0.04)	$(0.02)
Basic and diluted net loss per weighted average common share attributable to noncontrolling stockholders	$(0.04)	$(0.02)

Basic and diluted weighted average number of common shares outstanding attributable to controlling stockholders	375,961,974	327,637,170
Basic and diluted weighted average number of common shares outstanding attributable to noncontrolling stockholders	105,546,568	98,060,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Treasury Stock	Total
Balance at December 31, 2016	220,292,020	$220,292	$282,614,569	$(847,632,139)	$(1,453,197)	$(3,757,500)	$(570,007,975)
Issuance of stock options for directors' compensation	-	-	(10,046)	-	-	-	(10,046)
Stock based compensation expense			(94,951)	-	-	-	(94,951)
Deemed dividends on Series J Redeemable Convertible Preferred Stock	-	-	(11,228,855)	-	-	-	(11,228,855)
Issuance of Series J Warrants	-	-	1,045,837	-	-	-	1,045,837
Net loss	-	-	-	(7,799,388)	-	-	(7,799,388)
Foreign currency translation adjustment	-	-	-	-	5,300	-	5,300
Balance at March 31, 2017	220,292,020	$220,292	$272,326,554	$(855,431,527)	$(1,447,897)	$(3,757,500)	$(588,090,078)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIGHTING SCIENCE GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,799,388)	$(4,720,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,397	221,073
Issuance of restricted stock and stock options for directors' compensation	(10,046)	11,903
Stock based compensation expense	(94,951)	544,651
Allowance for doubtful accounts receivable	37,115	(18,321)
Write-down of inventory	138,317	-
Increase in fair value of derivative contracts	1,410,101	78,734
Amortization of debt issuance costs	530,405	356,989
Medley discount accretion	194,768	194,768
Interest accrued on Medley Term Loan	161,912	155,133
Changes in operating assets and liabilities:
Accounts receivable	(1,700,697)	(2,801,122)
Inventories	5,028,837	4,237,884
Prepaid expenses	(276,465)	143,349
Other current and long-term assets	665	4,828
Accounts payable	(3,945,691)	(4,265,486)
Accrued expenses and other liabilities	356,715	(410,003)
Net cash used in operating activities	(5,829,006)	(6,265,868)
Cash flows from investing activities:
Purchases of property and equipment	(81,772)	(9,675)
Capitalized patents	(107,796)	(144,766)
Net cash used in investing activities	(189,568)	(154,441)
Cash flows from financing activities:
(Payments) to net proceeds from draws on lines of credit and other short-term borrowings	(3,912,615)	4,689,497
Payment of long-term debt	-	(18,748)
Debt issuance and debt amendment costs	(61,967)	-
Proceeds from issuance of common stock under equity compensation plans	-	282
Proceeds from issuance of Series J Redeemable Convertible Preferred Stock and Warrants	10,000,000	3,000,000
Fees incurred on issuance of preferred stock	(183,018)	(20,000)
Net cash provided by financing activities	5,842,400	7,651,031

Effect of exchange rate changes on cash	20,846	(186,162)

Net increase (decrease) in cash	(155,328)	1,044,560
Cash and cash equivalents balance at beginning of period	1,911,151	647,526
Cash and cash equivalents balance at end of period	$1,755,823	$1,692,086

Supplemental disclosures:
Interest paid during the period	$971,050	$994,676

Non-cash investing and financing activities:
Deemed dividends on Series J Redeemable Convertible Preferred Stock	$11,228,855	$3,807,957

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, intangible assets and other long-lived assets, legal contingencies, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Restricted Cash

As of March 31, 2017 and December 31, 2016, as required by the Company’s five-year term loan (as amended from time to time, the “Medley Term Loan”) with Medley Capital Corporation (“Medley”), the Company was required to maintain a minimum restricted cash balance of $3.0 million to collateralize the Medley Term Loan.

Accounts Receivable

The Company records accounts receivable at the invoiced amount when its products are shipped to customers or upon the completion of specific milestone billing requirements. The Company’s receivable balance is recorded net of allowances for amounts not expected to be collected from customers. This allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, aging of receivables and known collectability issues. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances that such amounts will not be collected. The Company reviews its allowance for doubtful accounts on a quarterly basis. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. Generally, the Company does not require collateral for its accounts receivable and does not regularly charge interest on past due amounts. As of March 31, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was $341,000 and $324,000, respectively.

As of March 31, 2017, $2.0 million of eligible accounts receivable were pledged as collateral for the three-year asset based revolving credit facility (as amended from time to time, the “FCC ABL”) entered into on April 25, 2014 with FCC, LLC d/b/a First Capital (“First Capital”). First Capital sold the FCC ABL to ACF FinCo I LP (“Ares”) in May 2015, and the FCC ABL, as amended from time to time, is hereinafter referred to as the “Ares ABL”.

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

Product Warranties

The Company generally provides a five-year limited warranty covering defective materials and workmanship of its products and such warranty may require the Company to repair, replace or reimburse the purchaser for the purchase price of the product. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to repair or replace its products under warranty. The following table summarizes changes in the warranty liability for the three months ended March 31, 2017:

Warranty liability as of December 31, 2016	$2,598,567
Additions to liability	83,999
Less warranty costs	(201,772)
Warranty liability as of March 31, 2017	$2,480,794

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

Cash Flows

In November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the effect that adoption will have on its consolidated financial statements.

Note 3. Liquidity and Capital Resources

As shown in the condensed consolidated financial statements, the Company has experienced significant historical net losses as well as negative cash flows from operations since its inception, resulting in an accumulated deficit of $855.4 million and stockholders’ deficit of $588.1 million as of March 31, 2017. As of March 31, 2017, the Company had cash and cash equivalents of $1.8 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the Medley Term Loan. The Company’s cash expenditures primarily relate to procurement of inventory and payment of salaries, employee benefits and other operating costs.

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

The Company’s cash flows were adversely affected by the loss of certain business from its largest customer, The Home Depot, following a 2015 product line review. Although the Company was selected to supply certain new products to The Home Depot under the new supplier buying agreement with The Home Depot that went into full effect in the second quarter of 2016, such new business only partially offset the negative effects of the lost business. As was the case under the Company’s prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products under the new supplier agreement.

As a result of the Company’s historical losses, the Company believes it will likely need to raise additional capital to fund its operations. Sources of additional capital may not be available in an amount or on terms that are acceptable to the Company, if at all. The Company’s complex capital structure, including its obligations to the holders of the outstanding shares of its Preferred Stock may make it more difficult to raise additional capital from new or existing investors or lenders. If the Company is not able to raise such additional capital, the Company may need to restructure or refinance its existing obligations, which restructuring or refinancing would require the consent and cooperation of the Company’s creditors and certain stockholders. In such event, the Company may not be able to complete a restructuring or refinancing on terms that are acceptable to the Company, if at all. If the Company is unable to obtain sufficient capital when needed, the Company’s business, compliance with its credit facilities and future prospects would be adversely affected.

Joint Venture

On March 20, 2017, the Company and its newly formed subsidiary, LSG MLS JV Holdings, Inc. (“LSG JV Holdings”), entered into an operating agreement (the “JV Operating Agreement”) with MLS Co., Ltd. (“MLS”) relating to the formation of Global Value Lighting, LLC (“GVL”). GVL was formed for the purpose of carrying out the manufacturing, marketing, sale and distribution of private label LED lighting products and services to retail and commercial customers in North America and South America (the “Joint Venture”). The Joint Venture is an integral part of the Company’s long-term strategy. As discussed further in Note 15, the Company may be required to make up to $7.65 million in additional capital contributions to GVL prior to May 8, 2018.

Outstanding Indebtedness

The Medley Term Loan is subject to the terms of the Term Loan Agreement, dated February 19, 2014 (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, the Company is required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels. As a condition to Medley’s consent to closing of the Joint Venture transaction, the Company is required to repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before June 1, 2017. The Company made the mandatory prepayment on May 8, 2017.

The Company had a three-year revolving credit facility with a maximum line amount of $22.5 million from Ares, which was governed by the terms of the Loan and Security Agreement, dated April 25, 2014 (as amended from time to time, the “Ares ABL Agreement”). As of March 31, 2017, the Company had $2.2 million in borrowings outstanding under the Ares ABL Agreement and additional borrowing capacity of $3.1 million. The maximum borrowing capacity under the Ares ABL Agreement was based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also requires the Company to maintain certain minimum EBITDA levels. The Company repaid the $1.3 million outstanding balance of the Ares ABL when it matured on April 25, 2017.

Preferred Stock

As of March 31, 2017, the Company had issued 103,062 units of securities (“Series J Securities”), including 3,000 and 7,000 Series J Securities issued to Holdings III on January 27, 2017 and February 3, 2017, respectively. On April 24, 2017 and May 8, 2017, the Company issued an additional 4,400 and 10,600 Series J Securities, respectively, to Holdings III. In each case, the Series J Securities were issued at a purchase price of $1,000 per Series J Security. The Company received aggregate gross proceeds of approximately $10.0 million from the issuances of Series J Securities during the three months ended March 31, 2017 and an additional $15.0 million from the issuances of Series J Securities on April 24, 2017 and May 8, 2017. Each Series J Security consists of (i) one share of Series J Convertible Preferred Stock (“Series J Preferred Stock”) and (ii) a warrant to purchase 2,650 shares of Common Stock, at an exercise price of $0.001 per share (the “Series J Warrants”).

Pursuant to the certificates of designation governing the Company’s Series H Convertible Preferred Stock (“Series H Preferred Stock”) and Series I Convertible Preferred Stock (“Series I Preferred Stock” and, collectively with the Series H Preferred Stock and the Series J Preferred Stock, the “Convertible Preferred Stock”), Pegasus has the right to cause the Company to redeem such shares at any time on or after March 27, 2017 and, if Pegasus were to exercise such right and cause the Company to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series would similarly have the right to request the redemption of their shares of Convertible Preferred Stock. Nonetheless, Pegasus has agreed that it will not exercise its optional redemption rights through November 14, 2019, The Company is also required to redeem the outstanding shares of Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require the Company to redeem such shares upon the uncured material breach of the Company’s obligations under its outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires the Company to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock. As of March 31, 2017, in the event the Company was required to redeem all of its outstanding shares of Convertible Preferred Stock and Series K Preferred Stock (collectively, the “Preferred Stock”), the Company’s maximum payment obligation would have been $564.0 million. Prior to the redemption of any shares of Preferred Stock, however, the Company would be required to repay its outstanding obligation under the Medley Term Loan, which was $31.0 million as of March 31, 2017.

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

As of March 31, 2017, based solely on a review of the Company’s balance sheet, the Company did not have legally available funds under Delaware law to satisfy the redemption of all of its outstanding shares of Preferred Stock. The certificate of designation governing the Series J Preferred Stock provides that if the Company does not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, the Company will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by the Company in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

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

Management’s Assessment Regarding the Company’s Ability to Continue as a Going Concern

In connection with the preparation of the financial statements for the three months ended March 31, 2017, the Company concluded that due to the Company’s historical cash flows and operating results, its existing and future obligations with respect to its outstanding indebtedness, the redemption rights of certain preferred stockholders and the Company’s obligations to make capital contributions to GVL (collectively, the “Liquidity Challenges”), substantial doubt exists regarding the Company’s ability to continue as a going concern. However, management believes that (i) certain events that have occurred since March 31, 2017, as discussed in further detail above and in Note 15, and (ii) certain actions expected to be implemented in 2017 will alleviate such substantial doubt. Specifically, management has concluded that it is probable that the following events will alleviate the substantial doubt raised by the Liquidity Challenges and, as a result, that the Company will be able to satisfy its estimated liquidity needs for 12 months from the issuance of the financial statements included in this report: (a) the issuance of an aggregate of 15,000 Series J Securities on April 24, 2017 and May 8, 2017 (the “Q2 Series J Issuances”), which provided $15.0 million in aggregate gross proceeds to the Company; (b) the payoff of the outstanding borrowings under the Ares ABL on April 25, 2017; (c) the expected cost savings resulting from headcount reductions in February 2017; (d) the Company’s expectations regarding the benefits of the Joint Venture that closed on May 8, 2017, including but not limited to anticipated improvements in gross margins and cash flows within the next 12 months; (e) Pegasus’s agreement that it will not exercise its optional redemption rights with respect to the Convertible Preferred Stock through November 14, 2019; and (f) Pegasus’s commitment to provide financial support to fund the Company’s operations and debt service requirements of up to $13.2 million for at least twelve months from April 12, 2017, all of which was funded in connection with the issuances of Series J Securities on April 24, 2017 and May 8, 2017, discussed in Note 15.

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

Note 4. Detail of Certain Balance Sheet Accounts

Inventories

Inventories consisted of finished goods as of March 31, 2017 and December 31, 2016 and were stated net of inventory reserves of $4.9 million and $5.4 million, respectively. The Company considered a number of factors in estimating the required inventory reserves, including (i) the focus of the business on the next generation of the Company’s products, which utilize lower cost technologies, (ii) the strategic focus on core products to meet the demands of key customers and (iii) the expected demand for the Company’s current generation of products, which is approaching the end of its life-cycle upon the introduction of the next generation of products.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated:

	March 31, 2017	December 31, 2016
Leasehold improvements	$343,149	$343,150
Office furniture and equipment	284,986	284,986
Computer hardware and software	7,897,097	7,928,538
Tooling, production and test equipment	4,134,405	4,055,255
Trailers	45,996	45,996
Construction-in-process	31,312	33,787
Total property and equipment	12,736,945	12,691,712
Accumulated depreciation	(12,125,908)	(12,055,474)

Total property and equipment, net	$611,037	$636,238

Depreciation related to property and equipment was $107,000 and $198,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 5. Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company’s intangible assets as of March 31, 2017 and December 31, 2016 are detailed below:

	Cost, Less Impairment Charges	Accumulated Amortization	Net Book Value	Estimated Remaining Useful Life (in years)

March 31, 2017:
Technology and intellectual property	$4,016,592	$(445,054)	$3,571,538	0.9	to	19.7

December 31, 2016:
Technology and intellectual property	$3,908,796	$(412,628)	$3,496,169	0.9	to	19.7

Total intangible asset amortization expense was $32,000 and $23,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 6. Debt Issuance Costs

The Company capitalizes its costs related to the issuance of long-term debt (including amendment fees) and amortizes these costs using the effective interest rate method over the life of the loan. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. The Company had net unamortized debt issuance costs of $1.6 million and $2.1 million as of March 31, 2017 and December 31, 2016, respectively. The Company amortized $530,000 and $357,000 of debt issuance costs for the three months ended March 31, 2017 and 2016, respectively.

Note 7. Lines of Credit and Note Payable

Ares ABL

The Ares ABL provided the Company with a maximum borrowing capacity of $22.5 million, calculated based on a formula of eligible accounts receivable and inventory. As of March 31, 2017, the Company had additional borrowing capacity of $3.1 million.

At March 31, 2017 and December 31, 2016, borrowings outstanding under the Ares ABL were as follows:

	March 31, 2017	December 31, 2016
Ares ABL, revolving line of credit	$2,168,296	$6,080,911
Less: Debt issuance costs	-	$(295,891)
Line of credit, net of debt issuance costs	2,168,296	5,785,020

As of March 31, 2017, loan collateral value included $1.7 million of accounts receivable and $4.7 million of inventory. Borrowings under the Ares ABL bear interest at a floating rate equal to one-month LIBOR plus 5.5% per annum. As of March 31, 2017, the interest rate on the Ares ABL was 6.29%.

The Company repaid the outstanding balance of the Ares ABL when it matured on April 25, 2017.

Medley Term Loan

The Medley Term Loan is a $30.5 million term loan facility that bears interest at a floating rate equal to three-month LIBOR plus 12% per annum, as follows: (i) up to 2% (at the Company’s election) of interest may be paid as “payment in kind” by adding such accrued interest to the unpaid principal balance of the Medley Term Loan and (ii) the remaining accrued interest amount is payable in cash monthly in arrears. As of March 31, 2017, the interest rate on the Medley Term Loan was 13.1%. Additionally, $3.0 million of the Medley Term Loan was funded directly into a deposit account to which Medley has exclusive access, to further secure the loan. This $3.0 million is recorded as restricted cash in the accompanying condensed consolidated balance sheets. The outstanding principal balance and all accrued and unpaid interest on the Medley Term Loan are due and payable on February 19, 2019.

At March 31, 2017 and December 31, 2016, borrowings outstanding under the Medley Term Loan were as follows:

	March 31, 2017	December 31, 2016
Medley Term Loan	$31,016,864	$30,660,183
Less: Debt issuance costs	$(1,629,059)	$(1,801,605)
Note payable, net of debt issuance costs	29,387,805	28,858,578

For the three months ended March 31, 2017 and 2016, the Company recognized $195,000 of interest expense for the accretion of the discounts to the balance of the Medley Term Loan related to the commitment fees and the Medley Warrants. In addition, the Company also recognized $162,000 and $155,000 of paid in kind interest accretion for the three months ended March 31, 2017 and 2016, respectively.

Note 8. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurement as of March 31, 2017
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Liabilities (Recurring):
Riverwood Warrants	$-	$-	$1,067,458
Pegasus Warrant	-	-	590,000
THD Warrant	-	-	15,798
Medley Warrants	-	-	348,601
Pegasus Guaranty Warrants	-	-	396,301
	$-	$-	$2,418,158

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs, as defined in Note 2 above, for the three months ended March 31, 2017:

		Realized and unrealized gains	Purchases, sales,	Transfers in
	Balance	(losses) included	issuances and	or out of	Balance
	December 31, 2016	in net loss	settlements	Level 3	March 31, 2017
Pegasus Commitment	$40,000	$(40,000)	$-	$-	$-
Riverwood Warrants	(345,568)	(721,890)	-	-	(1,067,458)
September 2012 Warrants	(40,000)	40,000	-	-	-
Pegasus Warrant	(191,000)	(399,000)	-	-	(590,000)
THD Warrant	(2,782)	(13,016)	-	-	(15,798)
Medley Warrants	(218,262)	(130,339)	-	-	(348,601)
Pegasus Guaranty Warrants	(250,445)	(145,856)	-	-	(396,301)

Total	$(1,008,057)	$(1,410,101)	$-	$-	$(2,418,158)

The following table is a reconciliation of the beginning and ending balances for assets and liabilities that were accounted for at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2016:

		Realized and unrealized gains	Purchases, sales,	Transfers in
	Balance	(losses) included	issuances and	or out of	Balance
	December 31, 2015	in net loss	settlements	Level 3	March 31, 2016
Pegasus Commitment	$214,400	$(5,600)	$-	$-	$208,800
Riverwood Warrants	(1,747,737)	1,810	-	-	(1,745,927)
September 2012 Warrants	(214,400)	5,600	-	-	(208,800)
Pegasus Warrant	(966,000)	1,000	-	-	(965,000)
THD Warrant	(63,635)	(16,516)	-	-	(80,151)
Medley Warrants	(565,776)	(25,274)	-	-	(591,050)
Pegasus Guaranty Warrants	(615,261)	(39,754)	-	-	(655,015)

Total	$(3,958,409)	$(78,734)	$-	$-	$(4,037,143)

Note 9. Stockholders’ Equity

For the three months ended March 31, 2017 and 2016, the Company recorded expense of $2,000 and $12,000, respectively, related to stock compensation for awards to the Company’s directors. For the three months ended March 31, 2017, there were forfeitures of stock compensation awards for directors of $12,000.

Warrants for the Purchase of Common Stock

As of March 31, 2017, the following warrants for the purchase of Common Stock were outstanding:

Warrant Holder	Reason for Issuance	Number of Common Shares	Exercise Price			Expiration Date

Investors in rights offering	Series D Warrants	1,535,801	$2.06	to	$2.07	March 3, 2022 through April 19, 2022

The Home Depot	Purchasing agreement	2,723,756		$0.79		December 31, 2017

Pegasus	Riverwood Warrants	18,092,511		Variable		May 25, 2022

Aquillian Investments LLC	Private Placement Series H	830,508		$1.18		September 25, 2017

Pegasus	Pegasus Warrant	10,000,000		Variable		May 25, 2022

Investors in Series J Follow-On Offering	Series J Warrants	273,114,300		$0.001		January 3, 2019 through February 3, 2022

Medley	Medley Warrants	10,000,000		$0.95		February 19, 2024

Pegasus	Pegasus Guaranty Warrants	10,000,000		$0.50		February 19, 2024

Pegasus	Series K Warrants	14,777,932		$0.12		December 31, 2025

		341,074,807

Note 10: Earnings (Loss) Per Share

The Company has two classes of Common Stock for financial reporting purposes only, with Common Stock attributable to controlling stockholders representing shares beneficially owned and controlled by Pegasus and the Common Stock attributable to noncontrolling stockholders representing the minority interest stockholders. For the three months ended March 31, 2017 and 2016, the Company computed net loss per share of noncontrolling stockholders and controlling stockholders of Common Stock using the two-class method. Net loss from operations is initially allocated based on the underlying common shares held by controlling and noncontrolling stockholders. The allocation of the net losses attributable to the Common Stock attributable to controlling stockholders is then reduced by the amount of the deemed dividends.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock:

	For the Three Months Ended March 31,
	2017		2016
	Controlling Stockholders	Noncontrolling Stockholders	Controlling Stockholders	Noncontrolling Stockholders
Basic and diluted net loss per share:
Net loss attributable to common stock	$(6,089,764)	$(1,709,624)	$(3,632,930)	$(1,087,318)
Deemed dividends related to the Series J Preferred Stock attributable to all shareholders	(8,767,492)	(2,461,363)	(2,930,787)	(877,170)
Undistributed net loss	$(14,857,256)	$(4,170,987)	$(6,563,717)	$(1,964,488)

Basic and diluted weighted average number of common shares outstanding	375,961,974	105,546,568	327,637,170	98,060,244

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period. The Series J Warrants have an exercise price of $0.001 per share of Common Stock, and are included in the weighted average number of shares of Common Stock outstanding as there are no conditions that must be satisfied before such warrant may be exercised into the shares of Common Stock underlying such warrants. Diluted earnings per share is computed in the same manner as basic earnings per share except the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method and convertible preferred shares using the if-converted method, unless the effect of such increases would be anti-dilutive. The Company had 283.8 million and 270.8 million common stock equivalents for the three months ended March 31, 2017 and 2016, respectively, which were not included in the diluted net loss per common share as the common stock equivalents were anti-dilutive, as a result of being in a net loss position.

Note 11: Related Party Transactions

Pegasus Capital is an affiliate of Pegasus IV and LSGC Holdings, which are the Company’s largest stockholders. Pegasus beneficially owned approximately 92.5% of the Common Stock as of March 31, 2017.

On January 27, 2017 and February 3, 2017, the Company issued 3,000 and 7,000 Series J Securities, respectively, to Holdings III pursuant to the Series J Preferred Stock Subscription Agreement dated January 27, 2017, between the Company and Holdings III (as amended from time to time, the “2017 Subscription Agreement”) for aggregate gross proceeds of $10.0 million.

On February 3, 2017, Pegasus purchased all of the outstanding membership interests of RW LSG Holdings LLC and renamed the entity LSGC Holdings IIIa, LLC. Such entity owns 45,000 shares of Series H Preferred Stock and is one of the preferred stockholders entitled to the redemption rights described in Note 3 above. Pegasus also purchased an aggregate of 49,000 shares of Series H Preferred Stock from three other preferred stockholders who, acting together, could also trigger redemption rights with respect to the Convertible Preferred Stock. In addition, warrants held by these parties, representing the right to purchase an aggregate of 8,000,000 shares of Common Stock, were purchased by Pegasus and subsequently cancelled. As a result of the foregoing transactions, Pegasus is currently the only preferred stockholder possessing the right to require the Company to, at any time on or after March 27, 2017, redeem its shares of Convertible Preferred Stock and,consequently, trigger the rights of all other holders of the applicable series to request the redemption of their shares of Convertible Preferred Stock. Nonetheless, Pegasus agreed that it will not exercise such redemption rights through November 14, 2019. Finally, on February 3, 2017, Pegasus also purchased warrants to purchase an aggregate of 18,092,511 shares of Common Stock from affiliates of Riverwood LSG Management Holdings LLC.

Note 12. Restructuring Expense

In February 2017, the Company implemented restructuring plan to increase efficiencies across the organization and lower the overall cost structure. This restructuring plan included a reduction in full time headcount in the United States, which was substantially completed at March 31, 2017 and is expected to be finalized by May 31, 2017. For the three months ended March 31, 2017, the Company incurred $409,000 of costs as a result of severance and termination benefits.

As of March 31, 2017, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other
	Reduction	Facilities	Exit Costs	Total
Accrued liability as of December 31, 2016	$20,000	$241,493	$4,200	$265,693
Charges	409,199	-	-	409,199
Payments	(99,837)	-	-	(99,837)
Accrued liability as of March 31, 2017	$329,362	$241,493	$4,200	$575,054

The remaining accrual of $575,000 as of March 31, 2017 is expected to be paid during the years ending December 31, 2017 and 2018.

Note 13. Concentrations of Credit Risk

For the three months ended March 31, 2017 and 2016, revenue from sales to one customer represented 81% and 91% of the Company’s total revenue, respectively.

As of March 31, 2017 and December 31, 2016, the Company had one customer whose accounts receivable balance represented 69% and 58% of accounts receivable, net of allowances.

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

The Company was also a defendant in an action brought by GE Lighting Solutions LLC (“GE Lighting”) in Federal District Court for the Northern District of Ohio in or about January 2013. GE Lighting asserted a claim of patent infringement against the Company under U.S Patent No. 6,787,999, entitled LED-Based Modular Lamp, and U.S. Patent No. 6,799,864, entitled High Power LED Power Pack for Spot Module Illumination, and sought monetary damages and an injunction. On May 10, 2017, the Company and GE Lighting entered into a Settlement and Patent Cross-License Agreement that resolved the matter and released the underlying claims. Pursuant to the agreement, among other things, each of the parties agreed to grant the other party non-exclusive licenses for the patents underlying the claims, and the Company agreed to pay GE Lighting $600,000, which is payable in four installments commencing on June 1, 2017 and ending on December 3, 2018.

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

Note 15. Subsequent Events

On April 24, 2017 and May 8, 2017, the Company issued 4,400 and 10,600 Series J Securities, respectively, to Holdings III pursuant to the 2017 Subscription Agreement for aggregate gross proceeds of $15.0 million.The Company repaid the $1.3 million outstanding balance of the Ares ABL when it matured on April 25, 2017.

The Company made the $5.0 million prepayment to Medley under the Medley Term Loan on May 8, 2017.

In connection with the closing of the Joint Venture transaction on May 8, 2017, the Company (through LSG JV Holdings) made an initial capital contribution of $5.1 million in cash to GVL and owns 51% of the membership interests of GVL. MLS made an initial capital contribution of $2.0 million in cash to GVL and is required to contribute an additional $2.9 million by May 15, 2017. MLS owns 49% of the membership interests of GVL. Upon the determination of GVL’s board of managers, each of LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of U.S. federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our future liquidity, financial performance and capital expenditures; the sufficiency of our existing cash and cash equivalents and other sources of liquidity to meet our working capital and capital expenditure needs for 12 months from the date of issuance of our financial statements; our ability to realize the synergies and benefits that we expect the joint venture with MLS Co., Ltd. to provide; expectations regarding cost restructuring efforts; our ability to successfully identify new customers and business opportunities and retain or expand our relationship with current customers; our ability to manage our supply chain; uncertainty with respect to product demand, product costs and end of life-cycle planning; our ability to execute on our strategic plan; our ability to attract and retain key personnel; our ability to maintain and enhance the quality, safety and efficacy of our products; general economic and business conditions in our markets and our ability to improve our gross profit and achieve profitability; and our expectations regarding the outcome in any pending and future litigation. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts” and similar terms and variations thereof. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason except as required by law.

Company Overview

Unless expressly indicated or the context requires otherwise, the terms “Lighting Science Group,” “we,” “us,” “our” or the “Company” refer to Lighting Science Group Corporation and, where appropriate, its wholly owned subsidiaries.

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

Recent Developments

Joint Venture Transaction. On March 20, 2017, we formed LSG MLS JV Holdings, Inc. (“LSG JV Holdings”) as a subsidiary and entered into an operating agreement (the “Operating Agreement”) with MLS Co., Ltd. (“MLS”) relating to the formation of Global Value Lighting, LLC (“GVL”). GVL was formed as a joint venture between us and MLS for the purpose of carrying out the manufacturing, marketing, sale and distribution of private label LED lighting products and services to retail and commercial customers in North America and South America. The joint venture is an integral part of our long-term strategy. We believe the joint venture will allow GVL to focus exclusively on the private label LED business, which to date has represented a significant portion of our revenues, while allowing us to focus on our technology business featuring product lines such as its proprietary HealthE™, VividGro®, and FreeLED™, which will be operated independently from GVL. In connection with the closing of the joint venture transaction on May 8, 2017, we (through LSG JV Holdings) made an initial capital contribution of $5.1 million in cash to GVL. MLS made an initial capital contribution of $2.0 million in cash to GVL and is required to contribute an additional $2.9 million to GVL by May 15, 2017. LSG JV Holdings owns 51% of the membership interests of GVL and MLS owns 49% of the membership interests of GVL. Upon the determination of GVL’s board of managers, LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the closing date.

Series J Issuances. On January 27, 2017, February 3, 2017, April 24, 2017 and May 8, 2017, we issued 3,000, 7,000, 4,400 and 10,600 units of our securities (“Series J Securities”), respectively, to LSGC Holdings III LLC (“Holdings III”), an affiliate of Pegasus Capital Advisors, L.P. (“Pegasus Capital”), for aggregate gross proceeds of $25.0 million, with each Series J Security consisting of (a) one share of our Series J Preferred Stock and (b) a warrant to purchase 2,650 shares of our common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $0.001 per share of Common Stock.

Credit Facilities. As of March 31, 2017, we had a three-year revolving credit facility from ACF Finco I LP (“Ares”) with $2.2 million in borrowings outstanding and additional borrowing capacity of $3.1 million (the “Ares ABL”), which was governed by the terms of the Loan and Security Agreement dated April 25, 2014, as amended from time to time. We repaid the $1.3 million outstanding balance of the Ares ABL when it matured on April 25, 2017.

As a condition to consenting to the closing of the joint venture transaction, Medley Capital Corporation (“Medley”), the lender under our five-year term loan (as amended from time to time, the “Medley Term Loan”), required that we repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before June 1, 2017. We made the mandatory prepayment on May 8, 2017.

Potential Transaction to Effect a Deregistration. On April 27, 2017, the board of directors (i) directed the Committee of Independent Directors (the “Independent Committee”) to evaluate the potential benefits and feasibility of a transaction to deregister our Common Stock, including a possible reverse stock split, and (ii) authorized the Independent Committee to, if necessary, engage an independent financial advisor to advise the Independent Committee with respect to any such transaction.

Financial Results

The following table sets forth our revenue, cost of goods sold and gross profit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Revenue	$9,337,305	$17,098,013
Cost of goods sold	7,355,672	13,619,103

Gross profit	$1,981,633	$3,478,910

Gross profit percentage	21.2%	20.3%

Our revenue is primarily derived from sales of our LED-based retrofit lamps and luminaires. Our revenue decreased by $7.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease in revenue was due to an $8.0 million decrease in sales to our largest customer, The Home Depot, Inc. (“The Home Depot”), which was slightly offset by a $203,000 increase in sales to commercial customers. The Home Depot, performed a periodic product line review relating to its entire private label LED lighting product offering in 2015 and, as a result, elected to purchase certain products previously supplied by us directly from overseas suppliers. Such products represented a significant percentage of our sales to The Home Depot in 2016, which is the primary reason for the decline in sales to The Home Depot for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.. Following the line review, we entered into a new supplier buying agreement with The Home Depot, which went into full effect in the second quarter of 2016.

Our gross profit is principally driven by the mix and quantity of products we sell. Our financial results are dependent upon the operating costs associated with our supply chain, including materials, labor and freight, and the level of our selling, distribution and administrative, research and development and other operating expenses. We continuously seek to improve our existing products and to bring new products to market. As a result, many of our products have short life cycles and, therefore, product life cycle planning is critical. At times, we may purchase excess components and other materials used in the manufacture and assembly of our products or we may manufacture finished products in excess of demand. In addition, components, materials and products may become obsolete earlier than expected. These circumstances may require us to record inventory reserves and provisions for expected losses on non-cancellable purchase commitments. When these circumstances are present, we may also incur additional expense as we adjust our supply chain and product life cycle planning.

For the three months ended March 31, 2017, our gross profit was 21.2% compared to 20.3% for the three months ended March 31, 2016.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Our actual results may differ from these estimates. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur, additional information is obtained and our operating environment changes.

We believe that our critical accounting policies relate to our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2016. See also Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 as set forth herein.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth statement of operations data and such data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Variance		Percentage of Revenue
	2017	2016	$	%	2017	2016

Revenue	$9,337,305	$17,098,013	(7,760,708)	-45.4%	100.0%	100.0%

Cost of goods sold	7,355,672	13,619,103	(6,263,431)	-46.0%	78.8%	79.7%

Selling, distribution and administrative	5,254,249	5,076,064	178,185	3.5%	56.3%	29.7%

Research and development	730,334	1,080,999	(350,665)	-32.4%	7.8%	6.3%

Restructuring expense	409,199	-	409,199		4.4%	0.0%

Depreciation and amortization	139,397	221,073	(81,676)	*	1.5%	1.3%

Interest expense, including related party	(1,844,026)	(1,750,746)	(93,280)	*	-19.7%	-10.2%

Increase in fair value of liabilities under derivative contracts	(1,410,101)	(78,734)	(1,331,367)	1691.0%	-15.1%	-0.5%

Other income, net	6,692	11,018	(4,326)	*	0.1%	0.1%

Income tax expense	407	2,560	(2,153)	*	0.0%	0.0%

Net loss	$(7,799,388)	$(4,720,248)	(3,079,140)	65.2%	-83.5%	-27.6%

* Variance is not meaningful

Revenue

Revenue decreased $7.8 million, or 45.4%, to $9.3 million for the three months ended March 31, 2017 from $17.1 million for the three months ended March 31, 2016. The decrease in revenue was due to an $8.0 million decrease in sales to The Home Depot, which was slightly offset by a $203,000 increase in sales to commercial customers for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Cost of Goods Sold

Cost of goods sold decreased $6.3 million, or 46.0%, to $7.4 million for the three months ended March 31, 2017 from $13.6 million for the three months ended March 31, 2016. The decrease in cost of goods sold was primarily due to the reduction in revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Cost of goods sold as a percentage of revenue decreased slightly for the three months ended March 31, 2017 to 78.8% (or a gross profit percentage of 21.2%) as compared to 79.7% (or a gross profit percentage of 20.3%) for the three months ended March 31, 2016.

Selling, Distribution and Administrative

Selling, distribution and administrative expense increased $178,000, or 3.5%, to $5.3 million for the three months ended March 31, 2017 from $5.1 million for the three months ended March 31, 2016. The increase in selling, distribution and administrative expense was due to a $600,000 expense for settlement of a lawsuit and a $379,000 increase in professional services, partially offset by a $445,000 decrease in stock-based compensation expense (as a result of headcount reductions and the reversal of previously recognized stock compensation expense recorded for unvested stock options), and a $110,000 decrease in facilities expense (as a result of vacating our Melbourne, Florida office in May 2016).

Research and Development

Research and development expense decreased $351,000, or 32.4%, to $730,000 for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The decrease in research and development expense was primarily a result of a $206,000 decrease in stock-based compensation expense (as a result of headcount reductions and the reversal of previously recognized stock compensation expense recorded for unvested stock options) and a $118,000 decrease in employee compensation expense (as a result of headcount reductions).

Restructuring Expense

In February 2017, we implemented a restructuring plan to increase efficiencies across the organization and reduce our overall cost structure. During the three months ended March 31, 2017, we recorded restructuring expense of $409,000 as a result of reductions in full time headcount in the United States. We expect that implementation of this plan will be finished by May 31, 2017, though it was substantially complete as of March 31, 2017.

Increase in Fair Value of Liabilities under Derivative Contracts

The change in the fair value of liabilities under derivative contracts is driven by several factors, including the change in the fair market value of our Common Stock, issuances of our Series J Preferred Stock and changes in the expected volatility of our Common Stock. The increase in fair value of liabilities under derivative contracts for the three months ended March 31, 2017 was $1.4 million, compared to an increase of $78,000 for the three months ended March 31, 2016, representing an increase of $1.3 million. The change was due to the relative increase in the price of our Common Stock in the three months ended March 31, 2017 compared with the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

We have experienced significant historical net losses as well as negative cash flows from operations since our inception, resulting in an accumulated deficit of $855.4million and stockholders’ deficit of $588.1 million as of March 31, 2017. As of March 31, 2017, we had cash and cash equivalents of $1.8 million and an additional $3.0 million in restricted cash subject to a cash collateral dominion agreement pursuant to the terms of our Medley Term Loan. Our cash expenditures primarily relate to procurement of inventory and payment of salaries, employee benefits and other operating costs.

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

Our cash flows were adversely affected by the loss of certain business from our largest customer, The Home Depot, following a 2015 product line review. Although we were selected to supply certain new products to The Home Depot under the new supplier buying agreement with The Home Depot that went into full effect in the second quarter of 2016, such new business only partially offset the negative effects of the lost business. As was the case under our prior agreement with The Home Depot, The Home Depot is not required to purchase any minimum amount of products under the new supplier agreement.

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

Pegasus committed to provide financial support to fund our operations and debt service requirements of up to $13.2 million for at least 12 months from April 12, 2017, all of which was funded in connection with the issuances of Series J Securities on April 24, 2017 and May 8, 2017.

Joint venture

As discussed above under “Recent Developments,” on March 20, 2017, we and our newly formed subsidiary, LSG JV Holdings, entered into the Operating Agreement with MLS. In connection with the closing of the joint venture transaction on May 8, 2017, we (through LSG JV Holdings) made an initial capital contribution of $5.1 million in cash to GVL. MLS made an initial capital contribution of $2.0 million in cash to GVL and is required to contribute an additional $2.9 million to GVL by May 15, 2017. LSG JV Holdings owns 51% of the membership interests of GVL and MLS owns 49% of the membership interests of GVL. Upon the determination of GVL’s board of managers, LSG JV Holdings and MLS will be required to make additional capital contributions of up to $7.65 million and $7.35 million in the aggregate, respectively, during the first 12 months following the closing date.

Debt Financing

The Medley Term Loan is subject to the terms of the Term Loan Agreement dated February 19, 2014 (as amended from time to time the “Medley Loan Agreement”). Pursuant to the Medley Loan Agreement, we are required to achieve a minimum quarterly fixed charge coverage ratio for the preceding 12-month period and to maintain certain minimum EBITDA levels. As discussed above, as a condition to Medley consenting to the closing of the joint venture transaction, Medley required that we repay $5.0 million of the outstanding indebtedness under the Medley Term Loan on or before June 1, 2017. We made the mandatory prepayment on May 8, 2017.

As of March 31, 2017, we had $2.2 million in borrowings outstanding under the Ares ABL and additional borrowing capacity of $3.1 million. The maximum borrowing capacity under the Ares ABL was based on a formula of eligible accounts receivable and inventory. The Ares ABL Agreement also required us to maintain certain minimum EBITDA levels. We repaid the outstanding balance of the Ares ABL when it matured on April 25, 2017.

Equity financing and related matters

As of March 31, 2017, we had issued 103,062 Series J Securities, including 3,000 and 7,000 Series J Securities issued to Holdings III on January 27, 2017 and February 3, 2017, respectively. On April 24, 2017 and May 8, 2017, we issued an additional 4,400 and 10,600 Series J Securities, respectively, to Holdings III.

Pursuant to the certificates of designation governing the Series H Preferred Stock and Series I Preferred Stock, Pegasus has the right to cause us to redeem its shares of Series H Preferred Stock and Series I Preferred Stock at any time on or after March 27, 2017 and, if Pegasus were to exercise such right and cause us to redeem its shares of Convertible Preferred Stock, all other holders of the applicable series would similarly have the right to request the redemption of their shares of Convertible Preferred Stock. Nonetheless, Pegasus has agreed that it will not exercise its optional rights through November 14, 2019. We are also required to redeem the outstanding shares of Series J Preferred Stock (a) subject to certain limited exceptions, immediately prior to the redemption of the Series H Preferred Stock, Series I Preferred Stock or any other security that ranks junior to the Series J Preferred Stock and (b) on November 14, 2019, at the election of the holders of Series J Preferred Stock (a “Special Redemption”). Holders of Convertible Preferred Stock would also have the right to require us to redeem such shares upon the uncured material breach of our obligations under our outstanding indebtedness or the uncured material breach of the terms of the certificates of designation governing the Convertible Preferred Stock. Depending on whether the Appeal Bond (as defined below) has been drawn or fully released, the Series K Certificate of Designation requires us to redeem the outstanding shares of Series K Preferred Stock in the event of a liquidation, dissolution or winding up of the Company or an earlier change of control or “junior security redemption,” which includes events triggering a redemption of the outstanding shares of Convertible Preferred Stock.

As of March 31, 2017, in the event we were required to redeem all of our outstanding shares of Preferred Stock, our maximum payment obligation would have been $564.0 million. Prior to the redemption of any shares of Preferred Stock, however, we would be required to repay the outstanding balance under the Medley Term Loan, which was $31.0 million as of March 31, 2017.

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

As of March 31, 2017, based solely on a review of our balance sheet, we did not have legally available funds under Delaware law to satisfy the redemption of all of our outstanding shares of Preferred Stock. The certificate of designation governing the Series J Preferred Stock provides that if we do not have sufficient capital available to redeem the Series J Preferred Stock in connection with a Special Redemption of the Series J Preferred Stock, we will be required to issue a non-interest bearing note or notes (payable 180 days after issuance) in the principal amount of the liquidation amount of any shares of Series J Preferred Stock not redeemed by us in connection with such Special Redemption, subject to certain limitations imposed by Delaware law governing distributions to stockholders.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Cash flow activities:	2017	2016
Net cash used in operating activities	$(5,829,006)	$(6,265,868)
Net cash used in investing activities	(189,568)	(154,441)
Net cash provided by financing activities	5,842,400	7,651,031

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Net cash used in operating activities was $5.8 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. The largest driver behind the net cash used in operating activities for the three months ended March 31, 2017 and 2016 was our net loss, which was $7.8 million and $4.8 million, respectively.

Net cash used in operating activities for the three months ended March 31, 2017 included certain non-cash reconciliation items that increased cash, consisting primarily of a $1.4 million increase in the fair value of warrants, $887,000 in amortization of debt issuance costs, accretion and interest accrual on the Ares ABL and the Medley Term Loan, $139,000 in depreciation and amortization and a $138,000 inventory write-down. These non-cash charges were offset slightly by a $105,000 net credit related to stock-based compensation, which resulted from employees departing during the three months ended March 31, 2017 and the reversal of expense associated with their unvested stock options. For the three months ended March 31, 2016, net cash used in operating activities included certain non-cash reconciliation items consisting primarily of $707,000 in amortization of debt issuance costs, accretion and interest accrual primarily on the Ares ABL and the Medley Term Loan, $545,000 of stock-based compensation expense and $221,000 in depreciation and amortization.

For the three months ended March 31, 2017, changes in operating working capital (current assets and current liabilities, excluding our line of credit) used $1.1 million in cash. This use of cash resulted from a decrease in accounts payable of $3.9 million (due to a lower level of sales and the impact on inventory purchases) and an increase in prepaid expenses of $276,000 (due to increases in prepayments for inventory). That decrease was offset by a reduction in inventory of $5.0 million (resulting from lower levels of purchases due to lower levels of expected sales in the immediate future) and an increase in accrued expenses and other liabilities of 357,000 (primarily due settlement of a lawsuit). For the three months ended March 31, 2016, the working capital changes consisted primarily of a reduction of accounts payable of $4.3 million and an increase in accounts receivable of $2.8 million, which were partially offset by a $4.2 million decrease in inventory.

Investing Activities

Cash used in investing activities relates to the purchase of property and equipment and capitalized patents. Net cash used in investing activities was $190,000 and $154,000 for the three months ended March 31, 2017 and 2016, respectively. The cash used in investing activities for the three months ended March 31, 2017 was due to investments in capitalized patents of $108,000 and purchases of property and equipment of $82,000 (primarily tooling equipment). Cash used in investing activities for the three months ended March 31, 2016 was primarily due to investments in capitalized patents of $145,000.

Financing Activities

Cash provided by financing activities has historically been composed of net proceeds from various debt facilities and the issuance of common and preferred stock. Net cash provided by financing activities was $5.8 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively.

Cash provided by financing activities for the three months ended March 31, 2017 included $10.0 million of proceeds received from the issuance of Series J Securities. This increase was partially offset by payments of borrowings outstanding under our line of credit of $3.9 million (using proceeds from the issuance of Series J Securities) and of $245,000 in fees paid in connection with the issuance of Series J Securities as well as debt issuance and loan amendment costs.

Cash provided by financing activities for the three months ended March 31, 2016 included net draws on our lines of credit and other short term borrowings of $4.7 million and $3.0 million of proceeds from the issuance of Series J Securities.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the Certifying Officers, concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017, which discussion is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number ( or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017	–	January 31, 2017	--	--	--	--
February 1, 2017	–	February 28, 2017	554,221 (1)	$0.16	--	--
March 1, 2017	–	March 31, 2017	--	--	--	--

(1)	Represents shares of Common Stock purchased by an “affiliated purchaser” in a privately negotiated transaction.

Item 6. Exhibits

 See “Exhibit Index” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTING SCIENCE GROUP CORPORATION

Date: May 15, 2017	By	/s/ Edward D. Bednarcik

Edward D. Bednarcik
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By	/s/ Denis M. Murphy

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

10.1

Series J Preferred Stock Subscription Agreement, dated January 27, 2017, by and between Lighting Science Group Corporation and LSGC Holdings III LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2017, File No. 0-20354, and incorporated herein by reference).

10.2

Sixth Amendment and Limited Consent to Term Loan Agreement, dated January 27, 2017, by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders from time to time party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2017, File No. 0-20354, and incorporated herein by reference).

10.3

Seventh Amendment and Limited Consent to Term Loan Agreement, dated February 3, 2017, by and among Lighting Science Group Corporation, Medley Capital Corporation and the lenders from time to time party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2017, File No. 0-20354, and incorporated herein by reference).

10.4

Letter Agreement, dated February 3, 2017, by and among Lighting Science Group Corporation, Cleantech Europe II (A), L.P. and Cleantech Europe II (B), L.P. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 9, 2017, File No. 0-20354, and incorporated herein by reference).

10.5*

Operating Agreement of Global Value Lighting, LLC, dated March 20, 2017, by and among LSG MLS JV Holdings, Inc., MLS Co. Ltd. and, solely with respect to certain sections, Lighting Science Group Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Lighting Science Group Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in such filing.